Form 10-Q
period 1993-12-31
MYLAN LABORATORIES INC
filed 1994-02-07
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1993

                                OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OR THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from          to

                  Commission file number 1-9114

                      MYLAN LABORATORIES INC.
     (Exact Name of registrant as specified in its charter)

     Pennsylvania                            25-1211621
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

          130 Seventh Street
         1030 Century Building
        Pittsburgh, Pennsylvania                    15222
   (Address of principal executive offices)       (Zip Code)

                          412-232-0100
     (Registrant's telephone number, including area code)

                         Not Applicable
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

               YES   X             NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                             Outstanding at
          Class of Common Stock              January 21, 1994
               $.50 par value                   79,149,950




           MYLAN LABORATORIES INC. AND SUBSIDIARIES


                            INDEX




                                                         Page
                                                        Number


PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets - December 31, 1993
   and March 31, 1993                                   2A and 2B

Consolidated Statements of Earnings - Three and
   Nine Months Ended December 31, 1993 and 1992              3

Consolidated Statements of Cash Flows - Nine
   Months Ended December 31, 1993 and 1992                   4

Notes to Consolidated Financial Statements -
   Three and Nine Months Ended December 31, 1993       5, 6 and 7

Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations                                             8 and 9


PART II. OTHER INFORMATION                                  10

           MYLAN LABORATORIES INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                            ASSETS




                                        December 31,    March 31,
                                           1993           1993
                                         Unaudited      Audited

Current Assets
  Cash and cash equivalents             $103,021,000 $ 98,246,000

  Accounts receivable                     48,774,000   32,396,000

   Inventories:
     Raw materials                        25,316,000   23,115,000

     Work in process                      12,153,000   11,553,000

     Finished goods                       17,262,000   11,281,000
                                          54,731,000   45,949,000

  Deferred tax benefit
  Other current assets                     1,284,000        -
                                           7,090,000    3,891,000

     Total Current Assets                214,900,000  180,482,000

Property, Plant and Equipment - at cost  106,160,000   94,950,000
     Less accumulated depreciation        30,929,000   26,431,000
                                          75,231,000   68,519,000

Investment in and Advances to Somerset    17,827,000   14,844,000

Intangible Assets
net of accumulated amortization           34,448,000   38,115,000

Other Assets                              51,240,000   49,145,000

Total Assets                            $393,646,000 $351,105,000






       See Notes to Consolidated Financial Statements

                           -2A-

              LIABILITIES AND SHAREH0LDERS' EQUITY


[CAPTION]
                                        December 31,   March 31,
                                            1993         1993
                                         Unaudited     Audited


Current Liabilities
   Trade accounts payable              $  5,686,000  $  6,492,000

     Income taxes payable                 2,242,000     9,349,000

     Other current liabilities           12,783,000     8,293,000

     Cash dividend payable                3,168,000     2,348,000

         Total Current Liabilities       23,879,000    26,482,000

Acquisition Obligation                         -       21,303,000

Long-Term Obligations                     4,363,000     5,125,000

Deferred Income Taxes                       271,000     2,223,000

Shareholders' Equity:
  Preferred stock, par value $.50 per
  share, authorized 5,000,000 shares,           -         -
  issued and outstanding - none


  Common stock, par value $.50 per share,
  authorized 300,000,000 shares, issued
  79,624,339 shares at December 31, 1993
  78,615,453 shares at March 31, 1993    39,812,000    39,309,000

  Additional paid in capital             53,699,000    29,866,000

  Retained earnings                     274,131,000   227,139,000
                                        367,642,000   296,314,000
  Less Treasury stock - at cost, 495,864
  shares at December 31, 1993 and 430,206
  shares at March 31, 1993                2,509,000       342,000
Net Worth                               365,133,000   295,972,000

Total Liabilities and
    Shareholders' Equity               $393,646,000  $351,105,000




             See Notes to Consolidated Financial Statements
                                -2B-
                            MYLAN LABORATORIES INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF EARNINGS
                                           UNAUDITED

                            Three Months Ended December 31,  Nine Months Ended December 31,
                                 1993             1992                1993          1992
                                                              <C >
NET SALES                     $ 66,436,000    $ 61,108,000    $182,699,000    $150,966,000
COST AND EXPENSES:
  Cost of Sales                 32,165,000      24,489,000      90,628,000      64,920,000
    Research and Development     5,499,000       3,804,000      16,453,000      10,123,000

  Selling and Administrative    14,284,000      10,681,000      36,745,000      26,920,000

     Interest Expense                8,000           8,000          23,000          26,000
                                51,956,000      38,982,000     143,849,000     101,989,000
EQUITY IN EARNINGS OF SOMERSET   6,841,000       6,120,000      18,250,000      15,530,000

OTHER INCOME                     4,634,000       1,423,000       7,481,000       2,479,000

EARNINGS BEFORE INCOME TAXES    25,955,000      29,669,000      64,581,000      66,986,000

INCOME TAX RATE                     15%              29%            14%              26%

INCOME TAXES                     3,832,000       8,494,000       8,908,000      17,751,000

NET EARNINGS                  $ 22,123,000    $ 21,175,000    $ 55,673,000    $ 49,235,000
EARNINGS PER SHARE            $        .28    $        .28    $        .71    $        .64

WEIGHTED AVERAGE COMMON SHARES  79,091,000      76,974,000      78,876,000      76,902,000

The Company paid regular quarterly cash dividends of $.025 per share from July 1990 to
July 1992, $.03 per share from October 1992 to July 1993 and $.04 per share on October 15,
1993 and January 15, 1994.

                          See Notes to Consolidated Financial Statements
                                                       -3-


               MYLAN LABORATORIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE NINE MONTHS ENDED DECEMBER 31, 1993 AND 1992

                               UNAUDITED
[CAPTION]
                                            1993        1992

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Earnings                          $ 55,673,000 $ 49,235,000
 Adjustments to reconcile net earnings
  to net cash from operating activities:
    Depreciation and amortization         8,232,000    3,713,000
    Deferred income taxes                  (434,000)    (100,000)
    Equity in the earnings of Somerset  (18,250,000) (15,530,000)
    Cash received from Somerset          15,267,000   13,988,000
    Other non-cash expenses               8,113,000    5,887,000
  Changes in operating
          assets and liabilities:
    Accounts receivable                 (21,064,000) (11,091,000)
    Inventories                          (8,737,000)  (7,811,000)
    Trade accounts payable                 (806,000)     (27,000)
    Income taxes payable                 (8,869,000)   2,560,000
    Other operating
    assets and liabilities               (3,869,000)   3,726,000
NEt cash provided from
          operating activities           25,256,000   44,550,000
CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property,
 plant and equipment                    (11,210,000)  (7,509,000)
 Increase in other assets                (1,214,000) (10,977,000)
Net cash used in investing activities   (12,424,000) (18,486,000)

CASH FLOWS FROM FINANCING ACTIVITIES
 Cash dividend paid                      (7,861,000)  (6,152,000)
 Payments on long-term debt                 (14,000)     (50,000)
 Payments on acquisition obligations       (977,000)        -
 Proceeds from exercise of stock options    795,000    9,208,000
Net cash provided from (used in)
 financing activities                    (8,057,000)   3,006,000
Net Increase in Cash
        and Cash Equivalents              4,775,000   29,070,000
Cash and Cash Equivalents -
     Beginning of Period                 98,246,000   60,324,000
Cash and Cash Equivalents -
 End of Period                         $103,021,000 $ 89,394,000
CASH PAID DURING THE PERIOD FOR:
 Interest                              $     23,000 $     23,000
 Income Taxes                          $ 11,417,000 $ 15,234,000



              See Notes to Consolidated Financial Statements
                                -4-
           MYLAN LABORATORIES INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND NINE MONTH PERIOD ENDED
                        DECEMBER 31, 1993

                             Unaudited

A. On November 5, 1993 Roy McKnight, Chairman and Chief Executive Officer of the Company since 1976, suffered a fatal heart attack. Mr. McKnight passed away the following day.
    On November 9, 1993 Milan Puskar was named Chairman and C.E.O. in addition to his existing position as President of the Company. Also, C.B. Todd, President of the Company's wholly owned subsidiary Mylan Pharmaceuticals Inc., was appointed to the Board of Directors of the Company.
    The Company has certain obligations to the estate and/or family of Mr. McKnight pursuant to a 1990 salary continuation agreement. A one time charge against earnings of approximately $2.8 million is included in Selling and Administrative expenses in the quarter ended December 31, 1993 relating to these obligations. At December 31, 1993 other accrued liabilities includes a total of $4,306,000 which has been accrued by the Company for this obligation.

B. On November 24, 1993 the Company reached a settlement with Pharmaceuticals Resources, Inc./Par Pharmaceuticals/Quad Pharmaceuticals, three defendants in the Company's suit filed under the Federal Antitrust Laws and the Racketeer Influenced and Corrupt Organization Act (RICO), against several pharmaceutical companies, certain employees of those Companies and certain former employees of the FDA Generic Drug Division. Under the settlement, Pharmaceutical Resources, Inc. agreed to pay the Company the sum of $1,000,000 in cash and $2,000,000 in their common stock.
    This settlement is reflected under the caption "Other Income" for the quarter ended December 31, 1993.

C. On February 25, 1993, a wholly owned subsidiary of the Company acquired substantially all of the net assets of Bertek Inc. (Bertek) for approximately $39,112,000 and assumed liabilities of approximately $10,090,000. The business combination has been accounted for under the purchase method of accounting. Goodwill of approximately $2,686,000 resulting from the acquisition is being amortized on a straight-line basis over a 20 year period.
    To facilitate the transaction the Company issued 1,349,975 shares of its common stock and paid cash of $9,375,000 including approximately $8,293,000 paid by the Company at closing to satisfy certain long-term obligations assumed.

         MYLAN LABORATORIES INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (Continued)


D. Effective April 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Prior years financial statements were not restated. The cumulative effect of adopting this standard resulted in an increase in net earnings of $1,124,000 ($.01 per share) for the three months ended June 30, 1993. There was no cash flow impact. Expanded disclosure regarding the impact of the adoption of SFAS 109 was provided in the Report on Form 10-Q for the quarter ended June 30, 1993.

    SFAS 109 requires an asset and liability approach to accounting for income taxes. Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the financial statements or tax returns. Changes in enacted tax rates or laws will result in adjustments to the recorded tax asset or liabilities in the period that the tax law is enacted.

    In August of 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("the Act"). The Act has several provisions which effect the Company's income tax expense including a change in the Federal corporate tax rate and significant changes relating to tax credits for operations in Puerto Rico. As a direct result of the changes in the tax code, the Company reassessed its position on the filing alternatives available under the tax code. Based on the new tax code provisions, the Company made a decision which resulted in a reduction of income tax expense of $3,225,000. This amount represents management's estimate of the cumulative effect of this change.

E. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1993 and March 31, 1993 together with the results of operations and cash flows for the interim periods ended December 31, 1993 and 1992. The consolidated results of operations for the three and nine months ended December 31, 1993 and 1992 are not necessarily indicative of the results to be expected for the full year. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1993 Annual Report.

            MYLAN LABORATORIES INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (Continued)


F. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. (Somerset), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

    Condensed unaudited financial information of Somerset for the three and nine month periods ended December 31, 1993 and 1992 are as follows: (in thousands)







                       Three Months Ended       Nine Months Ended
                        December 31,               December 31,
                      1993     1992             1993      1992


 Net Sales           $36,422  $32,538          $88,107   $77,628

Costs and Expenses   (19,470) (15,687)         (40,789)  (34,840)

Income Taxes          (5,070) ( 6,236)         (15,220)  (15,601)

Net Earnings         $11,882  $10,615          $32,098   $27,187


    The above information represents 100% of Somerset's operations of which the Company has a 50% interest.













                                    -7-

                PART 1 - FINANCIAL INFORMATION

         ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

  Net sales for the three months ended December 31, 1993 were a record high $66,436,000 exceeding the previous record high quarterly sales for the same quarter a year ago by 9%. For the nine month period ended December 31, 1993 net sales were $182,699,000 representing a 21% increase over the same period a year ago. Sales of five new generic products added to the Company's product line in December and an overall increase in generic volume, up 15% quarter to quarter and 25% year to date, along with sales revenues from Bertek which was acquired in February 1993, have helped to offset significant price erosion which continues to effect products added to the generic line during the last fiscal year.

  As a direct result of significant pricing competition in the generic markets and the addition of Bertek revenues, which generally provide lower gross margin rates, gross margin as a percent of sales has decreased from 60% for the December 1992 quarter to 52% this year and from 57% for the nine months ended December 1992 to 50% this year.

  Indicative of the Company's commitment to new and increased product development to broaden the Company's product line, current year expenditures for research and development have increased significantly over prior years. This increase is due to research projects throughout the Company.

  As discussed in footnote A, Selling and Administrative expenses for the quarter ended December 31, 1993 includes a charge of $2,800,000 for obligations pursuant to a salary continuation agreement for Mr. McKnight. Excluding this one time charge, Selling and Administrative expenses were 17% of net sales for the quarters ended December 31, 1993 and 1992 and were 19% of sales for the nine month period ended December 31, 1993 versus 18% last year. Amortization of intangible assets associated with the Bertek acquisition of approximately $3,000,000 are included in the 1993 year to date amount. Other factors contributing to the increase include advertising and promotion expenses associated with new products and legal and professional fees associated with the various court actions to which the Company is a party.

  Equity in earnings of Somerset continues to provide a solid return for the Company. Somerset's contribution to net earnings per share for the three and nine month periods was $.08 and $.21 in 1993 and $.07 and $.18 in 1992.

  Effective April 1, 1993 the Company adopted Statement of
Financial Accounting Standards (SFAS) No. 109 "Accounting for
Income Taxes" which resulted in a reduction of income tax expense and a corresponding increase in net earnings during the quarter ended June 30, 1993 of $1,124,000 or $.01 per share.

  During the quarter ended September 30, 1993, as a direct result of changes in the Federal Tax Code enacted in August of 1993, the Company reassessed its position on the filing alternatives available under the tax code. Based on the new tax code provision the Company made a decision which resulted in a reduction of income tax expense of $3,225,000. Excluding the effects of adoption of FAS 109 and the management decision predicated on the changes in the tax code, the effective tax rate for the nine months ended December 31, 1993 is roughly 21% compared to 25% for the same period a year ago. This decrease is due to higher levels of production at the Company's Puerto Rico facility.


Liquidity and Capital Resources and Financial Condition

  Working capital increased from $154,000,000 at March 31, 1993 to $191,021,000 at December 31, 1993 as a result of continued strong operations. The ratio of current assets to current liabilities was 6.8 to 1 at March 31, 1993 and 9.0 to 1 at December 31, 1993.

  Cash flows from operating activities remain strong but have decreased from the prior year due principally to the timing of new product sales and increased levels of operating expenditures and inventory purchases.

  Additions to property, plant and equipment amounted to $11,210,000 in the current year including construction projects at the Company's West Virginia and Puerto Rico facilities and new projects at the Bertek facility in Vermont.

              PART II. OTHER INFORMATION


  Item 1. Legal Proceedings

      On November 24, 1993 the Company reached a settlement with Pharmaceuticals Resources, Inc./Par Pharmaceuticals/Quad Pharmaceuticals, three defendants in the Company's suit filed under the Federal Antitrust Laws and the Racketeer Influenced and Corrupt Organization Act (RICO), against several pharmaceutical companies, certain employees of those Companies and certain former employees of the FDA Generic Drug Division. Under the settlement, Pharmaceutical Resources, Inc. agreed to pay the Company the sum of $1,000,000 in cash and $2,000,000 in their common stock.


  Item 6. Exhibits and Reports on Form 8-K
  (b) Reports on Form 8-K - On November 15, 1993 the Company filed a report on Form 8-K dated November 6, 1993 covering Item 5 thereof regarding the death of Roy McKnight and the appointments of Milan Puskar as Chairman and Chief Executive Officer and C.B. Todd as a member of the board of directors.


                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                              Form 8-K

                           Current Report

                 Pursuant to Section 13 or 15(d) of
                      The Securities Act of 1934



Date of Report (Date of earliest event reported)  November 6,1993




                       MYLAN LABORATORIES INC.
        (Exact name of registrant as specified in its charter)








Pennsylvania                  1-9114              25-1211621
(State or other           (Commission          (I.R.S. Employer
jurisdiction of           File Number)       Identification No.)
incorporation)








                       130 Seventh Street
                      1030 Century Building
                       Pittsburgh, PA 15222
              (Address of principal executive offices)





Registrant's telephone number, including area code (412) 232-0100










Item 5. Other Events.

     On November 9, 1993, the board of directors of Mylan Laboratories Inc.(the "Registrant") named Milan Puskar, age 59, as its Chairman and Chief Executive Officer, in addition to his current position as President, and named C.B. Todd as a member of its board of directors. Mr. Puskar succeeds Roy McKnight, who was stricken by a fatal heart attack the previous weekend, and Mr. Todd's election fills the resulting vacancy on the board. Mr. Todd, age 59, is a Senior Vice President of the Registrant, a member of its Executive Committee and President of Mylan Pharmaceuticals, Inc., a wholly-owned subsidiary of the Registrant. He has served in various positions with the Registrant since 1970.




Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                MYLAN LABORATORIES INC.


                               By:  /S/  Milan Puskar
                                    Milan Puskar, Chairman,
                                    Chief Executive Officer and
                                    President


Date:   November 12,1993
        Pittsburgh, Pennsylvania




                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Mylan Laboratories Inc.
                                             (Registrant)



DATE                     /S/ Milan Puskar        2/3/94

                             Milan Puskar
                             Chairman, President & C.E.O.



DATE                     /S/ Frank A. DeGeorge   2/3/94

                             Frank A. DeGeorge
                             Director of Accounting and Taxation