Form 10-K
period 1994-03-31
MYLAN LABORATORIES INC
filed 1994-06-14
CIK 69499

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K
       (Mark One)
    / /  Annual Report pursuant to section 13 or 15(d) of theSecurities
         Exchange Act of 1934 [Fee Required] for the fiscal year ended March
         31,1994 or
    / /  Transition Report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________
                              Commission File No. 1-9114
                               MYLAN LABORATORIES INC.
                (Exact name of registrant as specified in its charter)

              Pennsylvania                                                   25-1211621
       (State or other jurisdiction of incorporation ororganization)     (IRS Employer Identification No.)
           130 Seventh Street
          1030 Century Building
        Pittsburgh, Pennsylvania                              15222
       (Address of principal executive offices)              (ZipCode)
Registrant's telephone number, including area code:  412-232-0100
Securities registered pursuant to Section 12(b) of the Act:

                                                                            Name of Each Exchange
                         Title of Each Class                                 on Which Registered
                         -------------------                                 -------------------
                   Common Stock, par value $.50 per share                   New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:   None

  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes/ /                 No/ /



        Indicate by checkmark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.[  ]
        The aggregate market value of voting stock held by
persons other than Directors and Officers of the registrant computed by reference to the closing price of such stock as of April 30, 1994:
                                    $1,440,211,990
The number of shares of Common Stock of the registrant outstanding as of April 30, 1994:
                                      79,213,013
        Documents incorporated by reference into this Report are:
 Annual Report to Shareholders for year ended March 31, 1994...... Parts I and II,

                                                                   Items 1, 5-8
 Proxy Statement for 1994 Annual Meeting of Shareholders. . . . . .Part III, Items 10-13
                                  PART I


ITEM 1.  Business

     Mylan Laboratories Inc., a Pennsylvania corporation incorporated in 1970, and its subsidiaries (herein referred to collectively as the "Company") are engaged in the development, manufacturing and distribution of pharmaceutical products for resale by others. The Company's objective is to become a fully integrated pharmaceutical company. References herein to fiscal 1994, 1993 and 1992 mean the fiscal years ended March 31, 1994, 1993 and 1992, respectively.

     Through its subsidiary, Mylan Pharmaceuticals Inc., the Company is recognized as one of the leaders in the generic pharmaceutical industry. Pharmaceutical products initially sold on an exclusive basis are known in the industry as proprietary or branded products. Generic drugs are therapeutically equivalent to their brand name counterparts and are generally sold at prices significantly less than branded products. Accordingly, generics provide a safe, effective and cost efficient alternative to users of these products.

     The Company manufactures substantially all of its oral dose products in either its Mylan Pharmaceuticals subsidiary's Morgantown, West Virginia facility or its subsidiary
Mylan Inc.'s facility in Caguas, Puerto Rico. To facilitate timely delivery of products to customers in all fifty states the Company operates distribution centers in Greensboro, North Carolina and Reno, Nevada.

     Due to the non-exclusive nature of generic products, the generic industry is comprised of numerous competitors including manufacturers who market their products under their own name, distributors who market products manufactured by others and brand name companies, who in recent years market their products under both the brand name and as the generic substitute. Historically, this diversity provides significant price competition within the generic pharmaceutical industry which generally results in decreasing prices of generic products over time to those who supply such products to the retail market.

     In June of 1989 the Company acquired a 50% interest in Somerset Pharmaceuticals, Inc. ("Somerset"). Pursuant to a license agreement with a Hungarian pharmaceutical company, Somerset has exclusive marketing rights to the product Eldepryl in the United States and certain other countries. Commercial shipments of the product by Somerset commenced in late August, 1989.

     Under the Orphan Drug Act, Somerset has exclusivity relating to marketing the chemical compound Eldepryl for use as a treatment for late stage Parkinson's disease through June of 1996. Under the Waxman Hatch Act, Somerset has exclusivity for all uses of the chemical compound through June of 1994. Somerset is actively involved in research projects regarding additional uses of the chemical compound.

     During September, 1990 Somerset entered into an agreement with Sandoz Pharmaceuticals Co. Ltd. ("Sandoz") to co-promote the product Eldepryl . Under the terms of the agreement Somerset reimburses Sandoz for certain advertising expenses and pays Sandoz a co-promotion fee predicated upon sales.

     In October of 1991, a wholly-owned subsidiary of the Company merged with Dow Hickam Pharmaceuticals, Inc. ("Hickam"), an established high quality branded pharmaceutical company located in Sugar Land, Texas. Hickam currently manufactures and/or markets specialty pharmaceutical products and devices used principally as wound care treatments through its nation-wide sales force.

     On February 25, 1993 the Company acquired substantially all of the net assets of Bertek, Inc. ("Bertek"). Bertek, headquartered in St. Albans, Vermont is a manufacturer of transdermal drug delivery systems and also has operations in laminating, coatings and label manufacturing. Bertek currently provides components, using internally developed technology for transdermal patches marketed by other companies. The Company is actively involved in development projects using Bertek technology to provide new products for marketing by its subsidiaries.

     In October, 1990 Congress passed the Medicaid Prudent
Pharmaceutical Purchasing Act of 1990.  Under the Act, the
Company is required to pay a rebate to each state predicated on the number of prescriptions for the Company's products reimbursed by the states under Medicaid. The Act was effective January 1, 1991.

     The pharmaceutical industry along with the health care industry in general has been targeted for reform by the current administration. The extent or form of any changes which may affect the pharmaceutical industry are highly speculative at this time. The Company believes that the Federal government commitment to contain drug costs along with state substitution laws, emphasis of cost containment by third party payers, changing quality perception and a growing elderly population, will favorably affect the market for generic products.

Products

     The information on the Company's product line set forth on page 2 and 3 of the Annual Report to Shareholders for the year ended March 31, 1994, is incorporated herein by reference. All pharmaceutical products presently manufactured by the Company have been previously developed and marketed by other firms with the exception of Maxzide and Maxzide -25MG.

     The Company is required to secure and maintain approval from the U.S. Food and Drug Administration ("FDA") for the products and dosage forms which it manufactures. The number of products and dosage forms for which the Company is an approved manufacturer has expanded in recent years. See "New Products Approvals".

     During fiscal 1994, 1993 and 1992 approximately $21,648,000, $13,524,000 and $7,885,000 respectively, were applied by the Company to the development of formulations and procedures for products which it desires to produce, use or sell. The Company's research and development efforts are conducted primarily to qualify the Company to manufacture ethical pharmaceuticals under FDA standards and approval.

New Product Approvals

     During fiscal 1994, eight approvals were received from the FDA. The Company presently has approximately 16 additional requests for approval pending before the FDA, representing 31 products of varying strengths.

Customers and Markets

     The Company sells its products to proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers and public and governmental agencies. Sales to one customer, McKesson, represented 12% and 10% of net sales in 1993 and 1992 and to Lederle Laboratories which represented 12% of net sales in 1992. No single customer represented more than 10% of net sales in 1994.

     A majority of the Company's products are marketed to food and drug store chains and to pharmaceutical distributors and wholesalers, who in turn market to retailers, managed care entities, hospitals and government agencies. Certain other products are marketed to institutional accounts who in turn obtain the products from pharmaceutical distributors and wholesalers. The Company's sales activities involve limited public promotion of its products. Approximately 125 employees of the Company are engaged full-time in selling products and servicing customers.

Competition

     The Company sells to various markets and classes of customers. With respect to each of the various products it sells, the Company believes it is subject to active competition from numerous firms. The four primary means of competition are services, quality of products, approval for manufacture by the FDA and price. The competition experienced by the Company varies among the markets and classes of customers. The Company has experienced additional competition from brand-name competitors who have entered the generic pharmaceutical industry through the creation of generic subsidiaries, purchasing generic companies or by licensing their products prior to or as their product's patents expire.

Product Liability

     Product liability suits by consumers represent a continuing risk to firms in the pharmaceutical industry. The Company strives to minimize such risks by stringent quality control procedures. Although the Company carries insurance, it believes that no reasonable amount of insurance can fully protect it against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption.

     The Company has a 50% investment in a captive insurance company. This unconsolidated subsidiary provides product liability insurance for the Company for claims not covered under other product liability policies, reported or incurred. The Company's participation in the captive insurance company has substantially reduced its product liability insurance expense.

Raw Materials

     The chemical ingredients and other materials and supplies used in the Company's pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, some products may have only one source approved by the FDA for certain pharmaceutical ingredients used in their manufacturing process. If this material was no longer available, qualifying a new supplier could delay the manufacturing of such products. The Company experienced no significant problems in obtaining an adequate supply of raw materials in fiscal 1994.

Regulation

     The Company's operations are subject to regulation under the Federal Food, Drug and Cosmetic Act, pursuant to which government standards as to "good manufacturing practice", product content, purity, labeling, effectiveness and recordkeeping (among other things) must be observed. In this regard, the FDA has extensive regulatory powers over the activities of pharmaceutical manufacturers including the power to seize and prohibit the sale of noncomplying products and to halt operations of noncomplying manufacturers.

     The Company is also subject to inspection and regulation under other federal and state legislation relating to drugs, narcotics and alcohol. Many of its suppliers and customers, as well as the drug industry in general, are subject to the same or similar governmental regulations.

     In recent years, the United States Congress has passed laws that increase the regulation of the drug industry beyond the point of good manufacturing practices. The new regulations require manufacturers to present substantial evidence for the efficacy, as well as safety, of their drug products.

     It is impossible for the Company to predict the extent to which its operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

Employees

     The Company employs approximately 1240 persons, approximately 535 of whom serve in clerical, sales and management capacities. The remainder are engaged in production and maintenance activities.

     The production and maintenance employees at the Company's manufacturing facilities in Morgantown, West Virginia, are represented by the Oil, Chemical and Atomic Workers
International Union (AFL-CIO) and its Local Union 8-957
(AFL-CIO).

Backlog

     At March 31, 1994, the uncompleted portions of the Company's backlog of orders was approximately $12,543,000 as compared to approximately $17,797,000 at March 31, 1993. Because of the relatively short lead time required in filling orders for its products, the Company does not believe these interim backlog amounts bear a significant relation to sales or income for any full twelve-month period.


ITEM 2.  Properties

     The Company operates from various facilities in the United
States and Puerto Rico having an aggregate of approximately
830,000 square feet.

     Mylan Pharmaceuticals owns production, warehouse, laboratory and office facilities in four buildings in Morgantown, West Virginia containing approximately 500,000 square feet and a distribution center in Greensboro, North Carolina containing approximately 24,000 square feet with an additional 40,000 square feet under construction. Mylan Pharmaceuticals also operates a distribution center in Reno, Nevada containing approximately 25,000 square feet under a lease expiring in 1996.

     Mylan Inc. owns a production and office facility in Caguas, Puerto Rico containing approximately 100,000 square feet and a production facility in Cidra, Puerto Rico containing approximately 32,000 square feet.

     Dow Hickam Pharmaceuticals, Inc. owns production, warehouse and office facilities in two buildings in Sugar Land, Texas containing approximately 70,000 square feet. Hickam also operates a filling and packaging facility in Sugar Land, Texas containing approximately 15,000 square feet under a lease expiring in 1996.

     Bertek owns production, warehouse, laboratory and office facilities in five buildings in Swanton and St. Albans, Vermont containing approximately 159,000 square feet. Bertek also operates a coating and extrusion facility in St. Albans containing approximately 71,000 square feet under a lease expiring in 2015.

     The Company's production equipment includes that equipment necessary to produce and package tablet, capsule, aerosol, transdermal and powder dosage forms. The Company maintains five analytical testing laboratories for quality control.

     The Company's facilities are operated primarily on a two shift basis. Properties and equipment are well maintained and adequate for present operations.

     The Company's corporate offices, containing approximately
5,800 square feet, are located at 130 Seventh Street, 1030
Century Building, Pittsburgh, Pennsylvania, and are occupied under a lease expiring in 1996.


ITEM 3.  Legal Proceedings

     In June, 1989, the Company filed suit under the Federal Antitrust Laws and Racketeer Influenced and Corrupt Organization Act (RICO), against several pharmaceutical companies, certain employees of those companies, and certain former employees of the FDA Generic Drug Division. The suit asserts that the approval process for generic drugs at the FDA was corrupted and that the Company was damaged by the action of the defendants. On December 10, 1992 the Company's suit was dismissed by order of the Court. The Company appealed this dismissal and its suit was reinstated. During 1994 settlements were reached with several of the
defendants for approximately $3,375,000.    The Company continues
to pursue other defendants in this suit.

     On November 20, 1990 the Company filed a complaint against American Cyanamid Company ("Cyanamid"). Cyanamid, through its Lederle Laboratories Division is the exclusive distributor of the Mylan products Maxzide and Maxzide -25MG pursuant to a March, 1984 agreement. The complaint alleged that Cyanamid underpaid Mylan based on the terms of the agreement and that Cyanamid had not met certain obligations under the agreement with regards to marketing of the products. The Company was seeking general relief in the form of compensatory and punitive damages and was also seeking to be awarded certain trademark rights to Maxzide and Maxzide -25MG currently owned by Cyanamid.

     On May 30, 1991 Cyanamid filed an Answer and Counterclaim to the complaint filed by the Company on November 20, 1990. The counterclaims included allegations of fraudulent inducement and breach of contract regarding the March, 1984 Maxzide contract and allegations of defamation. Cyanamid was seeking dismissal of the Company's complaint and compensatory and punitive damages.

     During 1994 the jury in the Company's lawsuit against Cyanamid ruled in favor of Cyanamid on the Company's complaint and in favor of the Company on Cyanamid's counterclaims. No money damages were awarded to either party. Each party has given notice of appeal.
     On November 24, 1992, Marion Merrell Dow Inc. ("MMD") and Tanabe Seiyaku Co. LTD ("Tanabe") filed suit against the Company, its wholly-owned subsidiary Mylan Pharmaceuticals Inc., and another company claiming infringement of Tanabe's patent for the manufacture of diltiazem. MMD and Tanabe seek permanent injunctive relief and treble damages to compensate for the alleged infringement and costs of suits. The Company believes this suit is without merit and continues to vigorously defend this lawsuit.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are as follows:

     Milan Puskar          59  Chairman, Chief Executive Officer
                               and President
     Dana G. Barnett       53  Executive Vice President
     Louis J. DeBone       48  Vice President-Operations
     Roderick P. Jackson   54  Senior Vice President
     Joseph J. Krivulka    42  Vice President
     Dr. John P. O'Donnell 48  Vice President-Research and
                               Quality Control
     Patricia Sunseri      54  Vice President-Investor and
                               Public Relations
     C.B. Todd             60  Senior Vice President
     Robert W. Smiley      72  Secretary

     Mr. Puskar was employed by the manufacturing subsidiary of the Company from 1961 to 1972 and served in various positions including: Secretary-Treasurer, Executive Vice President and member of the Board of Directors. From 1972 to 1975, Mr. Puskar served as Vice President and General Manager of the Cincinnati Division of ICN Pharmaceuticals Inc. In addition, he has served as a partner in several pharmaceutical firms in foreign countries and is currently a director of Huntington National Bank West Virginia. Mr. Puskar has served as President of the Company since 1976 and as Chairman and Chief Executive Officer since November of 1993.

     Mr. Barnett has been a Vice President of the Company since 1974. His principal occupation since 1966 has been in various management positions with the manufacturing subsidiary of the Company. His responsibilities have covered production, quality control and product development. He became Senior Vice President in 1978 and Executive Vice President in 1987. Since June of 1991, he also serves as President and Chief Executive Officer of Somerset Pharmaceuticals, Inc., a joint venture subsidiary of the Company.

     Mr. DeBone has been employed by the Company since September, 1987. Prior to assuming his present position in November, 1991 as Vice President-Operations he served as Vice President-Quality
Control. He was previously employed with the Company from March, 1976 until June, 1986 and served as Director of Manufacturing.

     Mr. Jackson has been employed by the Company since April, 1986. Prior to assuming his present position in October, 1992 as Senior Vice President he served as Vice President-Marketing and Sales. He was previously employed for four years at Lederle Laboratories as Director of Standard Products.

     Mr. Krivulka has been employed by the Company since March, 1990. Prior to assuming his present position in April, 1992 as Vice President he served as Assistant to the President. Since April of 1993, he also serves as President of Bertek, Inc., a subsidiary of the Company. From 1989 to 1990 he was employed by Janssen Pharmaceutica, a division of Johnson & Johnson, as Executive Director of Business Unit Management and from 1987 to 1989 was employed by Sandoz Pharmaceuticals as Group Business Director.

     Dr. John O'Donnell has been employed by the Company since 1983. Prior to assuming his present position in November, 1991 as Vice President-Research and Quality Control, he served as Vice President-Research and Product Development and as Director of Chemistry and Product Development.

     Mrs. Sunseri has been employed by the Company since 1984.
Prior to assuming her present position in October, 1989 as Vice
President-Investor & Public Relations, she served as Director of
Investor Relations.

     Mr. Todd has been employed by the Company since 1970. Prior to assuming his present position in October, 1987 as Senior Vice
President, Mr. Todd served as Vice President-Quality Control. He also serves as President of Mylan Pharmaceuticals Inc., a subsidiary of the Company.

     Mr. Smiley has been Secretary of the Company for approximately nineteen years and on December 12, 1975, he was elected to the Board of Directors. His principal occupation is and for approximately 40 years has been an attorney-at-law in Pittsburgh, Pennsylvania. He was a partner in the law firm of Smiley, McGinty and Steger, general counsel to the Company. On October 1, 1992 Mr. Smiley joined the law firm of Doepken Keevican Weiss & Medved Professional Corporation.

     There is no family relationship between any of the above executive officers. Officers of the Company serve at the pleasure of the Board of Directors.

     Messrs. Puskar, Barnett, Todd and Smiley serve as members of the Executive Committee of the Board.

                                  PART II


ITEM 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters

     The information required by item 5 is hereby incorporated by reference to pp. 24 and 40 of the accompanying Annual Report to Shareholders for the year ended March 31, 1994.


ITEM 6.   Selected Financial Data

     The information required by item 6 is hereby incorporated by reference to p. 24 of the accompanying Annual Report to Shareholders for the year ended March 31, 1994.


ITEM 7.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

     The information required by item 7 is hereby incorporated by reference to pp. 25-27 of the accompanying Annual Report to Shareholders for the year ended March 31, 1994.


ITEM 8.   Financial Statements and Supplementary Data

     The information required by item 8 is hereby incorporated by reference to pp. 28-40 of the accompanying Annual Report to Shareholders for the year ended March 31, 1994.


ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.

                                 PART III


ITEM 10.  Directors and Executive Officers of the Registrant

     The information as to directors required by item 10 is hereby incorporated by reference to pp. 1-3 of the Company's 1994 Proxy Statement. Information concerning executive officers is provided in Part I of this report under the caption "Executive Officers of the Registrant".


ITEM 11.  Executive Compensation

     The information required by item 11 is hereby incorporated by reference to pp. 3-8 of the Company's 1994 Proxy Statement.


ITEM 12.  Security Ownership of Certain
          Beneficial Owners and Management

     The information required by item 12 is hereby incorporated by reference to p. 8 of the Company's 1994 Proxy Statement.


ITEM 13.  Certain Relationships and Related Transactions

     The information required by item 13 is hereby incorporated by reference to p. 3 of the Company's 1994 Proxy Statement.

                                  PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     A. List of Financial Statements and Schedules
                                                       Page
                                                      Number

INCLUDED IN ANNUAL REPORT TO
SHAREHOLDERS:
     Consolidated Balance Sheets . . . . . . . . .      28-29
     Consolidated Statements of Earnings . . . . .      30
     Consolidated Statements of Shareholders' Equity .  31
     Consolidated Statements of Cash Flows . . . .      32-33
     Notes to Consolidated Financial Statements. .      34-39
     Independent Auditors' Report. . . . . . . . .      40

INCLUDED IN 1994 FORM 10-K REPORT
     Independent Auditors' Report on Schedules . .      S-1
     Schedules Furnished Pursuant to the Requirements
        of Form 10-K:
         I-Marketable Securities-Other Investments . .  S-2
        II-Amounts Receivable-Related Parties. . .      S-3
         X-Supplementary Income Statement Information.  S-4

     Schedules other than those referred to above are omitted because they are not required or the information is included in Notes to Consolidated Financial Statements.

     B. Reports on Form 8-K

          The Company was not required to file a report on Form
8-K during the quarter ended March 31, 1994.

     C. Exhibits filed as part of this Report

   (3)(a) Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit (3)(a) to Form 10-Q for quarter ended June 30, 1992 and incorporated herein by reference.

      (b) By-laws of the registrant, as amended to date, filed as
Exhibit 3(b) to Form 10-Q for the quarter ended June 30, 1992 and incorporated herein by reference.
  (10)(a) Employment contract with Roy McKnight dated July 31, 1981, filed as an Exhibit to Form 10-K for fiscal year ended March 31, 1982 and incorporated herein by reference.

      (b) 1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for fiscal year ended March
31, 1993 and incorporated herein by reference.

      (c) "Salary Continuation Plan" with Roy McKnight, Milan
Puskar, Dana G. Barnett and C.B. Todd each dated as of April 1,
1989, filed as Exhibit (10)(c) to Form 10-K for fiscal year ended
March 31, 1990 and incorporated herein by reference.

      (d) "Salary Continuation Plan" with Roderick P. Jackson dated April 1, 1989, filed as Exhibit 10(d) to Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.

      (e) "Salary Continuation Plan" with Louis J. DeBone dated
April 1, 1989 filed herewith.


                SALARY CONTINUATION AGREEMENT

THIS AGREEMENT is made and entered into effective April 1, 1989, between MYLAN LABORATORIES INC. (hereinafter referred to as the Company) a corporation organized and existing under the laws of the Commonwealth of Pennsylvania, with its principal office at 1030 Century Building, 130 Seventh Street, Pittsburgh, Pennsylvania 15222, and Louis J. DeBone (hereinafter referred to as the Employee).

WHEREAS, the Employee is and has been an employee of MYLAN
LABORATORIES INC. and/or its subsidiary, MYLAN PHARMACEUTICALS,
INC. for approximately 2 years.

WHEREAS, the Employee does now and has rendered valuable services to the Company and as a result is now making a substantial contribution to the success and growth of the Company; and

WHEREAS, the Company feels that the Employee's services are invaluable to the continued pattern of growth and success of the Company; and

WHEREAS, the Company wishes to reward and retain the future services of the Employee and to assist him in providing for the contingencies of disability, death and retirement.

IT IS THEREFORE AGREED:





(1) RETIREMENT BENEFIT
     a. That in exchange for continued and loyal service by the Employee the Company shall pay to the Employee from the general assets of the Company, an annual amount payable for ten years in the amount of $60,000.
          This benefit shall be payable on the first day of the month on the later of the employee's sixtieth birthday or April 1, 1999. If the employee's sixty-fifth birthday occurs prior to April 1, 1999 the benefit will be payable the first of the month following the sixty-fifth birthday or on such later date as the parties may mutually agree.
     b. If the Executive Committee of the Company gives written consent, the Employee may retire prior to his retirement date as defined in (1)(a). above and receive reduced benefits as determined by the Executive Committee. Benefit payment shall be paid in 120 consecutive monthly installments commencing on the first day of the month immediately following the Employee's Early Retirement.
(2)  DISABILITY BENEFITS
          If the Employee shall become totally and permanently disabled as hereinafter defined in Section 14, and on account thereof, his employment with the Company shall be terminated, the Employee shall be entitled to benefits payable as stated in (1)(a) above.
     a. Notwithstanding the foregoing provision, the Company may in its sole discretion commence disability payments at anytime prior to the Employee's retirement age.





     b. In determining total and permanent disability, the Company may from time to time require certification by a licensed physician of its choice, that the Employee remains disabled.
     c. In the event the Company elects to commence payments pursuant to this Section, these payments shall cease under the following circumstances.
          1.   Employee resumes his position with the Company;
          2. Employees fails to accept his former position after being declare no longer disabled by a licensed physician selected by the Company;
          3. Employee accepts employment from any other company, person or entity which is in any way similar in income or status to his former position with the company.
          4. Employee refuses to submit to an examination by a licensed physician selected by the company;
     d. Payments made pursuant to this Section, in no event, shall exceed the total payments to which the Employee would have been entitled under Section 1. If payments do commence pursuant to this Section and later cease pursuant to Section 2(d), payments may commence again upon attainment of retirement age; however, the total number of payments made to the Employee pursuant to this Section shall reduce the aggregate total of payments due under Section 1.






(3)  DEATH BENEFIT AFTER RETIREMENT OR DISABILITY
     If the Employee dies after retirement or disability but prior to receiving 120 monthly installments of benefits as herein provided, the balance of the monthly installments shall be paid to the named beneficiary designated by the Employee. Said beneficiary designation shall be in writing and filed with the Company. If no beneficiary has been designated by the Employee, the Company may elect to pay the total of such monthly installments to his estate in one lump-sum, discounted to present value at date of death applying Pittsburgh National Bank's prime rate plus one percent (1%).
(4)  DEATH PRIOR TO RETIREMENT
     a.   If the Employee dies prior to retirement as provided in
          Section 1 hereof, while in the employ of the Company, the Company shall pay 100% of the Average Total Compensation (Average Total Compensation being based on the last 3 year's total compensation) in 120 consecutive monthly installments in lieu of the benefit payments above provided by Section 1, to the beneficiary designated by the Employee in writing and filed with the Company. Payments shall commence on the first day of the month following the Employee's death.
          If no beneficiary has been so designated by the Employee, the Company may elect to pay the total of such monthly installments to the estate of the Employee in one lump sum discounted to present value at date of death applying Pittsburgh National Bank's prime rate plus one percent (1%).




     b.   Suicide
          If the Employee commits suicide, while sane or insane, within two years after the effective date of this agreement, no benefits shall be payable under this or any other section of this agreement.
(5)  TERMINATION OF EMPLOYMENT
     If the Employee's employment with the Company terminates (for any reason whatsoever other than death or disability) before retirement as provided in Section 1, or prior to becoming entitled to benefits under the provisions of Section 2, whether said termination of employment is by the act of the Employee or the Company, the Executive Committee of the Company shall have the absolute, sole and exclusive authority to determine and to grant benefits payable under this agreement, if any, or to terminate this agreement as of the date of termination of employment with no benefits payable hereunder.















(6)  INDEPENDENT AGREEMENT
     Under no circumstances shall this agreement be construed as an employment contract. Neither shall this agreement, or any part thereof, be construed in such a manner so as to restrict the Employee's right to terminate his employment.
     Any benefit payable pursuant to this agreement shall not be deemed salary or other compensation to the Employee for the purpose of computing benefits to which he may be entitled under any pension or profit sharing plan or other arrangement of the Company for the benefit of its Employees.
(7)  BENEFITS AND BURDENS
     This agreement shall, to the extent herein provided, be binding upon the heirs, executors, administrators, successors and assignments of any and all parties hereto, present and future. Transfers of the Employee within the Company or its subsidiaries and successor organization shall not terminate this agreement.
(8)  FORFEITURES AND CONDITION
     During the two year period following retirement from active service, the Employee shall not engage, directly or indirectly, in any business which is substantially similar to the business of the Company at such time within the continental limits of the United States either as proprietor, partner, officer, board member, employee, consultant or otherwise, unless the Company shall first consent thereto in writing.






          a.   Forfeiture
               The payments provided under Section 1 are conditioned upon the employee fulfilling the foregoing requirements and, in the event the employee at anytime materially breaches the foregoing requirements, the Executive Committee of the Company may suspend or eliminate payments during the period of such breach. The definition of material breach shall be within the sole discretion of the Executive Committee of the Company.
          b.   Consulting Services
               It is mutually agreed that during the ten year period beginning on the first day following retirement from active service, the Employee shall, at the request of the Company act in the capacity of a Consultant for the Company, performing such services consistent with those during the Employee's employment as may be designed by the President of the Company, or his authorized representative, without being restricted to devoting any minimum hours or days in such services as Consultant.
               The Company shall pay the Employee for such services as Consultant an hourly rate to be determined by the parties at such time, but not less than $50 per hour, payable monthly. In addition to the foregoing, the Company shall reimburse the Employee monthly for any and all out-of-pocket expenses incurred by the Employee directly for the benefit of the business of the Company.

(9)  COMMUNICATION
     All communications regarding this plan by and between the Company and the Employee shall be in writing and shall be deemed duly given, made, delivered or transmitted when mailed first class with postage prepaid and addressed to the appropriate party at the address last appearing on the books of the Company. The Employee may change his address from time to time by giving written notice to the Company.
     The Company may rely upon all such information so furnished including the Employee's current mailing address.

(10) RESTRICTION OF ALIENABILITY
     Benefits payable to the Employee or beneficiary of the Employee shall not be subject to assignment, transfer, attachment, execution, garnishment, sequestration, or any other seizure under any legal or equitable process, whether on account of the Employee's act or by operation of the law.
(11) RIGHT OF THE COMPANY TO REDUCE BENEFITS
     The Company shall have the right to reduce any amount payable to the Employee by the amount of any indebtedness of, or other charges arising against the Employee pursuant to this agreement during the payout period and subtracting therefrom the amount of indebtedness or other charges. That result, divided by the total number of payments due will be the monthly benefit payment.








(12) ACCELERATION OF  BENEFIT PAYMENTS
     The Company hereby reserves the rights to accelerate the payment of any sums specified in paragraph 1, 2, or 3 above without the consent of the Employee, his estate, beneficiaries, or any other person claiming through or under him.
(13) CLAIMS PROCEDURE
     Benefits are due under the plan as set forth in the specific section dealing with benefit payments. If a claim is wholly or partially denied, the plan administrator shall provide a written notice to the claimant setting forth:
     a.   The specific reason or reasons for the denial;
     b. Specific reference to the pertinent plan provision upon which denial is based;
     c. A description of any additional material or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary; and
     d. Appropriate information as to the steps to be taken if the claimant wishes to submit the claim for review.
     This notification shall take place within 90 days of the denial of the claim. If the claimant has received no notification that the claim has been accepted within the 90 day limitation, the claimant can assume that the claim is denied and proceed to the review state.







     A claimant or his duly authorized representative shall request in writing, within 60 days following denial of the claim or expiration of the 90 day period outlined above, his intent to review pertinent documents and/or submit issues or comments in writing.
     The decision on review shall be made within 60 days following the Employee's request for review and communicated to the Employee in writing setting forth the reasons for the decision. If no written notice is received within 60 days, the claim shall be deemed denied on review.
(14) ACCEPTANCE BY COMPANY OF PHYSICIAN'S CERTIFICATION AND COMPANY'S DETERMINATION OF TERMINATION FOR CAUSE.
     The Employee stipulates and agrees that the certification of a licensed physician as to the Employee's total and permanent disability, as provided in Section 2 hereof and the Company's determination of Employee's termination for cause as provided in Section 5 hereof are unequivocally binding upon the Employee and the Employee dies and shall accept such certification of physician and determination of the Company as binding upon the Employee with no right of the employee of any redetermination thereof or right of appeal to any court having jurisdiction thereof.
(15) PLAN ADMINISTRATOR
     The Vice President of Finance of the Company, or other officer of the Company designated by the Executive Committee of the Company is hereby named the Plan Administrator for purposes of submitting claims for initial processing or for denial review.





(16) SUPERSEDING AGREEMENT
     This agreement supersedes and makes null and void all prior agreements, oral or written, relative to any subject matter contained herein.
(17) AMENDMENT
     This agreement may be amended or revoked at any time, in whole or in part, by the mutual agreement of all parties.
(18) LAWS GOVERNING
     This agreement shall be governed by the laws of the Commonwealth of Pennsylvania.

     In witness whereof the parties have executed this agreement.


Attest:                            Mylan Laboratories Inc.

                                   By:  /s/ Roy McKnight

/s/ Robert Smiley
     (Secretary)


                                   /s/ Louis J. DeBone
                                   (Name of Employee)



      (f) Employment contract with Milan Puskar dated April 28,
1983, as amended to date, filed as Exhibit 10(e) for fiscal year ended March 31, 1993 and incorporated herein by reference.

      (g) Split Dollar Life Insurance Arrangement with McKnight
Irrevocable Trust filed herewith.

                               SPLIT DOLLAR
                         LIFE INSURANCE AGREEMENT

          This Agreement made as of the 24th day of June, 1993 by and between STEPHEN H. McKNIGHT and ROBERT G. McKNIGHT, Trustees under Irrevocable Life Insurance Trust Agreement, dated April 1, 1992 ("Trust"), between them as Trustees ("Owners") and ROY McKNIGHT and BEATRICE B. McKNIGHT, his wife, ("Donors"),

                              A
                                N
                                  D

          MYLAN LABORATORIES INC., a Pennsylvania Corporation
("Company").
          Whereas, in recognition of the unique and essential services of ROY McKNIGHT ("Employee") to the Company, his contributions to the Company and as an inducement to the continued employment of the Employee, the Company has determined that its best interest would be served by entering into a split-dollar life insurance arrangement with the Owners, whereby the Company will assist the Owners in maintaining certain life insurance for the benefit of the beneficiaries under the Trust by contributing from time to time the payment of premiums due on survivorship whole life policies of the Owners on the life of the Employee and Beatrice
B. McKnight his wife ("Insureds"), subject to the condition that such policies be assigned to the Company as security only for repayment of amounts to which the Company may become entitled pursuant to the terms of this Split Dollar Life Insurance Agreement
("Agreement").
          NOW, THEREFORE, in consideration of the foregoing and the covenants and agreements hereinafter set forth, the parties intending to be legally bound hereby, agree as follows:

                                 ARTICLE I
                         APPLICATION FOR INSURANCE

          1.1 Owners have applied to various life insurance companies for survivorship whole life insurance policies
(collectively "Policies" and individually "Policy") on the lives of ROY McKNIGHT and BEATRICE B. McKNIGHT, his wife. These life insurance companies, policy numbers, face amounts and other information with respect to the Policies is designated on Schedule "A" attached hereto, as such Schedule may exist from time to time.

                                ARTICLE II
                          OWNERSHIP OF INSURANCE

          2.1 The Owners shall retain possession of the Policies and shall have the sole and all exclusive rights of ownership with respect to the Policies, which rights shall at all times be exercisable only by the Owners and without the consent of any other person or party.
          2.2 The Company shall have no rights of ownership with respect to the Policies, but the Policies are subject to the terms of this Agreement and the provisions of collateral assignment agreements by the Owners securing Owners' obligation to the Company under this Agreement, the form of which is attached hereto as Schedule "B" ("Collateral Assignments").
                                ARTICLE III
                       PAYMENT OF PREMIUMS ON POLICY

          3.1 On or before the due date of each annual premium on the Policies, the Company will advance to the Owners an amount equal to the annual premiums.
          3.2 Upon receipt of the amount which the Company shall contribute under paragraph 3.1 of this ARTICLE III, the Owners will pay the full amount of the premiums due, or with the consent of the Owners, the net premiums due on the Policies to the respective life insurance companies. The payment of the premiums shall be made by the Owners on or before the date the premium is due and within the grace period allowed by the Policies for the payment of the premium. Notwithstanding the preceding sentence of this paragraph 3.2 of this ARTICLE III, the Company may make the premium payments directly to the life insurance companies; provided, however, that it promptly notifies the Owners of such payments.

                                ARTICLE IV
                       OWNERS' OBLIGATION TO COMPANY

          4.1 Unless paid pursuant to a Collateral Assignment, the Owners shall be obligated and hereby agree to pay or repay to the Company the aggregate amount which become due to the Company as provided in ARTICLE VI, ARTICLE VII and ARTICLE VIII of this
Agreement, as the case may be.

                                 ARTICLE V
                                ASSIGNMENT

          5.1 The Owners will enter Collateral Assignments assigning the Policies to the Company as security of the repayment of the amounts which become due to the Company as provided in
ARTICLE VI, ARTICLE VII, and ARTICLE VIII of this Agreement, as the case may be.

                                ARTICLE VI
     RETIREMENT, DISABILITY, DEATH OF EMPLOYEE; DEATH OF THE SURVIVOR

          6.1 Unless the Policy or Policies have otherwise been surrendered under paragraph 7.1 of ARTICLE VII, the Company shall continue to advance all premium payments pursuant to ARTICLE III notwithstanding the retirement, disability or death of the Employee; provided further, however, that the Company shall not be required to continue such advances beyond the death of the survivor of the Insureds.
          6.2 Upon the death of the survivor of the Insureds, the Company shall be entitled to receive a portion of the death benefits payable under the Policies. The amount which the Company will be entitled to receive shall be the aggregate amount of advances made by it pursuant to paragraph 3.1 of ARTICLE III of this Agreement for the repayment of premiums due on the Policies.
The receipt of this amount by the Company shall constitute full accord and satisfaction of the Owners' obligation under ARTICLE
IV of this Agreement, whereupon the Company shall release and deliver to the Owners the Collateral Assignment and this Agreement shall terminate.
          6.3 When the survivor of the Insureds dies, the beneficiaries named by the Owners and recognized as such by the life insurance companies shall be entitled to receive the amount of the death benefits provided under the Policy in excess of the amount payable to the Company under paragraph 6.2 of this ARTICLE
VI.

                                ARTICLE VII
                 SURRENDER OR CANCELLATION OF THE POLICIES

          7.1 In the event the Owners exercise their sole and exclusive right to surrender or cancel a Policy or the Policies, then the Company shall be entitled to receive the greater of (i) the net cash surrender value of the Policy at such time of surrender or (ii) the aggregate amount of advances made by it pursuant to paragraph 3.1 of ARTICLE III of the Agreement with respect to such Policy or Policies surrendered, whereupon receipt thereof shall be full accord and satisfaction of the obligation of the Company to the Owners as set forth in ARTICLE IV hereof with respect to such Policy or Policies surrendered, and the Company shall release and deliver to the Owners the Collateral Assignment with respect to such Policy or Policies surrendered.
          7.2 In the event the net cash surrender value of a Policy or Policies surrendered or cancelled pursuant to paragraph
7.1 of this ARTICLE VII at such time is less than the aggregate amount of advances made by the Company pursuant to paragraph 3.1 of ARTICLE III hereof with respect to such Policy or Policies surrendered, then the Company shall be entitled to receive an amount equal to the said net cash surrender value of the Policy or Policies and the Owners shall, from the assets of the Irrevocable
Life Insurance Trust, pay the Company the difference between the net cash surrender value and aggregate amount of advances made by the Company pursuant to paragraph 3.1 of ARTICLE III. At the Owners' election, such amount may be paid in five (5) equal annual installments bearing interest at the prime rate as established from time to time by PNC Bank. The first installment shall be due on the first anniversary of the payment to the Company of the net cash surrender value. The obligations of the Owners set forth in the previous sentences of this paragraph 7.2 may be secured by a surety bond from a recognized surety licensed to do business in the Commonwealth of Pennsylvania or by the several guarantees of the beneficiaries of the Irrevocable Life Insurance Trust.
          7.3 Notwithstanding the provisions of paragraph 7.2 of this ARTICLE VII, the Company and the Owners (for themselves on behalf of the Irrevocable Life Insurance Trust and for any surety or guarantor of the obligations hereunder) agree that should the amount received or receivable due upon the surrender of any or all of the Policies be less than the amount otherwise due the Company pursuant to paragraph 3.1 of ARTICLE III and such reduced amount is due, in whole or in part, to the bankruptcy, insolvency, receivership, reorganization, conservatorship or similar impairment of a life insurance company, then the obligation of the Owners to make payment to the Company with respect to such Policy or Policies shall, at the Owners' election, be limited to the net cash surrender value or net amount otherwise payable with respect to such Policy or Policies, and the Owners, sureties and guarantors shall be released from any further obligation to pay the Company with respect to such Policy or Policies.
                               ARTICLE VIII
                                  RELEASE

          8.1 The Owners, at their election, may from time to time be released from their obligations to repay the Company such amounts that are owed to the Company upon the death of the survivor of the insured (pursuant to the provisions of paragraph 4.1 of ARTICLE IV) or upon the surrender of a Policy or the Policies
(pursuant to the terms of ARTICLE VII) upon tendering to the Company with respect to a Policy or Policies the aggregate amount of advances made by the Company with respect to such Policy or Policies. Upon tendering the payment computed in accordance with the preceding sentence, the Policy or Policies to which such payment relates shall be released from the Collateral Assignment.

                                ARTICLE IX
                       INSURANCE COMPANY NOT A PARTY

          9.1 The life insurance companies (a) shall not be deemed to be parties to this Agreement for any purpose nor in any way responsible for its validity; (b) shall not be obligated to inquire as to the distribution of any monies payable or paid by it under the Policy on the Insureds' lives acquired pursuant to the terms of the Agreement; and (c) shall be fully discharged from any and all liability under the terms of the Policy upon payment or other performance of their respective obligations in accordance with the terms of the Policy issued by such life insurance company.

                                 ARTICLE X
                          AMENDMENT OF AGREEMENT

          10.1 This Agreement shall not be modified or amended except by a writing signed by the Company and the Owners. This Agreement shall inure to the benefit of and shall be binding upon the successors and assignees of each party to this Agreement.

                                ARTICLE XI
                              APPLICABLE LAW

          11.1 This Agreement shall be subject to and shall be construed under the laws of the Commonwealth of Pennsylvania.

      IN WITNESS WHEREOF, the Company, pursuant to the proper corporate authority, has caused this Agreement to be signed on its behalf and its seal to be affixed and attested by its proper officers and the Owners, Trustees, have hereunto subscribed their names, all as of the day and year first above written.


/s/James E. Abraham                          /s/Stephen H.McKnight
    Witness                             Stephen H. McKnight, Trustee


/s/James E. Abraham                          /s/Robert G. McKnight
      Witness                            Robert G. McKnight, Trustee


(SEAL)
ATTEST:                            MYLAN LABORATORIES INC.



By:/s/Robert W. Smiley                       By:/s/Milan Puskar
     Robert W. Smiley                              Milan Puskar
     Secretary                                     President

                               SCHEDULE "A"






INSURER           POLICY NUMBER       TYPE OF POLICY      FACE AMOUNT

Connecticut       4985869            Survivorship        $9,500,000
Mutual Life                          Whole Life
Insurance
Company

Manulife          5175537-9          Survivorship        $7,500,000
                                     Whole Life

Prudential        79-801-108         Survivorship        $5,000,000
                                     Whole Life

Manulife          5184046-0          Survivorship        $3,000,000
(added effective                       Whole Life
7/1/93)

MCGRADY
JEM/3753_1.WP


06/06/93 / 4:15p.m. / drd / JEA / sp
06/07/93 / 12:20 p.m. / bal / JEA / nsp
12/10/93 / 9:25 a.m. / ewd / JEA / sp


                   SPLIT DOLLAR LIFE INSURANCE AGREEMENT
                                MYLALA/MCK









      (h) 1992 Nonemployee Director Stock Option Plan filed as
Exhibit 10(g) to Form 10-K for fiscal year ended March 31, 1993 and incorporated herein by reference.

     (13) Fiscal 1994 Annual Report to the Shareholders (only those portions which are incorporated in this Report by reference are being filed herewith).

                    Mylan Laboratories Inc.
                      1994 Annual Report




Description of Business.
Mylan Laboratories Inc. and its subsidiaries are engaged primarily in manufacturing a variety of pharmaceutical products in finished tablet, capsule and powder dosage forms.


TABLE OF CONTENTS
Product Collection                                1
Divisional Product Listing                        2
Letter to Shareholders                            4
Tribute to Roy McKnight                           6
Company History                                   10
The Year in Review                                12
The Mylan Directory                               20
Financial Highlights                              22
Selected Financial Data                           24
Management's Discussion                           25
Consolidated Balance Sheets                       28
Consolidated Statements of Earnings               30
Consolidated Statements of Shareholders' Equity   31
Consolidated Statements of Cash Flows             32
Notes to Consolidated Financial Statements        34
Independent Auditors' Report                      40
Market Prices                                     40
Quarterly Financial Data                          40
Mylan Product Guide                               41
Shareholder Information                      Inside Back Cover
Directors and Officers                       Inside Back Cover




Dow Hickam Pharmaceuticals
Granulex-TM
Granulex-TM is an aerosol topical vasculatory stimulant used as an aid in the management of pressure ulcers. Topical application stimulates the capillary beds of chronic wounds and helps prevent the deterioration of Stage I ulcers to deeper stages. Granulex-TM contains trypsin, a mild debriding agent, which helps keep the wound site free of necrotic tissue once debrided.

Proderm-TM
Proderm-TM is a non-prescription topical wound spray which stimulates the capillary beds of chronic wounds to help prevent the deterioration of Stage I ulcers to deeper stages. Proderm-TM also helps promote tissue granulation in deeper chronic ulcers.

Unifiber-TM
A tasteless, non-gelling cellulose powder which offers a concentrated source of fiber to patients whose diets are unavoidably low in fiber-rich foods. Unifiber-TM can be mixed in liquids or soft foods, and contains no sodium, potassium or phosphorus.

Quick!-TM
A safe, non-irritating, cost effective cleanser for use on patients who are urine or fecal incontinent. Quick!-TM emulsifies fecal matter on contact and instantly eliminates unpleasant fecal or urine odors.

Sorbsan-TM
Sorbsan-TM is a unique calcium alginate dressing which transforms into a highly absorbent, readily conformable, easy-to-use hydrophilic sodium alginate gel. This is accomplished through a sodium ion exchange, which occurs when the dressing is in contact with sodium-rich wound exudate. Indicated for use on all wet wounds, Sorbsan-TM is virtually painless upon application and removal, and is easily changed by medical professionals and patients alike.

Flexzan-TM
Flexzan-TM is a sterile, ultra-thin, highly conformable, semi-occlusive polyurethane foam adhesive dressing which protects wounds from exogenous contamination and trauma while maintaining a moist environment for rapid wound healing.

Sulfamylon-R Cream
Sulfamylon-R Cream is a soft, white, non-staining, water miscible broad spectrum topical antimicrobial cream containing the antibacterial agent, mafenide, as an acetate. Sulfamylon-R is indicated for use as adjunctive antimicrobial burn therapy of patients with partial or full-thickness burns.

Biobrane-R II
Biobrane-R II is an adherent, flexible, virtually painless temporary wound dressing intended for one-time application to donor sites, and clean, debrided or excised superficial and medium depth partial-thickness wounds. Biobrane-R II is also used as a protective covering for meshed autografts and full-thickness wounds.

Bertek, Inc.
Transdermal Drug Delivery Systems
Bertek's Medical Products Division, a leader in Transdermal Drug
Delivery Systems, represents a unique integration of R & D and the manufacturing know-how and full integration of production facilities to make raw materials and finished patches.

Wound Care Products
Bertek now stands as an established leader in the design, development and manufacture of both critical component materials and custom-designed products for use in wound management.

The MEDIFILM-R SERIES of extruded, controlled high moisture vapor permeable films offers a complete range of design flexibility for use in wound and I.V. site dressings, ulcer dressings, burn dressings, surgical drape and ostomy barrier applications.

Health Care Products and Materials
Surgical Incise Drape
Prolonged surgical procedures require the use of securely adhered incise drape films with a high degree of breathability to eliminate the possibility of perspiration-induced channeling and contamination of the wound site.

Films & Laminates for Ostomy Care & Skin Barriers
Bertek has developed a family of soft, conformable urethane and copolyester skin barrier films specifically for ostomy care.

GMP Converting and Labeling
As a printer of pharmaceutical labels, Bertek has established full capabilities for designing labels from typesetting to finished artwork by our in-house design team.

Somerset Joint-Venture
Antiparkinson's
Eldepryl-R



Mylan Pharmaceuticals Inc. Generic Products

     Generic Name                  Trade Name
Analgesics
     Indomethacin                  Indocin-R
     Propoxyphene HCL &
     Acetaminophen                 Wygesic-R
     Propoxyphene
     Napsylate &                   Darvocet-
     Acetaminophen                 N-100-R

Antiangina
     Atenolol                      Tenormin-R
     *Nadolol                      Corgard-R
     Nitroglycerin Transdermal
     System (Patch)                Nitro Bid-R
     Verapamil HCL                 Isoptin-R

Antianxiety
     *Alprazolam                   Xanax-R
     Diazepam                      Valium-R
     Lorazepam                     Ativan-R
     Perphenazine &
     Amitriptyline HCL             Triavil-R

Antibiotics
     Amoxicillin                   Amoxil-R
     Ampicillin                    Polycillin-R
     Doxycycline Hyclate           Vibramycin-R
     Erythromycin Ethylsuccinate   E.E.S.-R
     Erythromycin                  Erythrocin
     Stearate                      Stearate-R
     Penicillin V Potassium        V-cillin-K-R
     Tetracycline HCL              Achromycin-R

Antidepressant
     Amitriptyline HCL             Elavil-R
     Chlordiazepoxide &
     Amitriptyline                 Limbitrol-R
     Doxepin HCL                   Adapin-R
                                   Sinequan-R
     Maprotiline HCL               Ludiomil-R
     *Nortriptyline                Pamelor-R

Antidiabetic
     Chlorpropamide                Diabinese-R
     Tolazamide                    Tolinase-R
     Tolbutamide                   Orinase-R

Antidiarrheal
     Diphenoxylate HCL &
     Atropine Sulfate              Lomotil-R
     Loperamide HCL                Imodium-R

Antigout
     Allopurinol                   Zyloprim-R

Antihistamine
     Cyproheptadine                Periactin-R

Antihypertensive
     Amiloride HCL &
     Hydrochlorothiazide           Moduretic-R
     Clonidine HCL                 Catapres-R
     Clonidine HCL &
     Chlorthalidone                Combipres-R
     Methyldopa                    Aldomet-R
     Methyldopa &
     Hydrochlorothiazide           Aldoril-R
     Metoprolol                    Lopressor-R
     Prazosin HCL                  Minipres-R
     Propranolol                   Inderal-R
     Propranolol HCL &
     Hydrochlorothiazide           Inderide-R

Anti-Inflammatory
     Fenoprofen                    Nalfon-R
     Ibuprofen                     Motrin-R
                                   Rufen-R
     Meclofenamate                 Meclomen-R
     *Naproxen                     Naprosyn-R
     Piroxicam                     Feldene-R
     *Sulindac                     Clinoril-R
     *Tolmetin                     Tolectin-R

Antineoplastic
     Methotrexate                  Methotrexate-R
                                   Rheumatrex-R

Antipsychotic
     Fluphenazine HCL              Prolixin-R
     Haloperidol                   Haldol-R
     Thioridazine HCL              Mellaril-R
     Thiothixene                   Navane-R

Anxiolytic
     Clorazepate Dipotassium       Tranxene-R

Beta Blocker
     *Atenolol and Chlorthalidone  Tenoretic-R
     Pindolol                      Visken-R
     Timolol Maleate               Blocadren-R

Bronchial Dilator
     Albuterol Sulfate             Proventil-R

Calcium Channel Blocker
     Diltiazem HCL                 Cardizem-R

Diuretics
     Chlorothiazide                Diuril-R
     Chlorthalidone                Hygroton-R
     Furosemide                    Lasix-R
     Methyclothiazide              Enduron-R
     Reserpine & Chlorothiazide    Diupres-R
     Spironolactone                Aldactone-R
     Spironolactone &
     Hydrochlorothiazide           Aldactazide-R
     Hypnotic Agent
     Flurazepam                    Dalmane-R
     Temazepam                     Restoril-R

H2 Antagonist
     *Cimetidine                   Tagamet-R

Muscle Relaxant
     Cyclobenzaprine HCL           Flexeril-R

Uricosuric
     Probenecid                    Benemid-R


Proprietary Products
Antihypertensive
Maxzide-R
Maxzide-R-25MG
(Licensed to Lederle
Laboratories for Marketing)




To Our Shareholders


Milan Puskar
Chairman of the Board, C.E.O. and President of the Company


Fiscal 1994 has been an intriguing year...filled with challenges and accomplishments.
We have licensed new products, formed new alliances and received new generic approvals from the FDA. Our product line now consists of 70 different chemical entities covering 22 therapeutic categories.
Eldepryl-R, the product of our joint-venture subsidiary Somerset Pharmaceuticals, continues to gain market share and has been a constant contributor to our profits. During this fiscal year, Somerset received approval from the FDA to manufacture Eldepryl-R at the Mylan plant in Caguas, Puerto Rico. This move has proven to be much more efficient and cost effective.
In November your company reached a settlement with Pharmaceutical Resources, Inc./Par Pharmaceuticals, defendants in Mylan's R.I.C.O. lawsuit. Under the settlement, Pharmaceuticals Resources, Inc. agreed to pay Mylan $1 million cash and $2 million in their common stock. We are pleased to have this issue settled and are pursuing settlement with the remainder of the defendants in this lawsuit.
An increase to the quarterly dividend was announced at the shareholders' meeting in June of 1993, which raised the annual total to sixteen cents per share from twelve cents. Mylan has distributed $11 million in cash dividends to its shareholders through this dividend program. Also, net worth of the company increased from $296 million to $380 million.
Although competition in the generic field is tough and pricing pressures are severe at the moment, the industry continues to grow. Mylan is planning and building for the future and has positioned itself to remain a leader in the generic industry.

Most sincerely,



Milan Puskar
Chairman, C.E.O. and President



In Memory of Roy McKnight

Roy McKnight touched the lives of all who knew him...it was just his way. He loved people, and whether it was at a business meeting or on the golf course, he always had a good time.
Roy lived life to its fullest...He enjoyed his work thoroughly and business associates knew they could call late in the evening or on weekends and find him in the office.
His Mylan career began in 1975 when he was elected to the Board of Directors of a small, troubled company. True to his style, Roy immediately began investigating Mylan's problems and found ineffective management was the culprit.
He also found that one of the founders of the company, Milan
(Mike) Puskar, had left in 1972 because of his displeasure with management policies being adopted. Roy brought Mike back to the company and on May 13, 1976 the two acquired control of Mylan from a management team that had run the company into financial difficulty.
These co-architects designed the plan that took Mylan from a negative balance sheet and questionable credibility to being the leading independent generic drug manufacturer whose word can be banked upon and whose integrity is beyond question.
Under their leadership, Mylan has grown from one small manufacturing facility of 120,000 square feet in Morgantown to a multi location fully integrated pharmaceutical company. The Morgantown plant has increased to 500,000 square feet of manufacturing and office space; there are two plants in Puerto
Rico, one in Caguas and one in Cidra; a subsidiary with manufacturing capabilities in Sugar Land, Texas; a subsidiary with two manufacturing sites in Vermont, one in St. Albans and one in Swanton; two distribution centers, one in Greensboro, North Carolina and one in Reno, Nevada; corporate headquarters in Pittsburgh, Pennsylvania and regional sales offices throughout the United States.
Mylan was the first generic company to pay a dividend to its shareholders. They were by declaration at first, but evolved into the regular quarterly dividend program which is presently in place. Shareholders have also enjoyed the benefit of eight stock splits under the guidance of this duo.
If you ever visited Roy McKnight at his office, you would have seen a small wooden sign that read "PPPPP". It was Roy's motto...he conducted his business life and his personal life by it...he preached it to his wife, taught it to his children, and instilled it in all of us at Mylan. It simply means "Prior
Planning Prevents Poor Performance".
Roy and Mike were constantly planning for the future of this company and Roy took great pride in the management team they have assembled. If you ever heard one of Roy's speeches you know how he delighted in talking about the capabilities and expertise of "the rest of the team". Roy was confident that Mylan has a great future because Mylan has great people!
Roy had great courage...he always fought for what he believed in and for him life was very simple...you simply do what is right!
For
Roy and Mike there is no other way...so when Mike Puskar realized that something improper was going on in the industry, Roy fought side by side with him for justice and eventually testified before the Dingell Committee.
On a personal level, you would never know of his great wealth and accomplishment. Roy was always down to earth with everyone. When anyone addressed him as Mr. McKnight, he would quickly reply, "Just call me Roy, Mr. McKnight was my father." His friends ranged from postmen to presidents...he talked to them all and there was no pretense in his manner. He was a warm, sensible, caring human being. He gave unselfishly of himself to his family, friends, employees, shareholders and management of the company he loved.
His accomplishments won him numerous awards locally and nationally including the Pittsburgh Vectors' David L. Lawrence
"Man of the Year" Award and three consecutive "C.E.O. of the Year" Awards from Wall Street Transcript.
Roy had the unique quality of being able to find time to do everything he enjoyed and he would arrange his schedule accordingly...he worked hard and played hard.
He was an avid golfer and looked forward to 'relaxing' with his clubs. His enjoyment of the game was legendary and the potential of meeting new people and renewing old acquaintances on the course was ever exciting to him.
He was a fan of all sports, but his favorite spectator game was ice hockey. He had season tickets to the Pittsburgh Penguin games and probably enjoyed the winning of the two Stanley Cups as much as the team did.
Roy McKnight was a special man...and no one realizes that more than his Mylan family. He possessed that rare blend of profundity and wit; of business acumen and the common touch.
Mylan Laboratories will continue in the tradition of Roy's leadership which has made the company a respected and recognized industry leader. He challenged us daily to be the very best we could be and inspired us by his example.
We miss his quick smile and his encouragement, but his inspiration lives on in each of us. His goodness and character has touched our lives and given us a bright future.
Thank you, Roy!
"PPPPP"


[PICTURE OF ROY MCKNIGHT][PAGE 6]
Roy McKnight was born March 13, 1921 in Pittsburgh, Pennsylvania.
He was elected to the Mylan board in 1975 and was elected
Chairman in 1976.

[PICTURE OF MYLANS' REGIONS IN THE U.S.][PAGE 7]
Under Roy and Mike's management, Mylan facilities have expanded in number and size.

[PICTURE OF ROY MCKNIGHT AND MIKE PUSKAR][PAGE 7]
Roy and Mike believed in a 'hands on' style of management.

[PICTURE OF ROY MCKNIGHT AND RONALD REAGAN][PAGE 8]
Roy enjoyed talking to everyone, from postmen to presidents. Here he enjoys a handshake with Mr. Reagan.

[PICTURE OF ROY MCKNIGHT ON 20/20][PAGE 8]
Roy McKnights testimony before the Dingell Committee was featured on 20/20.


[PICTURE OF ROY MCKNIGHT AT THE MAN OF THE YEAR CEREMONY]
[PAGE 9]
Roy McKnight loved Pittsburgh...and so it was a fitting tribute that he was named Man of the Year--for best representing the city he loved so much.

[PICTURE OF ROY MCKNIGHT GOLFING][PAGE 9]
Relaxing on the 'greens' was Roy's favorite hobby.





Mylan began in 1961 as a privately owned company founded by our Chairman, C.E.O. and President, Milan Puskar, and an associate in White Sulphur Springs, West Virginia. Initially the company did not manufacture product, but operated as a 'distributor' buying finished goods and reselling to pharmacies, doctors, and etc.
In 1963 Mylan relocated to Princeton, West Virginia and then in 1965 to its present location in Morgantown. The company began manufacturing vitamins in 1965, and in 1966 received approval to start manufacturing Penicillin G tablets. In July 1968 production was expanded to include Tetracycline after receiving FDA approval.
It was at this point that Mylan became recognized in the industry as a very competent manufacturer of quality products and in 1969 Parke-Davis was the first major drug company to purchase finished goods from Mylan. The company continued to expand its list of approved products with the addition of Erythromycin in 1971 and Ampicillin in 1973, and its list of major drug companies purchasing product under private label continued to increase.
But Mylan's growth was not limited to product line and customers, for on February 15, 1973 the first shares of stock were traded on the Over-the-Counter Market, and Mylan became a 'public' company. _Under the expert guidance of the present management team, which took over May 13, 1976, the company experienced unbelievable growth and soon became eligible to be traded on the National-Over-the-Counter (NASDAQ) Market. The 'marriage' of Mylan and NASDAQ was a phenomenal combination. The rapidly growing generic manufacturer rewarded its shareholders with six stock splits in the short time span from July, 1979 through February, 1985, gaining the title of "The Nation's Largest Independent Drug Manufacturer". With 24 million shares of stock trading in the marketplace, management felt continued growth could only happen through a broader and more liquid yet closely regulated market. On April 14, 1986 Mylan became a member of the Big Board--THE NEW YORK STOCK EXCHANGE--and its new symbol became MYL.
Once again management's decision proved to be a wise one and with the new stable growth enjoyed on NYSE shareholders were rewarded with the seventh stock split in eight years. On August 1, 1986 a three-for-two stock dividend was forwarded to all Mylan investors and the company's outstanding shares grew to 36 million.
In 1984 Mylan introduced its first proprietary product--MAXZIDER, an antihypertensive drug that competes successfully with Smith Kline Beecham's DyazideR, one of the most widely prescribed drugs in the United States. In May of 1988, after three years of clinical testing, Mylan received approval on half strength MaxzideR, known as MaxzideR-25MG. This product further strengthens Mylan's position in the mild to moderate hypertensive market. Both of these MaxzideR products are licensed to Lederle Laboratories Division of American Cyanamid for distribution.
In November of 1988 Mylan announced the joint-venture purchase of Somerset Pharmaceuticals with another generic company. Somerset is a small research company who was working on a drug for the treatment of Parkinson's disease. The product, EldeprylR, was approved by the Food and Drug Administration in June of 1989 and was launched in mid-September. It is an extremely effective drug widely recognized by physicians and is adding nicely to the Mylan bottom line.
In May of 1989, Mylan's then Chairman and C.E.O. Roy McKnight testified before the House Oversight and Investigations Committee on behalf of the company regarding improprieties at the FDA uncovered by Mylan's investigative work. This prompted an all out investigation of the generic drug industry and has exposed cheating, payoffs and fraud. Overall the industry has been shaken, but one thing remains solid...the honesty and integrity of
Mylan! For thirty-three years the company has had one creed--we either do it right or we don't do it at all.
At the annual shareholders meeting in June of 1991 Mylan announced the signing of a definitive agreement and plan of merger with Dow B. Hickam of Sugar Land, Texas. They are an established high quality branded pharmaceutical company with a highly skilled, aggressive marketing force...A necessary element in Mylan's strategic plan to become a fully integrated pharmaceutical company. The merger was completed on October 30, 1991.
Another strategic step was taken in January of 1993 when Mylan announced that it had reached a definitive agreement to acquire the assets of Bertek, Inc. headquartered in St. Albans, Vermont. Bertek is an important manufacturer and innovator of state-of-the-art transdermal drug delivery systems. They also have substantial operations in laminating and label manufacturing.
The acquisition was completed February 25, 1993.
Mylan's code of ethics has positioned it as the leader in the generic field with a record of solid growth in a very unpredictable market.
The other 'secret' to Mylan's success is its 'family' of employees whose dedication to their work and pride in the company have been the backbone of this remarkable story. From maintenance to management it has been a blend of ideas, hard work and mutual respect, and continues to be the key to Mylan's ongoing success and growth.



The Year In Review

The past twelve months have been very interesting...we have seen changes in marketing styles...we have seen consolidation of companies...we have seen increased pricing pressure...and we have handled each of these challenges with the same successful teamwork that continues to allow Mylan to enjoy a position of leadership in the industry. Our sales have increased to a record $251,773,000 and our net earnings increased to a record $73,067,000. Mylan continues to increase its market share...we are now the sixth most dispensed pharmaceutical company in America. According to recent survey results, 19 of Mylan's products rank number one in prescriptions dispensed and 22 rank number two...that's 68% of our product line...and that is a result of teamwork! From the moment a product becomes an idea in Mylans mind to the moment it gets approved and becomes a part of our product line, it is the creativity, dedication and production of all of our people, from maintenance to management, that allows us to enjoy this continued growth.
Your company has received eight new approvals this year from the Food and Drug Administration, which further expands our ever growing line of products. Presently, Mylan has submitted 16 different chemical entities to the FDA for approval, representing 31 products of varying strengths, and we have many more in development.
In April of 1993 we announced the signing of a license agreement with Ferrer Internacional S.A. of Barcelona, Spain for all rights to its patented compound, Dotarizine, for the United States and Canada. The agreement grants Mylan exclusivity for Dotarizine in the treatment of migraine and vertigo. It also promises Mylan the first right of refusal on all other indications, analogues and derivatives of Dotarizine.
We signed a second licensing agreement with Survival Technology Inc. (STI) for the development and production of a non-narcotic prescription product for the management of pain, using STI's patented Q-Pen-R Auto-Injector.
Under terms of the September agreement, STI will develop and produce the new product which will be marketed by Mylan to family physicians, neurologists, pain specialists, hospitals, health maintenance and managed care organizations. It is our hope that this will be the first in a series of new products to be marketed by Mylan incorporating STI Auto-Injector drug delivery systems. Our third licensing agreement this fiscal year was announced on February 7, 1994, when we advised that our Mylan Pharmaceuticals Division had acquired the exclusive rights to AndaSR's technology for a sustained release formulation of terfenadine/pseudoephedrine hydrochloride, commonly known as Seldane-D-R.
The product will be jointly developed by Mylan and AndaSR, but manufacturing will be done by Mylan in our own facilities.
Our most recent 'alliance' is with Eli Lilly and Company...one of the major drug companies with whom we have been speaking over the past several months. This particular arrangement is for the co-promotion of cimetidine, Mylan's generic version of Tagamet-R, an anti-ulcer drug. Under the terms of the agreement, Lilly and Mylan will co-promote cimetidine to managed-care and related distribution networks. The co-promotion will focus on cimetidine as an economic and therapeutic choice for treatment of uncomplicated gastrointestinal diseases such as ulcers.
All of these new relationships and the opportunities they bring are significant steps in Mylan's continuing evolution into a fully integrated pharmaceutical company.
We are extremely proud of the recognition Mylan has received throughout the year in major publications. The March 28, 1994 issue of Business Week featured Mylan as number 378 in their list of "America's 1000 Most Valuable Companies" and the November,
1993 issue of Forbes included Mylan in their list of "The best small companies in the world." Med Ad News did a feature story on Mylan and its role in the generic marketplace, and the December, 1993 issue of Executive Report Magazine heralded Mylan as number two in its list of top ten growth companies for 1993.
We are proud of these feature articles and we thank all of the publications for their kind remarks.
But we are really busting our vest buttons with pride at the accomplishments of our sales and marketing team, they have outdone their previous award winning performance and gathered even more accolades for Mylan. They have received a 'Pharm/alert Award of Excellence' for superior pharmacy communication on their Diltiazem promotion, and they were chosen from over 400 others. Alco Health Services chose Mylan as their #1 generic multi-source trading partner manufacturer, an honor that makes us very proud! The Art Directors Club of New Jersey has honored Mylan with the Bronze award for our advertisement "A Delicate Balance of Science and Nature". This is an extremely prestigious award...the ad was selected from among more than 1,100 entries. We are pleased with this honor and the recognition of our commitment to the environment which is expressed in this advertisement.
And, of course, the piece de resistance...the DIANA award...the industry equivalent to an Emmy or an Oscar in the entertainment world.
Every year since 1959 The National Wholesale Druggists' Association has recognized manufacturer excellence in new product introductions and promotional programs. The DIANA award recognizes superior marketing efforts that enhance the marketability of products through the drug distribution system. The competition also focuses on the overall relationship between manufacturers and their drug wholesaler trading partners.
Mylan Pharmaceuticals was chosen, Best Overall Pharmaceutical Manufacturer, in its class...and on November 16, 1993 Mylan was presented with the beautiful gold DIANA trophy. It was a night to remember!
Our shareholders are very important members of the Mylan family and we strive to keep you informed of all of the happenings at your company. We appreciate your letters and thoroughly enjoy your phone calls. We now have 83,637 people who own a part of Mylan, and no matter what the size of the ownership is...we are grateful for your interest and your support.
We also appreciate the honor bestowed on us again by the United Shareholders Association who ranks the top 1000 Companies in the United States based on their treatment of shareholders as well as return on shareholder investment. We are pleased to say that for the fourth year in a row we rank number 10 nationally and number one in Pittsburgh. Mylan was ranked highest among all pharmaceutical firms in the United Shareholders 1993 list of 1,000 companies.
Tragedy struck the Mylan family in June of 1993 when Roger Dieterich succumbed to cancer. Roger was one of our first regional sales managers and what a job he did. His territory included the states of: Washington, Montana, Oregon, Idaho, Wyoming, Nebraska, Northern California, Nevada, Utah, Colorado, Kansas, Arizona, New Mexico, Oklahoma, Texas and Alaska...1/3 of the entire United States and we had no Mylan accounts in any of these areas. Roger was a marvelous man...he worked out a schedule and faithfully followed it.
He laid the ground work and established Mylan's reputation with wholesalers and chains in his region...and that foundation continues to be built upon by our current sales force. Mylan has grown substantially throughout that territory and we recognize that it was the pioneer work done by Roger Dieterich that initiated this growth.
Dedication, hard work, loyalty, integrity, courage, happy, fun loving...are all adjectives that describe Roger Dieterich...but none of them completely...because he was so much more than words can explain. He was a friend, a confidant, a teacher, an employee, aloving father and husband...and one of God's great gifts to us. It was our privilege to spend some time with Roger Dieterich...we miss him...but we are much better for having known him!
On November 6, 1993, tragedy struck the Mylan family a second time when our beloved Chairman and C.E.O., Roy McKnight, was stricken with a fatal heart attack while in Florida. As with Roger, there are not enough words to describe the emptiness we feel from the loss of Roy, but we have tried to give you some insight into his life and accomplishments in the memorial on the previous pages. He was truly special!
November 9, 1993, the Board of Directors unanimously elected Mr. McKnight's dear friend and teammate for the past 18 years, Milan Puskar, as Chairman and C.E.O. C.B. Todd, President, Mylan Pharmaceuticals, was appointed to the Board of Directors at that same meeting.
Our Board of Directors is another important component of our Mylan family. The members are all intelligent, skilled and knowledgeable men. They realize the gravity of their responsibility and are dedicated to the common good of the company, its employees and its shareholders. We appreciate their intensity and thank them for their guidance.
It has been a challenging year...but a successful one. We have grown our product line...our market share...our earnings...and our shareholder equity. We have had the pleasure of meeting more shareholders, talking with analysts and brokers, making new business partners, and welcoming new customers into the Mylan fold. It has been a period of growth, obstacles and opportunity. The entire Mylan team, from maintenance to management, accepts the challenge and is dedicated to the creativity, hard work and integrity needed to continue the high level of quality and performance for which Mylan is known.
We look forward to the new year!

[PICTURES OF THESE MEN LISTED][PAGE 12]
Some of the Mylan Management Team.
Dana Barnett, Sonny Todd, Rod Jackson, Carlos Machin

[PICTURES OF THE MEN LISTED][PAGE 13]
John O'Donnell, Tom Clark, Joe Krivulka, Bill Richardson, David
Satter

[PICTURE OF THE SALES STAFF][PAGE 14]
Morgantown's sales support staff.

[PICTURE OF MANY MAGAZINES WHERE MYLAN GETS RECOGNITION][PAGE 14]
Mylan continues to receive recognition from major publications.

[PICTURE OF MYLAN AWARDS][PAGE 15]
Sales awards for outstanding performance.

[PICTURE OF CAGUAS ADMINISTRATION STAFF][PAGE 15]
Our Caguas, Puerto Rico administration staff.

[PICTURE BOB LOMBARDI AND DAN DORSEY][PAGE 15]
Bob Lombardi, Dan Dorsey

[PICTURE OF THE REGIONAL SALES MANAGERS][PAGE 16]
Mylan Pharmaceuticals Inc. Regional Sales Managers
Front Row:
Linda Antonini
Tina Charles
Drew Blowess
Back Row:
Dennis Brown
Bob Potter
Dan King
Michael Doan
Tim O'Brien

[PICTURE OF A FEW MEMBERS OF THE MYLAN SALES STAFF][PAGE 17]
A few of the members of the Mylan sales staff
Jack Walsh
Dan Hill
Steve Krinke
Dale Martin
Lynn Cayton
Mark Jordan
Brad Cunningham

[PICTURE OF ROGER DIETERICH, ROD JACKSON, AND MIKE PUSKAR]
[PAGE 18]
Roger Dieterich seated with Rod Jackson and Mike Puskar.

[PICTURE OF THE BOARD OF DIRECTORS][PAGE 19]
Board of Directors
Mylan Laboratories Inc.

Front Row:
Dana G. Barnett
Milan Puskar
C.B. Todd
Back Row:
Robert W. Smiley, Esq.
Richard A. Graciano
Laurence S. DeLynn
John C. Gaisford, M.D.



Mylan Directory

Mylan Pharmaceuticals Inc.
Morgantown, West Virginia
President
C. B. Todd
Executive Vice President
Louis J. DeBone
Executive Vice President
Dr. John P. O'Donnell
Vice President, Purchasing
Richard F. Stupar
Vice President, Quality Control
D. Byron Witt
Vice President, Manufacturing
Charles H. Crunkleton
Vice President, Pharmacokinetics and
Regulatory Affairs
Patrick K. Noonan
Vice President, Marketing and Sales
Robert A. Lombardi

Mylan Inc.--Caguas, Puerto Rico
Vice President and General Manager
Carlos Machin

Somerset Pharmaceuticals, Inc.--Tampa, Florida
President and Chief Executive Officer
Dana G. Barnett
Vice President
Dr. Cheryl Blume

Dow Hickam Pharmaceuticals--Sugar Land, Texas
President
William W. Richardson
Executive Vice President and Chief Financial Officer
David M. Satter
Vice President, Technical Affairs
Robin F. Scamuffa
Vice President, Manufacturing
E. Dwayne Dickey

Bertek, Inc.--St. Albans, Vermont
President
Joe Krivulka
Vice President, Manufacturing Pharmaceutical Division
John Campbell
Vice President, Pharmaceutical Development
Dr. Sharad Govil



Mylan Laboratories is a growth company...Carefully evolving from asmall generic firm into a fully integrated pharmaceutical company. We continue to increase our product line, expand our sales base and multiply our facilities. Our parent organization is Mylan Laboratories Inc. headquartered in Pittsburgh, Pennsylvania. Subsidiaries are Mylan Pharmaceuticals Inc. located in Morgantown, West Virginia; Mylan Inc. in Caguas, Puerto Rico; Dow Hickam Pharmaceuticals in Sugar Land, Texas and Bertek, Inc. headquartered in St. Albans, Vermont. There are two distribution centers--one located in Greensboro, North Carolina and a second in Reno, Nevada, as well as eight regional sales offices throughout the United States. Our joint-venture subsidiary, Somerset Pharmaceuticals, is located in Tampa, Florida.


[PICTURE OF A FEW EMPLOYEES FROM PUERTO RICO][PAGE 21]
A few of the employees from our Mylan family in Puerto Rico



Financial Highlights
March 31                           1994           1993
Net Sales                     $251,773,000    $211,964,000

Net Earnings                  $ 73,067,000    $ 70,621,000

Earnings Per Share            $        .93    $        .92

Working Capital               $191,647,000    $154,000,000

Current Ratio                    11.7 to 1        6.8 to 1

Total Assets                  $403,325,000    $351,105,000

Shareholders' Equity          $379,969,000    $295,972,000

Book Value Per Share          $       4.81    $       3.84
The above financial data gives retroactive effect to the two-for-one stock split effective August 1, 1992.

































Financial Highlights

Net Earnings
(In millions)

   FY     NET EARNINGS
  ----    ------------
  1990    26.6
  1991    33.0
  1992    40.1
  1993    70.6
  1994    73.1

Shareholders' Equity
(In millions)

  FY      SHAREHOLDERS' EQUITY
  ----    ------------
  1990    141.33
  1991    167.5
  1992    203.5
  1993    296.0
  1994    380.0



Net Sales
(In millions)

  FY      NET SALES
  ----    ------------
  1990    107.4
  1991    104.5
  1992    131.9
  1993    212.0
  1994    251.8





















Selected Financial Data
Year ended March 31           1994      1993      1992      1991     1990      1989      1988
Net Sales                     $251,773  $211,964  $131,936 $104,524  $107,435  $ 99,558  $107,840

Net Earnings                  $ 73,067  $ 70,621  $ 40,114  $32,952  $ 26,573  $ 19,265  $ 26,361

Earnings Per Share            $    .93  $    .92  $    .52  $   .43  $    .35  $    .25  $    .35

Shares Used In Computation      78,949    77,101    76,484   76,368    76,226    76,140    76,012

At year end
Working Capital               $191,647  $154,000  $102,105 $ 81,571  $ 65,393  $ 73,022  $ 73,067

Total Assets                  $403,325  $351,105  $226,720 $186,955  $156,911  $131,246  $126,120

Long-Term Obligations         $  4,609  $  5,125  $  3,600  $ 3,398  $  2,705  $  3,946  $  9,738

Shareholders' Equity          $379,969  $295,972  $203,452 $167,531  $141,262  $117,945  $102,332

Book Value Per Share          $   4.81  $   3.84  $   2.66  $  2.19  $   1.85  $   1.55  $   1.35


Numbers in thousands except per share amounts.
From June of 1985 through June of 1990 the Company paid asemi-annual cash dividend of $.05 per share per year. From June of 1990 through July of 1992 the Company had a quarterly dividend program totaling $.10 per share per year. From October of 1992 to July of 1993 the Company had a quarterly dividend program totaling $.12 per share per year. Since October of 1993 the Company has a quarterly dividend program totaling $.16 per share per year.
The above financial data gives retroactive effect to the October 30, 1991 business combination of Mylan
Laboratories Inc. and Dow Hickam Pharmaceuticals and the two-for-one stock split effective August 1,
1992.


















Management's Discussion and Analysis of Results
Of Operations and Financial Position

Overview
Fiscal 1994 operations provided record high net sales and net earnings for the third consecutive year. Since 1992 Mylan has increased by 91% and net earnings by 82%.
Net earnings of the Company during fiscal 1994 were directly affected by new accounting requirements relating to income taxes,passage of a new federal income tax bill, non-recurring charges resulting from the unexpected death of the Company's Chairman and Chief Executive Officer and the impactof the Company's expansion into new areas of product research and development.
 At the same time, the entire pharmaceutical industry has undergone rapid change in response to both governmental and private sector efforts to reform health care in America. Part of this response has been the increased participation by major branded pharmaceutical companies in the generic side of the business through either the addition of newly formed generic subsidiaries or the acquisition of significant interests in existing generic firms.
These entries into an already competitive market resulted in intensive price competition during the year.
Despite the significant price competition, the Company realized a 24% increase in volume of generic product shipments in fiscal
1994, thusallowing the Company to increase by 60% its investment in the future through research and development.


Results of Operations
Net Sales and Gross Margin

Net sales for the years ended March 31, 1994, 1993 and 1992 were $251,773,000,$211,964,000 and $131,936,000 respectively. The growth of 19%
from 1993 to 1994 is attributable to the addition of eight products to the Company's generic product line during the year and an overall increase of 24% in the volume of generic product shipments which helped to offset significant price deterioration, particularly related to products added to our line in fiscal 1993 and 1992. Net sales for fiscal 1994 also reflect a full year of sales from Bertek which was acquired in February of 1993.
The 61% increase in net sales from 1992 and 1993 was in large part due to increased sales of generic products including the effect of adding to our product line five new products during fiscal 1992 and four new products during fiscal 1993.
Gross margins as a percent of net sales for fiscal years 1994, 1993 and 1992 were 50%, 57% and 47% respectively. The fluctuation in these rates is indicative of new product additions and significant price competition in the generic product line, particularly for products added to the line during the last three fiscal years. The 1994 rate was also affected by the recognition of sales from Bertek which generally provides lower gross margin rates. Due to the competitive nature of the generic pharmaceutical industry and the continued pressures on the pharmaceutical industry in general, the net sales and gross margin percentages recognized in fiscal 1994 are not necessarily indicative of the results to be expected in future periods.








MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL POSITION

Research and Development
Research and Development expenses were $21,648,000 in 1994 compared to $13,524,000 in 1993 and $7,885,000 in 1992. These
amounts represent approximately 9% of net sales in 1994 and 6% of net sales in both 1993 and 1992. Fiscal 1994 expenditures include amounts for transdermal delivery system development in addition to increased expenditures for ongoing research and development of both innovative and generic products. The Company continues its commitment to new and increased product development.

Selling and Administrative
Selling and Administrative expenses were $49,143,000 in fiscal 1994 compared to $36,650,000 in fiscal 1993 and $27,832,000 in
1992, which represent approximately 20%, 17% and 21% of corresponding net sales. The fiscal 1994 amount includes approximately $3,143,000 in amortization of intangible assets associated with the Bertek acquisition and $3,229,000 in expenses resulting from the death of Mr. McKnight, the former Chairman and Chief Executive Officer of the Company. Other changes from 1993 to 1994 and the change in expenses incurred in 1993 from 1992 are attributable in large part to compensation and related expenses, selling/marketing expenses associated with new products including sales commissions, and legal and professional fees associated with the various court actions to which the Company has been involved.


Equity in Earnings of Somerset
Somerset's contribution to the Company's pretax earnings (in thousands) and earnings per share are as follows:

                    1994                1993                        1992
Quarter       Pretax    Earnings       Pretax    Earnings       Pretax  Earnings
Ended         Earnings  Per Share      Earnings  Per Share      Earnings Per
Share
6/30          $ 5,682   $.06           $ 4,309   $.05           $ 4,335  $.05
9/30            5,727    .07             5,101    .06             4,520   .05
12/31           6,841    .08             6,120    .07             4,708   .06
3/31            5,346    .06             5,606    .06             5,101   .06
Fiscal
Year          $23,596   $.27           $21,136   $.24           $18,664  $.22


Under the Orphan Drug Act, Somerset has exclusivity relating to marketing the chemical compound Eldepryl-R for use as a treatment for late stage Parkinson's disease through June of 1996. Under the Waxman Hatch Act, Somerset has exclusivity for all uses of the chemical compound through June of 1994. Somerset is actively involved in research projects regarding additional uses of the chemical compound.











Other Income
Other income for the year ended March 31, 1994 was $8,148,000 compared to $3,879,000 in 1993 and $5,490,000 in 1992. The 1994
amount includes $3,375,000 in legal settlements. Other changes are indicative of market fluctuations affecting the yields on investments.

Income Taxes
The effective tax rates for 1994, 1993 and 1992 were 16%, 27% and 20% respectively. The 1994 effective tax rate was reduced by 5% as a result of recording the cumulative effects of changes in financial reporting requirements and changes in the Federal tax code.
The Company recognized tax credits which reduced the effective tax rates by approximately 8% in 1994, 2% in 1993 and 5% in 1992. The tax credits result pricipally from operations in Puerto Rico and also from credits for increasing research and development activities. Changes in the federal tax code enacted in 1993 will reduce future tax credits otherwise available for operating in Puerto Rico by 40% in fiscal 1995 with additional 5% reductions in the following four fiscal years. In addition, recent tax rulings may reduce the amount of credit otherwise available to the Company for future research and development activities.

Liquidity and Capital Resources
Total assets increased by 15% to $403,325,000 at March 31, 1994 and total liabilities decreased by 58% to $23,356,000. Working capital of $191,647,000 represents 50% of net worth at March 31, 1994 versus $154,000,000 or 52% of net worth at March 31, 1993.
The ratio of current assets to current liabilities was 11.7 to 1 at March 31, 1994 versus 6.8 to 1 at March 31, 1993.
Cash flows from operating activities dropped from 1993 to 1994 primarily due to build ups in accounts receivable and inventories and also due to higher levels of tax payments in the current year.
The Company used considerably higher amounts of cash during fiscal 1994 for investments in property, plant and equipment and both long-term and short-term financial investments. Property, plant and equipment additions included significant expansion and renovation of facilities in Puerto Rico and Vermont and a recently initiated expansion project for the Greensboro distribution center. During 1994 the Company acquired aircraft which were previously leased on a flight by flight basis. All capital additions during fiscal 1994 were made with the general funds of the Company and without incurring additional borrowings. As of March 31, 1994 the Company has commitments for future capital expenditures of approximately $2,200,000.
Payments of long-term obligations in 1994 represents a final settlement with the estate of Roy McKnight in connection with Mr. McKnight's salary continuation agreement. Prior year payments were primarily for obligations assumed in the business combinations of Bertek in 1993 and Hickam in 1992.
The Company paid cash dividends of $.14 per share in 1994 totalling $11,026,000 compared to $.11 per share in 1993 which totalled $8,476,000.
The Financial Accounting Standards Board has issued a new statement, Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which will become effective for the Company beginning in fiscal 1995. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.


Consolidated Balance Sheets
March 31                                     1994               1993
Assets
Current Assets
Cash and cash equivalents                    $ 75,526,000       $ 98,246,000
Short-term investments                         12,925,000          --
Accounts receivable                            55,430,000         32,396,000
Inventories                                    57,996,000         45,949,000
Prepaid income taxes                            1,265,000            --
Deferred income tax benefit                     2,082,000            --
Other current assets                            4,349,000          3,891,000
- - - -----------------------------------------------------------------------------
Total Current Assets                          209,573,000        180,482,000

Property, Plant and Equipment
- - - --Net of accumulated depreciation              82,514,000         68,519,000
Intangible Assets
- - - --Net of accumulated amortization              33,228,000         38,115,000
Other Assets                                   60,247,000         49,145,000
Investment In and Advances to Somerset         17,763,000         14,844,000
- - - -----------------------------------------------------------------------------
Total Assets                                 $403,325,000       $351,105,000



See notes to consolidated financial statements.



































Consolidated Balance Sheets
March 31                                     1994               1993
Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable                       $  6,699,000       $  6,492,000
Income taxes payable                             --                9,349,000
Other current liabilities                       8,056,000          8,293,000
Cash dividend payable                           3,171,000          2,348,000
Total Current Liabilities                      17,926,000         26,482,000

Acquisition Obligation                           --               21,303,000
Long-Term Obligations                           4,609,000          5,125,000
Deferred Income Tax Liability                     821,000          2,223,000

Shareholders' Equity
Preferred stock, par value $.50 per share,
 authorized 5,000,000 shares,
 issued and outstanding--none                       --                --
Common stock, par value $.50 per share,
 authorized 300,000,000 shares,
 issued 79,697,295 shares at March 31, 1994
 and 78,615,453 shares at March 31, 1993       39,849,000         39,309,000
Additional paid-in capital                     54,272,000         29,866,000
Retained earnings                             288,357,000        227,139,000
                                              382,478,000        296,314,000
Less treasury stock at cost--
495,864 shares at March 31, 1994 and
430,206 shares at March 31, 1993                2,509,000            342,000
Net Worth                                     379,969,000        295,972,000

Total Liabilities and Shareholders' Equity   $403,325,000       $351,105,000



Consolidated Statements of Earnings
Year ended March 31                1994           1993          1992
Net Sales                          $251,773,000   $211,964,000  $131,936,000

Cost and Expenses
Cost of Sales                       125,631,000     89,400,000    69,877,000
Research and development             21,648,000     13,524,000     7,885,000
Selling and administrative           49,143,000     36,650,000    27,832,000
Interest                                 30,000         64,000       354,000
                                    196,452,000    139,638,000   105,948,000

Equity in Earnings of Somerset       23,596,000     21,136,000    18,664,000
Other Income                          8,148,000      3,879,000     5,490,000
Earnings Before income Taxes         87,065,000     97,341,000    50,142,000
Income Taxes                         13,998,000     26,720,000    10,028,000
Net Earnings                       $ 73,067,000   $ 70,621,000  $ 40,114,000

Earnings Per Share                 $        .93   $        .92  $        .52

Weighted Average Common Shares       78,949,000     77,101,000    76,484,000

See notes to consolidated financial statements.






Consolidated Statements of Shareholders Equity

                                Common Stock        Common Stock       Additional     Retained
                                      Shares              Amount  Paid-In Capital     Earnings
April 1, 1991                  $38,383,065          $19,193,000   $ 4,572,000         $144,138,000
Stock options exercised            248,308              124,000     3,127,000              --
Cash dividend $.10 per share         --                   --           --               (7,463,000)
Net earnings                         --                   --           --               40,114,000

March 31, 1992                 $38,631,373          $19,317,000   $ 7,699,000         $176,789,000
Stock options exercised            713,857              357,000    12,732,000               --
Cash dividend $.115 per share        --                   --           --               (8,902,000)
Stock split (2 for 1)           38,654,343           19,327,000    (7,958,000)         (11,369,000)
Bertek acquisition                 615,880              308,000    17,393,000               --
Net earnings                         --                   --           --               70,621,000

March 31, 1993                 $78,615,453          $39,309,000   $29,866,000         $227,139,000
Stock options exercised            347,747              173,000     4,447,000               --
Cash dividend $.15 per share         --                   --           --              (11,849,000)
Bertek acquisition                 734,095              367,000    19,959,000               --
Net earnings                         --                   --           --               73,067,000

March 31, 1994                 $79,697,295          $39,849,000   $54,272,000         $288,357,000

See notes to consolidated financial statements.






















Consolidated Statements of Cash Flows
Year ended March 31                      1994          1993        1992
Cash Flows from Operating Activities
Net earnings                             $73,067,000  $70,621,000 $40,114,000
Adjustments to reconcile net earnings to net
 cash provided from operating activities:
  Depreciation and amortization           11,154,000    5,089,000   5,060,000
  Deferred income tax benefit               (656,000)    (888,000) (1,336,000)
  Equity in earnings of Somerset         (23,596,000) (21,136,000) (18,664,000)
  Cash received from Somerset             20,676,000   19,966,000   22,461,000
  Other noncash expenses                   4,192,000    3,758,000    2,238,000
  Changes in operating assets and liabilities:
    Accounts receivable                  (23,485,000)  (9,073,000)  (5,622,000)
    Inventories                          (12,002,000)  (9,825,000)  (3,571,000)
    Trade accounts payable                   207,000    1,911,000      876,000
    Income taxes payable                 (11,111,000)   6,263,000    3,689,000
    Other operating assets and liabilities(2,813,000)   1,651,000      109,000
Net cash provided from
operating activities                      35,633,000   68,337,000   45,354,000

Cash Flows from Investing Activities
 Additions to property,
  plant and equipment                    (20,164,000) (12,294,000) (10,041,000)
 Repayment of advances to Somerset           --           --           574,000
 Increase in intangible and other assets (15,147,000) (10,833,000) (13,399,000)
     Increase in short-term investments  (12,925,000)     --            --
     Other investment proceeds             4,800,000      --            --
Net cash used in investing activities    (43,436,000) (23,127,000) (22,866,000)

See notes to consolidated financial statements.
































Consolidated Statements of Cash Flows

Year ended March 31                          1994             1993            1992
Cash Flows from Financing Activities
Payments on long-term obligations        $ (4,320,000)    $ (8,373,000)   $ (7,081,000)
Cash dividend paid                        (11,026,000)      (8,476,000)     (7,355,000)
Proceeds from long-term debt                   --               --           6,000,000
Payments on acquisition obligation           (977,000)          --              --
Proceeds from exercise of stock options     1,406,000        9,561,000       2,650,000
Net cash used in financing  activities    (14,917,000)      (7,288,000)     (5,786,000)

Net Increase (Decrease) in Cash
  and Cash Equivalents                    (22,720,000)      37,922,000      16,702,000
Cash and Cash Equivalents--
Beginning of Year                          98,246,000       60,324,000      43,622,000

Cash and Cash Equivalents--
End of Year                              $ 75,526,000     $ 98,246,000    $ 60,324,000


For purposes of presentation in the statements of cash flows, cash, overnight deposits and money market funds with maturities of less than three months have been classified as cash and cash equivalents. The carrying value of these items approximates fair value.
Cash payments for interest were $30,000 in 1994, $64,000 in 1993 and $355,000 in 1992. Cash payments for income taxes were $27,055,000 in 1994, $21,345,000 in 1993 and $7,667,000 in 1992.
During fiscal 1993 the Company acquired substantially all of the assets of Bertek, Inc. (Bertek) (see note B) for approximately $39,112,000 and assumed liabilities of approximately $10,090,000. During the years ended March 31, 1994 and 1993, $20,326,000 and $17,701,000 of the purchase price was satisfied through the issuance of the Company's common stock. At the closing of this transaction, the Company repaid with cash approximately $8,293,000 in long-term debt obligations assumed.
During fiscal 1993 the Company declared a 2 for 1 stock split effected in the form of a stock dividend (see note K).
Certain stock option transactions result in a reduction of income taxes payable and a corresponding increase in additional paid in capital. The amount for the years ended March 31, 1994, 1993 and 1992 were $1,040,000, $3,528,000 and $601,000 respectively.
During fiscal 1994 the Company received and recorded into treasury stock 75,658 shares of common stock valued at $2,174,000 in consideration for the exercise of stock options.



A. Summary of Significant Accounting Policies
1. Principles of Consolidation and Business
     The consolidated financial statements include the accounts of Mylan Laboratories Inc. (the Company) and its wholly-owned subsidiaries, Mylan Pharmaceuticals Inc., Milan Holding Inc., Mylan Inc., Dow Hickam Pharmaceuticals, Inc. and Bertek, Inc. (see note B). All intercompany accounts and transactions have been eliminated in consolidation. The Company's principal line of business is the manufacturing of pharmaceutical products. The Company had sales to one customer which represented 12% and 10% of net sales in 1993 and 1992 and to another customer which represented 12% of net sales in 1992.
No single customer represented more than 10% of net sales in 1994.

2. Short-Term Investments
     The Company's portfolio of short-term investments is recorded at the lower of aggregate cost or market at the balance sheet date and consists of preferred stocks, bonds and other marketable securities. Dividends and interest income are accrued as earned. At March 31, 1994, the Company has recorded net unrealizable losses of approximately $800,000, based on quoted market prices. In May of 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This statement is effective for fiscal year 1995. Management does not believe that the adoption of this statement will have a material impact on the financial position or results of operations of the Company.

3. Accounts Receivable
     Accounts receivable are presented net of allowances which amounted to $3,449,000 at March 31, 1994 and $2,999,000 at March
31, 1993.

4. Inventories
     Inventories are stated at the lower of cost (principally, first-in, first-out) or market.


5. Property, Plant and Equipment
     Property, plant and equipment are stated at cost.
Depreciation is provided in amounts sufficient to relate cost of depreciable assets to operations over the estimated service lives, principally on a straight-line basis.

6. Research and Development
     Research and development expenses are charged to operations as incurred.

7. Income Taxes
     Effective April 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". The statement requires that deferred income taxes reflect the tax consequences on future years of events that have already been recognized in the financial statements or tax returns. Prior to April 1, 1993 deferred income taxes were provided for the difference between income and expense recognition for financial reporting purposes and income tax purposes.

8. Earnings Per Share
     Earnings per share of common stock are based on the weighted average number of shares outstanding during each year. The effect on earnings per share, resulting from the assumed exercise of outstanding stock options, is not material.

B. Business CombinationBertek
     On February 25, 1993 a wholly-owned subsidiary of the Company acquired substantially all of the net assets of Bertek, Inc. (Bertek). Bertek, headquartered in St. Albans, Vermont, is a manufacturer of transdermal drug delivery systems and also has operations in laminating and label manufacturing.
     The business combination has been accounted for under the purchase method of accounting. Goodwill of approximately $2,686,000 resulting from the acquisition is being amortized on a straight-line basis over a 20 year period.

     The results of Bertek's operations have been included in the
Company's Consolidated Statements of Earnings from the date of acquisition. Unaudited proforma information assuming the
acquisition had occurred on April 1, 1991 is as follows: (in thousands except per share data)
Year Ended March 31,           1993      1992
Net sales                     $231,480  $153,764
Net earnings                  $ 69,049  $ 38,859
Earnings per share            $    .88  $    .50

C. Inventories
Inventories consist of the following components: (in thousands)
March 31,                      1994      1993
Raw materials                 $ 26,138  $ 23,115
Work in process                 14,978    11,553
Finished goods                  16,880    11,281
                              $ 57,996  $ 45,949

D. Property, Plant and Equipment
Property, plant and equipment consists of the following
components: (in thousands)
March 31,                      1994      1993
Land and land improvements    $  5,088  $  5,088
Buildings and improvements      41,705    36,530
Machinery and equipment         59,178    45,758
Construction in progress         9,143     7,574
                               115,114    94,950
Less accumulated depreciation   32,600    26,431
                              $ 82,514  $ 68,519


E. Investment In and Advances to Somerset
     On June 21, 1989 the Company acquired 50% of all the outstanding common and preferred stock of Somerset Pharmaceuticals, Inc. (Somerset). On June 5, 1989 Somerset received approval from the Food and Drug Administration to market the product EldeprylR. Sales of this product, which is used in the treatment of late stage Parkinson's disease, commenced in late August 1989. The Company uses the equity method of accounting for the investment in Somerset.
     Equity in Earnings of Somerset includes the Company's 50% portion of Somerset net earnings and expense for amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are amortized over a 15 year period. Amortization expense amounted to $924,000 in 1994, 1993 and 1992. Additionally, the Company's charges to Somerset for management services and product development activities are included in Equity in Earnings of Somerset. These charges have been recorded by Somerset as a reduction of its net earnings.

 Condensed unaudited balance sheet information of Somerset is as follows: (in thousands)
March 31,                 1994          1993           1992
Current assets           $ 27,931      $ 30,409       $ 24,597
Non-current assets          6,043         2,760          2,791
Current liabilities        14,918        20,675         15,413
Payable to owners           1,002         1,796          1,490
Other liabilities             642           808            975

 Condensed unaudited income statement information of Somerset is as follows: (in thousands)
Year Ended March 31,      1994          1993           1992
Net sales                $111,970      $108,518       $ 93,513
Costs and expenses         50,465        49,872         42,041
Income taxes               19,547        21,789         18,806
Net earnings             $ 41,958      $ 36,857       $ 32,666
 The above information represents 100% of Somerset's operations of which the Company has a 50% interest.
F. Intangible Assets
     Intangible Assets include $22,324,000 and $23,771,000 related to values assigned to acquired patents and technology at March 31, 1994 and 1993, respectively, net of accumulated amortization.
     The remaining amounts consist principally of values assigned to licenses, agreements and goodwill.
     Amortization is provided on a straight-line basis over periods ranging from 14 to 17 years for patents and technology and 2 to 20 years for other intangible assets.
     Intangible assets are stated net of accumulated amortization of $8,874,000 and $3,888,000 at March 31, 1994 and 1993
respectively.

G. Other Assets
     Other assets consist of the following components: (in thousands)
March 31,                     1994             1993
Long-term investments        $30,284          $28,220
Cash surrender value          16,254            8,402
Captive insurance company      7,712            6,776
Other assets                   5,997            5,747
                             $60,247          $49,145
     Long-term investments include fixed income securities and notes, carried at cost, and pooled asset funds, carried at the lower of cost or market which consist of common and preferred stocks, bonds, and money market funds. Earnings on these investments included under the caption _"Other Income" amounted to $1,467,000 in 1994, $340,000 in 1993 and $3,175,000 in 1992.
At March 31, 1994 and 1993 the carrying amounts of these investments approximated fair value based on quoted market prices.
     Cash Surrender Value represents insurance policies on certain officers and key employees and the value of a split dollar life insurance arrangement with the estate of the former Chairman and Chief Executive Officer of the Company.
(See note N for
further discussion.)

     The Company's interest in a captive insurance company is accounted for by the equity method of accounting. Earnings from this investment included under the caption _Other Income_ amounted to $937,000 in 1994, $940,000 in 1993 and $905,000 in
1992.

H. Other Current Liabilities
     Other current liabilities includes payroll and employee benefit plan accruals which amounted to $5,388,000 at March 31, 1994 and $4,459,000 at March 31, 1993, and accruals for Medicaid Reimbursements of $1,479,000 at March 31, 1994 and $2,141,000
at March 31, 1993.

I. Long-Term Obligations
     Long-term obligations represent accruals for post-retirement compensation pursuant to agreements with certain key employees.
Under these agreements, benefits are to be paid over periods of 10 to 15 years commencing at retirement.

J. INCOME TAXES
     Effective April 1, 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes". Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. The cumulative effect of adopting this standard resulted in an increase in net earnings of $1,124,000 or $.01 per share in the 1994 Consolidated Statement of Earnings. There was no cash flow impact.
     SFAS No. 109 requires an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the financial statements or tax returns. Changes in enacted tax rates or laws will result in adjustments to the recorded tax asset or liabilities in the period that the tax law is enacted.

 Income taxes consist of the following components: (in thousands)
Year Ended March 31,            1994        1993        1992
Federal
 Current                       $11,888     $25,325     $10,927
 Deferred                           61        (888)     (1,336)
                                11,949      24,437       9,591
State
     Current                     2,766       2,283         437
     Deferred                     (717)        --         --
                                 2,049       2,283         437
Income taxes                   $13,998     $26,720     $10,028

Pre-tax earnings               $87,065     $97,341     $50,142

Effective tax rate                16.1%       27.4%       20.0%

 A reconciliation of the statutory tax rate to the effective tax rate is as follows:
Year Ended March 31,              1994        1993        1992
Statutory tax rate                35.0%       34.0%       34.0%
State income taxes--net            1.7%        1.5%        0.6%
Tax exempt earnings--
     primarily dividend exclusion (7.7%)      (5.9%)     (10.1%)
Tax credits                       (7.6%)      (2.2%)     (4.7%)
SFAS 109                          (1.3%)        --        --
Changes in tax code               (3.7%)        --        --
Other items                       (0.3%)        --        0.2%
Income taxes                      16.1%       27.4%      20.0%
Tax credits result principally from operations in Puerto Rico.

 The sources of deferred income taxes are summarized as follows:
(in thousands)
Year Ended March 31,                 1993        1992
Earnings of Somerset                $ 430       $  (674)
Depreciation and amortization         (74)          (73)
Asset valuation allowances           (778)         (300)
Deferred compensation                (514)         (433)
Other items                            48           144
                                    $(888)      $(1,336)
Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows: (in thousands)
March 31,                                        1994
Deferred Tax Assets:
     Employee benefits                          $1,745
     Deferred revenue                              868
     Asset allowances                            1,279
     Inventory                                     829
     Investments                                 1,022
Total Deferred Tax Assets                        5,743
Deferred Tax Liabilities:
     Property                                    3,379
     Investments                                 1,103
Total Deferred Tax Liabilities                   4,482
Deferred Tax Assets--Net                        $1,261
Classification in the Consolidated Balance Sheet:
     Deferred Income Tax Benefit--Current       $2,082
     Deferred Income Tax Liability--Non-Current   (821)
Deferred Tax Assets--Net                        $1,261

     In August of 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("the Act"). The Act has several provisions which affect the Company's income tax expense including a change in the federal corporate tax rate and significant changes relating to tax credits for operations in Puerto Rico. As a direct result of the changes in the tax code, the Company reassessed its position on the filing alternatives available under the tax code. Based on the new tax code provisions, the Company made a decision which resulted in a reduction of income tax expense of $3,225,000. This amount represents management's estimate of the cumulative effect of this change.

K. Common Stock
     During fiscal year 1993 the Company declared a 2 for 1 stock split effected in the form of a stock dividend. The par value of the new shares issued totaled $19,327,000 and has been transferred from additional paid-in capital and retained earnings to the common stock account. Per share amounts and stock options have been adjusted for the stock split.
     On April 7, 1993, the shareholders of the Company approved an increase in the number of shares of common stock authorized to 300,000,000.

L. Stock Option Plans
     On December 1, 1986 the Board of Directors adopted the "Mylan Laboratories Inc. 1986 Incentive Stock Option Plan" ("the Plan") which was approved by the Shareholders on June 24, 1987. A total of 6,000,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options. Options, which may be granted at not less than fair market value on the date of the grant may be exercised within ten years from the date of grant. As of March 31, 1994, options for 2,770,300 shares have been granted pursuant to the Plan.
 In connection with the October 30, 1991 business combination with Hickam, all unexercised options granted pursuant to various Hickam option plans were converted to options to acquire the Company's common stock at a conversion rate of .85524 Mylan option shares for each Hickam option outstanding. A total of 535,124 shares of the Company's common stock were reserved for issuance pursuant to the Hickam plans as of the October 30, 1991 (date of conversion).

     On June 23, 1992 the Board of Directors adopted the "1992 Nonemployee Director Stock Option Plan"(the"Directors' Plan") subject to shareholder approval, which was obtained on April 7, 1993. A total of 400,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options which may be granted at not less than fair market value on the date of grant. Shares are granted, based on a formula as described in the Directors' Plan, upon the nonemployee director's initial and subsequent election to the Board of Directors. Options may be exercised within ten years from the date of grant. As of March 31, 1994, 166,000 shares have been granted pursuant to the Directors' Plan.
     As of March 31, 1994 options for 1,311,179 shares are exercisable under all plans at option prices ranging from $4.24 to $28.125 per share.
 A summary of the activity resulting from all plans adjusted for the stock split is as follows:
         Number of shares under option     Option price per share
Outstanding
April 1, 1991                       1,362,660   $   4.125--8.915
     Options granted                  254,460       5.555--16.00
     Options exercised               (496,616)      4.125--8.915
Outstanding
March 31, 1992                      1,120,504   $   4.125--16.00
     Options granted                1,778,000      18.00
     Options exercised               (713,857)      4.125--18.00
     Options cancelled or surrendered (64,398)      4.75--16.00
Outstanding
March 31, 1993                      2,120,249   $   4.125--18.00
     Options granted                    6,000      26.125--28.125
     Options exercised               (347,747)      4.125--18.00
     Options cancelled or surrendered  (6,875)             16.00
Outstanding
March 31, 1994                      1,771,627   $   4.24--28.125


M. Profit Sharing and 401(k) Plans
     The Company has a noncontributory trusteed profit sharing plan covering essentially all employees who are not covered by 401(k) plans, a 401(k) plan covering essentially all Hickam employees; a profit sharing plan with a 401(k) provision covering all employees of Bertek; and a 401(k) plan covering all employees of the bargaining unit.
     Contributions to the profit sharing plan and the Bertek plan are made at the discretion of the Board of Directors. Contributions to the Hickam plan are based upon a formula matching the employees salary deferral. Contributions to the bargaining unit plan are based upon the union agreement. Total contributions to all plans for the years ended March 31, 1994, 1993 and 1992 were $2,300,000, $1,860,000 and $1,315,000 respectively.

N. Related Party Transactions
     Pursuant to a salary continuation agreement between Mr. McKnight, former Chairman and Chief Executive Officer, and the Company, a one time payment of $4,306,000 was made on March 31, 1994 of which $2,861,000 was expensed during 1994. The Company also purchased aircraft, which it previously leased on a flight by flight basis, from the estate of Mr. McKnight for $5,900,000. In addition, the Company will continue to fund life insurance premiums pursuant to a split-dollar life insurance agreement whereby the Company has rights to the cash surrender value of the insurance policies.


O. Legal Matters
     The Company is involved in various claims, principally intellectual property and product liability cases, that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such proceedings it is the opinion of management that the outcome will have no material adverse effect on the Company's operations or financial position.
     During fiscal 1994 the Company settled certain legal matters relating to the Company's suit filed under the Federal Antitrust Laws and the Racketeer Influence and Corrupt Organization Act
(RICO), and received approximately $3,375,000. Additionally during fiscal 1994 the jury in the Company's lawsuit against American Cyanamid ruled in favor of Cyanamid on the Company's complaint and in favor of the Company on Cyanamid's counterclaims. No money damages were awarded to either party. Each party has given notice of appeal to the U.S. Court of Appeals for the Fourth Circuit.



(auditor's report40)


Independent Auditors' Report

Board of Directors and Shareholders
Mylan Laboratories Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Mylan Laboratories Inc. and subsidiaries as of March 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1994, appearing on pages 28 through
39. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Laboratories Inc. and subsidiaries as of March 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles.


Pittsburgh, Pennsylvania
April 22, 1994



Market Prices
Fiscal 1994              High           Low
First Quarter            30 3/4         23 5/8
Second Quarter           30 3/8         19 5/8
Third Quarter            33 1/4         23 1/2
Fourth Quarter           25 1/8         15 7/8
Fiscal 1993              High           Low
First Quarter            19 3/4         16 7/8
Second Quarter           27 1/2         19 3/8
Third Quarter            31 7/8         24
Fourth Quarter           37 5/8         23 3/4
New York Stock Exchange Symbol: MYL
On April 30, 1994 the Company had approximately 83,637 shareholders.




Quarterly Financial Data
(Amounts in thousands, except per share amounts)
1st Quarter              1994           1993
Net sales                $  58,507      $  38,838
Gross profit                29,952         19,573
Net earnings                16,108         11,353
Earnings per share             .21            .14

2nd Quarter
Net sales                $  57,756      $  51,020
Gross profit                27,848         29,854
Net earnings                17,442         16,707
Earnings per share             .22            .22

3rd Quarter
Net sales                $  66,436      $  61,108
Gross profit                34,271         36,619
Net earnings                22,123         21,175
Earnings per share             .28            .28

4th Quarter
Net sales                $  69,074      $  60,998
Gross profit                34,071         36,518
Net earnings                17,394         21,386
Earnings per share             .22            .28

Year
Net sales                 $251,773      $ 211,964
Gross profit               126,142        122,564
Net earnings                73,067         70,621
Earnings per share             .93            .92


Notice of Annual Meeting
The annual meeting of shareholders of the Company will be held on Wednesday, June 29, 1994 at 10:30 AM at the Lakeview Resort & Conference Center, Morgantown, West Virginia. A formal notice together with a proxy statement and form of proxy will be mailed to shareholders entitled to vote in advance of the meeting.

Shareholder Information
A copy of the Mylan Laboratories Inc. Annual Report to the
Securities and Exchange Commission on Form 10-K is available to shareholders on request. For a copy of Form 10-K, please write to:
Mylan Laboratories Inc.
1030 Century Building
130 Seventh Street
Pittsburgh, Pennsylvania 15222
Shareholder Contact
Patricia Sunseri
(412) 232-0100

Directors
Milan Puskar
Chairman of the Board, C.E.O. and
President of the Company

Dana G. Barnett
Executive Vice President of the Company

Laurence S. DeLynn
Retail Consultant
Morgantown, West Virginia

John C. Gaisford, M.D.
Director of Burn Research
West Penn Hospital
Pittsburgh, Pennsylvania

Richard A. Graciano
Associate/Partner
Graciano Enterprises
Pittsburgh, Pennsylvania

Robert W. Smiley, Esq.
Doepken, Keevican, Weiss & Medved
Attorneys-At-Law
Pittsburgh, Pennsylvania

C. B. Todd
Senior Vice President of the Company

Officers
Milan Puskar
Chairman, C.E.O. and President

Dana G. Barnett
Executive Vice President

Louis J. DeBone
Vice President--Operations

Roderick P. Jackson
Senior Vice President

Joseph J. Krivulka
Vice President

Dr. John P. O'Donnell
Vice President--Research and
Quality Control

Robert W. Smiley, Esq.
Secretary

Patricia Sunseri
Vice President--Investor and Public Relations

C. B. Todd
Senior Vice President

Corporate Directory

Mylan Laboratories Inc.
1030 Century Building
130 Seventh Street
Pittsburgh, Pennsylvania 15222
(412) 232-0100

Registrar and Transfer Agent
American Stock Transfer Co.
New York, New York

Certified Public Accountants
Deloitte & Touche
Pittsburgh, Pennsylvania

Financial Consultants
PDA Associates, Inc.
Ironia, NJ

Securities Traded
New York Stock Exchange
Mylan Laboratories Inc.
Common Stock
MYL




Mylan Laboratories Inc.
1030 Century Building
130 Seventh Street
Pittsburgh, Pennsylvania 15222




     (22) Subsidiaries of the registrant, filed herewith.

                                   EXHIBIT 22

                                  Subsidiaries






Name                                 State of Incorporation
- - - ----                                 ----------------------

Milan Holding, Inc.                         Delaware


Mylan Inc.                                  Delaware


Mylan Pharmaceuticals Inc.                  West Virginia


Dow Hickam Pharmaceuticals, Inc.            Texas


Bertek, Inc.                                West Virginia






     (24) Consents of Independent Auditors', filed herewith.

                                EXHIBIT 24

                       Independent Auditors' Consent




We consent to the incorporation by reference in Registration Statement No. 33-65916 and No. 33-65918 of Mylan Laboratories Inc. on Form S-8 of our reports dated April 22, 1994, incorporated by reference of appearing in this Annual Report on Form 10-K of Mylan Laboratories Inc. for the year ended March 31, 1994.


Deloitte & Touche


Pittsburgh, Pennsylvania
June 7, 1994

                                EXHIBIT 24

                       Independent Auditors' Consent




We consent to the incorporation by reference in Registration Statement No. 33-65916 and No. 33-65918 of Mylan Laboratories Inc. on Form S-8 of our report dated February 4, 1994, on the audit of the consolidated financial statements of Somerset Pharmaceuticals, Inc. and subsidiaries for the three years in the period ended December 31, 1993, included as an exhibit to the Annual Report on Form 10-K of Mylan Laboratories Inc. for the year ended March 31, 1994.


Deloitte & Touche


Pittsburgh, Pennsylvania


     (28) Consolidated financial statements of Somerset
Pharmaceuticals, Inc. for Years ended December 31, 1993, 1992 and
1991, filed herewith.












SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended December 31, 1993, 1992 and 1991, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT
To the Board of Directors of
     Somerset Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.





February 4, 1994

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1993 AND 1992


ASSETS                                       1993           1992

CURRENT ASSETS:
 Cash and cash equivalents                   $10,281,000    $6,141,000
 Investment securities                         3,470,000     5,476,000

Accounts receivable (net of allowance for doubtful
 accounts of $100,000)                        16,095,000    14,223,000
Inventory                                      3,820,000     2,242,000
Prepaid expenses and other current assets      1,582,000     1,934,000
                                              ----------    ----------
Total Current Assets                          35,248,000    30,016,000

PROPERTY AND EQUIPMENT -Net                    2,762,000       164,000


Intangible Assets-Net                          1,987,000     2,180,000

OTHER ASSETS                                   1,416,000       348,000
                                             $41,413,000   $32,708,000
                                             ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY         1993           1992

CURRENT LIABILITIES
 Accounts Payable                            $   205,000    $  432,000
 Note payable                                    253,000        -
 Royalty Payable                               4,780,000     4,590,000
 Accrued Marketing Costs                       9,100,000     7,714,000
 Other accrued expenses                        4,116,000     2,934,000
 Income Taxes Payable                          2,900,000     2,330,000
 Amounts due to related parties                2,063,000    10,585,000
                                             -----------   -----------
  Total Current Liabilities                   23,417,000    28,585,000

DEFERRED REVENUE                                 458,000       625,000

REDEEMABLE PREFERRED STOCK:
 CLASS A                                          -            556,000
 CLASS B                                          -            754,000

STOCKHOLDERS' EQUITY
 Common Stock, $.01 par value, 13,719
 shares authorized, 11,297  shares issued         -               -
 Retained Earnings                            17,990,000     2,640,000
 Less treasury stock, 644 shares at cost        (452,000)     (452,000)
                                             -----------   ------------
  Total Stockholders' Equity                  17,538,000     2,188,000
                                             -----------   ------------
                                             $41,413,000   $32,708,000
                                             ===========   ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,1993,1992 AND 1991

                                   1993           1992          1991

NET SALES                          $118,998,000   $104,071,000  $ 85,057,000
                                   ------------   ------------  ------------

COST AND EXPENSES:
 Cost of sales                       13,991,000     12,552,000    11,603,000
 Marketing and Administrative        33,826,000     30,151,000    22,786,000
 Research and Development             9,134,000      5,580,000     2,851,000
 Interest Expense                         5,000         -            -
                                   ------------   ------------  ------------

                                     56,956,000     48,283,000    37,240,000
                                   ------------   ------------  ------------
                                     62,042,000     55,788,000    47,817,000

OTHER INCOME                          1,131,000      1,017,000     1,128,000
                                   ------------   ------------  ------------
INCOME BEFORE INCOME TAXES           63,173,000     56,805,000    48,945,000

PROVISION FOR INCOME TAXES           21,408,000     20,736,000    17,865,000
                                   ------------   ------------  ------------
NET INCOME                         $ 41,765,000   $ 36,069,000  $ 31,080,000



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
































SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991


                               COMMON STOCK    TREASURY STOCK
   RETAINED       STOCKHOLDERS'
                              SHARES  AMOUNT    SHARES   AMOUNT      EARNINGS          EQUITY
BALANCE, DECEMBER 31,1990     11,297   $ -     644     $(452,000)    $ 6,392,000    $ 5,940,000

Accretion of the carrying
value of the redeemable
preferred stock                 -        -      -          -            (365,000)     (365,000)
Dividends                       -        -      -          -         (29,207,000)   (29,207,000)
Net Income                      -        -      -          -          31,080,000     31,080,000
                              --------  ---  -------  -----------    ------------   ------------

BALANCE, DECEMBER 31,1991     11,297     -     644      (452,000)      7,900,000       7,448,000

Accretion of the carrying
value of the redeemable
preferred stock                 -        -      -          -            (122,000)     (122,000)
Dividends                       -        -      -          -         (41,207,000)   (41,207,000)
Net Income                      -        -      -          -          36,069,000     36,069,000
                              --------  ---  -------  -----------    ------------   ------------

BALANCE, DECEMBER 31,1992     11,297     -     644      (452,000)      2,640,000      2,188,000

Accretion of the carrying
value of the redeemable
preferred stock                 -        -      -          -             (15,000)       (15,000)
Dividends                       -        -      -          -         (26,400,000)   (26,400,000)
Net Income                      -        -      -          -          41,765,000     41,765,000
                              --------  ---  -------  -----------    ------------   ------------

BALANCE, DECEMBER 31,1993     11,297   $ -     644    $ (452,000)    $17,990,000    $17,538,000
                              ========  ===  =======  ===========    ============   ============



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.







SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                1993         1992        1991

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $41,765,000  $36,069,000 $31,080,000
 Adjustments to reconsile net income to net cash
 provided by operating activities:
  Depreciation and amortization                     285,000      229,000     217,000
  Deferred tax expense (benefit)                   (800,000)      20,000      14,000
  Deferred revenue                                 (167,000)   (166,000)    (167,000)
 Changes in Operating assets and liabilities:
  Accounts receivable                            (1,872,000) (3,989,000)  (3,177,000)
  Inventory                                      (1,578,000)    614,000   (1,025,000)
  Prepaid expenses and other current assets         352,000    (249,000)     743,000
  Accounts Payable                                 (227,000) (1,121,000)    (133,000)
  Royalty Payment                                   190,000      901,000     528,000
  Accrued Marketing costs                         1,386,000    2,074,000   3,204,000
  Other accrued expenses                          1,182,000    1,338,000     854,000
  Income taxes payable                              570,000    (177,000)   3,397,000
  Amounts due to related parties                    278,000      542,000  (5,860,000)
                                                 ----------   ----------  ----------
Net cash provided by operating activities        41,364,000   36,085,000  29,675,000

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in investment securities
                                                  2,006,000  (1,685,000)   5,585,000
 Purchase of property and equipment              (2,690,000)   (127,000)     (14,000)
 Purchase of intangible assets                        -              -      (150,000)
 (Increase) decrease in other assets               (268,000)     23,000      (16,000)
                                                  ----------    ---------   ---------
Net cash (used in) provided by investing activities
                                                   (952,000) (1,789,000)   5,405,000
                                                  ----------    ---------   ---------
























SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1993,1992 AND 1991

                                            1993          1992            1991
CASH FLOWS FROM FINANCING ACTIVITIES:
 Redemption of preferred stock           $(1,149,000)   $(1,149,000)    $(1,241,000)
 Dividends paid on preferred stock          (176,000)       (85,000)       (183,000)
 Dividends paid on note payable          (35,200,000)   (36,300,000)     (29,000,000)
 Borrowings on note payable                  253,000          -               -
                                         -----------     -----------    -----------
Net cash used in financing activities    (36,272,000)   (37,534,000)     (30,424,000)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                       4,140,000     (3,238,000)       4,656,000

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                          6,141,000      9,379,000        4,723,000
                                         -----------      ----------     -----------

CASH AND CASH EQUIVALENTS,
END OF YEAR                              $10,281,000    $ 6,141,000      $ 9,379,000
                                         ===========    ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash paid during the year for:
  Interest                               $     5,000    $     -          $     -
                                         ===========    ===========      ===========

  Income taxes                           $21,259,000    $20,992,000      $14,454,000


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

During 1992 and 1991, the Company recorded $8,800,000 and $4,000,000 of dividends payable on common stock which had not been paid as of the end of the respective years.


see notes to consolidated financial statements.

















NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

1.   PRINCIPLES OF CONSOLIDATION AND OPERATIONS

     The consolidated financial statements include the accounts of Somerset Pharmaceuticals, Inc. (the Company) and its wholly owned subsidiaries, Somerset Pharmaceuticals Holding Company and Somerset Caribe, Inc. The Company is jointly owned by Mylan Laboratories, Inc. and Circa Pharmaceuticals, Inc., with each owning 50% of all the outstanding capital stock of the Company.
Significant intercompany accounts and transactions have been eliminated in consolidation. The Company, incorporated in February 1986, is engaged in the development, testing and marketing of drugs to be used in the treatment of various human disorders. Currently, the Company markets and sells Eldepryl, which is used as a treatment for Parkinson's Disease.

     The Company is party to an exclusive 14-year agreement
(through November 22, 2003) with Chinoin Pharmaceutical Company (Chinoin) of Budapest, Hungary under which Eldepryl and other new potential drugs resulting from Chinoin research are made available for licensing by the Company. The license agreement requires the Company to pay royalties equal to 7% of net sales of Eldepryl including sub-license revenues. The Company incurred royalty expense of approximately $9,224,000, $8,105,000 and $5,843,000 for the years ended December 31, 1993, 1992 and 1991, respectively.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash and Cash Equivalents -The Company generally considers debt instruments purchased with a maturity of three months or less to be cash equivalents. Included in cash and cash equivalents at December
31, 1993 is approximately $1.5 million that is held as collateral against the Company's line of credit (see Note 7).

b. Investment Securities -Investment securities include both long and short-term debt and equity instruments. These securities are classified as current and are valued at the lower of cost or market. At December 31, 1993 and 1992, cost approximated market.

     In May 1993, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company will be required to adopt this new standard in 1994. Management believes that the adoption of this new accounting standard will not have a material effect on the Company's financial position or results of operations.

c. Inventory - Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

d. Property and Equipment -Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets by thestraight-line method. Estimated useful lives are five to seven years for machinery and equipment and thirty-five years for the building.

e. Intangible Assets -Intangible assets are amortized on a straight-line basis over 14 years.

f. Research and Development -Research and development costs are expensed as incurred.

3.   INVENTORY

     Inventory consists of the following at December 31:

                                           1993              1992

Raw material                           $ 2,864,000       $     -
Work in process                            470,000             -
Finished goods                             486,000        2,242,000
                                       -----------       ------------
Total                                  $ 3,820,000       $2,242,000
                                       ===========       ===========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31:

                                           1993              1992

Land                                   $   300,000       $     -
Building                                 1,638,000             -
Machinery and Equipment                    963,000           58,000
Furniture and Fixtures                      65,000          218,000
                                       -----------      -----------
                                         2,966,000      276,000
Less accumulated depreciation             (204,000)     (112,000)
                                       -----------      -----------

Property and equipment - net           $ 2,762,000       $  164,000

5.   SUB-LICENSE OF RIGHTS

     On February 9, 1988, the Company granted a sub-license to its exclusiveright and license to use its technology to Deprenyl Research Limited (Deprenyl) to commercialize certain drugs in Canada for 15 years. The Company receives a royalty of 11% of Deprenyl's net sales over the license period.

     Royalty income, less related royalty expense to Chinoin, included in other income for the years ended December 31, 1993, 1992 and 1991 wasapproximately $357,000, $414,000 and $484,000, respectively.

6.   INTANGIBLE ASSETS

     Intangible assets primarily represent the cost of a modification to the terms of the Chinoin Agreement, less accumulated amortization of $868,000 and $704,000 at December 31, 1993 and 1992, respectively.

7.   NOTE PAYABLE

     On June 30, 1993, the Company entered into a one-year
$1,500,000 line of credit agreement with a bank in conjunction with the renovationof the Company's research facility. Interest on amounts drawn on the line of credit is payable monthly at the bank's prime rate less 0.25%. The bank's prime rate was 6.0% at December 31, 1993. Principal is due in full at maturity. The line of credit is collateralized by $1,500,000 of cash and cash equivalents held by the bank. At December 31, 1993, the outstanding balance on the line of credit was $253,000.

8.   CO-PROMOTIONAL AGREEMENT

     Effective October 1, 1990, the Company entered into an agreement with Sandoz Pharmaceuticals Corporation (Sandoz) to co-promote the product Eldepryl.
Under the terms of the agreement, the Company is required to make certain payments to Sandoz in the event sales of Eldepryl exceed certain predefined minimums. The agreement requires Sandoz, among other things, to expend, at a minimum, a predetermined amount for advertising during each year of the agreement. Once the predetermined levels of sales are exceeded, the Company is required to pay Sandoz for advertising expenditures made on behalf of the Company. After Sandoz's advertising expenses are reimbursed, any additional amounts are shared by Sandoz and the Company based upon the terms of the agreement. During 1993, 1992 and 1991, the Company expensed approximately $24,260,000, $22,321,000 and $15,600,000, respectively, pursuant to the agreement. Additionally, certain co-promotional fees paid by Sandoz at the commencement of the agreement are being recognized ratably by the Company during the term of the agreement (six years), and certain costs associated with the procurement, negotiation and execution of the agreement by the owners of the Company are being incurred by the Company in approximately the same amount.

9.   REDEEMABLE PREFERRED STOCK

     The Class A and B redeemable preferred stock were fully redeemed during1993.

     The Class A stock, ($.10 par value, 1,950 shares authorized and 488 shares outstanding at December 31, 1992) was carried at redemption value plus undeclared dividends. Undeclared dividends in arrears on the cumulative Class A stock outstanding totaled approximately $68,000 or $139 per share at December 31, 1992.

     The Class B stock ($.10 par value, 2,850 shares authorized and issued and 661 shares outstanding at December 31, 1992) was convertible into common stock based on a conversion price set by the Board of Directors and subject to adjustment from time to time. Undeclared dividends in arrears on the cumulative Class B stock outstanding totaled approximately
$92,000 or $139 pershare at December 31, 1992.

10.  INCOME TAXES

     The Company adopted Statement of Financial Accounting
Standards (SFAS) No.109, "Accounting for Income Taxes" effective January 1, 1993. As permitted by SFAS No. 109, prior-year financial statements have not been restated to reflect the change in accounting method. The cumulative effect ofadopting SFAS No.109 on the Company's financial statements was not material.

     The income tax provision consists of the following for the years ended December 31:

                                   1993          1992         1991
Current tax expense:
     Federal                       $17,938,000   $18,540,000  $14,897,000
     State                           4,124,000     2,050,000    2,850,000
     Foreign                           146,000       126,000      104,000
                                   -----------   -----------  -----------
                                    22,208,000    20,716,000   17,851,000

Deferred tax expense (benefit):
     Federal                          (700,000)       20,000       12,000
     State                            (100,000)        -            2,000
                                   -----------   -----------  -----------

                                      (800,000)       20,000       14,000
                                   -----------   -----------  -----------

Total provision for income taxes   $21,408,000   $20,736,000  $17,865,000
                                   ===========   ===========  ===========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The taxeffects of significant items comprising the Company's deferred taxes (which are included in "Other Assets" in the balance sheet) as of December 31, 1993 are as follows:


                                                              1993

Deferred Tax Assets:
     Deferred revenue                                          $  172,000
     Tax basis inventory adjustment                               871,000
     Chargeback allowance                                         229,000
     Capitalization of overhead cost to inventory                  53,000
     Other                                                         37,000
                                                              -----------
                                                              1,362,000
                                                              -----------
Deferred Tax Liabilities:
     Excess of tax amortization over reporting amortization      (133,000)
                                                              -----------
          Net Deferred Tax Asset                               $1,229,000
                                                              ===========

     The statutory federal income tax rate is reconciled to the effective taxrate as follows for the years ended December 31:

                                           1993       1992    1991

Tax at statutory rate                      35.0%      34.0%   34.0%
State income tax (net of federal benefit)   4.1        2.4    3.8
Tax credit                                 (7.2)       (.2)   (.2)
Research and development credit              -          -     (.6)
Other                                       2.0         .3    (.5)
                                           -----      -----   -----
Effective tax rate                         33.9%      36.5%   36.5%

Tax credits result principally from operations in Puerto Rico.

11.  RELATED PARTY TRANSACTIONS

     The Company incurs expenses for ongoing management services and over asix-year period for specific services related to the procurement, negotiation and execution of the co-promotion agreement by the owners of the Company. Such expenses amounted to approximately $5,950,000, $5,204,000 and $4,253,000 forthe years ended December 31, 1993, 1992 and 1991, respectively. Additionally, the owners of the Company are also owners of a captive insurance company which provides product liability insurance to the Company. Product liability insurance expense for the years ended December 31, 1993, 1992 and 1991 was $675,000, $675,000 and $669,000, respectively. The Company also incurs an inventory handling and distribution fee, payable to one of its owners. Total handling and distribution fee expense for the years ended December 31, 1993, 1992 and 1991 was $750,000, $331,000 and $951,000,
respectively. During 1993, the Company purchased $696,000 of equipment from and paid $647,000 in rent to one of the owners. During 1993, 1992 and 1991, the Company incurred $835,000, $239,000 and $940,000, respectively, in expenses related to research and development activities performed by its owners.

     At December 31, 1993 and 1992, the balance of amounts due to related parties represents rent, research and development, distribution and management fees payable to the owners of the Company. Additionally, the 1992 balance included dividends.

12.  SIGNIFICANT CUSTOMERS

     The Company had sales to certain customers which individually exceeded 10% of net sales. Two customers represented 45%, 41% and 38% of net sales for the years ended December 31, 1993, 1992 and 1991, respectively.

13.  COMMITMENTS

     As of December 31, 1993, the Company is committed to fund approximately $3,800,000 for various research and development studies through 1995.

                     * * * * * *



                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     June 7, 1994                  MYLAN LABORATORIES INC.

               by  /s/ Milan Puskar
               -------------------------
               Milan Puskar
               Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Milan Puskar June 7,1994                                     /s/ Dana G. Barnett June 7,1994
- - - -----------------------------                    -------------------------------
     Milan Puskar                                    Dana G. Barnett
Chairman, Chief Executive Officer                    Executive Vice President
and President                                        and Director



/s/ Laurence S. DeLynn June 7,1994               /s/ Robert W. Smiley June 7,1994
- - - -----------------------------
    Laurence S. DeLynn                               Robert W. Smiley
    Director                                         Secretary and Director



/s/ Richard A. Graciano June 7,1994             /s/ John C. Gaisford, M.D. June 7, 1994
- - - ------------------------------                  ---------------------------------------
    Richard A. Graciano                             John C. Gaisford, M.D.
    Director                                        Director



/s/ C.B. Todd June 7,1994                      /s/ Frank A. DeGeorge June 7,1994
- - - ------------------------------                 ---------------------------------
    C.B. Todd                                      Frank A. DeGeorge
    Senior Vice President                          Director of Accounting and
    and Director                                   and Taxation


                       INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Mylan Laboratories Inc.
Pittsburgh, Pennsylvania

We have audited the consolidated financial statements of Mylan Laboratories Inc. and subsidiaries as of March 31, 1994 and 1993, and for each of the three years in the period ended March 31, 1994, and have issued our report thereon dated April 22, 1994; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Mylan Laboratories Inc. and subsidiaries, listed in the accompanying index at Item 14A. These financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche


Pittsburgh, Pennsylvania
April 22, 1994



   SCHEDULE I

                                MYLAN LABORATORIES INC. AND SUBSIDIARIES
                                MARKETABLE SECURITIES--OTHER INVESTMENTS




  Column A                               Column B            Column C        Column D           Column E

  --------                               --------            --------        --------           --------

                                                                                                Amount at Which
                                              Number                                            Each Portfolio of
                                            of Shares                          Market Value      Equity Security
                                            or Units,                          of Each            Issue and Each
    Name of Issuer                          Principal                          Issue at         Other Security Issue
    and Title of                            Amount of         Cost of        BalanceSheet        Carried in the
     Each Issue                            Bonds and Notes    Each Issue         Date             Balance Sheet
     ----------                           ---------------     ----------          ----            -------------
     March 31, 1994


Short Term Investments:
 Pharmaceutical Resources, Inc.
  Common Stock . . . . . . . .                  111,111     $ 2,000,000     $   958,000          $   958,000

Preferred Stock Closed-end Municipal Bond Funds:
 InterCapital. . . . . . . . .                       90       4,510,000       4,510,000            4,510,000
 Van Kampen  . . . . . . . . .                       64       3,208,000       3,208,000            3,208,000
 MuniVest  . . . . . . . . . .                       40       2,007,000       2,007,000            2,007,000
 MuniYield . . . . . . . . . .                       40       2,000,000       2,000,000            2,000,000
Other Assets:
 American Triumvirate Insurance Co.
  Common Stock . . . . . . . .                      150       3,333,000       7,713,000(1)         7,713,000


Somerset Pharmaceuticals, Inc.
  Common Stock . . . . . . . . .                   5327      16,231,000      17,763,000(2)        17,763,000
  Managed Funds (3) . .  . . . .                    N/A      10,104,000       8,904,000           10,104,000

Government Development Bank for Puerto Rico
Promissory Notes 1989 Series C                10,000,000     10,025,000      10,484,000           10,000,000

Akers Laboratories Inc.
 Common Stock . . . . . .                      2,825,925      4,000,000       4,000,000            4,000,000

Glenmark Associates Inc.
 Series B Preferred Stock  . .                       200      1,000,000       1,000,000            1,000,000

Preferred Stock Closed-end Municipal Bond Funds:
 MuniYield. . . . . . . . . . . .                     40      2,000,000       2,000,000            2,000,000




(1)  Represents Company's portion of investee's net worth.
(2) Represents Company's portion of investee's net worth and unamortized intangible assets.
(3)  Represents primarily investments in pooled asset funds.

  SCHEDULE II



                                MYLAN LABORATORIES INC.AND SUBSIDIARIES
                               AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                                 UNDERWRITERS, PROMOTERS, AND EMPLOYEES
                                       OTHER THAN RELATED PARTIES






                                                                           Column E - Balance
       Column A              Column B    Column C    Column D -Deductions       at end of period
       --------              --------    --------    ---------------------      ----------------
                             Balance at              Amounts     Amounts                   Not
    Name of Debtor           of period    Additions   collected  written off      Current  Current
    --------------           ---------    ---------   ---------  -----------      -------  -------

March 31, 1994:

  McKnight Irrevocable Trust $854,000     $1,308,000      0          0                $0   $2,162,000


March 31, 1993:
McKnight Irrevocable Trust     -0-          $854,000      0          0             $854,000    0

Note: The amount above represents an unsecured advance issued in connection with a split dollar arrangement.






   SCHEDULE X



                                MYLAN LABORATORIES INC. AND SUBSIDIARIES

                               SUPPLEMENTARY INCOME STATEMENT INFORMATION






             Column A                                          Column B
            --------                                           --------
                                                          Charged to Costs and Expenses
                                                             Year ended March 31,
                                                            --------------------
              Item
              ----                                1994           1993           1992
                                                  ----           ----           ----
Maintenance and Repairs ..............        $ 5,525,000    $3,339,000     $2,953,000
Depreciation and Amortization of Intangibles  $11,318,000    $6,261,000     $5,060,000
Advertising Costs.....................        $ 2,621,000        *              *


        NOTE: Other captions called for under Rule 12-11 did notexceed 1% of net sales and accordingly, are not applicable.

            *  Less than 1% of Net Sales

                                   EXHIBIT 22

                                  Subsidiaries






Name                                 State of Incorporation
- - - ----                                 ----------------------

Milan Holding, Inc.                         Delaware


Mylan Inc.                                  Delaware


Mylan Pharmaceuticals Inc.                  West Virginia


Dow Hickam Pharmaceuticals, Inc.            Texas


Bertek, Inc.                                West Virginia



                                EXHIBIT 24

                       Independent Auditors' Consent




We consent to the incorporation by reference in Registration
Statement No. 33-65916 and No. 33-65918 of Mylan Laboratories Inc. on Form S-8 of our reports dated April 22, 1994, incorporated by reference of appearing in this Annual Report on Form 10-K of Mylan Laboratories Inc. for the year ended
March 31, 1994.


Deloitte & Touche


Pittsburgh, Pennsylvania
June 7, 1994

                                EXHIBIT 24

                       Independent Auditors' Consent




We consent to the incorporation by reference in Registration
Statement No. 33-65916 and No. 33-65918 of Mylan Laboratories Inc. on Form S-8 of our report dated February 4, 1994, on the audit of the consolidated financial statements of Somerset Pharmaceuticals, Inc. and subsidiaries for the three years in the period ended December 31, 1993, included as an exhibit to the Annual Report on Form 10-K of Mylan Laboratories Inc. for the year ended
March 31, 1994.


Deloitte & Touche


Pittsburgh, Pennsylvania
June 7, 1994

