Form 10-Q
period 1994-06-30
MYLAN LABORATORIES INC
filed 1994-08-08
CIK 69499

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
- - ----------------------------------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1994

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OR THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from__________to__________

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

                    YES   [X]             NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                             Outstanding at
          Class of Common Stock              July 29, 1994
          ---------------------              -------------
               $.50 par value                  79,268,371
__________________________________________________________________________

              MYLAN LABORATORIES INC. AND SUBSIDIARIES
              ----------------------------------------

                                 INDEX
                                 -----



                                                         Page
                                                        Number
                                                        ------

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets - June 30, 1994
   and March 31, 1994                                   2A and 2B

Consolidated Statements of Earnings - Three
   Months Ended June 30, 1994 and 1993                       3

Consolidated Statements of Cash Flows - Three
   Months Ended June 30, 1994 and 1993                       4

Notes to Consolidated Financial Statements -
   Three Months Ended June 30, 1994                          5

Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations                                             6 and 7


PART II. OTHER INFORMATION                                   8

              MYLAN LABORATORIES INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    ---------------------------
                               ASSETS
                               ------

                                              June 30,      March 31,
                                                 1994          1994
                                              Unaudited     Audited
                                              ---------     -------
Current Assets
     Cash and cash equivalents               $ 83,331,000   $ 75,526,000

     Short-term Investments                    10,122,000     12,925,000

     Accounts receivable                       75,127,000     55,430,000

     Inventories:
          Raw materials                        27,400,000     26,138,000

          Work in process                      16,322,000     14,978,000

          Finished goods                       23,776,000     16,880,000
                                             ------------    -----------
                                               67,498,000     57,996,000

     Prepaid Income Taxes                          -           1,265,000
     Deferred tax benefit                       2,039,000      2,082,000
     Other current assets                       5,683,000      4,349,000
                                              -----------    -----------
            Total Current Assets              243,800,000    209,573,000

Property, Plant and Equipment - at cost       117,470,000    115,114,000
     Less accumulated depreciation             34,375,000     32,600,000
                                              -----------    -----------
                                               83,095,000     82,514,000

Investment in and Advances to Somerset         20,444,000     17,763,000

Intangible Assets net of
   accumulated amortization                    32,005,000     33,228,000

Other Assets                                   68,177,000     60,247,000
                                             ------------   ------------

Total Assets                                 $447,521,000   $403,325,000
                                             ============   ============

            See Notes to Consolidated Financial Statements

                                  -2A-

                   LIABILITIES AND SHAREH0LDERS' EQUITY
                   ------------------------------------

                                                June 30,      March 31,
                                                  1994          1994
                                                Unaudited     Audited
                                                ---------     -------
Current Liabilities
     Trade accounts payable                  $ 11,597,000   $  6,699,000

     Income taxes payable                      10,036,000          -

     Other current liabilities                 12,784,000      8,056,000

     Cash dividend payable                      3,171,000      3,171,000
                                             ------------   ------------
               Total Current Liabilities       37,588,000     17,926,000

Long-Term Obligations                           4,917,000      4,609,000

Deferred Income Taxes                             821,000        821,000

Shareholders' Equity:
  Preferred stock, par value $.50 per
  share, authorized 5,000,000 shares,
  issued and outstanding - none                    -              -

  Common stock, par value $.50 per share,
  authorized 300,000,000 shares, issued
  79,736,757 shares at June 30, 1994
  79,697,295 shares at March 31, 1994          39,868,000     39,849,000

  Additional paid in capital                   54,519,000     54,272,000

  Retained earnings                           312,317,000    288,357,000
                                             ------------   ------------
                                              406,704,000    382,478,000

  Less Treasury stock - at cost, 495,864
  shares at June 30, 1994 and March 31,
  1994                                          2,509,000      2,509,000
                                             ------------   ------------
Net Worth                                     404,195,000    379,969,000
                                             ------------   ------------
Total Liabilities
and Shareholders' Equity                     $447,521,000   $403,325,000
                                             ============   ============



             See Notes to Consolidated Financial Statements

                                 -2B-

              MYLAN LABORATORIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS
       FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993
                             UNAUDITED
                             ---------

                                                 1994           1993
                                                 ----           ----
NET SALES                                    $ 85,146,000    $ 58,507,000

COST AND EXPENSES:
     Cost of Sales                             32,996,000      28,555,000

     Research and Development                   6,344,000       4,722,000

     Selling and Administrative                14,405,000      11,073,000

     Interest Expense                               7,000           8,000
                                             ------------    ------------
                                               53,752,000      44,358,000

EQUITY IN EARNINGS OF SOMERSET                  5,348,000       5,682,000

OTHER INCOME
                                                  939,000       1,273,000
                                             ------------    ------------
EARNINGS BEFORE INCOME TAXES                   37,681,000      21,104,000

INCOME TAX RATE                                   28%             24%

INCOME TAXES                                   10,551,000       4,996,000
                                             ------------    ------------
NET EARNINGS                                 $ 27,130,000    $ 16,108,000
                                             ============    ============
EARNINGS PER SHARE                           $        .34    $        .21
                                             ============    ============
WEIGHTED AVERAGE COMMON SHARES                 79,218,000      78,520,000
                                             ============    ============

The Company paid a regular quarterly cash dividend of $.025 per share from July 1990 to July 1992, $.03 per share from October 1992 to July 1993 and $.04 per share since October of 1993.






                  See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND 1993

                                     UNAUDITED
                                     ---------

                                                         1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Earnings                                      $ 27,130,000 $ 16,108,000
  Adjustments to reconcile net earnings to net
    cash provided from operating activities:
      Depreciation and amortization                    3,026,000    2,723,000
      Deferred income taxes                               43,000     (529,000)
      Equity in the earnings of Somerset              (5,348,000)  (5,682,000)
      Cash received from Somerset                      2,667,000    5,173,000
      Other non-cash items                            13,518,000   (1,518,000)
    Changes in operating assets and liabilities:
      Accounts receivable                            (31,121,000)  (5,217,000)
      Inventories                                     (9,735,000)  (1,519,000)
      Trade accounts payable                           4,898,000      759,000
      Income taxes                                    11,301,000     (413,000)
      Other operating assets and liabilities           3,394,000     (855,000)
                                                    ------------ ------------
Net cash provided from operating activities           19,773,000    9,030,000

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment          (2,356,000)  (4,714,000)
  Increase in intangible and other assets             (9,504,000)  (1,599,000)
  Other investment proceeds                            2,803,000         -
                                                    ------------ ------------
Net cash used in investing activities                 (9,057,000)  (6,313,000)


CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividends paid                              (3,170,000)  (2,357,000)
     Payments on long-term obligations                    (7,000)     (14,000)
     Payments on acquisition obligations                    -        (772,000)
     Proceeds from exercise of stock options             266,000       88,000
                                                    ------------ ------------
Net cash used in financing activities                 (2,911,000)  (3,055,000)
                                                    ------------ ------------


Net Increase (Decrease) in Cash and
          Cash Equivalents                             7,805,000     (338,000)
Cash and Cash Equivalents - Beginning of Period       75,526,000   98,246,000
                                                    ------------ ------------
Cash and Cash Equivalents - End of Period           $ 83,331,000 $ 97,908,000
                                                    ============ ============
CASH PAID DURING THE PERIOD FOR:
     Interest                                       $      7,000 $      8,000
     Income Taxes                                   $    463,000 $  5,938,000



                  See Notes to Consolidated Financial Statements

                   MYLAN LABORATORIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           THREE MONTH PERIOD ENDED
                                 June 30, 1994

                                   Unaudited
                                   ---------

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1994 and March 31, 1994 together with the results of operations and cash flows for the interim periods ended June 30, 1994 and 1993. The consolidated results of operations for the three months ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.


B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1994 Annual Report and Report on Form 10-K.


C. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. (Somerset), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

    Condensed unaudited financial information of Somerset for the three month periods ended June 30, 1994 and 1993 are as follows: (in thousands)




                                                  June 30,     June 30,
                                                   1994         1993
                                                  -------      -------

      Net Sales                                 $ 25,021    $ 28,592
      Costs and Expenses                         (12,240)    (12,196)
      Income Taxes                                (3,692)      (6,460)
      Net Earnings                              $  9,089     $  9,936


    The above information represents 100% of Somerset's operations of which the Company has a 50% interest.

                   PART 1 - FINANCIAL INFORMATION

               ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - ---------------------
    Net sales for the three months ended June 30, 1994 were a record high $85,146,000 representing a 46% increase over sales for the same period a year ago. This improvement is primarily attributable to the launch of three new generic products, cimetidine, flurbiprofen and glipizide, which the Company began shipping during the quarter ended June 30, 1994.

    Gross margin as a percent of sales increased to 61% from 51% for the first quarter last year. The rate for the current quarter reflects the higher margins generally realized on new generic products in the short term after introduction. Due to the competitive nature of the pharmaceutical industry the sales and gross margin recognized in the quarter ended June 30, 1994 are not necessarily indicative of the results to be expected in future quarters.

    Research and development expenditures increased 34% from $4,722,000 for the quarter ended June 30, 1993 to $6,344,000 for the current quarter. This increase is indicative of the Company's commitment to new and increased product development throughout the Company.

    Selling and administrative expenses were 17% of net sales for the current quarter as compared to 19% for the quarter ended
June 30, 1993. Factors contributing to the overall rise in selling and administrative expenses include advertising, promotion and legal expenses associated with new products and payroll and related costs.

    Equity in earnings of Somerset continues to provide a solid return for the Company. Somerset's contribution to net earnings was $.06 per share for the quarters ended June 30, 1994 and 1993.

       Liquidity and Capital Resources and Financial Condition
       -------------------------------------------------------


    Working capital increased from $191,647,000 at March 31, 1994 to $206,212,000 at June 30, 1994 as a result of continued strong operations. The ratio of current assets to current liabilities was 6.5 to 1 at June 30, 1994 and 11.7 to 1 at March 31, 1994.

    Net cash provided from operating activities was $19,773,000 for the three months ended June 30, 1994 compared to $9,030,000 for the same period last year. The change is due to higher net earnings and the timing of tax payments and cash receipts from Somerset. Other non-cash items includes allowances for potential credits and rebates generally associated with new product launches.

    Additions to property, plant and equipment amounted to $2,356,000 for the three months ended June 30, 1994 as the Company continues to upgrade and modernize its facilities.

    Increase in intangible and other assets is due to the shifting from short-term to long-term investment.

                     PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

  (b) Reports on Form 8-K - there were no reports on Form 8-K filed during the three months ended June 30, 1994.











                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Mylan Laboratories Inc.
                                          (Registrant)



DATE 08/03/94               /S/ MILAN PUSKAR
    _________________       ______________________________________
                             Milan Puskar
                             Chairman of the Board, Chief
                             Executive Officer and President




DATE  08/03/94               /S/ FRANK A. DE GEORGE
    __________________       ______________________________________
                             Frank A. DeGeorge
                             Director of Accounting and Taxation