Form 10-Q
period 1994-09-30
MYLAN LABORATORIES INC
filed 1994-11-09
CIK 69499

                        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549
                                              FORM 10-Q


                       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended September 30, 1994

                                                 OR

                       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OR THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from_______ to ________

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

                              YES   X             NO

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                     Outstanding at
                  Class of Common Stock              October 31, 1994
                  $.50 par value                        79,328,229

                         MYLAN LABORATORIES INC. AND SUBSIDIARIES


                                            INDEX
                                           ---------



                                                                        Page
                                                                       Number
                                                                     ----------

PART I. FINANCIAL INFORMATION

Consolidated Balance Sheets - September 30, 1994
   and March 31, 1994                                                  2A and 2B

Consolidated Statements of Earnings - Three and
   Six Months Ended September 30, 1994 and 1993                            3

Consolidated Statements of Cash Flows - Six
   Months Ended September 30, 1994 and 1993                                4

Notes to Consolidated Financial Statements -
   Six Months Ended September 30, 1994                                  5 and 6

Management's Discussion and Analysis of
   Financial Condition and Results of
   Operations                                                           7 and 8


PART II. OTHER INFORMATION                                                 9

                          MYLAN LABORATORIES INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                ASSETS
                                              -----------




                                                     September 30,     March 31,
                                                      1994              1994
                                                     Unaudited         Audited
                                                     ------------      ---------

Current Assets
     Cash and cash equivalents                       $128,540,000   $ 75,526,000

     Short-term investments                             7,907,000     12,925,000

     Accounts receivable                               55,884,000     55,430,000

     Inventories:
          Raw materials                                29,999,000     26,138,000

          Work in process                              14,936,000     14,978,000

          Finished goods                               26,713,000     16,880,000
                                                     ------------  -------------
                                                       71,648,000     57,996,000

     Prepaid income taxes                                  -           1,265,000
     Deferred tax benefit                               2,442,000      2,082,000
     Other current assets                               5,168,000      4,349,000
                                                     ------------    -----------
               Total Current Assets                   271,589,000    209,573,000

Property, Plant and Equipment - at cost               122,879,000    115,114,000
     Less accumulated depreciation                     36,100,000     32,600,000
                                                     ------------  -------------
                                                       86,779,000     82,514,000
Investment in and Advances to Somerset                 19,030,000     17,763,000

Intangible Assets net of accumulated amortization      30,776,000     33,228,000

Other Assets                                           67,825,000     60,247,000
                                                     ------------   ------------
Total Assets                                         $475,999,000   $403,325,000
                                                     ============   ============



                 See Notes to Consolidated Financial Statements

                                      -2A-

                     LIABILITIES AND SHAREH0LDERS' EQUITY






                                                  September 30,   March 31,
                                                  1994            1994
                                                  Unaudited       Audited
                                                  ------------    --------

Current Liabilities
     Trade accounts payable                       $ 10,954,000    $  6,699,000

     Income taxes payable                            8,906,000           -

     Other current liabilities                      15,741,000       8,056,000

     Cash dividend payable                           3,967,000       3,171,000
                                                   -----------    ------------
               Total Current Liabilities            39,568,000      17,926,000

Long-Term Obligations                                5,223,000       4,609,000

Deferred Income Taxes                                1,789,000         821,000

Shareholders' Equity:
     Preferred stock, par value $.50 per
     share, authorized 5,000,000 shares,
     issued and outstanding - none                      -                -

     Common stock, par value $.50 per share,
     authorized 300,000,000 shares, issued
     79,794,448 shares at September 30, 1994
     79,697,295 shares at March 31, 1994             39,897,000     39,849,000

     Additional paid in capital                      54,933,000     54,272,000

     Retained earnings                              337,010,000    288,357,000
                                                   ------------   ------------
                                                    431,840,000    382,478,000

     Less Treasury stock - at cost, 476,523
     shares at September 30, 1994 and 495,864
     shares at March 31, 1994
Net Worth                                             2,421,000      2,509,000
                                                   ------------   ------------
                                                    429,419,000    379,969,000
                                                   ------------   ------------
Total Liabilities and Shareholders' Equity         $475,999,000   $403,325,000
                                                   ============   ============








                 See Notes to Consolidated Financial Statements

                                      -2B-

                                  MYLAN LABORATORIES INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                 UNAUDITED



                           Three Months Ended September 30,   Six Months Ended September 30,
                           -------------------------------    -----------------------------
                                      1994         1993            1994            1993

NET SALES                        $ 96,013,000  $ 57,756,000   $ 181,159,000  $ 116,263,000

COST AND EXPENSES:
     Cost of Sales                 40,222,000    29,908,000      73,218,000     58,463,000

     Research and Development       6,863,000     6,232,000      13,207,000     10,954,000

     Selling and Administrative    14,923,000    11,388,000      29,328,000     22,461,000

     Interest Expense                   6,000         7,000          13,000         15,000
                                 ------------  ------------    ------------  -------------
                                   62,014,000    47,535,000     115,766,000     91,893,000

EQUITY IN EARNINGS OF SOMERSET      6,141,000     5,727,000      11,489,000     11,409,000

OTHER INCOME                        1,580,000     1,574,000       2,519,000      2,847,000

EARNINGS BEFORE INCOME TAXES       41,720,000    17,522,000      79,401,000     38,626,000

INCOME TAX RATE                        31%            -              30%             13%

INCOME TAXES                       13,062,000        80,000      23,613,000      5,076,000

NET EARNINGS                     $ 28,658,000  $ 17,442,000   $  55,788,000  $  33,550,000

EARNINGS PER SHARE               $        .36  $        .22   $         .70  $         .43

WEIGHTED AVERAGE COMMON SHARES     79,272,000    79,016,000      79,245,000     78,768,000


The Company paid regular quarterly cash dividends of $.03 per share from October 1992 to July 1993.
The Company paid a regular quarterly cash dividend of $.04 per share from October 1993 to July 1994 and a regular quarterly cash dividend of $.05 per share on October 14, 1994.


                               See Notes to Consolidated Financial Statements

                     MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1994 AND 1993

                                     UNAUDITED
                                     ---------



                                                              1994      1993
                                                              ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Earnings                                         $ 55,788,000 $ 33,550,000
     Adjustments to reconcile net earnings to net
          cash provided from operating activities:
               Depreciation and amortization                 6,002,000    5,568,000
               Deferred income taxes                           608,000     (526,000)
               Equity in the earnings of Somerset          (11,489,000) (11,409,000)
               Cash received from Somerset                  10,221,000   10,289,000
               Other non-cash items                         14,117,000     (960,000)
          Changes in operating assets and liabilities:
               Accounts receivable                         (12,002,000)  (6,804,000)
               Inventories                                 (13,885,000)  (5,846,000)
               Trade accounts payable                        4,255,000   (1,515,000)
               Income taxes payable                         10,171,000   (8,772,000)
               Other operating assets and liabilities        6,866,000   (1,351,000)
                                                          ------------- ------------
Net cash provided from operating activities                 70,652,000   12,224,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment             (7,765,000)  (7,264,000)
     Increase in intangible and other assets                (9,245,000)  (2,100,000)
     Other investment proceeds                               5,018,000        -
                                                          ------------- ------------
Net cash used in investing activities                      (11,992,000)  (9,364,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividend paid                                     (6,339,000)  (4,710,000)
     Payments on long-term obligations                         (16,000)     (14,000)
     Payments on acquisition obligations                        -          (977,000)
     Proceeds from exercise of stock options                   709,000      482,000
                                                           ------------ ------------
Net cash used in financing activities                       (5,646,000)  (5,219,000)
                                                           ------------ ------------
Net Increase (Decrease) in Cash and
          Cash Equivalents                                  53,014,000   (2,359,000)
Cash and Cash Equivalents - Beginning of Period             75,526,000   98,246,000
                                                          ------------- ------------
Cash and Cash Equivalents - End of Period                 $128,540,000 $ 95,887,000
                                                          ============ ============
CASH PAID DURING THE PERIOD FOR:
     Interest                                             $     13,000 $     15,000
     Income Taxes                                         $ 12,835,000 $ 14,373,000

                       See Notes to Consolidated Financial Statements

                 MYLAN LABORATORIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SIX MONTH PERIOD ENDED
                            September 30, 1994

                                 Unaudited


A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1994 and March 31, 1994 together with the results of operations and cash flows for the interim periods ended September 30, 1994 and 1993. The consolidated results of operations for the three and six months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1994 Annual Report and Report on Form 10-K.

C. On October 10, 1994 the Company entered into a distribution agreement with STC Pharmaceuticals, Inc. (STC), a wholly owned subsidiary of Eli Lilly and Company (Lilly).

    Under the agreement the Company will distribute a generic form of Lilly's oral antibiotic Ceclor on behalf of STC.
    The Company will initially be paid a fixed monthly fee for performing certain services related to the distribution of the product. Upon certain events, as defined in the agreement, the fixed monthly fee will convert to a variable amount predicated upon STC's net sales of the generic product described in the agreement.

D. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. (Somerset), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

                 MYLAN LABORATORIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SIX MONTH PERIOD ENDED
                            September 30, 1994

                                 Unaudited

D.  (continued)

    Condensed unaudited financial information of Somerset for the three and six month periods ended September 30, 1994 and 1993 are as follows: (in thousands)






                          Three Months Ended   Six Months Ended
                            September 30,        September 30,

                            1994     1993        1994     1993
                            ----     ----        ----     ----
Net Sales                 $31,474   $23,093     $56,495   $51,685

Costs and Expenses        (15,897)   (9,123)    (28,137)  (21,319)

Income Taxes               (4,864)   (3,690)    (8,556)   (10,150)
                          --------  --------   --------  ---------
Net Earnings              $10,713   $10,280    $19,802    $20,216
                          ========  ========   ========   ========

    The above information represents 100% of Somerset's operations of which the Company has a 50% interest.

                      PART 1 - FINANCIAL INFORMATION

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

    Net sales for the three and six months ended September 30, 1994 were a record high $96,013,000 and $181,159,000 representing increases over the prior year comparable periods of 66% and 56% respectively. These improvements are primarily attributable to the launch of three new generic products, cimetidine, flurbiprofen and glipizide, which the Company began shipping during the quarter ended June 30, 1994.

    Gross margin as a percent of net sales increased from 48% for the quarter ended September 30, 1993 to 58% this year and from 50% for the six months ended September 30, 1993 to 60% this year. The rates for the current periods reflect the higher margins generally realized on new generic products in the short term after introduction. Due to the competitive nature of the generic pharmaceutical industry the sales and gross margin recognized for the three and six months ended September 30, 1994 are not necessarily indicative of the results to be expected in future quarters.

    Research and development expenditures for the three and six month periods ended September 30, 1994 increased 10% to $6,863,000 and 21% to $13,207,000 over the prior year comparable periods. These increases are indicative of the Company's commitment to new and increased product development throughout the Company.

    Selling and administrative expenses were 16% of net sales for the three and six months ended September 30, 1994 as compared to 20% and 19% for the three and six months ended September 30, 1993. Factors contributing to the overall rise in selling and administrative expenses include advertising, promotion and legal expenses associated with new products and payroll and related costs.

    Equity in earnings of Somerset continues to provide a solid return for the Company. Somerset's contribution to net earnings per share for the three and six month periods was $.07 and $.13 in 1994 and 1993.

 Liquidity and Capital Resources and Financial Condition
- - ---------------------------------------------------------
    Working capital increased from $191,647,000 at March 31, 1994 to $232,021,000 at September 30, 1994 as a result of continued strong operations. The ratio of current assets to current liabilities was 6.9 to 1 at September 30, 1994 and 11.7 to 1 at March 31, 1994.

    Net cash provided from operating activities was $70,652,000 for the six months ended September 30, 1994 compared to $12,224,000 for the same period last year. The change is primarily due to higher net earnings and the timing of tax payments. Other non-cash items includes allowances for potential credits and rebates which generally escalate with new product launches.

    Additions to property, plant and equipment amounted to $7,765,000 for the six months ended September 30, 1994. The Company completed a new warehouse at its distribution center in Greensboro, North Carolina along with other capital improvement projects at its other facilities.

    Increase in intangible and other assets is due to the shifting from short-term to long-term investment.

                        PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

  (b) Reports on Form 8-K - there were no reports on Form 8-K filed during the six months ended September 30, 1994.











                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Mylan Laboratories Inc.
                                          (Registrant)



DATE November 9, 1994        /S/ Milan Puskar
    --------------------     ---------------------------------
                             Milan Puskar
                             Chairman of the Board, Chief
                             Executive Officer and President



DATE November 9, 1994        /S/ Frank A. DeGeorge
    ---------------------    ----------------------------------
                             Frank A. DeGeorge
                             Director of Accounting and Taxation