Form 10-Q
period 1994-12-31
MYLAN LABORATORIES INC
filed 1995-02-13
CIK 69499

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
                    ---------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1994

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OR THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from__________to________

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

               YES  X                  NO
                  ------                 ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date


                                             Outstanding at
          Class of Common Stock              January 31, 1995
          ---------------------              -----------------
              $.50 par value                   79,363,349

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                    ----------------------------------------

                                     INDEX
                                     -----



                                                                Page
                                                               Number
                                                               ------

PART I. FINANCIAL INFORMATION

    ITEM 1:  Financial Statements

    Consolidated Balance Sheets - December 31, 1994
        and March 31, 1994                                 2A and 2B

    Consolidated Statements of Earnings - Three and
        Nine Months Ended December 31, 1994 and 1993              3

    Consolidated Statements of Cash Flows - Nine
        Months Ended December 31, 1994 and 1993                   4

    Notes to Consolidated Financial Statements -
        Three and Nine Months Ended December 31, 1994          5 and 6

    ITEM 2: Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                       7 and 8


PART II. OTHER INFORMATION                                        9

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    -------------------------------------------
                                     ASSETS
                                     ------





                                         December 31,     March 31,
                                          1994             1994
                                         Unaudited        Audited
                                         ---------        -------

Current Assets
  Cash and cash equivalents              $150,601,000  $ 75,526,000


     Short-term investments                   889,000    12,925,000

     Accounts receivable                   55,253,000    55,430,000

     Inventories:
          Raw materials                    26,001,000    26,138,000


          Work in process                  15,636,000    14,978,000


          Finished goods                   29,243,000    16,880,000
                                         ------------  ------------
                                           70,880,000    57,996,000

     Prepaid income taxes                       -         1,265,000
     Deferred tax benefit                   2,887,000     2,082,000
     Other current assets                   5,297,000     4,349,000
                                         ------------  ------------
           Total Current Assets           285,807,000   209,573,000


Property, Plant and Equipment - at cost   127,162,000   115,114,000
     Less accumulated depreciation         38,076,000    32,600,000
                                         ------------   -----------
                                           89,086,000    82,514,000

Investment in and Advances to Somerset     22,075,000    17,763,000

Intangible Assets
   net of accumulated amortization         29,726,000    33,228,000

Other Assets                               81,533,000    60,247,000
                                         ------------  ------------
Total Assets                             $508,227,000  $403,325,000
                                         ============  ============


                 See Notes to Consolidated Financial Statements

                                      -2A-

                 LIABILITIES AND SHAREH0LDERS' EQUITY
                 ------------------------------------


                                                  December 31,   March 31,
                                                  1994            1994
                                                  Unaudited       Audited
                                                  ------------    --------

Current Liabilities
     Trade accounts payable                        $ 9,419,000    $  6,699,000


     Income taxes payable                            8,935,000           -


     Other current liabilities                      21,583,000       8,056,000


     Cash dividend payable                          11,904,000       3,171,000
                                                  ------------   -------------

               Total Current Liabilities            51,841,000      17,926,000


Long-Term Obligations                                4,742,000       4,609,000


Deferred Income Taxes                                1,531,000         821,000


Shareholders' Equity:
     Preferred stock, par value $.50 per
     share, authorized 5,000,000 shares,
     issued and outstanding - none                      -                -


     Common stock, par value $.50 per share,
     authorized 300,000,000 shares, issued
     79,829,999 shares at December 31, 1994
     79,697,295 shares at March 31, 1994             39,915,000     39,849,000


     Additional paid in capital                      55,673,000     54,272,000

    Retained earnings                               356,946,000    288,357,000
                                                   ------------   ------------
                                                    452,534,000    382,478,000


     Less Treasury stock - at cost, 476,523
     shares at December 31, 1994 and 495,864
     shares at March 31, 1994
Net Worth                                             2,421,000      2,509,000
                                                   ------------   ------------
                                                    450,113,000    379,969,000
                                                   ------------   ------------
Total Liabilities and Shareholders' Equity         $508,227,000   $403,325,000
                                                   ============   ============

                 See Notes to Consolidated Financial Statements

                                      -2B-

                                        MYLAN LABORATORIES INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF EARNINGS
                                                      UNAUDITED
                                                      ---------

                           Three Months Ended December 31,   Nine Months Ended December 31,
                           -------------------------------    -----------------------------
                                      1994         1993            1994            1993
                                      ----         ----            ----            ----

NET SALES                        $104,271,000  $ 66,436,000    $285,430,000   $182,699,000

COST AND EXPENSES:
     Cost of Sales                 46,702,000    32,165,000     119,920,000     90,628,000

     Research and Development       7,927,000     5,499,000      21,134,000     16,453,000


     Selling and Administrative    14,982,000    14,292,000      44,323,000     36,768,000
                                 ------------  ------------    ------------  -------------
                                   69,611,000    51,956,000     185,377,000    143,849,000

EQUITY IN EARNINGS OF SOMERSET      8,330,000     6,841,000      19,819,000     18,250,000

OTHER INCOME                        2,494,000     4,634,000       5,013,000      7,481,000
                                 ------------  ------------    ------------  -------------
EARNINGS BEFORE INCOME TAXES       45,484,000    25,955,000     124,885,000     64,581,000

INCOME TAX RATE                        30%           15%             30%             14%

INCOME TAXES                       13,645,000     3,832,000      37,258,000      8,908,000
                                 ------------  ------------   -------------  -------------
NET EARNINGS                     $ 31,839,000  $ 22,123,000   $  87,627,000  $  55,673,000
                                 ============  ============   =============  =============
EARNINGS PER SHARE               $        .40  $        .28   $        1.10  $         .71
                                 ============  ============   =============  =============
WEIGHTED AVERAGE COMMON SHARES     79,336,000    79,091,000      79,275,000     78,876,000
                                 ============  ============   =============  =============

The Company paid regular quarterly cash dividends of $.03 per share from October 1992 to July 1993,
$.04 per share from October 1993 to July 1994 and $.05 per share on October 14, 1994 and January 13,
1995.  In addition, the Company paid a special one-time dividend of $.10 per share on January 13,
1995.

                               See Notes to Consolidated Financial Statements

                      MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED DECEMBER 31, 1994 AND 1993
               ----------------------------------------------------
                                     UNAUDITED
                                     ---------


                                                              1994      1993
                                                              ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Earnings                                      $ 87,627,000 $55,673,000
     Adjustments to reconcile net earnings to net
          cash from operating activities:
               Depreciation and amortization              9,228,000   8,232,000
               Deferred income taxes                        (95,000)   (434,000)
               Equity in the earnings of Somerset       (19,819,000)(18,250,000)
               Cash received from Somerset               15,506,000  15,267,000
               Other non-cash items                      13,345,000   8,113,000
          Changes in operating assets and liabilities:
               Accounts receivable                      (11,259,000)(21,064,000)
               Inventories                              (13,213,000)( 8,737,000)
               Trade accounts payable                     2,720,000    (806,000)
               Income taxes payable                      10,200,000  (8,869,000)
               Other operating assets and liabilities    12,363,000  (3,869,000)
                                                        ----------- ------------
Net cash provided from operating activities             106,603,000  25,256,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment         (12,048,000)(21,064,000)
     Increase in intangible and other assets             (5,853,000) (1,214,000)
     Proceeds from investment securities                 16,252,000      -
     Purchase of investment securities                  (20,622,000)     -
                                                       ------------- -----------
Net cash used in investing activities                   (22,271,000)(12,424,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividend paid                                 (10,306,000) (7,861,000)
     Payments on long-term obligations                      (22,000)    (14,000)
     Payments on acquisition obligations                        -      (977,000)
     Proceeds from exercise of stock options              1,071,000      795,000
                                                       ------------ ------------
Net cash used in financing activities                    (9,257,000) (8,057,000)
                                                       ------------ ------------
Net Increase in Cash and Cash Equivalents                75,075,000   4,775,000
Cash and Cash Equivalents - Beginning of Period          75,526,000  98,246,000
                                                       ------------- -----------
Cash and Cash Equivalents - End of Period              $150,601,000 $103,021,000
                                                       ============ ============

CASH PAID DURING THE PERIOD FOR:
     Interest                                          $     21,000 $     23,000
     Income Taxes                                      $ 27,153,000 $ 11,417,000

                       See Notes to Consolidated Financial Statements

                 MYLAN LABORATORIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NINE MONTH PERIOD ENDED
                             December 31, 1994
                             -----------------
                                 Unaudited
                                 ---------

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1994 and March 31, 1994 together with the results of operations and cash flows for the interim periods ended December 31, 1994 and 1993. The consolidated results of operations for the three and nine months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1994 Annual Report and Report on Form 10-K.

C. On October 10, 1994 the Company entered into a distribution agreement with STC Pharmaceuticals, Inc. (STC), a wholly owned subsidiary of Eli Lilly and Company (Lilly).

    Under the terms of the agreement the Company is distributing a generic form of Lilly's oral antibiotic Ceclor on behalf of STC. The Company is being paid a fixed monthly fee for performing certain services related to the distribution of the product. Upon certain events, as defined in the agreement, the fixed monthly fee will convert to a variable amount predicated upon STC's net sales of the product.

    Under the terms of the agreement, STC prepaid a portion of the first year's fixed fee. The portion of the prepayment relating to services rendered in the current quarter has been recognized as revenue and included in the Net Sales line of the Income Statement. The portion of the prepayment which relates to future periods is included as deferred revenue in the Other Accrued Liabilities line of the Balance Sheet. Revenues and gross profit resulting from this agreement did not have a material impact on the current quarter or year to date results of operations.

                MYLAN LABORATORIES INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          NINE MONTH PERIOD ENDED
                             December 31, 1994
                             -----------------
                                 Unaudited
                                 ---------

D. On December 21, 1994 the Company paid $7,992,000 to acquire the 50% interest in a captive insurance company that it did not previously own. The final purchase price will be adjusted to reflect 50% of the audited net book value of the insurance company as of December 31, 1994. This transaction will not have a material impact on the Company's financial statements.

E. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. (Somerset), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

    Condensed unaudited financial information of Somerset for the three and nine month periods ended December 31, 1994 and 1993 are as follows: (in thousands)






                               Three Months Ended   Nine Months Ended
                                 December 31,         December 31,
                               ------------------   -----------------

                                 1994     1993        1994    1993
                                 ----     ----        ----    ----

Net Sales                      $44,208  $36,422   $100,703  $88,107

Costs and Expenses             (21,744) (19,470)   (49,881) (40,789)

Income Taxes                   ( 8,017) ( 5,070)   (16,573) (15,220)
                               -------- --------  --------- --------
Net Earnings                   $14,447  $11,882   $ 34,249  $32,098
                               ======== ========  ========= ========

    The above information represents 100% of Somerset's operations of which the Company has a 50% interest.


                    PART 1 - FINANCIAL INFORMATION

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ------------------------------------------------

Results of Operations
- ---------------------
    Net sales for the three and nine months ended December 31, 1994 were a record high $104,271,000 and $285,430,000 representing increases over the prior year comparable periods of 57% and 56% respectively. These improvements are primarily attributable to the launch of new generic products, in particular cimetidine, flurbiprofen and glipizide, which the Company began shipping during the quarter ended June 30, 1994.

    Gross margin as a percent of net sales increased from 52% for the quarter ended December 31, 1993 to 55% this year and from 50% for the nine months ended December 31, 1993 to 58% this year. The rates for the current periods reflect the higher margins generally realized on new generic products in the short term after introduction. Due to the competitive nature of the generic pharmaceutical industry the sales and gross margin recognized for the three and nine months ended December 31, 1994 are not necessarily indicative of the results to be expected in future quarters.

    Research and development expenditures for the three and nine month periods ended December 31, 1994 increased 44% to $7,927,000 and 28% to $21,134,000 over the prior year comparable periods. These increases are indicative of the Company's commitment to new and increased product development throughout the Company.

    Selling and administrative expenses were 14% and 16% of net sales for the three and nine months ended December 31, 1994 as compared to 22% and 20% for the three and nine months ended December 31, 1993. Factors contributing to the overall rise in selling and administrative expenses include advertising, promotion and legal expenses associated with new products and payroll and related costs.

    Equity in earnings of Somerset continues to provide a solid return for the Company. Somerset's contribution to net earnings per share for the three and nine month periods was $.09 and $.22 in 1994 and $.08 and $.21 in 1993.

Liquidity and Capital Resources and Financial Condition
- -------------------------------------------------------
    Working capital increased from $191,647,000 at March 31, 1994 to $233,966,000 at December 31, 1994 as a result of continued strong operations. The ratio of current assets to current liabilities was
5.5 to 1 at December 31, 1994 and 11.7 to 1 at March 31, 1994. The decrease in the current ratio is primarily attributable to the special one-time dividend of $.10 per share that was paid on January 15, 1995 and increases in income taxes payable, deferred revenue and accrued payroll and related costs.

    Net cash provided from operating activities was $106,603,000 for the nine months ended December 31, 1994 compared to $25,256,000 for the same period last year. The change is primarily due to higher net earnings, the timing of tax payments and the increases in other current liabilities mentioned above. Other non-cash items includes allowances for potential credits and rebates which generally escalate with new product launches.

    Additions to property, plant and equipment amounted to $12,048,000 for the nine months ended December 31, 1994. The Company completed a new warehouse at its distribution center in Greensboro, North Carolina along with other capital improvement projects at its other facilities. In December the Company began construction on a new 152,000 square foot research and development facility in Morgantown, West Virginia. Funding is to be provided from operations.

                      PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K
  -----------------------------------------
  (a) Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

  (b) Reports on Form 8-K - there were no reports on Form 8-K filed during the nine months ended December 31, 1994.











                                SIGNATURES
                                ----------
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Mylan Laboratories Inc.
                                          (Registrant)



DATE February 9, 1995        /s/ Milan Puskar
     ------------------      ---------------------------------------
                             Milan Puskar
                             Chairman of the Board, Chief  Executive
                             Officer and President



DATE February 7, 1995        /s/ Frank A. DeGeorge
     ------------------      ----------------------------------------
                             Frank A. DeGeorge
                             Director of Accounting and Taxation