Form 10-K
period 1995-03-31
MYLAN LABORATORIES INC
filed 1995-06-22
CIK 69499

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                         FORM 10-K

   Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 1995                                   Commission File No. 1-9114
                                  MYLAN LABORATORIES INC.
                  (Exact name of registrant as specified in its charter)

                        Pennsylvania                                              25-1211621
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification
No.)
                     130 Seventh Street
                     1030 Century Building
                  Pittsburgh, Pennsylvania                                       15222
          (Address of principal executive offices)                            (Zip Code)
Registrant's telephone number, including area code:  412-232-0100
Securities registered pursuant to Section 12(b) of the Act:
                                                                       Name of Each Exchange
                    Title of Each Class                                on Which Registered
           Common Stock, par value $.50 per share                     New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X                                 No
                                  -----                                 ------


  Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,
and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated
by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

  The aggregate market value of voting stock held by persons other than Directors and Officers of the registrant
computed by reference to the closing price of such stock as of May 31, 1995:
                                                         $2,200,910,441
  The number of shares of Common Stock of the registrant outstanding as of May 31, 1995:
                                                             79,514,544
  Documents incorporated by reference into this Report are:
  Annual Report to Shareholders for year ended March 31, 1995. . . . . . . .      Parts I and II,
                                                                   Items 1, 5-8
  Proxy Statement for 1995 Annual Meeting of Shareholders. . . . . . . . . .      Part III, Items 10-13

PART I

ITEM 1.  Business

     Mylan Laboratories Inc., a Pennsylvania corporation incorporated in 1970, and its subsidiaries (herein referred to collectively as the "Company") are engaged in the development, manufacturing and distribution of pharmaceutical products for resale by others.  References herein to fiscal 1995, 1994 and 1993 mean the fiscal years ended March 31, 1995, 1994 and
1993, respectively.

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

     Over the past year, the Company has entered into strategic alliances with several branded pharmaceutical companies.  These alliances through distribution and licensing agreements provide the Company with additional products to further broaden the Company's product line.
The Company continues to examine other alliances as a way to grow and react in the rapidly changing health care arena.

     In June 1989 the Company acquired a 50% interest in Somerset Pharmaceuticals, Inc.
("Somerset").  Pursuant to a license agreement with a Hungarian pharmaceutical company,
Somerset has exclusive marketing rights to the product Eldepryl(R)  in the United States and certain other countries.  Commercial shipments of the product by Somerset commenced in late
August 1989.

     Under the Orphan Drug Act, Somerset has exclusivity relating to marketing the chemical compound Eldepryl(R)  for use as a treatment for late stage Parkinson's disease through June
1996.
Under the Waxman Hatch Act, Somerset had exclusivity for all uses of the chemical compound through June 1994.  Somerset is actively involved in research projects regarding additional uses of this and other chemical compounds.

     In October 1991, a wholly-owned subsidiary of the Company merged with Dow Hickam
Pharmaceuticals, Inc. ("Hickam"), an established branded pharmaceutical company located in
Sugar Land, Texas.  Hickam currently manufactures and/or markets specialty pharmaceutical products and devices used principally as wound care treatments through its nation-wide sales force.

     On February 25, 1993 the Company acquired substantially all of the net assets of Bertek,
Inc. ("Bertek").  Bertek, headquartered in St. Albans, Vermont is a manufacturer of transdermal drug delivery systems and also has operations in laminating, coatings and label manufacturing.
In addition Bertek provides components, using internally developed technology for transdermal patches marketed by other companies.  Bertek is actively involved in development projects to provide new transdermal products.



Products

     The information on the Company's product line set forth on pages 17 and 25 of the
Annual Report to Shareholders for the year ended March 31, 1995 is incorporated herein by reference.  All pharmaceutical products presently manufactured by the Company have been previously developed and marketed by other firms with the exception of Maxzide(R) ,
Maxzide(R) -25MG and Cystagon TM .

     The Company is required to secure and maintain approval from the U.S. Food and Drug
Administration ("FDA") for the products and dosage forms which it manufactures.  The number of products and dosage forms for which the Company is an approved manufacturer has expanded in recent years.  See "New Product Approvals".

     During fiscal 1995, 1994 and 1993 approximately $30,533,000, $21,648,000 and
$13,524,000 respectively, were expensed by the Company for the development of formulations and procedures for products which it desires to produce, use or sell.  The Company's research and development efforts are conducted primarily to qualify the Company to manufacture ethical pharmaceuticals under FDA standards and approval.

New Product Approvals

     During fiscal 1995, five approvals were received from the FDA.  Subsequent to fiscal
1995 one approval was received from the FDA.  The Company presently has requests for approval pending before the FDA representing 19 products of varying strengths.  In addition the
Company has two Investigational New Drug applications filed with the FDA for new innovator compounds.

Customers and Markets

     The Company sells its products to proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers and public and governmental agencies.  Sales to one customer, McKesson Health & Drug Company, represented 12% of net sales in 1993. No single customer represented more than 10% of net sales in 1995 or 1994.

     A majority of the Company's products are marketed to food and drug store chains and to pharmaceutical distributors and wholesalers, who in turn market to retailers, managed care entities, hospitals and government agencies.  Certain other products are marketed to institutional accounts who in turn obtain the products from pharmaceutical distributors and wholesalers.  The
Company's sales activities involve limited public promotion of its products.  Approximately 126 employees of the Company are engaged full-time in selling products and servicing customers.

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

Raw Materials

     The chemical ingredients and other materials and supplies used in the Company's pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers.  However, some products may have only one source approved by the FDA for certain pharmaceutical ingredients used in their manufacturing process.
If this material was no longer available, qualifying a new supplier could delay the manufacturing of such products. During fiscal 1995 there was a limited supply of raw materials to all generic manufacturers of cimetidine.  This product had a significant contribution to the Company's net sales and gross profit during fiscal 1995.

     With regards to foreign suppliers, recent and pending regulatory action may make obtaining raw materials prior to patent expiration increasingly difficult.  This could delay the
Company's ability to develop, manufacture and obtain FDA approval to market certain new products.

Regulation

     The Company's operations are subject to regulation under the Federal Food, Drug and
Cosmetic Act, pursuant to which government standards as to "good manufacturing practice", product content, purity, labeling, effectiveness and recordkeeping (among other things) must be observed.  In this regard, the FDA has extensive regulatory powers over the activities of pharmaceutical manufacturers.

     The Company is also subject to inspection and regulation under other federal and state legislation relating to drugs, narcotics and alcohol.  Many of its suppliers and customers, as well as the drug industry in general, are subject to the same or similar governmental regulations.

     In October 1990 Congress passed the Medicaid Prudent Pharmaceutical Purchasing Act of 1990.  Under the Act, the Company is required to pay a rebate to each state predicated on the number of prescriptions for the Company's products reimbursed by the states under Medicaid.
The Act was effective January 1, 1991.

     The President signed into law the Uruguay Round Agreements Act ("URAA") in
December 1994.  URAA which took effect on June 8, 1995 implemented the General Agreement of Tariffs and Trade ("GATT").  One change in US law required by GATT is the amendment of patent law to reflect a patent term of 20 years from the date of filing the application instead of the current term of 17 years from the date of issuance.  URAA extended the requirement by allowing the application of this provision to all patents in force on June 8, 1995.

     Congress recognized the potential harm in this requirement and provided that a potential competitor who has already made a "substantial investment" in a competing product could make, use and sell its product after the expiration of the original patent period provided that they pay the patentee "equitable remuneration" through the extended patent period.  However, the FDA has taken the position that it cannot approve an Abbreviated New Drug Application ("ANDA"), which certifies the date of patent expiration, until the expiration of the extended patent period.
This could delay the launch of future products but has no effect on products presently marketed and sold by the Company.

     The Company and other generic drug manufacturers have approached Congress in an attempt to secure passage of legislation which would allow the FDA to approve applications on the passage of the original expiration date.  In addition, Mylan has filed suit, as a co-plaintiff, against Bristol Myers Squibb seeking declaratory judgement with respect to these issues in the marketing of captopril.

     It is impossible for the Company to predict the extent to which its operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

Employees

     The Company employs approximately 1310 persons, approximately 570 of whom serve in clerical, sales and management capacities.  The remainder are engaged in production and maintenance activities.

     The production and maintenance employees at the Company's manufacturing facilities in
Morgantown, West Virginia, are represented by the Oil, Chemical and Atomic Workers
International Union (AFL-CIO) and its Local Union 8-957 under a contract which expires April
5, 1998.

Backlog

     At March 31, 1995, the uncompleted portions of the Company's backlog of orders was approximately $20,979,000 as compared to approximately $12,543,000 at March 31, 1994.
Because of the relatively short lead time required in filling orders for its products, the Company does not believe these interim backlog amounts bear a significant relation to sales or income for any full twelve-month period.


ITEM 2.  Properties

     The Company operates from various facilities in the United States and Puerto Rico having an aggregate of approximately 1,057,000 square feet.

     Mylan Pharmaceuticals owns production, warehouse, laboratory and office facilities in four buildings in Morgantown, West Virginia containing approximately 500,000 square feet.
Mylan Pharmaceuticals operates two distribution centers, one in Greensboro, North Carolina containing approximately 64,000 square feet which it owns and one in Reno, Nevada containing approximately 25,000 square feet under a lease expiring in 1996.  Currently under construction in
Morgantown, West Virginia is a 150,000 square foot research and development facility.

     Mylan Inc. owns a production and office facility in Caguas, Puerto Rico containing approximately 115,000 square feet and a production facility in Cidra, Puerto Rico containing approximately 32,000 square feet.

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

     The Company's production equipment includes that equipment necessary to produce and package tablet, capsule, aerosol, transdermal and powder dosage forms.  The Company maintains six analytical testing laboratories for quality control.

     The Company's facilities are operated primarily on a two shift basis.  Properties and equipment are well maintained and adequate for present operations.

     The Company's corporate offices, containing approximately 5,800 square feet, are located at 130 Seventh Street, 1030 Century Building, Pittsburgh, Pennsylvania, and are occupied under a lease expiring in 1996.


ITEM 3.  Legal Proceedings

     On November 20, 1990 the Company filed a complaint against American Cyanamid
Company ("Cyanamid").  Cyanamid, through its Lederle Laboratories Division is the exclusive distributor of the Mylan products Maxzide(R)  and Maxzide(R) -25MG pursuant to a March,
1984
agreement.  The complaint alleged that Cyanamid underpaid the Company based on the terms of the agreement and that Cyanamid had not met certain obligations under the agreement with regard to marketing of the products.  The Company sought general relief in the form of compensatory and punitive damages and also sought certain trademark rights to Maxzide(R)  and
Maxzide(R) -25MG currently owned by Cyanamid.

     On May 30, 1991 Cyanamid filed an Answer and Counterclaim to the complaint filed by the Company on November 20, 1990.  The counterclaim included allegations of fraudulent inducement and breach of contract regarding the March 1984 Maxzide  contract and allegations of defamation by the Company's former Chairman individually and as an officer of the
Company.  Cyanamid sought dismissal of the Company's complaint and compensatory and punitive damages.  The suit was tried in Federal Court for the Northern District of West Virginia.

     During 1994 the jury in the Company's lawsuit against Cyanamid ruled in favor of
Cyanamid on the Company's complaint and in favor of the Company on Cyanamid's counterclaims and the judge dismissed the defamation counterclaim.  Both parties appealed and the Court of Appeals for the Fourth Circuit affirmed the jury's action in all respects.  The judge's decision to dismiss the defamation counterclaim however has been reversed and the case has been remanded to the lower court for the resolution of this one remaining issue.  The Company and the Estate of the former Chairman have each filed a rit of certiorari with the U.S. Supreme
Court with respect to the reinstatement of the defamation counterclaim.  Subsequently, this case has been transferred to the U.S. District Court for the District of New Jersey.

     On November 24, 1992, Marion Merrell Dow Inc. ("MMD") and Tanabe Seiyaku Co.
LTD ("Tanabe") filed suit in Federal District Court for the Western District of Pennsylvania
against the Company, its wholly-owned subsidiary Mylan Pharmaceuticals Inc., and another company claiming infringement of Tanabe's patent for the manufacture of diltiazem.  MMD and
Tanabe seek permanent injunctive relief and treble damages to compensate for the alleged infringement and costs of suits.  Shortly thereafter MMD and Tanabe filed a complaint with the
International Trade Commission ("ITC"), setting forth the same allegations.  On motion by the plaintiff the District Court action was stayed pending the outcome of the ITC proceedings.  In
May 1995, the Administrative Law Judge for the ITC ruled in favor of the Company on all counts.  The ruling was appealed by MMD and Tanabe and in June 1995 the Commission upheld the ruling in Mylan's favor.  This case remains subject to appeal by MMD and Tanabe.

     On September 7, 1994, Upsher-Smith Laboratories filed suit in Minnesota State Court against the Company and its wholly-owned subsidiary Mylan Pharmaceuticals Inc.  The suit alleges breach of contract, breach of implied contract, detrimental reliance and promissory estoppel with respect to the sale and distribution of cimetidine.  The Company believes this lawsuit is without merit and intends to vigorously defend its position.

     While it is not feasible to predict the ultimate outcome of such proceedings it is the opinion of management that the outcome of these suits will have no material adverse effect on the Company's operation, financial position, or liquidity.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are as follows:

     Milan Puskar           60   Chairman, Chief Executive Officer and
                                   President
     Dana G. Barnett        54   Executive Vice President
     Louis J. DeBone        49   Vice President-Operations
     Roger L. Foster        48   Vice President-General Counsel
     Roderick P. Jackson    55   Senior Vice President
     Joseph J. Krivulka     43   Vice President
     Dr. John P. O'Donnell  49   Vice President-Research and
                                    Quality Control
     Patricia Sunseri       55   Vice President-Investor and
                                    Public Relations
     C.B. Todd              61  Senior Vice President
     Robert W. Smiley       73  Secretary


     Mr. Puskar was employed by the manufacturing subsidiary of the Company from 1961 to
1972 and served in various positions including:  Secretary-Treasurer, Executive Vice President and member of the Board of Directors.  In addition, he has served as a partner in several pharmaceutical firms in foreign countries.  Mr. Puskar has served as President of the Company since 1976 and as Chairman and Chief Executive Officer since November of 1993.

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

     Mr. Foster has been employed by the Company since May, 1984.  Prior to assuming his present position in June, 1995 as Vice President-General Counsel he served as Director of Legal
Services and as Director of Governmental Affairs.

     Mr. Jackson has been employed by the Company since April, 1986.  Prior to assuming his present position in October, 1992 as Senior Vice President he served as Vice
President-Marketing and Sales.

     Mr. Krivulka has been employed by the Company since March, 1990.  Prior to assuming his present position in April, 1992 as Vice President he served as Assistant to the President.
Since April of 1993, he also serves as President of Bertek, Inc., a subsidiary of the Company.
From 1989 to 1990 he was employed by Janssen Pharmaceutica, a division of Johnson &
Johnson, as Executive Director of Business Unit Management.

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

     Mr. Smiley has been Secretary of the Company for approximately twenty years and on
December 12, 1975, he was elected to the Board of Directors.  His principal occupation is and for approximately forty-one years has been an attorney-at-law in Pittsburgh, Pennsylvania.  He was a partner in the law firm of Smiley, McGinty and Steger, general counsel to the Company.  On
October 1, 1992 Mr. Smiley joined the law firm of Doepken Keevican Weiss & Medved
Professional Corporation.

     There is no family relationship between any of the above executive officers.  Officers of the Company serve at the pleasure of the Board of Directors.
                             PART II


ITEM 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters

     The information required by item 5 is hereby incorporated by reference to pp. 36 and  52 of the accompanying Annual Report to Shareholders for the year ended March 31, 1995.


ITEM 6.   Selected Financial Data

     The information required by item 6 is hereby incorporated by reference to p. 36 of the accompanying Annual Report to Shareholders for the year ended March 31, 1995.


ITEM 7.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations

     The information required by item 7 is hereby incorporated by reference to pp. 37-39 of the accompanying Annual Report to Shareholders for the year ended March 31, 1995.


ITEM 8.   Financial Statements and Supplementary Data

     The information required by item 8 is hereby incorporated by reference to pp. 40-52 of the accompanying Annual Report to Shareholders for the year ended March 31, 1995.


ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     Not applicable.

                             PART III


ITEM 10.  Directors and Executive Officers of the Registrant

     The information as to directors required by item 10 is hereby incorporated by reference to
pp. 1-3 of the Company's 1995 Proxy Statement.  Information concerning executive officers is provided in Part I of this report under the caption "Executive Officers of the Registrant".


ITEM 11.  Executive Compensation

     The information required by item 11 is hereby incorporated by reference to pp. 3-13 of the Company's 1995 Proxy Statement.


ITEM 12.  Security Ownership of Certain
          Beneficial Owners and Management

     The information required by item 12 is hereby incorporated by reference to p. 13 of the
Company's 1995 Proxy Statement.


ITEM 13.  Certain Relationships and Related Transactions

     Not applicable.

                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  1.                                              List of Financial Statements
                                                                          Page
                                                                         Number
     INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS:
       Consolidated Balance Sheets . . . . . . . . . . . . . .            40-41
       Consolidated Statements of Earnings . . . . . . . . . .             42
       Consolidated Statements of Shareholders' Equity . . . .             43
       Consolidated Statements of Cash Flows . . . . . . . . .            44-45
       Notes to Consolidated Financial Statements. . . . . . .            46-51
       Independent Auditors' Report. . . . . . . . . . . . . .             52

     2.                      Financial Statement Schedules

       The information required by this item is incorporated herein by reference to Exhibit 99. All other schedules have been omitted because they are not required.

     3.                                             Exhibits

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

        (10)(a) 1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b)
                to Form 10-K for fiscal year ended March 31, 1993 and incorporated herein by reference.

                   (b) "Salary Continuation Plan" with Milan Puskar, Dana G. Barnett and C.B.
                       Todd each dated as of January 27, 1995 and filed herewith.



           RETIREMENT BENEFIT AGREEMENT

          This  Retirement Benefit Agreement (the "Agreement") is entered into on this 27th day of
     January, 1995 (the "Effective Date") by and between:

                                   Mylan Laboratories Inc.,
                                   a Pennsylvania Corporation,
                                   with offices located at
                                   781 Chestnut Ridge Road,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Mylan" or "Company").

     and

                                   Milan Puskar,
                                   an employee of Mylan
                                   who resides at
                                   Lakeview Resort,
                                   Route 8, Box 88-A
                                   Morgantown WV 26505,
                                   (hereinafter referred to as
                                   "Employee or "Puskar").

          WHEREAS the Company and Employee, in recognition of Employee's long and valuable contribution to the success of the Company, entered into a Salary Continuation Agreement on April
     1, 1990; and

          WHEREAS Employee continues to perform valuable services for the Company; and

          WHEREAS in recognition of his continuing service to Mylan, the Company wishes to provide Employee with financial assistance with respect to certain Contingencies, in addition to that provided for in said April 1, 1990 Agreement; and

          WHEREAS the Company and Employee wish to RESCIND, and to REPLACE said
     Salary Continuation Agreement with this Agreement;


          WITNESSETH THEREFORE that in consideration of the additional benefits provided for hereunder, the premises and covenants set forth herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Company and Employee, intending to be legally bound, agree as follows:

     I.   DEFINITIONS

          Whenever used in the Agreement the following terms shall be defined as follows:

          (a)  "Advisor" or "Advisors" shall mean with respect to Employee any person including lawyers, accountants, estate planners and others, with whom he may wish to review and discuss the matters set forth herein.

          (b)  "Agreement" shall mean this Retirement Benefit Agreement which is entered into on the 27th day of January, 1995.

          (c)  "At-Will" shall mean with respect to the period of Puskar's employment with Mylan, that the Company is under no obligation to continue to employ Puskar for any period of time, and can terminate his employment at any time without notice, subject to certain statutory and regulatory requirements; and that Employee is under no obligation to remain employed by the Company, and can terminate his employment with Mylan at any time, without notice.

          (d)  "Contingency" shall mean Retirement or death.

          (e)  "Mylan" or "Company" shall mean Mylan Laboratories Inc., its subsidiaries and affiliates.

          (f)  "Net Present Value" ("NPV") shall mean the present value at any given time of the entire benefit to be paid, discounted at seven percent (7%) per annum.

          (g)  "Party" or "Parties" shall mean the Company or Employee, or both the Company and Employee depending upon which term is required by the context in which it is used.

          (h)  "Retire" or "Retirement" shall mean the day and date on which Puskar's employment with the Company is terminated by either Party for any reason other than death of the Employee.

          (i)  "Successor" shall mean any person, partnership, limited partnership, joint-venture, corporation, trust or any other entity or organization who, subsequent to the Effective Date, comes into possession of or acquires, either directly or indirectly, all or substantially all of the Company's business, assets or voting stock, or the right to direct the business activities and practices of the
     Company.



     II.  RESCISSION OF PRIOR AGREEMENT

          The Salary Continuation Agreement entered into by the Parties on April 1, 1990 and any and all other agreements, express or implied, which may have been entered into by them prior to the execution of this Agreement, including by way of example and not of limitation, any agreement which addresses or is related to salary continuation, deferred compensation, employment, or similar matters (excluding agreements related to stock options) are hereby
     RESCINDED by the mutual consent of the Parties hereto upon execution of this Agreement.


          THEREFORE THE PARTIES ACKNOWLEDGE THAT ANY RIGHTS AND
               OBLIGATIONS SET FORTH IN ANY SUCH AGREEMENT, WHETHER
               EXPRESS OR IMPLIED, ARE FOREVER WAIVED, NULL AND VOID, AND
               UNENFORCEABLE AT LAW OR IN EQUITY.


     III. RETIREMENT

          3.1 Upon his Retirement from the Company, and if he is eligible to receive payments as provided for elsewhere herein, Employee shall receive an annual retirement benefit equal to the amount set forth below.

          3.2  Should Employee Retire after the Effective Date but on or before March 31, 1996 he shall receive two hundred fifty thousand dollars ($250,000.00) each year for fifteen (15) years.

          3.3  Should Employee Retire after March 31, 1996 he shall receive three hundred thousand dollars ($300,000.00) each year for fifteen (15) years.

          3.4  The Company shall pay each of the fifteen (15) annual payments due hereunder in twelve (12) equal or substantially equal installments.  The first of any such payments shall be made on the first day of the month following the month in which Employee Retires, and each subsequent payment shall be made on the first day of each successive month until Mylan's obligations with respect to such payments have been satisfied.

          3.5  However, upon the written request of the Employee, Mylan may pay to Employee the NPV of any amount, or of the balance of any such amount, to which he is entitled hereunder in a lump-sum payment.  Said payment shall be paid within thirty (30) days of the date of
     Employee's request for such payment.



     IV.  AWARD OF ADDITIONAL RETIREMENT BENEFITS

          4.1  The Company may increase the retirement benefit to which Employee is entitled under Article III.  Any such increases shall be subject to the following conditions:

          (a)  the maximum benefit to which Employee is entitled under Article III shall not exceed five hundred thousand dollars ($500,000.00) per year for fifteen (15) years;

          (b)  no increases shall be granted earlier than April 1, 1996 or later than April 1, 2000;

          (c)  any increase shall be expensed for accounting purposes at the time it is granted;

          (d)  the Company's obligation to pay the increased benefit to Employee, if and when such increases are awarded, shall be subject to all the terms and conditions set forth herein; and

          (e)  the inclusion herein of any increase in Employee's retirement benefit shall become effective upon Employee's receipt of a notice from the Company informing him of the additional benefit.


     V.   CAPACITY TO PERFORM DUTIES

          5.1  Should Employee become unable to perform the material and substantial duties of his position the Company shall pay to Employee five hundred thousand dollars ($500,000.00) each year for fifteen (15) years in equal or substantially equal payments.  However, upon the written request of the Employee, Mylan may pay to Employee the NPV of any amount, or of the balance of any such amount, to which he is entitled hereunder in a lump-sum payment.  Said payment shall be paid within thirty (30) days of the date of Employee's request for such payment.

          5.2  The certification of a licensed physician as to Employee's inability to perform the material and substantial duties of his position shall be conclusive with respect to his status, and the
     Company agrees to be unequivocally bound by any such certification.

          5.3  If the Employee receives the benefit described in  5.1 on an annual basis, and during the period in which he receives benefits Employee dies, his beneficiary shall be entitled to the balance, if any, as if Employee had taken payments pursuant to Article III, or as Article III may be amended by Article IV.  The beneficiary shall receive the payment provided for in either  3.2 or  3.3 or as  3.3 may be amended by Article IV, for fifteen (15) years, less the number of years during which Employee received payments pursuant to  5.1.

     VI.  DEATH BENEFIT

          6.1  If the Employee dies prior to his Retirement, and while employed by Mylan, the
     Company shall pay to his beneficiary the sum of one million six hundred thousand dollars
     ($1,600,000.00) within thirty (30) days of Employee's death.

          6.2  In addition to the benefits set forth in  6.1, the Company shall maintain for
     Employee's benefit during his employment with the Company life insurance policies in the aggregate amount of one million six hundred forty five thousand dollars ($1,645,000.00).

          6.3  If the Employee's death occurs after Retirement, but before having received the entire benefit provided for under Article III (or as Article III may be amended by Article IV) or
     Article V, the balance of the fifteen (15) payments due thereunder shall be paid to Employee's beneficiary in a lump-sum payment equal to the NPV of the remaining payments due.


     VII. SUCCESSORSHIP

          This Agreement in its entirety shall be binding upon and enforceable against the Company and its Successors.


     VIII.     NO DUPLICATION OF PAYMENTS

          Notwithstanding anything to the contrary which may be set forth elsewhere herein, under no circumstances is Employee or his beneficiary entitled to take benefits under more than any one article included in this Agreement, except in so far as Article III may be amended by Article IV.


     IX.  EMPLOYEE CONDUCT WITH RESPECT TO COMPETITORS

          9.1  Employee agrees that he will not, without the prior written consent of the Company, directly or indirectly, whether as an employee, officer, director, independent contractor, consultant, stockholder, partner or otherwise, engage in or assist others to engage in or have any interest in any business which competes with the Company in any geographic area in which the Company markets or has marketed its products during the year preceding termination of Puskar's employment for the greater of:

          (a)  the period during which Employee receives monthly payments under this Agreement;
     or



          (b)  five (5) years following his receipt of a lump-sum payment hereunder.

          9.2  Notwithstanding anything to the contrary set forth elsewhere herein, stock ownership in a competing business shall not be a breach of this Agreement, provided such stock is traded on a national exchange.

          9.3  The Parties agree and acknowledge that the time, scope and geographic area and other provisions of this Agreement have been specifically negotiated by the Parties, and Employee specifically hereby agrees that such time, scope and geographic area and other provisions are reasonable under these circumstances.  Employee further agrees that if, despite the express agreement of the Parties to this Agreement, a court should hold any portion of this Agreement unenforceable for any reason, the maximum restrictions of time, scope and geographic area reasonable under the circumstances, as determined by the court, will be substituted for the restrictions herein which such court may find to be unreasonable or unenforceable.

          9.4  The Parties acknowledge that the breach of  9.1 will be such that the Company will not have an adequate remedy at law because the rights of the Company under this Agreement are of a specialized and unique character, and that immediate and irreparable damage will result to the
     Company if Employee breaches his obligations under  9.1.  The Company may, in addition to any other remedies and damages available, seek an injunction in the courts of the State of West Virginia and the United States District Court for the Northern District of West Virginia to restrain any such breach.  Employee represents and warrants that his expertise and capabilities are such that his obligations under  9.1 will not prevent him from earning a living.


     X.   CONSULTING SERVICES

          10.1 During the ten (10) year period beginning on the day following Employee's
     Retirement he shall, at the request of the Company, act in the capacity of a consultant for the
     Company, performing such services as may be consistent with those performed by him during his employment.  These services may be designated by the President of the Company, or his authorized representative, and shall be reasonable in scope, duration and frequency.

          10.2 The Company shall pay the Employee for such consulting services an hourly rate to be determined by the Parties at such time, but not less than two hundred fifty dollars ($250.00)
     per hour, payable monthly.

          10.3 In addition to the foregoing, the Company shall reimburse the Employee monthly for any and all out-of-pocket expenses incurred by the Employee directly for the benefit of the business of the Company.



     XI.  ELIGIBILITY FOR PAYMENT

          11.1 Any and all payments due hereunder, may be denied if not already begun, or terminated if they have begun, if in the Company's sole judgment Employee is either not eligible for such payments, or once such payments have begun is found to be or found to have been ineligible.

          11.2 Employee shall not be eligible for any payments hereunder if the Company, in its sole discretion, finds that during or subsequent to his employment with the Company he:

          (a)  breaches, or has breached any term, provision or obligation enumerated herein;

          (b)  committed any act by commission or omission which materially and substantially adversely affects the Company's business or reputation; or

          (c)  is convicted of any violation of the Federal Food, Drug and Cosmetic Act, or the violation of any other statute relevant to the Company's business.

          11.3 Should Employee be paid any benefits hereunder and thereafter be found ineligible, or to have been ineligible, he must return to the Company that portion of the benefit paid to him for the period of his ineligibility.


     XII. RIGHT TO CONFER

          12.1 Employee shall have the right, but not the obligation to:

               (a)  Confer with any Advisor of his choice prior to signing the Agreement; and
               (b)  Provide his Advisors with a true and complete copy of the Agreement, and any other pertinent documents which may be of assistance to his Advisors.

          12.2 Should Employee decline the right to confer with his Advisors prior to executing this Agreement he shall execute an acknowledgement of same which shall then be incorporated herein by reference.  (See Exhibit A)


     XIII.     NO PROMISE OF CONTINUED EMPLOYMENT

          13.1 Employee acknowledges his employment with the Company is AT-WILL.

          13.2 Nothing set forth herein shall constitute or be construed as a contract of employment except in so far as provided for under  13.1 hereof.


     XIV. RESTRICTION OF ALIENABILITY

          Benefits payable to the Employee or beneficiary shall not be subject to assignment, transfer, attachment, execution, garnishment, sequestration, or any other seizure under any legal or equitable process, whether on account of the Employee's or beneficiary's act or by operation of the law.


     XV.  CONTRACT ADMINISTRATOR

          The Director of Taxation and Accounting of the Company, or other officer of Mylan designated by the Executive Committee of the Company is hereby named the Contract
     Administrator for purposes of assuring compliance with the terms and conditions set forth herein.


     XVI. MODIFICATION

          Except as provided for in Articles IV and IX, this Agreement may not be changed, amended or otherwise modified other than by a written statement; Provided, such statement is signed by both
     Parties, expresses their intent to change the Agreement, and specifically describes such changes.


     XVII. HEADINGS

          Except when referenced in the body of this Agreement article headings are set forth herein for the purpose of convenience only.  Such headings shall not be considered or otherwise referred to when any question or issue arises with respect to the application or interpretation of any term or condition set forth herein.


     XVIII. COUNTERPARTS

          This Agreement may be executed in two or more counterparts, each of which is to be considered an original, and taken together as one and the same document.


     XIX. GOVERNING LAW

          Any an all actions between the Parties regarding the interpretation or application of any term or provision set forth herein shall be governed by and interpreted in accordance with the substantive laws, and not the law of conflicts, of the State of West Virginia.  The Company and
     Employee each do hereby respectively consent and agree that the courts of the State of West
     Virginia shall have jurisdiction, and venue shall properly lie with the courts of the State of West
     Virginia, with respect to any and all actions brought hereunder.


     XX. SINGULAR OR PLURAL

          The singular form of any noun or pronoun shall include the plural when the context in which such word is used is such that it is apparent the singular is intended to include the plural and vice versa.


     XXI. ASSIGNMENT

          The Agreement may not be assigned by either Party, without the written authorization of the other Party.  A Successor shall not be considered an assignee for purposes of this Article.


     XXII. ENTIRE AGREEMENT

          The terms and conditions set forth herein contain the entire agreement between the
     Company and Employee, and supersede any and all prior agreements or understandings (whether express or implied) between the Parties with respect to the matters set forth herein.


     XXIII.  SURVIVAL

          Articles I, II, IX, X, XI, XIX and XXIII shall survive any expiration or termination of this
     Agreement.







     XXIV.  TERM

     The term of this Agreement shall begin on the Effective Date and shall end on the date on which
     Mylan makes the last payment to which it is obligated hereunder.


          IN WITNESS of their agreement to the terms and conditions set forth herein the Company and Employee have caused the following signatures to be affixed hereto:


     MYLAN LABORATORIES INC.       MILAN PUSKAR


     BY:________________________        BY:________________________


     TITLE:_____________________        DATE:______________________


     DATE:______________________

                                                  EXHIBIT A

                         ACKNOWLEDGEMENT


          I, Milan Puskar, hereby acknowledge and understand that I have been given the opportunity to review and discuss the terms of the Agreement with an Advisor of my choice prior to signing the Agreement.  I have decided that it is not necessary for me to discuss this matter with an
     Advisor, and therefore I decline the opportunity to do so.

          No one has discouraged me or otherwise attempted to influence me with regard to my decision to decline the opportunity to discuss this matter with my Advisors.  My refusal of this offer is entirely my own and is made without any reservation or conditions whatsoever.



     WITNESSED BY:

     __________________  DATE:_________      BY:__________________ DATE:________

     __________________  DATE:_________















                  RETIREMENT BENEFIT AGREEMENT



          This  Retirement Benefit Agreement (the "Agreement") is entered into on this 27th day of
     January, 1995 (the "Effective Date") by and between:

                                   Mylan Laboratories Inc.,
                                   a Pennsylvania Corporation,
                                   with offices located at
                                   781 Chestnut Ridge Road,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Mylan" or "Company").

     and

                                   Dana G. Barnett,
                                   an employee of Mylan
                                   who resides at
                                   923 Anchorage Road,
                                   Tampa, FL 33602
                                   (hereinafter referred to as
                                   "Employee or "Barnett").

          WHEREAS the Company and Employee, in recognition of Employee's long and valuable contribution to the success of the Company, entered into a Salary Continuation Agreement on April
     1, 1990; and

          WHEREAS Employee continues to perform valuable services for the Company; and

          WHEREAS in recognition of his continuing service to Mylan, the Company wishes to provide Employee with financial assistance with respect to certain Contingencies, in addition to that provided for in said April 1, 1990 Agreement; and

          WHEREAS the Company and Employee wish to RESCIND, and to REPLACE said
     Salary Continuation Agreement with this Agreement;


          WITNESSETH THEREFORE that in consideration of the additional benefits provided for hereunder, the premises and covenants set forth herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Company and Employee, intending to be legally bound, agree as follows:


     I.   DEFINITIONS

          Whenever used in the Agreement the following terms shall be defined as follows:

          (a)  "Advisor" or "Advisors" shall mean with respect to Employee any person including lawyers, accountants, estate planners and others, with whom he may wish to review and discuss the matters set forth herein.

          (b)  "Agreement" shall mean this Retirement Benefit Agreement which is entered into on the 27th day of January, 1995.

          (c)  "At-Will" shall mean with respect to the period of Barnett's employment with
     Mylan, that the Company is under no obligation to continue to employ Barnett for any period of time, and can terminate his employment at any time without notice, subject to certain statutory and regulatory requirements; and that Employee is under no obligation to remain employed by the
     Company, and can terminate his employment with Mylan at any time, without notice.

          (d)  "Contingency" shall mean Retirement or death.

          (e)  "Mylan" or "Company" shall mean Mylan Laboratories Inc., its subsidiaries and affiliates.

          (f)  "Net Present Value" ("NPV") shall mean the present value at any given time of the entire benefit to be paid, discounted at seven percent (7%) per annum.

          (g)  "Party" or "Parties" shall mean the Company or Employee, or both the Company and Employee depending upon which term is required by the context in which it is used.

          (h)  "Retire" or "Retirement" shall mean the day and date on which Barnett's employment with the Company is terminated by either Party for any reason other than death of the
     Employee.

          (i)  "Successor" shall be mean any person, partnership, limited partnership, joint-venture, corporation, trust or any other entity or organization who, subsequent to the Effective
     Date, comes into possession of or acquires, either directly or indirectly, all or substantially all of the Company's business, assets or voting stock, or the right to direct the business activities and practices of the Company.



     II.  RESCISSION OF PRIOR AGREEMENT

          The Salary Continuation Agreement entered into by the Parties on April 1, 1990 and any and all other agreements, express or implied, which may have been entered into by them prior to the execution of this Agreement, including by way of example and not of limitation, any agreement which addresses or is related to salary continuation, deferred compensation, employment, or similar matters (excluding agreements related to stock options) are hereby RESCINDED by the mutual consent of the Parties hereto upon execution of this Agreement.


          THEREFORE THE PARTIES ACKNOWLEDGE THAT ANY RIGHTS AND
               OBLIGATIONS SET FORTH IN ANY SUCH AGREEMENT, WHETHER
               EXPRESS OR IMPLIED, ARE FOREVER WAIVED, NULL AND VOID, AND
               UNENFORCEABLE AT LAW OR IN EQUITY.


     III. RETIREMENT

          3.1 Upon his Retirement from the Company, and if he is eligible to receive payments as provided for elsewhere herein, Employee shall receive an annual retirement benefit equal to the amount set forth below.

          3.2  Should Employee Retire after the Effective Date but on or before March 31, 1996 he shall receive one hundred fifty thousand dollars ($150,000.00) each year for fifteen (15) years.

          3.3  Should Employee Retire after March 31, 1996 he shall receive one hundred eighty thousand dollars ($180,000.00) each year for fifteen (15) years.

          3.4  The Company shall pay each of the fifteen (15) annual payments due hereunder in twelve (12) equal or substantially equal installments.  The first of any such payments shall be made on the first day of the month following the month in which Employee Retires, and each subsequent payment shall be made on the first day of each successive month until Mylan's obligations with respect to such payments have been satisfied.

          3.5  However, upon the written request of the Employee, Mylan may pay to Employee the NPV of any amount, or of the balance of any such amount, to which he is entitled hereunder in a lump-sum payment.  Said payment shall be paid within thirty (30) days of the date of
     Employee's request for such payment.



     IV.  AWARD OF ADDITIONAL RETIREMENT BENEFITS

          4.1  The Company may increase the retirement benefit to which Employee is entitled under Article III.  Any such increases shall be subject to the following conditions:

          (a)  the maximum benefit to which Employee is entitled under Article III shall not exceed three hundred thousand dollars ($300,000.00) per year for fifteen (15) years;

          (b)  no increases shall be granted earlier than April 1, 1996 or later than April 1, 2000;

          (c)  any increase shall be expensed for accounting purposes at the time it is granted;

          (d)  the Company's obligation to pay the increased benefit to Employee, if and when such increases are awarded shall be subject to all the terms and conditions set forth herein; and

          (e)  the inclusion herein of any increase in Employee's retirement benefit shall become effective upon Employee's receipt of a notice from the Company informing him of the additional benefit.


     V.   CAPACITY TO PERFORM DUTIES

          5.1  Should Employee become unable to perform the material and substantial duties of his position the Company shall pay to Employee three hundred thousand dollars ($300,000.00) each year for fifteen (15) years in equal or substantially equal payments.  However, upon the written request of the Employee, Mylan may pay to Employee the NPV of any amount, or of the balance of any such amount, to which he is entitled to hereunder in a lump-sum payment.  Said payment shall be paid within thirty (30) days of the date of Employee's request for such payment.

          5.2  The certification of a licensed physician as to Employee's inability to perform the material and substantial duties of his position shall be conclusive with respect to his status, and the
     Company agrees to be unequivocally bound by any such certification.

          5.3  If the Employee receives the benefit described in  5.1 on an annual basis, and during the period in which he receives benefits Employee dies, his beneficiary shall be entitled to the balance, if any, as if Employee had taken payments pursuant to Article III, or as Article III may be amended by Article IV.  The beneficiary shall receive the payment provided for in either  3.2 or  3.3 or as  3.3 may be amended by Article IV, for fifteen (15) years, less the number of years during which Employee received payments pursuant to  5.1.


VI.  DEATH BENEFIT

          6.1  The Company shall maintain for Employee's benefit during his employment with the Company life insurance policies in the aggregate amount of one million five hundred thousand dollars ($1,500,000.00).

          6.2  If the Employee's death occurs after Retirement, but before having received the entire benefit provided for under Article III (or as Article III may be amended by Article IV) or
     Article V, the balance of the fifteen (15) payments due thereunder shall be paid to Employee's beneficiary in a lump-sum payment equal to the NPV of the remaining payments due.


     VII. SUCCESSORSHIP

          This Agreement in its entirety shall be binding upon and enforceable against the Company and its Successors.


     VIII.      NO DUPLICATION OF PAYMENTS

          Notwithstanding anything to the contrary which may be set forth elsewhere herein, under no circumstances is Employee or his beneficiary entitled to take benefits under more than any one article included in this Agreement, except in so far as Article III may be amended by Article IV.


     IX.  EMPLOYEE CONDUCT WITH RESPECT TO COMPETITORS

          9.1  Employee agrees that he will not, without the prior written consent of the Company, directly or indirectly, whether as an employee, officer, director, independent contractor, consultant, stockholder, partner or otherwise, engage in or assist others to engage in or have any interest in any business which competes with the Company in any geographic area in which the Company markets or has marketed its products during the year preceding termination of Barnett's employment for the greater of:

          (a)  the period during which Employee receives monthly payments under this Agreement;
     or

          (b)  five (5) years following his receipt of a lump-sum payment hereunder.

          9.2  Notwithstanding anything to the contrary set forth elsewhere herein, stock ownership in a competing business shall not be a breach of this Agreement, provided such stock is traded on a national exchange.
     9.3  The Parties agree and acknowledge that the time, scope and geographic area and other provisions of this Agreement have been specifically negotiated by the Parties, and Employee specifically hereby agrees that such time, scope and geographic area and other provisions are reasonable under these circumstances.  Employee further agrees that if, despite the express agreement of the Parties to this Agreement, a court should hold any portion of this Agreement unenforceable for any reason, the maximum restrictions of time, scope and geographic area reasonable under the circumstances, as determined by the court, will be substituted for the restrictions herein which such court may find to be unreasonable or unenforceable.

          9.4  The Parties acknowledge that the breach of  9.1 will be such that the Company will not have an adequate remedy at law because the rights of the Company under this Agreement are of a specialized and unique character, and that immediate and irreparable damage will result to the
     Company if Employee breaches his obligations under  9.1.  The Company may, in addition to any other remedies and damages available, seek an injunction in the courts of the State of West Virginia and the United States District Court for the Northern District of West Virginia to restrain any such breach.  Employee represents and warrants that his expertise and capabilities are such that his obligations under  9.1 will not prevent him from earning a living.


     X.   CONSULTING SERVICES

          10.1 During the ten (10) year period beginning on the day following Employee's
     Retirement he shall, at the request of the Company, act in the capacity of a consultant for the
     Company, performing such services as may be consistent with those performed by him during his employment.  These services may be designated by the President of the Company, or his authorized representative, and shall be reasonable in scope duration and frequency.

          10.2 The Company shall pay the Employee for such consulting services an hourly rate to be determined by the Parties at such time, but not less than one hundred fifty dollars ($150.00)
     per hour, payable monthly.

          10.3 In addition to the foregoing, the Company shall reimburse the Employee monthly for any and all out-of-pocket expenses incurred by the Employee directly for the benefit of the business of the Company.


     XI.  ELIGIBILITY FOR PAYMENT

          11.1 Any and all payments due hereunder, may be denied if not already begun, or terminated if they have begun, if in the Company's sole judgment Employee is either not eligible for such payments, or once such payments have begun is found to be or found to have been ineligible.

     11.2 Employee shall not be eligible for any payments hereunder if the Company, in its sole discretion, finds that during or subsequent to his employment with the Company he:

          (a)  breaches, or has breached any term, provision or obligation enumerated herein;

          (b)  committed any act by commission or omission which materially and substantially adversely affects the Company's business or reputation; or

          (c)  is convicted of any violation of the Federal Food, Drug and Cosmetic Act, or the violation of any other statute relevant to the Company's business.

          11.3 Should Employee be paid any benefits hereunder and thereafter be found ineligible, or to have been ineligible, he must return to the Company that portion of the benefit paid to him for the period of his ineligibility.

     XII. RIGHT TO CONFER

          12.1 Employee shall have the right, but not the obligation to:

               (a)  Confer with any Advisor of his choice prior to signing the Agreement; and
               (b)  Provide his Advisors with a true and complete copy of the Agreement, and any other pertinent documents which may be of assistance to his Advisors.

          12.2 Should Employee decline the right to confer with his Advisors prior to executing this Agreement he shall execute an acknowledgement of same which shall then be incorporated herein by reference.  (See Exhibit A)


     XIII.     NO PROMISE OF CONTINUED EMPLOYMENT

          13.1 Employee acknowledges his employment with the Company is AT-WILL.

          13.2 Nothing set forth herein shall constitute or be construed as a contract of employment except in so far as provided for under  13.1 hereof.


     XIV. RESTRICTION OF ALIENABILITY

          Benefits payable to the Employee or beneficiary shall not be subject to assignment, transfer, attachment, execution, garnishment, sequestration, or any other seizure under any legal or equitable process, whether on account of the Employee's or beneficiary's act or by operation of the law.
XV.  CONTRACT ADMINISTRATOR

          The Director of Taxation and Accounting of the Company, or other officer of Mylan designated by the Executive Committee of the Company is hereby named the Contract
     Administrator for purposes of assuring compliance with the terms and conditions set forth herein.


     XVI. MODIFICATION

          Except as provided for in Articles IV and IX, this Agreement may not be changed, amended or otherwise modified other than by a written statement; Provided, such statement is signed by both
     Parties, expresses their intent to change the Agreement, and specifically describes such changes.


     XVII. HEADINGS

          Except when referenced in the body of this Agreement article headings are set forth herein for the purpose of convenience only.  Such headings shall not be considered or otherwise referred to when any question or issue arises with respect to the application or interpretation of any term or condition set forth herein.


     XVIII. COUNTERPARTS

          This Agreement may be executed in two or more counterparts, each of which is to be considered an original, and taken together as one and the same document.


     XIX. GOVERNING LAW

          Any an all actions between the Parties regarding the interpretation or application of any term or provision set forth herein shall be governed by and interpreted in accordance with the substantive laws, and not the law of conflicts, of the State of West Virginia.  The Company and
     Employee each do hereby respectively consent and agree that the courts of the State of West
     Virginia shall have jurisdiction, and venue shall properly lie with the courts of the State of West
     Virginia, with respect to any and all actions brought hereunder.

     XX. SINGULAR OR PLURAL

          The singular form of any noun or pronoun shall include the plural when the context in which such word is used is such that it is apparent the singular is intended to include the plural and vice versa.

     XXI. ASSIGNMENT

          The Agreement may not be assigned by either Party, without the written authorization of the other Party.  A Successor shall not be considered an assignee for purposes of this Article.


     XXII. ENTIRE AGREEMENT

          The terms and conditions set forth herein contain the entire agreement between the
     Company and Employee, and supersede any and all prior agreements or understandings (whether express or implied) between the Parties with respect to the matters set forth herein.


     XXIII.  SURVIVAL

          Articles I, II, IX, X, XI, XIX and XXIII shall survive any expiration or termination of this
     Agreement.


     XXIV.  TERM

     The term of this Agreement shall begin on the Effective Date and shall end on the date on which
     Mylan makes the last payment to which it is obligated hereunder.


          IN WITNESS of their agreement to the terms and conditions set forth herein the Company and Employee have caused the following signatures to be affixed hereto:


     MYLAN LABORATORIES INC.       DANA G. BARNETT


     BY:________________________        BY:________________________


     TITLE:_____________________        DATE:______________________


     DATE:______________________

                                                                  EXHIBIT A

                         ACKNOWLEDGEMENT


          I, Dana G. Barnett, hereby acknowledge and understand that I have been given the opportunity to review and discuss the terms of the Agreement with an Advisor of my choice prior to signing the Agreement.  I have decided that it is not necessary for me to discuss this matter with an Advisor, and therefore I decline the opportunity to do so.

          No one has discouraged me or otherwise attempted to influence me with regard to my decision to decline the opportunity to discuss this matter with my Advisors.  My refusal of this offer is entirely my own and is made without any reservation or conditions whatsoever.



     WITNESSED BY:

     __________________  DATE:_________      BY:__________________ DATE:________

     __________________  DATE:_________















                  RETIREMENT BENEFIT AGREEMENT

          This  Retirement Benefit Agreement (the "Agreement") is entered into on this 27th day of
     January, 1995 (the "Effective Date") by and between:

                                   Mylan Laboratories Inc.,
                                   a Pennsylvania Corporation,
                                   with offices located at
                                   781 Chestnut Ridge Road,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Mylan" or "Company").

     and

                                   Clarence B. Todd,
                                   an employee of Mylan
                                   who resides at
                                   38 Lakeview Drive,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Employee or "Todd").

          WHEREAS the Company and Employee, in recognition of Employee's long and valuable contribution to the success of the Company, entered into a Salary Continuation Agreement on April
     1, 1990; and

          WHEREAS Employee continues to perform valuable services for the Company; and

          WHEREAS in recognition of his continuing service to Mylan, the Company wishes to provide Employee with financial assistance with respect to certain Contingencies, in addition to that provided for in said April 1, 1990 Agreement; and

          WHEREAS the Company and Employee wish to RESCIND, and to REPLACE said
     Salary Continuation Agreement with this Agreement;


          WITNESSETH THEREFORE that in consideration of the additional benefits provided for hereunder, the premises and covenants set forth herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Company and Employee, intending to be legally bound, agree as follows:


     I.   DEFINITIONS

          Whenever used in the Agreement the following terms shall be defined as follows:

          (a)  "Advisor" or "Advisors" shall mean with respect to Employee any person including lawyers, accountants, estate planners and others, with whom he may wish to review and discuss the matters set forth herein.

          (b)  "Agreement" shall mean this Retirement Benefit Agreement which is entered into on the 27th day of January, 1995.

          (c)  "At-Will" shall mean with respect to the period of Todd's employment with Mylan, that the Company is under no obligation to continue to employ Todd for any period of time, and can terminate his employment at any time without notice, subject to certain statutory and regulatory requirements; and that Employee is under no obligation to remain employed by the Company, and can terminate his employment with Mylan at any time, without notice.

          (d)  "Contingency" shall mean Retirement or death.

          (e)  "Mylan" or "Company" shall mean Mylan Laboratories Inc., its subsidiaries and affiliates.

          (f)  "Net Present Value" ("NPV") shall mean the present value at any given time of the entire benefit to be paid, discounted at seven percent (7%) per annum.

          (g)  "Party" or "Parties" shall mean the Company or Employee, or both the Company and Employee depending upon which term is required by the context in which it is used.

          (h)  "Retire" or "Retirement" shall mean the day and date on which Todd's employment with the Company is terminated by either Party for any reason other than death of the Employee.

          (i)  "Successor" shall mean any person, partnership, limited partnership, joint-venture, corporation, trust or any other entity or organization who, subsequent to the Effective Date, comes into possession of or acquires, either directly or indirectly, all or substantially all of the Company's business, assets or voting stock, or the right to direct the business activities and practices of the
     Company.



     II.  RESCISSION OF PRIOR AGREEMENT

          The Salary Continuation Agreement entered into by the Parties on April 1, 1990 and any and all other agreements, express or implied, which may have been entered into by them prior to the execution of this Agreement, including by way of example and not of limitation, any agreement which addresses or is related to salary continuation, deferred compensation, employment, or similar matters (excluding agreements related to stock options) are hereby RESCINDED by the mutual consent of the Parties hereto upon execution of this Agreement.


          THEREFORE THE PARTIES ACKNOWLEDGE THAT ANY RIGHTS AND
               OBLIGATIONS SET FORTH IN ANY SUCH AGREEMENT, WHETHER
               EXPRESS OR IMPLIED, ARE FOREVER WAIVED, NULL AND VOID, AND
               UNENFORCEABLE AT LAW OR IN EQUITY.


     III. RETIREMENT

          3.1 Upon his Retirement from the Company, and if he is eligible to receive payments as provided for elsewhere herein, Employee shall receive an annual retirement benefit equal to the amount set forth below.

          3.2  Should Employee Retire after the Effective Date but on or before March 31, 1996 he shall receive one hundred fifty thousand dollars ($150,000.00) each year for fifteen (15) years.

          3.3  Should Employee Retire after March 31, 1996 he shall receive one hundred eighty thousand dollars ($180,000.00) each year for fifteen (15) years.

          3.4  The Company shall pay each of the fifteen (15) annual payments due hereunder in twelve (12) equal or substantially equal installments.  The first of any such payments shall be made on the first day of the month following the month in which Employee Retires, and each subsequent payment shall be made on the first day of each successive month until Mylan's obligations with respect to such payments have been satisfied.

          3.5  However, upon the written request of the Employee, Mylan may pay to Employee the NPV of any amount, or of the balance of any such amount, to which he is entitled hereunder in a lump-sum payment.  Said payment shall be paid within thirty (30) days of the date of
     Employee's request for such payment.



     IV.  AWARD OF ADDITIONAL RETIREMENT BENEFITS

          4.1  The Company may increase the retirement benefit to which Employee is entitled under Article III.  Any such increases shall be subject to the following conditions:

          (a)  the maximum benefit to which Employee is entitled under Article III shall not exceed three hundred thousand dollars ($300,000.00) per year for fifteen (15) years;

          (b)  no increases shall be granted earlier than April 1, 1996 or later than April 1, 2000;

          (c)  any increase shall be expensed for accounting purposes at the time it is granted;

          (d)  the Company's obligation to pay the increased benefit to Employee, if and when such increases are awarded shall be subject to all the terms and conditions set forth herein; and

          (e)  the inclusion herein of any increase in Employee's retirement benefit shall become effective upon Employee's receipt of a notice from the Company informing him of the additional benefit.


     V.   CAPACITY TO PERFORM DUTIES

          5.1  Should Employee become unable to perform the material and substantial duties of his position the Company shall pay to Employee three hundred thousand dollars ($300,000.00) each year for fifteen (15) years in equal or substantially equal payments.  However, upon the written request of the Employee, Mylan may pay to Employee the NPV of any amount, or of the balance of any such amount, to which he is entitled to hereunder in a lump-sum payment.  Said payment shall be paid within thirty (30) days of the date of Employee's request for such payment.

          5.2  The certification of a licensed physician as to Employee's inability to perform the material and substantial duties of his position shall be conclusive with respect to his status, and the
     Company agrees to be unequivocally bound by any such certification.

          5.3  If the Employee receives the benefit described in  5.1 on an annual basis, and during the period in which he receives benefits Employee dies, his beneficiary shall be entitled to the balance, if any, as if Employee had taken payments pursuant to Article III, or as Article III may be amended by Article IV.  The beneficiary shall receive the payment provided for in either  3.2 or  3.3 or as  3.3 may be amended by Article IV, for fifteen (15) years, less the number of years during which Employee received payments pursuant to  5.1.

VI.  DEATH BENEFIT

          6.1  The Company shall maintain for Employee's benefit during his employment with the Company life insurance policies in the aggregate amount of one million five hundred thousand dollars ($1,500,000.00).

          6.2  If the Employee's death occurs after Retirement, but before having received the entire benefit provided for under Article III (or as Article III may be amended by Article IV) or
     Article V, the balance of the fifteen (15) payments due thereunder shall be paid to Employee's beneficiary in a lump-sum payment equal to the NPV of the remaining payments due.


     VII. SUCCESSORSHIP

          This Agreement in its entirety shall be binding upon and enforceable against the Company and its Successors.


     VIII.      NO DUPLICATION OF PAYMENTS

          Notwithstanding anything to the contrary which may be set forth elsewhere herein, under no circumstances is Employee or his beneficiary entitled to take benefits under more than any one article included in this Agreement, except in so far as Article III may be amended by Article IV.


     IX.  EMPLOYEE CONDUCT WITH RESPECT TO COMPETITORS

          9.1  Employee agrees that he will not, without the prior written consent of the Company, directly or indirectly, whether as an employee, officer, director, independent contractor, consultant, stockholder, partner or otherwise, engage in or assist others to engage in or have any interest in any business which competes with the Company in any geographic area in which the Company markets or has marketed its products during the year preceding termination of Todd's employment for the greater of:

          (a)  the period during which Employee receives monthly payments under this Agreement;
     or

          (b)  five (5) years following his receipt of a lump-sum payment hereunder.

          9.2  Notwithstanding anything to the contrary set forth elsewhere herein, stock ownership in a competing business shall not be a breach of this Agreement, provided such stock is traded on a national exchange.
     9.3  The Parties agree and acknowledge that the time, scope and geographic area and other provisions of this Agreement have been specifically negotiated by the Parties, and Employee specifically hereby agrees that such time, scope and geographic area and other provisions are reasonable under these circumstances.  Employee further agrees that if, despite the express agreement of the Parties to this Agreement, a court should hold any portion of this Agreement unenforceable for any reason, the maximum restrictions of time, scope and geographic area reasonable under the circumstances, as determined by the court, will be substituted for the restrictions herein which such court may find to be unreasonable or unenforceable.

          9.4  The Parties acknowledge that the breach of  9.1 will be such that the Company will not have an adequate remedy at law because the rights of the Company under this Agreement are of a specialized and unique character, and that immediate and irreparable damage will result to the
     Company if Employee breaches his obligations under  9.1.  The Company may, in addition to any other remedies and damages available, seek an injunction in the courts of the State of West Virginia and the United States District Court for the Northern District of West Virginia to restrain any such breach.  Employee represents and warrants that his expertise and capabilities are such that his obligations under  9.1 will not prevent him from earning a living.


     X.   CONSULTING SERVICES

          10.1 During the ten (10) year period beginning on the day following Employee's
     Retirement he shall, at the request of the Company, act in the capacity of a consultant for the
     Company, performing such services as may be consistent with those performed by him during his employment.  These services may be designated by the President of the Company, or his authorized representative, and shall be reasonable in scope duration and frequency.

          10.2 The Company shall pay the Employee for such consulting services an hourly rate to be determined by the Parties at such time, but not less than one hundred fifty dollars ($150.00)
     per hour, payable monthly.

          10.3 In addition to the foregoing, the Company shall reimburse the Employee monthly for any and all out-of-pocket expenses incurred by the Employee directly for the benefit of the business of the Company.


     XI.  ELIGIBILITY FOR PAYMENT

          11.1 Any and all payments due hereunder, may be denied if not already begun, or terminated if they have begun, if in the Company's sole judgment Employee is either not eligible for such payments, or once such payments have begun is found to be or found to have been ineligible.
     11.2 Employee shall not be eligible for any payments hereunder if the Company, in its sole discretion, finds that during or subsequent to his employment with the Company he:

          (a)  breaches, or has breached any term, provision or obligation enumerated herein;

          (b)  committed any act by commission or omission which materially and substantially adversely affects the Company's business or reputation; or

          (c)  is convicted of any violation of the Federal Food, Drug and Cosmetic Act, or the violation of any other statute relevant to the Company's business.

          11.3 Should Employee be paid any benefits hereunder and thereafter be found ineligible, or to have been ineligible, he must return to the Company that portion of the benefit paid to him for the period of his ineligibility.

     XII. RIGHT TO CONFER

          12.1 Employee shall have the right, but not the obligation to:

               (a)  Confer with any Advisor of his choice prior to signing the Agreement; and
               (b)  Provide his Advisors with a true and complete copy of the Agreement, and any other pertinent documents which may be of assistance to his Advisors.

          12.2 Should Employee decline the right to confer with his Advisors prior to executing this Agreement he shall execute an acknowledgement of same which shall then be incorporated herein by reference.  (See Exhibit A)


     XIII.     NO PROMISE OF CONTINUED EMPLOYMENT

          13.1 Employee acknowledges his employment with the Company is AT-WILL.

          13.2 Nothing set forth herein shall constitute or be construed as a contract of employment except in so far as provided for under  13.1 hereof.


     XIV. RESTRICTION OF ALIENABILITY

          Benefits payable to the Employee or beneficiary shall not be subject to assignment, transfer, attachment, execution, garnishment, sequestration, or any other seizure under any legal or equitable process, whether on account of the Employee's or beneficiary's act or by operation of the law.
XV.  CONTRACT ADMINISTRATOR

          The Director of Taxation and Accounting of the Company, or other officer of Mylan designated by the Executive Committee of the Company is hereby named the Contract
     Administrator for purposes of assuring compliance with the terms and conditions set forth herein.


     XVI. MODIFICATION

          Except as provided for in Articles IV and IX, this Agreement may not be changed, amended or otherwise modified other than by a written statement; Provided, such statement is signed by both
     Parties, expresses their intent to change the Agreement, and specifically describes such changes.


     XVII. HEADINGS

          Except when referenced in the body of this Agreement article headings are set forth herein for the purpose of convenience only.  Such headings shall not be considered or otherwise referred to when any question or issue arises with respect to the application or interpretation of any term or condition set forth herein.


     XVIII. COUNTERPARTS

          This Agreement may be executed in two or more counterparts, each of which is to be considered an original, and taken together as one and the same document.


     XIX. GOVERNING LAW

          Any an all actions between the Parties regarding the interpretation or application of any term or provision set forth herein shall be governed by and interpreted in accordance with the substantive laws, and not the law of conflicts, of the State of West Virginia.  The Company and
     Employee each do hereby respectively consent and agree that the courts of the State of West
     Virginia shall have jurisdiction, and venue shall properly lie with the courts of the State of West
     Virginia, with respect to any and all actions brought hereunder.

     XX. SINGULAR OR PLURAL

          The singular form of any noun or pronoun shall include the plural when the context in which such word is used is such that it is apparent the singular is intended to include the plural and vice versa.
XXI. ASSIGNMENT

          The Agreement may not be assigned by either Party, without the written authorization of the other Party.  A Successor shall not be considered an assignee for purposes of this Article.


     XXII. ENTIRE AGREEMENT

          The terms and conditions set forth herein contain the entire agreement between the
     Company and Employee, and supersede any and all prior agreements or understandings (whether express or implied) between the Parties with respect to the matters set forth herein.


     XXIII.  SURVIVAL

          Articles I, II, IX, X, XI, XIX and XXIII shall survive any expiration or termination of this
     Agreement.


     XXIV.  TERM

     The term of this Agreement shall begin on the Effective Date and shall end on the date on which
     Mylan makes the last payment to which it is obligated hereunder.


          IN WITNESS of their agreement to the terms and conditions set forth herein the Company and Employee have caused the following signatures to be affixed hereto:


     MYLAN LABORATORIES INC.       CLARENCE B. TODD


     BY:________________________        BY:________________________


     TITLE:_____________________        DATE:______________________


     DATE:______________________

                                                  EXHIBIT A

                         ACKNOWLEDGEMENT


          I, Clarence B. Todd, hereby acknowledge and understand that I have been given the opportunity to review and discuss the terms of the Agreement with an Advisor of my choice prior to signing the Agreement.  I have decided that it is not necessary for me to discuss this matter with an Advisor, and therefore I decline the opportunity to do so.

          No one has discouraged me or otherwise attempted to influence me with regard to my decision to decline the opportunity to discuss this matter with my Advisors.  My refusal of this offer is entirely my own and is made without any reservation or conditions whatsoever.



     WITNESSED BY:

     __________________  DATE:_________      BY:__________________ DATE:________

     __________________  DATE:_________












                 (c) "Salary Continuation Plan" with Roderick P. Jackson and
                        Louis J. DeBone each dated March 14, 1995 and filed herewith.




           RETIREMENT BENEFIT AGREEMENT


          This  Retirement Benefit Agreement (the "Agreement") is entered into on this 14th day of
     March, 1995 (the "Effective Date") by and between:

                                   Mylan Laboratories Inc.,
                                   a Pennsylvania Corporation,
                                   with offices located at
                                   781 Chestnut Ridge Road,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Mylan" or "Company").

     and

                                   Roderick P. Jackson,
                                   an employee of Mylan
                                   who resides at
                                   1456 Lakeland Avenue,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Employee" or "Jackson").

          WHEREAS the Company and Employee, in recognition of Employee 's long and valuable contribution to the success of the Company, entered into a Salary Continuation Agreement on April
     1, 1989; and

          WHEREAS Employee continues to perform valuable services for the Company; and

          WHEREAS in recognition of his continuing service to Mylan, the Company wishes to provide Employee with financial assistance with respect to certain Contingencies, in addition to that provided for in said April 1, 1989 Agreement; and

          WHEREAS the Company and Employee wish to RESCIND, and to REPLACE said
     Salary Continuation Agreement with this Agreement;


          WITNESSETH THEREFORE that in consideration of the additional benefits provided for hereunder, the premises and covenants set forth herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Company and Employee, intending to be legally bound, agree as follows:



     I.   DEFINITIONS

          Whenever used in the Agreement the following terms shall be defined as follows:

          (a)  "Advisor" or "Advisors" shall mean with respect to Employee any person including lawyers, accountants, estate planners and others, with whom he may wish to review and discuss the matters set forth herein.

          (b)  "Agreement" shall mean this Retirement Benefit Agreement which is entered into on the 14th day of March, 1995.

          (c)  "At-Will" shall mean with respect to the period of Jackson's employment with
     Mylan, that the Company is under no obligation to continue to employ Jackson for any period of time, and can terminate his employment at any time without notice, subject to certain statutory and regulatory requirements; and that Employee is under no obligation to remain employed by the
     Company, and can terminate his employment with Mylan at any time, without notice.

          (d)  "Change of Control" shall mean:

               (1)  The acquisition (other than from the Company) by any person, entity or
     "group", within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934
     (the "Exchange Act"), excluding, for this purpose, the Company or its subsidiaries, or any employee benefit plan of the Company or its subsidiaries which acquires beneficial ownership of voting securities of the Company (within the meaning of Rule 13d-3 promulgated under the
     Exchange Act), or legal ownership of 20% or more of either the then outstanding shares of common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors; or

               (2)  Individuals who, as of the date hereof, constitute the Board (as of the date hereof the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election, by the Company's shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent
     Board; or

               (3)  Approval by the shareholders of the Company of a reorganization, merger, consolidation, or other action with respect to which persons who were the shareholders of the
     Company immediately prior to such reorganization, merger or consolidation, or other action do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities, or of the sale of all or substantially all of the assets of the Company.

          (e)  "Contingency" shall mean Retirement or death.

          (f)  "Mylan" or "Company" shall mean Mylan Laboratories Inc., its subsidiaries and affiliates.

          (g)  "Net Present Value" ("NPV") shall mean the present value at any given time of the benefit to be paid, discounted at seven percent (7%) per annum.

          (h)  "Party" or "Parties" shall mean the Company or Employee, or both the Company and Employee depending upon which term is required by the context in which it is used.

          (i)  "Retire" or "Retirement" shall mean the day and date on which Jackson's employment with the Company is terminated by either Party for any reason other than death of the
     Employee.

          (j)  "Successor" shall mean any person, partnership, limited partnership, joint-venture, corporation, trust or any other entity or organization who, subsequent to the Effective Date, comes into possession of or acquires, either directly or indirectly, all or substantially all of the Company's business, assets or voting stock, or the right to direct the business activities and practices of the
     Company.
     B

     II.  RESCISSION OF PRIOR AGREEMENT

          The Salary Continuation Agreement entered into by the Parties on April 1, 1989 and any and all other agreements, express or implied, which may have been entered into by them prior to the execution of this Agreement, including by way of example and not of limitation, any agreement which addresses or is related to salary continuation, deferred compensation, employment, or similar matters (excluding agreements related to stock options) are hereby RESCINDED by the mutual consent of the Parties hereto upon execution of this Agreement.

          THEREFORE THE PARTIES ACKNOWLEDGE THAT ANY RIGHTS AND
               OBLIGATIONS SET FORTH IN ANY SUCH AGREEMENT, WHETHER
               EXPRESS OR IMPLIED, ARE FOREVER WAIVED, NULL AND VOID, AND
               UNENFORCEABLE AT LAW OR IN EQUITY.




     III. RETIREMENT

          3.1 Upon his Retirement from the Company, and if he is eligible to receive payments as provided for elsewhere herein, Employee shall receive an annual retirement benefit equal to the amount set forth below.

          3.2  Should Employee Retire after the Effective Date but on or before March 31, 1996 he shall receive thirty six thousand dollars ($36,000.00) each year for ten (10) years.

          3.3  Should Employee Retire after March 31, 1996 but on or before March 31, 1997 he shall receive seventy thousand dollars ($70,000.00) each year for ten (10) years.

          3.4  Should Employee Retire after March 31, 1997 but on or before March 31, 1998 he shall receive eighty thousand dollars ($80,000.00) each year for ten (10) years.

          3.5  Should Employee Retire after March 31, 1998 but on or before March 31, 1999 he shall receive ninety thousand dollars ($90,000.00) each year for ten (10) years.

          3.6  Should Employee Retire after March 31, 1999 he shall receive one hundred thousand dollars ($100,000.00) each year for ten (10) years.

          3.7  Should Employee become unable to perform the material and substantial duties of his position prior to March 31, 1999, he shall receive, pursuant to  4.1, one hundred thousand dollars ($100,000.00) each year for ten (10) years in lieu of any benefit specified in Sections 3.2 through 3.6 hereof.

          3.8  The Company shall pay the amount due hereunder in equal or substantially equal monthly installments.  The first of any such payments shall be made on the first day of the month following the month in which Employee Retires, and each subsequent payment shall be made on the first day of each successive month until Mylan's obligations with respect to such payments have been satisfied.

          3.9  However, upon the written request of the Employee, Mylan may pay to Employee the NPV of any amount, or of the balance of any such amount, to which he is entitled hereunder in a lump-sum payment.  If the Company grants the request for a lump sum payment, said payment shall be paid within thirty (30) days of the date of Employee's request.


     IV.   CAPACITY TO PERFORM DUTIES

          4.1       The certification of a licensed physician selected by the Company as to Employee's inability to perform the material and substantial duties of his position shall be conclusive with respect to his status regarding the application of  3.7 hereof.

     V.   DEATH BENEFIT

          5.1  The Company shall maintain for Employee's benefit during his employment with the Company life insurance policies in the aggregate amount of one million two hundred fifty thousand dollars ($1,250,000.00).

          5.2  If the Employee's death occurs after Retirement, but before having received the entire benefit provided for under Article III hereof, the balance of the payments due thereunder shall be paid to Employee's beneficiary in a lump-sum payment equal to the NPV of the remaining payments.


     VI.  EFFECT OF CHANGE OF CONTROL

          6.1  Upon a Change of Control Jackson shall receive, in lieu of the annual payments provided for under Article III, the NPV of One Hundred Thousand Dollars ($100,000.00) per year for ten (10) years; provided Jackson is employed by the Company at or immediately prior to the
     Change of Control.

          6.2  If a Change of Control occurs after his retirement, but before having received the entire benefit provided for under Article III hereof, the balance of the payments due thereunder shall be paid to Employee in a lump-sum payment equal to the NPV of the remaining payments.


     VII.      SUCCESSORSHIP

          This Agreement in its entirety shall be binding upon and enforceable against the Company and its Successors.


     VIII.     NO DUPLICATION OF PAYMENTS

          Notwithstanding anything to the contrary which may be set forth elsewhere herein, under no circumstances is Employee or his beneficiary entitled to take benefits under more than any one article included in this Agreement.


     IX.  EMPLOYEE CONDUCT WITH RESPECT TO COMPETITORS

          9.1  Employee agrees that he will not, without the prior written consent of the Company, directly or indirectly, whether as an employee, officer, director, independent contractor, consultant, stockholder, partner or otherwise, engage in or assist others to engage in or have any interest in any business which competes with the Company in any geographic area in which the Company markets or has marketed its products during the year preceding termination of Jackson's employment for the greater of:

          (a)  the period during which Employee receives monthly payments under this Agreement;
     or

          (b)  three (3) years following his receipt of a lump-sum payment hereunder.

          9.2  Notwithstanding anything to the contrary set forth elsewhere herein, stock ownership in a competing business shall not be a breach of this Agreement, provided such stock is traded on a national exchange.

          9.3  The Parties agree and acknowledge that the time, scope and geographic area and other provisions of this Agreement have been specifically negotiated by the Parties, and Employee specifically hereby agrees that such time, scope and geographic area and other provisions are reasonable under these circumstances.  Employee further agrees that if, despite the express agreement of the Parties to this Agreement, a court should hold any portion of this
     Agreement unenforceable for any reason, the maximum restrictions of time, scope and geographic area reasonable under the circumstances, as determined by the court, will be substituted for the restrictions herein which such court may find to be unreasonable or unenforceable.

          9.4  The Parties acknowledge that the breach of  10.1 will be such that the Company will not have an adequate remedy at law because the rights of the Company under this Agreement are of a specialized and unique character, and that immediate and irreparable damage will result to the
     Company if Employee breaches his obligations under  10.1.  The Company may, in addition to any other remedies and damages available, seek an injunction in the courts of the State of West
     Virginia and the United States District Court for the Northern District of West Virginia to restrain any such breach.  Employee represents and warrants that his expertise and capabilities are such that his obligations under  10.1 will not prevent him from earning a living.


     X.   CONSULTING SERVICES

          10.1 During the five (5) year period beginning on the day following Employee's
     Retirement he shall, at the request of the Company, act in the capacity of a consultant for the
     Company, performing such services as may be consistent with those performed by him during his
     Employee's employment.   These services may be designated by the President of the
     Company, or his authorized representative, and shall be reasonable in scope duration and frequency.
     [B


          10.2 The Company shall pay the Employee for such consulting services an hourly rate to be determined by the Parties at such time, but not less than one hundred fifty dollars ($150.00)
     per hour, payable monthly.

          10.3 In addition to the foregoing, the Company shall reimburse the Employee monthly for any and all out-of-pocket expenses incurred by the Employee directly for the benefit of the business of the Company.


     XI.  ELIGIBILITY FOR PAYMENT

          11.1 Any and all payments due hereunder, may be denied if not already begun, or terminated if they have begun, if in the Company's sole judgment Employee is either not eligible for such payments, or once such payments have begun is found to be or found to have been ineligible.

          11.2 Employee shall not be eligible for any payments hereunder if the Company, in its sole discretion, finds that during or subsequent to his employment with the Company he:

          (a)  breaches, or has breached any term, provision or obligation enumerated herein;

          (b)  committed any act by commission or omission which materially and substantially adversely affects the Company's business or reputation; or

          (c)  is convicted of any violation of the Federal Food, Drug and Cosmetic Act, or the violation of any other statute of material relevance to the Company's business.

          11.3 Should Employee be paid any benefits hereunder and thereafter be found ineligible, or to have been ineligible, he must return to the Company that portion of the benefit paid to him for the period of his ineligibility.


     XII. RIGHT TO CONFER

          12.1  Employee shall have the right, but not the obligation to:

               (a)  Confer with any Advisor of his choice prior to signing the Agreement; and
               (b)  Provide his Advisors with a true and complete copy of the Agreement, and any other pertinent documents which may be of assistance to his Advisors.



          12.2  Should Employee decline the right to confer with his Advisors prior to executing this Agreement he shall execute an acknowledgement of same which shall then be incorporated herein by reference.  (See Exhibit A)


     XIII.     NO PROMISE OF CONTINUED EMPLOYMENT

          13.1 Employee acknowledges his employment with the Company is AT-WILL.

          13.2 Nothing set forth herein shall constitute or be construed as a contract of employment except in so far as provided for under  13.1 hereof.


     XIV. RESTRICTION OF ALIENABILITY

          Benefits payable to the Employee or beneficiary shall not be subject to assignment, transfer, attachment, execution, garnishment, sequestration, or any other seizure under any legal or equitable process, whether on account of the Employee's or beneficiary's act or by operation of the law.


     XV.  CONTRACT ADMINISTRATOR

          The Director of Taxation and Accounting of the Company, or other officer of Mylan designated by the Executive Committee of the Company is hereby named the Contract
     Administrator for purposes of assuring compliance with the terms and conditions set forth herein.


     XVI. MODIFICATION

          This Agreement may not be changed, amended or otherwise modified other than by a written statement; Provided, such statement is signed by both Parties, expresses their intent to change the Agreement, and specifically describes such changes.


     XVII. HEADINGS

          Except when referenced in the body of this Agreement article headings are set forth herein for the purpose of convenience only.  Such headings shall not be considered or otherwise referred to when any question or issue arises with respect to the application or interpretation of any term or condition set forth herein.


     XVIII. COUNTERPARTS

          This Agreement may be executed in two or more counterparts, each of which is to be considered an original, and taken together as one and the same document.


     XIX. GOVERNING LAW

          Any an all actions between the Parties regarding the interpretation or application of any term or provision set forth herein shall be governed by and interpreted in accordance with the substantive laws, and not the law of conflicts, of the State of West Virginia.  The Company and
     Employee each do hereby respectively consent and agree that the courts of the State of West
     Virginia shall have jurisdiction, and venue shall properly lie with the courts of the State of West
     Virginia, with respect to any and all actions brought hereunder.

     XX. SINGULAR OR PLURAL

          The singular form of any noun or pronoun shall include the plural when the context in which such word is used is such that it is apparent the singular is intended to include the plural and vice versa.

     XXI. ASSIGNMENT

          The Agreement may not be assigned by either Party, without the written authorization of the other Party.  A Successor shall not be considered an assignee for purposes of this Article.


     XXII. ENTIRE AGREEMENT

          The terms and conditions set forth herein contain the entire agreement between the
     Company and Employee, and supersede any and all prior agreements or understandings (whether express or implied) between the Parties with respect to the matters set forth herein.


     XXIII.  SURVIVAL

          Articles I, II, IX, X, XI, XIX, and XXIII shall survive any expiration or termination of this
     Agreement.





     XXIV.  TERM

          The term of this Agreement shall begin on the Effective Date and shall end on the date on which Mylan makes the last payment to which it is obligated hereunder.


     XXV. AWARD OF ADDITIONAL RETIREMENT BENEFITS

          25.1 The Company may increase the retirement benefit to which Employee is entitled under Article III.  Any such increases shall be subject to the following conditions:

          (a)  the maximum benefit to which Employee is entitled under Article III shall not exceed one hundred fifty thousand dollars ($150,000.00) per year for ten (10) years;

          (b)  no increases shall be granted earlier than April 1, 2000;

          (c)  any increase shall be expensed for accounting purposes at the time it is granted;

          (d)  the Company's obligation to pay the increased benefit to Employee, if and when such increases are awarded shall be subject to all the terms and conditions set forth herein; and

          (e)  the inclusion herein of any increase in Employee's retirement benefit shall become effective upon Employee's receipt of a notice from the Company informing him of the additional benefit.

          IN WITNESS of their agreement to the terms and conditions set forth herein the Company and Employee have caused the following signatures to be affixed hereto:


     MYLAN LABORATORIES INC.       RODERICK P. JACKSON


     BY:________________________        BY:________________________


     TITLE:_____________________        DATE:______________________


     DATE:______________________


     EXHIBIT A

                         ACKNOWLEDGEMENT


          I, Roderick P. Jackson, hereby acknowledge and understand that I have been given the opportunity to review and discuss the terms of the Agreement with an Advisor of my choice prior to signing the Agreement.  I have decided that it is not necessary for me to discuss this matter with an Advisor, and therefore I decline the opportunity to do so.

          No one has discouraged me or otherwise attempted to influence me with regard to my decision to decline the opportunity to discuss this matter with my Advisors.  My refusal of this offer is entirely my own and is made without any reservation or conditions whatsoever.



     WITNESSED BY:

     __________________  DATE:_________      BY:__________________ DATE:________

     __________________  DATE:_________















                  RETIREMENT BENEFIT AGREEMENT



          This Retirement Benefit Agreement (the "Agreement") is entered into on this 14th day of
     March, 1995 (the "Effective Date") by and between:

                                   Mylan Laboratories Inc.,
                                   a Pennsylvania Corporation,
                                   with offices located at
                                   781 Chestnut Ridge Road,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Mylan" or "Company").

     and

                                   Louis J. DeBone,
                                   an employee of Mylan
                                   who resides at
                                   4 Poplar Woods Drive,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Employee" or "DeBone").

          WHEREAS the Company and Employee, in recognition of Employee 's long and valuable contribution to the success of the Company, entered into a Salary Continuation Agreement on April
     1, 1989; and

          WHEREAS Employee continues to perform valuable services for the Company; and

          WHEREAS in recognition of his continuing service to Mylan, the Company wishes to provide Employee with financial assistance with respect to certain Contingencies, in addition to that provided for in said April 1, 1989 Agreement; and

          WHEREAS the Company and Employee wish to RESCIND, and to REPLACE said
     Salary Continuation Agreement with this Agreement;


          WITNESSETH THEREFORE that in consideration of the additional benefits provided for hereunder, the premises and covenants set forth herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Company and Employee, intending to be legally bound, agree as follows:



     I.   DEFINITIONS

          Whenever used in the Agreement the following terms shall be defined as follows:

          (a)  "Advisor" or "Advisors" shall mean with respect to Employee any person including lawyers, accountants, estate planners and others, with whom he may wish to review and discuss the matters set forth herein.

          (b)  "Agreement" shall mean this Retirement Benefit Agreement which is entered into on the 14th day of March, 1995.

          (c)  "At-Will" shall mean with respect to the period of DeBone's employment with
     Mylan, that the Company is under no obligation to continue to employ DeBone for any period of time, and can terminate his employment at any time without notice, subject to certain statutory and regulatory requirements; and that Employee is under no obligation to remain employed by the
     Company, and can terminate his employment with Mylan at any time, without notice.

          (d)  "Change of Control" shall mean:

               (1)  The acquisition (other than from the Company) by any person, entity or
     "group", within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934
     (the "Exchange Act"), excluding, for this purpose, the Company or its subsidiaries, or any employee benefit plan of the Company or its subsidiaries which acquires beneficial ownership of voting securities of the Company (within the meaning of Rule 13d-3 promulgated under the
     Exchange Act), or legal ownership of 20% or more of either the then outstanding shares of common stock or the combined voting power of the Company's then outstanding voting securities entitled to vote generally in the election of directors; or

               (2)  Individuals who, as of the date hereof, constitute the Board (as of the date hereof the "Incumbent Board") cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director subsequent to the date hereof whose election, or nomination for election, by the Company's shareholders was approved by a vote of at least a majority of the directors then comprising the Incumbent Board (other than an election or nomination of an individual whose initial assumption of office is in connection with an actual or threatened election contest relating to the election of the Directors of the Company, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) shall be, for purposes of this Agreement, considered as though such person were a member of the Incumbent
     Board; or

               (3)  Approval by the shareholders of the Company of a reorganization, merger, consolidation, or other action with respect to which persons who were the shareholders of the
     Company immediately prior to such reorganization, merger or consolidation, or other action do not, immediately thereafter, own more than 50% of the combined voting power entitled to vote generally in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities, or of the sale of all or substantially all of the assets of the Company.

          (e)  "Contingency" shall mean Retirement or death.

          (f)  "Mylan" or "Company" shall mean Mylan Laboratories Inc., its subsidiaries and affiliates.

          (g)  "Net Present Value" ("NPV") shall mean the present value at any given time of the benefit to be paid, discounted at seven percent (7%) per annum.

          (h)  "Party" or "Parties" shall mean the Company or Employee, or both the Company and Employee depending upon which term is required by the context in which it is used.

          (i)  "Retire" or "Retirement" shall mean the day and date on which DeBone's employment with the Company is terminated by either Party for any reason other than death of the
     Employee.

          (j)  "Successor" shall mean any person, partnership, limited partnership, joint-venture, corporation, trust or any other entity or organization who, subsequent to the Effective Date, comes into possession of or acquires, either directly or indirectly, all or substantially all of the Company's business, assets or voting stock, or the right to direct the business activities and practices of the
     Company.
     B

     II.  RESCISSION OF PRIOR AGREEMENT

          The Salary Continuation Agreement entered into by the Parties on April 1, 1989 and any and all other agreements, express or implied, which may have been entered into by them prior to the execution of this Agreement, including by way of example and not of limitation, any agreement which addresses or is related to salary continuation, deferred compensation, employment, or similar matters (excluding agreements related to stock options) are hereby RESCINDED by the mutual consent of the Parties hereto upon execution of this Agreement.

          THEREFORE THE PARTIES ACKNOWLEDGE THAT ANY RIGHTS AND
               OBLIGATIONS SET FORTH IN ANY SUCH AGREEMENT, WHETHER
               EXPRESS OR IMPLIED, ARE FOREVER WAIVED, NULL AND VOID, AND
               UNENFORCEABLE AT LAW OR IN EQUITY.




     III. RETIREMENT

          3.1 Upon his Retirement from the Company, and if he is eligible to receive payments as provided for elsewhere herein, Employee shall receive an annual retirement benefit equal to the amount set forth below.

          3.2  Should Employee Retire after the Effective Date but on or before March 31, 1996 he shall receive thirty six thousand dollars ($36,000.00) each year for ten (10) years.

          3.3  Should Employee Retire after March 31, 1996 but on or before March 31, 1997 he shall receive seventy thousand dollars ($70,000.00) each year for ten (10) years.

          3.4  Should Employee Retire after March 31, 1997 but on or before March 31, 1998 he shall receive eighty thousand dollars ($80,000.00) each year for ten (10) years.

          3.5  Should Employee Retire after March 31, 1998 but on or before March 31, 1999 he shall receive ninety thousand dollars ($90,000.00) each year for ten (10) years.

          3.6  Should Employee Retire after March 31, 1999 he shall receive one hundred thousand dollars ($100,000.00) each year for ten (10) years.

          3.7  Should Employee become unable to perform the material and substantial duties of his position prior to March 31, 1999, he shall receive, pursuant to  4.1, one hundred thousand dollars ($100,000.00) each year for ten (10) years in lieu of any benefit specified in Sections 3.2 through 3.6 hereof.

          3.8  The Company shall pay the amount due hereunder in equal or substantially equal monthly installments.  The first of any such payments shall be made on the first day of the month following the month in which Employee Retires, and each subsequent payment shall be made on the first day of each successive month until Mylan's obligations with respect to such payments have been satisfied.

          3.9  However, upon the written request of the Employee, Mylan may pay to Employee the NPV of any amount, or of the balance of any such amount, to which he is entitled hereunder in a lump-sum payment.  If the Company grants the request for a lump sum payment, said payment shall be paid within thirty (30) days of the date of Employee's request.


     IV.   CAPACITY TO PERFORM DUTIES

          4.1       The certification of a licensed physician selected by the Company as to Employee's inability to perform the material and substantial duties of his position shall be conclusive with respect to his status regarding the application of  3.7 hereof.

     V.   DEATH BENEFIT

          5.1  The Company shall maintain for Employee's benefit during his employment with the Company life insurance policies in the aggregate amount of one million two hundred fifty thousand dollars ($1,250,000.00).

          5.2  If the Employee's death occurs after Retirement, but before having received the entire benefit provided for under Article III hereof, the balance of the payments due thereunder shall be paid to Employee's beneficiary in a lump-sum payment equal to the NPV of the remaining payments.


     VI.  EFFECT OF CHANGE OF CONTROL

          6.1  Upon a Change of Control DeBone shall receive, in lieu of the annual payments provided for under Article III, the NPV of One Hundred Thousand Dollars ($100,000.00) per year for ten (10) years; provided DeBone is employed by the Company at or immediately prior to the
     Change of Control.

          6.2  If a Change of Control occurs after his retirement, but before having received the entire benefit provided for under Article III hereof, the balance of the payments due thereunder shall be paid to Employee in a lump-sum payment equal to the NPV of the remaining payments.


     VII.      SUCCESSORSHIP

          This Agreement in its entirety shall be binding upon and enforceable against the Company and its Successors.


     VIII.     NO DUPLICATION OF PAYMENTS

          Notwithstanding anything to the contrary which may be set forth elsewhere herein, under no circumstances is Employee or his beneficiary entitled to take benefits under more than any one article included in this Agreement.


     IX.  EMPLOYEE CONDUCT WITH RESPECT TO COMPETITORS

          9.1  Employee agrees that he will not, without the prior written consent of the Company, directly or indirectly, whether as an employee, officer, director, independent contractor, consultant, stockholder, partner or otherwise, engage in or assist others to engage in or have any interest in any business which competes with the Company in any geographic area in which the Company markets or has marketed its products during the year preceding termination of DeBone's employment for the greater of:

          (a)  the period during which Employee receives monthly payments under this Agreement;
     or

          (b)  three (3) years following his receipt of a lump-sum payment hereunder.

          9.2  Notwithstanding anything to the contrary set forth elsewhere herein, stock ownership in a competing business shall not be a breach of this Agreement, provided such stock is traded on a national exchange.

          9.3  The Parties agree and acknowledge that the time, scope and geographic area and other provisions of this Agreement have been specifically negotiated by the Parties, and Employee specifically hereby agrees that such time, scope and geographic area and other provisions are reasonable under these circumstances.  Employee further agrees that if, despite the express agreement of the Parties to this Agreement, a court should hold any portion of this
     Agreement unenforceable for any reason, the maximum restrictions of time, scope and geographic area reasonable under the circumstances, as determined by the court, will be substituted for the restrictions herein which such court may find to be unreasonable or unenforceable.

          9.4  The Parties acknowledge that the breach of  10.1 will be such that the Company will not have an adequate remedy at law because the rights of the Company under this Agreement are of a specialized and unique character, and that immediate and irreparable damage will result to the
     Company if Employee breaches his obligations under  10.1.  The Company may, in addition to any other remedies and damages available, seek an injunction in the courts of the State of West
     Virginia and the United States District Court for the Northern District of West Virginia to restrain any such breach.  Employee represents and warrants that his expertise and capabilities are such that his obligations under  10.1 will not prevent him from earning a living.


     X.   CONSULTING SERVICES

          10.1 During the five (5) year period beginning on the day following Employee's
     Retirement he shall, at the request of the Company, act in the capacity of a consultant for the
     Company, performing such services as may be consistent with those performed by him during his
     Employee's employment.   These services may be designated by the President of the
     Company, or his authorized representative, and shall be reasonable in scope duration and frequency.
     [B


          10.2 The Company shall pay the Employee for such consulting services an hourly rate to be determined by the Parties at such time, but not less than one hundred fifty dollars ($150.00)
     per hour, payable monthly.

          10.3 In addition to the foregoing, the Company shall reimburse the Employee monthly for any and all out-of-pocket expenses incurred by the Employee directly for the benefit of the business of the Company.


     XI.  ELIGIBILITY FOR PAYMENT

          11.1 Any and all payments due hereunder, may be denied if not already begun, or terminated if they have begun, if in the Company's sole judgment Employee is either not eligible for such payments, or once such payments have begun is found to be or found to have been ineligible.

          11.2 Employee shall not be eligible for any payments hereunder if the Company, in its sole discretion, finds that during or subsequent to his employment with the Company he:

          (a)  breaches, or has breached any term, provision or obligation enumerated herein;

          (b)  committed any act by commission or omission which materially and substantially adversely affects the Company's business or reputation; or

          (c)  is convicted of any violation of the Federal Food, Drug and Cosmetic Act, or the violation of any other statute of material relevance to the Company's business.

          11.3 Should Employee be paid any benefits hereunder and thereafter be found ineligible, or to have been ineligible, he must return to the Company that portion of the benefit paid to him for the period of his ineligibility.


     XII. RIGHT TO CONFER

          12.1  Employee shall have the right, but not the obligation to:

               (a)  Confer with any Advisor of his choice prior to signing the Agreement; and
               (b)  Provide his Advisors with a true and complete copy of the Agreement, and any other pertinent documents which may be of assistance to his Advisors.



          12.2  Should Employee decline the right to confer with his Advisors prior to executing this Agreement he shall execute an acknowledgement of same which shall then be incorporated herein by reference.  (See Exhibit A)


     XIII.     NO PROMISE OF CONTINUED EMPLOYMENT

          13.1 Employee acknowledges his employment with the Company is AT-WILL.

          13.2 Nothing set forth herein shall constitute or be construed as a contract of employment except in so far as provided for under  13.1 hereof.


     XIV. RESTRICTION OF ALIENABILITY

          Benefits payable to the Employee or beneficiary shall not be subject to assignment, transfer, attachment, execution, garnishment, sequestration, or any other seizure under any legal or equitable process, whether on account of the Employee's or beneficiary's act or by operation of the law.


     XV.  CONTRACT ADMINISTRATOR

          The Director of Taxation and Accounting of the Company, or other officer of Mylan designated by the Executive Committee of the Company is hereby named the Contract
     Administrator for purposes of assuring compliance with the terms and conditions set forth herein.


     XVI. MODIFICATION

          This Agreement may not be changed, amended or otherwise modified other than by a written statement; Provided, such statement is signed by both Parties, expresses their intent to change the Agreement, and specifically describes such changes.


     XVII. HEADINGS

          Except when referenced in the body of this Agreement article headings are set forth herein for the purpose of convenience only.  Such headings shall not be considered or otherwise referred to when any question or issue arises with respect to the application or interpretation of any term or condition set forth herein.


     XVIII. COUNTERPARTS

          This Agreement may be executed in two or more counterparts, each of which is to be considered an original, and taken together as one and the same document.


     XIX. GOVERNING LAW

          Any an all actions between the Parties regarding the interpretation or application of any term or provision set forth herein shall be governed by and interpreted in accordance with the substantive laws, and not the law of conflicts, of the State of West Virginia.  The Company and
     Employee each do hereby respectively consent and agree that the courts of the State of West
     Virginia shall have jurisdiction, and venue shall properly lie with the courts of the State of West
     Virginia, with respect to any and all actions brought hereunder.

     XX. SINGULAR OR PLURAL

          The singular form of any noun or pronoun shall include the plural when the context in which such word is used is such that it is apparent the singular is intended to include the plural and vice versa.

     XXI. ASSIGNMENT

          The Agreement may not be assigned by either Party, without the written authorization of the other Party.  A Successor shall not be considered an assignee for purposes of this Article.


     XXII. ENTIRE AGREEMENT

          The terms and conditions set forth herein contain the entire agreement between the
     Company and Employee, and supersede any and all prior agreements or understandings (whether express or implied) between the Parties with respect to the matters set forth herein.


     XXIII.  SURVIVAL

          Articles I, II, IX, X, XI, XIX, and XXIII shall survive any expiration or termination of this
     Agreement.

     XXIV.  TERM

          The term of this Agreement shall begin on the Effective Date and shall end on the date on which Mylan makes the last payment to which it is obligated hereunder.

          IN WITNESS of their agreement to the terms and conditions set forth herein the Company and Employee have caused the following signatures to be affixed hereto:


     MYLAN LABORATORIES INC.       LOUIS J. DEBONE


     BY:________________________        BY:________________________


     TITLE:_____________________        DATE:______________________


     DATE:______________________

                                                             EXHIBIT A

                         ACKNOWLEDGEMENT


          I, Louis J. DeBone, hereby acknowledge and understand that I have been given the opportunity to review and discuss the terms of the Agreement with an Advisor of my choice prior to signing the Agreement.  I have decided that it is not necessary for me to discuss this matter with an Advisor, and therefore I decline the opportunity to do so.

          No one has discouraged me or otherwise attempted to influence me with regard to my decision to decline the opportunity to discuss this matter with my Advisors.  My refusal of this offer is entirely my own and is made without any reservation or conditions whatsoever.



     WITNESSED BY:

     __________________  DATE:_________      BY:__________________ DATE:________

     __________________  DATE:_________












                  (d) Employment contract with Milan Puskar dated April 28, 1983, as amended to date, filed as Exhibit 10(e) to Form 10-K for fiscal year ended March 31,
                       1993 and incorporated herein by reference.

                   (e) Split Dollar Life Insurance Arrangement with McKnight Irrevocable Trust filed as Exhibit 10(g) to Form 10-K for fiscal year ended March 31, 1994 and incorporated herein by reference.

                   (f) 1992 Nonemployee Director Stock Option Plan filed as Exhibit 10(g) to
                       Form 10-K for fiscal year ended March 31, 1993 and incorporated herein by reference.

                   (g) "Service Benefit Agreement" with Laurence S. DeLynn, John C. Gaisford,
                       M.D., Richard A. Graciano and Robert W. Smiley, Esq. each dated
                       January 27, 1995 and filed herewith.



                 SERVICE BENEFIT AGREEMENT


          This  Service Benefit Agreement (the "Agreement") is entered into on this 27th day of
     January, 1995 (the "Effective Date") by and between:

                                   Mylan Laboratories Inc.,
                                   a Pennsylvania Corporation,
                                   with offices located at
                                   781 Chestnut Ridge Road,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Mylan" or "Company").

     and

                                   Laurence S. DeLynn,
                                   a Director of Mylan
                                   who resides at
                                   113 Maple Avenue,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Director or "DeLynn").


          WHEREAS Director has and continues to perform valuable services for the Company; and

          WHEREAS in recognition of Director's past and continuing service to Mylan, the Company wishes to provide him with financial assistance with respect to certain Contingencies;
          WITNESSETH THEREFORE that in consideration of the benefits to be provided hereunder, the premises and covenants set forth herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Company and Director, intending to be legally bound, agree as follows:


     I.   DEFINITIONS

          Whenever used in the Agreement the following terms shall be defined as follows:

          (a)  "Advisor" or "Advisors" shall mean with respect to Director any person including lawyers, accountants, estate planners and others, with whom he may wish to review and discuss the matters set forth herein.
     (b)  "Agreement" shall mean this Service Benefit Agreement which is entered into on the 27th day of January, 1995.

          (c)  "Contingency" shall mean retirement or death.

          (d)  "Mylan" or "Company" shall mean Mylan Laboratories Inc., its subsidiaries and affiliates.

          (e)  "Net Present Value" ("NPV") shall mean the present value at any given time of the entire benefit to be paid, discounted at seven percent (7%) per annum.

          (f)  "Party" or "Parties" shall mean the Company or Director, or both the Company and
     Director depending upon which term is required by the context in which it is used.

          (g)  "Successor" shall mean any person, partnership, limited partnership, joint-venture, corporation, trust or any other entity or organization who, subsequent to the Effective Date, comes into possession of or acquires, either directly or indirectly, all or substantially all of the Company's business, assets or voting stock, or the right to direct the business activities and practices of the
     Company.

          (h)  "Termination of Service" shall mean the day and date on which Director's service to the Company is terminated by either Party for any reason other than death of the Director.


     II. TERMINATION OF SERVICE

          2.1 Upon his Termination of Service to the Company, and if he is eligible to receive payments as provided for elsewhere herein, Director shall receive an annual benefit equal to the amount set forth below.

          2.2  Should Director cease to serve as a director of Mylan after the Effective Date he shall receive eighteen thousand dollars ($18,000.00) each year for ten (10) years.

          2.3  The Company shall pay each of the ten (10) annual payments due hereunder in twelve (12) equal or substantially equal installments.  The first of any such payments shall be made on the first day of the month following the month in which Director ceases to serve as a director of Mylan, and each subsequent payment shall be made on the first day of each successive month until Mylan's obligations with respect to such payments have been satisfied.
          2.4  However, upon the written request of the Director, Mylan may pay to him the NPV of any amount, or of the balance of any such amount, to which he is entitled hereunder in a lump-sum payment.
     Said payment shall be paid within thirty (30) days of the date of Director's request for such payment.
III. DEATH BENEFIT

          3.1  If the Director's death occurs prior to his Termination of Service his beneficiary shall receive, in a lump-sum payment, the NPV of the benefit to which Director was entitled under
      2.2 hereof.

          3.2  If Director's death occurs after Termination of Service his beneficiary shall receive, in a lump-sum payment, the NPV of the remaining benefits to which Director was entitled under
      2.2 hereof at the time of his death.


     IV.  SUCCESSORSHIP

          This Agreement in its entirety shall be binding upon and enforceable against the Company and its Successors.


     V.   NO DUPLICATION OF PAYMENTS

          Notwithstanding anything to the contrary which may be set forth elsewhere herein, under no circumstances is Director or his beneficiary entitled to take benefits under more than any one article included in this Agreement.


     VI.  ELIGIBILITY FOR PAYMENT

          6.1  Any and all payments due hereunder, may be denied if not already begun, or terminated if they have begun, if in the Company's sole judgment Director is either not eligible for such payments, or once such payments have begun is found to be or found to have been ineligible.

          6.2  Director shall not be eligible for any payments hereunder if the Company, in its sole discretion, finds that during or subsequent to his service to the Company he:

          (a)  breaches, or has breached any term, provision or obligation enumerated herein;

          (b)  committed any act by commission or omission which materially and substantially adversely affects the Company's business or reputation; or

          (c)  is convicted of any violation of the Federal Food, Drug and Cosmetic Act, or the violation of any other statute relevant to the Company's business.



          6.3  Should Director be paid any benefits hereunder and thereafter be found ineligible, or to have been ineligible, he must return to the Company that portion of the benefit paid to him for the period of his ineligibility.

     VII.      RIGHT TO CONFER

          7.1  Director shall have the right, but not the obligation to:

               (a)  Confer with any Advisor of his choice prior to signing the Agreement; and
               (b)  Provide his Advisors with a true and complete copy of the Agreement, and any other pertinent documents which may be of assistance to his Advisors.

          7.2  Should Director decline the right to confer with his Advisors prior to executing this
     Agreement he shall execute an acknowledgement of same which shall then be incorporated herein by reference.  (See Exhibit A)


     VIII.     CONTRACT ADMINISTRATOR

          The Director of Taxation and Accounting of the Company, or other officer of Mylan designated by the Executive Committee of the Company is hereby named the Contract
     Administrator for purposes of assuring compliance with the terms and conditions set forth herein.


     IX.  MODIFICATION

          This Agreement may not be changed, amended or otherwise modified other than by a written statement; Provided, such statement is signed by both Parties, expresses their intent to change the Agreement, and specifically describes such changes.


     X. HEADINGS

          Except when referenced in the body of this Agreement article headings are set forth herein for the purpose of convenience only.  Such headings shall not be considered or otherwise referred to when any question or issue arises with respect to the application or interpretation of any term or condition set forth herein.

     XI. COUNTERPARTS

          This Agreement may be executed in two or more counterparts, each of which is to be considered an original, and taken together as one and the same document.


     XII. GOVERNING LAW

          Any an all actions between the Parties regarding the interpretation or application of any term or provision set forth herein shall be governed by and interpreted in accordance with the substantive laws, and not the law of conflicts, of the Commonwealth of Pennsylvania.  The
     Company and Director each do hereby respectively consent and agree that the courts of the
     Commonwealth of Pennsylvania shall have jurisdiction, and venue shall properly lie with the courts of the Commonwealth of Pennsylvania, with respect to any and all actions brought hereunder.


     XIII. SINGULAR OR PLURAL

          The singular form of any noun or pronoun shall include the plural when the context in which such word is used is such that it is apparent the singular is intended to include the plural and vice versa.


     XIV. ASSIGNMENT

          The Agreement may not be assigned by either Party, without the written authorization of the other Party.  A Successor shall not be considered an assignee for purposes of this Article.


     XV. ENTIRE AGREEMENT

          The terms and conditions set forth herein contain the entire agreement between the
     Company and Director, and supersede any and all prior agreements or understandings (whether express or implied) between the Parties with respect to the matters set forth herein.


     XVI.  SURVIVAL

          Articles I, VI, XII and XVI shall survive any expiration or termination of this Agreement.

     XVII.  TERM

     The term of this Agreement shall begin on the Effective Date and shall end on the date on which
     Mylan makes the last payment to which it is obligated hereunder.


          IN WITNESS of their agreement to the terms and conditions set forth herein the Company and Director have caused the following signatures to be affixed hereto:


     MYLAN LABORATORIES INC.       LAURENCE S. DELYNN


     BY:________________________        BY:________________________


     TITLE:_____________________        DATE:______________________


     DATE:______________________

                                                  EXHIBIT A

                         ACKNOWLEDGEMENT


          I, Laurence S. DeLynn, hereby acknowledge and understand that I have been given the opportunity to review and discuss the terms of the Agreement with an Advisor of my choice prior to signing the Agreement.  I have decided that it is not necessary for me to discuss this matter with an Advisor, and therefore I decline the opportunity to do so.

          No one has discouraged me or otherwise attempted to influence me with regard to my decision to decline the opportunity to discuss this matter with my Advisors.  My refusal of this offer is entirely my own and is made without any reservation or conditions whatsoever.



     WITNESSED BY:

     __________________  DATE:_________      BY:__________________ DATE:________

     __________________  DATE:_________














                    SERVICE BENEFIT AGREEMENT


          This  Service Benefit Agreement (the "Agreement") is entered into on this 27th day of
     January, 1995 (the "Effective Date") by and between:


                                   Mylan Laboratories Inc.,
                                   a Pennsylvania Corporation,
                                   with offices located at
                                   781 Chestnut Ridge Road,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Mylan" or "Company").
     and

                                   John C. Gaisford, M.D.,
                                   a Director of Mylan
                                   who resides at
                                   910 Waldhiem Road West,
                                   Pittsburgh, PA 15215
                                   (hereinafter referred to as
                                   "Director or "Gaisford").


          WHEREAS Director has and continues to perform valuable services for the Company; and

          WHEREAS in recognition of his past and continuing service to Mylan, the Company wishes to provide him with financial assistance with respect to certain Contingencies;

          WITNESSETH THEREFORE that in consideration of the benefits to be provided hereunder, the premises and covenants set forth herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Company and Director, intending to be legally bound, agree as follows:

     I.   DEFINITIONS

          Whenever used in the Agreement the following terms shall be defined as follows:

          (a)  "Advisor" or "Advisors" shall mean with respect to Director any person including lawyers, accountants, estate planners and others, with whom he may wish to review and discuss the matters set forth herein.
     (b)  "Agreement" shall mean this Service Benefit Agreement which is entered into on the 27th day of January, 1995.

          (c)  "Contingency" shall mean retirement or death.

          (d)  "Mylan" or "Company" shall mean Mylan Laboratories Inc., its subsidiaries and affiliates.

          (e)  "Net Present Value" ("NPV") shall mean the present value at any given time of the entire benefit to be paid, discounted at seven percent (7%) per annum.

          (f)  "Party" or "Parties" shall mean the Company or Director, or both the Company and
     Director depending upon which term is required by the context in which it is used.

          (g)  "Successor" shall mean any person, partnership, limited partnership, joint-venture, corporation, trust or any other entity or organization who, subsequent to the Effective Date, comes into possession of or acquires, either directly or indirectly, all or substantially all of the Company's business, assets or voting stock, or the right to direct the business activities and practices of the
     Company.

          (h)  "Termination of Service" shall mean the day and date on which Director's service to the Company is terminated by either Party for any reason other than death of the Director.


     II. TERMINATION OF SERVICE

          2.1 Upon his Termination of Service to the Company, and if he is eligible to receive payments as provided for elsewhere herein, Director shall receive an annual benefit equal to the amount set forth below.

          2.2  Should Director cease to serve as a director of Mylan after the Effective Date he shall receive six thousand dollars ($6,000.00) each year for ten (10) years.

          2.3  The Company shall pay each of the ten (10) annual payments due hereunder in twelve (12) equal or substantially equal installments.  The first of any such payments shall be made on the first day of the month following the month in which Director ceases to serve as a director of Mylan, and each subsequent payment shall be made on the first day of each successive month until Mylan's obligations with respect to such payments have been satisfied.
          2.4  However, upon the written request of the Director, Mylan may pay to him the NPV of any amount, or of the balance of any such amount, to which he is entitled hereunder in a lump-sum payment.
     Said payment shall be paid within thirty (30) days of the date of Director's request for such payment.
III. AWARD OF ADDITIONAL RETIREMENT BENEFITS

          3.1  The Company may increase the retirement benefit to which Director is entitled under Article II.  Any such increases shall be subject to the following conditions:

          (a)  the maximum benefit to which Director is entitled under Article II shall not exceed eighteen thousand dollars ($18,000.00) per year for ten (10) years;

          (b)  no increases shall be granted earlier than April 1, 1996;

          (c)  any increase shall be expensed for accounting purposes at the time it is granted;

          (d)  the Company's obligation to pay the increased benefit to Director, if and when such increases are awarded shall be subject to all the terms and conditions set forth herein; and

          (e)  the inclusion herein of any increase in Director's retirement benefit shall become effective upon Director's receipt of a notice from the Company informing him of the additional benefit.


     IV.  DEATH BENEFIT

          4.1  If the Director's death occurs prior to his Termination of Service his beneficiary shall receive, in a lump-sum payment, the NPV of the benefit to which Director was entitled under
      2.2 hereof.

          4.2  If Director's death occurs after Termination of Service his beneficiary shall receive, in a lump-sum payment, the NPV of the remaining benefits to which Director was entitled under
      2.2 hereof at the time of his death.


     V.   SUCCESSORSHIP

          This Agreement in its entirety shall be binding upon and enforceable against the Company and its Successors.


     VI.  NO DUPLICATION OF PAYMENTS

          Notwithstanding anything to the contrary which may be set forth elsewhere herein, under no circumstances is Director or his beneficiary entitled to take benefits under more than any one article included in this Agreement.

VII.      ELIGIBILITY FOR PAYMENT

          7.1  Any and all payments due hereunder, may be denied if not already begun, or terminated if they have begun, if in the Company's sole judgment Director is either not eligible for such payments, or once such payments have begun is found to be or found to have been ineligible.

          7.2  Director shall not be eligible for any payments hereunder if the Company, in its sole discretion, finds that during or subsequent to his service to the Company he:

          (a)  breaches, or has breached any term, provision or obligation enumerated herein;

          (b)  committed any act by commission or omission which materially and substantially adversely affects the Company's business or reputation; or

          (c)  is convicted of any violation of the Federal Food, Drug and Cosmetic Act, or the violation of any other statute relevant to the Company's business.

          7.3  Should Director be paid any benefits hereunder and thereafter be found ineligible, or to have been ineligible, he must return to the Company that portion of the benefit paid to him for the period of his ineligibility.


     VIII.     RIGHT TO CONFER

          8.1  Director shall have the right, but not the obligation to:

               (a)  Confer with any Advisor of his choice prior to signing the Agreement; and
               (b)  Provide his Advisors with a true and complete copy of the Agreement, and any other pertinent documents which may be of assistance to his Advisors.

          8.2  Should Director decline the right to confer with his Advisors prior to executing this
     Agreement he shall execute an acknowledgement of same which shall then be incorporated herein by reference.  (See Exhibit A)


     IX.  CONTRACT ADMINISTRATOR

          The Director of Taxation and Accounting of the Company, or other officer of Mylan designated by the Executive Committee of the Company is hereby named the Contract
          Administrator for purposes of assuring compliance with the terms and conditions set forth herein.
X.   MODIFICATION

          This Agreement may not be changed, amended or otherwise modified other than by a written statement; Provided, such statement is signed by both Parties, expresses their intent to change the Agreement, and specifically describes such changes.


     XI. HEADINGS

          Except when referenced in the body of this Agreement article headings are set forth herein for the purpose of convenience only.  Such headings shall not be considered or otherwise referred to when any question or issue arises with respect to the application or interpretation of any term or condition set forth herein.


     XII. COUNTERPARTS

          This Agreement may be executed in two or more counterparts, each of which is to be considered an original, and taken together as one and the same document.


     XIII. GOVERNING LAW

          Any an all actions between the Parties regarding the interpretation or application of any term or provision set forth herein shall be governed by and interpreted in accordance with the substantive laws, and not the law of conflicts, of the Commonwealth of Pennsylvania.  The
     Company and Director each do hereby respectively consent and agree that the courts of the
     Commonwealth of Pennsylvania shall have jurisdiction, and venue shall properly lie with the courts of the Commonwealth of Pennsylvania, with respect to any and all actions brought hereunder.


     XIV. SINGULAR OR PLURAL

          The singular form of any noun or pronoun shall include the plural when the context in which such word is used is such that it is apparent the singular is intended to include the plural and vice versa.


     XV.  ASSIGNMENT

          The Agreement may not be assigned by either Party, without the written authorization of the other Party.  A Successor shall not be considered an assignee for purposes of this Article.
XVI. ENTIRE AGREEMENT

          The terms and conditions set forth herein contain the entire agreement between the
     Company and Director, and supersede any and all prior agreements or understandings (whether express or implied) between the Parties with respect to the matters set forth herein.


     XVII.  SURVIVAL

          Articles I, VII, XIII and XVII shall survive any expiration or termination of this Agreement.


     XVIII.  TERM

     The term of this Agreement shall begin on the Effective Date and shall end on the date on which
     Mylan makes the last payment to which it is obligated hereunder.

          IN WITNESS of their agreement to the terms and conditions set forth herein the Company and Director have caused the following signatures to be affixed hereto:


     MYLAN LABORATORIES INC.       JOHN C. GAISFORD, M.D.


     BY:________________________        BY:________________________


     TITLE:_____________________        DATE:______________________


     DATE:______________________

                                                  EXHIBIT A

                          ACKNOWLEDGEMENT


     I, John C. Gaisford, M.D., hereby acknowledge and understand that I have been given the opportunity to review and discuss the terms of the Agreement with an Advisor of my choice prior to signing the Agreement.  I have decided that it is not necessary for me to discuss this matter with an Advisor, and therefore I decline the opportunity to do so.

     No one has discouraged me or otherwise attempted to influence me with regard to my decision to decline the opportunity to discuss this matter with my Advisors.  My refusal of this offer is entirely my own and is made without any reservation or conditions whatsoever.



    WITNESSED BY:

    __________________  DATE:_________       BY:__________________ DATE:________

    __________________  DATE:_________














                    SERVICE BENEFIT AGREEMENT


          This  Service Benefit Agreement (the "Agreement") is entered into on this 27th day of
     January, 1995 (the "Effective Date") by and between:

                                   Mylan Laboratories Inc.,
                                   a Pennsylvania Corporation,
                                   with offices located at
                                   781 Chestnut Ridge Road,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Mylan" or "Company").

     and

                                   Richard A. Graciano,
                                   a Director of Mylan
                                   who resides at
                                   3302 Scathelock Road,
                                   Pittsburgh, PA 15235
                                   (hereinafter referred to as
                                   "Director or "Graciano").


          WHEREAS Director has and continues to perform valuable services for the Company; and

          WHEREAS in recognition of Director's past and continuing service to Mylan, the Company wishes to provide him with financial assistance with respect to certain Contingencies;
          WITNESSETH THEREFORE that in consideration of the benefits to be provided hereunder, the premises and covenants set forth herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Company and Director, intending to be legally bound, agree as follows:


     I.   DEFINITIONS

          Whenever used in the Agreement the following terms shall be defined as follows:

          (a)  "Advisor" or "Advisors" shall mean with respect to Director any person including lawyers, accountants, estate planners and others, with whom he may wish to review and discuss the matters set forth herein.
     (b)  "Agreement" shall mean this Service Benefit Agreement which is entered into on the 27th day of January, 1995.

          (c)  "Contingency" shall mean retirement or death.

          (d)  "Mylan" or "Company" shall mean Mylan Laboratories Inc., its subsidiaries and affiliates.

          (e)  "Net Present Value" ("NPV") shall mean the present value at any given time of the entire benefit to be paid, discounted at seven percent (7%) per annum.

          (f)  "Party" or "Parties" shall mean the Company or Director, or both the Company and
     Director depending upon which term is required by the context in which it is used.

          (g)  "Successor" shall mean any person, partnership, limited partnership, joint-venture, corporation, trust or any other entity or organization who, subsequent to the Effective Date, comes into possession of or acquires, either directly or indirectly, all or substantially all of the Company's business, assets or voting stock, or the right to direct the business activities and practices of the
     Company.

          (h)  "Termination of Service" shall mean the day and date on which Director's service to the Company is terminated by either Party for any reason other than death of the Director.


     II. TERMINATION OF SERVICE

          2.1 Upon his Termination of Service to the Company, and if he is eligible to receive payments as provided for elsewhere herein, Director shall receive an annual benefit equal to the amount set forth below.

          2.2  Should Director cease to serve as a director of Mylan after the Effective Date he shall receive eighteen thousand dollars ($18,000.00) each year for ten (10) years.

          2.3  The Company shall pay each of the ten (10) annual payments due hereunder in twelve (12) equal or substantially equal installments.  The first of any such payments shall be made on the first day of the month following the month in which Director ceases to serve as a director of Mylan, and each subsequent payment shall be made on the first day of each successive month until Mylan's obligations with respect to such payments have been satisfied.
          2.4  However, upon the written request of the Director, Mylan may pay to him the NPV of any amount, or of the balance of any such amount, to which he is entitled hereunder in a lump-sum payment.
     Said payment shall be paid within thirty (30) days of the date of Director's request for such payment.
III. DEATH BENEFIT

          3.1  If the Director's death occurs prior to his Termination of Service his beneficiary shall receive, in a lump-sum payment, the NPV of the benefit to which Director was entitled under
      2.2 hereof.

          3.2  If Director's death occurs after Termination of Service his beneficiary shall receive, in a lump-sum payment, the NPV of the remaining benefits to which Director was entitled under
      2.2 hereof at the time of his death.


     IV.  SUCCESSORSHIP

          This Agreement in its entirety shall be binding upon and enforceable against the Company and its Successors.


     V.   NO DUPLICATION OF PAYMENTS

          Notwithstanding anything to the contrary which may be set forth elsewhere herein, under no circumstances is Director or his beneficiary entitled to take benefits under more than any one article included in this Agreement.


     VI.  ELIGIBILITY FOR PAYMENT

          6.1  Any and all payments due hereunder, may be denied if not already begun, or terminated if they have begun, if in the Company's sole judgment Director is either not eligible for such payments, or once such payments have begun is found to be or found to have been ineligible.

          6.2  Director shall not be eligible for any payments hereunder if the Company, in its sole discretion, finds that during or subsequent to his service to the Company he:

          (a)  breaches, or has breached any term, provision or obligation enumerated herein;

          (b)  committed any act by commission or omission which materially and substantially adversely affects the Company's business or reputation; or

          (c)  is convicted of any violation of the Federal Food, Drug and Cosmetic Act, or the violation of any other statute relevant to the Company's business.



          6.3  Should Director be paid any benefits hereunder and thereafter be found ineligible, or to have been ineligible, he must return to the Company that portion of the benefit paid to him for the period of his ineligibility.


     VII.      RIGHT TO CONFER

          7.1  Director shall have the right, but not the obligation to:

               (a)  Confer with any Advisor of his choice prior to signing the Agreement; and
               (b)  Provide his Advisors with a true and complete copy of the Agreement, and any other pertinent documents which may be of assistance to his Advisors.

          7.2  Should Director decline the right to confer with his Advisors prior to executing this
     Agreement he shall execute an acknowledgement of same which shall then be incorporated herein by reference.  (See Exhibit A)


     VIII.     CONTRACT ADMINISTRATOR

          The Director of Taxation and Accounting of the Company, or other officer of Mylan designated by the Executive Committee of the Company is hereby named the Contract
     Administrator for purposes of assuring compliance with the terms and conditions set forth herein.


     IX.  MODIFICATION

          This Agreement may not be changed, amended or otherwise modified other than by a written statement; Provided, such statement is signed by both Parties, expresses their intent to change the Agreement, and specifically describes such changes.


     X. HEADINGS

          Except when referenced in the body of this Agreement article headings are set forth herein for the purpose of convenience only.  Such headings shall not be considered or otherwise referred to when any question or issue arises with respect to the application or interpretation of any term or condition set forth herein.

     XI. COUNTERPARTS

          This Agreement may be executed in two or more counterparts, each of which is to be considered an original, and taken together as one and the same document.


     XII. GOVERNING LAW

          Any an all actions between the Parties regarding the interpretation or application of any term or provision set forth herein shall be governed by and interpreted in accordance with the substantive laws, and not the law of conflicts, of the Commonwealth of Pennsylvania.  The
     Company and Director each do hereby respectively consent and agree that the courts of the
     Commonwealth of Pennsylvania shall have jurisdiction, and venue shall properly lie with the courts of the Commonwealth of Pennsylvania, with respect to any and all actions brought hereunder.


     XIII. SINGULAR OR PLURAL

          The singular form of any noun or pronoun shall include the plural when the context in which such word is used is such that it is apparent the singular is intended to include the plural and vice versa.


     XIV. ASSIGNMENT

          The Agreement may not be assigned by either Party, without the written authorization of the other Party.  A Successor shall not be considered an assignee for purposes of this Article.


     XV. ENTIRE AGREEMENT

          The terms and conditions set forth herein contain the entire agreement between the
     Company and Director, and supersede any and all prior agreements or understandings (whether express or implied) between the Parties with respect to the matters set forth herein.


     XVI.  SURVIVAL

          Articles I, VI, XII and XVI shall survive any expiration or termination of this Agreement.

     XVII.  TERM

     The term of this Agreement shall begin on the Effective Date and shall end on the date on which
     Mylan makes the last payment to which it is obligated hereunder.


          IN WITNESS of their agreement to the terms and conditions set forth herein the Company and Director have caused the following signatures to be affixed hereto:


     MYLAN LABORATORIES INC.       RICHARD A. GRACIANO


     BY:________________________        BY:________________________


     TITLE:_____________________        DATE:______________________


     DATE:______________________

                                                  EXHIBIT A

                         ACKNOWLEDGEMENT


          I, Richard A. Graciano, hereby acknowledge and understand that I have been given the opportunity to review and discuss the terms of the Agreement with an Advisor of my choice prior to signing the Agreement.  I have decided that it is not necessary for me to discuss this matter with an Advisor, and therefore I decline the opportunity to do so.

          No one has discouraged me or otherwise attempted to influence me with regard to my decision to decline the opportunity to discuss this matter with my Advisors.  My refusal of this offer is entirely my own and is made without any reservation or conditions whatsoever.



     WITNESSED BY:

     __________________  DATE:_________      BY:__________________ DATE:________

     __________________  DATE:_________















                SERVICE BENEFIT AGREEMENT

          This  Service Benefit Agreement (the "Agreement") is entered into on this 27th day of
     January, 1995 (the "Effective Date") by and between:

                                   Mylan Laboratories Inc.,
                                   a Pennsylvania Corporation,
                                   with offices located at
                                   781 Chestnut Ridge Road,
                                   Morgantown, WV 26505
                                   (hereinafter referred to as
                                   "Mylan" or "Company").

     and

                                   Robert W. Smiley, Esq.,
                                   a Director of Mylan
                                   who resides at
                                   526 Sangree Road,
                                   Pittsburgh, PA 15237
                                   (hereinafter referred to as
                                   "Director or "Smiley").


          WHEREAS Director has and continues to perform valuable services for the Company; and

          WHEREAS in recognition of Director's past and continuing service to Mylan, the Company wishes to provide him with financial assistance with respect to certain Contingencies;
          WITNESSETH THEREFORE that in consideration of the benefits to be provided hereunder, the premises and covenants set forth herein, and other good and valuable consideration, the sufficiency of which is hereby acknowledged, the Company and Director, intending to be legally bound, agree as follows:


     I.   DEFINITIONS

          Whenever used in the Agreement the following terms shall be defined as follows:

          (a)  "Advisor" or "Advisors" shall mean with respect to Director any person including lawyers, accountants, estate planners and others, with whom he may wish to review and discuss the matters set forth herein.
     (b)  "Agreement" shall mean this Service Benefit Agreement which is entered into on the 27th day of January, 1995.

          (c)  "Contingency" shall mean retirement or death.

          (d)  "Mylan" or "Company" shall mean Mylan Laboratories Inc., its subsidiaries and affiliates.

          (e)  "Net Present Value" ("NPV") shall mean the present value at any given time of the entire benefit to be paid, discounted at seven percent (7%) per annum.

          (f)  "Party" or "Parties" shall mean the Company or Director, or both the Company and
     Director depending upon which term is required by the context in which it is used.

          (g)  "Successor" shall mean any person, partnership, limited partnership, joint-venture, corporation, trust or any other entity or organization who, subsequent to the Effective Date, comes into possession of or acquires, either directly or indirectly, all or substantially all of the Company's business, assets or voting stock, or the right to direct the business activities and practices of the
     Company.

          (h)  "Termination of Service" shall mean the day and date on which Director's service to the Company is terminated by either Party for any reason other than death of the Director.


     II. TERMINATION OF SERVICE

          2.1 Upon his Termination of Service to the Company, and if he is eligible to receive payments as provided for elsewhere herein, Director shall receive an annual benefit equal to the amount set forth below.

          2.2  Should Director cease to serve as a director of Mylan after the Effective Date he shall receive eighteen thousand dollars ($18,000.00) each year for ten (10) years.

          2.3  The Company shall pay each of the ten (10) annual payments due hereunder in twelve (12) equal or substantially equal installments.  The first of any such payments shall be made on the first day of the month following the month in which Director ceases to serve as a director of Mylan, and each subsequent payment shall be made on the first day of each successive month until Mylan's obligations with respect to such payments have been satisfied.
          2.4  However, upon the written request of the Director, Mylan may pay to him the NPV of any amount, or of the balance of any such amount, to which he is entitled hereunder in a lump-sum payment.
     Said payment shall be paid within thirty (30) days of the date of Director's request for such payment.

     III. DEATH BENEFIT

          3.1  If the Director's death occurs prior to his Termination of Service his beneficiary shall receive, in a lump-sum payment, the NPV of the benefit to which Director was entitled under
      2.2 hereof.

          3.2  If Director's death occurs after Termination of Service his beneficiary shall receive, in a lump-sum payment, the NPV of the remaining benefits to which Director was entitled under
      2.2 hereof at the time of his death.


     IV.  SUCCESSORSHIP

          This Agreement in its entirety shall be binding upon and enforceable against the Company and its Successors.


     V.   NO DUPLICATION OF PAYMENTS

          Notwithstanding anything to the contrary which may be set forth elsewhere herein, under no circumstances is Director or his beneficiary entitled to take benefits under more than any one article included in this Agreement.


     VI.  ELIGIBILITY FOR PAYMENT

          6.1  Any and all payments due hereunder, may be denied if not already begun, or terminated if they have begun, if in the Company's sole judgment Director is either not eligible for such payments, or once such payments have begun is found to be or found to have been ineligible.

          6.2  Director shall not be eligible for any payments hereunder if the Company, in its sole discretion, finds that during or subsequent to his service to the Company he:

          (a)  breaches, or has breached any term, provision or obligation enumerated herein;

          (b)  committed any act by commission or omission which materially and substantially adversely affects the Company's business or reputation; or

          (c)  is convicted of any violation of the Federal Food, Drug and Cosmetic Act, or the violation of any other statute relevant to the Company's business.

          6.3  Should Director be paid any benefits hereunder and thereafter be found ineligible, or to have been ineligible, he must return to the Company that portion of the benefit paid to him for the period of his ineligibility.


     VII.      RIGHT TO CONFER

          7.1  Director shall have the right, but not the obligation to:

               (a)  Confer with any Advisor of his choice prior to signing the Agreement; and
               (b)  Provide his Advisors with a true and complete copy of the Agreement, and any other pertinent documents which may be of assistance to his Advisors.

          7.2  Should Director decline the right to confer with his Advisors prior to executing this
     Agreement he shall execute an acknowledgement of same which shall then be incorporated herein by reference.  (See Exhibit A)


     VIII.     CONTRACT ADMINISTRATOR

          The Director of Taxation and Accounting of the Company, or other officer of Mylan designated by the Executive Committee of the Company is hereby named the Contract
     Administrator for purposes of assuring compliance with the terms and conditions set forth herein.


     IX.  MODIFICATION

          This Agreement may not be changed, amended or otherwise modified other than by a written statement; Provided, such statement is signed by both Parties, expresses their intent to change the Agreement, and specifically describes such changes.


     X. HEADINGS

          Except when referenced in the body of this Agreement article headings are set forth herein for the purpose of convenience only.  Such headings shall not be considered or otherwise referred to when any question or issue arises with respect to the application or interpretation of any term or condition set forth herein.


     XI. COUNTERPARTS

          This Agreement may be executed in two or more counterparts, each of which is to be considered an original, and taken together as one and the same document.


     XII. GOVERNING LAW

          Any an all actions between the Parties regarding the interpretation or application of any term or provision set forth herein shall be governed by and interpreted in accordance with the substantive laws, and not the law of conflicts, of the Commonwealth of Pennsylvania.  The
     Company and Director each do hereby respectively consent and agree that the courts of the
     Commonwealth of Pennsylvania shall have jurisdiction, and venue shall properly lie with the courts of the Commonwealth of Pennsylvania, with respect to any and all actions brought hereunder.


     XIII. SINGULAR OR PLURAL

          The singular form of any noun or pronoun shall include the plural when the context in which such word is used is such that it is apparent the singular is intended to include the plural and vice versa.


     XIV. ASSIGNMENT

          The Agreement may not be assigned by either Party, without the written authorization of the other Party.  A Successor shall not be considered an assignee for purposes of this Article.


     XV. ENTIRE AGREEMENT

          The terms and conditions set forth herein contain the entire agreement between the
     Company and Director, and supersede any and all prior agreements or understandings (whether express or implied) between the Parties with respect to the matters set forth herein.


     XVI.  SURVIVAL

          Articles I, VI, XII and XVI shall survive any expiration or termination of this Agreement.

     XVII.  TERM

     The term of this Agreement shall begin on the Effective Date and shall end on the date on which
     Mylan makes the last payment to which it is obligated hereunder.


          IN WITNESS of their agreement to the terms and conditions set forth herein the Company and Director have caused the following signatures to be affixed hereto:


     MYLAN LABORATORIES INC.       ROBERT W. SMILEY, ESQ.


     BY:________________________        BY:________________________


     TITLE:_____________________        DATE:______________________


     DATE:______________________

                                                  EXHIBIT A

                         ACKNOWLEDGEMENT


          I, Robert W. Smiley, hereby acknowledge and understand that I have been given the opportunity to review and discuss the terms of the Agreement with an Advisor of my choice prior to signing the Agreement.  I have decided that it is not necessary for me to discuss this matter with an Advisor, and therefore I decline the opportunity to do so.

          No one has discouraged me or otherwise attempted to influence me with regard to my decision to decline the opportunity to discuss this matter with my Advisors.  My refusal of this offer is entirely my own and is made without any reservation or conditions whatsoever.



     WITNESSED BY:

     __________________  DATE:_________      BY:__________________ DATE:________

     __________________  DATE:_________














             (13) Fiscal 1995 Annual Report to the Shareholders (only those portions which are incorporated in this Report by reference are being filed herewith).


Mylan Laboratories Inc. 1995 Annual Report

Mylan Laboratories Inc.
1030 Century Building
130 Seventh Street
Pittsburgh, Pennsylvania 15222

Description of Business

Mylan Laboratories Inc.
and its subsidiaries are engaged primarily in manufacturing a variety of pharmaceutical products in finished tablet, capsule and powder dosage forms.

TABLE OF CONTENTS

About the Cover                                                  1
Letter to Shareholders'                                          2
Company History                                                  4
Mylan Laboratories Incorporated                                  8
Mylan Pharmaceuticals Incorporated                               14
Mylan Incorporated                                               18
Dow Hickam Pharmaceuticals Incorporated                          22
Bertek Incorporated                                              26
Somerset Pharmaceuticals, Incorporated                           30
Financial Highlights                                             34
Selected Financial Data                                          36
Management's Discussion                                          37
Consolidated Balance Sheets                                      40
Consolidated Statements of Earnings                              42
Consolidated Statements of Shareholders' Equity                  43
Consolidated Statements of Cash Flows                            44
Notes to Consolidated Financial Statements                       46
Independent Auditors' Report                                     52
Market Prices                                                    52
Mylan Product Guide                                              53
Shareholder Information                                       Inside Back Cover
Directors and Officers                                        Inside Back Cover



About The Cover    This beautiful child is Natalie . . . and Natalie has Cystinosis! In a world of breakthrough chemical therapies, we often assume that the drugs we need will be there when we need them. Yet, for Natalie and roughly 400 other children worldwide who suffer from a rare genetic disorder known as Cystinosis, the availability of lifesaving medicines was, until recently, something that could never be taken for granted. In patients with Nephropathic Cystinosis, the protein called cystine accumulates in the body's tissues, forming crystalline deposits which disrupt cell functions with devastating results. Invariably, Cystinosis leads to a progressive decline in renal functions and . . . ultimately . . . to the development of end-stage renal failure by the close of the first decade of life. In the early 1970's, researchers discovered that drug therapy employing the chemical cysteamine could dramatically reduce or halt the accumulation of cystine in living cells. Yet, while limited quantities of cysteamine were available throughout the clinical research of pioneering physicians Dr. Jess Thoene of the University of Michigan, Dr.
Jerry Schneider of the University of California at San Diego and Dr. William Gahl of the
National Institutes of Health . . . efforts by pharmaceutical companies to develop an approved form of cysteamine were unsuccessful. Cysteamine was subsequently designated an orphan drug as defined under the Orphan Drug Act of 1983. Then, in August of 1992, Mylan assumed responsibility for developing the drug. In less than a year, Mylan's research team succeeded in creating a capsule form of cysteamine which represented a significant improvement over the investigational liquid. In August of 1993, Mylan submitted an orphan drug application to the
FDA, and was awarded a new drug approval in August of 1994. The new product, called
Cystagon(TM), will be marketed worldwide through a number of specialized agents. Natalie and her sister, Alexandra, enjoy playing together, laughing together and sharing childhood secrets. Now they can look forward to growing up together, laughing together and sharing adulthood secrets.
With the introduction of Cystagon(TM), Mylan is helping to transform the children of Cystinosis into "the children of hope"!

To Our Shareholders
     As we look back over the past twelve months and review its challenges and accomplishments, we are proud to report that fiscal 1995 has been a great year!
     Our record sales and earnings are the result of a family of dedicated employees going the extra step to make sure a quality product is ready to ship when our customers need it.
     We had five approvals from the FDA this past fiscal year, increasing our product line to
79 different compounds covering 23 therapeutic categories.
     23 ANDA's (generic drugs) are presently submitted to the food and drug administration for approval with over 40 more in various stages of product development. We have several innovator compounds in our pipeline including two IND's (Investigational New Drugs) in progress this year, with at least two more to be filed.
     During this past year, we have announced more product alliances with Eli Lilly and
Company as well as an alliance with Roche. These are for products that extend our line of generics. We have also signed licensing agreements for additional products for our Dow Hickam
Wound Care Division, and we are continually looking at additional licensing agreements and strategic alliances to continue our success and growth.
     Our year was a record in more than just revenues... our annual shareholders meeting in
June was attended by approximately 1,139 investors! We were a bit overwhelmed but extremely pleased to meet and greet everyone. An increase of the Quarterly Dividend was announced at the meeting, raising the annual total to twenty cents per share from sixteen cents. Then in December, we announced a special one time dividend of ten cents per share in addition to the Quarterly five cents, so, the January 13th payment was for a total of fifteen cents per share. Mylan has distributed $22,208,000 in cash dividends this year. Also, shareholders equity has grown from
$379,969,000 to $482,728,000.
     We are proud of the growth Mylan has experienced over this past year and thank each and every one of our employees for their hard work and dedication in helping us to accomplish this record year and in maintaining our position of leadership in the industry.
     But we do not rest on last years' laurels. As hard as we work at being the best, we work harder at planning for the future.
     I want to personally assure you that the entire Mylan Team is dedicated to the continued
growth and prosperity of this company!



Most sincerely,


Milan Puskar
Chairman, C.E.O. and President

Company History
Mylan began in 1961 as a privately owned company founded by our Chairman, C.E.O. and
President, Milan Puskar, and an associate in White Sulphur Springs, West Virginia. Initially the
company did not manufacture product, but operated as a  distributor' buying finished goods and reselling to pharmacies, doctors, and etc.
     In 1963 Mylan relocated to Princeton, West Virginia and then in 1965 to its present location in Morgantown. The company began manufacturing vitamins in 1965, and in 1966 received approval to start manufacturing Penicillin G tablets. In July 1968 production was expanded to include Tetracycline after receiving FDA approval.
     It was at this point that Mylan became recognized in the industry as a very competent manufacturer of quality products and in 1969 Parke-Davis was the first major drug company to purchase finished goods from Mylan. The company continued to expand its list of approved products with the addition of Erythromycin in 1971 and Ampicillin in 1973, and its list of major drug companies purchasing product under private label continued to increase.
     But Mylan's growth was not limited to product line and customers, for on February 15,
1973 the first shares of stock were traded on the Over-the-Counter Market, and Mylan became a public' company.
     Under the expert guidance of the present management team, which took over May 13,
1976, the company experienced unbelievable growth and soon became eligible to be traded on the National-Over-the-Counter (NASDAQ) Market. The  marriage' of Mylan and NASDAQ was a phenomenal combination. The rapidly growing generic manufacturer rewarded its shareholders with six stock splits in the short time span from July, 1979 through February, 1985, gaining the title of "The Nation's Largest Independent Drug Manufacturer". With 24 million shares of stock trading in the marketplace, management felt continued growth could only happen through a broader and more liquid yet closely regulated market. On April 14, 1986 Mylan became a member of the Big Board - THE NEW YORK STOCK EXCHANGE - and its new
symbol became MYL.
     Once again management's decision proved to be a wise one and with the new stable growth enjoyed on NYSE shareholders were rewarded with the seventh stock split in eight years.
On August 1, 1986 a three-for-two stock dividend was forwarded to all Mylan investors and the company's outstanding shares grew to 36 million.
     In 1984 Mylan introduced its first proprietary product - MAXZIDE(R), an antihypertensive drug that competes successfully with Smith Kline Beecham's Dyazide(R),  one of the most widely prescribed drugs in the United States. In May of 1988, after three years of clinical testing,
Mylan received approval on half strength Maxzide(R), known as Maxzide(R)-25MG. This product further strengthens Mylan's position in the mild to moderate hypertensive market. Both of these Maxzide(R) products were licensed to Lederle Laboratories Division of American
Cyanamid for distribution.
     In 1989 a second manufacturing facility was opened in Caguas, Puerto Rico totaling approximately 60,000 square feet. In the fall of 1993 the size of the Caguas facility was doubled and shortly thereafter a second facility was purchased in the town of Cidra, Puerto Rico.
     As the company continued to grow, management could foresee the need for a distribution center to be able to ship product promptly, and in June of 1988 opened a 24,000 square foot facility in Greensboro, North Carolina. That proved to be so successful that the company opened a second facility in Reno, Nevada in June of 1991.
     These are two of the reasons Mylan is known for having the fastest shipping record throughout the pharmaceutical industry.
     With the opening of the Greensboro facility in June of 1988, Mylan became the only independent drug manufacturer with its own distribution center for servicing wholesale and chain drug accounts, regardless of their size.
     In November of 1988 Mylan announced the joint-venture purchase of Somerset
Pharmaceuticals with another generic company. Somerset is a small research company who was working on a drug for the treatment of Parkinson's disease. The product, Eldepryl(R), was approved by the Food and Drug Administration in June of 1989 and was launched in mid-September. It is an extremely effective drug widely recognized by physicians and is adding nicely to the Mylan bottom line.
     In May of 1989, Mylan's then Chairman and C.E.O. Roy McKnight testified before the
House Oversight and Investigations Committee on behalf of the company regarding improprieties at the FDA uncovered by Mylan's investigative work. This prompted an all out investigation of the generic drug industry and exposed cheating, payoffs and fraud. Overall the industry was shaken, but one thing remains solid . . . the honesty and integrity of Mylan! For thirty-four years the company has had one creed -  we either do it right or we don't do it at all.
     At the annual shareholders meeting in June of 1991 Mylan announced the signing of a definitive agreement and plan of merger with Dow B. Hickam of Sugar Land, Texas. They are an established high quality branded pharmaceutical company with a highly skilled, aggressive marketing force . . . A necessary element in Mylan's strategic plan to become a fully integrated pharmaceutical company. The merger was completed on October 30, 1991.
     One June 25, 1992 at the annual shareholders meeting, Mylan announced still another stock split . . . its eighth in thirteen years. This two for one split became effective August 1, 1992.
     Another strategic step was taken in January of 1993 when Mylan announced that it had reached a definitive agreement to acquire the assets of Bertek, Inc. headquartered in St. Albans,
Vermont.
     Bertek is an important manufacturer and innovator of state-of-the-art transdermal drug delivery systems. They also have substantial operations in laminating and label manufacturing.
     The acquisition was completed February 25, 1993.
     Mylan's code of ethics has positioned it as a leader in the pharmaceutical industry with a record of solid growth in a very unpredictable market.
     The other  secret' to Mylan's success is its  family' of employees whose dedication to their work and pride in the company have been the backbone of this remarkable story. From maintenance to management it has been a blend of ideas, hard work and mutual respect, and continues to be the key to Mylan's ongoing success and growth.

Mylan Laboratories Incorporated

Fiscal 1995 has been an exciting year for Mylan Laboratories and its family of companies.
     We have reached new financial highs . . . sales have increased to a record $396,120,000 and our net earnings have climbed to a record $120,869,000.
     When most people think of Mylan, they automatically think "generics". That's only natural since Mylan Pharmaceuticals is the nation's largest manufacturer of generic prescription drugs. But in reality the Mylan formula for success is multifaceted. We are innovators in the development of generic and brand-name health care products as well as in manufacturing, marketing and distribution. We have achieved synergy through acquisitions, mergers and alliances with other health care companies reflecting a diversity of products.
     For the last three decades, Mylan has built its business and its reputation on the manufacture of affordable, bio-equivalent substitutes for brand-name prescription drugs. Yet, while generics remain the vital focus of Mylan operations, they are only one facet of a new, more dynamic and integrated Mylan.
     Mylan has implemented a series of strategic initiatives designed to broaden its presence in related health care businesses, in ways that would effectively leverage the company's core strengths . . . while establishing Mylan in a position of competitive leadership.
     We have grown in order to better meet the emerging needs of health care markets and in the process, we have evolved from a small distributor . . . into a fully-integrated health care company that presently ranks among America's top 1,000 growth businesses.
     In addition to our headquarters in Pittsburgh, Pennsylvania the Mylan family of companies consists of a 335,000 square foot manufacturing plant and office complex in
Morgantown, West Virginia; two production plants in Caguas and Cidra, Puerto Rico;
manufacturing, packaging and office facilities at both our Hickam wound care division in Sugar
Land, Texas and our Bertek division in St. Albans and Swanton, Vermont, which produces transdermal patches as well as forms and labels.
     Mylan's manufacturing operations are supported by a pair of state-of-the-art distribution terminals located in Greensboro, North Carolina and Sparks, Nevada. Strategic placement of these ultramodern terminals, combined with on-line order entry and processing capabilities, allows Mylan to ship orders anywhere in North America with turnaround time of as little as one day.
     Research and development has always been and always will be vital to Mylan's success, providing a stream of new products which fuels our growth. Dr. John O'Donnell, Vice President of Research and Quality Control oversees an extremely aggressive corporate research program wherein all divisions are pursuing projects in their particular field of expertise.
     Combined, these capabilities comprise the Mylan family of health care services, helping
Mylan to break away from its  generics only' image and break through to a larger universe of health care customers and markets.
     Today, Mylan's MYL symbol trades proudly on the New York Stock Exchange . . . a visible sign of the company's exceptional performance and growth.
     Forbes Magazine regards Mylan as one of the best small companies in America and ranks us number 88 out of 200 in their November 7, 1994 issue. Financial World chooses us as one of
America's 50 best Mid-Cap companies in their June, 1994 listing and in their January 31, 1995 issue, we are named among their Market Cap 500 which ranks the largest U.S. Corporations in terms of market value as of December 30, 1994.
     Executive Report Magazine has favored us with inclusion in two of their issues this year touting us as one of the top 10 Growth Companies as well as one of the top 10 in Revenue increases. We are most grateful for their recognition as well as the recognition by Fortune
Magazine in their March issue as one of the favored stocks on Wall Street.
     Our shareholders are extremely important to the Mylan family, so we were particularly pleased when  Better Investing' magazine, a publication of the National Association of Investors
Corporation, named us as one of the most popular stocks in their listing of the top 100 for 1995.
     We are also very proud of the honor bestowed upon us by the Chain Drug Store Industry .
 . . they have voted Mylan as the "Supplier of the Decade" and rewarded us with the coveted REX award . . . truly a great commendation.
     Cardinal Health and Smith Drug have each rewarded our year's efforts by voting us
 Vendor of the Year' and Amerisource has voted us their  Manufacturing Partner of the Year'.
Gold Circle has elected Mylan as an official member of the Gold Circle Club, and the NWDA has chosen us as the runner up for their Diana Award..the second year in a row we have been recognized by this fine group.
     Excellence is its own reward . . . but it is also very rewarding to be acknowledged by your peers . . . and we at Mylan are very grateful for the honors.
     Mylan's evolution from a single location small generic manufacturing facility into a multi location fully integrated, financially strong industry leader has not been just  luck' . . .
rather it is the reward of careful planning by a management team with the foresight to look into the future and plan for the changes that were bound to occur, and the wisdom and courage to take advantage of those opportunities without compromising their integrity . . . it takes loyal, dedicated employees who work hard and take pride in their accomplishments . . . and a board of directors who are knowledgeable, honest and supportive.
     Our board is comprised of intelligent, skilled and accomplished men who realize the gravity of their responsibility and are dedicated to the common good of this company, its employees and its shareholders. These principles have been the primary basis for all of their directives, and we thank them for their input and guidance.
     It has been a year of change and challenge in the industry . . . there has been chaos . . . but chaos creates opportunity. Mylan has met the challenge and taken advantage of the opportunities that were presented . . . we have enjoyed a period of growth . . . and we continue to build for the future as we move forward.
     The entire Mylan team . . . from maintenance to management . . . is dedicated to the integrity and hard work necessary to continue the growth and prosperity of this company.
     We look forward to the new year!

Captions p.9
With its blend of quality generic and innovator products, Mylan has grown into a fully integrated pharmaceutical firm, ranking among America's top 1,000 growth companies.

Roderick P. Jackson -
Senior Vice President

Business Development: L to R Front: Heather Kirby, Dr. Tom Clark, Robert Lombardi; L to R
Back: Bruce Battini, Rod Jackson, Lynn Cayton

Captions p.10
Dr. Tom Clark - Medical Director

Dr. John P. O'Donnell -
Vice President
Research and Quality Control

Captions p11
Mylan's recognition in major publications continues

Captions p.12
Mylan received numerous awards of excellence throughout the year including the coveted Rex
Award for Supplier of the Decade.
Mylan Laboratories Corporate Staff
Seated L. to R. JoAnne Carrozza, Sally Stone, Patricia Sunseri - Vice President Investor and
Public Relations; Standing L. to R. Brad Zukowski, Kristine Hartman King, Patti Ventura, Vicki
Sidell

Captions p. 13
Board of Directors Mylan Laboratories Inc.: L to R Front: Milan Puskar, Dana G. Barnett; L to R
Back: Richard A. Graciano, John C. Gaisford, M.D., C. B. Todd, Robert W. Smiley, Esq.,
Laurence S. DeLynn

Mylan Pharmaceuticals Incorporated

At Mylan Pharmaceuticals, the generic arm of the corporate family, the question has never been how to achieve excellence, but how to maintain it and move beyond it.
     In our modern 335,000 square foot manufacturing facility in Morgantown, West Virginia, that commitment is both visible and growing.
     We pride ourselves on having state-of-the-art equipment which we continually update . . .
and all of the products manufactured here are made on the same equipment . . . they are developed with that in mind. That's what makes us so efficient and cost effective.
     One of the things that keeps Mylan unique in its quality manufacturing is that we have three simple processes . . . basically, a blend mill process, a dry granulation process and a wet granulation process. We apply these simple processes to over 70 products which makes it very simple for product-to-product change-overs, simple for training new employees, very simple for record documentation and very simple for tracking quality control procedures.
     Our plant is home to one of the most demanding quality assurance programs in the industry . . . a program that combines highly evolved quality control processes with a battery of high-technology safeguards.
     Mylan also maintains a center of excellence for research in Morgantown . . . a center of excellence in several different areas: analytical chemistry, dosage form development, pharmacokinetics, regulatory affairs and clinical investigation. The benefit is that, strategically, we can move more quickly and efficiently to bring products to market.
     While new technology is a crucial part of Morgantown's long term strategy, Mylan is also aggressively developing the  critical mass' of scientific and technical talent that will be required as the company moves ahead into a new century of manufacturing and product leadership.
     Our on-site R & D staff includes more than 80 full-time degreed biologists, chemists and pharmacologists . . . including 30 staff researchers of Master's Degree or Ph. D. caliber.
     At present we have 23 ANDA's submitted to the FDA for approval, and we have more than 40 other generic products in various stages of development.
     We also have several innovator compounds in our pipeline including two IND's in progress with at least two more to be filed.
     We have introduced eleven products to our line in Fiscal 1995: Gemfibrozil tablets,
Bumetanide, Cefaclor, Cephalexin, Cimetidine, Flurbiprofen, Glipizide, Naproxen Sodium,
Propoxyphene HCL, Propoxyphene Compound and Tolmetin Sodium 600 mg.
     Six of these products are approvals obtained from the Food and Drug Administration, the other five are the result of our alliances with Eli Lilly and Roche.
     Presently we are exploring more opportunities for co-promotion of other products in various therapeutic categories. These actions and relationships will continue to broaden our product portfolio and enhance our strong distribution network.
     More than 5 billion tablets and capsules have been produced in this facility during fiscal
1995.
     According to the February IMS National Prescription Audit, we have moved to second place among all pharmaceutical companies in the number of prescriptions dispensed . . . and we continue to gain market share.
     Availability of raw material to meet production demands can be as important as the approval, especially when launching a new product. Mylan's purchasing group works very closely with product development to ensure that there will be an ample supply for development, and once the approval is received, for production. Many times, their expertise in acquiring the raw material has given Mylan the competitive edge.
     In fact, it is that dedication by all of our employees in every department that has helped
Mylan Pharmaceuticals become the leading independent generic drug manufacturer. It is that same employee strength and conviction that projects the brightest of futures for Mylan!

MYLAN PHARMACEUTICALS INC. GENERIC PRODUCT LINE
     Generic Name                                                      Trade Name
Analgesics
     Indomethacin                                                     Indocin(R)
 **  Propoxyphene HCL                                                 Darvon(R)
 **  PropoxypheneCompound                                             Darvon 65(R)
     Propoxyphene HCL &Acetaminophen                                  Wygesic(R)
     Propoxyphene Napsylate &
Darvocet-Acetaminophen                                                N-100(R)

 Antiangina                                                           Atenolol Tenormin(R)
     Nadolol                                                          Corgard(R)
     Nitroglycerin Transdermal System (Patch)                         Nitro Bid(R)
     Verapamil HCL                                                    Isoptin(R)

Antianxiety
     Alprazolam                                                       Xanax(R)
     Diazepam                                                         Valium(R)
     Lorazepam                                                        Ativan(R)
     Perphenazine &
     Amitriptyline HCL                                                Triavil(R)

 Antibiotics
     Amoxicillin                                                      Amoxil(R)
     Ampicillin                                                       Polycillin(R)
 **  Cefaclor                                                         Ceclor(R)
 **  Cephalexin                                                       Keflex(R)
     Doxycycline Hycate                                               Vibramycin(R)
     Erythromycin
     Ethylsuccinate                                                   E.E.S.(R)
     Erythromycin                                                     Erythrocin
     Stearate                                                         Stearate(R)
     Penicillin V Potassium                                           V-cillin-K(R)
     Tetracycline HCL                                                 Achromycin(R)

Antidepressant
     Amitriptyline                                                    HCL   Elavil(R)
     Chlordiazepoxide &
     Amitriptyline                                                    Limbitrol(R)
     Doxepin HCL                                                      Adapin(R)
                                                                                   Sinequan(R)
     Maprotiline HCL                                                  Ludiomil(R)
     Nortriptyline                                                    Pamelor(R)

Antidiabetic
     Chlorpropamide                                                   Diabinese(R)
   * Glipizide                                                        Glucotrol(R)
     Tolazamide                                                       Tolinase(R)
     Tolbutamide                                                      Orinase(R)

Antidiarrheal
     Diphenoxylate HCL &
     Atropine Sulfate                                                 Lomotil(R)
     Loperamide HCL                                                   Imodium(R)

Antigout
     Allopurinol                                                      Zyloprim(R)

Antihistamine
     Cyproheptadine                                                   Periactin(R)

     ANTIHYPERLIPIDEMIC
   * Gemfibrozil                                                      Lopid(R)

Antihypertensive
     Amiloride HCL &
     Hydrochlorothiazide                                              Moduretic(R)
     Clonidine HCL                                                    Catapres(R)
     Clonidine HCL &
     Chlorthalidone                                                   Combipres(R)
     Methyldopa                                                       Aldomet(R)
     Methyldopa &
     Hydrochlorothiazide                                              Aldoril(R)
     Metoprolol                                                       Lopressor(R)
     Prazosin HCL                                                     Minipres(R)
     Propranolol                                                      Inderal(R)
     Propranolol HCL &
     Hydrochlorothiazide                                              Inderide(R)

Anti-Inflammatory
     Fenoprofen                                                       Nalfon(R)
   * Flurbiprofen                                                     Ansaid(R)
     Ibuprofen                                                        Motrin(R)
                                                                                   Rufen(R)
     Meclofenamate                                                    Meclomen(R)
     Naproxen                                                         Naprosyn(R)
   * Naproxen Sodium                                                  Anaprox(R)
     Piroxicam                                                        Feldene(R)
     Sulindac                                                         Clinoril(R)
     Tolmetin Sodium                                                  Tolectin(R)
   * Tolmetin Sodium                                                  Tolectin(R) 600

Antineoplastic
     Methotrexate                                                     Methotrexate(R)
                                                                                   Rheumatrex(R)
Antipsychotic
     Fluphenazine HCL                                                 Prolixin(R)
     Haloperidol                                                      Haldol(R)
     Thioridazine HCL                                                 Mellaril(R)
     Thiothixene                                                      Navane(R)

Anxiolytic
     Clorazepate Dipotassium                                          Tranxene(R)

Beta Blocker
     Atenolol and Chlorthalidone                                      Tenoretic(R)
     Pindolol                                                         Visken(R)
     Timolol Maleate                                                  Blocadren(R)

Bronchial Dilator
     Albuterol Sulfate                                                Proventil(R)

Calcium ChannelBlocker
     Diltiazem HCL                                                    Cardizem(R)

Diuretics
 **  Bumetanide                                                       Bumex(R)
     Chlorothiazide                                                   Diuril(R)
     Chlorthalidone                                                   Hygroton(R)
     Furosemide                                                       Lasix(R)
     Methyclothiazide                                                 Enduron(R)
     Reserpine &
     Chlorothiazide                                                   Diupres(R)
     Spironolactone                                                   Aldactone(R)
     Spironolactone &
     Hydrochlorothiazide                                              Aldactazide(R)

Hypnotic Agent
     Flurazepam                                                       Dalmane(R)
     Temazepam                                                        Restoril(R)

H2 Antagonist
     Cimetidine                                                       Tagamet(R)

Muscle Relaxant
     Cyclobenzaprine HCL                                              Flexeril(R)

Uricosuric
     Probenecid                                                       Benemid(R)

Captions p. 15

Left: Sonny Todd - President, Mylan Pharmaceuticals
Center: High Speed Tableting Machine
Bottom Right: Mylan Pharmaceuticals Plant, Morgantown, West Virginia Louis J.DeBone - Executive Vice President, Mylan Pharmaceuticals
Morgantown, West Virginia

Captions, p. 16
Mylan maintains a center of excellence for research in Morgantown
Richard F. Stupar - Vice President, Purchasing



Mylan Incorporated

Mylan broke ground for its first manufacturing facility in Caguas, Puerto Rico on October 8,
1986, and less than one year later, that 60,000 square foot plant was completed and ready for production.
     The success of this operation has been so outstanding that we have doubled the size of the
Caguas facility and purchased a second plant in the town of Cidra.
     Puerto Rico is only about a third the size of the state of Vermont, yet it is home to one of the greatest concentrations of pharmaceutical manufacturing capabilities in the world.
     Overall, the island boasts more than 70 individual manufacturing and processing plants, representing nearly every major pharmaceutical company in the world.
     The majority of manufacturers have established plants in Puerto Rico to take advantage of the island's exceptional work force and favorable tax structure. But Mylan is doing more than merely taking advantage of a good thing.
     With its fully equipped facilities at Caguas and Cidra, Mylan has seized the initiative to push manufacturing technology to the limit, and create a new standard of excellence for quality and integrity in pharmaceutical production.
     At the Caguas plant, our state-of-the-art manufacturing facilities produce a wide range of
Mylan generics, as well as Somerset's proprietary anti-Parkinson's drug Eldepryl(R). Since it became operational in 1987, the Caguas facility has achieved an excellent record for both product approval and regulatory compliance.
     At its nearby Cidra facility, Mylan has created highly advanced capabilities for handling pharmaceutical products with special handling and manufacturing safety requirements. These capabilities permit Mylan to manufacture Cidra's principal product, Methotrexate.
     The unique demands of these products -  including expert application of specialized manufacturing equipment, strict adherence to rigid procedures, and constant use of sophisticated protective gear - create daily challenges which must be met and overcome.
     But Cidra's dedicated staff has proven equal to the task.
     With enormous energy and commitment, they are facing the immediate challenge of satisfying market demand for Mylan products today . . . and laying the foundation for Mylan's entry into significant new market segments tomorrow.
     Carlos Machin, President and General Manager of Mylan's Puerto Rico operations commented: "The philosophy of Mylan is quality and integrity . . . the entire Mylan family is built around this, and Puerto Rico is no exception. Our employees are extremely proud of the quality we turn out, of our relationship with the community and with Puerto Rico. We have been a landmark in Puerto Rico, not only for the level of production . . . but for quality and integrity.
We are extremely proud to be part of the Mylan family."

p.19 Captions
Left: Mylan Inc. Facility Caguas, Puerto Rico Lower Left: Mylan Inc. facility Cidra, Puerto Rico
Top Right: Carlos Machin President and General Manager of Puerto Rico Operations
Constant surveillance assures continued high quality
Caguas,
Puerto Rico

p. 20 Captions
Francisco Torres - Production Manager, Cidra Plant

A wide range of Mylan's generic products are manufactured at the Caguas Plant

Facing the challenge of meeting market demand

p. 21 Captions
The Cidra plant features special handling and manufacturing capabilities


Dow Hickam Pharmaceuticals Incorporated

Dow Hickam Pharmaceuticals Inc. of Sugar Land, Texas was acquired by Mylan Laboratories
Inc. in October 1991 and has become a vital part of a corporation well positioned to take advantage of the ever changing health care industry. This acquisition was another step by Mylan in their commitment to customers, shareholders, and employees to aggressively continue their evolution into a fully integrated pharmaceutical company. Hickam's history and dedication to quality and service make it a perfect fit with Mylan.
     Dow Hickam specializes in the manufacturing and marketing of specialty pharmaceutical products and medical devices for use in hospitals, nursing homes, and home health care.
     Dow Hickam's wound and burn care products are promoted and sold by its 80 person sales force. With this sizable presence, Hickam is able to reach the nation's 42 most populated states, covering 97 percent of the hospital and nursing home patients in the United States.
     The Company recently increased its number of sales regions from seven to nine to support its expanding product line and growth into the managed care market place. The additional coverage gives Hickam the opportunity to grow the sales force when additional products are acquired or developed and will enable Hickam field managers to form stronger relationships with corporate accounts, national and regional buying groups, and managed care companies.
     Hickam continues to evolve within the health care market place by acquiring and adding new items to its existing product line and by strengthening its position in the managed care market. During fiscal 1995 the Company successfully completed its launch of Flexzan(R), a highly conformable, polyurethane foam dressing, and in fiscal 1995 Hickam will be adding
Flexfilm (TM),
an ultra-thin, highly flexible film dressing, to its line. Both of these products are the result of a license and supply agreement with Polymedica Industries, Inc. for the exclusive U.S. sales and marketing rights.
     In December 1994 another exclusive licensing agreement was signed with Smith &
Nephew Ltd. for the rights to manufacture, market, and sell a topical anesthetic. The product is currently in development at Hickam and will be manufactured in their Sugar Land facilities.
     These new products complement the Company's current line and meet its strategic objective of acquiring unique and innovative products to meet its customers' needs.
     In addition to expanding its product line, the Company continues to grow within the managed care market place. In September of 1994 the "Mylan Managed Health Care Program"
was launched. The Hickam sales force promotes this program to its institutional pharmacy customers.
     The Mylan family of companies is in a unique and quite envious position. Few companies have the strength of the Mylan line of quality generic products, coupled with the manpower of
Hickam's national sales force and the Bertek line of pharmaceutical labels and forms.
     This union of Mylan/ Hickam/Bertek is extremely effective in providing quality products and services from one source and truly makes Mylan a  standout' in America's health care industry.

DOW HICKAM PHARMACEUTICALS INC. PRODUCT LINE
GRANULEX(R)
A topical aerosol spray used
for management of Stage I-IV
pressure ulcers.

PRODERM(R)
A non-prescription topical aerosol spray used for management of Stage I and II Pressure ulcers.

UNIFIBER(R)
A tasteless, non-gelling dietary fiber supplement.

QUICK!(R)
A topical cleanser for urine or fecal incontinence.

SORBSAN(R)
A highly absorbent calcium alginate wound dressing used in the management of exuding wounds.

FLEXZAN(R)
An ultra-thin, highly conformable, semi-occlusive polyurethane foam adhesive wound dressing.

FLEXFILM(TM)
An ultra-thin, highly flexible film wound dressing.

SULFAMYLON(R) CREAM
A topical antibacterial cream used in the treatment of burn wounds.

BIOBRANE(R)
An adherent biosynthetic temporary wound dressing used in the management of burn wound and donor sites.

p. 22 Captions
Left: Dow Hickam Headquarters, Sugar Land, Texas
Right: William W. Richardson President Dow Hickam Pharmaceuticals, Inc.

David W. Satter Executive Vice President and Chief Financial Officer, Dow Hickam
Pharmaceuticals Inc.

Hickam Sales Managers

Hickam's Sales Regions


Bertek Incorporated

Bertek Incorporated, headquartered in St. Albans and Swanton Vermont, is a leading manufacturer in transdermal drug delivery systems technology, with coating, laminating, extrusion and labeling operations.
     In February 1993, the company was acquired by Mylan Laboratories Inc. The acquisition provides Mylan with five patents for patch and drug delivery technology, wound care, and other related products to enhance the generic and branded divisions of Mylan. Bertek also provides
Mylan with the third component of the "Mylan Managed Health Care Program," their innovative specialty and computer, generated forms and labels.
     The health care industry is becoming increasingly complex every day. Health care reform, patient counseling, and patient outcomes all increase the amount of patient information to track and keep on file, placing greater demands on providers for accountability. Bertek technology helps simplify the complex with their pressure sensitive label systems. The development of the "Mylan Managed Health Care Program," enables Bertek to provide Managed
Health Care with individualized specialty forms and labels combined with the complete line of
Mylan generics and the national sales force of Dow Hickam Pharmaceuticals to better compete in todays ever changing health care arenas.
     As a leader in the manufacturing of thin gauge plastic cards, Bertek's client base includes
Blue Cross and Blue Shield, and numerous staff model HMO's. Bertek also offers a perfect fit as the complete supplier for computer generated labels and package inserts to Mylan's generic and proprietary pharmaceutical divisions.
     Bertek has state of the art technology for producing extruding, coating and laminated pharmaceutical products into transdermal delivery of drugs to patients. These patented patches are also used for wound care. Transdermal osmotic absorption has become a significant advance in drug delivery systems, transdermal drug delivery increases patient compliance and reduces the risk of mismedicating, and in many products reduces side effects. Each day, new methods and applications for transdermal therapeutic systems evolve, and Bertek has helped pioneer that growth. By combining their extensive R&D and pharmacology capabilities with comprehensive
GMP manufacturing, including clean room coating and laminating of the finished patch and all its components, Bertek is the complete source from the initial concept through final manufacturing.
     Bertek currently provides components using internally developed technology for transdermal patches marketed by other companies under contract. Mylan is actively involved in research and development projects using Bertek technology to provide new products for marketing by its subsidiaries, including, but not limited to, developing generic patches, new chemical entities, line extensions of existing drugs and collaborating with Somerset
Pharmaceuticals to develop an Eldepryl(R) patch.
     The strategic fit of Bertek and Mylan will enable Mylan to be in the fore front of the ever changing health care market in 1995 and beyond.

Bertek INC. PRODUCT LINE
Transdermal Drug Delivery Systems
Bertek's Medical Products Division, a leader in Transdermal Drug Delivery Systems, represents a unique integration of R & D and the manufacturing know-how and full integration of production facilities to make raw materials and finished patches.

Wound Care Products
Bertek now stands as an established leader in the design, development and manufacture of both critical component materials and custom-designed products for use in wound management.
The MEDIFILM(R) SERIES of extruded, controlled high moisture vapor permeable films offers a complete range of design flexibility for use in wound and I.V. site dressings, ulcer dressings, burn dressings, surgical drape and ostomy barrier applications.

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

p. 27 captions
Left: Joseph J. Krivulka - President
Center: Pouching trials
Right: Label inspection
John Campbell - Vice President  Pharmaceutical Manufacturing
Patch Die Cutting

p. 28 Captions
Inspecting package inserts

p. 29 Captions
Bertek is an innovator in the design and manufacture of forms and labels


Somerset Pharmaceuticals, Incorporated

Mylan's participation in Somerset began in 1988 when Mylan agreed to purchase fifty percent of the shares of Somerset. In June 1989 Somerset received FDA approval to market Eldepryl(R) as an Orphan Drug for the treatment of Parkinson's disease. More than 75,000 Parkinsonian patients are currently receiving the benefits of Eldepryl(R).
     Sales of Eldepryl(R) have increased each year since market introduction to a level of
$125,000,000 in calendar year 1994. Net profits have increased each year and have generally tracked increases in sales particularly if adjustments are made for the significant increases in resources dedicated to research and development efforts.
     In late 1991 Somerset realigned its business goals to include expanded efforts in research and development. As such, Somerset is pursuing line extensions of Eldepryl(R) as well as other related and unrelated new products to complement the sales of Eldepryl(R) which retains its market exclusively through June 5, 1996. To this end, Somerset has allocated resources equivalent to approximately ten percent of the net sales to fund these research efforts.
     As a part of its expanded research and development efforts, Somerset located its Research and Development facility in Tampa in a 24,000 square feet laboratory building which is equipped with the latest in research and development equipment including: state-of-the-art analytical equipment such as an LC-MS-MS (liquid chromatograph, dual mass spectrophotometer), and high tech processing equipment such as a Glatt Fluidized Bed Granulator.
     Personnel, equipment and facilities are in place at the Tampa location which allow
Somerset to add orally administered product line extensions for Eldepryl(R), to pursue a patented
Selegline Transdermal System (STS), and to develop an osteoporosis drug product for which
Somerset has an exclusive license for the U.S. and Canadian markets. Additional development capabilities in Somerset's laboratory include the design, formulation and production of pilot quantities of liquids, tablets, capsules, ointments and creams. As such, Somerset has directed its development efforts toward expanding its product lines by pursuing drug delivery systems in the above named delivery systems.
     Phase II clinical trials are in process assessing the Selegline Transdermal System (STS).
Potential therapeutics uses of particular interest to Somerset for the STS include Alzheimers disease, clinical depression, attention deficit hyperactivity disorder and Parkinson disease.
     An Investigational New Drug Application (IND) has been submitted for the osteoporotic agent and clinical trials designed to confirm the safety and efficacy of the osteoporotic agent are under way in Europe. The osteoporotic agent is specifically identified as an osteoclast inhibitor of the non-bisphosphonates class. This osteoporotic agent is currently marketed in Hungary,
Italy, Japan, and Argentina by our licensor.
     On the marketing front, Somerset is committed not only to providing pharmacological agents for the treatment of Parkinson's disease and other disease states, but to educating physicians and patients about how to get the most from their medications. As part of a comprehensive patient education program Somerset and its Eldepryl(R) co-marketing partner,
Sandoz, launched two innovating programs in 1995.
     In conjunction with the American Parkinson's Disease Association (APDA), Somerset is
sponsoring the first ever national patient satellite conference to be held on June 14, 1995. Hosted in New York and featuring three internationally renowned movement disorder experts, the program will be beamed live to six other cities which will have local expert speakers to provide commentary and answer questions.
     Also in 1995, an Eldepryl(R) VIP (Value in Persistency) program will be initiated. This program will provide educational videos and booklets on Parkinson's Disease and the various medications used to treat this disorder. The program also provides tips for daily living, exercise and coupons for valuable discounts.
     Success with the above research, development, and marketing efforts will allow Somerset to continue to contribute to Mylan's future.

p. 31 Captions
Left: Somerset's R&D Facility
Center: Somerset Corporate Office
Right: Dana G. Barnett President
Dr. Cheryl Blume - Vice President
p. 32 Captions
Somerset's State-of-the-Art Analytical Equipment

Somerset Administrative Staff

P. 33 Captions
Mylan Manufactures Somerset's Eldepryl(R) in Puerto Rico
Somerset's High Tech Processing Equipment


Financial Highlights

March 31                                       1995                1994
Net Sales                               $    396,120,000    $    251,773,000

Net Earnings                            $    120,869,000    $    73,067,000

Earnings Per Share                      $    1.52                  $    .93

Working Capital                         $    275,032,000    $    191,647,000

Current Ratio                                  5.9 to 1            11.7 to 1

Total Assets                            $    546,201,000    $    403,325,000

Shareholders' Equity                    $    482,728,000    $    379,969,000

Book Value Per Share                    $    6.09           $    4.81

Financial Highlights   (BAR GRAPH)
Net Earnings           Fiscal year
(In millions)
33.0                           1991
40.1                           1992
70.6                           1993
73.1                           1994
120.9                          1995

Shareholders' Equity     (BAR GRAPH)
(In millions)            Fiscal year
167.5                          1991
203.5                          1992
296.0                          1993
380.0                          1994
482.7                          1995

Net Sales                      (BAR GRAPH)
(In millions)
104.5                           1991
131.9                           1992
212.0                           1993
251.8                           1994
396.1                           1995

Selected Financial Data

Year ended March 31                1995           1994           1993           1992           1991           1990         1989
Net Sales                    $    396,120   $    251,773   $    211,964   $    131,936   $    104,524   $    107,435   $    99,558

Net Earnings                 $    120,869   $     73,067   $     70,621   $     40,114   $     32,952   $     26,573   $    19,265

Earnings Per Share           $    1.52      $    .93       $    .92       $    .52       $    .43       $    .35       $    .25

Shares Used In Computation         79,309         78,949         77,101         76,484         76,368         76,226        76,140

At year end
Working Capital              $    275,032   $    191,647   $    154,000   $    102,105   $     81,571   $     65,393   $    73,022

Total Assets                 $    546,201   $    403,325   $    351,105   $    226,720   $    186,955   $    156,911   $   131,246

Long-Term Obligations        $      7,122   $      4,609   $      5,125   $      3,600   $      3,398   $      2,705   $     3,946

Shareholders' Equity         $    482,728   $    379,969   $    295,972   $    203,452   $    167,531   $    141,262   $   117,945

Book Value Per Share         $    6.09      $    4.81      $    3.84      $    2.66      $    2.19      $    1.85      $    1.55

Numbers in thousands except per share amounts.
From June of 1985 through June of 1990 the Company paid a semi-annual cash dividend of $.05 per share per year. From June of 1990 through July of 1992 the Company had a quarterly dividend program totaling $.10 per share per year. From October of 1992 to July of 1993 the
Company had a quarterly dividend program totaling $.12 per share per year. From October of
1993 to July of 1994 the Company had a quarterly dividend program totaling $.16 per share per year. Since October of 1994 the Company has a quarterly dividend program totaling $.20 per share per year. In addition the Company paid a special cash dividend of $.10 per share in January of 1995.
The above Financial data gives retroactive effect to the October 30, 1991 business combination of
Mylan Laboratories Inc. and Dow B. Hickam, Inc. and the two-for-one stock split effective
August 1, 1992.


Management's Discussion and Analysis of Results
Of Operations and Financial Position

Overview
By any measure fiscal 1995 was a rewarding year for the Company and our shareholders. Years of commitment to Mylan's standards of quality manufacturing, customer service and product development all contributed to the significant growth in net sales and net earnings.
The Company's premier position in the generic industry provided a platform for unprecedented success in new product launches in fiscal 1995, including five products developed internally and five products licensed from brand name manufacturers. Additionally the strength of the
Company's distribution capabilities was a key factor in the establishment of an arrangement with a subsidiary of Eli Lilly and Company relating to cefaclor. While the Company recognized revenue on a fee for services basis and not to the extent of actual sales to customers, this arrangement provides a significant enhancement to the Mylan product line.
The extraordinary growth in sales and gross profits has enabled the Company to accelerate and expand our investment into new product development and solidify our infrastructure. During fiscal 1995 the Company broke ground on a 150,000 square foot research and development facility. Scheduled for completion in late 1995, this state-of-the-art facility will not only enhance our product development effort, but will also provide for expansion of our manufacturing and administrative facilities. These steps will help the Company to meet the many challenges which lie ahead in the constantly changing pharmaceutical industry.
Mylan shareholders realized significant rewards from the Company's financial results in fiscal
1995. The Company declared dividends of just over $23 million during the year, a 94% increase over the previous year and the market price for the Company's common stock appreciated significantly.

Results of Operations
Net Sales and Gross Margin
The following table outlines net sales, gross margins and the corresponding increase over the previous year.
(dollars in millions)
Year Ended              Net Sales           Gross Margin      Gross Margin as
                         March 31,          Dollars   Change    Dollars   Change     % of Net Sales
1995                 $ 396.1   57%        $ 226.5   80%                57%
1994                 $ 251.8   19%        $ 126.1    3%                50%
1993                 $ 212.0   61%        $ 122.6   97%                58%

The changes in net sales, gross margins and gross margin as a % of net sales are indicative of the highly competitive nature of the generic pharmaceutical industry and the Company's history of obtaining new product approvals. Generic products generally yield higher gross margins as a percent of sales in the short term period after introduction, and are subject to, sometimes severe, pricing deterioration as other competitors enter the market.
The Company added eleven products to our generic line in fiscal 1995, eight in 1994, four in
1993 and five in 1992. Of the eleven products added in fiscal 1995, three, cimetidine, glipizide and flurbiprofen had minimal competition and thus provided
significant sales and gross profit dollars. The Company experienced increased price competition on these products during the fourth quarter and expects continued competition throughout fiscal
1996.
In addition to new generic products the changes in sales and gross margins from 1993 to 1994 were affected by sales from Bertek (acquired in February 1993) which generally provides lower gross margin rates.
Due to the competitive nature of the generic pharmaceutical industry, net sales and gross margin percentages recognized in fiscal 1995 are not necessarily indicative of the results to be expected in future periods.

Research and Development
Research and Development expenses were $30,533,000 compared to $21,648,000 in 1994 and
$13,524,000 in 1993. These amounts represent approximately 8% of corresponding net sales in
1995, 9% in 1994 and 6% in 1993. Fiscal 1994 and 1995 expenditures include amounts for transdermal delivery system development in addition to increased expenditures for ongoing research and development of both innovative and generic products. The Company continues its commitment to new and increased product development.

Selling and Administrative
Selling and Administrative expenses were $58,035,000 in fiscal 1995 compared to $49,173,000 in fiscal 1994 and $36,714,000 in fiscal 1993, which represents approximately 15%, 20% and
17% of corresponding net sales. The fiscal 1994 and 1995 amounts include approximately
$3,143,000 each year in amortization of intangible assets associated with the Bertek acquisition.
In 1994, $3,229,000 was expensed resulting from the death of Mr. McKnight the former
Chairman and Chief Executive Officer of the Company. Other changes from 1994 to 1995 and from 1993 to 1994 are attributable in large part to compensation and related expenses, selling/marketing expenses associated with new products including sales commissions and legal and professional fees associated with the various court actions to which the Company has been involved.

Equity in Earnings of Somerset
Somerset's contribution to the Company's pretax earnings
(in thousands) and net earnings per share are as follows:

                                   1995                               1994                             1993
                                    Net                                Net                              Net
Quarter            Pretax         Earnings           Pretax        Earnings           Pretax         Earnings
Ended             Earnings       Per Share          Earnings      Per Share          Earnings       Per Share
6/30              $  5,348         $ .06          $    5,682      $    .06          $     4,309    $       .05
9/30                 6,141           .07               5,727           .07                5,101            .06
12/31                8,330           .09               6,841           .08                6,120            .07
3/31                 5,587           .06               5,346           .06                5,606            .06
Fiscal Year        $25,406         $ .28         $    23,596      $    .27          $    21,136     $      .24

Under the Orphan Drug Act, Somerset has exclusivity relating to marketing the chemical compound Eldepryl(R) for use as a treatment for late stage Parkinson's disease through June of
1996. Under the Waxman Hatch Act, Somerset had exclusivity for all uses of the chemical compound through June of 1994. Somerset is actively involved in research projects regarding additional uses of this chemical compound, and other potential products.
Other Income
Other income for the year ended March 31, 1995 was $7,958,000 compared to $8,148,000 in
1994 and $3,879,000 in 1993. The 1994 amount includes $3,375,000 in legal settlements. Other changes are indicative of market fluctuations effecting the yields on investments, and changes in assets available for investment.

Income Taxes
The effective tax rates for 1995, 1994 and 1993 were 29%, 16% and 27% respectively. The 1994 effective tax rate was reduced by 5% as a result of recording the cumulative effects of changes in financial reporting requirements and changes in the federal tax code.
The Company recognized tax credits which reduced the effective tax rates by approximately 5%
in 1995, 8% in 1994 and 2% in 1993. The tax credits result principally from operations in Puerto
Rico and also from credits for increasing research and development activities. Changes in the
Federal Tax Code enacted in 1993 reduced tax credits otherwise available for operating in Puerto
Rico by 40% in fiscal 1995 with additional 5% reductions in the next four fiscal years. In addition recent tax rulings may reduce the amount of credit otherwise available to the Company for research and development activities.

Liquidity and Capital Resources
The Company's balance sheet remains strong with total assets increasing by 35% to
$546,201,000 at March 31, 1995. Working capital of $275,032,000 represents 57% of net worth at March 31, 1995 versus $191,647,000 or 50% of net worth at March 31, 1994. The ratio of current assets to current liabilities was 5.9 to 1 at March 31, 1995 versus 11.7 to 1 at March 31,
1994.
Cash flows from operating activities increased significantly from fiscal 1994 to 1995 due principally to the higher level of net earnings and also to the timing of collections of accounts receivable and payment of income taxes.
The Company invested $17,485,000 in 1995 and $20,164,000 in 1994 for facilities expansion, including relocation of our Greensboro distribution center, and expansion and renovation of facilities in Puerto Rico and Vermont. During fiscal 1994, the Company also acquired aircraft which were previously leased on
a flight by flight basis. All capital expenditures during fiscal years 1995 and 1994 were made with the general funds of the Company without incurring bank financing. As of March 31, 1995 the Company has commitments for future capital expenditures of approximately $10,828,000, including the construction of a 150,000 square foot research and development facility in
Morgantown, WV.
In addition to investing in property, plant and equipment, the Company has invested considerable amounts over the past two years into marketable securities, principally tax exempt instruments.
Increases in intangible and other assets includes equity investments and payments for long-term licenses to entities with which the Company is jointly developing new products.
Payments of long-term obligations in 1994 represents a final settlement with the estate of Roy
McKnight in connection with Mr. McKnight's salary continuation agreement. Prior year payments were for obligations assumed in the business combination of Bertek in 1993.
The Company paid cash dividends of $.28 per share in 1995 totaling $22,208,0000 compared to
$.14 per share in 1994 which totaled $11,026,000.

Consolidated Balance Sheets

March 31                                                            1995                 1994
Assets
Current Assets
Cash and cash equivalents                                      $    127,280,000    $    75,526,000
Marketable securities                                                52,575,000         12,925,000
Accounts receivable - net                                            58,343,000         55,430,000
Inventories                                                          78,205,000         57,996,000
Prepaid income taxes                                                     -               1,265,000
Deferred income tax benefit                                          10,545,000          2,082,000
Other current assets                                                  4,435,000          4,349,000
Total Current Assets                                                331,383,000        209,573,000

Property, Plant and Equipment-net of accumulated depreciation        92,299,000         82,514,000
Deferred income tax benefit, non-current                              1,043,000            -
Marketable Securities, Non-Current                                   21,958,000         12,125,000
Intangible Assets-Net of accumulated amortization                    28,518,000         33,228,000
Other Assets                                                         48,945,000         48,122,000
Investment In and Advances to Somerset                               22,055,000         17,763,000

Total Assets                                                   $    546,201,000      $ 403,325,000
See notes to consolidated Financial statements.

Consolidated Balance Sheets

March 31                                                                                   1995                  1995
Liabilities and Shareholders' Equity
Current Liabilities
Trade accounts payable                                                                   $    10,466,000      $    6,699,000
Income taxes payable                                                                          24,019,000                -
Other current liabilities                                                                     17,890,000           8,056,000
Cash dividend payable                                                                          3,976,000           3,171,000
Total Current Liabilities                                                                     56,351,000          17,926,000

Long-Term Obligations                                                                          7,122,000           4,609,000
Deferred Income Tax Liability                                                                      -                 821,000

Shareholders' Equity
Preferred stock, par value $.50 per share, authorized 5,000,000 shares,
           issued and outstanding - none                                                           -                    -
Common stock, par value $.50 per share, authorized 300,000,000 shares, issued 79,972,248 shares  at March 31, 1995
           and 79,697,295 shares at March 31, 1994                                            39,986,000          39,849,000
Additional paid-in capital                                                                    57,577,000          54,272,000
Retained earnings                                                                            386,212,000         288,357,000
Unrealized gain on investments                                                                 1,374,000                -
                                                                                             485,149,000         382,478,000
Less treasury stock at cost - 476,523 shares at March 31, 1995
 and 495,864 shares at March 31, 1994                                                          2,421,000           2,509,000
Net Worth                                                                                    482,728,000         379,969,000

Total Liabilities and Shareholders' Equity                                                $  546,201,000      $  403,325,000

Consolidated Statements of Earnings

Year ended March 31                                         1995                 1994                1993
Net Sales                                             $    396,120,000    $    251,773,000    $    211,964,000

Cost and Expenses
Cost of Sales                                              169,590,000         125,631,000          89,400,000
Research and Development                                    30,533,000          21,648,000          13,524,000
Selling and Administrative                                  58,035,000          49,173,000          36,714,000
                                                           258,158,000         196,452,000         139,638,000

Equity in Earnings of Somerset                              25,406,000          23,596,000          21,136,000
Other Income                                                 7,958,000           8,148,000           3,879,000
Earnings Before income Taxes                               171,326,000          87,065,000          97,341,000
Income Taxes                                                50,457,000          13,998,000          26,720,000
Net Earnings                                          $    120,869,000      $   73,067,000      $   70,621,000

Earnings Per Share                                    $    1.52             $    .93            $    .92

Weighted Average Common Shares                              79,309,000          78,949,000          77,101,000
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

                                            Common Stock        Common Stock         Additional        Retained      Unrealized Gain
                                              Shares              Amount          Paid-In Capital     Earnings      on Investments

April 1, 1992                                38,631,373     $    19,317,000     $    7,699,000 $    176,789,000    $    -
Stock options exercised                         713,857             357,000         12,732,000          -               -
Cash dividend $.115 per share                     -                  -                  -            (8,902,000)        -
Stock split (2 for 1)                        38,654,343          19,327,000         (7,958,000)     (11,369,000)        -
Bertek acquisition                              615,880             308,000         17,393,000          -               -
Net earnings                                      -                  -                  -            70,621,000         -

March 31, 1993                               78,615,453     $    39,309,000     $   29,866,000 $    227,139,000    $    -
Stock options exercised                         347,747             173,000          4,447,000          -               -
Cash dividend $.15 per share                      -                  -                  -           (11,849,000)        -
Bertek acquisition                              734,095             367,000         19,959,000          -               -
Net earnings                                      -                  -                  -            73,067,000         -

March 31, 1994                               79,697,295     $    39,849,000     $   54,272,000     $288,357,000    $    -
Stock options exercised                         274,953             137,000          3,305,000          -               -
Cash dividend $.29 per share                      -                  -                  -           (23,014,000)        -
Net earnings                                      -                  -                  -           120,869,000         -
Change in unrealized gain on investments          -                  -                  -               -             1,374,000

March 31, 1995                               79,972,248     $    39,986,000     $   57,577,000     $386,212,000    $  1,374,000
See notes to consolidated Financial statements.

Consolidated Statements of Cash Flows

Year ended March 31                                       1995                1994                1993
Cash flows from operating activities
     Net earnings                                    $    120,869,000    $    73,067,000     $    70,621,000
     Adjustments to reconcile net earnings to net cash provided from operating activities:
     Depreciation and amortization                         12,700,000         11,154,000           5,089,000
     Deferred income tax benefit                          (10,427,000)          (656,000)           (888,000)
     Equity in earnings of Somerset                       (25,406,000)       (23,596,000)        (21,136,000)
     Cash received from Somerset                           21,114,000         20,676,000          19,966,000
     Other noncash expenses                                13,252,000          4,192,000           3,758,000
     Changes in operating assets and liabilities:
     Accounts receivable                                  (14,240,000)       (23,485,000)         (9,073,000)
     Inventories                                          (19,590,000)       (12,002,000)         (9,825,000)
     Trade accounts payable                                 3,410,000            207,000           1,911,000
     Income taxes payable                                  25,060,000        (11,111,000)          6,263,000
     Other operating assets and liabilities                 9,789,000         (2,813,000)          1,651,000
Net cash provided from operating activities               136,531,000         35,633,000          68,337,000

Cash Flows from Investing Activities
     Additions to property, plant and equipment           (17,485,000)       (20,164,000)        (12,294,000)
     Increase in intangible and other assets               (8,238,000)       (15,147,000)        (10,833,000)
     Purchase of marketable securities                    (58,491,000)       (12,925,000)            -
     Proceeds from sales and maturities
     of marketable securities                              25,482,000          4,800,000             -
     Acquisition-net of cash acquired                      (6,432,000)           -                   -
Net cash used in investing activities                     (65,164,000)       (43,436,000)        (23,127,000)
See notes to consolidated Financial statements.

Consolidated Statements of Cash Flows

Year ended March 31                                     1995           1994              1993
Cash flows from Financing activities
     Payments on long-term obligations            $    (451,000) $    (4,320,000)    $    (8,373,000)
     Cash dividend paid                             (22,208,000)     (11,026,000)         (8,476,000)
     Payments on acquisition obligation                  -              (977,000)             -
     Proceeds from exercise of stock options          3,046,000        1,406,000           9,561,000
Net cash used in financing  activities              (19,613,000)     (14,917,000)         (7,288,000)

Net Increase (Decrease) in Cash and Cash Equivalents 51,754,000      (22,720,000)         37,922,000
Cash and Cash Equivalents-Beginning of Year          75,526,000       98,246,000          60,324,000

Cash and Cash Equivalents-End of Year             $ 127,280,000  $    75,526,000     $    98,246,000


For purposes of presentation in the statements of cash flows, cash, overnight deposits, certificates of deposit, money market funds and marketable securities with original maturities of less than three months have been classified as cash and cash equivalents. The carrying value of these items approximates fair value.
Cash payments for interest were $25,000 in 1995, $30,000 in 1994 and $64,000 in 1993. Cash
payments for income taxes were $35,822,000 in 1995, $27,055,000 in 1994 and $21,345,000 in
1993.
During fiscal 1993 the Company acquired substantially all of the assets of Bertek, Inc. (Bertek)
(see note B) for approximately $39,112,000 and assumed liabilities of approximately
$10,090,000. During the years ended March 31, 1994 and 1993 $20,326,000 and $17,701,000 of the purchase price was satisfied through the issuance of the Company's common stock.
At the closing of this transaction, the Company repaid with cash approximately $8,293,000 in long-term debt obligations assumed.
During fiscal 1993 the Company declared a 2 for 1 stock split effected in the form of a stock dividend (see note M).
Certain stock option transactions result in a reduction of income taxes payable and a corresponding increase in additional paid-in capital. The amounts for the years ended March 31,
1995, 1994 and 1993 were $396,000, $1,040,000 and $3,528,000 respectively.
During fiscal 1995 and 1994 the Company received and recorded into treasury stock 659 and
75,658 shares of common stock valued at $14,000 and $ 2,174,000 respectively in consideration for the exercise of stock options.



Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies
1. Principles of Consolidation
The consolidated financial statements include the accounts of Mylan Laboratories Inc. (the
Company) and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company's principal line of business is the manufacturing and distribution of pharmaceutical products. The Company had sales to one customer which represented 12% of net sales in 1993.

2. Marketable Securities
Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No.
115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities."
Under
this Statement, the Company's investments classified as "available for sale" are recorded at current market value with offsetting adjustments to shareholders' equity, net of income taxes. At
March 31, 1994, investments were stated at the lower of aggregate cost or market. The adoption of SFAS No. 115 did not have a material impact on the financial position of the Company.

3. Accounts Receivable and Revenue Recognition
The Company recognizes revenue from product sales upon shipment to customers. Provisions for discounts, rebates, returns and other adjustments are provided for in the same period as the related sales are recorded. Accounts receivable are presented net of such provisions which amounted to $14,777,000 at March 31, 1995 and $3,449,000 at March 31, 1994.

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

7. Income Taxes
Deferred income taxes reflect the tax consequences on future years of events that have already been recognized by the Company in the financial statements or tax returns. Prior to April 1, 1993 deferred income taxes were provided for the difference between income and expense recognition for financial reporting purposes and income tax purposes.

8. Earnings Per Share
Earnings per share of common stock are based on the weighted average number of shares outstanding during each year. The effect on earnings per share, resulting from the assumed exercise of outstanding stock options, is not material.

9. Reclassification
Certain prior year amounts have been reclassified to conform to the 1995 presentation.

B. Business Combinations
American Triumvirate Insurance Company
On December 21, 1994 the Company acquired the 50% interest in American Triumvirate
Insurance Company (ATIC) that it did not previously own. ATIC is a captive insurance company located in Burlington, Vermont. The business combination has been accounted for under the purchase method of accounting. The Company paid $8,166,000 which equaled 50% of the net book value of ATIC as of December 31, 1994.

Bertek
On February 25, 1993 a wholly-owned subsidiary of the Company acquired substantially all of the net assets of Bertek, Inc. (Bertek). Bertek, headquartered in St. Albans, Vermont, is a manufacturer
of transdermal drug delivery systems and also has operations in laminating and label manufacturing. The business combination has been accounted for under the purchase method of accounting. Goodwill of approximately $2,686,000 resulting from the acquisition is being amortized on a straight-line basis over a 20 year period.

C. Inventories
Inventories consist of the following components: (in thousands)

March 31,                                                               1995              1994
Raw materials                                                      $    29,795    $     26,138
Work in process                                                         17,539          14,978
Finished goods                                                          30,871          16,880
                                                                   $    78,205    $     57,996

D. Property, Plant and Equipment
Property, plant and equipment consist of the following components:
(in thousands)

March 31,                                                      1995           1994
Land and land improvements                                $    5,767     $    5,088
Buildings and improvements                                    48,674         41,705
Machinery and equipment                                       69,626         59,178
Construction in progress                                       8,532          9,143
                                                             132,599        115,114
Less accumulated depreciation                                 40,300         32,600
                                                          $   92,299    $    82,514

E. Investment in and Advances to Somerset
The Company owns 50% of all the outstanding common stock of Somerset Pharmaceuticals Inc.
(Somerset) and uses the equity method of accounting for its investment.
Equity in Earnings of Somerset includes the Company's 50% portion of Somerset's net earnings and expense for amortization of intangible assets resulting from the acquisition of Somerset.
Such intangible assets are amortized over a 15 year period. Amortization expense amounted to
$924,000 in 1995, 1994 and 1993. Additionally, the Company's charges to Somerset for management services and product development activities are included in Equity in Earnings of
Somerset. These charges have been recorded by Somerset as a reduction of its net earnings.
Condensed unaudited balance sheet information of Somerset is as follows: (in thousands)

March 31,                                                     1995          1994             1993
Current assets                                         $    40,539    $    27,931      $    30,409
Non-current assets                                           6,854          6,043            2,760
Current liabilities                                         19,110         14,918           20,675
Payable to owners                                            1,328          1,002            1,796
Other liabilities                                              475            642              808

Condensed unaudited income statement information of Somerset is as follows: (in thousands)
Year ended March 31,                                         1995             1994          1993
Net sales                                              $    125,975   $    111,970   $    108,518
Cost and expenses                                            60,270         50,465         49,872
Income taxes                                                 21,485         19,547         21,789
Net earnings                                           $     44,220   $     41,958    $    36,857


The above information represents 100% of Somerset's operations of which the Company has a
50% interest.
Under the Orphan Drug Act, Somerset has exclusivity relating to marketing the chemical compound Eldepryl(R) for use as a treatment for late stage Parkinson's disease through June of
1996.
F. Marketable Securities
Effective April 1, 1994 the Company adopted Statement of Financial Accounting Standards No.
115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". Prior
years' financial statements have not been restated to apply the provisions of SFAS No. 115.
This Standard changes the manner in which certain investments are valued and affects the way in which unrealized gains and losses are recognized for financial reporting purposes. The Company has classified its portfolio of marketable securities as "available for sale". Such securities are recorded at market value with unrealized gains and losses being recognized as a separate component of shareholders' equity, net of income taxes.
The amortized cost and estimated market values at March 31, 1995 are as follows: (in thousands)

                                                               Gross           Gross
                                                Amortized     Unrealized      Unrealized        Market
                                                 Cost            Gains           Losses          Value
Debt securities:
     U.S. Government obligations              $    17,083      $    262     $    22      $     17,323
     Municipal obligations                         33,047            95          10            33,132
     Corporate bonds                                3,090            69          75             3,084
     Certificates of deposit                       15,804           -            -             15,804
Total debt securities                              69,024           426         107            69,343
Equity securities                                   3,400         1,868          78             5,190

Maturities of debt securities at market value are as follows: (in thousands)
Due in one year or less                       $    47,384
Due after one year through five years              16,553
Due after five years                                5,406
Total                                         $    69,343
Proceeds from sales of marketable securities were $5,068,000 during 1995. Gross gains of
$14,000 and gross losses of $142,000 were realized on those sales during 1995. The cost of investments sold is determined by the specific identification method.

G. Intangible Assets
Intangible assets are stated net of accumulated amortization of $13,874,000 and $8,874,000 at
March 31, 1995 and 1994 respectively. Amortization is provided for on a straight-line basis over periods ranging from 14 to 17 years for patents and technology and 2 to 20 years for other intangible assets.
     Values assigned to patents and technology at March 31, 1995 and 1994, were
$20,945,000 and $22,324,000 respectively. The remaining amounts consist principally of values assigned to licenses, agreements and goodwill.

H. Other Assets
Other assets consist of the following components: (in thousands)
March 31, 1995 1994
Pooled asset funds                          $    14,587    $    13,758
Cash surrender value                             16,377         16,254
Captive insurance company                         -              7,712
Other investments                                17,981         10,398
                                            $    48,945    $    48,122

Pooled asset funds are carried at the lower of cost or market and include the Company's interest in various funds which invest in common and preferred stocks, bonds, and money market funds.
Earnings on these investments included under the caption "Other Income" amounted to $829,000 in 1995, $402,000 in 1994 and ($645,000) in 1993. At March 31, 1995 and 1994 the carrying amounts of these investments approximated fair value.
Cash surrender value represents insurance policies on
certain officers and key employees and the value of a split dollar life insurance arrangement with the estate of the former Chairman and Chief Executive Officer of the Company (see note P).
Other investments are comprised principally of equity investments in non-publically traded entities. Such investments are accounted for under the cost method.
Prior to December 21, 1994 the Company's interest in a captive insurance company was accounted for using the equity method of accounting (see note B). Earnings from this investment included under the caption "Other Income" amounted to $454,000 in 1995 prior to acquisition,
$937,000 in 1994 and $940,000 in 1993.

I. Other Current Liabilities
Other current liabilities includes payroll and employee benefit plan accruals which amounted to $6,103,000 at March 31, 1995 and $5,388,000 at March 31,
1994, accruals for Medicaid reimbursements of $3,640,000  at March 31, 1995 and $1,479,000 at
March 31, 1994 and deferred revenue related to a distribution agreement (see note K) of
$3,500,000 at March 31, 1995.

J. Long-Term Obligations
Long-term obligations represent accruals for post-retirement compensation pursuant to agreements with certain key employees and directors. Under these agreements, benefits are to be paid over periods of 10 to 15 years commencing at retirement.

K. Distribution Agreement
On October 10, 1994 the Company entered into a distribution agreement with STC
Pharmaceuticals, Inc. (STC), a wholly owned subsidiary of Eli Lilly and Company (Lilly). Under the terms of the agreement the Company is distributing a generic form of Lilly's oral antibiotic
Ceclor(R) on behalf of STC. The Company is being paid a fixed monthly fee for distributing the product. Upon certain events, as defined in the agreement, the fixed monthly fee will convert to a variable amount predicated upon STC's net sales of the product. Revenues and gross profits resulting from this agreement did not have a material impact on operations.


L. Income Taxes
Income taxes consist of the following components: (in thousands)

Year ended March 31,                       1995           1994           1993
Federal
     Current                          $    48,851    $    11,888    $    25,325
     Deferred                              (8,111)            61           (888)
                                           40,740         11,949         24,437
State
     Current                               12,033          2,766          2,283
     Deferred                              (2,316)          (717)           -
                                            9,717          2,049          2,283
Income taxes                          $    50,457    $    13,998    $    26,720

Pre-tax earnings                      $    171,326   $    87,065    $    97,341

Effective tax rate                          29.5%          16.1%          27.4%


Effective April 1, 1993 the Company adopted Statement of Financial Accounting Standards No.
109 (SFAS No. 109), "Accounting for Income Taxes". The prior year's financial statements have not been restated to apply the provisions of SFAS No. 109. The cumulative effect of adopting this Standard resulted in an increase in net earnings of $1,124,000 or $.01 per share in the 1994
Consolidated Statement of Earnings. There was no cash flow impact.
This Standard requires an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the financial statements or tax returns. Changes in enacted tax rates or laws will result in adjustments to the recorded tax asset or liabilities in the period that the tax law is enacted.
Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows:
(in thousands)

March 31,                                                              1995           1994
Deferred Tax Assets:
     Employee benefits                                            $    2,758      $    1,745
     Deferred revenue                                                  1,881             868
     Asset allowances                                                  5,785           1,279
     Inventory                                                         5,378             829
     Investments                                                         634           1,022
Total Deferred Tax Assets                                             16,436           5,743
Deferred Tax Liabilities:
     Property                                                          2,642           3,379
     Investments                                                       2,206           1,103
Total Deferred Tax Liabilities                                         4,848           4,482
Deferred Tax Assets - Net                                         $   11,588      $    1,261
Classification in the Consolidated Balance Sheet:
     Deferred Income Tax Benefit - Current                        $   10,545      $    2,082
     Deferred Income Tax Benefit - Non-Current                         1,043             -
     Deferred Income Tax Liability - Non-Current                       -                (821)
Deferred Tax Assets - Net                                         $   11,588      $     1,261

A reconciliation of the statutory tax rate to the effective tax rate is as follows:
Year Ended March 31,                                                  1995        1994       1993
Statutory tax rate                                                    35.0%      35.0%      34.0%
State income taxes-net                                                 4.2%       1.7%       1.5%
Tax exempt earnings-
     primarily dividend exclusion                                     (4.8%)     (7.7%)     (5.9%)
Tax credits                                                           (4.9%)     (7.6%)     (2.2%)
SFAS 109                                                                -        (1.3%)        -
Changes in tax code                                                     -        (3.7%)        -
Other items                                                             -        (0.3%)        -
Effective tax rate                                                     29.5%     16.1%      27.4%

Tax credits result principally from operations in Puerto Rico.
In August of 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of
1993 ("the Act"). The Act has several provisions which affect the Company's income tax expense including a change in the Federal corporate tax rate and significant changes relating to tax credits for operations in Puerto Rico. As a direct result of the changes in the tax code, the
Company reassessed its position on the filing alternatives available under the tax code. Based on the new tax code provisions, the Company made a decision which resulted in a reduction of income tax expense of $3,225,000. This amount represents management's estimate of the cumulative effect of this change.

M. Common Stock
During fiscal year 1993 the company declared a 2 for 1 stock split effected in the form of a stock dividend. The par value of the new shares issued totaled $19,327,000 and has been transferred from additional paid-in capital and retained earnings to the common stock account. Per share amounts and stock options have been adjusted for the stock split.
On April 7, 1993, the shareholders of the Company approved an increase in the number of shares of common stock authorized to 300,000,000.

N. Stock Option Plans
On December 1, 1986 the Board of Directors adopted the "Mylan Laboratories Inc. 1986
Incentive Stock Option Plan" ("the Plan") which was approved by the shareholders on June 24,
1987. A total of 6,000,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options. Options, which may be granted at not less than fair market value on the date of the grant may be excercised within ten years from the date of grant. As of March
31, 1995 options for 3,040,300 shares have been granted pursuant to the Plan.
On June 23, 1992 the Board of Directors adopted the "1992 Nonemployee Director Stock Option
Plan" (the "Directors' Plan") subject to shareholder approval, which was obtained on April 7,
1993. A total of 400,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options which may be granted at not less than fair market value on the date of grant. Shares are granted, based on a formula as described in the Directors' Plan, upon the nonemployee director's initial and subsequent election to the Board of Directors. Options may be exercised within ten years from the date of grant. As of March 31, 1995, 170,000 shares have been granted pursuant to the Directors' Plan.
As of March 31, 1995 options for 1,212,299 shares are
exercisable under all plans at option prices ranging from $4.24 to $28.125 per share.
A summary of the activity resulting from all plans adjusted for the stock split is as follows:

                                      Number of shares    Option price
                                         under option       per share
Outstanding
April 1, 1992                            1,120,504        $    4.125-16.00
     Options granted                     1,778,000                   18.00
     Options exercised                    (713,857)            4.125-18.00
     Options cancelled or surrendered      (64,398)             4.75-16.00
Outstanding
March 31, 1993                           2,120,249        $    4.125-18.00
     Options granted                         6,000           26.125-28.125
     Options exercised                    (347,747)            4.125-18.00
     Options cancelled or surrendered       (6,875)                  16.00
Outstanding
March 31, 1994                           1,771,627       $     4.24-28.125
     Options granted                       296,000            15.875-22.00
     Options exercised                    (274,953)            4.125-18.00
     Options cancelled or surrendered      (22,000)             7.25-18.00
Outstanding
March 31, 1995                           1,770,674       $     4.24-28.125

O. Profit Sharing and 401(K) Plans
The Company has a noncontributory trusteed profit sharing plan covering essentially all employees who are not covered by 401(k) plans, a 401(k) plan covering essentially all Hickam employees, a profit sharing plan with a 401(k) provision covering all employees of Bertek and a
401(k) plan covering all employees of the bargaining unit.

Contributions to the profit sharing plan and the Bertek plan are made at the discretion of the
Board of Directors. Contributions to the Hickam plan are based upon a formula matching the employees salary deferral. Contributions to the bargaining unit plan are based upon the union agreement. Total contributions to all plans for the years ended March 31, 1995, 1994 and 1993 were $3,060,000, $2,300,000 and $1,860,000 respectively.

P. Related Party Transactions
Pursuant to a salary continuation agreement between Mr. McKnight, former Chairman and Chief
Executive Officer, and the Company, a one time payment of $4,306,000 was made on March 31,
1994 of which $2,861,000 was expensed during 1994. The Company also purchased aircraft, which it previously leased on a flight by flight basis, from the estate of Mr. McKnight for
$5,900,000. In addition, the Company will continue to fund life insurance premiums pursuant to a split-dollar life insurance agreement whereby the Company has rights to the cash surrender value of the insurance policies.

Q. Legal Matters
The Company is involved in various legal proceedings that are considered normal to its business.
While it is not feasible to predict the ultimate outcome of such proceedings it is the opinion of management that the outcome will have no material adverse effect on the Company's operations or financial position.
During fiscal 1994 the Company settled certain legal matters relating to the Company's suit filed under the Federal Antitrust Laws and the Racketeer Influence and Corrupt Organization Act
(RICO), for approximately $3,375,000. Additionally during fiscal 1994 the jury in the
Company's lawsuit against American Cyanamid ruled in favor of Cyanamid on the company's claims and in favor of the Company on Cyanamid's counterclaims. No money damages were awarded to either party. The U.S. Court of Appeals for the Fourth Circuit upheld the jury verdicts on all claims.


Independent Auditors' Report
Board of Directors and Shareholders
Mylan Laboratories Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Mylan Laboratories Inc. and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31,
1995, appearing on pages 40 through 51. These fiancial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Laboratories Inc. and subsidiaries as of March 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

Pittsburgh, Pennsylvania
April 28, 1995

Market Prices


Fiscal 1995                                          High       Low
First Quarter                                       23         155/8
Second Quarter                                      273/8      201/2
Third Quarter                                       297/8      241/2
Fourth Quarter                                      333/4      243/4
Fiscal 1994                                          High        Low
First Quarter                                       30 3/4     23 5/8
Second Quarter                                      30 3/8     19 5/8
Third Quarter                                       33 1/4     23 1/2
Fourth Quarter                                      25 1/8     15 7/8
New York Stock Exchange Symbol: MYL
On April 30, 1995 the Company had approximately 85,213 shareholders.


Quarterly Financial Data
(Amounts in thousands,
except per share amounts)
1st Quarter                         1995         1994
Net sales                        $  85,146      $   58,507
Gross profit                        52,150          29,952
Net earnings                        27,130          16,108
Earnings per share                     .34             .21
2nd Quarter
Net sales                        $  96,013      $   57,756
Gross profit                        55,791          27,848
Net earnings                        28,658          17,442
Earnings per share                     .36             .22
3rd Quarter
Net sales                       $  104,271       $  66,436
Gross profit                        57,569          34,271
Net earnings                        31,839          22,123
Earnings per share                     .40             .28
4th Quarter
Net sales                       $  110,690       $  69,074
Gross profit                        61,020          34,071
Net earnings                        33,242          17,394
Earnings per share                     .42             .22
Year                            $  396,120        $251,773
Gross profit                       226,530         126,142
Net earnings                       120,869          73,067
Earnings per share                    1.52             .93

Design: John Brady Design Consultants Inc., Pittsburgh, Pennsylvania Notice of Annual Meeting

The annual meeting of shareholders of the Company will be held on Wednesday, June 28, 1995 at 10:30 AM at the Lakeview Resort & Conference Center, Morgantown, West Virginia. A
formal notice together with a proxy statement and form of proxy will be mailed to shareholders entitled to vote in advance of the meeting.

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

Dana G. Barnett
Executive Vice President

Louis J. DeBone
Vice President-Operations

Roderick P. Jackson
Senior Vice President

Joseph J. Krivulka
Vice President

Dr. John P. O'Donnell
Vice President-
Research and Quality Control

Robert W. Smiley, Esq.
Secretary

Patricia Sunseri
Vice President-
Investor and Public Relations

C. B. Todd
Senior Vice President
Corporate Directory

Mylan Laboratories Inc.
1030 Century Building
130 Seventh Street
Pittsburgh, Pennsylvania 15222
(412) 232-0100

Registrar and Transfer Agent
American Stock Transfer Co.
New York, New York

Certified Public Accountants
Deloitte & Touche LLP
Pittsburgh, Pennsylvania

Financial Consultants
PDA Associates, Inc.
Ironia, NJ

Securities Traded
New York Stock Exchange
Mylan Laboratories Inc.
Common Stock
Symbol: MYL



                  (21) Subsidiaries of the registrant, filed herewith.

                  (23) Consents of Independent Auditors', filed herewith.
EXHIBIT 23
Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statements No. 33-65916 and
No. 33-65918 of Mylan Laboratories Inc. on Form S-8 of our report dated April 28, 1995, incorporated by reference in this Annual Report on Form 10-K of Mylan Laboratories Inc. for the
year ended March 31, 1995.


/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
June 16,1995

Independent Auditors' Consent

We consent to the incorporation by reference in Registration Statements No. 33-65916 and No.
33-65918 of Mylan Laboratories Inc. on Form S-8 of our report dated February 3, 1995 relating to the consolidated financial statements of Somerset Pharmaceuticals, Inc. and subsidiaries for the three years in the period ended December 31,1994, included in the Annual Report on Form
10-K of Mylan Laboratories Inc. for the year ended March 31,1995.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
June 16, 1995

                  (27) Financial Data Schedule, filed herewith.

                  (99) Consolidated financial statements of Somerset Pharmaceuticals, Inc. for
                       Years ended December 31, 1994, 1993 and 1992, filed herewith.





SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended December 31, 1994, 1993 and 1992, and
Independent Auditors' Report



INDEPENDENT AUDITORS' REPORT
To the Board of Directors of
     Somerset Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Somerset Pharmaceuticals,
Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 1994.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.





February 3, 1995

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1994 AND 1993



ASSETS                                                  1994        1993


CURRENT ASSETS:
  Cash and cash equivalents                         $17,529,000   $10,281,000
  Investment securities                               3,338,000     3,470,000
Accounts receivable (net of allowance for doubtful
   accounts of $100,000)                             20,653,000    16,095,000
  Inventories                                         5,293,000     3,820,000
  Prepaid expenses and other current assets           1,957,000     1,582,000

     Total current assets                            48,770,000    35,248,000


PROPERTY AND EQUIPMENT - Net                          4,266,000     2,762,000





INTANGIBLE ASSETS - Net                               1,644,000     1,987,000




OTHER ASSETS                                            470,000     1,416,000


                                                    $55,150,000   $41,413,000

 Liabilities and Stock holder's Equity                   1994                1993

Current Liabilities:
Accounts payable                                  $     292,000       $    205,000
Note payable                                              -                253,000
Accrued marketing costs                              11,000,000          9,100,000
Royalty payable                                       5,850,000          4,780,000
Other accrued expenses                                2,833,000          2,070,000
Accrued research and development                      1,901,000          2,046,000
Income taxes payable                                  5,017,000          2,900,000
Amounts due to related paries                         2,318,000          2,063,000

Total current liabilities                            29,211,000         23,417,000

Deferred revenue                                        292,000            458,000

Stockholder's Equity:
Common stock, $.01 par value; 13,719
 shares authorized, 11,297 shared issued                    -              -
Retained earnings                                    26,099,000         17,990,000
Less treasury stock, 644 shares at cost                (452,000)          (452,000)

Total stockholder's equity                           25,647,000         17,538,000
                                                    $55,150,000        $41,413,000


See notes to consolidated financial statements.

        SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,1994, 1993 AND 1992

                                                   1994                   1993              1992

NET SALES                                     $124,566,000           $118,998,000        $104,071,000

COSTS AND EXPENSES:
  Cost of sales                                 16,399,000             13,991,000          12,552,000
  Marketing                                     23,457,000             25,826,000          23,415,000
  Research and development                      10,424,000              9,134,000           5,580,000
  Administrative                                 9,845,000              8,005,000           6,736,000

                                                60,125,000             56,956,000          48,283,000

                                                64,441,000             62,042,000          55,788,000

OTHER INCOME                                       568,000              1,131,000           1,017,000

INCOME BEFORE INCOME TAXES                      65,009,000             63,173,000
56,805,000

PROVISION FOR INCOME TAXES                      20,900,000             21,408,000
20,736,000

NET INCOME                                   $  44,109,000          $  41,765,000       $  36,069,000


See notes to consolidated financial statements.


SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                              Common Stock         Treasury Stock         Retained  Stockholders'
                                           Shares       Amount   Shares   Amount          Earnings      Equity

BALANCE, DECEMBER 31, 1991                   11,297  $    -         644  $ (452,000)  $  7,900,000
$   7,448,000

  Accretion of the carrying value of the
    redeemable preferred stock                  -         -          -         -          (122,000)      (122,000)
  Dividends                                     -         -          -         -       (41,207,000)   (41,207,000)
  Net income                                    -         -          -         -        36,069,000     36,069,000

BALANCE, DECEMBER 31, 1992                   11,297       -         644    (452,000)     2,640,000
2,188,000

  Accretion of the carrying value of the
    redeemable preferred stock                  -         -          -         -           (15,000)       (15,000)
  Dividends                                     -         -          -         -       (26,400,000)   (26,400,000)
  Net income                                    -         -          -         -        41,765,000     41,765,000

BALANCE, DECEMBER 31, 1993                   11,297       -         644    (452,000)    17,990,000
17,538,000

  Dividends                                     -         -          -         -       (36,000,000)   (36,000,000)
  Net income                                    -         -          -         -        44,109,000     44,109,000

BALANCE, DECEMBER 31, 1994                   11,297  $    -         644  $ (452,000)  $ 26,099,000
$  25,647,000


See notes to consolidated financial statements.


SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

<CAPTIONS>

                                                      1994         1993         1992

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $44,109,000  $41,765,000  $36,069,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                   587,000      285,000      229,000
       Deferred tax expense (benefit)                  862,000     (800,000)      20,000
       Deferred revenue                               (166,000)    (167,000)    (166,000)
       Changes in operating assets and liabilities:
         Accounts receivable                        (4,558,000)  (1,872,000)  (3,989,000)
         Inventories                                (1,473,000)  (1,578,000)     614,000
         Prepaid expenses and other current assets    (375,000)     352,000     (249,000)
         Accounts payable                               87,000     (227,000)  (1,121,000)
         Royalty payable                             1,070,000      190,000      901,000
         Accrued marketing costs                     1,900,000    1,386,000    2,074,000
         Accrued research and development             (145,000)     981,000       -
         Other accrued expenses                        763,000      201,000    1,338,000
         Income taxes payable                        2,117,000      570,000     (177,000)
         Amounts due to related parties                255,000      278,000      542,000

     Net cash provided by operating activities      45,033,000   41,364,000   36,085,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease (increase) in investment securities     132,000    2,006,000   (1,685,000)
  Purchase of property and equipment                (1,898,000)  (2,690,000)    (127,000)
  Decrease (increase) in other assets                  234,000     (268,000)      23,000

     Net cash used in investing activities          (1,532,000)    (952,000)  (1,789,000)


                           (Continued)
SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                     1994                 1993                        1992

CASH FLOWS FROM FINANCING ACTIVITIES:
  Redemption of preferred stock                  $         -         $      (1,149,000)          $     (1,149,000)
  Dividends paid on preferred stock                        -                  (176,000)                   (85,000)
  Dividends paid on common stock                     (36,000,000)          (35,200,000)
(36,300,000)
  Net (decrease) increase in note payable               (253,000)              253,000                     -

     Net cash used in financing activities           (36,253,000)          (36,272,000)
(37,534,000)


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     7,248,000             4,140,000
(3,238,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                   10,281,000             6,141,000
9,379,000

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                    $    17,529,000      $     10,281,000           $      6,141,000

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                     $         7,000      $          5,000           $         -

    Income taxes                                 $    17,683,000      $     21,259,000           $     20,992,000


SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:

During 1992, the Company recorded $8,800,000 of dividends payable on common stock which had not been paid as of the end of that year.


See notes to consolidated financial statements.


1.   PRINCIPLES OF CONSOLIDATION AND OPERATIONS

     The consolidated financial statements include the accounts of Somerset Pharmaceuticals,
Inc. (the Company) and its wholly owned subsidiaries, Somerset Pharmaceuticals Holding
Company and Somerset Caribe, Inc.  The Company is jointly owned by Mylan Laboratories, Inc.
and Circa Pharmaceuticals, Inc., with each owning 50% of all the outstanding common stock of the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company, incorporated in February 1986, is engaged in the development, testing and marketing of drugs to be used in the treatment of various human disorders.
Currently, the Company manufactures, markets and sells Eldepryl, which is used as a treatment for Parkinson's Disease.

     The Company is party to an exclusive 14-year agreement (through November 22, 2003)
with Chinoin Pharmaceutical Company (Chinoin) of Budapest, Hungary under which Eldepryl and other new potential drugs resulting from Chinoin research are made available for licensing by the Company.  The license agreement requires the Company to pay royalties equal to 7% of net sales of Eldepryl including sub-license revenues.  The Company incurred royalty expense of approximately $9,983,000, $8,383,000 and $8,105,000 for the years ended December 31, 1994,
1993 and 1992, respectively.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash and Cash Equivalents - The Company generally considers debt instruments purchased with a maturity of three months or less to be cash equivalents.

b.   Investment Securities - Effective January 1, 1994, the Company adopted Statement of
Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt
and Equity Securities."  The effect of adopting SFAS No. 115 on the Company's financial statements was not material.  During the current year, gross proceeds from sales and maturities of investments approximated $797,000 and $750,000, respectively, and realized gains or losses were not material.  At December 31, 1994, the investment securities were available for sale, and there were no material unrealized gains or losses.

     At December 31, 1993, investment securities included both debt and equity instruments which were valued at the lower of cost or market with cost approximating market.

c.   Inventories - Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

d.   Property and Equipment - Property and equipment are stated at cost.  Depreciation is provided over the estimated useful lives of the assets by the straight-line method.  Estimated useful lives are five to seven years for machinery and equipment and thirty-five years for the building.


e.   Intangible Assets - Intangible assets are amortized on a straight-line basis over 14 years.

f.   Research and Development - Research and development costs are expensed as incurred.

3.   INVENTORY

     Inventory consists of the following at December 31:

                                   1994           1993

Raw material               $    4,686,000 $    2,864,000
Work in process                   375,000        470,000
Finished goods                    232,000        486,000

Total                      $    5,293,000 $    3,820,000

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

     1994 1993

Land                               $    300,000   $    300,000
Building                              2,067,000      1,638,000
Machinery and equipment               2,410,000        963,000
Furniture and fixtures                   87,000         65,000

                                      4,864,000      2,966,000
Less accumulated depreciation          (598,000)      (204,000)

Property and equipment - net       $  4,266,000   $  2,762,000

5.   SUB-LICENSE OF RIGHTS

     On February 9, 1988, the Company granted a sub-license to its exclusive right and license to use its technology to Draxis Health Inc. (formerly Deprenyl Research Limited) to commercialize certain drugs in Canada for 15 years.  The Company receives a royalty of 11% of
Draxis Health Inc.'s net sales over the license period.

     Royalty income, less related royalty expense to Chinoin, included in other income for the years ended December 31, 1994, 1993 and 1992 was approximately $199,000, $357,000 and
$414,000, respectively.

6.   INTANGIBLE ASSETS

     Intangible assets primarily represent the cost of a modification to the terms of the Chinoin
Agreement, less accumulated amortization of $1,061,000 and $868,000 at December 31, 1994 and 1993, respectively.


7.   CO-PROMOTIONAL AGREEMENT

     Effective October 1, 1990, the Company entered into an agreement with Sandoz
Pharmaceuticals Corporation (Sandoz) to co-promote the product Eldepryl.  Under the terms of the agreement, the Company is required to make certain payments to Sandoz in the event sales of
Eldepryl exceed certain predefined minimums.  The agreement requires Sandoz, among other things, to expend, at a minimum, a predetermined amount for advertising during each year of the agreement.  Once the predetermined levels of sales are exceeded, the Company is required to pay
Sandoz for advertising expenditures made on behalf of the Company.  After Sandoz's advertising expenses are reimbursed, any additional amounts are shared by Sandoz and the Company based upon the terms of the agreement.  During 1994, 1993 and 1992, the Company expensed approximately $22,360,000, $24,260,000 and $22,321,000, respectively, pursuant to the agreement.  Additionally, certain co-promotional fees paid by Sandoz at the commencement of the agreement are being recognized ratably by the Company during the term of the agreement
(six years), and certain costs associated with the procurement, negotiation and execution of the agreement by the owners of the Company are being incurred by the Company in approximately the same amount.

     In December 1994, the Company amended its co-promotional agreement with Sandoz.
The amended agreement eliminated certain residual period payments to Sandoz, shortened the term to March 31, 1996, eliminated certain sales force detail requirements and requires certain payments to be made to the Company if a predetermined level of sales is not achieved.

8.   NOTE PAYABLE

     On June 30, 1993, the Company entered into a one-year $1,500,000 line of credit agreement with a bank in conjunction with the renovation of the Company's research facility.
Interest on amounts drawn on the line of credit was payable monthly at the bank's prime rate (6%
at December 31, 1993) less 0.25%.  Pursuant to the agreement, all borrowings under this line of credit were paid off in 1994.

9.   REDEEMABLE PREFERRED STOCK

     The Class A and B redeemable preferred stock were fully redeemed during 1993.

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



10.  INCOME TAXES

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109,
"Accounting for Income Taxes" effective January 1, 1993.  As permitted by SFAS No. 109, prior-year financial statements have not been restated to reflect the change in accounting method.
The cumulative effect of adopting SFAS No. 109 on the Company's financial statements was not material.

     The income tax provision consists of the following for the years ended December 31:

                                          1994                1993                  1992

Current tax expense:
     Federal                        $    15,025,000     $    17,938,000     $    18,540,000
     State                                4,899,000           4,124,000           2,050,000
     Foreign                                114,000             146,000             126,000

                                         20,038,000          22,208,000          20,716,000

Deferred tax expense (benefit):
     Federal                                754,000            (700,000)             20,000
     State                                  108,000            (100,000)             -

                                            862,000            (800,000)             20,000

Total provision for income taxes   $     20,900,000     $    21,408,000     $    20,736,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising the Company's deferred taxes (which are included in "Other Assets" in the balance sheet) as of December 31, 1994 are as follows:

Deferred tax assets:
     Deferred revenue                                    $    110,000
     Deferred compensation                                    228,000
     Chargeback allowance                                     152,000
     Other                                                     42,000

                                                              532,000

Deferred tax liabilities:
     Excess of tax amortization over reporting amortization   165,000

          Net deferred tax assets                        $    367,000


     The statutory federal income tax rate is reconciled to the effective tax rate as follows for the years ended December 31:

                                                1994      1993      1992

Tax at statutory rate                           35.0%     35.0%     34.0%
State income tax (net of federal benefit)        3.5       4.1       2.4
Tax credits                                     (9.9)     (7.2)      (.2)
Tollgate tax                                     3.9       2.0        -
Other                                            (.4)       -         .3

Effective tax rate                              32.1%     33.9%     36.5%

     Tax credits result principally from operations in Puerto Rico.

11.  RELATED PARTY TRANSACTIONS

     The Company incurs expenses for ongoing management services and over a six year period for specific services related to the procurement, negotiation and execution of the co-promotion agreement by the owners of the Company. The Company also incurs other expenses from one or both of its owners as detailed below for the years ended December 31:

                                                     1994           1993           1992

     Management fees                           $    6,228,000 $    5,950,000 $    5,204,000
     Research and development                       1,020,000        835,000        239,000
     Inventory handling and distribution fees         650,000        750,000        331,000
     Rent - equipment and facilities                1,065,000        647,000        -
     Product liability insurance                      618,000        675,000        675,000

     During 1993, the Company purchased $696,000 of equipment from one of its owners.

     At December 31, 1994 and 1993 the balance of amounts due to related parties represents rent, research and development, distribution and management fees payable to the owners of the
Company.

12.  SIGNIFICANT CUSTOMERS

     The Company had sales to certain customers which individually exceeded 10% of net sales.  Three customers represented 57% of net sales for the year ended December 31, 1994 and two customers represented 45% and 41% of net sales for the years ended December 31, 1993 and
1992, respectively.


13.  COMMITMENTS

     As of December 31, 1994, the Company is committed to fund approximately $5,160,000 for various research and development studies through 1995.

14.  EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution profit sharing plan covering substantially all employees.  Contributions are made at the discretion of the Board of Directors.  Additionally, during 1994, the Company initiated a deferred compensation plan for select key employees.
Contributions are based on profitability levels for the year.  During 1994, 1993 and 1992, the
Company recorded expense of $755,000, $100,000 and $-0- for these plans, respectively.

* * * * * *


 (b)  Reports on Form 8-K

     The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1995.

                                SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     June 16, 1995                 MYLAN LABORATORIES INC.


               by  /s/ Milan Puskar
               Milan Puskar
               Chairman, Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ Milan Puskar June 16,1995              /s/ Dana G. Barnett  June 16,1995                    June 16,
1995
Milan Puskar                                 Dana G. Barnett
Chairman, Chief Executive Officer and        Executive Vice President and Director
President



     /s/ Laurence S. DeLynn June 16, 1995       /s/ Robert W. Smiley June 16,1995
Laurence S. DeLynn                           Robert W. Smiley
Director                                     Secretary and Director




     /s/ Richard A. Graciano June 16, 1995      /s/ John C. Gaisford M.D.  June 16, 1995
Richard a. Graciano                          John C. Gaisford, M.D.
Director                                     Director



     /s/ C.B. Todd June 16,1995                 /s/ Frank A. DeGeorge June 16, 1995
C.B. Todd                                    Frank A. DeGeorge
Senior Vice President and Director           Director of Corporate Finance as
                                             Chief Accounting Officer

                                EXHIBIT 22

                               Subsidiaries




Name                                  State of Incorporation


Milan Holding, Inc.                      Delaware

Mylan Inc.                               Delaware

Mylan Pharmaceuticals Inc.               West Virginia

Dow Hickam Pharmaceuticals, Inc.         Texas

Bertek, Inc.                             West Virginia

American Triumvirate Insurance Company   Vermont