Form 10-Q
period 1995-06-30
MYLAN LABORATORIES INC
filed 1995-08-01
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D.C.  20549
                                                  FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1995

                                                OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OR THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from___________ to ___________

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

               YES      X             NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                       Outstanding at
          Class of Common Stock                         July 24, 1995
         ------------------------------                ---------------------
               $.50 par value                             79,539,594

                        MYLAN LABORATORIES INC. AND SUBSIDIARIES
       ----------------------------------------------------------------------

                                       INDEX
                                       -----



                                                                    Page
                                                                   Number
                                                                   ------

PART I. FINANCIAL INFORMATION

    ITEM 1:  Financial Statements

    Consolidated Balance Sheets - June 30, 1995
        and March 31, 1995                                        2A and 2B

    Consolidated Statements of Earnings - Three
        Months Ended June 30, 1995 and 1994                           3

    Consolidated Statements of Cash Flows - Three
        Months Ended June 30, 1995 and 1994                           4

    Notes to Consolidated Financial Statements -
        Three Months Ended June 30, 1995                              5

    ITEM 2:  Management's Discussion and Analysis of
             Financial Condition and Results of
              Operations                                           6 and 7


PART II. OTHER INFORMATION                                            8

                   MYLAN LABORATORIES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS




                                                      June 30,      March 31,
                                                       1995          1995
                                                     Unaudited      Audited



Current Assets
     Cash and cash equivalents                     $141,792,000   $127,280,000


     Short-term investments                          50,514,000     52,575,000


     Accounts receivable                             65,720,000     58,343,000


     Inventories:
          Raw materials                              31,220,000     29,795,000


          Work in process                            14,322,000     17,539,000


          Finished goods                             31,045,000     30,871,000
                                                  -------------   -------------
                                                     76,587,000     78,205,000


     Deferred tax benefit
     Other current assets                             9,157,000     10,545,000
                                                  --------------  -------------
                                                      4,236,000      4,435,000


               Total Current Assets                 348,006,000    331,383,000


Property, Plant and Equipment - at cost
     Less accumulated depreciation                  137,771,000    132,599,000
                                                   -------------  -------------
                                                     42,507,000     40,300,000
                                                     95,264,000     92,299,000


Deferred Income Tax Benefit, non-current              1,459,000      1,043,000


Marketable Securities, non-current                   25,897,000     21,958,000


Investment in and Advances to Somerset               22,493,000     22,055,000


Intangible Assets net of accumulated amortization    27,297,000     28,518,000


Other Assets                                         51,090,000     48,945,000
                                                  --------------  -------------

Total Assets                                       $571,506,000   $546,201,000
                                                  ============== ==============



                         See Notes to Consolidated Financial Statements

                                             -2A-

                   LIABILITIES AND SHAREH0LDERS' EQUITY



                                                    June 30,       March 31,
                                                     1995           1995
                                                    Unaudited      Audited


Current Liabilities
     Trade accounts payable                      $  4,087,000   $ 10,466,000


     Income taxes payable                          25,945,000     24,019,000


     Other current liabilities                     17,231,000     17,890,000


     Cash dividend payable                          3,978,000      3,976,000
                                                --------------   ------------

               Total Current Liabilities           51,241,000     56,351,000


Long-Term Obligations                               7,807,000      7,122,000


Shareholders' Equity:
     Preferred stock, par value $.50 per
          share, authorized 5,000,000 shares, issued
          and outstanding - none                       -                -


     Common stock, par value $.50 per share,
          authorized 300,000,000 shares, issued
          80,002,992 shares at June 30, 1995
          79,972,248 shares at March 31, 1995      40,001,000     39,986,000


     Additional paid in capital                    57,900,000     57,577,000


     Retained earnings                            415,402,000    386,212,000


     Unrealized gain on investment                  1,576,000      1,374,000
                                                -------------    ------------
                                                  514,879,000    485,149,000


     Less Treasury stock - at cost, 476,523
          shares at June 30, 1995 and March 31, 1995
Net Worth                                           2,421,000      2,421,000
                                                 -------------  -------------
                                                  512,458,000    482,728,000
                                                 -------------  -------------

Total Liabilities and Shareholders' Equity       $571,506,000   $546,201,000
                                                 =============  =============



The above financial statements do not reflect the three-for-two stock split effective August 15, 1995 (See Note C).





              See Notes to Consolidated Financial Statements

                                   -2B-

                 MYLAN LABORATORIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
             FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                 UNAUDITED


                                               1995           1994


NET SALES                                    $109,192,000   $85,146,000


COST AND EXPENSES:
     Cost of Sales                             50,628,000    32,996,000


     Research and Development                   8,174,000     6,344,000


     Selling and Administrative                14,003,000    14,412,000
                                               72,805,000    53,752,000


EQUITY IN EARNINGS OF SOMERSET
                                                5,571,000     5,348,000


OTHER INCOME                                    3,963,000       939,000


EARNINGS BEFORE INCOME TAX                     45,921,000    37,681,000


INCOME TAX RATE                                   28%            28%


INCOME TAXES                                   12,754,000    10,551,000


NET EARNINGS                                 $ 33,167,000  $ 27,130,000


EARNINGS PER SHARE                           $        .42  $        .34


WEIGHTED AVERAGE COMMON SHARES                 79,510,000    79,218,000




The Company paid regular quarterly cash dividends of $.04 per share from October 1993 to July 1994 and $.05 per share since October 1994. In addition, the Company paid a special one-time dividend of $.10 per share on January 13, 1995.

The above financial information does not reflect the three-for-two stock split effective August 15, 1995. After the stock split earnings per share for the quarter ended June 30, 1995 and 1994 will be $.28 and $.23 respectively.











              See Notes to Consolidated Financial Statements

                  MYLAN LABORATORIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  UNAUDITED



                                                        1995             1994

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Earnings                                        $ 33,167,000     $ 27,130,000
     Adjustments to reconcile net earnings to net
          cash from operating activities:
               Depreciation and amortization            3,455,000        3,026,000
               Deferred income taxes                      868,000           43,000
               Equity in the earnings of Somerset      (5,571,000)      (5,348,000)
               Cash received from Somerset              5,133,000        2,667,000
               Other non-cash items                    (1,592,000)      13,518,000
          Changes in operating assets and liabilities:
          Accounts receivable                          (5,985,000)     (31,121,000)
               Inventories                              1,745,000       (9,735,000)
               Trade accounts payable                   6,379,000        4,898,000
               Income taxes                             1,926,000       11,301,000
               Other operating assets and liabilities    (460,000)       3,394,000
                                                     -------------     -------------
Net cash provided from operating activities            26,307,000       19,773,000
                                                   ---------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment        (5,172,000)      (2,356,000)
     Increase in intangible and other assets           (1,408,000)      (6,109,000)
     Proceeds from investment securities                5,041,000        2,803,000
     Purchase of investment securities                 (6,613,000)      (3,395,000)
                                                    --------------    --------------
Net cash used in investing activities                  (8,152,000)      (9,057,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividend paid                                (3,974,000)      (3,170,000)
     Payments on long-term obligations                     (7,000)          (7,000)
     Proceeds from exercise of stock options              338,000          266,000
Net cash used in financing activities                  (3,643,000)      (2,911,000)

Net Increase in Cash and Cash Equivalents              14,512,000        7,805,000
Cash and Cash Equivalents - Beginning of Period       127,280,000       75,526,000

Cash and Cash Equivalents - End of Period            $141,792,000     $ 83,331,000


CASH PAID DURING THE PERIOD FOR:
     Interest                                       $       6,000     $      7,000
     Income Taxes                                   $   9,959,000     $    463,000





                             See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               THREE MONTH PERIOD ENDED
                                      JUNE 30, 1995

                                         Unaudited


A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1995 and March 31, 1995 together with the results of operations and cash flows for the interim periods ended June 30, 1995 and 1994. The consolidated results of operations for the three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report and Report on Form 10-K.

C. On June 28, 1995 the Company announced a three-for-two stock split of the Company's common stock effective August 15, 1995 for shareholders of record at the close of business on July 31, 1995. The weighted average shares outstanding and the earnings and dividends per share reflected in these financial statements do not give effect of the stock split.

D. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. (Somerset), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

    Condensed unaudited financial information of Somerset for the three month periods ended June 30, 1995 and 1994 are as follows:
    (in thousands)


                                         June 30,        June 30,
                                           1995            1994
                                        ---------        --------

Net Sales                                $ 22,997        $ 25,021

Costs and Expenses                         (8,853)        (12,240)

Income Taxes                               (4,437)         (3,692)
                                         ---------       ---------
Net Earnings                             $  9,707        $  9,089
                                         =========       =========

    The above information represents 100% of Somerset's operations of which the Company has a 50% interest.

                  PART 1 - FINANCIAL INFORMATION

          ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

    Net sales of $109,192,000 and net earnings of $.42 per share for the quarter ended June 30, 1995 represent the strongest first quarter results in the Company's history. Volume increases in all areas of the Company's business along with the addition of acebutolol to the generic product line, helped to offset the normal pricing pressures on generic products introduced during fiscal 1995.

    Gross margin as a percent of sales for the quarter ended June 30, 1995 dropped slightly from the fourth quarter of fiscal 1995 to 54%. The 61% rate for the same 1994 quarter resulted from the launch of three significant generic products, cimetidine, glipizide and flurbiprofen during that quarter. Due to the competitive nature of the generic pharmaceutical industry the sales and gross margin recognized in the quarter ended June 30, 1995 are not necessarily indicative of the results to be expected in future quarters.

    Research and development expenditures increased 29% from $6,344,000 for the quarter ended June 30, 1994 to $8,174,000 for the current quarter. These increases are indicative of the Company's commitment to new and increased product development throughout the Company.

    Selling and administrative expenses were 13% of net sales for the current quarter as compared to 17% for the quarter ended June 30, 1994.

    Equity in earnings of Somerset continues to provide a solid return for the Company. Somerset's contribution to net earnings per share for the three month period was $.06 in 1995 and 1994.

Liquidity and Capital Resources and Financial Condition

    Working capital increased from $275,032,000 at March 31, 1995 to $296,765,000 at June 30, 1995 as a result of continued strong operations. The ratio of current assets to current liabilities was
6.8 to 1 at June 30, 1995 and 5.9 to 1 at March 31, 1995.

    Net cash provided from operating activities was $26,307,000 for the three months ended June 30, 1995 compared to $19,773,000 for the same period last year. The change is due to higher net earnings and the timing of tax payments and collection of accounts receivable.

    Additions to property, plant and equipment amounted to $5,172,000 for the three months ended June 30, 1995 compared to $2,356,000 for the same period a year ago. Current year capital expenditures are principally related to construction of a 150,000 square foot research and development facility in Morgantown.

PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

  (b) Reports on Form 8-K - there were no reports on Form 8-K filed during the three months ended June 30, 1995.











                            SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Mylan Laboratories Inc.
                                               (Registrant)



DATE                         /s/ Milan Puskar
____________________         ________________________________________
                             Milan Puskar
                             Chairman of the Board, Chief  Executive
                             Officer and President



DATE                         /s/ Frank A DeGeorge
____________________         _______________________________________
                             Frank A. DeGeorge
                             Director of Corporate Finance