Form 10-Q
period 1995-09-30
MYLAN LABORATORIES INC
filed 1995-11-14
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q
            -------------------------------------------------

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

                                   OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OR THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from_____to______

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

                   YES   X             NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                Outstanding at
              Class of Common Stock            November 3, 1995
              ---------------------            -----------------
                  $.50 par value                  120,063,314
   ------------------------------------------------------------------

                MYLAN LABORATORIES INC. AND SUBSIDIARIES
                ----------------------------------------
                              INDEX
                              -----


                                                                   Page
                                                                  Number
                                                                ----------

PART I. FINANCIAL INFORMATION

    ITEM 1:  Financial Statements

    Consolidated Balance Sheets - September 30, 1995
      and March 31, 1995                                         2A and 2B

    Consolidated Statements of Earnings - Three and
      Six Months Ended September 30, 1995 and 1994                   3

    Consolidated Statements of Cash Flows - Six
      Months Ended September 30, 1995 and 1994                       4

    Notes to Consolidated Financial Statements -
      Six Months Ended September 30, 1995                         5 and 6

    ITEM 2: Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                            7 and 8


PART II. OTHER INFORMATION                                           9

                   MYLAN LABORATORIES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS




                                                     September 30,  March 31
                                                        1995           1995
                                                       Unaudited      Audited
                                                     -------------  -----------

Current Assets
     Cash and cash equivalents                       $151,823,000   $127,280,000

Marketable securities                                  28,263,000     52,575,000

Accounts receivable                                    69,064,000     58,343,000
Inventories:
          Raw materials                                29,132,000     29,795,000
          Work in process                              16,281,000     17,539,000
          Finished goods                               29,764,000     30,871,000
                                                      -----------    -----------
                                                       75,177,000     78,205,000

     Deferred income tax benefit                        7,733,000     10,545,000

     Other current assets                               6,376,000      4,435,000
                                                      -----------    -----------
               Total Current Assets                   338,436,000    331,383,000

Property, Plant and Equipment - at cost
     Less accumulated depreciation                    149,616,000    132,599,000
                                                       43,703,000     40,300,000
                                                      -----------    -----------
                                                      105,913,000     92,299,000
Deferred Income Tax Benefit, non-current                1,032,000      1,043,000

Marketable Securities, non-current                     22,253,000     21,958,000

Investment in and Advances to Somerset                 23,557,000     22,055,000

Intangible Assets net of accumulated amortization      26,238,000     28,518,000

Other Assets                                           68,988,000     48,945,000
                                                     ------------   ------------
Total Assets                                         $586,417,000   $546,201,000
                                                     ============   ============


                See Notes to Consolidated Financial Statements

                                     -2A-

                    LIABILITIES AND SHAREH0LDERS' EQUITY
                    ------------------------------------


                                                 September 30,     March 31,
                                                     1995            1995
                                                   Unaudited        Audited
                                                   ---------        -------

Current Liabilities
     Trade accounts payable                      $ 11,093,000     $ 10,466,000

     Income taxes payable                           6,315,000       24,019,000

     Other current liabilities                     17,498,000       17,890,000

     Cash dividend payable                          4,776,000        3,976,000
                                                  -----------     ------------
               Total Current Liabilities           39,682,000       56,351,000

Long-Term Obligations                               8,581,000        7,122,000

Shareholders' Equity:
     Preferred stock, par value $.50 per
          share, authorized 5,000,000 shares,
          issued and outstanding - none                -                 -

     Common stock, par value $.50 per share,
          authorized 300,000,000 shares, issued
          119,360,123 shares at September 30,
          1995 and 79,972,248 shares at
          March 31, 1995                          60,027,000        39,986,000

     Additional paid in capital                   38,231,000        57,577,000

     Retained earnings                           440,105,000       386,212,000

     Unrealized gain on investment                 2,145,000         1,374,000
                                                 -----------       -----------
                                                 540,508,000       485,149,000

     Less Treasury stock - at cost, 694,784
          shares at September 30, 1995 and
          476,523 shares at March 31, 1995         2,354,000         2,421,000
                                                 -----------       -----------
Net Worth                                        538,154,000       482,728,000
                                                 -----------       -----------
Total Liabilities and Shareholders' Equity      $586,417,000      $546,201,000
                                                ============      ============



                See Notes to Consolidated Financial Statements

                                     -2B-

                               MYLAN LABORATORIES INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                UNAUDITED
                                                ---------

                                   Three Months Ended September 30,     Six Months Ended September 30,
                                   --------------------------------     -----------------------------
                                           1995          1994                   1995        1994
                                           ----          ----                   ----        ----
NET SALES                            $ 97,715,000    $ 96,013,000       $ 206,907,000   $ 181,159,000

COST AND EXPENSES:
     Cost of Sales                     44,859,000      40,222,000          95,487,000      73,218,000

     Research and Development           9,438,000       6,863,000          17,612,000      13,207,000

     Selling and Administrative        13,660,000      14,929,000          27,663,000      29,341,000
                                      -----------     -----------         -----------    ------------
                                       67,957,000      62,014,000         140,762,000     115,766,000

EQUITY IN EARNINGS OF SOMERSET          6,138,000       6,141,000          11,709,000      11,489,000

OTHER INCOME                            4,760,000       1,580,000           8,723,000       2,519,000
                                      -----------     -----------         -----------    -----------
EARNINGS BEFORE INCOME TAXES           40,656,000      41,720,000          86,577,000      79,401,000

INCOME TAX RATE                           28%              31%                28%             30%

INCOME TAXES                           11,180,000      13,062,000          23,934,000      23,613,000

NET EARNINGS                         $ 29,476,000    $ 28,658,000       $  62,643,000   $  55,788,000
                                     ============    ============       =============   =============
EARNINGS PER SHARE                   $        .25    $        .24       $         .53   $         .47
                                     ============    ============       =============   =============
WEIGHTED AVERAGE COMMON SHARES        119,319,000     118,908,000         119,294,000     118,867,000
                                     ============    ============       =============   =============


The above Financial Statements give retroactive effect to the three-for-two stock split effective
August 15, 1995 (See Note C).

The Company paid regular quarterly cash dividends of $.027 per share from October 1993 to
July 1994  and $.033 per share from October 1994 to July 1995.  On October 13, 1995, the
Company paid a regular quarterly cash dividend of $.04 per share.  In addition, the Company paid a special one-time dividend of $.067 per share on January 13, 1995.

                            See Notes to Consolidated Financial Statements

                   MYLAN LABORATORIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  UNAUDITED



                                                          1995         1994
                                                          ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Earnings                                    $ 62,643,000  $ 55,788,000
     Adjustments to reconcile net earnings to net
          cash provided from operating activities:
               Depreciation and amortization            5,727,000     6,002,000
               Deferred income taxes                    2,494,000       608,000
               Equity in the earnings of Somerset     (11,709,000)  (11,489,000)
               Cash received from Somerset             10,207,000    10,221,000
               Other non-cash items                    (3,511,000)   14,117,000
          Changes in operating assets and liabilities:
               Accounts receivable                     (6,523,000)  (12,002,000)
               Inventories                              3,155,000   (13,885,000)
               Trade accounts payable                     627,000     4,255,000
               Income taxes                           (17,704,000)   10,171,000
               Other operating assets and liabilities  (2,333,000)    6,866,000
                                                      ------------  ------------
Net cash provided from operating activities            43,073,000    70,652,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment       (17,017,000)   (7,765,000)
     Increase in intangible and other assets          (19,360,000    (9,245,000)
     Proceeds from investment securities               35,848,000    12,953,000
     Purchase of investment securities                (10,731,000)   (7,935,000)
                                                      ------------  ------------
Net cash used in investing activities                 (11,260,000)  (11,992,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividend paid                                (7,950,000)   (6,339,000)
     Payments on long-term obligations                    (15,000)      (16,000)
     Proceeds from exercise of stock options              695,000       709,000
                                                       -----------   -----------
Net cash used in financing activities                  (7,270,000)   (5,646,000)
                                                       -----------   -----------

Net Increase in Cash and Cash Equivalents              24,543,000    53,014,000
Cash and Cash Equivalents - Beginning of Period       127,280,000    75,526,000
                                                     ------------  ------------
Cash and Cash Equivalents - End of Period            $151,823,000  $128,540,000
                                                     ============  ============
CASH PAID DURING THE PERIOD FOR:
     Interest                                        $     12,000  $     13,000
     Income Taxes                                    $ 39,226,000  $ 12,835,000







                See Notes to Consolidated Financial Statements

               MYLAN LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTH PERIOD ENDED
                          SEPTEMBER 30, 1995
                              Unaudited
                              ---------
A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1995 and March 31, 1995 together with the results of operations and cash flows for the interim periods ended September 30, 1995 and 1994. The consolidated results of operations for the three and six months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.
B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1995 Annual Report and Report on Form 10-K.
C. On June 28, 1995 the Company announced a three-for-two stock split of the Company's common stock effective August 15, 1995 for shareholders of record at the close of business on July 31, 1995. The par value of the new shares issued totaled $20,004,000 and has been transferred from additional paid in capital to the common stock account. The weighted average shares outstanding and the earnings and dividends per share reflected in these financial statements give effect to the stock split.
D. On September 29, 1995 the Company entered into a settlement agreement with Hoechst Marion Roussel Inc. (HMR) (formerly known as Marion Merrell Dow Inc.) and Tanabe Seiyaku Co. LTD (Tanabe) as discussed in Item 3 of the Report on Form 10-K for the year ended March 31, 1995. The agreement releases all parties from any further actions and suits as it relates to the manufacture of diltiazem. In consideration for such settlement HMR and Tanabe agreed to reimburse all of Mylan's defense costs incurred to date. The amount payable to Mylan is recorded as Other Income in the current quarter.
E. On September 12, 1995 the Company enhanced its strategic alliance with VivoRx, Inc. (VivoRx), a California biotechnology company. VivoRx has developed a diabetes control technology, which is in FDA Phase I/II clinical trials.
   The Company has been funding VivoRx's research for encapsulated pancreatic islet cell transplants based on the attainment of milestones contained in equity and licensing agreements. The licensing agreement grants the Company exclusive rights to market and sell this product in North America. Following significant product development accomplishments, the Company expanded its commitment by investing $15,000,000 in convertible preferred stock of VivoRx. The Company's investment is recorded at cost in Other Assets.

               MYLAN LABORATORIES INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTH PERIOD ENDED
                          SEPTEMBER 30, 1995

                              Unaudited
                              ---------
F. On October 11, 1995 the Company entered into a definitive agreement to acquire UDL Laboratories, Inc. (UDL). UDL is the premier supplier of unit dose generic pharmaceuticals to the institutional and long term care markets. UDL has its corporate headquarters in Rockford, Illinois and maintains manufacturing, research and development and distribution facilities in Rockford, Illinois as well as Largo, Florida.

   The transaction, which is expected to be completed by early 1996, will be accounted for under the purchase method of accounting.
   Payment of approximately $47,500,000 will be made through the issuance of newly registered common stock of the Company.

G. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. (Somerset), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

   Condensed unaudited financial information of Somerset for the three and six month periods ended September 30, 1995 and 1994 are as follows: (in thousands)



                             Three Months Ended             Six Months Ended
                               September 30,                  September 30,
                                1995    1994                  1995     1994
                                ----    ----                  ----     ----
Net Sales                     $27,181   $31,474             $50,178   $56,495

Costs and Expense             (11,300)  (15,897)            (20,153)  (28,137)

Income Taxes                   (5,191)   (4,864)             (9,628)   (8,556)

Net Earnings                  $10,690   $10,713             $20,297   $19,802


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

                    PART 1 - FINANCIAL INFORMATION

            ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           ------------------------------------------------

Results of Operations
---------------------
   Net sales for the three and six months ended September 30, 1995 were $97,715,000 and $206,907,000 representing increases over the prior year comparable periods of 2% and 14% respectively. Volume increases in all areas of the Company's business along with the addition of acebutolol to the generic product line continue to offset the normal pricing pressures on generic products introduced during fiscal 1995.

   Gross margin as a percent of net sales decreased from 58% and 60% for the three and six months ended September 30, 1994 to 54% for the three and six months ended September 30, 1995. The higher rates for the prior periods was due to the launch of three significant products, cimetidine, glipizide and flurbiprofen. Due to the competitive nature of the generic pharmaceutical industry the sales and gross margin recognized for the three and six months ended September 30, 1995 are not necessarily indicative of the results to be expected in future quarters.

   Research and development expenditures for the three and six month periods ended September 30, 1995 increased 38% to $9,438,000 and 33% to $17,612,000 over the prior year comparable periods. These increases are indicative of the Company's commitment to product development throughout the Company.

   Selling and administrative expenses were 14% and 13% of net sales for the three and six months ended September 30, 1995 as compared to 16% for the three and six months ended September 30, 1994.

   Equity in earnings of Somerset continues to provide a solid return for the Company. Somerset's contribution to net earnings per share for the three and six month periods was $.05 and $.09 in both 1995 and 1994.

           Liquidity and Capital Resources and Financial Condition
           -------------------------------------------------------
   Working capital increased from $275,032,000 at March 31, 1995 to $298,754,000 at September 30, 1995 as a result of continued strong operations. The ratio of current assets to current liabilities was
8.5 to 1 at September 30, 1995 and 5.9 to 1 at March 31, 1995.

   Net cash provided from operating activities was $43,073,000 for the six months ended September 30, 1995 compared to $70,652,000 for the same period last year. The change is primarily related to the timing of income tax payments. The Company paid $39,226,000 for income taxes in the six months ended September 30, 1995 compared to $12,835,000 for the same period a year ago.

   Additions to property, plant and equipment amounted to $17,017,000 for the six months ended September 30, 1995. Capital expenditures are principally related to the replacement of older properties with more updated equipment and facility expansion including ongoing construction of a 150,000 square foot research facility in Morgantown, West Virginia. Additionally the Company has acquired land adjacent to its existing manufacturing facility in Morgantown with the intent of expanding that facility to meet the continued increase in demand for the Company's product.

   The increase in intangible and other assets is due principally to the investment in VivoRx as described in Note E to the financial statements.




























                                 -8-
PART II. OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

   (b) Reports on Form 8-K - On September 22, 1995 the Company filed a report on Form 8-K dated September 12, 1995 covering Item 5 thereof regarding the announcement of a strategic alliance with VivoRx, Inc.











                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Mylan Laboratories Inc.
                                                (Registrant)



DATE  11/14/95                  /s/ Milan Puskar
    -------------------        ---------------------------------------
                               Milan Puskar
                               Chairman of the Board, Chief  Executive
                               Officer and President



DATE  11/14/95                  /s/ Frank A DeGeorge
    --------------------       -------------------------------------
                               Frank A. DeGeorge
                               Director of Corporate Finance