Form 10-K/A
period 1995-03-31
MYLAN LABORATORIES INC
filed 1996-02-06
CIK 69499

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                         FORM 10-K/A
                                       Ammendment No. 1

   Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 1995                                   Commission File No. 1-9114
                                  MYLAN LABORATORIES INC.
                  (Exact name of registrant as specified in its charter)

                                       Pennsylvania                                              25-1211621
               (State or other jurisdiction of incorporation or organization)          (IRS
EmployerIdentification No.)
                                    130 Seventh Street
                                   1030 Century Building
                                  Pittsburgh, Pennsylvania                                       15222
                         (Address of principal executive offices)                            (Zip Code)
              Registrant's telephone number, including area code:  412-232-0100
                 Securities registered pursuant to Section 12(b) of the Act:
                                                                                 Name of Each Exchange
                    Title of Each Class                                         on Which Registered
           Common Stock, par value $.50 per share                            New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None
  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X                                 No
                                  -----                                 ------


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
(dollars in millions)

Year Ended              Net Sales           Gross Margin      Gross Margin as
March 31,           Dollars   Change     Dollars   Change     % of Net Sales
---------           --------  ------     --------  ------     --------------
1995                 $ 396.1   57%        $ 226.5    80%            57%
1994                 $ 251.8   19%        $ 126.1     3%            50%
1993                 $ 212.0   61%        $ 122.6    97%            58%

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




With respect to the Company's generic product line, the Company added 11 products in fiscal
1995 which accounted for $151.5 million of net sales in fiscal 1995, added eight products in fiscal 1994 which accounted for $25.8 million of net sales in fiscal 1994 and added four products in fiscal 1993 which accounted for $50.8 million of net sales in fiscal 1993. The Company experienced increased price competition on new products during the fourth quarter of fiscal 1995 and expects continued competition throughout fiscal 1996.


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

Equity in Earnings of Somerset
Somerset's contribution to the Company's pretax earnings
(in thousands) and net earnings per share are as follows:

                                   1995                               1994                       1993
                                    Net                                Net                        Net
Quarter            Pretax         Earnings           Pretax        Earnings      Pretax         Earnings
Ended             Earnings       Per Share          Earnings      Per Share     Earnings       Per Share
--------          ---------      ----------       -----------     ----------    ---------     -----------
6/30              $  5,348         $ .06           $  5,682        $  .06      $  4,309       $  .05
9/30                 6,141           .07              5,727           .07         5,101          .06
12/31                8,330           .09              6,841           .08         6,120          .07
3/31                 5,587           .06              5,346           .06         5,606          .06
----------------------------------------------------------------------------------------------------------
Fiscal Year        $25,406         $ .28           $ 23,596        $  .27      $ 21,136       $  .24
----------------------------------------------------------------------------------------------------------
Under the Orphan Drug Act, Somerset has exclusivity relating to marketing the chemical compound Eldepryl(R) for use as a treatment for late stage Parkinson's disease through June of
1996. Under the Waxman Hatch Act, Somerset had exclusivity for all uses of the chemical compound through June of 1994. Somerset is actively involved in research projects regarding additional uses of this chemical compound, and other potential products.


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

ITEM 8.   Financial Statements and Supplementary Data





Consolidated Balance Sheets

March 31                                                                1995                 1994
Assets
Current Assets
Cash and cash equivalents                                      $    127,280,000    $    75,526,000
Marketable securities                                                52,575,000         12,925,000
Accounts receivable - net                                            58,343,000         55,430,000
Inventories                                                          78,205,000         57,996,000
Prepaid income taxes                                                     -               1,265,000
Deferred income tax benefit                                          10,545,000          2,082,000
Other current assets                                                  4,435,000          4,349,000
Total Current Assets                                                331,383,000        209,573,000

Property, Plant and Equipment-net of accumulated depreciation        92,299,000         82,514,000
Deferred income tax benefit, non-current                              1,043,000            -
Marketable Securities, Non-Current                                   21,958,000         12,125,000
Intangible Assets-Net of accumulated amortization                    28,518,000         33,228,000
Other Assets                                                         48,945,000         48,122,000
Investment In and Advances to Somerset                               22,055,000         17,763,000
---------------------------------------------------------------------------------------------------
Total Assets                                                   $    546,201,000      $ 403,325,000
See notes to consolidated Financial statements.

Consolidated Balance Sheets

March 31                                                                                   1995                  1994
Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------------------------
Current Liabilities
Trade accounts payable                                                                   $    10,466,000       $   6,699,000
Income taxes payable                                                                          24,019,000                -
Other current liabilities                                                                     17,890,000           8,056,000
Cash dividend payable                                                                          3,976,000           3,171,000
Total Current Liabilities                                                                     56,351,000          17,926,000

Long-Term Obligations                                                                          7,122,000           4,609,000
Deferred Income Tax Liability                                                                      -                 821,000

Shareholders' Equity
Preferred stock, par value $.50 per share, authorized 5,000,000 shares,
           issued and outstanding - none                                                           -                    -
Common stock, par value $.50 per share, authorized 300,000,000 shares, issued 79,972,248 shares  at March 31, 1995
           and 79,697,295 shares at March 31, 1994                                            39,986,000          39,849,000
Additional paid-in capital                                                                    57,577,000          54,272,000
Retained earnings                                                                            386,212,000         288,357,000
Unrealized gain on investments                                                                 1,374,000                -
                                                                                             485,149,000         382,478,000
Less treasury stock at cost - 476,523 shares at March 31, 1995
 and 495,864 shares at March 31, 1994                                                          2,421,000           2,509,000
Net Worth                                                                                    482,728,000         379,969,000
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                                $  546,201,000      $  403,325,000
-----------------------------------------------------------------------------------------------------------------------------------

Consolidated Statements of Earnings

Year ended March 31                                         1995                 1994                1993
Net Sales                                             $    396,120,000    $    251,773,000    $    211,964,000
Cost and Expenses
Cost of Sales                                              169,590,000         125,631,000          89,400,000
Research and Development                                    30,533,000          21,648,000          13,524,000
Selling and Administrative                                  58,035,000          49,173,000          36,714,000
                                                           258,158,000         196,452,000         139,638,000
Equity in Earnings of Somerset                              25,406,000          23,596,000          21,136,000
Other Income                                                 7,958,000           8,148,000           3,879,000
Earnings Before income Taxes                               171,326,000          87,065,000
97,341,000
Income Taxes                                                50,457,000          13,998,000          26,720,000
Net Earnings                                          $    120,869,000      $   73,067,000      $   70,621,000
---------------------------------------------------------------------------------------------------------------------
Earnings Per Share                                    $    1.52             $    .93            $    .92
---------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares                              79,309,000          78,949,000          77,101,000
---------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

                                            Common Stock        Common Stock         Additional        Retained    Unrealized Gain
                                              Shares              Amount          Paid-In Capital      Earnings     on Investments
                                            -------------   ----------------    -----------------   -----------  -----------------
April 1, 1992                                38,631,373     $    19,317,000     $    7,699,000 $    176,789,000   $    -
Stock options exercised                         713,857             357,000         12,732,000          -              -
Cash dividend $.115 per share                     -                  -                  -            (8,902,000)       -
Stock split (2 for 1)                        38,654,343          19,327,000         (7,958,000)     (11,369,000)       -
Bertek acquisition                              615,880             308,000         17,393,000          -              -
Net earnings                                      -                  -                  -            70,621,000        -

March 31, 1993                               78,615,453     $    39,309,000     $   29,866,000 $    227,139,000    $   -
Stock options exercised                         347,747             173,000          4,447,000          -              -
Cash dividend $.15 per share                      -                  -                  -           (11,849,000)       -
Bertek acquisition                              734,095             367,000         19,959,000          -              -
Net earnings                                      -                  -                  -            73,067,000        -

March 31, 1994                               79,697,295     $    39,849,000     $   54,272,000 $    288,357,000    $   -
Stock options exercised                         274,953             137,000          3,305,000          -              -
Cash dividend $.29 per share                      -                  -                  -           (23,014,000)       -
Net earnings                                      -                  -                  -           120,869,000        -
Change in unrealized gain on investments          -                  -                  -               -            1,374,000
---------------------------------------------------------------------------------------------------------------------------------
March 31, 1995                               79,972,248     $    39,986,000     $   57,577,000 $    386,212,000    $ 1,374,000
---------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated Financial statements.

Consolidated Statements of Cash Flows

Year ended March 31                                       1995                1994                1993
Cash flows from operating activities
     Net earnings                                    $    120,869,000    $    73,067,000     $    70,621,000
     Adjustments to reconcile net earnings to net cash provided from operating activities:
     Depreciation and amortization                         12,700,000         11,154,000           5,089,000
     Deferred income tax benefit                          (10,427,000)          (656,000)           (888,000)
     Equity in earnings of Somerset                       (25,406,000)       (23,596,000)        (21,136,000)
     Cash received from Somerset                           21,114,000         20,676,000          19,966,000
     Other noncash expenses                                13,252,000          4,192,000           3,758,000
     Changes in operating assets and liabilities:
     Accounts receivable                                  (14,240,000)       (23,485,000)         (9,073,000)
     Inventories                                          (19,590,000)       (12,002,000)         (9,825,000)
     Trade accounts payable                                 3,410,000            207,000           1,911,000
     Income taxes payable                                  25,060,000        (11,111,000)          6,263,000
     Other operating assets and liabilities                 9,789,000         (2,813,000)          1,651,000
Net cash provided from operating activities               136,531,000         35,633,000          68,337,000

Cash Flows from Investing Activities
     Additions to property, plant and equipment           (17,485,000)       (20,164,000)        (12,294,000)
     Increase in intangible and other assets               (8,238,000)       (15,147,000)        (10,833,000)
     Purchase of marketable securities                    (58,491,000)       (12,925,000)            -
     Proceeds from sales and maturities
     of marketable securities                              25,482,000          4,800,000             -
     Acquisition-net of cash acquired                      (6,432,000)           -                   -
Net cash used in investing activities                     (65,164,000)       (43,436,000)        (23,127,000)
See notes to consolidated Financial statements.

Consolidated Statements of Cash Flows

Year ended March 31                                     1995           1994              1993
Cash flows from Financing activities
     Payments on long-term obligations            $    (451,000) $    (4,320,000)    $    (8,373,000)
     Cash dividend paid                             (22,208,000)     (11,026,000)         (8,476,000)
     Payments on acquisition obligation                  -              (977,000)             -
     Proceeds from exercise of stock options          3,046,000        1,406,000           9,561,000
Net cash used in financing  activities              (19,613,000)     (14,917,000)         (7,288,000)
--------------------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents 51,754,000      (22,720,000)         37,922,000
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents-Beginning of Year          75,526,000       98,246,000          60,324,000
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents-End of Year             $ 127,280,000  $    75,526,000     $    98,246,000
--------------------------------------------------------------------------------------------------------------

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




Bertek
-----------
On February 25, 1993 a wholly-owned subsidiary of the Company acquired substantially all of the net assets of Bertek, Inc. (Bertek). Bertek, headquartered in St. Albans, Vermont, is a manufacturer of transdermal drug delivery systems and also has operations in laminating and label manufacturing. The business combination has been accounted for under the purchase method of accounting. Goodwill of approximately $2,686,000 resulting from the acquisition is being amortized on a straight-line basis over a 20 year period.

C. Inventories
Inventories consist of the following components: (in thousands)

March 31,                                                               1995           1994
--------------                                                    -------------  ---------------
Raw materials                                                      $    29,795    $     26,138
Work in process                                                         17,539          14,978
Finished goods                                                          30,871          16,880
                                                                   $    78,205    $     57,996

D. Property, Plant and Equipment
Property, plant and equipment consist of the following components:
(in thousands)

March 31,                                                      1995           1994
---------------------------                               ----------     ------------
Land and land improvements                                $    5,767     $    5,088
Buildings and improvements                                    48,674         41,705
Machinery and equipment                                       69,626         59,178
Construction in progress                                       8,532          9,143
--------------------------------------------------------------------------------------
                                                             132,599        115,114
Less accumulated depreciation                                 40,300         32,600
--------------------------------------------------------------------------------------
                                                          $   92,299    $    82,514

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

Condensed audited balance sheet information of Somerset is as follows:
(in thousands)

December 31,                          1994          1993             1992
-------------------------------------------------------------------------------
Current assets                 $     48,770    $    35,248      $    30,016
Non-current assets                    6,380          6,165            2,692
Current liabilities                  29,211         23,417           28,585
Payable to Owners                     2,318          2,063           10,585
Other liabilities                       292            458              625

Condensed audited income statement information of Somerset is as follows:
(in thousands)

Year ended December 31,                1994         1993             1992
--------------------------------------------------------------------------------
Net sales                      $    124,566   $    118,998    $    104,071
Costs and expenses                   59,557         55,825          47,266
Income taxes                         20,900         21,408          20,736
------------------------------------------------------------------------------
Net earnings                  $      44,109   $     41,765    $     36,069
------------------------------------------------------------------------------


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

                                                               Gross           Gross
                                                Amortized     Unrealized      Unrealized     Market
                                                 Cost           Gains           Losses       Value
                                              ------------    -----------   -----------  -------------
Debt securities:
     U.S. Government obligations              $    17,083      $    262     $    22      $     17,323
     Municipal obligations                         33,047            95          10            33,132
     Corporate bonds                                3,090            69          75             3,084
     Certificates of deposit                       15,804           -            -             15,804
Total debt securities                              69,024           426         107            69,343
Equity securities                                   3,400         1,868          78             5,190


Maturities of debt securities at market value are as follows: (in thousands)
Due in one year or less                       $    47,384
Due after one year through five years              16,553
Due after five years                                5,406
Total                                         $    69,343

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

March 31, 1995 1994
---------------------
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


L. Income Taxes
Income taxes consist of the following components: (in thousands)

Year ended March 31,                       1995           1994           1993
-----------------------               ------------   -----------    ------------
Federal
     Current                          $    48,851    $    11,888    $    25,325
     Deferred                              (8,111)            61           (888)
                                           40,740         11,949         24,437
State
     Current                               12,033          2,766          2,283
     Deferred                              (2,316)          (717)           -
                                            9,717          2,049          2,283
Income taxes                          $    50,457    $    13,998    $    26,720
----------------------------------------------------------------------------------
Pre-tax earnings                      $    171,326   $    87,065    $    97,341
----------------------------------------------------------------------------------
Effective tax rate                          29.5%          16.1%          27.4%
----------------------------------------------------------------------------------

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



Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows:
(in thousands)

March 31,                                                              1995           1994
--------------------------                                        ------------    -----------
Deferred Tax Assets:
     Employee benefits                                            $    2,758      $    1,745
     Deferred revenue                                                  1,881             868
     Asset allowances                                                  5,785           1,279
     Inventory                                                         5,378             829
     Investments                                                         634           1,022
------------------------------------------------------------------------------------------------
Total Deferred Tax Assets                                             16,436           5,743
Deferred Tax Liabilities:
     Property                                                          2,642           3,379
     Investments                                                       2,206           1,103
------------------------------------------------------------------------------------------------
Total Deferred Tax Liabilities                                         4,848           4,482
------------------------------------------------------------------------------------------------
Deferred Tax Assets - Net                                         $   11,588      $    1,261
Classification in the Consolidated Balance Sheet:
     Deferred Income Tax Benefit - Current                        $   10,545      $    2,082
     Deferred Income Tax Benefit - Non-Current                         1,043             -
     Deferred Income Tax Liability - Non-Current                       -                (821)
------------------------------------------------------------------------------------------------
Deferred Tax Assets - Net                                         $   11,588      $     1,261
------------------------------------------------------------------------------------------------
A reconciliation of the statutory tax rate to the effective tax rate is as follows:
Year Ended March 31,                                                  1995        1994       1993
---------------------                                                ------    --------    --------
Statutory tax rate                                                    35.0%      35.0%      34.0%
State income taxes-net                                                 4.2%       1.7%       1.5%
Tax exempt earnings-
     primarily dividend exclusion                                     (4.8%)     (7.7%)     (5.9%)
Tax credits                                                           (4.9%)     (7.6%)     (2.2%)
SFAS 109                                                                -        (1.3%)        -
Changes in tax code                                                     -        (3.7%)        -
Other items                                                             -        (0.3%)        -
-----------------------------------------------------------------------------------------------------
Effective tax rate                                                     29.5%     16.1%      27.4%
-----------------------------------------------------------------------------------------------------


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

                                      Number of shares    Option price
                                         under option       per share
-----------------------------------------------------------------------------
Outstanding
April 1, 1992                            1,120,504        $    4.125-16.00
     Options granted                     1,778,000                   18.00
     Options exercised                    (713,857)            4.125-18.00
     Options cancelled or surrendered      (64,398)             4.75-16.00
-----------------------------------------------------------------------------
Outstanding
March 31, 1993                           2,120,249        $    4.125-18.00
     Options granted                         6,000           26.125-28.125
     Options exercised                    (347,747)            4.125-18.00
     Options cancelled or surrendered       (6,875)                  16.00
-----------------------------------------------------------------------------
Outstanding
March 31, 1994                           1,771,627       $     4.24-28.125
     Options granted                       296,000            15.875-22.00
     Options exercised                    (274,953)            4.125-18.00
     Options cancelled or surrendered      (22,000)             7.25-18.00
-----------------------------------------------------------------------------
Outstanding
March 31, 1995                           1,770,674       $     4.24-28.125
-----------------------------------------------------------------------------

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


/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
April 28, 1995




ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)  1.   List of Financial Statements

                                                                 Page
  Included in Item 8 herein:                                    Number
       Consolidated Balance Sheets . . . . . . . . . . . . . .    5-6
       Consolidated Statements of Earnings . . . . . . . . . .      7
       Consolidated Statements of Shareholders' Equity . . . .      8
       Consolidated Statements of Cash Flows . . . . . . . . .   9-10
       Notes to Consolidated Financial Statements. . . . . . .  11-16
       Independent Auditors' Report. . . . . . . . . . . . . .     17

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

            (b) "Salary Continuation Plan" with Milan Puskar, Dana G. Barnett and C.B.
                  Todd each dated as of January 27, 1995 and filed herewith *.

            (c) "Salary Continuation Plan" with Roderick P. Jackson and
                 Louis J. DeBone each dated March 14, 1995 and filed herewith *.

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

             (g) "Service Benefit Agreement" with Laurence S. DeLynn, John C. Gaisford,
                  M.D., Richard A. Graciano and Robert W. Smiley, Esq. each dated
                  January 27, 1995 and filed herewith *.

             (13) Fiscal 1995 Annual Report to the Shareholders (only those portions which are incorporated in this Report by reference are being filed herewith *).

                  (21) Subsidiaries of the registrant, filed herewith. *


                 (23) Consents of Independent Auditors, filed herewith.


                                                       Exhibit 23





                  INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements No. 33-65916 and No.
33-65918 of Mylan Laboratories Inc. on Form S-8 of our report dated April 28, 1995, included in this Amendment No. 1 on Form 10-K/A of Mylan Laboratories Inc. for the year ended March 31,
1995.


/s/Deloitte & Touche LLP
Deloitte & Touche LLP

Pittsburgh, Pennsylvania
February 5, 1996





                                           Exhibit 23   (cont.)

                  INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statements No. 33-65916 and No.
33-65918 of Mylan Laboratories Inc. on Form S-8 of our report dated February 3, 1995 relating to the consolidated financial statements of Somerset Pharmaceuticals, Inc. and subsidiaries for the year ended December 31, 1994, included as an exhibit to Amendment No. 1 on Form 10-K/A of Mylan Laboratories Inc. for the year ended March 31, 1995.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP

Pittsburgh, Pennsylvania
February 5, 1996


                 (27) Financial Data Schedule, filed herewith. *

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



/s/ Deloitte & Touche

Pittsburgh, Pennsylvania
February 3, 1995

                                -1-

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

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                              Common Stock         Treasury Stock         Retained    Stockholders'
                                           Shares       Amount   Shares   Amount          Earnings      Equity
                                           --------  ---------   ------- ----------   ------------ ----------------
BALANCE, DECEMBER 31, 1991                   11,297  $    -         644  $ (452,000)  $  7,900,000 $   7,448,000

  Accretion of the carrying value of the
    redeemable preferred stock                  -         -          -         -          (122,000)      (122,000)
  Dividends                                     -         -          -         -       (41,207,000)   (41,207,000)
  Net income                                    -         -          -         -        36,069,000     36,069,000

BALANCE, DECEMBER 31, 1992                   11,297       -         644    (452,000)     2,640,000      2,188,000

  Accretion of the carrying value of the
    redeemable preferred stock                  -         -          -         -           (15,000)       (15,000)
  Dividends                                     -         -          -         -       (26,400,000)   (26,400,000)
  Net income                                    -         -          -         -        41,765,000     41,765,000

BALANCE, DECEMBER 31, 1993                   11,297       -         644    (452,000)    17,990,000     17,538,000

  Dividends                                     -         -          -         -       (36,000,000)   (36,000,000)
  Net income                                    -         -          -         -        44,109,000     44,109,000

BALANCE, DECEMBER 31, 1994                   11,297  $    -         644  $ (452,000)  $ 26,099,000  $  25,647,000


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

3.   INVENTORY

     Inventory consists of the following at December 31:

                                   1994           1993
                           -------------- --------------
Raw material               $    4,686,000 $    2,864,000
Work in process                   375,000        470,000
Finished goods                    232,000        486,000

Total                      $    5,293,000 $    3,820,000

4.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                        1994            1993
                                   ------------   ------------
Land                               $    300,000   $    300,000
Building                              2,067,000      1,638,000
Machinery and equipment               2,410,000        963,000
Furniture and fixtures                   87,000         65,000

                                      4,864,000      2,966,000
Less accumulated depreciation          (598,000)      (204,000)

Property and equipment - net       $  4,266,000   $  2,762,000

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

     The income tax provision consists of the following for the years ended December 31:

                                          1994                1993                  1992

Current tax expense:
     Federal                        $    15,025,000     $    17,938,000     $    18,540,000
     State                                4,899,000           4,124,000           2,050,000
     Foreign                                114,000             146,000             126,000
                                    ---------------     ---------------     ---------------
                                         20,038,000          22,208,000          20,716,000

Deferred tax expense (benefit):
     Federal                                754,000            (700,000)             20,000
     State                                  108,000            (100,000)             -
                                   ----------------    ----------------      --------------
                                            862,000            (800,000)             20,000
                                   ----------------    ----------------      --------------
Total provision for income taxes   $     20,900,000     $    21,408,000     $    20,736,000
                                   ================    ================      ==============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The tax effects of significant items comprising the Company's deferred taxes (which are included in "Other Assets" in the balance sheet) as of December 31, 1994 are as follows:

Deferred tax assets:
     Deferred revenue                                    $    110,000
     Deferred compensation                                    228,000
     Chargeback allowance                                     152,000
     Other                                                     42,000
                                                         -------------
                                                              532,000

Deferred tax liabilities:
     Excess of tax amortization over reporting amortization   165,000
                                                         ------------
          Net deferred tax assets                        $    367,000
                                                         ============

     The statutory federal income tax rate is reconciled to the effective tax rate as follows for the years ended December 31:

                                                1994      1993      1992
                                              -------   -------    -------
Tax at statutory rate                           35.0%     35.0%     34.0%
State income tax (net of federal benefit)        3.5       4.1       2.4
Tax credits                                     (9.9)     (7.2)      (.2)
Tollgate tax                                     3.9       2.0        -
Other                                            (.4)       -         .3
                                              -------    ------    -------
Effective tax rate                              32.1%     33.9%     36.5%
                                              =======    ======    =======
     Tax credits result principally from operations in Puerto Rico.

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



[/TABLE]
 (b)  Reports on Form 8-K

     The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1995.


* Filed with original of this 10-K on June 21, 1995.

                                SIGNATURE
                                ----------
  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Mylan Laboratories Inc.
                                          (Registrant)



DATE February 5, 1996        /s/ Milan Puskar
     ------------------      ---------------------------------------
                             Milan Puskar
                             Chairman of the Board, Chief  Executive
                             Officer and President