Form 10-Q
period 1995-12-31
MYLAN LABORATORIES INC
filed 1996-02-14
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1995

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

               YES   X             NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                Outstanding at
              Class of Common Stock          February 12, 1996
              ---------------------          ------------------
                 $.50 par value                 119,444,320

                MYLAN LABORATORIES INC. AND SUBSIDIARIES
                ----------------------------------------
                                   INDEX
                                ----------



                                                                   Page
                                                                  Number
                                                                  ------

PART I. FINANCIAL INFORMATION

    ITEM 1:  Financial Statements

    Consolidated Balance Sheets - December 31, 1995
      and March 31, 1995                                          2A and 2B

    Consolidated Statements of Earnings - Three and
      Nine Months Ended December 31, 1995 and 1994                    3

    Consolidated Statements of Cash Flows - Nine
      Months Ended December 31, 1995 and 1994                         4

    Notes to Consolidated Financial Statements -
      Nine Months Ended December 31, 1995                          5 and 6

    ITEM 2: Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                             7 and 8

PART II. OTHER INFORMATION                                            9

                   MYLAN LABORATORIES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   ----------------------------------------
                                    ASSETS
                                    ------

                                                    December 31,     March 31,
                                                       1995             1995
                                                     Unaudited        Audited
                                                     ---------        --------
Current Assets
     Cash and cash equivalents                      $192,096,000  $127,280,000
     Marketable securities                            14,501,000    52,575,000
     Accounts receivable                              61,277,000    58,343,000
     Inventories:
          Raw materials                               33,364,000    29,795,000
          Work in process                             17,755,000    17,539,000
          Finished goods                              32,307,000    30,871,000
                                                    ------------  ------------
                                                      83,426,000    78,205,000

     Deferred income tax benefit                       9,157,000    10,545,000

     Other current assets                              5,340,000     4,435,000
                                                    ------------  ------------
               Total Current Assets                  365,797,000   331,383,000

Property, Plant and Equipment - at cost
     Less accumulated depreciation                   155,537,000   132,599,000
                                                      44,751,000    40,300,000
                                                    ------------  ------------
                                                     110,786,000    92,299,000

Deferred Income Tax Benefit, non-current               1,986,000     1,043,000

Marketable Securities, non-current                    18,762,000    21,958,000

Investment in and Advances to Somerset                26,282,000    22,055,000

Intangible Assets net of accumulated amortization     25,789,000    28,518,000

Other Assets                                          63,260,000    48,945,000
                                                    ------------  ------------
Total Assets                                        $612,662,000  $546,201,000
                                                    ============  ============




                See Notes to Consolidated Financial Statements


                                     -2A-

                        LIABILITIES AND SHAREH0LDERS' EQUITY
                        ------------------------------------

                                                     December 31,    March 31,
                                                        1995            1995
                                                      Unaudited       Audited
                                                     -----------     ---------
Current Liabilities
     Trade accounts payable                         $ 12,813,000  $ 10,466,000

     Income taxes payable                              9,899,000    24,019,000

     Other current liabilities                        18,867,000    17,890,000

     Cash dividend payable                             4,779,000     3,976,000
                                                    ------------  ------------
               Total Current Liabilities              46,358,000    56,351,000

Long-Term Obligations                                  9,786,000     7,122,000

Shareholders' Equity:
     Preferred stock, par value $.50 per
          share, authorized 5,000,000 shares,              -             -
          issued and outstanding - none

     Common stock, par value $.50 per share,
          authorized 300,000,000 shares, issued
          120,127,914 shares at December 31,
          1995 and 79,972,248 shares at
          March 31, 1995                             60,064,000     39,986,000

     Additional paid in capital                      40,153,000     57,577,000

     Retained earnings                              457,251,000    386,212,000

     Unrealized gain on investment                    1,433,000      1,374,000
                                                   ------------   ------------
                                                    558,901,000    485,149,000
     Less Treasury stock - at cost, 696,006
          shares at December 31, 1995 and
          476,523 shares at March 31, 1995
Net Worth                                             2,383,000      2,421,000
                                                   ------------   ------------
                                                    556,518,000    482,728,000
                                                   ------------   ------------
Total Liabilities and Shareholders' Equity         $612,662,000   $546,201,000
                                                   ============   ============








                See Notes to Consolidated Financial Statements

                                     -2B-

                               MYLAN LABORATORIES INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                               UNAUDITED

                             Three Months Ended December 31,   Nine Months Ended December 31,
                             -------------------------------   ------------------------------
                                     1995            1994          1995            1994
                                    -------        -------        --------        ------

NET SALES                          $91,319,000   $104,271,000   $298,226,000    $285,430,000

COST AND EXPENSES:
     Cost of Sales                  47,620,000     46,702,000    143,107,000     119,920,000

     Research and Development       10,948,000      7,927,000     28,560,000      21,134,000

     Selling and Administrative     14,106,000     14,982,000     41,769,000      44,323,000
                                   -----------   ------------   ------------    ------------
                                    72,674,000     69,611,000    213,436,000     185,377,000

EQUITY IN EARNINGS OF SOMERSET       7,905,000      8,330,000     19,614,000      19,819,000

OTHER INCOME                         3,970,000      2,494,000     12,693,000       5,013,000
                                 -------------   ------------   ------------    ------------
EARNINGS BEFORE INCOME TAXES        30,520,000     45,484,000    117,097,000     124,885,000

INCOME TAX RATE                        28%            30%            28%             30%

INCOME TAXES                         8,596,000     13,645,000     32,530,000      37,258,000
                                  ------------   ------------   ------------    ------------
NET EARNINGS                      $ 21,924,000   $ 31,839,000   $ 84,567,000    $ 87,627,000
                                  ============   ============   ============    ============
EARNINGS PER SHARE                $        .18   $        .27   $        .71    $        .74
                                  ============   ============   ============    ============
WEIGHTED AVERAGE COMMON SHARES     119,388,000    119,004,000    119,322,000     118,912,000
                                  ============   ============   ============    ============

The above Financial Statements give retroactive effect to the three-for-two stock split effective
August 15, 1995 (See Note C).

The Company paid regular quarterly cash dividends of $.027 per share from October 1993 to
July 1994, $.03 per share from October 1994 to July 1995 and $.04 per share on October 13, 1995 and
January 15, 1996.  In addition, the Company paid a special one-time dividend of $.067 per share on January
13,1995.

                            See Notes to Consolidated Financial Statements

                   MYLAN LABORATORIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994
             ----------------------------------------------------
                                  UNAUDITED
                                  ---------

                                                          1995        1994
                                                        -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Earnings                                    $ 84,567,000  $ 87,627,000
     Adjustments to reconcile net earnings to net
          cash from operating activities:
               Depreciation and amortization            9,968,000     9,228,000
               Deferred income taxes                      408,000       (95,000)
               Equity in the earnings of Somerset     (19,614,000)  (19,819,000)
               Cash received from Somerset             15,387,000    15,506,000
               Other non-cash items                       665,000     2,047,000
          Changes in operating assets and liabilities:
               Accounts receivable - gross              3,042,000   (11,259,000)
               Allowances on accounts receivable       (5,976,000)   11,298,000
               Inventories                             (5,333,000)  (13,213,000)
               Trade accounts payable                   2,347,000     2,720,000
               Income taxes payable                   (12,965,000)   10,200,000
               Other operating assets and liabilities      71,000    12,363,000
                                                      -----------   -----------
Net cash provided from operating activities            72,567,000   106,603,000

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property, plant and equipment       (25,444,000)  (12,048,000)
     Increase in intangible and other assets          (12,427,000)   (5,853,000)
     Proceeds from investment securities               56,752,000    16,252,000
     Purchase of investment securities                (15,386,000)  (20,622,000)
                                                      ------------  ------------
Net cash provided from (used in) investing
     activities                                         3,495,000   (22,271,000)

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash dividend paid                               (12,724,000)  (10,306,000)
     Payments on long-term obligations                    (21,000)      (22,000)
     Proceeds from exercise of stock options            1,499,000     1,071,000
                                                      ------------   -----------
Net cash used in financing activities                 (11,246,000)   (9,257,000)
                                                      ------------  ------------
Net Increase in Cash and Cash Equivalents              64,816,000    75,075,000
Cash and Cash Equivalents - Beginning of Period       127,280,000    75,526,000
                                                     ------------- -------------
Cash and Cash Equivalents - End of Period            $192,096,000  $150,601,000
                                                     ============  ============
CASH PAID DURING THE PERIOD FOR:
     Interest                                        $     16,000  $     21,000
     Income Taxes                                    $ 45,089,000  $ 27,153,000


                See Notes to Consolidated Financial Statements

                   MYLAN LABORATORIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NINE MONTH PERIOD ENDED
                              DECEMBER 31, 1995
                  -------------------------------------------
                                  Unaudited
                                  ---------

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1995 and March 31, 1995 together with the results of operations and cash flows for the interim periods ended December 31, 1995 and 1994. The consolidated results of operations for the three and nine months ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

E. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123 "Accounting for Stock-Based Compensation". The new standard defines a fair value method of accounting for stock options which results in compensation cost based on hypothetical changes in the future price of the Company's stock and other assumptions.
   Pursuant to the new standard, the Company is not required to adopt such standard and may continue to account for these transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has not yet determined if it will elect to change to the fair value method nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change.

                   MYLAN LABORATORIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           NINE MONTH PERIOD ENDED
                              DECEMBER 31, 1995
                  ------------------------------------------
                                 Unaudited
                                 ---------

F. On September 29, 1995 the Company entered into a settlement agreement with Hoechst Marion Roussel Inc. (HMR) (formerly known as Marion Merrell Dow Inc.) and Tanabe Seiyaku Co. LTD (Tanabe) as discussed in Item 3 of the Report on Form 10-K for the year ended March 31, 1995. The agreement releases all parties from any further actions and suits as it relates to the manufacture of diltiazem. In consideration for such settlement HMR and Tanabe agreed to reimburse all of Mylan's defense costs incurred to date. The amount paid to Mylan was recorded as Other Income in the second quarter.

G. On September 12, 1995 the Company enhanced its strategic alliance with VivoRx, Inc. (VivoRx), a California biotechnology company. VivoRx has developed a diabetes control technology, which is in FDA Phase I/II clinical trials.

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

H. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. (Somerset), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

   Condensed unaudited financial information of Somerset for the three and nine month periods ended December 31, 1995 and 1994 are as follows: (in thousands)



                              Three Months Ended    Nine Months Ended
                                  December 31,        December 31,

                               1995      1994        1995      1994
                              ------    ------      ------    ------
Net Sales                     $31,916   $44,208     $82,094   $100,703
Costs and Expenses            (12,230)  (21,744)    (32,423)   (49,881)
Income Taxes                   (5,700)  ( 8,017)    (15,288)   (16,573)
                              --------  --------    --------   --------
Net Earnings                  $13,986   $14,447     $34,383    $34,249
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

                        PART 1 - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

   Net sales for the three and nine months ended December 31, 1995 were $91,319,000 and $298,226,000 representing a 12% decrease and a 4% increase over the prior year comparable periods. Volume increases in all areas of the Company's business were offset in the current quarter by continued pricing pressures on the generic products particularly those introduced during fiscal 1995.

   Gross margin as a percent of net sales decreased from 55% and 58% for the three and nine months ended December 31, 1994 to 48% and 52% for the three and nine months ended December 31, 1995. The higher rates for the prior periods was due to the launch of three significant products, cimetidine, glipizide and flurbiprofen. Due to the competitive nature of the generic pharmaceutical industry the sales and gross margin recognized for the three and nine months ended December 31, 1995 are not necessarily indicative of the results to be expected in future quarters.

   Research and development expenditures for the three and nine month periods ended December 31, 1995 increased 38% to $10,948,000 and 35% to $28,560,000 over the prior year comparable periods. These increases are indicative of commitments to product development throughout the Company.

   Selling and administrative expenses were 15% and 14% of net sales for the three and nine months ended December 31, 1995 as compared to 14% and 16% for the three and nine months ended December 31, 1994.

   Somerset's contribution to net earnings per share for the three and nine month periods was $.06 and $.15 in both 1995 and 1994. Due to changes in a co-promotion agreement the decrease in net sales of Eldepryl has been offset by a decrease in co-promotion expense for the three and nine month periods ended December 31, 1995. The amended co-promotion agreement expires on March 31, 1996.

Liquidity and Capital Resources and Financial Condition
---------------------------------------------------------
   Working capital increased from $275,032,000 at March 31, 1995 to $319,439,000 at December 31, 1995 as a result of continued strong operations. The ratio of current assets to current liabilities was 7.9 to 1 at December 31, 1995 and 5.9 to 1 at March 31, 1995.

   Net cash provided from operating activities was $72,567,000 for the nine months ended December 31, 1995 compared to $106,603,000 for the same period last year. The change is primarily related to the timing of income tax payments, increased research and development expenditures and reduced gross profit dollars resulting from generic price deterioration.

   Additions to property, plant and equipment amounted to $25,444,000 for the nine months ended December 31, 1995. Capital expenditures are principally related to the replacement of older properties with more updated equipment and facility expansion including ongoing construction of a 150,000 square foot research facility in Morgantown, West Virginia. Additionally the Company has acquired land adjacent to its existing manufacturing facility in Morgantown and has started expansion of that facility to meet the continued increase in demand for the Company's product.

   The increase in intangible and other assets is due principally to the investment in VivoRx as described in Note G to the financial statements.

PART II. OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K

   (a)     Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

   (b) Reports on Form 8-K - There were no reports on Form 8-K during the three months ended December 31, 1995.











                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Mylan Laboratories Inc.
                                                  (Registrant)



DATE    02/14/96                     /s/ Milan Puskar
------------------------------    ---------------------------------------
                                  Milan Puskar
                                  Chairman of the Board, Chief
                                  Executive Officer and President

DATE    02/14/96                     /s/ Frank A. DeGeorge
------------------------------    ---------------------------------------
                                  Frank A. DeGeorge
                                  Director of Corporate Finance