Form 10-K
period 1996-03-31
MYLAN LABORATORIES INC
filed 1996-06-26
CIK 69499


                                                SECURITIES AND EXCHANGE COMMISSION
                                                      Washington, D.C. 20549
                                                             FORM 10-K

          Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31,
1996 Commission File No. 1-9114 MYLAN LABORATORIES INC. (Exact name of registrant as specified in its charter)

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

          Indicate by checkmark  whether the registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes     x/                                No


          Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

          The aggregate market value of voting stock held by persons other than Directors and Officers of the registrant  computed by reference to the closing price of such stock as of May 31, 1996:

                                                 $2,240,336,455
     The number of shares of Common Stock of the  registrant  outstanding  as of
May 31, 1996:

                                                   121,878,074

     Documents incorporated by reference into this Report are:
          Annual Report to Shareholders for year ended March 31, 1996..........................    Parts I and II,
                                                                                                   Items 1, 5-8
          Proxy Statement for 1996 Annual Meeting of Shareholders..............................    Part III, Items 10-13


                                     PART I

ITEM 1.           Business

     Mylan Laboratories Inc., a Pennsylvania corporation incorporated in 1970, and its subsidiaries (herein referred to collectively as the "Company") are engaged in the development, manufacturing and distribution of pharmaceutical products for resale by others. References herein to fiscal 1996, 1995 and 1994 mean the fiscal years ended March 31, 1996, 1995 and 1994, respectively.

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

     The Company has entered into strategic alliances with several branded pharmaceutical companies. These alliances through distribution and licensing agreements provide the Company with additional products to further broaden the Company's product line. In addition, the Company has entered into an alliance with VivoRx, Inc. a biotechnology company developing pancreatic islet cell implant technology for the management of diabetes. VivoRx has successfully implanted three patients with human islets and has recently had U.S.Food and Drug Administration ("FDA") acceptance of an Investigational New Drug Application for the use of porcine (pancreas) islets in future implants. The early proof of principal has already been demonstrated in two patients in New Zealand who received porcine islet implants in May of this year. The Company continues to examine other alliances as a way to grow and react in the rapidly changing health care arena.

     In  June  1989,   the   Company   acquired  a  50%   interest  in  Somerset
Pharmaceuticals, Inc. ("Somerset"). Pursuant to a license agreement with a Hungarian pharmaceutical company, Somerset has exclusive marketing rights to the product Eldepryl(R) in the United States and certain other countries. Commercial shipments of the product by Somerset commenced in late August 1989.

     Under the Orphan Drug Act, Somerset had exclusivity relating to marketing the chemical compound Eldepryl(R) for use as a treatment for late stage Parkinson's disease through June 6, 1996. There has been no generic competition to date; however, with the onset of competition, Somerset's contribution to the Company's net earnings will be adversely affected. Somerset is actively involved in research projects regarding additional uses of this and other chemical compounds. As a result of one project, Somerset recently received FDA clearance to market Eldepryl in a new easy-to-identify capsule. As new projects continue through the development process the Company expects related expenses to escalate.

     In October 1991, a wholly-owned subsidiary of the Company merged with Dow Hickam Pharmaceuticals, Inc. ("Hickam"), an established branded pharmaceutical company located in Sugar Land, Texas. Hickam currently manufactures and/or markets specialty pharmaceutical products and devices used principally as wound care treatments through its nation-wide sales force.

     On February 25, 1993, the Company acquired substantially all of the net assets of Bertek, Inc. ("Bertek"). Bertek, headquartered in St. Albans, Vermont is a manufacturer of transdermal drug delivery systems and also has operations in laminating, coatings and label manufacturing. In addition Bertek provides components, using internally developed technology for transdermal patches marketed by other companies. Bertek is actively involved in development projects to provide new transdermal products.

     On February 28, 1996, a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of UDL Laboratories, Inc. ("UDL"). UDL is the premier supplier of unit dose generic pharmaceuticals to the institutional and long-term care markets. UDL has its corporate headquarters in Rockford, Illinois and maintains manufacturing, research and development and distribution facilities in Rockford as well as Largo, Florida.

     On June 14, 1996, the Company executed a series of agreements with American Home Products Corporation ("AHP") relating to the products Maxzide(R) and Maxzide-25MG (R). In general these agreements will terminate the existing license agreements between the Company and Lederle Laboratories which had previously marketed the products. Subject to receiving antitrust clearance, Maxzide(R) and Maxzide-25MG(R) will be marketed by a subsidiary of the Company.

     Under the terms of the agreement, the Company shall pay to AHP specified amounts over a five year period commencing at the effective date. In addition the Company shall pay to AHP a royalty predicated on sales for use of certain trademarks during a five year period with specified minimum annual royalty payments. At the end of such period all royalty obligations will cease and ownership of the trademarks will be transferred to the Company.

     The companies have agreed that AHP will retain marketing rights in certain foreign countries under a modified International Supply Agreement with the Company. Additionally, the companies have agreed that for a three year period the Company shall pay AHP certain amounts predicated on the gross profit realized by the Company on its sales of a generic Dyazide(R) product to unrelated parties. Previously, the license agreements with AHP prohibited the Company from marketing a triamterene and hydrochlorothiazide product. In connection with these agreements, the Company and AHP agreed to terminate certain litigation. See Item 3.

Products

     The information on the Company's product line set forth on pages 21, 29, 33 and 37 of the Annual Report to Shareholders for the year ended March 31, 1996 is incorporated herein by reference. All pharmaceutical products presently manufactured by the Company have been previously developed and marketed by other firms with the exception of Maxzide(R), Maxzide (R)-25MG and Cystagon TM.

     The Company is required to secure and maintain approval from the FDA for the products and dosage forms which it manufactures. The number of products and dosage forms for which the Company is an approved manufacturer has expanded in recent years. See "New Product Approvals".

     During fiscal 1996, 1995 and 1994  approximately  $38,913,000,  $30,533,000 and $21,648,000, respectively, were expensed by the Company for the development of formulations and procedures for products which it desires to produce, use or sell. The Company's research and development efforts are conducted primarily to qualify the Company to manufacture ethical pharmaceuticals under FDA standards and approval. Recently this has included increased spending for transdermal delivery system technology and innovator compounds including pancreatic islet cell implant technology. As these products continue to move through the development process expenses related to their development will continue to increase.

New Product Approvals

     During fiscal 1996, four approvals were received from the FDA. Two of which were received in the last weeks of the year and had very little effect on net sales or gross margins for the year. In June 1996, the Company received FDA approval for triamterene and hydrochlorothiazide, the generic version of Smith Kline Beecham's Dyazide(R). The Company presently has requests for approval pending before the FDA representing sixteen products of varying strengths. In addition the Company has five Investigational New Drug applications filed with the FDA for new innovator compounds.

Customers and Markets

     The Company sells its products to proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers and public and governmental agencies. No single customer represented more than 10% of net sales in 1996, 1995 or 1994.

     A majority of the Company's products are marketed to food and drug store chains and to pharmaceutical distributors and wholesalers, who in turn market to retailers, managed care entities, hospitals and government agencies. Certain other products are marketed to institutional accounts who in turn obtain the products from pharmaceutical distributors and wholesalers. The Company's sales activities involve limited public promotion of its products. Approximately 162 employees of the Company are engaged full-time in selling products and servicing customers.

Competition

     The Company sells to various markets and classes of customers. With respect to each of the various products it sells, the Company believes it is subject to active competition from numerous firms. The four primary means of competition are services, quality of products, approval for manufacture by the FDA and price. The competition experienced by the Company varies among the markets and classes of customers. The Company has experienced additional competition from brand-name competitors who have entered the generic pharmaceutical industry by creating generic subsidiaries, purchasing generic companies or licensing their products prior to or as their product's patents expire.

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

Raw Materials

     The chemical ingredients and other materials and supplies used in the Company's pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, some products may have only one source approved by the FDA for certain pharmaceutical ingredients used in their manufacturing process. If this material was no longer available, qualifying a new supplier could delay the manufacturing of such products. During fiscal 1995 there was a limited supply of raw materials to all generic manufacturers of cimetidine a product which had a significant contribution to the Company's net sales and gross profit for the year. In 1996 this same raw material was readily available and led to severe pricing pressures resulting in a decline in gross profit on cimetidine.

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

     The President signed into law the Uruguay Round Agreements Act ("URAA") in December 1994. URAA which took effect on June 8, 1995 implemented the General Agreement of Tariffs and Trade ("GATT"). One change in U.S. law required by GATT is the amendment of patent law to reflect a patent term of 20 years from the date of filing the application instead of the current term of 17 years from the date of issuance. URAA extended the requirement by allowing the application of this provision to all patents in force on June 8, 1995.

     Congress recognized the potential harm in this requirement and provided that a potential competitor who has already made a "substantial investment" in a competing product could make, use and sell its product after the expiration of the original patent period provided that they pay the patentee "equitable remuneration" through the extended patent period. However, the FDA has taken the position that it cannot approve an Abbreviated New Drug Application ("ANDA"), which certifies the date of patent expiration, until the expiration of the extended patent period. The extension of patent protection may delay the launch of future products by the Company.

     The Company, other generic drug manufacturers and concerned citizens groups are continuing their efforts to convince Congress to pass legislation which would allow the FDA to approve applications on the passage of the original expiration date.

     It is impossible for the Company to predict the extent to which its operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

Employees

     The Company employs approximately 1,733 persons, approximately 800 of whom serve in clerical, sales and management capacities. The remainder are engaged in production and maintenance activities.

     The production and maintenance employees at the Company's manufacturing facilities in Morgantown, West Virginia, are represented by the Oil, Chemical and Atomic Workers International Union (AFL-CIO) and its Local Union 8-957 under a contract which expires April 5, 1998.

Backlog

     At March 31, 1996, the uncompleted portions of the Company's backlog of orders was approximately $9,747,000 as compared to approximately $20,979,000 at March 31, 1995 and $12,543,000 at March 31, 1994. Because of the relatively short lead time required in filling orders for its products, the Company does not believe these interim backlog amounts bear a significant relation to sales or income for any full twelve-month period.


ITEM 2.           Properties

     The Company operates from various facilities in the United States and Puerto Rico having an aggregate of approximately 1,164,000 square feet.

     Mylan  Pharmaceuticals  owns production,  warehouse,  laboratory and office facilities in four buildings in Morgantown, West Virginia containing approximately 440,000 square feet. Mylan Pharmaceuticals operates two distribution centers, one in Greensboro, North Carolina containing approximately 64,000 square feet which it owns and one in Reno, Nevada containing approximately 25,000 square feet under a lease expiring in 1997. Currently under construction in Morgantown, West Virginia is a 27,000 square foot manufacturing addition.

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

     Bertek owns production, warehouse, laboratory and office facilities in five buildings in Swanton and St. Albans, Vermont containing approximately 178,000 square feet. Bertek also operates a coating and extrusion facility in St. Albans containing approximately 71,000 square feet under a lease expiring in 2015.

     UDL owns production, laboratory and office facilities in two buildings in Rockford, Illinois and Largo, Florida containing approximately 92,000 square feet. UDL also has distribution facilities at both locations containing approximately 61,000 square feet under leases expiring in 1996 and 2004.

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

     The Company's corporate offices, containing approximately 7,200 square feet, are located at 130 Seventh Street, 1030 Century Building, Pittsburgh, Pennsylvania, and are occupied under a lease expiring in 2000.

ITEM 3.           Legal Proceedings

     In 1990, the Company filed a complaint against American Cyanamid Company ("Cyanamid") claiming, among other things, that Cyanamid had underpaid the Company under a marketing agreement relating to Mylan's Maxzide(R) and Maxzide-25MG(r) products. Cyanamid counterclaimed against the Company alleging fraudulent inducement and breach of contract relating to the agreement and against the Company's former chairman alleging defamation.

     During 1994, the jury in this lawsuit ruled in favor of Cyanamid on the Company's complaint and in favor of the Company on Cyanamid's counterclaims, and the judge dismissed the defamation counterclaim. No money damages were awarded to either party. Both parties appealed and the Court of Appeals for the Fourth Circuit affirmed the jury's action in all respects. However, the judge's decision to dismiss the defamation counterclaim was reversed. On June 14, 1996, in connection with negotiating a series of agreements relating to Maxzide(R) and Maxzide-25MG(R) as described in Item 1, the parties agreed to terminate this litigation, including the defamation counterclaim.

     On November 24, 1992, Hoechst Marion Roussel Inc. ("HMR") (formerly known as Marion Merrell Dow) and Tanabe Seiyaku Co. LTD ("Tanabe") filed suit in Federal District Court for the Western District of Pennsylvania against the
Company and its wholly-owned subsidiary Mylan Pharmaceuticals claiming infringement of Tanabe's patent for the manufacture of diltiazem. On September 29, 1995, the Company entered into a settlement agreement which releases all parties from any further actions and suits as it relates to the manufacture of diltiazem. In consideration for such settlement HMR and Tanabe agreed to reimburse defense costs incurred by the Company.

     On September 7, 1994, Upsher-Smith Laboratories filed suit in Minnesota State Court against the Company and its wholly-owned subsidiary, Mylan Pharmaceuticals Inc. The suit alleges breach of contract, breach of implied contract, detrimental reliance and promissory estoppel with respect to the sale and distribution of cimetidine. The suit claims damages in excess of $13,000,000. A trial date has been set for July, 1996. The Company believes this lawsuit is without merit and intends to vigorously defend its position.

     During 1996, Bertek was involved in an arbitration matter unrelated to the pharmaceutical business. On May 2, 1996, the arbitration panel issued a decision against Bertek for approximately $4,000,000. No accrual for loss has been made as of March 31, 1996. The Company has appealed this matter and believes the ultimate resolution of this matter will not have a material effect on the financial statements of the Company.

     While it is not feasible to predict the ultimate outcome of such proceedings it is the opinion of management that the outcome of these suits will have no material adverse effect on the Company's operation, financial position, or liquidity.

ITEM 4.           Submission of Matters to a Vote of Security Holders

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages and positions of the Company's executive officers are as follows:

         Milan Puskar                  61      Chairman, Chief Executive Officer
                                                  and President
         Dana G. Barnett               55      Executive Vice President
         Louis J. DeBone               50      Vice President-Operations
         Roger L. Foster               49      Vice President-General Counsel
         Roderick P. Jackson           56      Senior Vice President
         Joseph J. Krivulka            44      Vice President
         Dr. John P. O'Donnell         50      Vice President-Research and
                                                   Quality Control
         Patricia Sunseri              56      Vice President-Investor and
                                                   Public Relations
         C.B. Todd                     62      Senior Vice President
         Robert W. Smiley              74      Secretary

     Mr. Puskar was employed by the manufacturing subsidiary of the Company from 1961 to 1972 and served in various positions, including Secretary-Treasurer, Executive Vice President and a member of the Board of Directors. From 1972 to 1975, Mr. Puskar served as Vice President and General Manager of the Cincinnati division of ICN Pharmaceuticals Inc. In addition, he has served as a partner in several pharmaceutical firms in foreign countries and is currently a director of VivoRx, Inc., Santa Monica, California and Duquesne University, Pittsburgh, Pennsylvania. Mr. Puskar has served as President of the Company since 1976 and as Vice Chairman of the Board since 1980. He was elected Chairman of the Board and C.E.O. on November 9, 1993.

     Mr. Barnett was employed by the Company in 1966. Since that time he has held various management positions with the manufacturing subsidiary of the Company. His responsibilities have covered production, quality control and product development. Mr. Barnett became Vice President in 1974, Senior Vice President in 1978 and Executive Vice President in 1987. He was elected President and Chief Executive Officer of Somerset Pharmaceuticals, Inc., a joint-venture subsidiary of the Company in June 1991. In August of 1995 he was elevated to Chairman and Chief Executive Officer of Somerset Pharmaceuticals, Inc.

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

     Mr. Smiley has been Secretary of the Company for approximately twenty-one years and on December 12, 1975, he was elected to the Board of Directors. His principal occupation is and for approximately forty-two years has been an attorney-at-law in Pittsburgh, Pennsylvania. He was a partner in the law firm of Smiley, McGinty and Steger, general counsel to the Company. Since October 1, 1992, Mr. Smiley has been associated with the law firm of Doepken Keevican & Weiss Professional Corporation.

     There is no family relationship between any of the above executive officers. Officers of the Company serve at the pleasure of the Board of Directors.

                                     PART II


ITEM 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters

     The information required by item 5 is hereby incorporated by reference to pp. 44 and 64 of the accompanying Annual Report to Shareholders for the year ended March 31, 1996.


ITEM 6.           Selected Financial Data

     The information  required by item 6 is hereby  incorporated by reference to
p. 44 of the accompanying Annual Report to Shareholders for the year ended March 31, 1996.


ITEM 7.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

     The information required by item 7 is hereby incorporated by reference to pp. 45-49 of the accompanying Annual Report to Shareholders for the year ended March 31, 1996.


ITEM 8.           Financial Statements and Supplementary Data

     The information required by item 8 is hereby incorporated by reference to pp. 50-64 of the accompanying Annual Report to Shareholders for the year ended March 31, 1996.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


ITEM 10.          Directors and Executive Officers of the Registrant

     The information as to directors required by item 10 is hereby incorporated by reference to pp. 1-3 of the Company's 1996 Proxy Statement. Information concerning executive officers is provided in Part I of this report under the caption "Executive Officers of the Registrant".


ITEM 11.          Executive Compensation

     The information required by item 11 is hereby incorporated by reference to pp. 3-9 of the Company's 1996 Proxy Statement.


ITEM 12.          Security Ownership of Certain
                  Beneficial Owners and Management

     The information  required by item 12 is hereby incorporated by reference to
p. 10 of the Company's 1996 Proxy Statement.


ITEM 13.          Certain Relationships and Related Transactions

         Not applicable.

                                     PART IV

ITEM 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.List of Financial Statements
                                                                     Page
                                                                    Number
                                                                   -------
  INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS:
       Consolidated Balance Sheets................................  50-51
       Consolidated Statements of Earnings........................     52
       Consolidated Statements of Shareholders' Equity............     53
       Consolidated Statements of Cash Flows......................  54-55
       Notes to Consolidated Financial Statements.................  56-63
       Independent Auditors' Report...............................     64

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

     (b) "Salary Continuation Plan" with Milan Puskar, Dana G. Barnett and C.B. Todd each dated as of January 27, 1995 and filed as Exhibit 10(b) to Form 10-K for fiscal year ended March 31, 1995 and incorporated herein by reference.

     (c) "Salary Continuation Plan" with Roderick P. Jackson and Louis J. DeBone each dated March 14, 1995 and filed as Exhibit 10(c) to Form 10-K for fiscal year ended March 31, 1995 and incorporated herein by reference.

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

     (g) "Service Benefit Agreement" with Laurence S. DeLynn, John C. Gaisford, M.D., Richard A. Graciano and Robert W. Smiley, Esq. each dated January 27, 1995 and filed as Exhibit 10(g) to Form 10-K for fiscal year ended March 31, 1995 and incorporated herein by reference.

     (h) Split Dollar Life Insurance Arrangement with Milan Puskar Irrevocable Trust, filed herewith.



                             SPLIT-DOLLAR AGREEMENT


     THIS AGREEMENT is entered into by and between MYLAN LABORATORIES INC., a Pennsylvania corporation (hereinafter called the "Corporation"),

                                      A
                                        N
                                          D

JOHANNA PUSKAR PRATT, or her successors, as Trustee of the Milan Puskar Irrevocable Trust Agreement dated as of February 13, 1995 (hereinafter called the "Trustee").

                          W I T N E S S E T H T H A T:

     WHEREAS, Milan Puskar is a valuable employee of the Corporation; and

     WHEREAS, the Trustee has applied for and owns the life insurance policies on the life of Milan Puskar which are listed on Schedule "A" attached hereto (the"Policies"); and

     WHEREAS, the Corporation desires to assist in paying the premiums on the Policies; and

     WHEREAS, the parties desire to create a split-dollar arrangement to provide for the payment of premiums on the Policies and to assure that the amount of premiums paid by the Corporation with respect to the Policies will be repaid to the Corporation at the death of Milan Puskar, if not earlier; and

     WHEREAS, the repayment of premiums paid by the Corporation with respect to the Policies will be secured by a collateral assignment of the Policies to the Corporation.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Corporation and the Trustee hereby agree as follows:

     1. Policies. The Policies which are subject to this Agreement are listed on Schedule "A" attached hereto. Any additional insurance contracts on the life of Milan Puskar which become subject to this Agreement shall be listed on Schedule "A" as they become subject to this Agreement.

     2. Ownership of Policies. The Trustee shall have custody of the Policies subject to this Agreement and shall be the sole and exclusive owner of the Policies, subject, however, to the right of the Corporation to borrow against the Policies as set forth in paragraph 10 or to the return of any funds advanced by it for payment of the premiums or other amounts paid with respect to the Policies upon the death of Milan Puskar or the termination of this Agreement. Except as to the security interest specifically granted to the Corporation herein, the Trustee retains all incidents of ownership in the Policies, including the right to borrow or withdraw against the Policies. The Trustee's right to borrow shall be limited to an amount equal to the maximum loan value reduced by an amount equal to the cumulative premiums on the Policies paid by the

Corporation hereunder. The Trustee's right to withdraw from the Policies' cash values shall likewise be reduced by an amount equal to the cumulative premiums on the Policies paid by the Corporation hereunder. Milan Puskar shall not have any rights, powers or incidents of ownership in the Policies.

     3. Beneficiary. The Trustee has designated the Trust as the beneficiary of the proceeds of the Policies.

     4. Dividend Options. The Trustee may elect and continue in force such dividend options, if any, as are provided under the Policies and accordingly therewith the dividends may be used by the Trustee in such manner as the Trustee deems appropriate, such as to purchase paid up additions, to purchase additional term insurance, or to reduce premiums.

     5. Payment of Premiums. The premiums on the Policies shall be paid in the following manner:

          (a) The Trustee shall have the option with respect to each calendar year or portion thereof that this Agreement is in effect to contribute that portion of the premiums under the Policies equal to the lesser of (i) the rate established by the Internal Revenue Service for the cost of pure life insurance protection (P.S. 58 cost) from time to time, or (ii) the rate, if any, established by the respective insurance company for one-year term life insurance available to all standard risks in the amount of the respective Policies, less cash value, at Milan Puskar's then attained age.

          (b) The Corporation shall pay the balance, representing the excess, if any, of the annual premium over any portion that may be paid by Trustee under (a) above, plus the annual interest due on any Policy loans made by the Corporation.

          (c) For administrative convenience, the Trustee shall remit any contribution toward the premiums to the Corporation, and the Corporation shall be responsible for making the total combined premium payments to the respective insurance company.

          (d) The Corporation shall cease making premium payments whenever the Trustee so determines. Once the Trustee has terminated the Corporation's obligations hereunder, the Trustee shall be solely responsible for paying premiums due under the Policies.

     6. Security Interest. In consideration of the premium payments to be made by the Corporation, and to assure the repayment of such payments, the Trustee grants to the Corporation, with collateral assignment, a security interest in the Policies. The Corporation's security interest in the Policies at any time shall be an amount equal to its net "Premium Payments." "Premium Payments" as used in this Agreement means the aggregate amount of premium payments paid with respect to the Policies by the Corporation under this Agreement, less any amount received by the Corporation in reimbursement of such payments. The outstanding balances on any Policy loans made by the Corporation shall be considered reimbursement of such payments. The Trustee agrees to execute and deliver to the Corporation, at the time of the first premium payment on the Policies, a collateral assignment of the Policies.

     7. Policy Proceeds. If the Policies mature as death claims while this Agreement remains in effect, the Corporation shall immediately be paid an amount equal to the then balance of its "Premium Payments." Such payment shall be considered a return of capital to the Corporation and a termination of this Agreement. The balance of such proceeds shall be retained by the beneficiary designated by the Trustee in the manner and in the amount provided under the terms of the Policies.

     8. Termination. This Agreement shall terminate upon the happening of any of the following events:

          (a) The Trustee may terminate this Agreement while no premium under the Policies is overdue by giving notice to the Corporation. The effective date of such termination shall be the date of giving notice.

          (b) By mutual consent of the parties hereto or by release of the Corporation's security interest under paragraph 6 hereof.

          (c) Bankruptcy, insolvency or dissolution of the Corporation.

          (d) Surrender of the Policies by the Trustee.

     9. Repayment of Premium Payments. If this Agreement is terminated under paragraph 8 above, the Trustee shall obtain release of the Corporation's security interest in the Policies by paying to the Corporation a sum equal to the amount of the "Premium Payments" made by the Corporation as of that date. The Corporation agrees (solely for purposes of facilitating such termination and repayment of its premium payments secured by said policies) that the Trustee may borrow or withdraw from the Policies cash values in amounts in excess of the amounts specified in paragraph 2 above. If the Trustee fails to pay the Corporation a sum equal to the "Premium Payments" within sixty (60) days of the date of the termination of this Agreement pursuant to paragraph 8 above, the Trustee shall execute any and all instruments that may be required to vest ownership of the Policies in the Corporation. Thereafter, the Trustee shall have no further interest in the Policies; the Corporation shall be deemed to have received a sum equal to the"Premium Payments" and no additional sum will be due it; and the Corporation will have the option to maintain the Policies at its sole discretion.

     10. Corporation's Rights. If the Trustee sells, assigns, surrenders, makes withdrawals or otherwise terminates the Policies at any time this Agreement is in effect, the Corporation shall have the immediate right to repayment of its "Premium Payments" from the Trustee. The Corporation shall have the right to borrow from the Policies and to pledge or assign the Policies as security for loans or advances, but only up to the "Premium Payments" less the amount of any loans theretofore obtained by the Corporation.

     11. Assignment. Subject to paragraph 10 above, neither party shall have the right to assign its interests hereunder without the written consent of the other party.

     12. Further Assurances. The parties hereto agree to execute any documents which may be necessary or proper to carry out the purpose and the intent of this Agreement.

     13. Amendment. This Agreement may not be amended or modified except by a written instrument signed by the parties hereto.

     14. Responsibility of Insurance Company. The parties hereto agree that any insurance company shall be fully discharged by payment of the death benefit to the beneficiaries designated in the Policies, subject to the terms and conditions of the Policies; provided, however, that the insurance company shall first comply with the terms specified in the collateral assignment as described in paragraph 6 above. No insurance company shall be considered a party to this Agreement; therefore, a copy of this Agreement need not be filed with any such company. Nothing in this Agreement nor in any modifications, amendments or supplements hereto shall in any way be construed to enlarge, change, vary or in any way affect the obligations of any insurance company as expressly provided by the Policies.

     15. Binding Effect. This Agreement shall be binding upon the parties hereto and their successors, assigns, executors, or administrators and beneficiaries.

     16. Notices. All notices required by this Agreement shall be in writing and sent by certified or registered mail to the then current or last known address of each party hereto.

     17. Governing Law. This Agreement shall be subject to and construed according to the laws of the Commonwealth of Pennsylvania.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the _____ day of ___________________, 1995.

ATTEST:                                     CORPORATION:

                                            MYLAN LABORATORIES INC.


___________________________________     By:____________________________________
Robert W. Smiley, Esq., Secretary        Clarence B. Todd, Senior Vice-President



WITNESS:                                    TRUSTEE:


___________________________________      _______________________________________
                                         Johanna Puskar Pratt

                                  SCHEDULE "A"


                      To Split-Dollar Agreement dated as of
             _______________, 1995 Between Mylan Laboratories, Inc.
                        and Johanna Puskar Pratt, Trustee

- - -------------------------------------------------------------------------------


Company                                  Policy Number         Face Amount

The Guardian Life Insurance
  Company of America                        3800280             $9,000,000

The Guardian Life Insurance
  Company of America                        3794316             $9,000,000




     (13) Fiscal 1996 Annual Report to the Shareholders (only those portions which are incorporated in this Report by reference are being filed herewith).




MYLAN LABORATORIES INC.
1996 Annual Report to Shareholders

Description of Business

Mylan Laboratories Inc. and its subsidiaries are engaged in the development, licensing, manufacturing, and marketing of numerous generic and proprietary finished pharmaceutical and wound care products. These products include solid oral dosage forms, as well as suspensions, liquids, injectables and transdermals, many of which are packaged in specialized systems.

Table of Contents

  1   Introduction
  2   Letter to Shareholders
  4   Company History
  8   Mylan Laboratories Incorporated
  16  Mylan Pharmaceuticals Incorporated
  22  Mylan Incorporated
  26  Dow Hickam Pharmaceuticals Incorporated
  30  Bertek Incorporated
  34  UDL Laboratories Incorporated
  38  Somerset Pharmaceuticals, Incorporated
  42  Financial Highlights
  44  Selected Financial Data
  45  Management's Discussion
  50  Consolidated Balance Sheets
  52  Consolidated Statements of Earnings
  53  Consolidated Statements of Shareholders' Equity
  54  Consolidated Statements of Cash Flows
  56  Notes to Consolidated Financial Statements
  64  Independent Auditors' Report
  64  Market Prices
  65  MylanProduct Guide
  69  Shareholder Information
  69  Directors and Officers

Research
is the life-blood of any company. It is the catalyst by which a company grows and lack of it can cause stagnation or even failure. Mylan is a research driv en company dedicated to excellence. As we continue our evolution into a fully integrated pharmaceutical company, we have tar-

geted compounds to meet unmet needs.we are aggressively developing products that will effectively treat serious disorders and diseases that are not addressed by pharmaceuticals presently on the market. Our R & D budget is not based on a percentage of sales but on accomplishing goals. We do not waste money, but we spend whatever is necessary to do it right.to meet our objective of focusing upon therapies that make a difference in terms of human and economic value. We believe that by advancing science, we can enhance life!

To Our Shareholders

     Fiscal 1996 has been a very tough year. The industry has been suffering from a lack of significant FDA approvals and Mylan is no exception. Consequently, although total units shipped has increased 17% compared with last year, dollar sales have not kept pace due to the resulting pricing pressure. It is Mylan's policy to aggressively protect its market share by keeping its customers price competitive whenever necessary. We have done so throughout this difficult period and will continue to do so as long as necessary.

     We did receive four approvals from the FDA this past fiscal year, increasing our product line to 83 different compounds covering 22 therapeutic categories.

     Seventeen ANDAs (generic drugs) are presently submitted to the Food and Drug Administration for approval with over 40 more in various stages of development. Additionally, we are sourcing raw material for more than 30 other generic products.

     Along with that, we are working on seven innovator products and have already filed INDs (Investigational New Drugs) on five of them with the other two to be filed by the end of June.

     Also during this past fiscal year, we announced our alliance with and investment in VivoRx, Inc., a California based biotechnology company developing pancreatic islet cell implant technology for the management of diabetes. This is an exciting project with the prospect of improving the quality of life for millions of insulin dependent Americans. It is also consistent with our objective of focusing upon therapies that meet unmet needs, and make a difference in terms of human and economic value.

     During this fiscal year, Mylan has paid a total of $17,502,000 in cash dividends to its share- holders, and shareholders' equity has grown from $482,728,000 last year to $616,441,000 for this fiscal year. A 28% increase!

     Although competition in the generic field is tough and pricing pressures are severe at the moment, the industry continues to grow. Mylan is planning and building for the future and has positioned itself to remain a leader in this industry.

Most sincerely,
Milan Puskar
Chairman, CEO and President

1960s

(picture)
     Parke-Davis was the first major drug company to purchase Mylan's finished goods in 1969.

(picture)
     Mylan began in 1961 as a privately owned company founded by our Chairman, CEO and President, Milan Puskar, and an associate in White Sulphur Springs, West Virginia. Initially the company did not manufacture products, but operated as a distributor buying finished goods and reselling them to pharmacies, doctors, and etc.



1961

(picture)
     Mylan began manufacturing vitamins in 1965, and in 1966 received approval to start manufacturing Penicillin G tablets. Production was expanded in 1968 with the FDA approval of Tetracycline.

(picture)
Morgantown
White Sulphur
Springs
Princeton

     In 1963 Mylan relocated to Princeton, West Virginia and then in 1965 to its present location in Morgantown.

1970s
(pictures)
     Mylan experienced unbelievable growth after the present management team took over on May 13, 1976, and the company soon became eligible to be traded on the National-Over-the-Counter (NASDAQ) Market as MYLN.

NASDAQ

     February  15,  1973,   the  first  shares  of  stock  were  traded  on  the
Over-the-Counter Market, and Mylan became a public company.

     Mylan continued to expand its list of approved products with the addition of Ethromycin in 1971 and Ampicillin in 1973. The list of major drug companies purchasing product under private label also continued to increase.

1980s
(pictures)
     On April 14, 1986, Mylan became a member of the Big Board, The New York Stock Exchange, and its symbol became MYL.


     Mylan's former Chairman and CEO, Roy McKnight testified before the House Oversight and Investigations Committee regarding improprieties at the FDA, prompting an investigation of the generic drug industry exposing cheating, bribery and payoffs.

     November 1988, Mylan announced the joint-venture purchase of Somerset Pharmaceuticals. Somerset received FDA approval in 1989 for EldeprylRegistration Mark, an extremely effective treatment for late stage Parkinson's disease.


     Mylan introduced its first proprietary product, MaxzideRegistration Mark, an antihypertensive in 1984. In 1988, after three years of clinical testing, Mylan received approval on half strength MaxzideRegistration Mark-25. Both were licensed to Lederle Laboratories for distribution.

     In 1987 Mylan opened a second manufacturing facility in Caguas, Puerto Rico, followed by the opening of its first distribution center in Greensboro, North Carolina in 1988.

1990s
(pictures)
     Mylan merged with Dow B. Hickam Pharmaceuticals, a high quality branded pharma ceutical company with a highly skilled and aggressive marketing force on October 30, 1991.


     Bertek, Inc., an important manufacturer and innovator of state-of-the-art tran sdermal drug delivery systems was acquired on February 15, 1993.

     November 6, 1993, Mylan's former Chairman and CEO Roy McKnight died suddenly of a heart attack. The company co-founder Milan Puskar was named Chairman and CEO on November 9, 1993.

     In 1991 the Company also opened its second distribution facility in Reno, Nevada.

     Cidra, Puerto Rico became the site of Mylan's third generic manufacturing facility with its opening in October 1994.





1996
(pictures)
     Mylan announced a 3 for 2 stock split August 15, 1995, the Company's ninth split since July 1979, increasing Mylan's shares to 120,019,618 from 275,000 at the Initial Public Offering twenty-three years ago.

      February 28, 1996, Mylan acquired UDL Laboratories Inc., the premier supplier of unit dose generic pharmaceuticals to the institutional and long-term care marketplace.

Company History

     The success of any company is not achieved by any one particular event but is the result of a series of occurrences throughout its history. It is a combination of the management team, the employees and the corporate philosophy that make or break a company. Mylan is the proof of that principle! We have grown from a tiny, single location, West Virginia company to a present day, financially strong, multi-location industry leader listed on the New York Stock Exchange. Mylan's code of ethics and its corporate philosophy that 'If we can't do it right, we don't do it at all,' combined with the integrity of its employees provides the foundation upon which this company is built. Mylan's 'family' of employees whose dedication to their work and pride in the company have been the backbone of this remarkable story. From maintenance to management it has been a blend of ideas, hard work and mutual respect, and it continues to be the key to Mylan's ongoing success and growth!

                With its blend of quality generics and innovator
               products, Mylan has grown into a fully integrated pharmaceutical firm, ranking among America's top 1,000 growth companies.

     "Our commitment to excellence has given us a firm hold on the present as a leader in the pharmaceutical industry and combined with the talent, integrity and dedication of our family of employees, we have a strong foothold on the future." Left to Right: Rod Jackson, Senior Vice President; Dr. John O'Donnell, Vice President - Research and Quality Control; Patricia Sunseri, Vice President - Investor and Public Relations; Roger Foster, Vice President and General Counsel; Lou DeBone, Vice President - Operations.

                                             |-  Mylan Pharmaceuticals Inc.
                                             |
                                             |-  Mylan Inc.
                                             |
Mylan Laboratories Inc.                      |-  Dow Hickam Pharmaceuticals Inc
    the mylan formula                        |
    for success has always ----------------> |-  Bertek, Inc.
    been multi-faceted                       |
                                             |-  UDL Laboratories Inc.
    .                                        |
                        |- Somerset Pharmaceuticals, Inc.




The twelve months of Fiscal 1996 have been filled with changes and challenges.

     We have continued to see consolidation in our industry.we have participated in that consolidation by acquiring UDL Laboratories, the premier supplier of unit dose pharmaceuticals to the institutional and long-term care markets. This enables Mylan to better position itself in the retail, institutional and managed care markets.

     We have seen increased pricing pressure.the industry has been suffering from a lack of significant FDA approvals, and Mylan is no exception. Consequently, even though units shipped has increased 17% over last year, dollar sales have not kept pace due to the resulting pricing pressure. It is Mylan's policy to aggressively protect its market share by keeping customers price competitive whenever necessary. We have done so throughout this difficult period and will continue to do so as long as necessary.

     Mylan continues to increase its market share.for the twelve month period ending December 31, 1995, Mylan was ranked first among all pharmaceutical companies, branded or generic, in the number of prescriptions dispensed according


                           Mylan Laboratories Inc. 9
to the IMS National Prescription Audit. Fifty-six percent of Mylan's products rank number one and 71% rank number one or number two. We are very proud of the Mylan team of employees who have made this possible. From the moment a product becomes an idea in Mylan's mind, to the moment it gets approved and becomes a part of our product line, it is the creativity, dedication and production of all of our people, from maintenance to management, that allows us to enjoy this continued growth!

     To maintain our ongoing success and long-term growth, and to continue our transition into a fully integrated pharmaceutical company, Mylan is developing innovator products, as well as, generic products. Presently, there are seven of these compounds in our pipeline: an anti-fungal, a wound care product, a topical anesthetic, a migraine product, a gastrointestinal product, a burn product, and a product for treatment of the On/Off phenomenon associated with Parkinson's disease.

(picture)
July 7, 1995.enjoying life with our Cystinosis 'kids'.on the beach at the Mylan sponsored picnic in La Jolla, California. Mylan's Orphan Drug 'CystagonRegistration Mark' helps to control this rare genetic disorder known as Cystinosis for over 400 known victims worldwide.

                           Mylan Laboratories Inc. 10

  Investigational New Drug Application s (INDs) have been filed on five of these compounds and the other two will be filed by the end of June. Clinical trials will begin in July on the wound care product and the topical anesthetic.

     Mylan has developed its own 'Sustained Release' technology and on March 25, 1996 we announced approval for Verapamil ER 240 MG tablets, our first sustained release product. We have approximately ten more of these types of products in development. Presently, we are constructing a 27,000 square foot bead facility which we hope to have completed by the end of the year.

     In September of 1995 we announced our alliance with and investment in VivoRx, Inc., a California-based biotechnology company that is developing pancreatic islet cell implant technology for the management of diabetes. Three patients have been successfully implanted and our first patient has now successfully undergone his third implant with results similar to his first two, thus providing "Proof of Principle" to this important technology. VivoRx has now amended their original IND to permit the use of human 'proliferated' or cloned cells, in addition, another IND will be filed for the use of porcine (pancreas) islets and the first of these implants are planned for this year.

     Diabetes is a staggering disease in terms of both human and economic tolls. By working with VivoRx, Mylan will be helping to meet the unmet need for a long-term diabetes control therapy and helping to


                         Mylan Laboratories Inc. 11
improve the quality of life for the estimated 1.4 million insulin-dependent diabetics in the United States who could potentially benefit from the treatment.

     Our VivoRx investment is consistent with the Mylan objective to focus upon therapies to treat or cure devastating illnesses. To serve this mission, we have been and continue to be a research driven company. It is with great anticipation that we look forward to moving into our new 150,000 square foot R & D facility this summer. We have more than doubled our R & D staff over the past two years and with the opening of this facility, will increase it.

     We have also quietly supported significant research at The Parkinson's Institute in California. Dr. William Langston, its founder and president and a leader in Parkinson's research, was the first to describe MPTP as the causative agent for illicit drug users' development of Parkinson's like diseases several years ago.

        We have supported research at the Institute, searching for biological markers to use in screening compounds for the potential use in treatment of Parkinson's. Our 'Parkinson's Man in a Box' funding will provide The Parkinson's Institute the use of materials to include DNA containing tissues of brain and blood from deceased Parkinson's patients to assist in finding cures or treatment for future Parkinson's victims. No other model exists for this type of screening of compounds. We find this research very significant in

(picture)
Milan Puskar, Chairman, CEO and President, Mylan Laboratories Inc. Dr. Patrick Soon-Shiong, President and CEO, VivoRx, Inc.

                           Mylan Laboratories Inc. 12
helping to treat or cure this devastating illness.

        Once again throughout the year Mylan has been featured in many publications and heralded by some as one of the best companies in the United States. Business Week's 1996 issue of America's 1000 Most Valuable Companies ranked Mylan among its elite as did Forbes in its April 22, 1996 issue of The Forbes 500. The October 10, 1995 issue of Financial World reflected Mylan as one of America's 100 Best Growth Companies. Executive Report magazine ranks Mylan as number two on their list of Top Ten Performers in the Pittsburgh area.

     Better Investing magazine, a publication put out by NAIC.National Association of Investors Corporation.lists the 100 most popular and widely held stocks between investment clubs and their members nationwide, and we are proud to say we rank 38th by number of clubs and 26th by number of shares for 1996. We take this as a great compliment since our shareholders are very important to us! We are well aware that growth in shareholders' equity is paramount to our investors. This year shareholder equity has grown to $616.4 million from $482.7 million last year. A 28% increase!


(picture)
Mylan continues to receive recognition in major publications


Mylan Laboratories Inc. 13

     Mylan has also received the silver award for its workplace wellness programs, which are designed to emphasize good health habits to our employees. It is the goal of the company to help our employees enjoy a better quality of life and extend their life expectancy by encouraging exercise and healthy diet.

     Once again we tip our hats to our board of directors whose dedication to the common good of this company, its employees and its shareholders are the criteria by which they make their decision. We thank all of our board members for their input and guidance.

     And hats off to our entire family of Mylan employees whose integrity and hard work continues to be the key ingredient in Mylan's success. They are truly our greatest asset.


(picture)
     Mylan has grown to a multi-location industry leader with state-of-the-art research and development laboratories as well as manufacturing and packaging facilities in West Virginia, Puerto Rico, Texas, Vermont, Illinois and Florida: distribution centers in North Carolina and Nevada, and corporate headquarters in Pittsburgh, Pennsylvania.

(picture)
"Workplace Wellness Award"

                           Mylan Laboratories Inc. 14

  Mylan Laboratories Inc.                   Board of Directors

(picture)
Left to right front: Milan Puskar; Dana G. Barnett
Left to right rear:  C. B. Todd; Laurence S. DeLynn; Robert W. Smiley, Esq.;
                     John C. Gaisford, M.D.; Richard A. Graciano




Mylan Pharmaceuticals Inc.

5 billion  TABLETS AND CAPSULES PRODUCED IN FISCAL 1996

(picture)
In the background is one of the construction projects Mylan has underway.a 150,000 square foot state-of-the-art research facility scheduled for completion this summer. This facility is another sign of Mylan's total commitment to the future. It will provide the resources necessary to carry out the company's aggressive product development program. C. B. Todd - President, Mylan Pharmaceuticals Inc.

     Mylan's total commitment to quality can be witnessed at its manufacturing plant in Morgantown, West Virginia.the generic arm of the corporate family.

     Incoming raw materials are inspected using a scanning electron microscope and a particle size analyzer to ensure consistency and quality. This is one of the many quality checks performed at Mylan Pharmaceuticals even though it is not mandated by the FDA.

     The raw materials that pass quality control specifications are then blended according to the master formula sheet, which is part of the FDA approval and must be strictly followed. In fact, the FDA makes thousands of inspections each year to make sure that manufacturers are meeting the master formula sheets specifications exactly.

                         Mylan Pharmaceuticals Inc. 17

(picture)

     Granulating and blending the raw materials into finished capsules and tablets is done in climate-controlled rooms known as "clean rooms" because the air is cleaned to remove dust or powder. As with all other manufacturing steps at Mylan, only one lot or batch of materials is allowed to be present in a room. This gives Mylan the highest level of quality control possible.

     Using sophisticated state-of-the-art equipment, we are able to manufacture over seventy-five separate generic drugs. To track all of these different products, computers with video cameras and bar code readers are used to make sure that each product always has the correct label.

     At every manufacturing phase, Mylan's quality control managers have the authority to stop production if a product is not meeting Mylan's standards. As a final quality check, Mylan gives every capsule and tablet 100 percent visual inspection.

     In the pharmaceutical industry, long-term success is based on reputation. Mylan's success and leadership in providing safe, effective and low-cost generic drugs is founded on its reputation for both quality and integrity. We care about our customers and our suppliers because they are an important part of our success. Producing

                         Mylan Pharmaceuticals Inc. 18
high quality products is our way of showing our appreciation.

        During  this  past  year,   Amerisource   rewarded  us  with  the  "1995
Manufacturer Partner of the Year Award" for our 'superior performance in all areas.'

        Another great honor was bestowed upon Mylan when the retail pharmacists did their 1995 survey and rated manufacturers. Mylan was ranked the number one generic company in its commitment to pharmacy, its product quality and its commitment to research.

        We are proud to be on this '1995 Corporate Honor Roll' and even prouder to be ranked number one in these categories.

       Your company has received four new approvals this year from the Food and Drug Administration, which further expands our ever growing line of products. Presently we have submitted 17 different chemical entities to the FDA for approval, representing 27 different strengths. We have more than forty additional generic products in development.

        We are proud to be a leader in the generic industry. Our commitment to quality, and the integrity of our employees will keep us there. We look forward to the challenges of the new year.


(picture)
Mylan Pharmaceuticals Inc., Morgantown, West Virginia

(picture)
Industry awards for outstanding performance


                         Mylan Pharmaceuticals Inc. 19

        Dr. Thomas Clark, Mylan's Medical Director, founded Clinical and Pharmacologic Research, Inc. (CPR) in 1982.

        Mylan Pharmaceuticals contracts CPR as a dedicated Phase I Unit and research organization. The Phase I Unit and administrative offices of CPR are located in Morgantown, West Virginia near the campus of West Virginia
University. The Phase I Unit has operated for approximately fourteen years and has been involved in bioequivalence and clinical studies. West Virginia University is an excellent source of healthy, young research subjects.

        The facility has bed space for sixty subjects, the laboratory is equipped to process research studies running simultaneously. The unit includes a security system with camera monitoring. Emergency support is present during study conduct with rapid access to physicians. The unit is located within minutes of both Monongalia General and Ruby Memorial Hospitals.

        Clinical and Pharmacologic Research has composed its own
Institutional Review Board (IRB) as an integral part of the research process. The CPR-IRB consists of


(picture)
Tom Clark, M.D. on site at CPR

                         20 Mylan Pharmaceuticals Inc.

highly qualified medical and lay individuals from the Morgantown community and operates under the appropriate federal regulations.

        A new state-of-the-art research facility is planned for late 1996. The new facility will have bed space for 104 research subjects. The facility will be divided into four quadrants which will allow four studies to be conducted independently at the same time. Two large laboratories located adjacent to the blood collection areas will enable each study to be assigned a specific processing area.


Mylan Pharmaceuticals Generic Product Line

Generic Name Trade Name
Analgesics
      Indomethacin ......................   Indocin Registration Mark
      Propoxyphene HCL ..................   Darvon Registration Mark
      Propoxyphene ......................   Darvon Registration Mark
      Compound ..........................   Compound-65
      Propoxyphene HCL &
      Acetaminophen .....................   Wygesic Registration Mark
      Propoxyphene
      Napsylate & ......................    Darvocet-
      Acetaminophen ....................    N Registration Mark 100

Antiangina
      Atenolol .........................    Tenormin Registration Mark
      Nadolol ..........................    Corgard Registration Mark
      Nitroglycerin Transdermal
      System (Patch) ...................    Transderm
                                            Nitro  Registration Mark
      Verapamil HCL ....................    Isoptin Registration Mark

Antianxiety
      Alprazolam  XanaxRegistration Mark
      Diazepam ........................     Valium Registration Mark
      Lorazepam .......................     Ativan Registration Mark
      Perphenazine &
      Amitriptyline HCL ...............     Triavil Registration Mark

Antibiotics
      Amoxicillin Trihydrate                Amoxil Registration Mark
      Ampicillin Trihydrate ..........      Polycillin Registration Mark
      Cefaclor .......................      Ceclor Registration Mark
      Cephalexin                            Keflex Registration Mark
      Doxycycline Hyclate ............      Vibramycin Registration Mark
      Doxycycline Hyclate ............      Vibra-tabs Registration Mark
      Erythromycin
      Ethylsuccinate .................      E.E.S. 400 Registration Mark
      Erythromycin ...................      Erythrocin Registration Mark
      Stearate .......................      Stearate
      Penicillin V Potassium                V-Cillin-K Registration Mark
      Tetracycline HCL ..............       Achromycin V Registration Mark
                                            Sumycin Registration Mark

Antidepressant
      Amitriptyline HCL ...............     Elavil Registration Mark
      Chlordiazepoxide &
      Amitriptyline HCL                     Limbitrol Registration Mark
      Doxepin HCL .....................     Sinequan Registration Mark
      Maprotiline HCL .................     Ludiomil Registration Mark
      Nortriptyline HCL ...............     Pamelor Registration Mark

Antidiabetic
      Chlorpropamide                        Diabinese Registration Mark
      Glipizide ......................      Glucotrol Registration Mark
      Tolazamide                            Tolinase Registration Mark
      Tolbutamide ....................      Orinase Registration Mark

Antidiarrheal
      Diphenoxylate HCL&
      Atropine Sulfate                      Lomotil Registration Mark
      Loperamide HCL                        Imodium Registration Mark

Antigout
      Allopurinol ....................      Zyloprim Registration Mark

Antihypertensive
      Amiloride HCL &
      Hydrochlorothiazide ...........       Moduretic Registration Mark
   *  Captopril                             Capoten Registration Mark
      Clonidine HCL .................       Catapres Registration Mark
      Clonidine HCL &
      Chlorthalidone                        Combipres Registration Mark
      Methyldopa                            Aldomet Registration Mark
      Methyldopa &
      Hydrochlorothiazide ...........       Aldoril Registration Mark
   *  Indapamide                            Lozol Registration Mark
      Metoprolol Tartrate ...........       Lopressor Registration Mark
      Prazosin HCL .................    .   Minipress Registration Mark
      Propranolol HCL ..............        Inderal Registration Mark
      Propranolol HCL &
      Hydrochlorothiazide ..........        Inderide Registration Mark

Antihypolipidemic
      Gemfibrozil ...................       LopidRegistration Mark

Anti-Inflammatory
      Fenoprofen Calcium                    Nalfon Registration Mark
      Flurbiprofen ......................   Ansaid Registration Mark
      Ibuprofen .........................   Motrin Registration Mark
      RufenRegistration Mark
      Meclofenamate Sodium ..............   Meclomen Registration Mark
      Naproxen ..........................   Naprosyn Registration Mark
      Naproxen Sodium ...................   Anaprox Registration Mark
      Piroxicam .........................   Feldene Registration Mark
      Sulindac ..........................   Clinoril Registration Mark
      Tolmetin Sodium ...................   Tolectin Registration Mark
      Tolmetin Sodium ...................   Tolectin Registration Mark 600

Antineoplastic
      Methotrexate ......................   Methotrexate Registration Mark
                                            Rheumatrex Registration Mark

Antipsychotic

      Fluphenazine HCL .................    Prolixin Registration Mark
      Haloperidol ......................    Haldol Registration Mark
      Thioridazine HCL .................    Mellaril Registration Mark
      Thiothixene ......................    Navane Registration Mark

Anxiolytic
      Clorazepate Dipotassium ..........    Tranxene Registration Mark

Beta Blocker
   *  Acebutolol                            Sectral Registration Mark
      Atenolol and
      Chlorthalidone ..................     Tenoretic Registration Mark
      Pindolol ........................     Visken Registration Mark
      Timolol Maleate .................     Blocadren Registration Mark

Bronchial Dilator
      Albuterol ......................      Proventil Registration Mark
                                            Ventolin Registration Mark

Calcium Channel
Blocker
      Diltiazem HCL .................       Cardizem Registration Mark
   *  Verapamil HCL ER                      Isoptin Registration Mark SR

Diuretics
      Bumetanide                            Bumex Registration Mark
      Chlorothiazide                        Diuril Registration Mark
      Chlorthalidone                        Hygroton Registration Mark
      Furosemide                            Lasix Registration Mark
      Methyclothiazide .........            Enduron Registration Mark
      Reserpine &
      Chlorothiazide ...............        Diupres Registration Mark
      Spironolactone                        Aldactone Registration Mark
      Spironolactone &
      Hydrochlorothiazide ..........        Aldactazide Registration Mark

Hypnotic Agent
      Flurazepam HCL                        Dalmane Registration Mark
      Temazepam ....................        Restoril Registration Mark

H2 Antagonist
      Cimetidine                            Tagamet Registration Mark

Muscle Relaxant
      Cyclobenzaprine HCL ..........        Flexeril Registration Mark

Uricosuric
      Probenecid                            Benemid  Registration Mark

   *        Indicates fiscal 1996 approval

(picture)
"Mylan selected Puerto Rico because of the good people we have down here.high-quality, well-trained, dedicated people who are proud of their work and their company." Carlos Machin - President and General Manager of Puerto Rico Operations

                  Facing the Challenge of Meeting Market Demand

                                   Mylan Inc.

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

                                 Mylan Inc. 23

     With its fully equipped facilities at Caguas and Cidra, Mylan has seized the initiative to push manufacturing technology to the limit, and create a new standard of excellence for quality and integrity in pharmaceutical production.

     At the Caguas plant, our state-of-the-art manufacturing facilities produce a wide range of Mylan generics, as well as Somerset's proprietary anti-Parkinson's drug EldeprylRegistration Mark. Over one billion tablets and capsules were produced in this facility during Fiscal 1996. Since it became operational in 1987, the Caguas facility has achieved an excellent record for both product approval and regulatory compliance. Recently the quality control lab was expanded which provides added analytical capacity.

     At  its  nearby  Cidra   facility,   Mylan  has  created  highly   advanced
capabilities for handling pharmaceutical products with special handling and manufacturing safety requirements. These capabilities permit Mylan to manufacture Cidra's principal product, Methotrexate. The unique demands of these


                                 Mylan Inc. 24
products - including expert application of specialized manufacturing equipment, strict adherence to rigid procedures, and constant use of sophisticated protective gear - create daily challenges which must be met and overcome.

     But Cidra's dedicated staff has proven equal to the task.

     With enormous energy and commitment, they are facing the immediate challenge of satisfying market demand for Mylan products today.and laying the foundation for Mylan's entry into significant new market segments tomorrow.

     Carlos Machin, President and General Manager of Mylan's Puerto Rico operations commented: "The philosophy of Mylan is quality and integrity.the entire Mylan family is built around this, and Puerto Rico is no exception. Our employees are extremely proud of the quality we turn out, of our relationship with the community and with Puerto Rico. We have been a landmark in Puerto Rico, not only for the level of production.but for quality and integrity. We are extremely proud to be part of the Mylan family."


(picture)
Visual inspection is part of Mylan's quality control excellence.


                                 Mylan Inc. 25

Mylan

Dow Hickam Pharmaceuticals Inc.

12 unique and innovative products to meet customers' needs


(picture)
"The health care industry is constantly evolving and with managed care emerging as the fastest growing segment of this industry, we are on the threshold of a very exciting era. With the combination of Hickam, Bertek and UDL into the Mylan family of companies, Mylan is uniquely positioned to provide quality products and services from one source and enables the Company to be a 'standout' in this industry." William W. Richardson - President, Dow Hickam Pharmaceuticals Inc.

     Dow Hickam Pharmaceuticals Inc. of Sugar Land, Texas was acquired by Mylan Laboratories Inc. in October 1991 and has become a vital part of a corporation well positioned to take advantage of the ever changing health care industry.

     Dow Hickam specializes in the manufacturing and marketing of wound and burn care pharmaceutical products and medical devices for use in hospitals, nursing homes, and home health care. However, Hickam is much more than a wound care company. They have built stronger alliances with their distributors and with key corporate health care providers and expanded their physician call base to include plastic surgeons and dermatologists as dermatology is a focused market in their future.

     During fiscal 1996 the Company added Flexdermtrademark, a hydrogel polymer wound dressing that provides a moist environment for wound healing. This new product complements Hickam's current line and meets its strategic focus of

                       Dow Hickam Pharmaceuticals Inc. 27
        acquiring unique and innovative products for the institutional marketplace.

     With a highly experienced sales force of approximately 80 people, Hickam has a strong presence in the institutional and alternate care marketplace which also enables them to reach the nation's 42 most populated states, covering 97% of the hospital and nursing home patients in the United States.

     The number of sales regions was increased from seven to nine to support the Company's expanding product line and growth into the managed care marketplace. The additional coverage gives Hickam the opportunity to grow the sales force when additional products are acquired or developed and has enabled Hickam field managers to form stronger relationships with corporate accounts, national and regional buying groups, and managed care companies.

     Hickam continues to grow within the managed care marketplace. The recent acquisition of UDL Laboratories Inc. now enables the Company to provide its managed


                       Dow Hickam Pharmaceuticals Inc. 28
care customers with specialty packaged generic products. The Hickam sales force continues to promote the "Mylan Managed Health Care Program" to its institutional pharmacy customers, as well as to all facets of the ever expanding managed care customer base.

     The Mylan family of companies is in a unique and quite envious position. Few companies have the strength of the Mylan and UDL line of quality generic products, coupled with the manpower of Hickam's national sales force and the Bertek line of pharmaceutical labels and forms.

     This union of Mylan, Hickam, Bertek and UDL is extremely effective in providing quality products and services from one source and truly makes Mylan a 'standout' in America's health care industry.



Dow Hickam Pharmaceuticals Inc. Product Line


Granulex Registration Mark
A topical aerosol spray used for management of Stage I-IV pressure ulcers.

Proderm Registration Mark
A non-prescription topical aerosol spray used for management of Stage I and II pressure ulcers.

QUICK  Registration Mark
A topical cleanser for urine or fecal incontinence.

SorbsanRegistration Mark
A highly absorbent calcium alginate wound dressing for use in the management of exuding wounds.

FlexzanRegistration Mark
An ultra-thin, highly conformable, semiocclusive polyurethane foam adhesive wound dressing.

Flexdermtrademark
A hydrogel polymer wound dressing that provides a moist environment for optimal wound healing.

SulfamylonRegistration MarkCream
A topical antibacterial cream used in the treatment of burn wounds.

BiobraneRegistration Mark
An adherent biosynthetic temporary wound dressing used in the management of burn wound and donor sites.

"Bertek's capabilities as a leading manufacturer in transdermal drug delivery systems technology as well as coating, laminating, extrusion and labeling operations make it a strategic fit into the Mylan family and enables Mylan to be in the forefront of the ever changing health care market." Joseph J.
Krivulka - President, Bertek, Inc.

Mylan

Bertek, Inc.

Mylan is Actively Involved in R&D Projects Using Bertek Technology

     Bertek, Incorporated, headquartered in St. Albans and Swanton Vermont, is a
leading   manufacturer  of  transdermal  drug  delivery  systems  with  coating, laminating, extrusion and labeling operations.

     Bertek was acquired by Mylan in February 1993 and the acquisition provided Mylan with five worldwide and seven domestic patents for transdermal drug delivery technology, wound care, and other related products to enhance the generic and branded divisions of Mylan. Bertek also provides Mylan with the third component of the "Mylan Managed Health Care Program," with their innovative specialty, and computer generated forms and labels.

     Bertek has unique state-of-the-art technologies for producing coatings, laminates and finished pharmaceutical products to be used for transdermal administration of drugs to patients. Patches produced with these technologies are also used in wound care therapy. Transdermal osmotic absorption has become a significant advance in drug delivery, and transdermal drug delivery systems increase patient compliance while reducing the risk of missed medication, and in many products


                             Bertek Incorporated 31
reduce side effects. Each day, new methods and applications for transdermal therapeutic systems evolve, and Bertek has helped pioneer that growth. By combining their extensive R & D and pharmacology capabilities with comprehensive GMP manufacturing, including clean room coating and laminating of the finished patch and all its components, Bertek is the complete source from the initial concept through final manufacturing.

     Bertek currently provides components using internally developed technology for transdermal patches marketed by other companies under contract. They are the world leaders in the manufacturing of soft laminated cards, with a client base including Blue Cross and Blue Shield and numerous staff model Health Maintenance Organizations. And in addition, they are the complete suppliers of the computer generated labels and package inserts used by Mylan's generic and proprietary pharmaceutical divisions.

     Mylan is actively involved in research and development projects using Bertek technology to provide new products for marketing by its subsidiaries including, but not limited to, developing generics in patch formulations, new chemical entities and line extensions of existing drugs.

     The teaming of Bertek and Mylan Pharmaceuticals to develop generics in patch formulations has to date, led to the filing of three ANDAs for Nitroglycerin Transdermal Systems with the FDA, and a commitment to file future ANDAs. Additionally, Bertek has two IND filings scheduled for Fiscal 1997.

     Bertek is collaborating exclusively with Somerset Pharmaceuticals in the development of an EldeprylRegistration Mark patch. Presently, a Phase III clinical trial using the EldeprylRegistration Mark patch is being conducted for Senile Dementia of the Alzheimer's type, with additional clinical trials planned for the future.

     The strategic fit of Bertek and Mylan will enable Mylan to be in the forefront of the ever changing health care market in 1996 and beyond.

                            Bertek, Incorporated 32

Bertek, Inc. Product Line

Transdermal Drug Delivery Systems

Bertek's Medical Products Division, a leader in Transdermal Drug Delivery Systems, represents a unique integration of R &D and the manufacturing know-how and full integration of production facilities to make raw materials and finished patches.

Wound Care Products

Bertek now stands as an established leader in the design, development and manufacture of both critical component materials and custom-designed products for use in wound management.

The MEDIFILMRegistration Mark SERIES of extruded, controlled high moisture vap or permeable films offers a complete range of design flexibility for use in wound and I.V. site dressings, ulcer dressings, burn dressings, surgical drape and ostomy barrier applications.

Health Care Products and Materials

Surgical Incise Drape

Prolonged surgical procedures require the use of securely adhered incise drape films with a high degree of breathability to eliminate the possibility of perspiration-induced channeling and contamination of the wound site.

Films &Laminates for Ostomy Care &Skin Barriers

Bertek has developed a family of soft, conformable urethane and copolyester skin barrier films specifically for ostomy care.

GMPand ISO 9002 Converting and Labeling

As a printer of pharmaceutical labels, Bertek has established full capabilitie s for designing labels from typesetting to finished artwork in-house in compliance with ISO 9002 certification for pharmaceutical labels and package inserts.

Mylan

UDL Laboratories Inc.

over 1 billion doses packaged per year

(picture)
Low-cost, alternative dosing forms are an invaluable care management tool for today's provider.and UDL is meeting that need with a full range of unit dose pharmaceutical products. Michael K. Reicher - President, UDL Laboratories Inc.

Thousands of health care providers around the nation already know UDL Laboratories is a leader in unit dose multi-source pharmaceuticals. They have come to expect certain things from us.like reliable supply, reasonable costs and dependable service as well as convenience and personal attention.

In virtually every health care delivery setting, providers are doing their best to maintain a delicate balance between quality of care and cost of delivery. At UDL , we believe that balance is the very definition of the word value, and helping deliver value to both providers and patients is our first responsibility.

 Clearly,  our  extensive  formulary  of  multi-source  options  is one  way UDL
delivers  value.   Another  way  is  the  large  network  of  group   purchasing
organizations with whom we have contract awards.

However, the cost of delivery is more than the cost of a drug. Professional time spent logging, tracking, and preparing medications is expensive. So is time spent on the floor or at the bedside rechecking and administering. And most costly of all is an error.any error.in delivering medication to the patient.

                            UDL Laboratories Inc. 35

     That's why UDL places such great emphasis on developing well-designed, time-saving, and convenient packaging for our products. We believe the extra effort adds value.by helping providers deliver drug therapy at low cost and with confidence.

     In our industry, service must be impeccably dependable.no excuses, no exceptions.

     UDL has developed one of the most dependable distribution systems in the industry utilizing the prime vendor drug wholesaler network.because reliable supply is so critical to providers. After all, even the best therapy is useless if it is not available when the patient needs it.

     UDL's aggressive R & D efforts are fueled by an increasing demand for new and easy-to-use drug therapies. Current developments include new ANDAs in progress as well as ongoing enhancements to our existing product mix. Committed to innovation, UDL continues to meet provider and patient demands with unique concentrations and delivery systems designed to meet the dispensing requirements.

     We take our commitment to research and development very seriously. In a single year, our analytical chemists perform many stability tests on potential new UDL products, including liquid-dose forms, and unit dose forms of oral solids. Our aggressive R & D program is responsible


                            UDL Laboratories Inc. 36
for a continually  expanding formulary.

     But the lab is not the only source of new ideas and products at UDL. We work closely with some of the most creative, demanding product analysts in the industrythe health care professionals who use our products.

     We have earned the reputation of being a highly-motivated, customer-oriented organization. We recruit knowledgeable professional and motivated staff, provide continuous training and skill-building opportunities and offer an environment that challenges people to deliver their best. At UDL, offering personal attention is simply standard operating procedure.


UDL Laboratories Inc. Product Line

Oral Solids:

UDL provides a reliable source for a broad range of generic pharmaceuticals. In fact, we offer more generic pharmaceuticals in unit-dose form than any other single source, over 375 in all.

Oral Liquids:

UDL manufactures its line of unit-dose liquids in a range of convenient dose sizes.from 2.5 ml to 30 ml. Our innovative liquid package is designed using the finest materials and advanced packaging technology, to produce a package that offers secure storage, easy handling and easy opening and administration.

Emergi-script:

Emergi-script   is  a  formulary  of  the  most   commonly   dispensed   generic
pharmaceuticals, pre-packaged for easy dispensing in convenient 24-hour supplies. The easy-to-handle dose packs are clearly labeled with the drug name and dosage and, as appropriate, include drug-specific warning labels and child-resistant packaging for non-penicillin products.

Bingo Card:

The 'Bingo Card' is compliance packaging for nursing homes. Each dose is individually identified with product name, lot number, expiration date and drug-specific bar code. There is an ample patient information area and drug-specific identification to help reduce medication errors.

(picture)
One of the most exciting chapters in the Mylan book has been the 50% ownership of Somerset Pharmaceuticals. Somerset owns the rights to EldeprylRegistration Mark, a drug used in the treatment of Parkinson's disease. Like Mylan, Somerset is dedicated to extensive research and development looking for ways to provide a better quality of life to victims of Parkinson's disease and other disease states. Dana G. Barnett - Chairman and CEO, Somerset Pharmaceuticals

Mylan

directing development efforts to extending product lines

Somerset Pharmaceuticals Inc.

     Mylan acquired 50% ownership of Somerset in June 1989. In the same month, Somerset secured FDA approval to market a new medication for the treatment of Parkinson's disease, called EldeprylRegistration Mark tablets (selegiline hydrochloride). Today, more than 7 5,000 patients receive EldeprylRegistration Mark. Subsequent to its 1989 launch, net profits from the sales of EldeprylRegistration Mark have increased each year.

     In late 1991, Somerset realigned its business goals and elected to significantly expand its research and development programs especially in the areas of neurologic and psychiatric treatment research programs. Significant increases in resources dedicated to these programs have occurred each year since 1992. In 1995, Somerset allocated resources equivalent to approximately 16% of net sales to fund these research efforts.


                        Somerset Pharmaceuticals Inc. 39

     Somerset is pursuing several additions to the EldeprylRegistration Mark marketplace. On May 15, 1996, FDA approved Somerset's NDA for a capsule formulation for EldeprylRegistration Mark. EldeprylRegistration Mark capsules have completely replaced EldeprylRegistration Mark tablets and Somerset will no longer manufacture or market the tablet formulation. Somerset is pursuing several line extensions to complement the sales of EldeprylRegistration Mark capsules.

     Somerset is conducting an extensive research program with a Selegiline Transdermal System (STS) for which it owns several U.S. and worldwide patents. Somerset has completed Phase I and II trials and pivotal cl inical trials are presently ongoing in Alzheimer's disease, Parkinson's disease andMajor Depression.

     As a part of its expanded research and development efforts, Somerset relocated to Tampa, Florida in 1992. The Company purchased a 24,000 square foot building which soon became "home" to a state-of-the-art research and development laboratory equipped with the latest analytical equipment and high-tech processing equipment. Additional development capabilities in Somerset's laboratory include the design, formulation,

Somerset Pharmaceuticals Inc. 40
and production of pilot quantities of liquids, tablets, capsules, ointments and creams.

     Somerset's marketing efforts have also intensified over the last several years. Somerset is committed to providing both pharmacological agents for the treatment of Parkinson's disease and other neurologic disease states and also to educating physicians, pharmacists and patients on the safest and most effective use of these medications. As part of a comprehensive patient education program, Somerset launched two innovative programs this past year to accomplish these goals. Also, in January of 1996, Somerset signed a new marketing agreement with CoCensys, Inc. to co-promote and market EldeprylRegistration Mark in the United States. The experienced CoCensys sales force made them the logical choice to help Somerset grow the EldeprylRegistration Mark market. Somerset and their previous co-marketing partner, Sandoz, mutually agreed to discontinue their co-marketing agreement in March 1996.

     Success with the above marketing and research and development efforts will allow Somerset to continue to contribute to Mylan's future.



(picture)
Somerset Pharmaceuticals, Tampa, Florida

                       Somerset Pharmaceuticals, Inc. 41

    Financial Highlights

    MYLAN LABORATORIES INC.

    MYLAN LABORATORIES INC.


March 31                                   1996                     1995
                                       ------------              ------------

Net sales ...............              $392,860,000              $396,120,000

Net earnings ............              $102,325,000              $120,869,000

Earnings per share ....                $        .86              $       1.02

Working capital ........               $330,733,000              $275,032,000

Current ratio                              7.8 to 1                  5.9 to 1

Total assets ..........                $692,009,000              $546,201,000

Shareholders' equity ..                $616,441,000              $482,728,000

Book value per share ..                $       5.16              $       4.06

    Financial Highlights

    MYLAN LABORATORIES INC.

       Net Earnings    Shareholders' Equity         Net Sales
       (in millions)       (in Millions)          (in Millions)
FY
- - -----    --------      --------------------       --------------
92         40.1                203.5                  131.9
93         70.6                296.0                  212.0
94         73.1                380.0                  251.8
95        120.9                482.7                  396.1
96        102.3                616.4                  392.9


Selected Financial Data

MYLAN LABORATORIES INC.

Year ended March 31 ......     1996       1995       1994          1993      1992       1991         1990

Net sales ................   $392,860   $396,120   $251,773   $ 211,964   $ 131,936   $ 104,524   $ 107,435

Net earnings .............   $102,325   $120,869   $ 73,067   $  70,621   $  40,114   $  32,952   $  26,573

Earnings per share .......   $    .86   $   1.02   $    .62   $     .61   $     .35         .29   $     .23

Shares used in computation    119,530    118,963    118,423     115,651     114,726     114,552     114,339

At year end
Working capital ..........   $330,733   $275,032   $191,647   $ 154,000   $ 102,105   $  81,571   $  65,393

Total assets .............   $692,009   $546,201   $403,325   $ 351,105   $ 226,720   $ 186,955   $ 156,911

Long-term obligations ....   $ 18,002   $  7,122   $  4,609   $   5,125   $   3,600   $   3,398   $   2,705

Shareholders' equity .....   $616,441   $482,728   $379,969   $ 295,972   $ 203,452   $ 167,531   $ 141,262

Book value per share .....   $   5.16   $   4.06   $   3.21   $   2.56    $    1.77   $    1.46   $    1.24
- - -------------------------------------------------------------------------------------------------------------
Numbers in thousands except per share amounts.


     From June of 1985 through June of 1990 the Company paid a semi-annual cash dividend of $.033 per share per year. From June of 1990 through July of 1992 the Company had a quarterly dividend program totaling $.067 per share per year. From October of 1992 to July of 1993 the Company had a quarterly dividend program totaling $.08 per share per year. From October of 1993 to July of 1994 the Company had a quarterly dividend program totaling $.107 per share per year. From October of 1994 to July of 1995 the Company had a quarterly dividend program totaling $.133 per share per year. Since October of 1995 the Company had a quarterly dividend program totaling $.16 per share per year. In addition, the Company paid a special one-time dividend of $.067 per share on January 13, 1995.

     The above nancial data gives retroactive effect to the October 30, 1991 business combination of Mylan Laboratories Inc. and Dow Hickam Pharmaceuticals Inc., the two-for-one stock split effective August 1, 1992 and the three-for-two stock split effective August 15, 1995.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Position

    MYLAN LABORATORIES INC.

Overview

     After six years of record breaking net sales and net earnings, culminating with the extraordinary results of fiscal 1995, fiscal 1996 was destined to be a year of challenge. The highly competitive nature of the generic pharmaceutical industry took its toll via significant pricing pressure which masked a 17% increase in generic unit volume realized during the year. Additionally, the regulatory environment which helped to provide eleven new products in fiscal 1995 and eight in fiscal 1994 provided only four new product approvals during fiscal 1996, two of which were received in the final weeks of the fiscal year thus having a nominal impact on the results of operations.

     The Company  took steps early  during  fiscal 1996 to control  spending and focus resources to specific targeted areas. As a result, Selling and Administrative expenses decreased by 3% from the prior year levels and Research and Development expenses increased by 27%. In light of all of these factors the Company is very proud to have once again posted net earnings in excess of $100,000,000.

     The Company's history of success has given it a firm hold as a leader in the generic industry. To protect its leadership role in this constantly evolving industry the Company, during fiscal 1996, acquired UDL Laboratories, (UDL) the premier supplier of unit dose generic pharmaceuticals to the institutional and long-term care markets. While this transaction was consummated in late February and accordingly had a minimal effect on current year earnings, it enables the Company to better position itself in the retail, institutional and managed care markets. Despite the amortization expense which will result from this transaction, the Company believes that the acquisition of UDL will enhance net earnings in fiscal 1997.

     With total assets approaching $700 million and net worth of $616 million the Company is financially capable of maintaining its leadership role in the generic industry while at the same time exploring exciting long-term growth opportunities for the Company and its shareholders. These opportunities exist in the form of ongoing research and development projects relating to new drug delivery systems and the development of products which satisfy unmet needs in the medical community.

     Internally the Company has continued to expand its research and development capabilities through the construction of a 150,000 square foot state-of-the-art research facility scheduled for completion in the late summer of 1996. This facility will provide the resources necessary to carry ou t the Company's aggressive generic product development program and to accelera te efforts on sustained release technology and innovator compounds.

     In addition to its internal efforts the Company continues to look externally for innovative products and technologies representing long-term growth opportunities. During fiscal 1996 these efforts included the signing of several licensing agreements and an equity investment and funding agreement with VivoRx, a California based research company involved in cell implant technology for the management of diabetes.

     Despite the competitive pressures inherent in the generic pharmaceutical industry, the Company remains fully committed to maintaining its leadership role in that industry by providing quality products and exemplary service to its customers. In addition, the Company believes that shareholder value can be maximized by continuing the Company's effort to become a fully integrated pharmaceutical company capable of satisfying unmet needs in the medical community. The Company stands equally committed to that end.

Results of Operations

Net Sales and Gross Margins

The following table outlines net sales, gross margins and the corresponding change from the previous year: (dollars in millions)

Year ended                  Net Sales          Gross Margin     Gross Margin as
March 31,                DollarsChange      Dollars   Change     % of Net Sales
- - ----------               --------------     --------  ------     --------------
1996                     $ 392.9    -1%      $ 195.2   -14%             50%
1995                       396.1    57%        226.5    80%             57%
1994                       251.8    19%        126.1     3%             50%


     The changes in net sales, gross margins and gross margin as a percent of net sales are indicative of the highly competitive nature of the generic pharmaceutical industry and the Company's history of obtaining new product approvals. Generic products generally yield higher gross margins as a percent of sales in the short-term period after introduction, and are subject to, sometimes severe, price deterioration as other competitors enter the market.

     With respect to the Company's generic product line, the Company added four products in fiscal 1993 which accounted for $50.8 million in net sales in fiscal 1993, eight products in fiscal 1994 which accounted for $25.8 million in net sales in fiscal 1994, eleven products in fiscal 1995 which accounted for $151.5 million in net sales in fiscal 1995 and four products in fiscal 1996 which accounted for $10.3 million in net sales in fiscal 1996. Two of the four products added in fiscal 1996 were approved in the last weeks of the fiscal year and accordingly had very little effect on net sales or gross margins for the year. Other variables including total market size and number of competitors affect the net sales and gross margins for new product approvals.

     Total unit volume of generic product shipments increased by 17% in fiscal 1996, 19% in fiscal 1995 and 24% in fiscal 1994 over the respective previous years. The remainder of the change in net sales is primarily due to price variations and to a lesser degree product mix. In addition to new generic products the changes in net sales and gross margins from 1993 to 1994 were affected by sales from Bertek (acquired in February 1993) which generally provide lower gross margin rates than the remainder of the Company's product lines.

     On February 28, 1996 the Company acquired UDL Laboratories, which provides specially packaged generic pharmaceutical products to institutional and long-term care markets. Net sales by UDL are reflected in the fiscal 1996 amounts only for the one month period subsequent to the acquisition and were not significant to the Company's total net sales. UDLpurchases a majority of its product from other pharmaceutical manufacturers, including the Company. Accordingly gross margin as a percent of net sales for its products are generally lower than that recognized by the manufacturer.

     Due to the competitive nature of the generic pharmaceutical industry, net sales and gross margin percentages recognized in prior years are not necessarily indicative of the results to be expected in future periods.

Research and Development

     Research and Development expenses were $38,913,000 in fiscal 1996 representing a 27% increase over the prior year's $30,533,000. Fiscal 1994 expenditures amounted to $21,648,000. These amounts represent 10% of the corresponding net sales in fiscal 1996, 8% in fiscal 1995 and 9% in fiscal 1994. Expenditures relating to transdermal delivery system technology were $6,400,000, $5,600,000 and $5,200,000, respectively, for each of the last three years. Expenditures relating to innovative compounds were approximately $14,500,000, $8,600,000 and $3,500,000, respectively. The remainder of research and development expenditures in each of the three years represent costs associated with generic related projects.

Selling and Administrative

     Selling and administrative expenses were $56,073,000 in fiscal 1996, $58,035,000 in fiscal 1995 and $49,173,000 in fiscal 1994 which represent 14%,
15% and 20% of corresponding net sales. In 1994, $3,229,000 of expense was recognized resulting from the death of Mr. McKnight, the former Chairman and Chief Executive Officer of the Company. Other changes from 1994 to 1995 and from 1995 to 1996 are attributable in large part to compensation and related expenses, selling and marketing expenses associated with new products including sales commissions, and legal and professional fees associated with various court actions to which the Company has been involved.

     In connection with the acquisition of UDL the Company will recognize in future years amortization of goodwill and other intangible assets. Most of this amortization expense, which will amount to approximately $3,000,000 in fiscal 1997, will be charged to selling and administrative expenses. Additionally, the nature of UDL's business normally results in higher selling and promotion expenses as a percentage of net sales than the Company has historically recorded.

Equity in Earnings of Somerset

Somerset's contribution to the Company's pretax earnings (in thousands) and net earnings per share are as follows:

                     1996                   1995                 1994
             ------------------  ------------------    -------------------
                           Net               Net                    Net
Quarter      Pre tax    Earnings   Pretax  Earnings     Pretax    Earnings
Ended        Earnings  Per Share  Earnings Per Share   Earnings  Per Share
- - --------     --------  --------  --------  ---------   --------  ---------
6/30         $  5,571   $ .04   $  5,348  $ .04       $  5,682    $ .04
9/30            6,138     .05      6,141    .05          5,727      .05
12/31           7,905     .06      8,330    .06          6,841      .05
3/31            5,354     .04      5,587    .04          5,346      .04
Fiscal Year  $ 24,968   $ .19   $ 25,406  $ .19       $ 23,596    $ .18

     Under the Orphan Drug Act, Somerset has exclusivity relating to marketing the chemical compound EldeprylRegistration Mark for use as a treatment for late stage Parkinson's disease through June of 1996. While Somerset is actively addressing strategies to protect its revenue and earnings which result solely from the sale of this product, the Company anticipates generic competition at some time during fiscal 1997. Somerset's contribution to the Company's net earnings will be adversely affected upon generic competition on EldeprylRegistration Mark.

Other Income

     Other income, derived principally from investment earnings was $16,612,000 in fiscal 1996, $7,958,000 in fiscal 1995 and $8,148,000 in fiscal 1994. The
1994 amount includes $3,375,000 resulting from legal settlements. Other changes are indicative of market fluctuations affecting the yields on investments and changes in assets available for investments.

Income Taxes

     The effective tax rates for 1996, 1995 and 1994 were 27.8%, 29.5% and 16.1% respectively. The 1994 effective tax rate was reduced by 5% as a result of recording the cumulative effects of changes in financial reporting requirements and changes in the Federal tax code.

     The Company recognized tax credits which reduced the effective tax rates by approximately 6% in 1996, 5% in 1995 and 8% in 1994. The tax credits result principally from operations in Puerto Rico and also from credits for increasing research and development activities. Changes in the Federal tax code enacted in 1993 reduced tax credits otherwise available for operating in Puerto Rico by 40% in fiscal 1995 and 45% in fiscal 1996 with additional 5% reductions to occur in each of the next three fiscal years.

     In addition, recent tax rulings may reduce the amount of tax credits otherwise available to the Company for increasing research and development activities. In those tax rulings and in an ongoing audit of the Company's tax returns for the fiscal years 1992 through 1995, the Internal Revenue Service has taken the position that expenditures for research activities relating to the development of generic pharmaceutical products, do not qualify for inclusion in determining the credit for increased research and experimental activities. The Company intends to vigorously defend its position for inclusion. Final resolution of this matter and other matters being addressed in relation to the audit of the Company's tax returns may result in an increase in the effective tax rate in future years.

Liquidity and Capital Resources

     The Company's balance sheet remains strong with total assets increasing by 27% to $692,009,000 as of March 31, 1996. Working capital of $330,733,000 at
March 31, 1996 represents a 20% increase over the balance a year ago. The ratio of current assets to current liabilities was 7.8 to 1 at March 31, 1996 versus
5.9 to 1 on March 31, 1995. The balance sheet improvements are indicative of continued strong operations and the acquisition of UDLby the issuance of common stock.

     Net cash provided by operating activities was $75,570,000 in fiscal 19 96, down sharply from the fiscal 1995 amount of $136,531,000. The decrease resulted principally from higher tax payments in fiscal 1996, $50,665,000 versus
$35,822,000 in fiscal 1995, and from increase d operating expenses without a corresponding increase in net sales due to price deterioration. The sharp increase in operating cash flows from $35,633,000 in 1994 to $136,531,000 in 1995 was indicative of sales growth in excess of the increase in operating expenses resulting from the successful introduction of eleven new products during fiscal 1995.

     The Company's cash investment in property, plant and equipment was $31,419,000 in fiscal 1996, $17,485,000 in 1995 and $20,164,000 in 1994. Major
investments included expansion and relocation of the Company's Greensboro distribution center, expansion and renovation of the facilities in Puerto Rico and Vermont, acquisition and replacement of aircraft previously leased by the Company and ongoing construction including a 150,000 square foot research facility and a 27,000 square foot sustained release manufacturin g facility. All of these capital expenditures were made with the general funds of the Company without incurring bank financing.

     Changes in the balances of marketable securities relate principally to the timing of maturities. Cash used to increase intangible and other assets includes payments to entities with which the Company is jointly developing new products.

     Payments on long-term obligations in fiscal 1996 relate to obligations assumed in connection with the acquisition of UDL. In 1994 these payments represented a final settlement with the Estate of Roy McKnight in connection with Mr. McKnight's salary continuation agreement.

     The Company paid cash dividends of $.15 per share in 1996 totalling $17,502,000, $.19 per share in fiscal 1995 totaling $22,208,000 including a special one time dividend of $.07 per share, and $.09 per share in fiscal 1994 totaling $11,026,000.

    Consolidated Balance Sheets

    MYLAN LABORATORIES INC.

              March 31
                                            1996          1995
                                        ------------    -----------
Assets
Current assets                          $176,980,000  $127,280,000
Cash and cash equivalents
Marketable securities                     12,460,000    52,575,000
Accounts receivable                       71,997,000    58,343,000
Inventories                              100,616,000    78,205,000
Deferred income tax benefit               11,560,000    10,545,000
Other current assets                       5,715,000     4,435,000
                                         -----------   -----------
Total current assets                     379,328,000   331,383,000

Property, plant and equipment -
   net of accumulated depreciation       121,793,000    92,299,000
Deferred income tax benefit, non-current      -          1,043,000
Marketable securities, non-current        20,803,000    21,958,000
Intangible assets - net of
   accumulated amortization               74,601,000    28,518,000
Other assets                              69,147,000    48,945,000
Investment in and advances to Somerset    26,337,000    22,055,000
                                        ------------  ------------
Total assets                            $692,009,000  $546,201,000


See notes to consolidated financial statements

Consolidated Balance Sheets

MYLAN LABORATORIES INC.

March 31
                                                  1996          1995
Liabilities and shareholders' equity
Current liabilities
Trade accounts payable                        $ 14,039,000   $ 10,466,000
Current portion of long-term debt                1,400,000         -
Income taxes payable                            10,096,000     24,019,000
Other current liabilities                       18,185,000     17,890,000
Cash dividend payable                            4,875,000      3,976,000
                                              -------------  -------------
Total current liabilities                       48,595,000     56,351,000

Long-term obligations                           18,002,000      7,122,000
Deferred income tax liability                    8,971,000         -

Shareholders' equity
Preferred stock, par value $.50 per share,
authorized 5,000,000 shares,
issued and outstanding none                          -             -

Common stock, par value $.50 per share,  authorized  300,000,000 shares,  issued
  122,524,789 at March 31, 1996 and
  79,972,248 at March 31, 1995                  61,262,000     39,986,000
Additional paid-in capital                      85,996,000     57,577,000
Retained earnings                              470,136,000    386,212,000
Unrealized gain on investments                   1,575,000      1,374,000
                                              ------------   -------------
                                               618,969,000    485,149,000

Less treasury stock at cost 694,950 shares at
  March 31, 1996 and 476,523
  shares at March 31, 1995                       2,528,000      2,421,000
Net Worth                                      616,441,000    482,728,000
                                             -------------  -------------
Total liabilities and shareholders' equity   $ 692,009,000  $ 546,201,000

    Consolidated Statements of Earnings

    MYLAN LABORATORIES INC.

Year ended March 31                  1996         1995         1994
                                ------------   ------------  ------------
Net sales                       $392,860,000   $396,120,000  $251,773,000

Cost and expenses
Cost of sales                    197,697,000    169,590,000   125,631,000
Research and development          38,913,000     30,533,000    21,648,000
Selling and administrative        56,073,000     58,035,000    49,173,000
                                 -----------    -----------   -----------
                                 292,683,000    258,158,000   196,452,000

Equity in earnings                24,968,000     25,406,000    23,596,000
Other income                      16,612,000      7,958,000     8,148,000
Earnings before income taxes     141,757,000    171,326,000    87,065,000
Income taxes                      39,432,000     50,457,000    13,998,000
Net earnings                    $102,325,000   $120,869,000  $ 73,067,000

Earnings per share              $        .86   $       1.02  $        .62
                                ------------   ------------  ------------
Weighted average                 119,530,000    118,963,000   118,423,000

See notes to consolidated financial statements .



    Consolidated Statements of Shareholders' Equity

    MYLAN LABORATORIES INC.

                                               Common Stock     Common Stock       Additional       Retained     Unrealized Gain
                                                     Shares           Amount     Paid-In Capital    Earnings     on Investments
                                               ------------     ------------     ---------------    --------     ---------------

March 31, 1993                                  78,615,453      $ 39,309,000      $ 29,866,000    $227,139,000   $      -
Stock options exercised                            347,747           173,000         4,447,000          -               -
Cash dividend $.10 per share                         -                -                 -          (11,849,000)         -
Bertek acquisit                                    734,095           367,000        19,959,000          -               -
Net earnings                                         -                -                 -           73,067,000          -
- - ----------------------------------------------------------------------------------------------------------------------------------
March 31, 1994                                  79,697,295      $ 39,849,000      $ 54,272,000    $288,357,000   $      -
Stock options exercised                            274,953           137,000         3,305,000          -               -
Cash dividend $.19 per share                         -                -                 -          (23,014,000)         -
Net earnings                                         -                -                 -          120,869,000
Change in unrealized gain on investments             -                -                 -               -            1,374,000
- - ----------------------------------------------------------------------------------------------------------------------------------
March 31, 1995                                  79,972,248      $ 39,986,000      $ 57,577,000    $386,212,000   $   1,374,000
Stock options exercised                            206,708           104,000         3,013,000          -               -
Cash dividend $.15 per share                         -                -                 -          (18,401,000)         -
Net earnings                                         -                -                 -          102,325,000          -
Stock split (3 for 2)                           40,008,219        20,004,000       (20,010,000)         -               -
UDL acquisition                                  2,337,614         1,168,000        45,326,000          -               -
Change in unrealized gain on investments             -                -                 -               -              201,000
- - ----------------------------------------------------------------------------------------------------------------------------------
March 31, 1996                                 122,524,789      $ 61,262,000      $ 85,996,000    $470,136,000   $   1,575,000
- - ----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated nancial statements.

                                       53


Consolidated Statements of Cash Flows

MYLAN LABORATORIES INC.

Year Ended March 31                                                1996                      1995                1994
                                                            ---------------             -------------      --------------
Cash Flows From Operating Activities

Net Earnings                                                 $ 102,325,000               $120,869,000      $  73,067,000
 Adjustments To Reconcile Net Earnings
  To Net Cash Provided From Operating Activities:
    Depreciation And Amortization                               13,450,000                 12,700,000         11,154,000
    Deferred Income Tax Benefit                                  1,236,000                (10,427,000)          (656,000)
    Equity In Earnings Of Somerset                             (24,968,000)               (25,406,000)       (23,596,000)
    Cash Received From Somerset                                 20,686,000                 21,114,000         20,676,000
    Allowances On Accounts Receivable                           (4,141,000)                11,327,000            451,000
    Other Noncash Expenses                                         516,000                  1,925,000          3,741,000
    Changes In Operating Assets And Liabilities:
          Accounts Receivable                                   (4,013,000)               (14,240,000)       (23,485,000)
          Inventories                                          (11,148,000)               (19,590,000)       (12,002,000)
          Trade Accounts Payable                                (2,463,000)                 3,410,000            207,000
          Income Taxes Payable                                 (12,468,000)                25,060,000        (11,111,000)
          Other Operating Assets And Liabilities                (3,442,000)                 9,789,000         (2,813,000)
- - -----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided From Operating Activities                     75,570,000                136,531,000         35,633,000

Cash Flows From Investing Activities
    Additions To Property, Plant And Equipment                 (31,419,000)               (17,485,000)       (20,164,000)
    Increase In Intangible And Other Assets                    (16,970,000)                (8,238,000)       (15,147,000)
    Purchase Of Investment Securities                          (27,169,000)               (58,491,000)       (12,925,000)
    Proceeds From Investment Securities                         68,753,000                 25,482,000          4,800,000
    Acquisitions Net Of Cash Acquired                             (520,000)                (6,432,000)             -
- - ----------------------------------------------------------------------------------------------------------------------------
Net Cash Used In Investing Activities                           (7,325,000)               (65,164,000)       (43,436,000)

See Notes To Consolidated Nancial Statements


    Consolidated Statements of Cash Flows

    MYLAN LABORATORIES INC.

Year ended March 31                                            1996             1995             1994
                                                         --------------    --------------   --------------
Cash flows from financing activities
    Payments on long-term obligations                    $  (2,879,000)    $    (451,000)   $  (4,320,000)
    Cash dividend paid                                     (17,502,000)      (22,208,000)     (11,026,000)
    Payments on acquisition obligation                          -                 -              (977,000)
    Proceeds from exercise of stock options                  1,836,000         3,046,000        1,406,000
- - --------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                      (18,545,000)      (19,613,000)     (14,917,000)

Net increase (decrease) in cash and cash equivalents        49,700,000        51,754,000      (22,720,000)
Cash and cash equivalents-beginning of year                127,280,000        75,526,000       98,246,000
 -------------------------------------------------------------------------------------------------------------
Cash and cash equivalents-end of year                    $ 176,980,000     $ 127,280,000    $  75,526,000



     For purposes of presentation in the statements of cash flows, cash, overnight deposits and money market funds and marketable securities with original maturities of less than three months have been classified as cash and cash equivalents. The carrying value of these items approximates fair value.

     Cash payments for interest were $22,000 in 1996, $25,000 in 1995 and $30,000 in 1994. Cash payments for income taxes were $50,665,000 in 1996, $35,822,000 in 1995 and $27,055,000 in 1994.

     During fiscal 1996 the Company acquired all of the outstanding stock of UDL (see note B). The purchase price of approximately $47,500,000 was satisfied through the issuance of the Company's common stock.

     Certain stock option transactions result in a reduction of income taxes payable and a corresponding increase in additional paid-in capital. The amounts for the years ended March 31, 1996, 1995 and 1994 were $1,155,000, $396,000 and
$1,040,000 respectively.

     During fiscal 1996 the Company declared a 3 for 2 stock split effected in the form of a stock dividend (see note M).

     In consideration for the exercise of stock options the Company received and recorded into treasury stock 10,166 shares valued at $209,000 in fiscal 1996, 659 shares valued at $14,000 in fiscal 1995 and 75,658 shares valued at $2,174,000 in fiscal 1994.

    Notes to Consolidated Financial Statements

    MYLAN LABORATORIES INC.

A

Summary of Significant Accounting Policies

1. Nature of Operations and Principles of Consolidation

     The consolidated financial statements include the accounts of Mylan Laboratories Inc. ("the Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in the development, manufacture and distribution of pharmaceutical products for resale by others. The principal markets for these products are proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers and public and governmenta l agencies.

2. Marketable Securities

     Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." Under this Statement, the Company's investments classified as "available for sale" are recorded at current market value with offsetting adjustments to shareholders' equity, net of income taxes. The adoption of SFAS No. 115 did not have a material impact on the financial position of the Company.

3. Accounts Receivable and Revenue Recognition

     The Company recognizes revenue from product sales upon shipment to customers. Provisions for discounts, rebates, returns and other adjustments are provided for in the same period as the related sales are recorded. Accounts receivable are presented net of such provisions which amounted to $12,559,000 at March 31, 1996 and $14,777,000 at March 31, 1995.

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

7. Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Deferred income taxes reflect the tax consequences on future years of events that have already been recognized by the Company in the financial statements or tax returns.

8. Earnings per Share

     Earnings per share of common stock are based on the weighted average number of shares outstanding during each year. The effect on earnings per share resulting from the assumed exercise of outstanding stock options is not material.

9. Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard is effective for fiscal years beginning after December 15, 1995. Management believes the application of this new accounting standard will not have a material impact on the Company's consolidated financial statements.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." This standard is effective for fiscal years beginning after December 15, 1995. Pursuant to the new standard, the Company is not required to adopt such standard and may continue to account for these transactions under its current method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company anticipates that it will disclose the impact of stock-based compensation in its footnotes and will not include such impact on its recorded earnings.

10. Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period.

11. Reclassification

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

Business Combinations

UDL Laboratories, Inc.

     On February 28, 1996 a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of UDLLaboratories, Inc. ("UDL"). UDL is the premier supplier of unit dose generic pharmaceuticals to the institutional and long-term care markets. UDL has its corporate headquarters in Rockford, Illinois and maintains manufacturing, research and development and distribution facilities in Rockford as well as Largo, Florida.

     The business combination has been accounted for under the purchase method of accounting. Payment of approximately $47,500,000 was made through the issuance of 2,337,614 shares of newly registered common stock of the Company. Goodwill of approximately $29,038,000 resulting from the acquisition is being amortized on a straight-line basis over a 20 year period.

     The  results  of UDL's  operations  have  been  included  in the  Company's
Consolidated Statement of Earnings from the date of acquisition. Unaudited proforma information assuming the acquisition had occurred on April 1, 1994 is as follows: (in thousands except per share data)

Year ended March 31,                   1996                 1995
                                      --------            --------
Net sales                             $441,637            $437,383
Net earnings                            99,330             115,685
Earnings per share                         .82                 .95

American Triumvirate Insurance Company

     On December 21, 1994 the Company acquired the 50% interest it did not previously own in American Triumvirate Insurance Company ("ATIC") located in Burlington, Vermont. The business combination has been accounted for under the purchase method of accounting. The Company paid $8,166,000 which equaled 50% of net book value of ATIC as of December 31, 1994.

Inventories

Inventories consist of the following components: (in thousands)

March 31,                                1996                1995
                                      --------             --------
Raw materials                          $42,983             $29,795
Work in process                         19,804              17,539
Finished goods                          37,829              30,871
                                      --------             --------
                                      $100,616             $78,205

Property, Plant and Equipment

Property, plant and equipment consists of the following components:
(in thousands)

March 31,                                     1996                1995
                                           --------             --------
Land and land improvements                   $6,734              $5,767
Buildings and improvements                   51,390              48,674
Machinery and equipment                      95,112              69,626
Construction in progress                     20,209               8,532
                                            173,445             132,599
Less accumulated depreciation                51,652              40,300
                                           --------             --------
                                           $121,793             $92,299

Investment in and Advances to Somerset

     The Company owns 50% of all the outstanding common stock of Somerset Pharmaceuticals Inc. (Somerset) and uses the equity method of accounting for its investment.

     Equity in Earnings of Somerset includes the Company's 50% portion of Somerset's net earnings through March 31, and expense for amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are amortized over a 15 year period. Amortization expense amounted to $924,000 in 1996, 1995, and 1994. Additionally, the Company's charges to Somerset for management services and product development activities are included in Equity in Earnings of Somerset. These charges have been recorded by Somerset as a reduction of its net earnings.

        Condensed audited balance sheet information of Somerset is as follows: (in thousands)

December 31,                             1995            1994        1993
                                     ---------       ---------   ---------
Current assets                       $  43,993       $  48,770   $  35,248
Non-current assets                       7,127           6,380       6,165
Current liabilities                     17,057          29,211      23,417
Payable to owners                        2,075           2,318       2,063
Other liabilities                           63             292         458

Condensed audited income statement
information of Somerset is as
follows: (in thousands)

Year ended December 31,                  1995            1994        1993
                                    ----------       ---------   ---------
Net sales                           $  107,365       $ 124,566   $  58,825
Costs and expenses                      42,812          59,557      55,825
Income taxes                            20,200          20,900      21,408
Net earnings                        $   44,353       $  44,109   $  41,765

     The above information represents 100% of Somerset's operations of which the Company has a 50% interest.

     Under the Orphan Drug Act, Somerset has exclusivity relating to marketing the chemical compound EldeprylRegistration Mark for use as a treatment for late stage Parkinson's disease through June of 1996.

Marketable Securities

     Effective April 1, 1994 the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This Standard changes the manner in which certain investments are valued and affects the way in which unrealized gains and losses are recognized for financial reporting purposes. The Company has classified its portfolio of marketable securities as "available for sale." Such securities are recorded at market value with unrealized gains and losses being recognized as a separate component of shareholders' equity, net of income taxes.

        The amortized cost and estimated market values at March 31, 1996 and 1995 are as follows: (in thousands)

                                  Gross      Gross
                                 Amortized Unrealized      Unrealized   Market
March 31, 1996                     Cost      Gains           Losses      Value
                                 --------- ----------     ----------    --------
Debt securities:
    U.S. Government obligations  $  6,008  $  330        $    81        $  6,257
    Municipal obligations          18,764     172             42          18,894
    Corporate bonds                 1,461      41             15           1,487
    Certificates of deposit           300      -              -              300
Total debt securities              26,533     543             138         26,938
Equity securities                   4,312   2,237             224          6,325
Total securities                 $ 30,845  $2,780        $    362       $ 33,263



                                  Gross      Gross
                                 Amortized Unrealized      Unrealized   Market
March 31, 1995                     Cost      Gains           Losses      Value
                                 --------- ----------     ----------    --------
Debt securities:
    U.S. Government obligations  $ 17,083  $  262        $     22      $  17,323
    Municipal obligations          33,047      95              10         33,132
    Corporate bonds                 3,090      69              75          3,084
    Certificates of deposit        15,804      -               -          15,804
Total debt securities              69,024     426             107         69,343
Equity securities                   3,400   1,868              78          5,190
Total securities                 $ 72,424  $2,294        $    185      $  74,533

Maturities of debt  securities at market value at March 31, 1996 are as follows:
(in thousands) Mature in one year or less $ 6,135 Mature after one year through five years 10,213 Mature after five years 10,590
    Total                                                         $ 26,938

     Proceeds from sales of marketable securities were $27,667,000 and $5,068,000 during 1996 and 1995. Gross gains of $617,000 and $14,000 and gross losses of $39,000 and $142,000 were realized on those sales during 1996 and 1995. The cost of investments sold is determined by the specific identification method.

Intangible Assets

     Intangible assets are stated net of accumulated amortization of $17,441,000 and $13,874,000 at March 31, 1996 and 1995 respectively. Amortization is provided for on a straight-line basis over periods ranging from 10 to 17 years for patents and technology, 20 years for goodwill and 2 to 20 years for other intangible assets.

     Values assigned to patents and technology and goodwill were $20,550,00 0 and $31,218,000 at March 31, 1996 and $20,945,000 and $2,441,000 at March 31,
1995 respectively. The remaining amounts consist principally of values assigned to customer lists, licenses and agreements.


Other Assets

Other assets consist of the following components: (in thousands)

March 31,                                       1996              1995
                                            ---------          ---------

Pooled asset funds                          $  7,611           $ 14,587
Cash surrender value                          19,477             16,377
Other investments                             32,059             17,981
                                            ---------          ---------
                                            $ 69,147           $ 48,945

     Pooled asset funds include the Company's interest in various limited partnership funds which consist of common and preferred stocks, bonds, and money market funds. Earnings on these investments included under the caption "Other Income" amounted to $3,888,000 in 1996, $829,000 in 1995 and $402,000 in 1994.
At March 31, 1996 and 1995 the carrying amounts of these investments approximated fair value.

     Cash Surrender Value represents insurance policies on certain officers and key employees and the value of a split dollar life insurance arrangement with the estate of the former Chairman and Chief Executive Officer of the Company.

     Other investments are comprised principally of investments in non-publicly traded companies with which the Company is jointly developing new products. Such investments are accounted for under the cost method.

     Prior to December 21, 1994 the Company's interest in ATIC was accounted for using the equity method of accounting (see note B). Earnings from this investment included under the caption "Other Income" amounted to $454,000 in 1995 prior to acquisition.

Other Current Liabilities

     Other current liabilities includes payroll and employee benefit plan accruals which amounted to $8,561,000 and $6,103,000, accruals for Medicaid Reimbursements of $3,217,000 and $3,640,000 at March 31, 1996 and 1995 and deferred revenue related to a distribution agreement (see note K) of $3,500,000 at March 31, 1995.

Long-Term Obligations

     Long-term obligations include accruals for post-retirement compensation pursuant to agreements with certain key employees and directors. Under these agreements, benefits are to be paid over periods of 10 to 15 years commencing at retirement.

     In connection with the acquisition of UDL (see note B) the Company assumed $7,900,000 of 10.5% senior promissory notes. Future principal payments on these notes are in amounts ranging from $1,000,000 to $2,000,000 per year through 2002. The above notes include various covenants, none of which are presently significant to the Company. The Company has an unsecured line of credit with a bank totaling $30,000,000. There were no borrowings outstanding on the line of credit at March 31, 1996 and 1995.

Distribution Agreement

     On October 10, 1994, the Company entered into a distribution agreement with STC Pharmaceuticals, Inc. (STC), a wholly-owned subsidiary of Eli Lilly and Company (Lilly). Under the terms of the agreement the Company is distributing a generic form of Lilly's oral antibiotic CeclorRegistration Mark on behalf of STC. The Company is being paid a fixed monthly fee for distributing the product. Upon certain events as defined in the agreement, but no later than November, 1996, the fixed monthly fee will convert to a variable amount predicated upon STC's net sales of the product.

Income Taxes

Income taxes consist of the following components: (in thousands)

Year ended March 31,       1996          1995          1994
Federal
    Current              $ 30,490      $ 48,851     $ 11,888
    Deferred                1,323        (8,111)          61
                           31,813        40,740       11,949
State
    Current                 7,706        12,033        2,766
    Deferred                  (87)       (2,316)        (717)
                            7,619         9,717        2,049
Income taxes             $ 39,432      $ 50,457     $ 13,998

Pre-tax earnings         $141,757      $171,326     $ 87,065

Effective tax rate           27.8%         29.5%        16.1%

        Effective April 1, 1993 the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of adopting this Standard resulted in an increase in net earnings of $1,124,000 or $.01 per share in the 1994 Consolidated Statement of Earnings. There was no cash flow impact.

        This Standard requires an asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the financial statements or tax returns. Changes in enacted tax rates or laws will result in adjustments to the recorded tax assets or liabilities in the period that the tax law is enacted.

     Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows: (in thousands)

March 31,                                                1996        1995
                                                     ---------   ---------
Deferred Tax Assets:
    Employee benefits                                $  3,624    $  2,758
    Deferred revenue                                      -         1,881
    Asset allowances                                    4,749       5,785
    Inventory                                           7,064       5,378
    Investments                                         1,963         634
    Other                                                 517         -
Total Deferred Tax Assets                              17,917      16,436
Deferred Tax Liabilities:
    Property                                            4,544       2,642
    Purchased intangibles                               8,191
    Investments                                         2,593       2,206
Total Deferred Tax Liabilities                         15,328       4,848
Deferred Tax Assets - Net                            $  2,589    $ 11,588
Classification in the Consolidated Balance Sheet:
    Deferred Income Tax Benefit - Current            $ 11,560    $ 10,545
    Deferred Income Tax Benefit - Non-Current            -         1,043
    Deferred Income Tax Liability - Non-Current        (8,971)       -
                                                     ---------   ---------
Deferred Tax Assets - Net                            $  2,589    $ 11,588


        A reconciliation of the statutory tax rate to the effective tax rate is as follows:
Year Ended March 31,                 1996      1995     1994
                                     -----    ------   ------
Statutory tax rate                   35.0%    35.0%    35.0%
State income taxes-net                5.0%     4.2%     1.7%
Tax exempt earnings-
    primarily dividend exclusion     (6.6%)   (4.8%)   (7.7%)
Tax credits                          (5.8%)   (4.9%)   (7.6%)
SFAS 109                               -        -      (1.3%)
Changes in tax code                    -        -      (3.7%)
Other items                           0.2%      -      (0.3%)
                                     -----    -----    -------
Effective tax rate                   27.8%    29.5%    16.1%


Tax credits result principally from operations in Puerto Rico.

     State income taxes include provisions for tollgate tax resulting from the future repatriation of funds from Puerto Rico to the United States. Such provisions have been made to the minimum extent provided under Puerto Rican tax law based on the Company's intent to reinvest Puerto Rican source earnings in qualifying investments within Puerto Rico.

     In August of 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993 ("the Act"). The Act has several provisions which effect the Company's income tax expense including a change in the Federal corporate tax rate and significant changes relating to tax credits for operations inPuerto Rico. As a direct result of the changes in the tax code, the Company reassessed its position on the filing alternatives available under the tax code. Based on the new tax code provisions, the Company made a decision which resulted in a reduction of income tax expense of $3,225,000. This amount represents management's estimate of the cumulative effect of this change.

Common Stock

     During fiscal year 1996 the Company declared a 3 for 2 stock split effected in the form of a stock dividend. The par value of the new shares issued totaled $20,004,000 and has been transferred from additional paid-in capital to the common stock account. Per share amounts and stock options have been adjusted for the stock split.

Commitments

     The Company has entered into various contractual agreements, principally licensing arrangements, whereby the Company has obtained, in exchange for funding of drug development activities, rights to manufacture and/or distribute certain drugs, which are presently in various stages of development. In the event that all projects are successful, payments totalling $29,600,000 are expected to be made over the next five years. Approximately eighty-five percent of this total is due upon the filing of an Abbreviated New Drug Application or New Drug Application with the Food and Drug Administration (FDA) or upon approval from the FDA and the subsequent launch of the product.

Stock Option Plans

     On December 1, 1986 the Board of Directors adopted the "Mylan Laboratories Inc. 1986 Incentive Stock Option Plan" ("the Plan") which was approved by the shareholders on June 24, 1987. A total of 9,000,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options. Options, which may be granted at not less than fair market value on the date of the grant may be exercised within ten years from the date of grant. As of March 31, 1996 options for 4,873,200 shares have been granted pursuant to the Plan.

     On June 23,  1992 the Board of  Directors  adopted  the  "1992  Nonemployee
Director Stock Option Plan" (the "Directors' Plan") subject to shareholder approval, which was obtained on April 7, 1993. A total of 600,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options which may be granted at not less than fair market value on the date of grant. Shares are granted, based on a formula as described in the Directors' Plan, upon the nonemployee director's initial and subsequent election to the Board of Directors. Options may be exercised within ten years from the date of grant. As of March 31, 1996, 261,000 shares have been granted pursuant to the Directors' Plan.

     As of March 31, 1996 options for 1,934,900 shares are exercisable under all plans at option prices ranging from $2.83 to $20.42 per share.


     A summary of the activity resulting from all plans adjusted for the stock split is as follows:

                                     Number of shares     Option price
                                         under option        per share
                                         -------------   -------------
Outstanding
April 1, 1993                               3,180,374    $ 2.75-12.00
    Options granted                             9,000     17.42-18.75
    Options exercised                        (521,621)     2.75-12.00
    Options cancelled or surrendered          (10,312)          10.67
Outstanding
March 31, 1994                              2,657,441    $ 2.83-18.75
    Options granted                           444,000     10.58-14.67
    Options exercised                        (412,430)     2.75-12.00
    Options cancelled or surrendered          (33,000)     4.83-12.00
Outstanding
March 31, 1995                              2,656,011    $ 2.83-18.75
    Options granted                           345,000     18.50-20.42
    Options exercised                        (229,142)     2.83-12.00
    Options cancelled or surrendered          (51,855)     3.65-12.00
Outstanding
March 31, 1996                              2,720,014    $ 2.83-20.42

Profit Sharing and 401(k) Plans

     The Company has a noncontributory trusteed profit sharing plan covering essentially all employees who are not covered by 401(k) plans, a profit sharing plan with a 401(k) provision covering all employees of Bertek and UDL and 401(k) plans covering Dow Hickam Pharmaceuticals Inc. (Hickam) and all bargaining unit employees.

     Contributions to the profit sharing plans are made at the discretion of the Board of Directors. Contributions to the Hickam and UDL plans are based upon a formula matching the employee salary deferral. Contributions to the bargaining unit plan are based upon the union agreement. Total contributions to all plans for the years ended March 31, 1996, 1995 and 1994 were $2,959,000, $3,060,000 and $2,300,000 respectively.

Related Party Transactions

     Pursuant to a salary continuation agreement between Mr. McKnight, former Chairman and Chief Executive Officer, and the Company, a one-time payment of $4,306,000 was made on March 31, 1994 of which $2,861,000 was expensed during 1994. The Company also purchased aircraft, which it previously leased on a flight by flight basis, from the estate of Mr. McKnight for $5,900,000.

Legal Matters

     The Company is involved in various legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outco me of such proceedings it is the opinion of management that the outcome will have no material adverse effect on the Company's operations or financial position.

     During 1996 Bertek was involved in an arbitration matter unrelated to the pharmaceutical business. On May 2, 1996 the arbitration panel issued a decision against Bertek for approximately $4,000,000. No accrual for loss has been made as of March 31, 1996. The Company has appealed this matter and believes the ultimate resolution of this matter will not have a material effect on the financial statements of the Company.

     The Company is a defendant in a suit filed by a marketing company alle ging breach of contract related to the sale and distribution of one of the Com pany's generic pharmaceutical products. The suit claims damages in excess of $13,000,000. No accrual for loss has been made as of March 31, 1996. A trial date has been set for July 10, 1996. The ultimate outcome of this matter is uncertain; however, the Company will continue to vigorously defend its position on this matter.

     During fiscal 1994 the Company settled certain legal matters relating to the Company's suit filed under the Federal Antitrust Laws and the Racketeer Influence and Corrupt Organization Act (RICO), receiving approximately $3,375,000. Additionally during fiscal 1994 the jury in the Company's lawsuit against American Cyanamid ruled in favor of Cyanamid on the Company's claims and in favor of the Company on Cyanamid's counterclaims. No money damages were awarded to either party. The U.S. Court of Appeals for the Fourth Circuit upheld the jury verdicts on all claims.

Independent Auditors' Report

MYLAN LABORATORIES INC.

Board of Directors and Shareholders
Mylan Laboratories Inc.
Pittsburgh, Pennsylvania

     We have  audited  the  accompanying  consolidated  balance  sheets of Mylan
Laboratories Inc. and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1996, appearing on pages 50 through 63. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overal l financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Laboratories Inc. and subsidiaries as of March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

Pittsburgh, Pennsylvania
May 2, 1996

Market Prices
Fiscal 1996                High     Low
First Quarter             21 3/8  18 3/4
Second Quarter            23 3/4  18 3/8
Third Quarter             24 3/8  18 5/8
Fourth Quarter            22 7/8  18 7/8

Fiscal 1995                High     Low
First Quarter             15 3/8  10 1/2
Second Quarter            18 1/4  13 5/8
Third Quarter             19 7/8  16 3/8
Fourth Quarter            22 1/2  16 1/2

New York Stock Exchange Symbol: MYL
On April 30, 1996 the Company had
approximately 106,022 shareholders.

Quarterly
Financial Data
(Amounts in thousands,
except per share amounts)

1st Quarter              1996       1995
Net sales            $109,192   $ 85,146
Gross profit           58,564     52,150
Net earnings           33,167     27,130
Earnings per share        .28        .23
- - -----------------------------------------
2nd Quarter
Net sales            $ 97,715   $ 96,013
Gross profit           52,856     55,791
Net earnings           29,476     28,658
Earnings per share        .25        .24
- - -----------------------------------------
3rd Quarter
Net sales            $ 91,319   $104,271
Gross profit           43,699     57,569
Net earnings           21,924     31,839
Earnings per share        .18        .27
- - -----------------------------------------
4th Quarter
Net sales            $ 94,634   $110,690
Gross profit           40,044     61,020
Net earnings           17,758     33,242
Earnings per share        .15        .28
- - -----------------------------------------
Year
Net sales            $392,860   $396,120
Gross profit          195,163    226,530
Net earnings          102,325    120,869
Earnings per share        .86       1.02
- - -----------------------------------------

- - -------------------------------------------
                      400 mg
        200 mg
ACEBUTOLOL HYDROCHLORIDE
Capsules
Compare to:SectralRegistration Mark*
*REGISTERED TRADEMARK OF
WYETH-AYERST LABORATORIES

- - -----------------------------------------
          10 mg      25 mg
           50 mg    75 mg
          100 mg    150 mg
AMITRIPTYLINE HYDROCHLORIDE
Tablets, USP
Compare to:ElavilRegistration Mark* *REGISTERED TRADEMARK OF ZENECA INC.
- - -------------------------------------------
      0.5 mg 1 mg         2 mg
BUMETANIDE Tablets, USP
Compare to:BumexRegistration Mark*
*REGISTERED TRADEMARK OF ROCHE LABORATORIES
- - ----------------------------------------------
              2 mg         4 mg
ALBUTEROL Tablets,USP
Compare to:ProventilRegistration Mark*/VentolinRegistration Mark**
*REGISTERED TRADEMARK OF SCHERING CORPORATION
**REGISTERED TRADEMARK OF ALLEN &HANBURYS
- - --------------------------------------------------------------------
12.5 mg 25 mg 50 mg 100 mg CAPTOPRIL Tablets, USP Compare to:CapotenRegistration Mark* *REGISTERED TRADEMARK OF BRISTOL-MYERS SQUIBB CO.
- - -------------------------------------------------------------
                      500 mg
        250 mg
AMOXICILLIN TRIHYDRATE
Capsules, USP
Compare to:AmoxilRegistration Mark*
*REGISTERED TRADEMARK OF
SMITHKLINE BEECHAM PHARMACEUTICALS
- - ------------------------------------------------------------
                       500 mg
         250 mg
CEFACLOR Capsules, USP
Compare to:CeclorRegistration Mark*
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY
- - -------------------------------------------------------------------
          100 mg    300 mg
ALLOPURINOL Tablets, USP Compare to:ZyloprimRegistration Mark* *REGISTERED TRADEMARK OF BURROUGHS WELLCOME CO.
- - -------------------------------------------------------------------
         250 mg      500 mg
AMPICILLIN TRIHYDRATE
Capsules, USP
Compare to:PolycillinRegistration Mark*
*REGISTERED TRADEMARK OF APOTHECON
- - ------------------------------------------------------------------
    0.25 mg        0.5 mg      1 mg  2 mg
ALPRAZOLAM Tablets, USP
Compare to:XanaxRegistration Mark*
*REGISTERED TRADEMARK OF THE UPJOHN COMPANY
- - -------------------------------------------------------------------
      125 mg/5 mL187 mg/5 mL
  75 mL and 150 mL        50 mL and 100 mL
      250 mg/5 mL375 mg/5 mL
  75 mL and 150 mL        50 mL and 100 mL
(not actual size)
CEFACLOR
Powders for Oral Suspension, USP
Compare to:CeclorRegistration Mark*
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY
- - --------------------------------------------------------------------
                      5 mg/50 mg
AMILORIDE HYDROCHLORIDE and
HYDROCHLOROTHIAZIDE
Tablets, USP
Compare to:ModureticRegistration Mark* *REGISTERED TRADEMARK OF MERCK &CO., INC.
- - ---------------------------------------------------------------------
          50 mg        100 mg
ATENOLOL Tablets
Compare to:TenorminRegistration Mark*
*REGISTERED TRADEMARK OF ZENECA INC.
- - --------------------------------------------------------------------
        50 mg/25 mg 100 mg/25 mg ATENOLOL and CHLORTHALIDONE Tablets Compare to:TenoreticRegistration Mark* *REGISTERED TRADEMARK OF ZENECA INC.
- - --------------------------------------------------------------------
MYLAN PHARMACEUTICALS

Product Identification Guide
- - -------------------------------------------------------------------
          250 mg        500 mg
CEPHALEXIN Capsules, USP
Compare to:KeflexRegistration Mark*
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY
- - --------------------------------------------------------------------
         25 mg         50 mg
CHLORTHALIDONE  Tablets, USP Compare  to:HygrotonRegistration  Mark* *REGISTERED
TRADEMARK OF RHoNE-POULENC RORER PHARMACEUTICALS INC.
- - ----------------------------------------------------------------------
10 mg
CYCLOBENZAPRINE HYDROCHLORIDE
Tablets, USP
Compare to:FlexerilRegistration Mark* *REGISTERED TRADEMARK OF MERCK &CO., INC.
- - ---------------------------------------------------------------------
      2 mg      5 mg    10 mg
DIAZEPAM Tablets, USP Compare  to:ValiumRegistration Mark* *REGISTERED TRADEMARK
OF ROCHE PRODUCTS INC.
- - ---------------------------------------------------------------------
           200 mg    300 mg
           400 mg    800 mg
CIMETIDINE Tablets, USP
Compare to:TagametRegistration Mark*
*REGISTERED TRADEMARK OF
SMITHKLINE BEECHAM PHARMACEUTICALS
- - ----------------------------------------------------------------------
125 mg/5 mL           250 mg/5 mL
         100 mL and 200 mL    100 mL and 200 mL
(not actual size)
CEPHALEXIN
Powders for Oral Suspension, USP
Compare to:KeflexRegistration Mark*
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY
- - ------------------------------------------------------------------------
         30 mg         60 mg
         90 mg          120 mg
DILTIAZEM HYDROCHLORIDE
Tablets, USP
Compare  to:CardizemRegistration  Mark* *REGISTERED  TRADEMARK OF MARION MERRELL
DOW INC.
- - -----------------------------------------------------------------------
      5 mg/12.5 mg      10 mg/25 mg
CHLORDIAZEPOXIDE and
AMITRIPTYLINE HYDROCHLORIDE
Tablets, USP
Compare to:LimbitrolRegistration Mark*
*REGISTERED TRADEMARK OF ROCHE PRODUCTS INC.
- - -----------------------------------------------------------------------
        0.1 mg          0.2 mg    0.3 mg
CLONIDINE HYDROCHLORIDE
Tablets, USP
Compare   to:CatapresRegistration  Mark*  *REGISTERED  TRADEMARK  OF  BOEHRINGER
INGELHEIM PHARMACEUTICALS, INC.
- - -----------------------------------------------------------------------
                     2.5 mg/0.025 mg
DIPHENOXYLATE   HYDROCHLORIDE   and  ATROPINE  SULFATE   Tablets,   USP  Compare
to:LomotilRegistration Mark* *REGISTERED TRADEMARK OF G.D. SEARLE &CO.
- - ------------------------------------------------------------------------
0.1  mg/15  mg  0.3  mg/15  mg  0.2  mg/15  mg   CLONIDINE   HYDROCHLORIDE   and
CHLORTHALIDONE Tablets, USP Compare  to:CombipresRegistration  Mark* *REGISTERED
TRADEMARK OF BOEHRINGER INGELHEIM PHARMACEUTICALS, INC.
- - ------------------------------------------------------------------------
           250 mg    500 mg
CHLOROTHIAZIDE  Tablets,  USP Compare  to:DiurilRegistration  Mark*  *REGISTERED
TRADEMARK OF MERCK & CO., INC.
- - ------------------------------------------------------------------------
          10 mg        25 mg
          50 mg        75 mg
100 mg
DOXEPIN HYDROCHLORIDE
Capsules, USP
Compare to:SinequanRegistration Mark*
*REGISTERED TRADEMARK OF ROERIG
- - ----------------------------------------------------------------------
    3.75 mg  7.5 mg    15 mg
CLORAZEPATE DIPOTASSIUM Tablets
Compare to:TranxeneRegistration Mark*
*REGISTERED TRADEMARK OF ABBOTT LABORATORIES
- - -----------------------------------------------------------------------
         100 mg      250 mg
CHLORPROPAMIDE Tablets, USP
Compare to:DiabineseRegistration Mark*
*REGISTERED TRADEMARK OF PFIZER LABS DIVISION
- - -----------------------------------------------------------------------
         50 mg         100 mg
DOXYCYCLINE HYCLATE
Capsules, USP
Compare to:VibramycinRegistration Mark*
*REGISTERED TRADEMARK OF PFIZER LABS DIVISION
- - ------------------------------------------------------------------------
          50 mg        100 mg
MECLOFENAMATE SODIUM
Capsules, USP
Compare to:MeclomenRegistration Mark*
*REGISTERED TRADEMARK OF PARKE-DAVIS
- - -------------------------------------------------------------------------
         15 mg         30 mg
FLURAZEPAM HYDROCHLORIDE
Capsules, USP
Compare to:DalmaneRegistration Mark*
*REGISTERED TRADEMARK OF ROCHE PRODUCTS INC.
- - --------------------------------------------------------------------------
  250 mg      375 mg  500 mg
NAPROXEN Tablets, USP
Compare to:NaprosynRegistration Mark*
*REGISTERED TRADEMARK OF SYNTEX LABORATORIES, INC.
- - -------------------------------------------------------------------------
         400 mg        600 mg
                800 mg
IBUPROFENTablets, USP
Compare   to:MotrinRegistration   Mark*/RufenRegistration   Mark**   *REGISTERED
TRADEMARK OF THE UPJOHN COMPANY **REGISTERED TRADEMARK OF BOOTS PHARMACEUTICALS,
INC.
- - -------------------------------------------------------------------------
2.5 mg
METHOTREXATE Tablets, USP
Compare to:Methotrexate Tablets/RheumatrexRegistration Mark*
*REGISTERED TRADEMARK OF LEDERLE LABORATORIES
- - --------------------------------------------------------------------------
                100 mg
DOXYCYCLINE HYCLATE
Tablets, USP
Compare to:Vibra-tabsRegistration Mark*
*REGISTERED TRADEMARK OF PFIZER LABS DIVISION
- - --------------------------------------------------------------------------
        50 mg          100 mg
FLURBIPROFEN Tablets, USP
Compare to:AnsaidRegistration Mark*
*REGISTERED TRADEMARK OF THE UPJOHN COMPANY
- - --------------------------------------------------------------------------
        275 mg      550 mg
NAPROXEN SODIUM Tablets, USP
Compare to:AnaproxRegistration Mark*
*REGISTERED TRADEMARK OF SYNTEX LABORATORIES, INC.
- - ---------------------------------------------------------------------------
2.5 mg
INDAPAMIDE Tablets, USP
Compare to:LozolRegistration Mark*
*REGISTERED TRADEMARK OF
RHoNE-POULENC RORER PHARMACEUTICALS
- - --------------------------------------------------------------------------
                  5 mg
METHYCLOTHIAZIDE Tablets, USP
Compare to:EnduronRegistration Mark*
*REGISTERED TRADEMARK OF ABBOTT LABORATORIES
- - -------------------------------------------------------------------------
                          400 mg
ERYTHROMYCIN ETHYLSUCCINATE
Tablets, USP
Compare to:E.E.S. 400Registration Mark*
*REGISTERED TRADEMARK OF ABBOTT LABORATORIES
- - --------------------------------------------------------------------------
      20 mg 40 mg 80 mg  FUROSEMIDE  Tablets,  USP Compare  to:LasixRegistration
Mark* *REGISTERED TRADEMARK OF HOECHST-ROUSSEL PHARMACEUTICALS INC.
- - --------------------------------------------------------------------------
0.4 mg/hr
(not actual size)
Also available in
0.2 mg/hr and 0.6 mg/hr
NITROGLYCERIN TRANSDERMAL
SYSTEM (Patch)
Compare to:Transderm NitroRegistration Mark*
*REGISTERED TRADEMARK OF SUMMIT PHARMACEUTICALS
- - --------------------------------------------------------------------------
         25 mg         50 mg
INDOMETHACIN  Capsules,  USP Compare  to:IndocinRegistration  Mark*  *REGISTERED
TRADEMARK OF MERCK &CO., INC.
- - -------------------------------------------------------------------------
        250 mg    500 mg
ERYTHROMYCIN STEARATE
Tablets, USP
Compare to:ErythrocinRegistration Mark* Stearate
*REGISTERED TRADEMARK OF ABBOTT LABORATORIES
- - -------------------------------------------------------------------------
          250 mg    500 mg
METHYLDOPA  Tablets,  USP  Compare   to:AldometRegistration   Mark*  *REGISTERED
TRADEMARK OF MERCK &CO., INC.
- - -------------------------------------------------------------------------
                600 mg
GEMFIBROZIL Tablets, USP
Compare to:LopidRegistration Mark*
*REGISTERED TRADEMARK OF PARKE-DAVIS
- - --------------------------------------------------------------------------
             250 mg/
              15 mg
                     250 mg/25 mg
METHYLDOPA and HYDROCHLOROTHIAZIDE  Tablets, USP Compare  to:AldorilRegistration
Mark* *REGISTERED TRADEMARK OF MERCK &CO., INC.
- - ----------------------------------------------------------------------
2 mg
LOPERAMIDE HYDROCHLORIDE
Capsules, USP
Compare to:ImodiumRegistration Mark*
*REGISTERED TRADEMARK OF JANSSEN PHARMACEUTICA INC.
- - -------------------------------------------------------------------------
        10 mg          25 mg
        50 mg           75 mg
NORTRIPTYLINE HYDROCHLORIDE
Capsules, USP
Compare to:PamelorRegistration Mark*
*REGISTERED TRADEMARK OF
SANDOZ PHARMACEUTICALS CORPORATION
- - -------------------------------------------------------------------------
           5 mg      10 mg
GLIPIZIDE Tablets
Compare to:GlucotrolRegistration Mark*
*REGISTERED TRADEMARK OF PRATT PHARMACEUTICALS DIVISION
- - -------------------------------------------------------------------------
                600 mg
FENOPROFEN CALCIUM Tablets, USP
Compare to:NalfonRegistration Mark*
*REGISTERED TRADEMARK OF DISTA PRODUCTS COMPANY
- - -------------------------------------------------------------------------
        0.5 mg          1 mg        2 mg
LORAZEPAM Tablets, USP
Compare to:AtivanRegistration Mark*
*REGISTERED TRADEMARK OF WYETH-AYERST LABORATORIES
- - ---------------------------------------------------------------------------
             50            100
             mg            mg
METOPROLOLTARTRATE Tablets, USP
Compare to:LopressorRegistration Mark*
*REGISTERED TRADEMARK OF GEIGY PHARMACEUTICALS
- - ---------------------------------------------------------------------------
  0.5 mg1 mg        2 mg5 mg
HALOPERIDOL Tablets, USP
Compare to:HaldolRegistration Mark*
*REGISTERED TRADEMARK OF MCNEIL PHARMACEUTICAL
- - --------------------------------------------------------------------------
           1 mg        2.5 mg
           5 mg        10 mg
FLUPHENAZINE HYDROCHLORIDE
Tablets, USP
Compare to:ProlixinRegistration Mark*
*REGISTERED TRADEMARK OF APOTHECON
- - -----------------------------------------------------------------------------
        25 mg50 mg         75 mg
MAPROTILINE HYDROCHLORIDE
Tablets, USP
Compare to:LudiomilRegistration Mark*
*REGISTERED TRADEMARK OF CIBA PHARMACEUTICAL COMPANY
- - ----------------------------------------------------------------------------
      20 mg  40 mg        80 mg
NADOLOL Tablets, USP
Compare to:CorgardRegistration Mark*
*REGISTERED TRADEMARK OF BRISTOL LABORATORIES
- - --------------------------------------------------------------------------
        500 mg
TOLBUTAMIDE Tablets, USP
Compare to:OrinaseRegistration Mark*
*REGISTERED TRADEMARK OF THE UPJOHN COMPANY
- - --------------------------------------------------------------------------
           40 mg/         80 mg/
           25 mg          25 mg
PROPRANOLOL HYDROCHLORIDE and
HYDROCHLOROTHIAZIDE Tablets, USP
Compare to:InderideRegistration Mark*
*REGISTERED TRADEMARK OF WYETH-AYERST LABORATORIES
- - ---------------------------------------------------------------------------
         250 mg        500 mg
         250 mg         500 mg
PENICILLIN V POTASSIUM
Tablets, USP
Compare to:V-Cillin KRegistration Mark*
*REGISTERED TRADEMARK OF ELI LILLY &COMPANY
- - ---------------------------------------------------------------------
250 mg
500 mg
TETRACYCLINE HYDROCHLORIDE
Capsules, USP
Compare to:Achromycin VRegistration Mark*/SumycinRegistration Mark**
*REGISTERED TRADEMARK OF LEDERLE LABORATORIES
**REGISTERED TRADEMARK OF APOTHECON
- - -------------------------------------------------------------------------
500 mg
PROBENECIDTablets, USP
Compare to:BenemidRegistration Mark* *REGISTERED TRADEMARK OF MERCK &CO., INC.
- - -------------------------------------------------------------------------------
0.125 mg/        0.125 mg/
250 mg           500 mg
RESERPINE and CHLOROTHIAZIDE
Tablets, USP
Compare to:DiupresRegistration Mark* *REGISTERED TRADEMARK OF MERCK &CO., INC.
- - --------------------------------------------------------------------------
                65 mg
PROPOXYPHENE COMPOUND
Capsules, USP
Compare to:DarvonRegistration Mark* Compound-65
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY
- - -----------------------------------------------------------------------------
                400 mg
TOLMETIN SODIUM Capsules, USP
Compare to:TolectinRegistration Mark* DS
*REGISTERED TRADEMARK OF MCNEIL PHARMACEUTICAL
- - -------------------------------------------------------------------------
           10 mg    25 mg
          50 mg        100 mg
THIORIDAZINE HYDROCHLORIDE
Tablets, USP
Compare to:MellarilRegistration Mark*
*REGISTERED TRADEMARK OF
SANDOZ PHARMACEUTICALS CORPORATION
- - ---------------------------------------------------------------------------
         2 mg/10 mg  2 mg/25 mg
         4 mg/10 mg  4 mg/25 mg
               4 mg/50 mg
PERPHENAZINE and AMITRIPTYLINE
HYDROCHLORIDE  Tablets,  USP Compare  to:TriavilRegistration  Mark*  *REGISTERED
TRADEMARK OF MERCK &CO., INC.
- - ------------------------------------------------------------------------
65 mg
PROPOXYPHENE HYDROCHLORIDE
Capsules, USP
Compare to:DarvonRegistration Mark*
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY
- - --------------------------------------------------------------------------
                600 mg
TOLMETIN SODIUM Tablets, USP
Compare to:TolectinRegistration Mark* 600
*REGISTERED TRADEMARK OF MCNEIL PHARMACEUTICAL
- - -------------------------------------------------------------------------
                25 mg
SPIRONOLACTONE Tablets, USP
Compare to:AldactoneRegistration Mark*
*REGISTERED TRADEMARK OF G. D. SEARLE &CO.
- - ------------------------------------------------------------------------
25 mg/25 mg
SPIRONOLACTONE and
HYDROCHLOROTHIAZIDE  Tablets,  USP  Compare   to:AldactazideRegistration   Mark*
*REGISTERED TRADEMARK OF G.D. SEARLE &CO.
- - ------------------------------------------------------------------------
             65 mg/650 mg
PROPOXYPHENE HYDROCHLORIDE
and ACETAMINOPHEN Tablets, USP
Compare to:WygesicRegistration Mark*
*REGISTERED TRADEMARK OF WYETH-AYERST LABORATORIES
- - ------------------------------------------------------------------------
                240 mg
VERAPAMIL    HYDROCHLORIDE    EXTENDED-RELEASE    Tablets   Compare   to:Isoptin
SRRegistration Mark* *REGISTERED TRADEMARK OF KNOLL PHARMACEUTICALS
- - -----------------------------------------------------------------------
           1 mg        2 mg
            5 mg    10 mg
THIOTHIXENE Capsules, USP
Compare to:NavaneRegistration Mark*
*REGISTERED TRADEMARK OFROERIG
- - --------------------------------------------------------------------
           5 mg        10 mg
PINDOLOL Tablets, USP
Compare to:ViskenRegistration Mark*
*REGISTERED TRADEMARK OF
SANDOZ PHARMACEUTICALS CORPORATION
- - ----------------------------------------------------------------------
               150           200
               mg            mg
SULINDACTablets, USP Compare to:ClinorilRegistration Mark* *REGISTERED TRADEMARK
OF MERCK &CO., INC.
- - -----------------------------------------------------------------------
100 mg/650 mg        100mg/650 mg
PROPOXYPHENE NAPSYLATE and
ACETAMINOPHEN Tablets, USP
Compare to:Darvocet-NRegistration Mark* 100
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY
- - -----------------------------------------------------------------------
         80 mg        120 mg
VERAPAMIL HYDROCHLORIDE
Tablets, USP
Compare to:IsoptinRegistration Mark*
*REGISTERED TRADEMARK OF KNOLL PHARMACEUTICALS
- - ----------------------------------------------------------------------
      5 mg10 mg        20 mg
TIMOLOL MALEATE Tablets, USP
Compare to:BlocadrenRegistration Mark* *REGISTERED TRADEMARK OF MERCK &CO., INC.
- - ----------------------------------------------------------------------
          1 mg            2 mg
5 mg
PRAZOSIN HYDROCHLORIDE
Capsules, USP
Compare to:MinipressRegistration Mark*
*REGISTERED TRADEMARK OF PFIZER LABS DIVISION
- - ----------------------------------------------------------------------
          10 mg      20 mg
          40 mg      80 mg
PROPRANOLOL HYDROCHLORIDE
Tablets, USP
Compare to:InderalRegistration Mark*
*REGISTERED TRADEMARK OF WYETH-AYERST LABORATORIES
- - -----------------------------------------------------------------------
          10 mg         20 mg
PIROXICAM Capsules, USP
Compare to:FeldeneRegistration Mark*
*REGISTERED TRADEMARK OF PRATT PHARMACEUTICALS DIVISION
- - ------------------------------------------------------------------------
           15 mg      30 mg
TEMAZEPAMCapsules, USP
Compare to:RestorilRegistration Mark*
*REGISTERED TRADEMARK OF
SANDOZ PHARMACEUTICALS CORPORATION
- - ------------------------------------------------------------------------
  250                        500
  mg                         mg
TOLAZAMIDE Tablets, USP
Compare to:TolinaseRegistration Mark*
*REGISTERED TRADEMARK OF THE UPJOHN COMPANY
- - --------------------------------------------------------------------------
Mylan Pharmaceuticals Inc.
781 Chestnut Ridge Road
Morgantown, WV 26504-4310
Full prescribing information
available upon request. To order, contact your wholesaler or distributor, or call 1-800-RX-MYLAN
for more information.
Potency on reverse side.


     Copy Rights1996 Mylan Pharmaceuticals Inc. This reference guide is designed to assist in the identification of Mylan products. It contains actual size, full-color product reproductions, except where noted.

Mylan Laboratories Inc.

Mylan Laboratories Inc.
1030 Century Building
130 Seventh Street
Pittsburgh, Pennsylvania 15222

1996

Annual report to shareholders


Notice of Annual Meeting

     The annual meeting of shareholders of the Company will be held on Thursday, July 25, 1996 at 10:30 AM at the Lakeview Resort &Conference Center, Morgantown, West Virginia. A formal notice together with a proxy statement and form of proxy will be mailed to shareholders entitled to vote in advance of the meeting.

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

Robert W. Smiley, Esq.
Doepken Keevican & Weiss
Attorneys-At-Law
Pittsburgh, Pennsylvania

C. B. Todd
Senior Vice President
of the Company

Officers

Milan Puskar
Chairman, C.E.O. and President

Dana G. Barnett
Executive Vice President

Louis J. DeBone
Vice President-Operations

Roger L. Foster
Vice President and General Counsel
Roderick P. Jackson
Senior Vice President

Joseph J. Krivulka
Vice President

Dr. John P. O'Donnell
Vice President-
Research and Quality Control

Robert W. Smiley, Esq.
Secretary

Patricia Sunseri
Vice President-
Investor and Public Relations

C. B. Todd
Senior Vice President

Corporate Directory
Mylan Laboratories Inc.
1030 Century Building
130 Seventh Street
Pittsburgh, Pennsylvania 15222
(412) 232-0100

Registrar and Transfer Agent
American Stock Transfer &
Trust Company
New York, New York

Certied Public Accountants
Deloitte &Touche LLP
Pittsburgh, Pennsylvania

Financial Consultants
PDA Associates, Inc.
Ironia, New Jersey

Securities Traded
New York Stock Exchange
Mylan Laboratories Inc.
Common Stock Symbol: MYL


Design:John Brady Design Consultants Inc., Pittsburgh, Pennsylvania

                                       69



     (21) Subsidiaries of the registrant, filed herewith.

     (23) Consents of Independent Auditors, filed herewith.




                          INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in Registration Statement Nos. 33-65916 and 33-65918 of Mylan Laboratories Inc. on Form S-8 of our report dated May 2, 1996, incorporated by reference in this Annual Report on Form 10-K of Mylan Laboratories Inc. for the year ended March 31, 1996.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania
June 24, 1996

                          INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in Registration Statement Nos. 33-65916 and 33-65918 of Mylan Laboratories Inc. on Form S-8 of our report dated February 2, 1996 relating to the consolidated financial statements of Somerset Pharmaceuticals, Inc. and subsidiaries for each of the three years in the period ended December 31, 1995, included in the Annual Report on Form 10-K of Mylan Laboratories Inc. for the year ended March 31, 1996.



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania
June 24, 1996



     (27) Financial Data Schedule, filed herewith.

     (99) Consolidated financial statements of Somerset Pharmaceuticalseuticals, Inc. for Years ended December 31, 1995, 1994 and 1993, filed herewith., Inc. for Years ended December 31, 1995, 1994 and 1993, filed herewith.


SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the
Years Ended December 31, 1995, 1994 and 1993, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Somerset Pharmaceuticals, Inc.:

     We have audited the accompanying consolidated balance sheets of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





February 2, 1996


SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


ASSETS                                              1995         1994     LIABILITIES AND STOCKHOLDERS' EQUITY   1995        1994

CURRENT ASSETS:                                                             CURRENT LIABILITIES:
  Cash and cash equivalents                   $ 21,315,000 $ 17,529,000       Accounts payable              $ 1,512,000  $  292,000
  Investment securities                        180,000        3,338,000       Accrued marketi                11,000,000
  Accounts receivable (net of allowance                                       Royalty payable                 5,850,000
      for doubtful accounts of $100,000)       13,875,000    20,653,000       Medicaid payable                1,004,000      837,000
  lnventories                                   6,551,000     5,293,000       Other accrued expenses          1,479,000    1,996,000
  Prepaid expenses and other current assets     2,072,000     1,957,000       Accrued research and
                                                                                development                   1,921,000    1,901,000
                                                                              Income taxes payable            4,390,000    5,017,000
    Total current assets                       43,993,000    48,770,000       Amounts due to related parties  2,075,000    2,318,000

                                                                              Total current liabilities      17,057,000   29,211,000
PROPERTY AND EQUIPMENT - Net                    5,496,000     4,266,000     DEFERRED REVENUE                     63,000      292,000

                                                                            STOCKHOLDERS' EQUITY:
                                                                              Common stock, $01 par value;
INTANGIBLE ASSETS - Net                         1,451,000     1,644,000        13,719 shares authorized, 11,297
                                                                               shares issued                      --         --
                                                                              Retained eamings               34,452,000   26,099,000
                                                                              Less treasury stock, 644 shares
                                                                                   at cost                     (452,000)   (452,000)
OTHER ASSETS                                      180,000       470,000         Total stockholders' equity   34,000,000   25,647,000
                                             ------------  ------------                                      ------------ ----------
                                             $ 51,120,000  $ 55,150,000                                    $ 51,120,000 $ 55,150,000
                                             ============  ============                                    ============ ============

See notes to consolidated financial statements



SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,1995,1994 AND 1993
                                                      1995           1994           1993

NET SALES                                        $107,365,000   $124,566,000   $118,998,000
                                                 ------------   ------------   ------------
COSTS AND EXPENSES:
Cost of sales                                      13,617,000     16,399,000     13,991,000
Marketing                                           4,862,000     23,457,000     25,826,000
Research and development                           17,904,000     10,424,000      9,134,000
 Administrative                                     8,601,000      9,845,000      8,005,000
                                                 ------------   ------------   ------------
                                                   44,984,000     60,125,000     56,956,000
                                                 ------------   ------------   ------------
                                                   62,381,000     64,441,000     62,042,000

OTHER INCOME                                        2,172,000        568,000      1,131,000
                                                 ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                         64,553,000     65,009,000     63,173,000
PROVISION FOR INCOME TAXES                         20,200,000     20,900,000     21,408,000
                                                 ------------   ------------   ------------
NET INCOME                                       $ 44,353,000   $ 44,109,000   $ 41,765,000
                                                 ============   ============   ============

See notes to consolidated financial statements


SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31,1995,1994 AND 1993


                                                          Common Stock         Treasury Stock         Retained      Stockholders'
                                                         Shares  Amount       Shares    Amount        Earnings        Equity

BALANCE, DECEMBER 31, 1992                               11,297   $--           644   $(452,000)  $  2,640,000    $  2,188,000

Accretion of the carrying value of the
  redeemable preferred stock                               --      --            --       --           (15,000)        (15,000)
Net income                                                 --                             --        41,765,000      41,765,000
Dividends                                                  --      --            --       --       (26,400,000)    (26,400,000)
                                                         -------  --------    --------  --------   ------------    ------------
BALANCE, DECEMBER31, 1993                                11,297    --           644    (452,000)    17,990,000      17,538,000

Net income                                                 --      --            --       --        44,109,000      44,109,000
Dividends                                                  --      --            --       --       (36,000,000)    (36,000,000)
                                                         -------  --------    --------  --------   ------------    ------------
BALANCE, DECEMBER 31, 1994                               11,297    --           644    (452,000)    26,099,000      25,647,000

Net income                                                 --      --            --       --        44,353,000      44,353,000
Dividends                                                  --      --            --       --       (36,000,000)    (36,000,000)
                                                         -------  --------    --------  --------   ------------    ------------
BALANCE, DECEMBER 31, 1995                               11,297   $--           644   $(452,000) $  34,452,000   $  34,000,000
                                                         =======  ========    ======== =========  ============    ============

See notes to consolidated financial statements


SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,1995,1994 AND 1993

                                                                      1995            1994            1993

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 44,353,000    $ 44,109,000    $ 41,765,000
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                    847,000         587,000         285,000
    Deferred tax expense (benefit)                                   283,000         862,000        (800,000)
    Deferred revenue                                                (229,000)       (166,000)       (167,000)
    Changes in operating assets and liabilities:
     Accounts receivable                                           6,778,000      (4,558,000)     (1,872,000)
     Inventories                                                  (1,258,000)     (1,473,000)     (1,578,000)
     Prepaid expenses and other current assets                      (398,000)       (375,000)        352,000
     Accounts payable                                              1,220,000          87,000        (227,000)
     Royalty payable                                              (1,174,000)      1,070,000         190,000
     Accrued marketing costs                                     (11,000,000)      1,900,000       1,386,000
     Accrued research and development                                 20,000        (145,000)        981,000
     Other accrued expenses                                         (350,000)        763,000         201,000
     Income taxes payable                                           (627,000)      2,117,000         570,000
     Amounts due to related parties                                 (243,000)        255,000         278,000
                                                                 ------------    ------------     -----------
   Net cash provided by operating activities                      38,222,000      45,033,000      41,364,000
                                                                 ------------   -------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net decrease in investment securities                            3,158,000         132,000       2,006,000
  Purchase of property and equipment                              (1,884,000)     (1,898,000)     (2,690,000)
  Decrease (increase) in other assets                                290,000         234,000        (268,000)
                                                                  ------------   -------------     -----------
   Net cash provided by (used in) investing activities             1,564,000      (1,532,000)       (952,000)
                                                                  ------------   -------------     -----------


                              (Continued)


SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,1995,1994 AND 1993

- - ---------------------------------------------------------------------------------------------
                                                        1995            1994            1993

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of preferred stock                   $       --      $       --      $ (1,149,000)
Dividends paid on preferred stock                       --              --          (176,000)
Dividends paid on common stock                   (36,000,000)    (36,000,000)    (35,200,000)
Net (decrease) increase in note payable -               --          (253,000)        253,000
                                                -------------   -------------   -------------
   Net cash used in financing activities         (36,000,000)    (36,253,000)    (36,272,000)
                                                -------------   -------------   -------------

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                        3,786,000       7,248,000       4,140,000

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                 17,529,000      10,281,000       6,141,000
                                                ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
END OF YEAR                                     $ 21,315,000    $ 17,529,000    $ 10,281,000
                                                ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION -
Cash paid during the year for:
        Interest                                $       --      $      7,000    $      5,000
                                                ============    ============    ============
  Income taxes                                  $ 22,074,000    $ 17,683,000    $ 21,259,000
                                                ============    ============    ============

See notes to consolidated financial statements.








SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- - ---------------------------------------------------------------------------

1.   PRINCIPLES OF CONSOLIDATION AND OPERATIONS

     The consolidated financial statements include the accounts of Somerset Pharmaceuticals, Inc. (the "Company") and its wholly owned subsidiaries, Somerset Pharmaceuticals Holding Company and Somerset Caribe, Inc. The Company is jointly owned by Mylan Laboratories, Inc. and Watson Pharmaceuticals, Inc., with each owning 50% of the outstanding common stock of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, incorporated in February 1986, is engaged in the development, testing and marketing of drugs to be used in the treatment of various human disorders. Currently, the Company manufactures (at its plant in Puerto Rico), markets and sells Eldepryl, which is used as a treatment for Parkinson's Disease. The Company has exclusivity relating to the chemical compound Eldepryl, for use as a treatment for late stage Parkinson's Disease through June of 1996.

     The Company is party to an exclusive 14-year agreement (through November 22, 2003) with Chinoin Pharmaceutical Company ("Chinoin") of Budapest, Hungary under which Eldepryl and other new potential drugs resulting from Chinoin research are made available for licensing by the Company. The license agreement requires the Company to pay royalties equal to 7% of net sales of Eldepryl including sub-license revenues. The Company incurred royalty expense of approximately $8,473,000, $9,983,000 and $8,383,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a. Cash and Cash Equivalents -The Company generally considers debt instruments purchased with a maturity of three months or less and investments in money market accounts to be cash equivalents.

          b. Investment Securities - Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting SFAS No. 115 on the Company's financial statements was not material. Gross proceeds from sales and maturities of investments approximated $4,898,000 and $70,000 in 1995, and $797,000 and $750,000 in 1994, respectively, and realized gains or losses were not material. At December 31, 1995 and 1994, the investment securities were available-for-sale, and there were no material unrealized gains or losses.

          c. Inventories - Inventories are stated at the lower-of-cost or market, with cost determined on a first-in, first-out basis.

          d. Property and Equipment -Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets by the straight-line method. Estimated useful lives are five to seven years for machinery and equipment and furniture and fixtures and 35 years for the building.

          e.   Intangible  Assets   -Intangible   assets  are  amortized  on  a
               straight-line basis over 14 years.

          f. Research and Development -Research and development costs are expensed as incurred.

          g. Concentration of Credit Risk - The Company's product is sold throughout the United States. The Company performs ongoing credit evaluation of its customers financial condition and generally requires no collateral from its customers.

          h. Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period.

3.      INVENTORY

        Inventory consists of the following at December 31, 1995 and 1994:

                                            1995             1994

          Raw material               $   5,091,000     $   4,686,000
          Work in process                  163,000           375,000
          Finished goods                 1,297,000           232,000
                                     --------------    -------------
          Total                      $   6,551,000     $   5,293,000
                                     ==============    ==============
4.      PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at December31, 1995 and 1994:

                                              1995             1994

          Land                            $  300,000     $   300,000
          Building                         2,255,000       2,067,000
          Machinery and equipment          4,048,000       2,410,000
          Furniture and fixtures             146,000          87,000
                                          ----------     -----------
                                           6,749,000       4,864,000
          Less accumulated depreciation    1,253,000         598,000
          Property and equipment - net   $ 5,496,000     $ 4,266,000
                                         -----------     -----------
5.      SUB-LICENSE OF RIGHTS

     On February 9, 1988, the Company granted a sub-license to its exclusive right and license to use its technology to Draxis Health Inc. (formerly Deprenyl Research Limited) to commercialize certain drugs in Canada for 15 years. The Company receives a royalty of 11% of Draxis Health Inc.'s net sales over the license period.

     Royalty income, less related royalty expense to Chinoin,  included in other
     income  for  the  years  ended   December 31,   1995,  1994  and  1993  was
     approximately $197,000, $199,000 and $357,000, respectively.

6.      INTANGIBLE ASSETS

     Intangible assets primarily represent the cost of a modification to the terms of the Chinoin Agreement, less accumulated amortization of $1,254,000 and $1,061,000 at December 31, 1995 and 1994, respectively.

7.      CO-PROMOTIONAL AGREEMENT

     Effective October 1, 1990, the Company entered into an agreement with Sandoz Pharmaceuticals Corporation ("Sandoz") to co-promote the product Eldepryl. Under the terms of the agreement, the Company is required to make certain payments to Sandoz in the event sales of Eldepryl exceed certain predefined minimums. The agreement requires Sandoz, among other things, to expend, at a minimum, a predetermined amount for advertising during each year of the agreement. Once the predetermined levels of sales are exceeded, the Company is required to pay Sandoz for advertising expenditures made on behalf of the Company. After Sandoz's advertising expenses are reimbursed, any additional amounts are shared by Sandoz and the Company based upon the terms of the agreement.

     In December 1994, the Company amended its co-promotional agreement with Sandoz. The amended agreement eliminated certain residual period payments to Sandoz, shortened the term to March 31, 1996, eliminated certain sales force detail requirements and requires certain payments to be made to the Company if a predetermined level of sales is not achieved.

     During 1995 the Company entered into an agreement with CoCensys, Inc. for the promotion of Elderpryl. The agreement is effective January 1, 1996 and has an initial term of two years and is renewable annually thereafter. Under the terms of the agreement, the Company will compensate CoCensys, Inc. based on a predetermined formula that considers both the number of new prescriptions written and the net sales dollars in each quarter.

     During 1995, 1994 and 1993, the Company  expensed  $5,304,000,  $22,360,000 and $24,260,000, respectively, pursuant to the agreement. Additionally, certain co-promotional fees paid by Sandoz at the commencement of the agreement are being recognized ratably by the Company during the term of the agreement (six years, expiring on March 31, 1996), and certain costs associated with the procurement, negotiation and execution of the agreement by the owners of the Company are being incurred by the Company in approximately the same amount.

8.      INCOME TAXES

        The income tax provision consists of the following for the years ended December 31, 1995, 1994 and 1993:

                                     1995              1994             1993

  Current tax expense:
    Federal                       $  15,625,000  $  15,025,000   $  17,938,000
    State                             4,177,000      4,899,000       4,124,000
    Foreign                             115,000        114,000         146,000

                                     19,917,000     20,038,000      22,208,000

  Deferred tax expense (benefit):
    Federal                             256,000        754,000        (700,000)
    State                                27,000        108,000        (100,000)

                                        283,000        862,000        (800,000)

  Total provision for income taxes $ 20,200,000   $  20,900,000   $  21,408,000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred taxes (which are included in "Other Assets" in the balance sheet) as of December 31, 1995 and 1994 are as follows:

                                       1995              1994

  Deferred tax assets:
    Deferred revenue            $      23,000     $     110,000
    Deferred compensation             122,000           228,000
    Chargeback allowance              148,000           152,000
    Other                              37,000            42,000

                                      330,000           532,000

  Deferred tax liabilities - excess of tax amortization
    over reporting amortization       246,000           165,000

      Net deferred tax assets    $     84,000     $     367,000

     The statutory federal income tax rate is reconciled to the effective tax rate as follows for the years ended December 31, 1995, 1994 and 1993:

                                                 1995       1994         1993

   Tax at statutory rate                        35.0%       35.0%        35.0%
   State income tax (net of federal benefit)     2.8         3.5          4.1
   Tax credits                                  (9.4)       (9.9)        (7.2)
   Tollgate tax                                  3.9         3.9          2.0
   Other                                        (1.0)        (.4)          --

   Effective tax rate                           31.3%       32.1%        33.9%

 Tax credits result principally from operations in Puerto Rico.

9.      RELATED PARTY TRANSACTIONS

     The Company incurs expenses for ongoing management services and over a six year period for specific services related to the procurement, negotiation and execution of the original co-promotion agreement by the owners of the Company. The Company also incurs other expenses from one or both of its owners as detailed below for the years ended December 31, 1995, 1994 and 1993:

                                         1995          1994           1993

Management fees                      $ 5,370,000   $ 6,228,000   $ 5,950,000
Research and development                    --       1,020,000       835,000
Inventory handling and
distribution fees                        415,000       650,000       750,000
Rent - equipment and facilities        1,416,000     1,065,000       647,000
Product liability insurance                 --         618,000       675,000
Purchase of raw materials                450,000          --            --

10.     SIGNIFICANT CUSTOMERS

     The Company had sales to certain customers which individually exceeded 10% of sales. In 1995 sales to four major customers were $23,986,000, $23,467,000, $15,733,000 and $13,111,000, respectively. In 1994 sales to three major customers were of $30,090,000, $23,479,000 and $17,991,000, respectively. In
1993 sales to three customers were  $28,993,000,  $27,181,000  and  $16,974,000, respectively.

11.     EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution profit sharing plan covering substantially all employees. Contributions are made at the discretion of the Board of Directors. Additionally, during 1994, the Company initiated a deferred compensation plan for certain key employees. Contributions are based on profitability levels for the year. During 1995, 1994 and 1993, the Company recorded expense of $83,000, $755,000 and $100,000 for these plans, respectively.

                            ------------------------------




(b) Reports on Form 8-K

    The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 1996


                                 by  /s/ Milan Puskar
                                 -----------------------------------------------
                                 Milan Puskar
                                 Chairman, Chief Executive Officer and President


          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Milan Puskar         June 26, 1996      /s/ Dana G. Barnett   June 26, 1996
- - -----------------------------               ---------------------------
Milan Puskar                                Dana G. Barnett
Chairman, Chief Executive                   Executive Vice President
Officer and President                       and Director.



/s/ Laurence S. DeLynn   June 26, 1996      /s/ Robert W. Smiley  June 26, 1996
- - -----------------------------               ---------------------------
Laurence S. DeLynn                          Robert W. Smiley
Director                                    Secretary and Director



/s/ Richard A. Graciano  June 26, 1996  /s/ John C. Gaisford, M.D. June 26, 1996
- - -----------------------------               ---------------------------
Richard A. Graciano                         John C. Gaisford, M.D.
Director                                    Director



/s/ C.B. Todd            June 26, 1996      /s/ Frank A. DeGeorge June 26, 1996
- - -----------------------------               ---------------------------
C.B. Todd                                   Frank A. DeGeorge
Senior Vice President                       Director of Corporate Finance as
and Director                                Chief Accounting Officer

                                   EXHIBIT 22

                                  Subsidiaries




Name                                     State of Incorporation
- - -------------------------------------    -----------------------

Milan Holding, Inc. ..................   Delaware

Mylan Inc. ...........................   Delaware

Mylan Pharmaceuticals Inc. ...........   West Virginia

Dow Hickam Pharmaceuticals, Inc. .....   Texas

Bertek, Inc. .........................   West Virginia

American Triumvirate Insurance Company   Vermont

Roderick Corporation .................   Delaware

UDL Laboratories, Inc. ...............   Illinois