Form 10-Q
period 1996-06-30
MYLAN LABORATORIES INC
filed 1996-08-01
CIK 69499

----------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
         --------------------------------------------------------------


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                           YES   X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                          Outstanding at
    Class of Common Stock                 July 25, 1996
      $.50 par value                       121,890,874
 -------------------------------------------------------------------------

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES


                                      INDEX




                                                                   Page
                                                                  Number

PART I. FINANCIAL INFORMATION

        ITEM 1:  Financial Statements

        Consolidated Balance Sheets - June 30, 1996
           and March 31, 1996                                     2A and 2B

        Consolidated Statements of Earnings - Three
           Months Ended June 30, 1996 and 1995                        3

        Consolidated Statements of Cash Flows - Three
           Months Ended June 30, 1996 and 1995                        4

        Notes to Consolidated Financial Statements -
           Three Months Ended June 30, 1996                      5, 6 and 7

        ITEM 2:       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                   8 and 9


PART II. OTHER INFORMATION                                           10

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                    June 30,        March 31,
                                                        1996             1996
                                                   Unaudited          Audited
                                                  ------------      -----------
Current Assets
    Cash and cash equivalents                     $186,710,000     $176,980,000

    Marketable securities                           10,633,000       12,460,000

    Accounts receivable - net                       64,464,000       71,997,000

    Inventories:
        Raw materials                               44,641,000       42,983,000
        Work in process                             18,682,000       19,804,000
        Finished goods                              39,454,000       37,829,000
                                                   -----------      -----------
                                                   102,777,000      100,616,000

    Deferred income tax benefit                     14,166,000       11,560,000

    Other current assets                             5,771,000        5,715,000
                                                   -----------      -----------
           Total Current Assets                    384,521,000      379,328,000



Property, Plant and Equipment - at cost            181,959,000      173,445,000
    Less accumulated depreciation                   54,467,000       51,652,000
                                                   -----------      -----------
                                                   127,492,000      121,793,000

Marketable Securities, non-current                  22,236,000       20,803,000

Investment in and Advances to Somerset              28,744,000       26,337,000

Intangible Assets-net of accumulated amortization   73,291,000       74,601,000

Other Assets                                        75,457,000       69,147,000
                                                  ------------     ------------
Total Assets                                      $711,741,000     $692,009,000
                                                  ============     ============






                 See Notes to Consolidated Financial Statements

                                      -2A-

                      LIABILITIES AND SHAREH0LDERS' EQUITY


                                                     June 30,      March 31,
                                                        1996            1996
                                                   Unaudited         Audited
                                                  ----------      ----------
Current Liabilities
    Trade accounts payable                      $ 11,382,000    $ 14,039,000

    Current portion of long-term debt              1,400,000       1,400,000

    Income taxes payable                          18,174,000      10,096,000

    Other current liabilities                     23,531,000      18,185,000

    Cash dividend payable                          4,883,000       4,875,000
                                                  ----------      ----------
           Total Current Liabilities              59,370,000      48,595,000

Long-Term Obligations                             18,411,000      18,002,000

Deferred Income Tax Liability                      8,412,000       8,971,000

Shareholders' Equity:
    Preferred stock, par value $.50 per
        share, authorized 5,000,000 shares,              -               -
        issued and outstanding - none

    Common stock, par value $.50 per share,
        authorized 300,000,000 shares, issued
        122,579,199 shares at June 30, 1996
        and 122,524,789 shares at
        March 31, 1996                            61,289,000      61,262,000

    Additional paid-in capital                    86,553,000      85,996,000

    Retained earnings                            479,272,000     470,136,000

    Unrealized gain on investments                   962,000       1,575,000
                                                 -----------     -----------
                                                 628,076,000     618,969,000

    Less Treasury stock - at cost, 694,950
        shares at June 30, 1996 and
        March 31, 1996                             2,528,000       2,528,000
                                                 -----------     -----------
Net Worth                                        625,548,000     616,441,000
                                                 -----------     -----------
Total Liabilities and Shareholders' Equity      $711,741,000    $692,009,000
                                                ============    ============






                 See Notes to Consolidated Financial Statements

                                      -2B-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                    UNAUDITED

                                             1996               1995
                                       ------------       ------------
NET SALES                              $ 98,543,000       $109,192,000

COST AND EXPENSES:
    Cost of Sales                        55,779,000         50,628,000

    Research and Development             10,531,000          8,174,000

    Selling and Administrative           21,251,000         14,003,000
                                         ----------         ----------
                                         87,561,000         72,805,000

EQUITY IN EARNINGS OF SOMERSET            5,043,000          5,571,000

OTHER INCOME                              3,992,000          3,963,000
                                         ----------         ----------
EARNINGS BEFORE INCOME TAXES             20,017,000         45,921,000

INCOME TAX RATE                               30%                28%

INCOME TAXES                              6,006,000         12,754,000
                                       ------------       ------------
NET EARNINGS                           $ 14,011,000       $ 33,167,000
                                       ============       ============
EARNINGS PER SHARE                     $        .12       $        .28
                                       ============       ============
WEIGHTED AVERAGE COMMON SHARES          121,868,000        119,265,000
                                       ============       ============





The above Financial Statements give retroactive effect to the three-for-two stock split effective August 15, 1995 (See Note C).

The Company paid regular quarterly cash dividends of $.03 per share from October 1994 to July 1995 and $.04 per share since October 1995.













                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                    UNAUDITED

                                                        1996           1995
                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Earnings                                    $ 14,011,000   $ 33,167,000
    Adjustments to reconcile net earnings to net
        cash from operating activities:
           Depreciation and amortization               4,215,000      3,455,000
           Deferred income taxes                      (2,836,000)       868,000
           Equity in the earnings of Somerset         (5,043,000)    (5,571,000)
           Cash received from Somerset                 2,636,000      5,133,000
           Allowances on accounts receivable             (14,000)    (1,392,000)
           Other non-cash items                         (565,000)      (200,000)
        Changes in operating assets and liabilities:
           Accounts receivable                         7,547,000    (5,985,000)
           Inventories                                (2,236,000)     1,745,000
           Trade accounts payable                     (2,657,000)    (6,379,000)
           Income taxes payable                        8,078,000      1,926,000
           Other operating assets and liabilities      5,291,000       (460,000)
                                                      ----------     -----------
Net cash provided from operating activities           28,427,000     26,307,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment        (8,514,000)    (5,172,000)
    Increase in intangible and other assets           (5,345,000)    (1,408,000)
    Proceeds from investment securities                5,909,000      5,041,000
    Purchase of investment securities                 (6,457,000)    (6,613,000)
                                                    -------------   ------------
Net cash used in investing activities                (14,407,000)    (8,152,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividend paid                                (4,867,000)    (3,974,000)
    Payments on long-term obligations                     (7,000)        (7,000)
    Proceeds from exercise of stock options              584,000        338,000
                                                     ------------    -----------
Net cash used in financing activities                 (4,290,000)    (3,643,000)
                                                     ------------    -----------

Net Increase in Cash and Cash Equivalents              9,730,000     14,512,000
Cash and Cash Equivalents - Beginning of Period      176,980,000    127,280,000
                                                    ------------    ------------

Cash and Cash Equivalents - End of Period           $186,710,000   $141,792,000
                                                  ==============   =============
CASH PAID DURING THE PERIOD FOR:
    Interest                                        $      5,000  $       6,000
    Income Taxes                                    $    761,000  $   9,959,000





                  See Nots to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            THREE MONTH PERIOD ENDED
                                  JUNE 30, 1996

                                    Unaudited

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996 and March 31, 1996 together with the results of operations and cash flows for the interim periods ended June 30, 1996 and 1995. The consolidated results of operations for the three months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1996 Annual Report and Report on Form 10-K.

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

D. On February 28, 1996 the Company acquired UDL Laboratories, Inc. (UDL). UDL is the premier supplier of unit dose generic pharmaceuticals to the institutional and long term care markets. UDL has its corporate headquarters in Rockford, Illinois and maintains manufacturing, research and development and distribution facilities in Rockford, Illinois as well as Largo, Florida.

      The transaction, was accounted for under the purchase method of accounting. Payment of approximately $47,500,000 was made through the issuance of newly registered common stock of the Company.

E. On June 14, 1996, the Company executed a series of agreements with American Home Products Corporation ("AHP"), relating to the products Maxzide(R) and Maxzide-25MG(R).In general these agreements will terminate the existing license agreements between the Company and AHP which had previously marketed the products through its Lederle Laboratories Division ("Lederle").The Company will record this transaction and commence marketing Maxzide(R) and Maxzide-25MG(R)upon receipt of antitrust clearance.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            THREE MONTH PERIOD ENDED
                                  JUNE 30, 1996

                                    Unaudited

E. (con't) Under the terms of the agreement, the Company shall pay to AHP specified amounts over a five year period commencing at the effective date. In addition, the Company shall pay to AHP a royalty predicated on sales for use of certain trademarks during a five year period with specified minimum annual royalty payments. At the end of such period all royalty obligations will cease and ownership of the trademarks will be transferred to the Company.

      The companies have agreed that AHP will retain marketing rights in certain foreign countries under a modified International Supply Agreement. Additionally, the companies have agreed that for a three year period the Company shall pay AHP certain amounts predicated on the gross profit realized by the Company on its sales of a generic Dyazide(R) product to unrelated parties. The terminated agreements prevented the Company from marketing such products without first attempting to negotiate a supply agreement with Lederle. In connection with these agreements, the Company and AHP agreed to terminate certain litigation.

F. During 1996 Bertek was involved in an arbitration matter unrelated to the pharmaceutical business. On May 2, 1996 the arbitration panel issued a decision against Bertek for approximately $4,000,000. The Company has appealed the arbitration ruling. Additionally, the Company was a defendant in a suit filed by Upsher-Smith Laboratories alleging breach of contract related to the sale and distribution of one of the Company's generic pharmaceutical products. The suit claimed damages in excess of $13,000,000. The Company entered into a settlement agreement with Upsher-Smith Laboratories on July 10, 1996 for payment of an agreed upon amount.

      As of June 30, 1996 the Company has accrued all amounts to be paid in the latter case and amounts which the Company believes to be sufficient to cover any payments which may result from the ultimate resolution of the Bertek arbitration matter. The amounts accrued for these litigation matters were included in selling and administrative expenses for the quarter ended June 30, 1996.

G. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. (Somerset), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            THREE MONTH PERIOD ENDED
                                  JUNE 30, 1996

                                    Unaudited

G. (con't) Condensed unaudited financial information of Somerset for the three month periods ended June 30, 1996 and 1995 are as follows: (in thousands)
                                       June 30,               June 30,
                                         1996                   1995
                                      ----------             -----------
           Net Sales                   $ 30,143               $ 22,997
           Costs and Expenses          (16,295)                (8,853)
           Income Taxes                 (4,807)                (4,437)
                                      ----------             -----------
           Net Earnings                $  9,041               $  9,707
                                      ==========             ===========

      The above information represents 100% of Somerset's operations of which the Company has a 50% interest.

      Somerset's marketing exclusivity for Eldepryl under the Orphan Drug Act expired on June 6, 1996. In late May 1996 Somerset received FDA approval to market an easy-to-identify capsule which was launched immediately by Somerset. This launch was responsible for the higher than normal sales and along with increased research and development expenses caused the increase in Costs and Expenses over last year's first quarter.

                         PART 1 - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

      Net earnings per share were $.12 for the quarter ended June 30, 1996 compared to the record high $.28 for the same quarter a year ago and $.15 for the quarter ended March 31, 1996. Net sales of $98,543,000 and gross profit of $42,764,000 representing 43% of net sales for the current quarter are down from last year's $109,192,000 net sales and $58,564,000 gross profit which represented 54% of net sales. Severe price competition in the generic drug industry and the lack of significant new product approvals for the Company over the last 15 months is the primary cause of the decreases from last year's first quarter to the current quarter. The modest increase in sales and gross profits over the quarter ended March 31, 1996 is due to the addition of UDL in March of 1996 and changes in product mix including the addition of three new products, two of which were launched in late March 1996 and one which was added during the quarter ended June 30, 1996.

      Research and development expense of $10,531,000 for the current quarter represents a 29% increase over the prior year first quarter. The current quarter amount is consistent with expenditures in the third and fourth quarter of fiscal 1996 and is indicative of the Company's increased and aggressive research programs aimed at both generic products and innovative compounds. The Company expects future expenses for research and development to be at or higher than the current quarter level.

      Selling and administrative expenses were $21,251,000 for the quarter ended June 30, 1996 compared to $14,003,000 for the same quarter a year ago. The Company initiated cost containment efforts throughout fiscal 1996 which resulted in quarterly expenses of roughly $14 million in each of the four quarters of fiscal 1996. The current quarter includes expenses from UDL, including amortization of intangible assets acquired which will be recurring, and non-recurring expenses resulting from the settlement of and provisions for certain legal matters as discussed in footnote R in the Company's financial statements for the year ended March 31, 1996. The Company expects that future selling and administrative expenses will be less than the current quarter but higher than previous quarters as a result of the UDL and Maxzide acquisitions.

      Somerset's contribution to the Company's earnings per share remained at $.04 despite the increase in sales of Eldepryl by Somerset. This is primarily due to costs associated with the change from tablets to capsules during the current quarter and also to continued increases in research and development expenses by Somerset. The switch from tablets to capsules has had the effect of extending, at least temporarily, Somerset's exclusivity on the compound for use in the treatment of late stage Parkinson's disease, which enables Somerset to continue its aggressive research efforts without diluting its contribution to the Company's earnings per share.
      The effective tax rate of 30% for the first quarter represents the Company's expected rate for fiscal 1997 which is up from last year's effective tax rate of 28%. The increase is due to changes in tax credits and expected changes in the mix of domestic versus Puerto Rican source income.

Liquidity and Capital Resources and Financial Condition

      Working capital decreased from $330,733,000 at March 31, 1996 to $325,151,000 at June 30, 1996. The ratio of current assets to current liabilities was 7.8 to 1 at March 31, 1996 and 6.5 to 1 at June 30, 1996. The decrease in the current ratio is primarily attributable to increases in income taxes payable and other current liabilities.

      Net cash provided from operating activities was $28,427,000 for the three months ended June 30, 1996 compared to $26,307,000 for the same period last year. The decrease in net earnings was offset by the timing of tax payments and the collection of accounts receivable.

      Additions to property, plant and equipment amounted to $8,514,000 for the three months ended June 30, 1996 compared to $5,172,000 for the same period a year ago. Current quarter capital expenditures are principally related to ongoing construction projects relating to a research and development facility and a sustained release production facility, both in Morgantown, West
Virginia.

PART II. OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K

  (a)      Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

  (b) Reports on Form 8-K - There were no reports on Form 8-K during the three months ended June 30, 1996.




                             SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Mylan Laboratories Inc.
                                  (Registrant)



DATE   8/1/96                          /s/ Milan Puskar
                                      ------------------------
                                      Milan Puskar
                                      Chairman of the Board, Chief
                                      Executive Officer and President



DATE   8/1/96                         /s/ Frank A. DeGorge
                                      -------------------------
                                      Frank A. DeGeorge
                                      Director of Corporate Finance