Form 10-Q
period 1996-09-30
MYLAN LABORATORIES INC
filed 1996-11-14
CIK 69499

-------------------------------------------------------------------------------


     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549
                        FORM 10-Q
    --------------------------------------------------------------


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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

               YES   X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                           Outstanding at
         Class of Common Stock             November 8, 1996
             $.50 par value                   121,914,754

--------------------------------------------------------------------------------

               MYLAN LABORATORIES INC. AND SUBSIDIARIES


                                                                INDEX
                                                              -----------

PART I. FINANCIAL INFORMATION

        ITEM 1:  Financial Statements

        Consolidated Balance Sheets - September 30, 1996
           and March 31, 1996                                    2A and 2B

        Consolidated Statements of Earnings - Three and
           Six Months Ended September 30, 1996 and 1995              3

        Consolidated Statements of Cash Flows - Six
           Months Ended September 30, 1996 and 1995                  4

        Notes to Consolidated Financial Statements -
           Six Months Ended September 30, 1996                 5, 6 and 7

        ITEM 2:    Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations                              8 and 9


PART II. OTHER INFORMATION                                           10

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                               ------------------


                                                   September 30,  March 31,
                                                        1996        1996
                                                     Unaudited     Audited
                                                   ------------ ------------
Current Assets:
    Cash and cash equivalents                      $148,979,000 $176,980,000

    Marketable securities                             9,985,000   12,460,000

    Accounts receivable - net                        87,553,000   71,997,000

    Inventories:
        Raw materials                                41,143,000   42,983,000
        Work in process                              22,752,000   19,804,000
        Finished goods                               36,527,000   37,829,000
                                                    -----------  -----------
                                                    100,422,000  100,616,000

    Deferred income tax benefit                       8,932,000   11,560,000

    Other current assets                              5,864,000    5,715,000
                                                   ------------ ------------

           Total Current Assets                     361,735,000  379,328,000


Property, Plant and Equipment - at cost             187,668,000  173,445,000
    Less accumulated depreciation                    57,360,000   51,652,000
                                                  ------------- ------------
                                                    130,308,000  121,793,000

Marketable Securities, non-current                   23,307,000   20,803,000

Investment in and Advances to Somerset               28,992,000   26,337,000

Intangible Assets-net of accumulated amortization   141,237,000   74,601,000

Other Assets                                         79,309,000   69,147,000
                                                  ------------- ------------

Total Assets                                       $764,888,000 $692,009,000





        See Notes to Consolidated Financial Statements



                             -2A-

                      LIABILITIES AND SHAREH0LDERS' EQUITY


                                              September 30,     March 31,
                                                   1996           1996
                                                Unaudited       Audited
                                              -------------  -------------
Current Liabilities:
    Trade accounts payable                     $ 12,356,000  $ 14,039,000

    Current portion of long-term obligations     20,379,000     1,400,000

    Income taxes payable                          7,769,000    10,096,000

    Other current liabilities                    25,135,000    18,185,000

    Cash dividend payable                         4,884,000     4,875,000
                                                ----------- -------------

           Total Current Liabilities             70,523,000    48,595,000

Long-Term Obligations                            48,161,000    18,002,000

Deferred Income Tax Liability                     8,392,000     8,971,000

Shareholders' Equity:
    Preferred stock, par value $.50 per
        share, authorized 5,000,000 shares,          -              -
        issued and outstanding - none

    Common stock, par value $.50 per share,
        authorized 300,000,000 shares, issued
        122,589,379 shares at September 30,
        1996 and 122,524,789 shares at
        March 31, 1996                           61,295,000    61,262,000

    Additional paid-in capital                   86,663,000    85,996,000

    Retained earnings                           491,744,000   470,136,000

    Net unrealized gain on investments              638,000     1,575,000
                                                -----------  ------------

                                                640,340,000   618,969,000

    Less Treasury stock - at cost, 694,950
        shares at September 30, 1996 and
        March 31, 1996                            2,528,000     2,528,000
                                               ------------  ------------
Net Worth                                       637,812,000   616,441,000
                                               ------------  ------------

Total Liabilities and Shareholders' Equity     $764,888,000  $692,009,000





                 See Notes to Consolidated Financial Statements



                                      -2B-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    UNAUDITED
                                    ---------

                          Three Months Ended September 30,   Six Months Ended September 30,
                          ---------------------------------  ------------------------------
                                      1996            1995        1996          1995
                                     ------          ------      ------        ------
NET SALES                      $  108,981,000   $ 97,715,000 $ 207,524,000 $ 206,907,000

COST AND EXPENSES:
    Cost of Sales                  63,836,000     44,859,000   119,615,000    95,487,000

    Research and Development       10,255,000      9,438,000    20,786,000    17,612,000

    Selling and Administrative     19,465,000     13,660,000    40,716,000    27,663,000
                                 ------------  -------------   -----------   -----------

                                   93,556,000     67,957,000   181,117,000   140,762,000

EQUITY IN EARNINGS OF SOMERSET      5,002,000      6,138,000    10,045,000    11,709,000
OTHER INCOME                        3,769,000      4,760,000     7,761,000     8,723,000

EARNINGS BEFORE INCOME TAXES       24,196,000     40,656,000    44,213,000    86,577,000

INCOME TAX RATE                        28%            28%           29%           28%

INCOME TAXES                        6,848,000     11,180,000    12,854,000    23,934,000
                                ------------   -------------   -----------   -----------

NET EARNINGS                     $ 17,348,000   $ 29,476,000  $ 31,359,000  $ 62,643,000
                                =============   ============  ============  ============
EARNINGS PER SHARE               $        .14   $        .25  $        .26  $        .53
                                =============   ============  ============  ============

WEIGHTED AVERAGE COMMON SHARES    121,892,000    119,319,000   121,880,000   119,294,000
                                =============   ============  ============  ============



The Company paid regular quarterly cash dividends of $.03 per share from October 1994 to July
1995 and $.04 per share since October 1995.



                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                    UNAUDITED
                                   -----------
                                                         1996           1995
                                                        ------         ------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Earnings                                    $ 31,359,000   $62,643,000
    Adjustments to reconcile net earnings to net
        cash provided from operating activities:
           Depreciation and amortization               8,876,000     5,727,000
           Deferred income taxes                       2,553,000     2,494,000
           Equity in the earnings of Somerset        (10,045,000)  (11,709,000)
           Cash received from Somerset                 7,390,000    10,207,000
           Allowances on accounts receivable          (2,053,000)   (4,198,000)
           Other non-cash items                       (1,349,000)      687,000
        Changes in operating assets and liabilities:
           Accounts receivable                       (13,503,000)   (6,523,000)
           Inventories                                    80,000     3,155,000
           Trade accounts payable                     (1,683,000)      627,000
           Income taxes payable                       (2,327,000)  (17,704,000)
           Other operating assets and liabilities      6,800,000    (2,333,000)
                                                     ------------ -------------
Net cash provided from operating activities           26,098,000    43,073,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment       (14,223,000)  (17,017,000)
    Increase in intangible and other assets          (27,949,000)  (19,360,000)
    Proceeds from investment securities               12,848,000    35,848,000
    Purchase of investment securities                (14,318,000)  (10,731,000)
                                                     ------------ ------------
Net cash used in investing activities                (43,642,000)  (11,260,000)

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividend paid                                (9,742,000)   (7,950,000)
    Payments on long-term obligations                 (1,415,000)      (15,000)
    Proceeds from exercise of stock options              700,000       695,000
                                                    ------------- ------------
Net cash used in financing activities                (10,457,000)   (7,270,000)
                                                    ------------- ------------


Net Increase(Decrease) in Cash and Cash Equivalents  (28,001,000)   24,543,000
Cash and Cash Equivalents - Beginning of Period      176,980,000   127,280,000
                                                    ------------- ------------

Cash and Cash Equivalents - End of Period           $148,979,000  $151,823,000
                                                    ============  ============
CASH PAID DURING THE PERIOD FOR:
    Interest                                        $    425,000  $     12,000
    Income Taxes                                    $ 12,627,000  $ 39,226,000



                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SIX MONTH PERIOD ENDED
                               SEPTEMBER 30, 1996

                                    Unaudited
                                   -----------

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and March 31, 1996 together with the results of operations and cash flows for the interim periods ended September 30, 1996 and 1995. The consolidated results of operations for the three and six months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

D. On June 14, 1996, the Company executed a series of agreements with American Home Products Corporation ("AHP"), relating to the products Maxzide(R) and Maxzide-25MG(R). These agreements were subject to regulatory approval which was received on August 2, 1996. Since 1984 these products, which were developed and manufactured by Mylan, were marketed by AHP's Lederle Laboratories Division under a worldwide license arrangement.

      Under the terms of the new agreements the Company is now marketing the products in the United States. AHP retained marketing rights in a few select foreign countries and will continue to purchase product from the Company. AHP also retains ownership of certain trademarks and trade dress which have been licensed to the Company for a period of five years. At the end of the five year period ownership of these intangibles will be transferred to the Company. In connection with the new agreements both parties agreed to terminate all legal actions between the companies relating to Maxzide(R) and Maxzide-25mg(R).

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SIX MONTH PERIOD ENDED
                               SEPTEMBER 30, 1996

                                    Unaudited
                                   -----------

D. (con't) As a result of the transaction the Company has recorded an intangible asset of approximately $70 million representing the present value of the minimum payments due to AHP and liabilities of approximately $50 million representing such amount less the payment made by the Company to AHP upon consummation of the transaction. The Company will recognize expense of approximately $2.8 million annually through the amortization of this intangible asset over the estimated useful life of the asset. Additionally the Company will recognize interest expense on the outstanding obligation to AHP. During the quarter ended September 30, 1996 the Company recognized $744,000 in amortization and interest expense.

      In connection with the transaction, the Company also began selling a generic version of Dyazide(R). The previous license arrangement with AHP prevented the Company from marketing this product. Mylan has agreed to pay to AHP certain amounts predicated upon the gross profits realized by the Company resulting from the sales of this generic product for a period of three years. Such payments, along with any trademark license royalties in excess of the agreed upon minimums, shall be expensed as incurred by the Company.

E. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. ("Somerset"), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

      Condensed unaudited financial information of Somerset for the three and six month periods ended September 30, 1996 and 1995 are as follows: (in thousands)

                                Three Months Ended    Six Months Ended
                                    September 30,       September 30,

                                   1996      1995       1996     1995
                                  ------    ------     ------   ------
         Net Sales               $26,224    $27,181   $56,367   $50,178
         Costs and Expenses      (11,733)   (11,300)  (28,028)  (20,153)
         Income Taxes             (5,337)    (5,191)  (10,144)   (9,628)
                                 --------   --------  --------  --------
         Net Earnings            $ 9,154    $10,690   $18,195   $20,297
                                 ========   ========  ========  ========

      The above information represents 100% of Somerset's operations of which the Company has a 50% interest.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SIX MONTH PERIOD ENDED
                               SEPTEMBER 30, 1996

                                    Unaudited
                                   -----------

E. (con't) Somerset's marketing exclusivity for Eldepry(R) under the Orphan Drug Act expired on June 6, 1996. In late May 1996 Somerset received FDA approval to market an easy-to-identify capsule which was launched immediately by Somerset. This launch was responsible for the higher than normal sales in the June 1996 quarter and along with increased research and development expenses caused the increase in Costs and Expenses over the prior year's six month period.

      In August 1996, the Food and Drug Administration ("FDA") approved three companies to market a generic tablet form of Eldeprly(R). Somerset filed a complaint against the FDA requesting injunctive and declaratory relief and a review of agency action, and simultaneously requested a temporary restraining order in connection with these approvals by the FDA. Somerset maintains that such approval should not have been granted by the FDA because the tablets were not approved in accordance with law. While the Court denied Somerset's request for a temporary restraining order, a date has yet to be set for a hearing on the preliminary injunction and a motion regarding discovery is pending.

F. On August 23, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan ("the Plan") and declared a dividend distribution to be made to Shareholders of record on September 5, 1996 of one Preferred Share Purchase Right ("the Right") on each outstanding share of the Company's common stock. The Plan was adopted to provide the Company's Directors with sufficient time to assess and evaluate any takeover bid, and explore and develop a reasonable response. The Company is entitled to redeem the Rights at $.001 per Right at any time prior to ten days after the time any person acquires 15% or more of the Company's common stock. The Rights will expire on September 5, 2006 unless previously redeemed or exercised.

                         PART 1 - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               --------------------------------------------------

Results of Operations
---------------------
      Net earnings per share were $.14 for the three months ended
September 30, 1996 compared to the record high $.25 for the same quarter a year ago and $.12 for the quarter ended June 30, 1996. This ended five quarters of decreasing earnings. Net earnings per share for the six month period were $.26 compared to $.53 for the same period a year ago. Net sales for the three and six months ended September 30, 1996 were $108,981,000 and $207,524,000 representing increases over the prior year comparable periods of 12% and .3%. The increases are primarily attributable to increased volume, the addition of UDL, the launch of Maxzide(R) late in the quarter and three new generic approvals, including the approval of the Bertek nitroglycerin patch.

      Gross margin as a percent of net sales decreased from 54% for the three and six months ended September 30, 1995 to 41% and 42% for the three and six months ended September 30, 1996. The decrease in rates from the prior periods is due to the continued pricing pressures in the generic industry.

      Research and development expenditures for the three and six month periods ended September 30, 1996 increased 9% to $10,255,000 and 17% to $20,786,000 over the prior year comparable periods. These increases are indicative of the Company's aggressive research programs aimed at both generic products and innovative compounds.

      Selling and administrative expenses were $19,465,000 and $40,716,000 for the three and six month periods ended September 30, 1996 compared to $13,660,000 and $27,663,000 for the three and six month periods ended September 30, 1995. The increases over the prior periods is due to recurring expenses associated with the UDL and Maxzide acquisitions along with non-recurring charges relating to provisions for legal settlements and the bankruptcy of a customer in the current periods.

      Somerset's contribution to the Company's earnings per share were $.04 and $.08 for the three and six month periods ended September 30, 1996 compared to $.05 and $.09 for the three and six month periods ended September 30, 1995.
The Company expects that the introduction of generic competition on Eldepryl(R) coupled with higher levels of research and development expenditures by Somerset will adversely affect Somerset's contribution to the Company's net earnings per share (see note E).

Liquidity and Capital Resources and Financial Condition
-------------------------------------------------------
      Working capital decreased from $330,733,000 at March 31, 1996 to $291,212,000 at September 30, 1996. The ratio of current assets to current liabilities was 7.8 to 1 at March 31, 1996 and 5.1 to 1 at September 30, 1996. The change in the current ratio is primarily attributable to the AHP agreements which resulted in an increase in the current portion of long-term debt and a decrease in cash and cash equivalents.

      Net cash provided from operating activities was $26,098,000 for the six months ended September 30, 1996 compared to $43,073,000 for the same period last year. The change is primarily related to the decrease in gross profit dollars resulting from generic price deterioration and the timing of tax payments.

      Additions to property, plant and equipment amounted to $14,223,000 for the six months ended September 30, 1996. Capital expenditures are principally related to the completion of a research and development facility and construction of a sustained release facility, both in Morgantown, West
Virginia.

      The increases in intangible assets and long-term obligations are due principally to the AHP transaction as described in Note D.

PART II. OTHER INFORMATION


      Item 6. Exhibits and Reports on Form 8-K
      -------------------------------------------
      (a) Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

      (b) Reports on Form 8-K - On September 3, 1996 the Company filed a report on Form 8-K dated August 23, 1996 covering Item 5 thereof regarding an announcement by the Board of Directors of a Shareholder Rights Plan.




                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Mylan Laboratories Inc.
                                                       (Registrant)



DATE    11/12/96                              /s/  Milan Puskar
    ------------------------------------    ----------------------------------
                                               Milan Puskar
                                               Chairman of the Board, Chief
                                               Executive Officer and President



DATE  11/12/96                               /s/ Frank A. Degeorge
    ------------------------------------    ----------------------------------
                                                Frank A. DeGeorge
                                                Director of Corporate Finance