Form 10-Q
period 1996-12-31
MYLAN LABORATORIES INC
filed 1997-01-31
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                               FORM 10-Q
                   --------------------------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1996

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

                 YES   X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
                                                            Outstanding at
     Class of Common Stock                                 January 28, 1997
        $.50 par value                                        122,005,085
-------------------------------------------------------------------------------

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES


                                    INDEX




                                                                 Page
                                                                Number


PART I. FINANCIAL INFORMATION

    ITEM 1:  Financial Statements

    Consolidated Balance Sheets - December 31, 1996
     and March 31, 1996                                         2A and 2B

    Consolidated Statements of Earnings - Three and
     Nine Months Ended December 31, 1996 and 1995                   3

    Consolidated Statements of Cash Flows - Nine
     Months Ended December 31, 1996 and 1995                        4

    Notes to Consolidated Financial Statements -
     Nine Months Ended December 31, 1996                       5, 6, and 7

    ITEM 2: Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                            8 and 9


PART II. OTHER INFORMATION                                           10

                MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                             ASSETS



                                                   December 31,     March 31,
                                                       1996           1996
                                                    Unaudited        Audited
Current Assets:
    Cash and cash equivalents                      $154,723,000     $176,980,000
    Marketable securities                            12,069,000       12,460,000
    Accounts receivable - net                        97,081,000       71,997,000
    Inventories:
        Raw materials                                40,028,000       42,983,000
        Work in process                              22,127,000       19,804,000
        Finished goods                               35,113,000       37,829,000
                                                   ------------     ------------
                                                     97,268,000      100,616,000
    Deferred income tax benefit                      12,797,000       11,560,000
    Other current assets                              6,364,000        5,715,000
                                                   ------------     ------------
           Total Current Assets                     380,302,000      379,328,000


Property, Plant and Equipment - at cost             193,539,000      173,445,000
    Less accumulated depreciation                    60,282,000       51,652,000
                                                   ------------     ------------
                                                    133,257,000      121,793,000
Marketable Securities, non-current                   25,137,000       20,803,000
Investment in and Advances to Somerset               25,299,000       26,337,000
Intangible Assets-net of accumulated amortization   139,278,000       74,601,000
Other Assets                                         77,191,000       69,147,000
                                                   ------------     ------------
Total Assets                                       $780,464,000     $692,009,000
                                                   ============     ============






                 See Notes to Consolidated Financial Statements

                                     -2A-

                    LIABILITIES AND SHAREH0LDERS' EQUITY


                                                   December 31,     March 31,
                                                       1996           1996
                                                     Unaudited       Audited
Current Liabilities:
    Trade accounts payable                         $ 11,281,000     $ 14,039,000
    Current portion of long-term obligations         21,430,000        1,400,000
    Income taxes payable                             10,457,000       10,096,000
    Other current liabilities                        25,959,000       18,185,000
    Cash dividend payable                             4,888,000        4,875,000
                                                   ------------     ------------
           Total Current Liabilities                 74,015,000       48,595,000
Long-Term Obligations                                49,042,000       18,002,000
Deferred Income Tax Liability                         6,538,000        8,971,000
Shareholders' Equity:
    Preferred stock, par value $.50 per
      share, authorized 5,000,000 shares,              -                 -
      issued and outstanding - none
    Common  stock,  par value  $.50 per share,
      authorized  300,000,000  shares,
      issued 122,640,913 shares at December 31,
      1996 and 122,524,789 shares at
      March 31, 1996                                 61,321,000       61,262,000
    Additional paid-in capital                       87,400,000       85,996,000
    Retained earnings                               504,946,000      470,136,000
    Net unrealized gain (loss) on investments          (331,000)       1,575,000
                                                   ------------     ------------
                                                    653,336,000      618,969,000
    Less Treasury stock - at cost, 677,950
        shares at December 31, 1996 and
        694,950 shares at March 31, 1996              2,467,000        2,528,000
                                                   ------------     ------------
Net Worth                                           650,869,000      616,441,000
                                                   ------------     ------------
Total Liabilities and Shareholders' Equity         $780,464,000     $692,009,000
                                                   ============     ============






                     See Notes to Consolidated Financial Statements

                                        -2B-

                        MYLAN LABORATORIES INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                                       UNAUDITED

                                 Three Months Ended December 31,    Nine Months Ended December 31,
                                 -------------------------------    ------------------------------
                                       1996           1995            1996           1995
                                       ----           ----            ----           ----

NET SALES                          $113,981,000    $91,319,000     $321,505,000      $298,226,000
COST AND EXPENSES:
    Cost of Sales                    66,729,000     47,620,000      186,344,000       143,107,000
    Research and Development         10,775,000     10,948,000       31,561,000        28,560,000
    Selling and Administrative       19,566,000     14,106,000       60,282,000        41,769,000
                                   ------------    -----------     ------------      ------------
                                     97,070,000     72,674,000      278,187,000       213,436,000
EQUITY IN EARNINGS OF SOMERSET        4,462,000      7,905,000       14,507,000        19,614,000
OTHER INCOME                          2,505,000      3,970,000       10,266,000        12,693,000
                                   ------------    -----------     ------------      ------------
EARNINGS BEFORE INCOME TAXES         23,878,000     30,520,000       68,091,000       117,097,000
INCOME TAX RATE                          24%            28%              27%               28%
INCOME TAXES                          5,797,000      8,596,000       18,651,000        32,530,000
                                   ------------    -----------     ------------      ------------
NET EARNINGS                       $ 18,081,000    $21,924,000     $ 49,440,000      $ 84,567,000
                                   ============    ===========     ============      ============
EARNINGS PER SHARE                 $        .15    $       .18     $        .41      $        .71
                                   ============    ===========     ============      ============
WEIGHTED AVERAGE COMMON SHARES      121,916,000    119,388,000      121,892,000       119,322,000
                                   ============    ===========     ============      ============



The Company paid regular quarterly cash dividends of $.03 per share from October
1994 to July 1995 and $.04 per share since October 1995.



                 See Notes to Consolidated Financial Statements

                       MYLAN LABORATORIES INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                      UNAUDITED

                                                            1996        1995
                                                            ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Earnings                                      $ 49,440,000   84,567,000
    Adjustments to reconcile net earnings to net
        cash from operating activities:
           Depreciation and amortization                13,896,000    9,968,000
           Deferred income tax expense(benefit)           (312,000)     408,000
           Equity in the earnings of Somerset          (14,508,000)  19,614,000)
           Cash received from Somerset                  15,546,000   15,387,000
           Allowances on accounts receivable              (805,000)  (5,976,000)
           Other non-cash items                            949,000      665,000
        Changes in operating assets and liabilities:
           Accounts receivable                         (23,934,000)   3,042,000
           Inventories                                   3,223,000   (5,333,000)
           Trade accounts payable                       (2,758,000)   2,347,000
           Income taxes payable                         (1,767,000) (12,965,000)
           Other operating assets and liabilities        7,126,000       71,000
                                                       -----------   -----------
Net cash provided from operating activities             46,096,000   72,567,000

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment         (20,094,000) (25,444,000)
    Increase in intangible and other assets            (29,257,000) (12,427,000)
    Proceeds from investment securities                 17,078,000   56,752,000
    Purchase of investment securities                  (20,952,000) (15,386,000)
                                                       -----------   -----------
Net cash provided from (used in) investing activities  (53,225,000)   3,495,000

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividend paid                                 (14,617,000) (12,724,000)
    Payments on long-term obligations                   (1,423,000)     (21,000)
    Proceeds from exercise of stock options                912,000    1,499,000
                                                       -----------   -----------
Net cash used in financing activities                  (15,128,000) (11,246,000)
                                                       -----------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents   (22,257,000)  64,816,000
Cash and Cash Equivalents - Beginning of Period        176,980,000  127,280,000
                                                      ------------  ------------

Cash and Cash Equivalents - End of Period             $154,723,000 $192,096,000
                                                      ============  ============

CASH PAID DURING THE PERIOD FOR:
    Interest                                          $    433,000 $     16,000
    Income Taxes                                      $ 20,728,000 $ 45,089,000


                       See Notes to Consolidated Financial Statements

                       MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NINE MONTH PERIOD ENDED
                                  DECEMBER 31, 1996

                                     Unaudited

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1996 and March 31, 1996 together with the results of operations and cash flows for the interim periods ended December 31, 1996 and 1995. The consolidated results of operations for the three and nine months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

                         MYLAN LABORATORIES INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NINE MONTH PERIOD ENDED
                                DECEMBER 31, 1996

                                    Unaudited

D. (con't) As a result of the transaction the Company has recorded an intangible asset of approximately $70 million representing the present value of the minimum payments due to AHP and liabilities of approximately $50 million representing such amount less the payment made by the Company to AHP upon consummation of the transaction. The Company will recognize expense of approximately $2.8 million annually through the amortization of this intangible asset over the estimated useful life of the asset. Additionally the Company will recognize interest expense on the outstanding obligation to AHP. From consumation of the transaction (August 2, 1996) through December 31, 1996 the Company recognized $2,587,000 in amortization and interest expense.

      In connection with the transaction, the Company also began selling a generic version of Dyazide(R). The previous license arrangement with AHP prevented the Company from marketing this product. Mylan has agreed to pay to AHP certain amounts predicated upon the gross profits realized by the Company resulting from the sales of this generic product for a period of three years. Such payments, along with any trademark license royalties in excess of the agreed upon minimums, are being expensed as incurred by the Company.

E. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. ("Somerset"), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

      Condensed unaudited financial information of Somerset for the three and nine month periods ended December 31, 1996 and 1995 are as follows: (in thousands)


                               Three Months Ended       Nine Months Ended
                                  December 31,              December 31,
                                 1996      1995           1996        1995
                                 ----      ----           ----        ----
        Net Sales              $19,685   $31,916        $76,052     $82,094
        Costs and Expenses      (7,378)  (12,230)       (35,406)    (32,423)
        Income Taxes            (3,904)   (5,700)       (14,048)    (15,288)
                                -------   -------        -------    -------
        Net Earnings           $ 8,403    $13,986       $26,598     $34,383
                                =======   =======       =======     =======

      The above information represents 100% of Somerset's operations of which the Company has a 50% interest.

                      MYLAN LABORATORIES INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              NINE MONTH PERIOD ENDED
                                DECEMBER 31, 1996
                                   Unaudited


E. (con't) Somerset's marketing exclusivity for Eldepryl(R) under the Orphan Drug Act expired on June 6, 1996. In late May 1996 Somerset received FDA approval to market an easy-to-identify capsule which was launched immediately by Somerset. This launch along with increased research and development expenses was responsible for the increase in Costs andExpenses over the prior year's nine month period.

      In August 1996, the Food and Drug Administration ("FDA") approved three companies to market a generic tablet form of Eldepryl(R). Somerset filed a complaint against the FDA requesting injunctive and declaratory relief and a review of agency action, and simultaneously requested a temporary restraining order in connection with these approvals by the FDA. Somerset maintains that such approval should not have been granted by the FDA because the tablets were not approved in accordance with law. While the Court denied Somerset's request for a temporary restraining order, the evidentiary hearing on the preliminary injunction has been set for mid February 1997, and a motion regarding discovery is pending.

F. On August 23, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan ("the Plan"). A dividend distribution was made to Shareholders of record on September 5, 1996 of one Preferred Share Purchase Right ("the Right") on each outstanding share of the Company's common stock. The Plan was adopted to provide the Company's Directors with sufficient time to assess and evaluate any takeover bid, and explore and develop a reasonable response. The Company is entitled to redeem the Rights at $.001 per Right at any time prior to ten days after the time any person acquires 15% or more of the Company's common stock. The Rights will expire on September 5, 2006 unless previously redeemed or exercised.

                         PART 1 - FINANCIAL INFORMATION

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Net sales were a record high $113,981,000 and $321,505,000 for the three and nine months ended December 31, 1996 . This represents a 25% and 8% increase over the prior year comparable periods. The increases are primarily attributable to increased generic volume, the addition of UDL and the launch of the Company's branded products Maxzide(R) and Nitrek(TM).

      Gross margin as a percent of net sales decreased from 48% and 52% for the three and nine months ended December 31, 1995 to 41% and 42% for the three and nine months ended December 31, 1996. The decrease in rates from the prior periods is due to the continued pricing pressures in the generic industry and sales of UDL product which generally have a lower gross profit ratio.

      Research and development expenditures for the three and nine month periods ended December 31, 1996 were $10,775,000 and $31,561,000 compared to $10,948,000 and $28,560,000 for the three and nine month periods ended December 31, 1995. These amounts are indicative of the Company's commitment to aggressive research programs for both generic and innovative compounds.

      Selling and administrative expenses were $19,566,000 and $60,282,000 for the three and nine month periods ended December 31, 1996 compared to $14,106,000 and $41,769,000 for the three and nine month periods ended December 31, 1995. The increases over the prior periods is due to recurring expenses associated with the UDL and Maxzide(R) acquisitions along with non-recurring charges relating to provisions for legal settlements, launch costs associated with Maxzide(R) and the bankruptcy of a customer in the current year.

      Somerset's contribution to the Company's earnings per share was $.03 and $.11 for the three and nine month periods ended December 31, 1996 compared to $.06 and $.15 for the three and nine month periods ended December 31, 1995. The introduction of generic competition on Eldepryl(R) coupled with higher levels of research and development expenditures has and will continue to adversely affect Somerset's contribution to the Company's net earnings per share (see note E).

Liquidity and Capital Resources and Financial Condition

      Working capital decreased from $330,733,000 at March 31, 1996 to $306,287,000 at December 31, 1996. The ratio of current assets to current liabilities was 7.8 to 1 at March 31, 1996 and 5.1 to 1 at December 31, 1996. The change in the current ratio is primarily attributable to the Maxzide(R) acquisition agreements (see note D) which resulted in an increase in the current portion of long-term debt and a decrease in cash and cash equivalents.

      Net cash provided from operating activities was $46,096,000 for the nine months ended December 31, 1996 compared to $72,567,000 for the same period last year. The change is primarily attributable to decreased earnings, the timing of accounts receivable collections, and payment of income taxes.

      Additions to property, plant and equipment amounted to $20,094,000 for the nine months ended December 31, 1996. Capital expenditures are principally related to the completion of a research and development facility and construction of a sustained release facility, both in Morgantown, West Virginia.

      The increases in intangible assets and long-term obligations are due principally to the Maxzide(R) transaction as described in Note D.

PART II. OTHER INFORMATION


      Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

      (b) Reports on Form 8-K - There were no reports on Form 8-K during the three months ended December 31, 1996.











                                     SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Mylan Laboratories Inc.
                                                 (Registrant)



DATE     1/30/97                           /s/ Milan Puskar
    -----------------------------         --------------------------------------
                                          Milan Puskar
                                          Chairman of the Board, Chief
                                          Executive Officer and President



DATE     1/30/97                           /s/ Frank A. DeGeorge
    -----------------------------         --------------------------------------
                                          Frank A. DeGeorge
                                          Director of Corporate Finance