Form 10-K
period 1997-03-31
MYLAN LABORATORIES INC
filed 1997-06-23
CIK 69499

                                                 SECURITIES AND EXCHANGE COMMISSION
                                                       Washington, D.C. 20549
                                                              FORM 10-K

                        Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 1997                                               Commission  File  No. 1-9114
                                                       MYLAN LABORATORIES INC.
                                       (Exact name of registrant as specified in its charter)

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

                                                    Yes x                            No


   Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

   The  aggregate  market value of voting stock held by persons  other than  Directors  and Officers of the  registrant  computed by reference to the closing price of such stock as of May 31, 1997:

                                                           $1,786,969,654

   The number of shares of Common Stock of the registrant outstanding as of May 31, 1997:

                                                             122,065,081

   Documents incorporated by reference into this Report are:

          Annual Report to Shareholders for year ended March 31, 1997....................................... Parts I and II,
                                                                                                             Items 1, 5-8
          Proxy Statement for 1997 Annual Meeting of Shareholders........................................... Part III, Items 10-13


                                                      PART I

ITEM 1.           Business

         Mylan Laboratories Inc., a Pennsylvania corporation incorporated in 1970, and its subsidiaries (herein referred to collectively as the "Company"), are engaged in the development, licensing, manufacturing, marketing and distribution of generic and proprietary pharmaceutical and wound care products. References herein to fiscal 1997, 1996 and 1995 mean the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

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

         The Company manufactures substantially all of its oral dose products in either its Mylan Pharmaceuticals' Morgantown, West Virginia facility or Mylan
Inc.'s facility in Caguas, Puerto Rico. To facilitate timely delivery of products to customers in all fifty states the Company operates distribution centers in Greensboro, North Carolina and Reno, Nevada.

         Due to the non-exclusive nature of generic products, the generic industry is comprised of numerous competitors, including manufacturers who market their products under their own name, distributors who market products manufactured by others and brand name companies who in recent years market their products under both the brand name and as the generic substitute. This diversity provides significant price competition within the generic pharmaceutical industry which generally results in decreasing prices of generic products over time to those who supply such products to the retail market.

         The Company has entered into strategic alliances with several branded pharmaceutical companies. These alliances through distribution and licensing agreements provide the Company with additional products to further broaden the Company's product line. In addition, the Company has entered into product development and licensing agreements, whereby the Company has obtained in exchange for funding of drug development activities, rights to manufacture and/or distribute additional pharmaceutical products.

         The Company entered into an alliance with VivoRx, Inc. a biotechnology company developing encapsulated pancreatic islet cell implant technology for the management of diabetes. VivoRx has successfully implanted three patients with human islets in the United States and two patients with porcine (pancreas) islets in New Zealand. Rejection of the implant is a major hurdle to overcome in all types of implant operations. Due to its unique encapsulation technology, the one patient in New Zealand who was not already taking immunosuppressant drugs has not rejected the porcine islets implant. In addition, VivoRx has amended its previously accepted Investigational New Drug (IND) application with the FDA for the use of porcine islets to permit the use of proliferated human islet cells. These proliferated human islets have already been implanted in one patient in the United States with the same progress profile as the original transplant patients. VivoRx expects to begin Phase I/II clinical trials by the end of this calendar year. The Company continues to examine other alliances as a way to grow and react in the rapidly changing health care arena.

         In June 1989, the Company acquired a 50% interest in Somerset Pharmaceuticals, Inc. ("Somerset"). Pursuant to a license agreement with a Hungarian pharmaceutical company, Somerset has exclusive rights to the product Eldepryl(R) in the United States and certain other countries. Commercial shipments of the product by Somerset commenced in late August 1989.

         Somerset's marketing exclusivity relating to the chemical compound Eldepryl(R) for use as a treatment for late stage Parkinson's disease expired on June 6, 1996. In May 1996, Somerset received FDA approval to market an easy-to-identify capsule which was launched immediately by Somerset. In August 1996, the FDA granted approval to several companies to market a generic tablet form of Eldepryl(R). Following this action, Somerset filed suit against the FDA seeking injunctive and declaratory relief relating to these approvals. On June 18, 1997, the Court dismissed Somerset's suit.

         Somerset is actively involved in research projects regarding additional uses of this and other chemical compounds. The impact of generic competition and increased research and development expenditures by Somerset relating to these research projects will continue to adversely affect Somerset's contribution to the Company's net earnings.

         In October 1991, a wholly-owned subsidiary of the Company merged with Dow Hickam Pharmaceuticals, Inc. ("Hickam"), an established branded pharmaceutical company located in Sugar Land, Texas. Through an internal restructuring Hickam now operates as a division of Bertek Pharmaceuticals Inc., which is dedicated to manufacturing and marketing specialty pharmaceutical products and devices used principally as wound care treatments. Bertek Pharmaceuticals Inc. will operate as the branded pharmaceutical division of the Company with its foundation built on selling the antihypertensive drug Maxzide(R) and Maxzide-25MG(R) ("Maxzide(R)") and the nitroglycerin transdermal patch Nitrek(TM). Maxzide(R) is manufactured by Mylan Inc. in Caguas, Puerto Rico while Nitrek(TM) is manufactured by Bertek, Inc. ("Bertek") in St. Albans, Vermont.

         On February 25, 1993, the Company acquired substantially all of the net assets of Bertek. Bertek, headquartered in St. Albans, Vermont, is principally a manufacturer of transdermal drug delivery systems. In August 1996, Bertek received its first Abbreviated New Drug Application ("ANDA") approval, to market a nitroglycerin transdermal patch. Bertek is actively involved in other development projects to provide new transdermal products. In addition, Bertek provides components using internally developed technology for transdermal patches marketed by other companies. In February 1997, Bertek sold certain assets related to its custom label and printing operations which were unrelated to the Company's core pharmaceutical business.

         On February 28, 1996, a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of UDL Laboratories, Inc. ("UDL"). UDL is the premier supplier of unit dose generic pharmaceuticals to the institutional and long-term care markets. UDL has its corporate headquarters in Rockford, Illinois and maintains manufacturing and research and development facilities in Rockford as well as Largo, Florida.

         On June 14, 1996, the Company executed a series of agreements with American Home Products Corporation ("AHP") relating to the Maxzide(R) products. These agreements were subject to regulatory approval which was received on August 2, 1996. Since 1984 these products, which were developed and manufactured by the Company, were marketed by AHP's Lederle Laboratories Division under a worldwide license arrangement.

         Under the terms of the new agreements, the Company is now marketing the products in the United States. AHP retained marketing rights in a few select foreign countries and will continue to purchase product from the Company. AHP also retains ownership of certain trademarks and tradedress which have been licensed to the Company for a period of five years. At the end of the five year period, ownership of these intangibles will be transferred to the Company. In connection with the new agreements, both parties agreed to terminate all legal actions between the companies relating to Maxzide(R).

         In connection with the transaction, the Company also began selling a generic version of Dyazide(R). The previous license arrangement with AHP prevented the Company from marketing this product.

Products

         The information on the Company's product line set forth on pages 47-58 of the accompanying Annual Report to Shareholders for the year ended March 31, 1997 is incorporated herein by reference. All pharmaceutical products presently manufactured by the Company have been previously developed and marketed by other firms with the exception of Maxzide(R) and Cystagon(TM).

         The Company is required to secure and maintain approval from the FDA for the products and dosage forms which it manufactures. The number of products and dosage forms for which the Company is an approved manufacturer has expanded in recent years.
See "New Product Approvals".

         During fiscal 1997, 1996 and 1995 approximately $42,633,000, $38,913,000 and $30,533,000 were expensed by the Company for the development of formulations and procedures for products which it desires to produce, use or sell. The Company's research and development efforts are conducted primarily to qualify the Company to manufacture ethical pharmaceuticals under FDA standards and approval. Recently this has included increased spending for transdermal delivery system technology, extended release technology and innovator compounds including pancreatic islet cell implant technology. As these products continue to move through the development process expenses related to their development will continue to increase.

New Product Approvals and Applications

         During fiscal 1997, nine approvals were received from the FDA. The Company presently has requests for approval pending before the FDA representing twenty-five products of varying strengths with an additional four products being approved subsequent to March 31, 1997. The Company has five IND applications filed with the FDA for new innovator compounds and in late fiscal 1997 the Company filed a New Drug Application for its wound care product, Sulfamylon.

Customers and Markets

         The Company sells its products to proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers and public and governmental agencies. Although no single customer represented more than 10% of net sales in 1997, 1996 or 1995, four customers in 1997 represented 36% of net sales.

         A majority of the Company's products are marketed to food and drug store chains and to pharmaceutical distributors and wholesalers, who in turn market to retailers, managed care entities, hospitals and government agencies. Certain other products are marketed to institutional accounts who in turn obtain the products from pharmaceutical distributors and wholesalers. The Company's sales activities involve limited public promotion of its products. Approximately 168 employees of the Company are engaged full-time in selling products and servicing customers.

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

         In addition to the increase in the number of competitors, the consolidation of the Company's customers through mergers and acquisitions along with the emergence of large buying groups representing independent pharmacies and health maintenance organizations has led to severe price deterioration for the Company's generic products. While the Company has actually increased unit volume of its generic products through specialized marketing programs this has not fully offset the price declines the Company has experienced.

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

Raw Materials

         The chemical ingredients and other materials and supplies used in the Company's pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, some products may have only one source approved by the FDA for certain pharmaceutical ingredients used in their manufacturing process. If such a material were no longer available, qualifying a new supplier could delay the manufacturing of such products.

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

         The President signed into law the Uruguay Round Agreements Act ("URAA") in December 1994. URAA, which took effect on June 8, 1995, implemented the General Agreements on Tariffs and Trade ("GATT"). One change in U.S. law required by GATT is the amendment of patent law to permit owners to choose a patent term of 20 years from the date of filing the application or 17 years from the date of issuance. URAA extended the requirement by allowing the application of this provision to all patents in force on June 8, 1995.

         Congress recognized the potential harm in this requirement and provided that a potential competitor who had already made a "substantial investment" in a competing product could make, use and sell its product after the expiration of the original patent period provided that they pay the patentee "equitable remuneration" through the extended patent period. However, the FDA has taken the position that it cannot approve an ANDA, which certifies the date of patent expiration, until the expiration of the extended patent period. The extension of patent protection has and will delay the launch of future products by the Company.

         Prior to receiving FDA approval, the Company is increasingly facing more lawsuits relating to intellectual property rights. While these suits, instituted by branded pharmaceutical companies, rarely result in findings of infringement or monetary settlements, they significantly delay the FDA approval process. The Company expects the branded pharmaceutical companies to continue such tactics since it is a very cost effective way to delay generic competition and the subsequent cost savings for the consumer.

         It is impossible for the Company to predict the extent to which its operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

Employees

         The Company employs approximately 1,750 persons, approximately 820 of whom serve in clerical, sales and management capacities. The remainder are engaged in production and maintenance activities.

         The production and maintenance employees at the Company's manufacturing facilities in Morgantown, West Virginia, are represented by the Oil, Chemical and Atomic Workers International Union (AFL-CIO) and its Local Union 8-957 under a contract which expires April 5, 1998.

Backlog

         At March 31, 1997, the uncompleted portions of the Company's backlog of orders was approximately $10,410,000 as compared to approximately $9,747,000 at March 31, 1996 and $20,979,000 at March 31, 1995. Because of the relatively short lead time required in filling orders for its products, the Company does not believe these interim backlog amounts bear a significant relationship to sales or income for any full twelve-month period.

ITEM 2.           Properties

         The Company operates from various facilities in the United States and Puerto Rico having an aggregate of approximately 1,100,000 square feet.

         Mylan Pharmaceuticals Inc. owns production, warehouse, laboratory and office facilities in three buildings in Morgantown, West Virginia containing approximately 435,000 square feet. Mylan Pharmaceuticals operates two distribution centers, one in Greensboro, North Carolina containing approximately 64,000 square feet which it owns and one in Reno, Nevada containing approximately 38,000 square feet under a lease expiring in 2002. Currently under construction in Greensboro, North Carolina is a 150,000 square foot distribution center.

         Mylan Inc. owns a production and office facility in Caguas, Puerto Rico containing approximately 115,000 square feet and a production facility in Cidra, Puerto Rico containing approximately 32,000 square feet.

         Bertek Pharmaceuticals, Inc. owns production, warehouse and office facilities in two buildings in Sugar Land, Texas containing approximately 70,000 square feet.

         Bertek owns production, warehouse, laboratory and office facilities in three buildings in Swanton and St. Albans, Vermont containing approximately 118,000 square feet. Bertek also operates a coating and extrusion facility in St. Albans containing approximately 71,000 square feet under a lease expiring in 2015.

         UDL owns production, laboratory, warehouse and office facilities in three buildings in Rockford, Illinois and Largo, Florida containing approximately 123,000 square feet. UDL also leases a warehouse facility in Rockford containing approximately 30,000 square feet under a lease expiring in 1999.

         The Company's production equipment includes that equipment necessary to produce and package tablet, capsule, aerosol, liquid, suspensions, transdermal and powder dosage forms. The Company maintains six analytical testing laboratories for quality control.

         The Company's production facilities are operated primarily on a two shift basis. Properties and equipment are well maintained and adequate for present operations.

         The Company's corporate offices, containing approximately 7,200 square feet, are located at 130 Seventh Street, 1030 Century Building, Pittsburgh, Pennsylvania, and are occupied under a lease expiring in 2000.

ITEM 3.           Legal Proceedings

         During 1996, Bertek was involved in an arbitration matter unrelated to the pharmaceutical business. On May 2, 1996, the arbitration panel issued a decision against Bertek for approximately $4,000,000. The Company has appealed this matter and believes the ultimate resolution of this matter will not exceed the amount accrued.

         The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such proceedings, it is the opinion of management that the outcome of these suits will have no material adverse effect on the Company's operations, financial position, or liquidity.

ITEM 4.           Submission of Matters to a Vote of Security Holders

         Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are as follows:

    Milan Puskar                   62      Chairman, Chief Executive Officer and
                                               President
    Dana G. Barnett                56      Executive Vice President
    Louis J. DeBone                51      Vice President-Operations
    Roger L. Foster                50      Vice President-General Counsel
    Roderick P. Jackson                    57  Senior Vice President
    Dr. John P. O'Donnell                  51  Vice President-Research and
                                               Quality Control
    Patricia Sunseri               57      Vice President-Investor and
                                               Public Relations
    C.B. Todd                      63      Senior Vice President
    Robert W. Smiley               75      Secretary

         Mr. Puskar was employed by the manufacturing subsidiary of the Company from 1961 to 1972 and served in various positions, including Secretary-Treasurer, Executive Vice President and a member of the Board of Directors. From 1972 to 1975, Mr. Puskar served as Vice President and General Manager of the Cincinnati division of ICN Pharmaceuticals Inc. In addition, he has served as a partner in several pharmaceutical firms in foreign countries and is currently a director of VivoRx, Inc., Santa Monica, California and Duquesne University, Pittsburgh, Pennsylvania. Mr. Puskar has served as President of the Company since 1976 and as Vice Chairman of the Board from 1980 to 1993. He was elected Chairman of the Board and Chief Executive Officer on November 9, 1993.

         Mr. Barnett was employed by the Company in 1966. Since that time he has held various management positions with the manufacturing subsidiary of the Company. His responsibilities have covered production, quality control and product development. Mr. Barnett became Vice President in 1974, Senior Vice President in 1978 and Executive Vice President in 1987. He was elected President and Chief Executive Officer of Somerset Pharmaceuticals, Inc., a joint-venture subsidiary of the Company, in June 1991. In August 1995, he was elevated to Chairman and Chief Executive Officer of Somerset Pharmaceuticals, Inc.

         Mr. DeBone has been employed by the Company since 1987. Prior to assuming his present position in 1991 as Vice President-Operations, he served as Vice President-Quality Control. Since February 1997, he also serves as President of Bertek Inc., a subsidiary of the Company. He was previously employed with the Company from 1976 until 1986 and served as Director of Manufacturing.

         Mr. Foster has been employed by the Company since 1984. Prior to assuming his present position in June 1995 as Vice President-General Counsel, he served as Director of Legal Services and as Director of Governmental Affairs.

         Mr. Jackson has been employed by the Company since 1986. Prior to assuming his present position in 1992 as Senior Vice President, he served as Vice President-Marketing and Sales.

         Dr. John O'Donnell has been employed by the Company since 1983. Prior to assuming his present position in 1991 as Vice President-Research and Quality Control, he served as Vice President-Research and Product Development and as Director of Chemistry and Product Development.

         Mrs. Sunseri has served as a Director of the Company since April 1997, as the Vice President of Investor and Public Relations of the Company since 1989 and as the Director of Investor Relations of the Company from 1984 to 1989. She also serves as a director of AW Computer Systems, Inc. (a computer hardware and software company).

         Mr. Todd has been employed by the Company since 1970. Prior to assuming his present position in 1987 as Senior Vice President, Mr. Todd served as Vice President- Quality Control. He also serves as President of Mylan Pharmaceuticals Inc., a subsidiary of the Company.

         Mr. Smiley has been Secretary of the Company for approximately twenty-one years and on December 12, 1975, he was elected to the Board of Directors. His principal occupation is, and for approximately forty-two years has been an attorney-at-law in Pittsburgh, Pennsylvania. He was a partner in the law firm of Smiley, McGinty and Steger, general counsel to the Company. Since October 1, 1992, Mr. Smiley has been associated with the law firm of Doepken Keevican & Weiss Professional Corporation.

         There is no family relationship between any of the above executive officers. Officers of the Company serve at the pleasure of the Board of Directors.

                                     PART II


ITEM 5.           Market for Registrant's Common Equity and
                  Related Stockholder Matters

         The information required by item 5 is hereby incorporated by reference to pp. 20 and 43 of the accompanying Annual Report to Shareholders for the year ended March 31, 1997.


ITEM 6.           Selected Financial Data

         The information required by item 6 is hereby incorporated by reference to p. 20 of the accompanying Annual Report to Shareholders for the year ended March 31, 1997.


ITEM 7.           Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

         The information required by item 7 is hereby incorporated by reference to pp. 21-25 of the accompanying Annual Report to Shareholders for the year ended March 31, 1997.

ITEM 7A.          Quantitative and Qualitative Disclosures
                  About Market Risk

         Not applicable.

ITEM 8.           Financial Statements and Supplementary Data

         The information required by item 8 is hereby incorporated by reference to pp. 26-43 of the accompanying Annual Report to Shareholders for the year ended March 31, 1997.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


ITEM 10.          Directors and Executive Officers of the Registrant

         The information as to directors required by item 10 is hereby incorporated by reference to pp. 1-3 of the Company's 1997 Proxy Statement. Information concerning executive officers is provided in Part I of this report under the caption "Executive Officers of the Registrant".


ITEM 11.          Executive Compensation

         The information required by item 11 is hereby incorporated by reference to pp. 3,6,8 and 9 of the Company's 1997 Proxy Statement.


ITEM 12.          Security Ownership of Certain
                  Beneficial Owners and Management

         The information required by item 12 is hereby incorporated by reference to p. 10 of the Company's 1997 Proxy Statement.


ITEM 13.          Certain Relationships and Related Transactions

         Not applicable.

                            PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1. List of Financial Statements
                                                                 Page
                                                                Number
         INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS:
          Consolidated Balance Sheets.........................  26-27
          Consolidated Statements of Earnings.................   28
          Consolidated Statements of Shareholders' Equity.....   29
          Consolidated Statements of Cash Flows...............  30-31
          Notes to Consolidated Financial Statements..........  32-41
          Independent Auditors' Report........................   42

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

                 (4)(a) Rights  Agreement  dated as of August 22, 1996,  between the Company and American Stock Transfer & Trust Co., filed as Exhibit 4.1 to Form 8-K dated August 30, 1996.

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

                    (g) "Service Benefit Agreement" with Laurence S. DeLynn, John C. Gaisford, M.D. and Robert W. Smiley, Esq. each dated January 27, 1995 and filed as Exhibit 10(g) to Form 10-K for fiscal year ended March 31, 1995 and incorporated herein by reference.

                    (h) Split  Dollar  Life  Insurance  Arrangement  with  Milan
                        Puskar Irrevocable Trust and filed as Exhibit 10(h) to Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.

                    (i) Split Dollar Life  Insurance  Arrangement  with the Todd
                        Family Irrevocable Trust dated November 11, 1996, filed herewith.





                        SPLIT-DOLLAR AGREEMENT

         THIS AGREEMENT (the "Agreement") is entered into by and between MYLAN LABORATORIES INC., a Pennsylvania corporation (hereinafter referred to as the "Corporation"),

                                 A
                                   N
                                     D

ERIK LIEBERMAN, or his successors (hereinafter referred to as the "Trustee"), as the Trustee of THE TODD FAMILY IRREVOCABLE TRUST dated as of ____________, 1996 (hereinafter referred to as the "Trust").

                       W I T N E S S E T H    T H A T

         WHEREAS, CLARENCE B. TODD is a valuable employee of the Corporation;
and

         WHEREAS, the Trustee has applied for and owns the life insurance policies on the join lives of CLARENCE B. TODD and his wife, MARY LOU TODD, which are listed on schedule "A" attached hereto and made a part hereof (hereinafter referred to as the "Policies"); and

         WHEREAS, the Corporation desires to assist in paying the premiums on the Policies; and

         WHEREAS, the parties desire to create a split-dollar arrangement to provide for the payment of premiums on the Policies and to assure that the amount of premiums paid by the Corporation with respect to the Policies will be repaid to the Corporation at the death of the survivor of CLARENCE B. TODD and his wife, MARY LOU TODD, if not earlier; and

         WHEREAS, the repayment of premiums paid by the corporation with respect to the Policies will be secured by a collateral assignment of the Policies to the Corporation.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Corporation and the Trustee hereby agree as follows:

          1. Policies. The Policies which are subject to this Agreement are listed on Schedule "A" attached hereto. Any additional insurance contract on the joint lives of CLARENCE B. TODD and his wife, MARY LOU TODD, which become subject to this Agreement shall be listed on Schedule "A" as such contracts become subject to this Agreement.

          2. Ownership of Policies. The Trustee shall have custody of the Policies subject to this Agreement and shall be sole and exclusive owner of the Policies, subject, however, to the right of the Corporation to borrow against the Policies as set forth in paragraph 10 or to the return of any funds advanced by it for payment of the premiums or other amounts paid with respect to the Policies upon the death of the survivor of CLARENCE B. TODD and his wife, MARY LOU TODD, or the termination of this Agreement. Except as to the security interest specifically granted to the Corporation herein, the Trustee retains all incidents of ownership in the Policies, including the right to borrow or withdraw against the Policies. The Trustee's right to borrow, however, shall be limited to an amount equal to the maximum loan value reduced by an amount equal to the cumulative amount of the premiums on the Policies paid by the Corporation hereunder. The Trustee's right to withdraw from the Policies' cash values shall likewise be reduced by an amount equal to the cumulative amount of premiums on the Policies paid by the Corporation hereunder. CLARENCE B. TODD and/or his wife, MARY LOU TODD, shall not have any rights, powers or incidents of ownership shall not have any rights, powers or incidents of ownership in the Policies.

          3.   Beneficiary.   The  Trustee  has  designated  the  Trust  as  the
beneficiary of the proceed of the Policies.

          4. Dividend Options. The Trustee may elect and continue in force such dividend options, if any, as are provided under the Policies and accordingly therewith the dividends may be used by the Trustee in such manner as the Trustee deems appropriate, such as to purchase paid up additions, to purchase additional term insurance, or to reduce the premiums.

          5. Payment of Premiums. The premiums on the policy shall be paid in the following manner:

                           (a) The Trustee shall have the option with respect to each calendar year or portion thereof that this Agreement is in effect to contribute that portion of the premiums under the Policies equal to the lesser of (i) the rate established by the Internal Revenue Service for the cost of pure life insurance (P.S. 58 cost) from time to time, or (ii) the rate, if any, established by the respective insurance company for one-year term life insurance available to all standard risks in the amount of the respective Policies, less cash value, at CLARENCE B. TODD and MARY LOU TODD's then attained age.

                           (b) The Corporation shall pay the balance, representing the excess if any, of the annual premium over any portion that may be paid by Trustee under (a) above, plus the annual interest due on any Policy loans made by the Corporation.

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

          6. Security Interest. In consideration of the premium payments to be made by the Corporation, and to assure the repayment of such payments, the Trustee grants to the Corporation, with collateral assignment, a security interest in the Policies. The Corporation's security interest in the Policies at any time shall be an amount equal to its net "Premium Payments." "Premium
Payments" as used in this Agreement means the aggregate amount of premium payments paid with respect to the Policies by the Corporation under this Agreement, less any amount received by the Corporation in reimbursement of such payments. The outstanding balances of any Policy loans made by the Corporation shall be considered reimbursement of such payments. The Trustee agrees to execute and deliver to the Corporation, at the time of the first premium payment on the Policies, a collateral assignment of the Policies.

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

          9. Repayment of Premium Payments. If this Agreement is terminated under paragraph 8 above, the Trustee shall obtain release of the Corporation's security interest in the Policies by paying to the Corporation a sum equal to the amount of the "Premium Payments" made by the Corporation as of that date. The Corporation agrees

(solely for purposes of facilitating such termination and repayment of its premium payments secured by said policies) that the Trustee may borrow or withdraw from the Policies cash values in amounts in excess of the amounts specified in paragraph 2 above. If the Trustee fails to pay the Corporation a sum equal to the "Premium Payments" within sixty (60) days of the date of the termination of this Agreement pursuant to paragraph 8 above, the Trustee shall execute any and all instruments that may be required to vest ownership of the Policies in the Corporation. Thereafter, the Trustee shall have no further interest in the Policies; the Corporation shall be deemed to have received a sum equal to the "Premium Payments" and no additional sum will be due it; and the Corporation will have the option to maintain the Policies at its sole discretion.

          10. Corporation's Rights. If the Trustee sells, assigns, surrenders, makes withdrawals or otherwise terminates the Policies at any time this Agreement is in effect, the Corporation shall have the immediate right to repayment of its "Premium Payments" from the Trustee. The Corporation shall have the right to borrow from the Policies and to pledge of assign the Policies as security for loans or advances, but only up to the "Premium Payments" less the amount of any loans theretofore obtained by the Corporation.

          11. Assignment. Subject to paragraph 10 above, neither party shall have the right to assign its interest hereunder without the written consent of the other party.

          12. Further Assurances. The parties hereto agree to execute any documents which may be necessary or proper to carry out the purpose and the intent of this Agreement.

          13. Amendment. This Agreement may not be amended or modified except by a written instrument signed by the parties hereto.

          14. Responsibility of Insurance Company. The parties hereto agree that any insurance company shall by fully discharged by payment of the death benefit to the beneficiaries designated in the Policies, subject to the terms and conditions of the Policies; provided, however, that the insurance company shall first comply with the terms specified in the collateral assignment as described in paragraph 6 above. No insurance company shall be considered a party to this Agreement; therefore, a copy of this Agreement need not be filed with any such company. Nothing in this Agreement nor in any modifications, amendments or supplements hereto shall in any way be construed to enlarge, change, vary or in any way affect the obligations of any insurance company as expressly provided by the Policies.

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

                                      [signatures on the following page]

                  IN WITNESS WHEREOF, parties hereto have executed the Agreement as of the ___________ day of _________________________, 1996

                                                       CORPORATION:
                                                       MYLAN LABORATORIES INC.




________________________________                  By_________________________

Robert W. Smiley, Esq., Secretary                 Milan Puskar, CEO, President
                                                  Chairman of the Board

[CORPORATE SEAL]





WITNESS:                                       TRUSTEE




_______________________________                _______________________(SEAL)
                                                   ERIK LIEBERMAN, Trustee

                               SCHEDULE "A"

                  To   Split-Dollar   Agreement   dated   as  of
       _____________________,  1996 Between  MYLAN  LABORATORIES
       INC.
                       and ERIK LIEBERMAN, Trustee


------------------------------------------------------------------------


Company                             Policy Number             Face Amount
------------                        ---------------           -------------
Guardian Life Insurance             3834739                   $6,000,000.00
  Company of America

Guardian Life Insurance             3732138                   $6,000,000.00
  Company of America





                    (j)  Split Dollar Life Insurance  Arrangement  with the Dana
                         G. Barnett Irrevocable Family Trust dated October 22, 1996, filed herewith.





                             SPLIT-DOLLAR AGREEMENT

         THIS AGREEMENT (the "Agreement") is entered into by and between MYLAN LABORATORIES INC., a Pennsylvania corporation (hereinafter referred to as the ACorporation@),

                                   A
                                    N
                                     D

ERIK LIEBERMAN, or his successors (hereinafter referred to as the "Trustee"), as the Trustee of THE DANA G. BARNETT IRREVOCABLE FAMILY TRUST dated as of October 22, 1996 (hereinafter referred to as the "Trust").

                        W I T N E S S E T H   T H A T

         WHEREAS, DANA G. BARNETT is a valuable employee of the Corporation; and

         WHEREAS, the Trustee has applied for and owns the life insurance policies on the life of DANA G. BARNETT which are listed on schedule "A" attached hereto and made a part hereof (hereinafter referred to as the "Policies"); and

         WHEREAS, the Corporation desires to assist in paying the premiums on the Policies; and

         WHEREAS, the parties desire to create a split-dollar arrangement to provide for the payment of premiums on the Policies and to assure that the amount of premiums paid by the Corporation with respect to the Policies will be repaid to the Corporation at the death of DANA G. BARNETT, if not earlier; and

         WHEREAS, the repayment of premiums paid by the corporation with respect to the Policies will be secured by a collateral assignment of the Policies to the Corporation.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth, the Corporation and the Trustee hereby agree as follows:

          1. Policies. The Policies which are subject to this Agreement are listed on Schedule "A" attached hereto. Any additional insurance contract on the life of DANA G. BARNETT which become subject to this Agreement shall be listed on Schedule "A" as such contracts become subject to this Agreement.

          2. Ownership of Policies. The Trustee shall have custody of the Policies subject to this Agreement and shall be sole and exclusive owner of the Policies, subject, however, to the right of the Corporation to borrow against the Policies as set forth in paragraph 10 or to the return of any funds advanced by it for payment of the premiums or other amounts paid with respect to the Policies upon the death of DANA G. BARNETT or the termination of this Agreement. Except as to the security interest specifically granted to the Corporation herein, the Trustee retains all incidents of ownership in the Policies, including the right to borrow or withdraw against the Policies. The Trustee's right to borrow, however, shall be limited to an amount equal to the maximum loan value reduced by an amount equal to the cumulative amount of the premiums on the Policies paid by the Corporation hereunder. The Trustee's right to withdraw from the Policies' cash values shall likewise be reduced by an amount equal to the cumulative amount of premiums on the Policies paid by the Corporation hereunder. DANA G. BARNETT shall not have any rights, powers or incidents of ownership in the Policies.

          3.   Beneficiary.   The  Trustee  has  designated  the  Trust  as  the
beneficiary of the proceed of the Policies.

          4. Dividend Options. The Trustee may elect and continue in force such dividend options, if any, as are provided under the Policies and accordingly therewith the dividends may be used by the Trustee in such manner as the Trustee deems appropriate, such as to purchase paid up additions, to purchase additional term insurance, or to reduce the premiums.

          5. Payment of Premiums. The premiums on the policy shall be paid in the following manner:

                  (a) The Trustee shall have the option with respect to each calendar year or portion thereof that this Agreement is in effect to contribute that portion of the premiums under the Policies equal to the lesser of (i) the rate established by the Internal Revenue Service for the cost of pure life insurance (P.S. 58 cost) from time to time, or (ii) the rate, if any, established by the respective insurance company for one-year term life insurance available to all standard risks in the amount of the respective Policies, less cash value, at DANA G. BARNETT's then attained age.

                  (b) The Corporation shall pay the balance, representing the excess if any, of the annual premium over any portion that may be paid by Trustee under (a) above, plus the annual interest due on any Policy loans made by the Corporation.

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

          6. Security Interest. In consideration of the premium payments to be made by the Corporation, and to assure the repayment of such payments, the Trustee grants to the Corporation, with collateral assignment, a security interest in the Policies. The Corporation's security interest in the Policies at any time shall be an amount equal to its net "Premium Payments." "Premium Payments " as used in this Agreement means the aggregate amount of premium payments paid with respect to the Policies by the Corporation under this Agreement, less any amount received by the Corporation in reimbursement of such payments. The outstanding balances of any Policy loans made by the Corporation shall be considered reimbursement of such payments. The Trustee agrees to execute and deliver to the Corporation, at the time of the first premium payment on the Policies, a collateral assignment of the Policies.

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

          9. Repayment of Premium Payments. If this Agreement is terminated under paragraph 8 above, the Trustee shall obtain release of the Corporation's security interest in the Policies by paying to the Corporation a sum equal to the amount of the "Premium Payments" made by the Corporation as of that date. The Corporation agrees (solely for purposes of facilitating such termination and repayment of its premium payments secured by said policies) that the Trustee may borrow or withdraw from the Policies cash values in amounts in excess of the amounts specified in paragraph 2 above. If the Trustee fails to pay the Corporation a sum equal to the "Premium Payments" within sixty (60) days of the date of the termination of this Agreement pursuant to paragraph 8 above, the Trustee shall execute any and all instruments that may be required to vest ownership of the Policies in the Corporation. Thereafter, the Trustee shall have no further interest in the Policies; the Corporation shall be deemed to have received a sum equal to the "Premium Payments" and no additional sum will be due it; and the Corporation will have the option to maintain the Policies at its sole discretion.

          10. Corporation's Rights. If the Trustee sells, assigns, surrenders, makes withdrawals or otherwise terminates the Policies at any time this Agreement is in effect, the

Corporation shall have the immediate right to repayment of its "Premium Payments" from the Trustee. The Corporation shall have the right to borrow from the Policies and to pledge of assign the Policies as security for loans or advances, but only up to the "Premium Payments" less the amount of any loans theretofore obtained by the Corporation.

          11. Assignment. Subject to paragraph 10 above, neither party shall have the right to assign its interest hereunder without the written consent of the other party.

          12. Further Assurances. The parties hereto agree to execute any documents which may be necessary or proper to carry out the purpose and the intent of this Agreement.

          13. Amendment. This Agreement may not be amended or modified except by a written instrument signed by the parties hereto.

          14. Responsibility of Insurance Company. The parties hereto agree that any insurance company shall by fully discharged by payment of the death benefit to the beneficiaries designated in the Policies, subject to the terms and conditions of the Policies; provided, however, that the insurance company shall first comply with the terms specified in the collateral assignment as described in paragraph 6 above. No insurance company shall be considered a party to this Agreement; therefore, a copy of this Agreement need not be filed with any such company. Nothing in this Agreement nor in any modifications, amendments or supplements hereto shall in any way be construed to enlarge, change, vary or in any way affect the obligations of any insurance company as expressly provided by the Policies.

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

                    [signatures on the following page]

          IN WITNESS WHEREOF, parties hereto have executed the Agreement as of the ___________ day of _________________________, 1996

                                                      CORPORATION:
                                                      MYLAN LABORATORIES INC.




________________________________           By  ____________________________
Robert W. Smiley, Esq., Secretary                Milan Puskar, CEO, President
                                                 Chairman of the Board

[CORPORATE SEAL]





WITNESS:                                   TRUSTEE




_______________________________            _______________________(SEAL)
                                               ERIC LIEBERMAN, Trustee

                                SCHEDULE "A"

                      To   Split-Dollar   Agreement   dated   as  of
           _____________________,  1996 Between  MYLAN  LABORATORIES
           INC.
               and ERIK LIEBERMAN, Trustee


------------------------------------------------------------------------


Company                             Policy Number             Face Amount
-----------                         --------------            -------------
Guardian Life Insurance             3832137                   $6.000,000.00
  Company of America

Guardian Life Insurance             3833624                   $6,000,000.00
  Company of America





                    (k) "Salary  Continuation  Plan" with Patricia Sunseri dated
                        March 14, 1995, filed herewith.




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

and

                                    Patricia  A.  Sunseri,   an
                                    employee   of   Mylan   who
                                    resides at 244 Klein  Road,
                                    Glenshaw,      PA     15116
                                    (hereinafter referred to as
                                    "Employee" or "Sunseri").

          WHEREAS the Company and Employee, in recognition of Employee 's long and valuable contribution to the success of the Company, entered into a Salary Continuation Agreement on April 1, 1989; and

          WHEREAS Employee continues to perform valuable services for the Company; and

          WHEREAS in recognition of her continuing service to Mylan, the Company wishes to provide Employee with financial assistance with respect to certain Contingencies, in addition to that provided for in said April 1, 1989 Agreement; and

          WHEREAS the Company and Employee wish to RESCIND, and to REPLACE said Salary Continuation Agreement with this Agreement;

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

          (c) "At-Will" shall mean with respect to the period of Sunseri's employment with Mylan, that the Company is under no obligation to continue to employ Sunseri for any period of time, and can terminate her employment at any time without notice, subject to certain statutory and regulatory requirements; and that Employee is under no obligation to remain employed by the Company, and can terminate her employment with Mylan at any time, without notice.

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

          (i) "Retire" or "Retirement" shall mean the day and date on which Sunseri's employment with the Company is terminated by either Party for any reason other than death of the Employee.

          (j) "Successor" shall mean any person, partnership, limited partnership, joint- venture, corporation, trust or any other entity or organization who, subsequent to the Effective Date, comes into possession of or acquires, either directly or indirectly, all or substantially all of the Company's business, assets or voting stock, or the right to direct the business activities and practices of the Company. B

II.      RESCISSION OF PRIOR AGREEMENT

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

III. RETIREMENT

          3.1 Upon her Retirement from the Company, and if he is eligible to receive payments as provided for elsewhere herein, Employee shall receive an annual retirement benefit equal to the amount set forth below.

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

          3.7 Should Employee become unable to perform the material and substantial duties of her position prior to March 31, 1999, he shall receive, pursuant to ss. 4.1, one hundred thousand dollars ($100,000.00) each year for ten (10) years in lieu of any benefit specified in Sections 3.2 through 3.6 hereof.

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

IV.   CAPACITY TO PERFORM DUTIES

          4.1 The certification of a licensed physician selected by the Company as to Employee's inability to perform the material and substantial duties of her position shall be conclusive with respect to her status regarding the application of ss. 3.7 hereof.

V.       DEATH BENEFIT

          5.1 The Company shall maintain for Employee's benefit during her employment with the Company life insurance policies in the aggregate amount of one million two hundred fifty thousand dollars ($1,250,000.00).

          5.2 If the Employee's death occurs after Retirement, but before having received the entire benefit provided for under Article III hereof, the balance of the payments due thereunder shall be paid to Employee's beneficiary in a lump-sum payment equal to the NPV of the remaining payments.

VI.      EFFECT OF CHANGE OF CONTROL

          6.1 Upon a Change of Control Sunseri shall receive, in lieu of the annual payments provided for under Article III, the NPV of One Hundred Thousand Dollars ($100,000.00) per year for ten (10) years; provided Sunseri is employed by the Company at or immediately prior to the Change of Control.

          6.2 If a Change of Control occurs after her retirement, but before having received the entire benefit provided for under Article III hereof, the balance of the payments due thereunder shall be paid to Employee in a lump-sum payment equal to the NPV of the remaining payments.

VII.     SUCCESSORSHIP

          This Agreement in its entirety shall be binding upon and enforceable against the Company and its Successors.

VIII.    NO DUPLICATION OF PAYMENTS

          Notwithstanding anything to the contrary which may be set forth elsewhere herein, under no circumstances is Employee or her beneficiary entitled to take benefits under more than any one article included in this Agreement.

IX.      EMPLOYEE CONDUCT WITH RESPECT TO COMPETITORS

          9.1 Employee agrees that he will not, without the prior written consent of the Company, directly or indirectly, whether as an employee, officer, director, independent contractor, consultant, stockholder, partner or otherwise, engage in or assist others to engage in or have any interest in any business which competes with the Company in any geographic area in which the Company markets or has marketed its products during the year preceding termination of Sunseri's employment for the greater of:

          (a) the period during which Employee receives monthly payments under this Agreement; or

          (b) three (3) years following her receipt of a lump-sum payment hereunder.

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

          9.4 The Parties acknowledge that the breach of ss. 10.1 will be such that the Company will not have an adequate remedy at law because the rights of the Company under this Agreement are of a specialized and unique character, and that immediate and irreparable damage will result to the Company if Employee breaches her obligations under ss. 10.1. The Company may, in addition to any other remedies and damages available, seek an injunction in the courts of the State of West Virginia and the United States District Court for the Northern District of West Virginia to restrain any such breach. Employee represents and warrants that her expertise and capabilities are such that her obligations under ss. 10.1 will not prevent her from earning a living.

X.       CONSULTING SERVICES

          10.1 During the five (5) year period beginning on the day following Employee's Retirement he shall, at the request of the Company, act in the capacity of a consultant for the Company, performing such services as may be consistent with those performed by her during her Employee's employment. These services may be designated by the President of the Company, or her authorized representative, and shall be reasonable in scope duration and frequency.

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

          11.2 Employee shall not be eligible for any payments hereunder if the Company, in its sole discretion, finds that during or subsequent to her employment with the Company he:

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

          11.3 Should Employee be paid any benefits hereunder and thereafter be found ineligible, or to have been ineligible, he must return to the Company that portion of the benefit paid to her for the period of her ineligibility.

XII.     RIGHT TO CONFER

          12.1 Employee shall have the right, but not the obligation to:

                  (a) Confer with any Advisor of her choice prior to signing the Agreement; and
                  (b) Provide her Advisors with a true and complete copy of the Agreement, and any other pertinent documents which may be of assistance to her Advisors.

          12.2 Should Employee decline the right to confer with her Advisors prior to executing this Agreement he shall execute an acknowledgement of same which shall then be incorporated herein by reference. (See Exhibit A)

XIII.    NO PROMISE OF CONTINUED EMPLOYMENT

          13.1 Employee acknowledges her employment with the Company is AT-WILL.

          13.2 Nothing set forth herein shall constitute or be construed as a contract of employment except in so far as provided for under ss. 13.1 hereof.

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

          IN WITNESS of their agreement to the terms and conditions set forth herein the Company and Employee have caused the following signatures to be affixed hereto:


MYLAN LABORATORIES INC.                     PATRICIA A. SUNSERI


BY:________________________                      BY:________________________


TITLE:_____________________                      DATE:______________________


DATE:______________________

                                    EXHIBIT A

                                                 ACKNOWLEDGEMENT


         I, Patricia A. Sunseri, hereby acknowledge and understand that I have been given the opportunity to review and discuss the terms of the Agreement with an Advisor of my choice prior to signing the Agreement. I have decided that it is not necessary for me to discuss this matter with an Advisor, and therefore I decline the opportunity to do so.

         No one has discouraged me or otherwise attempted to influence me with regard to my decision to decline the opportunity to discuss this matter with my Advisors. My refusal of this offer is entirely my own and is made without any reservation or conditions whatsoever.



WITNESSED BY:

__________________  DATE:_________        BY:__________________ DATE:________

__________________  DATE:_________






                   (13) Fiscal  1997  Annual  Report to the  Shareholders  (only those portions which are incorporated in this Report by reference are being filed herewith).




Description of Business
-------------------------------
Mylan Laboratories Inc. and its subsidiaries are engaged in the development, licensing, manufacturing, and marketing of numerous generic and proprietary finished pharmaceutical and wound care products. These products include solid oral dosage forms, as well as suspensions, liquids, injectables and transdermals, many of which are packaged in specialized systems.


Table of Contents
  1       Introduction
  2       Letter to Shareholders
  4       Company History
  6       Competitive
  10      Committed
  14      Diversified
  18      Financial Highlights
  20      Selected Financial Data
  21      Management's Discussion
  26      Consolidated Balance Sheets
  28      Consolidated Statements of Earnings
  29      Consolidated Statements of Shareholders' Equity
  30      Consolidated Statements of Cash Flows
  32      Notes to Consolidated Financial Statements
  42      Independent Auditors' Report
  43      Market Information
  44      Board of Directors
  45      Management
  46      Corporate Structure
  47      Product Guide
  59      Shareholder Information
  59      Officers
future

Building for the

     Mylan Laboratories Inc. launched a new branded products division, Bertek Pharmaceuticals Inc., which operates as a wholly owned subsidiary. Traditionally known as a generic drug giant, Mylan sells branded products through Bertek Pharmaceuticals Inc. The addition of a division dedicated to branded products is consistent with the Company's mission of operating as a fully integrated pharmaceutical company.

     Through an internal restructuring, a sizable sales force was created for Bertek Pharmaceuticals, which will be dedicated to selling branded products. The Bertek Pharmaceuticals sales force currently consists of 85 salespeople and 10 field sales managers, in addition to a dedicated managed-health care team.

     The foundation of Bertek Pharmaceuticals is built on two key product lines, MAXZIDE (R) and NITREK (TM). Mylan now has exclusive rights to MAXZIDER(R), a popular antihypertensive, in name and shape, as well as patent and formula. MAXZIDE (R), the first proprietary product developed by Mylan, had been licensed to American Home Products for marketing.

     NITREK (TM), a nitroglycerin transdermal patch for the prevention of angina, was launched on January 2, 1997. The translucent NITREK (TM) patch is a smaller, less visible patch. Since it covers less surface area, it may reduce
skin  irritation,   a  common  side  effect  of  nitroglycerin  patches.

     Bertek Pharmaceuticals expects to continue its presence in the branded products market by adding other proprietary offerings to its line.

To my fellow shareholders,

     Fiscal 1997 has been a very challenging year. It has been difficult for the company and for the shareholders.

     Despite difficult industry conditions, our company remained profitable, achieved the highest sales level in its history, and further fortified its leadership position.

     During the fiscal year we have received 15 product approvals from the FDA, 12 that we are currently shipping and three whose patents have not yet expired.


     In spite of these positive accomplishments, our earnings have trailed. How can that happen? Let me give you a few of the reasons.

     There has been extreme pricing pressure in the generic industry for the past 18 months and it continues into the present. Mylan has built its market share steadily over the years and according to the IMS National Prescription Audit, Mylan consistently ranks number one or two among all pharmaceutical companies, branded or generic, in the number of prescriptions dispensed. We are aggressively protecting our market share by ke eping our customers price competitive and we will continue to do so for as long as necessary.

     But pricing is not the only problem we have had to deal with throughout this year. The litigation being perpetuated within the generic industry is unbelievable. These are lawsuits designed to keep Mylan and other generic companies from going to market with products.

     Today it is almost as expensive to litigate our rights to sell a generic product as it is to develop that drug.

     Another stumbling block has been the General Agreement on Tariffs and Trade
(GATT) legislation which greatly disadvantages generic companies and allows major drug companies patent extensions and enables them to unjustly earn billions of dollars. In fact, an independent study done in June of 1996 showed that this legislation will cost American taxpayers and consumers more than $6 billion.

     All of these conditions: lawsuits, patent issues, the GATT legislation, 'bundling' of approvals by the FDA and pricing pressure are some of the roadblocks we have had to deal with this past year, and we are continuing to deal with them. We have seen doom and gloom before. We survived and prospered. We survived because we knew what it took to succeed, and we kept our focus. We have the same strength today!

     We  have  focused  on  several  things:

     We have developed an extremely aggressive R & D program which includes generic products and proprietary products. We have built a 150,000 square foot research center, added more state-of-the-art equipment and hired the additional scientific personnel needed to carry out this plan. With this commitment we now have 26 Abbreviated New Drug Applications (ANDAs) filed with the FDA waiting for approval. These drugs represent over $4 billion in sales. Our goal for this year is to submit an additional 25 ANDAs.

     We have increased production capability and added a specialized facility for our sustained release technology. This patented technology gives us additional opportunities for first approvals.

     The proprietary products in our pipeline are part of our future. Of the six drugs in development, one has already been submitted and the other five are in various stages of clinical trials.

     We have formed alliances and signed licensing agreements to acquire compounds and products to further strengthen our position in the marketplace.

     We signed an agreement with American Home Products to regain full control over MAXZIDE (R), our first proprietary product which we developed over 12 years ago.

     We formed "Bertek Pharmaceuticals Inc.," our branded products division whose detail sales force is calling on physicians to introduce Mylan's proprietary products.

     In every facet of our operations, we will continue to use innovation to gain and hold our competitive advantage.

     Our company is moving through a period of great change perhaps the greatest in our history. This change brings with it enormous management challenges and equally significant opportunities to build shareholder value. With the continued dedication and hard work of our extraordinary people throughout the organization, we are determined to ensure that Mylan leads this change and remains the best, most competitive health care company in our industry.


Sincerely,


Milan Puskar
Chairman of the Board, C.E.O. and President

Company History

The success of any company is not achieved by any one particular event but is the result of a series of occurrences throughout history. It is a combination of the management team, the employees, and the corporate philosophy. Mylan's code of ethics, and its philosophy, that "if we can't do it right, we don't do it at all," is evident by the Mylan family of employees whose dedications, hard work and integrity has provided the foundation upon which this company was established in 1961, and it continues to be the backbone, as Mylan builds for the future.

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

Morgantown

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

Mylan merged with Dow B. Hickam Pharmaceuticals, a high quality branded pharmaceutical company with a highly skilled and aggressive marketing force on October 30, 1991.

On April 14, 1986, Mylan became a member of the Big Board, The New York Stock Exchange, and its symbol became MYL.

February 28, 1996, Mylan acquired UDL Laboratories, Inc., the premier supplier of unit dose generic pharmaceuticals to the institutional and long-term care marketplace.

Bertek, Inc., an important manufacturer and innovator of state-ofthe-art transdermal drug delivery systems was acquired on February 15, 1993.

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

     November 1988, Mylan announced the joint venture purchase of Somerset Pharmaceuticals. Somerset received FDA approval in 1989 for Eldepryl (R), an extremely effective treatment for late stage Parkinson's disease.

Cidra, Puerto Rico became the site of Mylan's third generic manufacturing facility with its opening in October 1994.

In 1991 the Company also opened its second distribution facility in Reno, Nevada.

     Mylan introduced its first proprietary product, MAXZIDE (R), an antihypertensive in 1984. In 1988, after three years of clinical testing, Mylan received approval on half strength MAXZIDE (R)-25MG. Both were licensed to Lederle Laboratories for distribution.

     Bertek Pharmaceuticals Inc., the branded products division of Mylan Laboratories, launched NITREK (TM)in 1997. NITREK (TM) is Mylan's first branded generic nitroglycerin transd ermal product, for the treatment of angina. NITREK
(TM)was jointly developed by Mylan Pharmaceuticals and Bertek, Inc.

In 1987 Mylan opened a second manufacturing facility in Caguas, Puerto Rico, followed by the opening of its first distribution center in Greensboro, North Carolina in 1988.

Can Mylan be competitive

Yes.

        In the race to be the best, the teamwork of Mylan's family of employees gives the Company the competitive edge.


     Mylan competes on many fronts. Traditionally, Mylan has been viewed as only a generic drug company, but in fact, we are a growing, changing, multi-faceted company with a presence throughout the pharmaceutical industry.

     With the heightened concern about health care costs and the constant changes in the health care markets, Mylan must make certain that its marketing efforts keep pace with marketplace change. Accordingly, we aggressively protect our market share by keeping our customers price competitive. We continually strive to control costs throughout the company in order to remain competitive in this new environment.

     Mylan has some of the most efficient manufacturing facilities in the industry which allows us to keep production costs to a minimum. We pride ourselves on not only having state-of-the-art plants, but also having the most current production equipment and dedicated employees who take great pride in their work and their company. It is our conviction that Mylan's most important advantage is the quality and integrity of our people and their capabilities. Many times people follow Mylan's lead and imitate our style, but it would be extremely difficult, if not impossible, to duplicate the performance, capability and dedication of our people. They are truly our competitive edge.

     Another advantage for Mylan is our ability to produce very large batches of product at one time.instead of manufacturing several smaller batches.saving manufacturing and inspection hours and keeping production costs to a minimum.

     We continue to be a market leader in the number of generic products and strengths. Currently we have 88 products representing 224 strengths, covering 24 therapeutic categories.

     We have 26 Abbreviated New Drug Applications (ANDAs) or generic products, submitted to the FDA with another 25 compounds targeted for submission this year. There are many more compounds in various stages of development.


     Additionally, to continue to grow the Company and increase shareholder value, Mylan is developing proprietary drugs. Currently we have six of these compounds in our pipeline. These are products that will have exclusivity and will not be subjected to the constantly increasing competition that the generic industry has been experiencing.

     Mylan has two distribution centers, one in Greensboro, North Carolina and a second in Reno, Nevada. For efficiency, product is shipped to these centers when manufacturing is completed and all shipments to customers are made from the closest center, resulting in Mylan having the fastest delivery service in the entire industry. The efficiency of this distribution system creates an advantage for Mylan and its customers, giving Mylan another competitive edge.

     Mylan has built its market share steadily over the years. According to the IMS National Prescription Audit, Mylan consistently ranks first or second among all pharmaceutical companies, branded or generic, in the number of prescriptions dispensed.

     In no other industry have the market dynamics changed as dramatically as they have in the health care field. With the heightened concern about health care costs, the opportunities for an innovative company producing a wide range of reasonably priced, high quality products is endless.

     Mylan is focused on these opportunities. We have used quality, service and delivery to build our large distribution network and have become a dominant player in the marketplace and it is our intention to be an even stronger presence in the future. Is Mylan competitive? Absolutely!

Is Mylan committed?  YES

 Mylan's bridge from being only a generic company to becoming a fully integrated pharmaceutical company is built upon our commitment to researching & developing proprietary products that meet unmet needs.

We are committed to maintaining our present position of leadership in the industry while continuing our growth into a fully integrated pharmaceutical company.


     Mylan's mission is clear. We are committed to maintaining our present position of leadership in the industry while continuing our growth into a fully integrated pharmaceutical company.

     Of course, the key to our company's long-term performance remains research and development. Our dollar investment in R & D has grown steadily over the years, and this fiscal year represented approximately 10% of our sales for a total of $43 million. This investment, along with our accelerated R & D program, comprises our commitment to developing new products that maximize the value of our existing products.

     But even more important than the size of this investment is the strategy behind it. We are focusing our efforts on products that meet unmet needs. We are pioneers who develop new market opportunities. We look to innovator products as a source of growth and do not pursue "me-too" drugs except as a generic. Our main areas of concentration are neurology and dermatology = two exciting markets which represent several billions of dollars in sales. We are targeting these markets with significant new product research and a restructured, more potent sales and distribution system. Currently, we have new products in our pipeline that represent significant improvements over present modalities of treatment in these fields.

     Mylan is a research driven company. That has been our traditional strength. Accordingly, we have more than tripled our R & D staff over the past four years. We anticipate further growth now that we completed a new 150,000 square foot research and development center in Morgantown,West Virginia.

     Our present pipeline is the most aggressive in Mylan's history. We have 26 ANDAs filed with the FDA, representing well over $4 billion in current sales. Our goal is to submit two ANDAs per month, and we feel confident that our new state-of-the-art facility will enable us to meet this aggressive schedule. The 25 products that we have targeted for submission this year exceed $3 billion in current sales.

     In addition to these 25 new generic products, we have approximately 30 more in various stages of development and a like amount being sourced for raw material.

     We have developed our own 'Sustained Release' technology which is housed in a new 27,000 square foot bead facility. This gives us an entree into a major new market with products like Verapamil HCL ER and Diltiazem HCL ER, our first two approved products of this type. We have approximately 10 more of these products in development representing an additional $3 billion in sales.

     As a fully integrated pharmaceutical company, Mylan has gone beyond generics to add a range of innovator drugs to its portfolio. We currently have six of these products in our pipeline.

     We filed the New Drug Application (NDA) on our burn product, Sulfamylon, at the end of fiscal 1997, and barring any problems, we are anticipating a six month review of this orphan drug. The product is used to control bacterial colonization and prevents infectious graft loss in burn patients. Exclusivity will be seven years from date of approval.

     Sertaconazole, our antifungal used for the treatment of Tinea Pedis & Tinea Cruris is in Phase II-III clinicals. We would hope to have this filed by the year 2000 and under GATT regulations, this compound would have exclusivity through the year 2011.

     Our wound product, which is an adjunctive therapy to promote wound healing, is in Phase II. We expect to receive three years exclusivity upon approval of this product which we hope to file by 1999.

     Our topical anesthetic is in Phase III clinicals and our goal is to file on this product in 1998. It will also receive three years exclusivity upon approval.

     Dotarizine, which is for the prevention of migraine headaches, is in Phase II clinicals. This is an excellent product and according to what we have been advised, is the only product being studied for the prevention of migraines. All others under development are for the treatment of migraines. Our goal is to file on this product by 2001 and we will have exclusivity under GATT regulations until 2008.

     Apomorphine, which is used in the treatment of the "on/off" or "freeze" phenomenon associated with late stage Parkinson's disease is in Phase II-III clinicals. This, too, is a badly needed product because people who suffer from this affiction are literally house bound. They are afraid to go anywhere because they could "freeze" and be that way for two or three hours. With this product, they could inject themselves or be injected by their caretaker and immediately be "released". Our goal is to file this NDA in 1998 and the product will have seven years Orphan Drug exclusivity.

     Our alliance with VivoRx, Inc., a California based biotech company, is one of the most exciting projects we have ever been involved in. VivoRx has developed a breakthrough treatment for the most drastic form of diabetes. Under the leadership of Dr. Patrick Soon-Shiong, VivoRx is developing a new way to manage Type 1 Diabetes through pancreatic islet cell implants. Instead of injecting insulin, patients can produce their own insulin through the implanted pancreatic islet cells. This avoids the dosage problems that make it difficult to treat diabetes with daily injections. Through cell implants, the body makes insulin as needed in the exact amount it requires.

     Three patients have been successfully implanted and their progress profiles are excellent.

Supplying cells in sufficient numbers is one of the challenges of this procedure, and VivoRx has amended its original Investigational New Drug
(IND) to permit use of human "proliferated" cells. They have already used these proliferated cells in one patient, whose progress profile is the same as the original transplant patients.

     VivoRx has now been approved to do Phase I-II clinical trials of encapsulated porcine islet cells in humans and will begin those clinicals by the end of this calendar year.

     The alliance between Mylan and VivoRx is a major step in helping to control diabetes. This is a devastating disease that accounts for one out of every seven health care dollars spent in the U.S. Insulin-dependent diabetics alone who could potentially benefit the most from this technology number 1.4 million in the U.S. They account for medical expenditures in excess of $10 billion each year.

     Our VivoRx investment is consistent with the Mylan objective of focusing upon therapies that make a difference in terms of human and economic value.

Is Mylan committed? Completely!

Can Mylan be diversified?  Yes

     Mylan's diversity in product and technology, and its dedicated family of employees all work together like the gears of a fine tuned machine to make Mylan a leader in the industry.

     Mylan is a company on the move. Several years ago we developed a business plan which directed our resources toward a long-term strategy for growth. We know where we are going and how we want to get there. We are pushing every growth lever we can to enhance short and long-term prospects.

     Our strategy combines enhanced R & D, a diversified product portfolio, and a reconfigured business through targeted acquisitions and alliances. These goals provide opportunities to increase our product lines, expand our market presence and improve our profitability.

     The innovator products we have in development coupled with our strong generic pipeline speaks to Mylan's R & D commitment, while the variety of product lines speak to our diversification. We have moved beyond the solid dosage form tablets and capsules which has previously been the bulk of our product line.

     In 1991, we implemented the first steps of our growth plan for the future by acquiring Dow Hickam Pharmaceuticals, which provided us with two immediate advantages. First, it is an excellent and very successful wound care company with solid contacts with physicians, hospitals and long-term care facilities. markets we had targeted for future growth.

     Secondly, it had a first-class and sizeable sales force.something we didn't have but would definitely need to be able to launch the proprietary products we were beginning to work on.

     Our next acquisition occurred in 1993, when we added Bertek, Inc. to our family of companies. Bertek, Inc. is a leading manufacturer of transdermal drug delivery systems. It has unique, state-of-the-art technologies for producing coatings, laminates and finished pharmaceutical products for transdermal administration of drugs to patients.

     The nitroglycerin patches developed by our Bertek division are smaller and less visible than traditional types, and since they cover less area, they can reduce skin irritation, which can be a side effect. We received our first patch approval on August 30, 1996 and have filed two more ANDAs with the FDA for this type of product. We have several more compounds in development using the patch technology.

     Our Bertek division has collaborated with Somerset Pharmaceuticals to produce an EldeprylRegistration Mark patch. Mylan has 50% ownership of Somerset Pharmaceuticals, which owns the rights to EldeprylRegistration Mark. Currently, Somerset is in Phase III clinical trials using the patch for treatment of Alzheimer's disease. Results of the study should be available in the first half of 1998.

     The joint venture purchase of Somerset Pharmaceuticals has proven to be a special asset to Mylan. Eldepryl (R), in capsule form, is taken by thousands of patients as an extremely effective treatment of late-stage Parkinson's disease.


     In today's health care market, packaging and delivery of drugs can be almost as important as the drugs themselves. The growth of managed care has created significant demand for reliable supply, reasonable costs and dependable service. Mylan is meeting that need through its newest subsidiary, UDL
Laboratories.   UDL is  the   premiere   supplier   of  unit  dose multi-source
pharmaceuticals  to the institutional  and long-term care markets.

     Through  UDL,   Mylan  has   strengthened   its  position  in  the  retail,
institutional and managed care markets.

     UDL packages more than one billion doses per year. It has contract awards with a large network of group purchasing organizations. UDL offers over 450 line items in unit dose form. more than any other single source. It also manufactures a line of unit dose liquids in a range of sizes. These and other UDL systems offer doses that are accurately measured, precisely marked and conveniently packaged. This all adds up to high quality and reduced cost.two essentials in today's medical marketplace.

     Licensing of compounds and products is one of the strategies Mylan is using to expand its product and pipeline.

     Dotarizine and Sertaconazole were licensed from Ferrer Internacional S.A. of Barcelona, Spain. Both compounds are currently in clinicals.

     Generic injectable drugs, a non-narcotic prescription pain product and the Q-Pen auto-injector delivery system were all licensed from Meridian Medical Technologies.

     A unique technology for a controlled release product from ANDA SR, a division of ANDRx Corporation.

     A  sterile,   semipermeable   bilaminate  wound  dressing  as  well  as  an
ultra-thin, highly flexible, film based wound dressing, both for the Hickam product line, licensed from Polymedica Industries, Inc.

     A topical anesthetic, which is currently in clinicals, licensed from Smith & Nephew Ltd. of Great Britain.

     An exclusive license with Phytogen International LLC of Canada to introduce generic Taxol (R) into the United States.

     An exciting alliance with VivoRx, Inc., the California based biotechnology company working on a breakthrough treatment for Type 1 Diabetes.

     Mylan has also  entered  into  agreements  with Eli Lilly and  Company  for
generic  versions  of  CeclorRegistration  Mark,   DarvonRegistration  Mark  and
DarvonRegistration  Mark  Compound-65,   as  well  as  other  products.

     Through acquisitions and alliances, Mylan is expanding its product mix and extending its reach in marketing, sales, packaging and distribution. We are exploiting synergies to lower cost, improve efficiency, maximize quality and diversify products.

     We are confident in Mylan's growth strategy of enhanced R & D, product diversification and strategic acquisitions and alliances. We have a successful past, a firm hold on the present and a strong foothold in the future.

     Is Mylan diversified? Definitely!

Financial Highlights
MYLAN LABORATORIES INC.
----------------------------------------------


Net Earnings (in millions)


    ------  ------   ------  ------  ------
     70.6    73.1     120.9  102.3   63.1


Shareholders' Equity (in millions)

FY    93      94       95     96      97
     -----   -----    -----   -----   -----
     296.0   380.0    482.7   616.4   659.7



Net Sales  (in millions)

FY    93      94       95     96      97
     -----   -----    -----   -----   -----
     212.0   251.8    396.1   392.9   440.2

Notice of Annual Meeting
-----------------------------------
The annual meeting of shareholders of the Company will be held on Thursday, July 24, 1997 at 10:00 AM at the Lakeview Resort &Conference Center, Morgantown, West Virginia. A formal notice together with a proxy statement and form of proxy will be mailed to shareholders entitled to vote in advance of the meeting. Shareholder Information A copy of the Mylan Laboratories Inc. Annual Report to the Securities and Exchange Commission on Form 10-K is available to shareholders on request. For a copy of Form 10-K, please write to: Mylan Laboratories Inc. 1030 Century Building 130 Seventh Street Pittsburgh, Pennsylvania 15222 Shareholder Contact Patricia Sunseri (412) 232-0100 Internet http://www.mylan.com

INDEPENDENT AUDITORS' REPORT
MYLAN LABORATORIES INC.

Board of Directors and Shareholders
Mylan Laboratories Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Mylan Laboratories Inc. and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997, appearing on pages 26 through 41. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Laboratories Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. Pittsburgh, Pennsylvania April 30, 1997

Information card Insert


       I would like more information on:
       ______Dividend Reinvestment and Stock Purchase Program
       ______Shareholder Rights Plan



Name
Address
City                                            State             Zip Code
Phone


MYLAN Laboratories Inc.

Building for the Future

Mylan Laboratories Inc.
1030 Century Building
130 Seventh Street
Pittsburgh, Pennsylvania 15222

1997 Annual Report to Shareholders

Directors
-------------------------
Milan Puskar
Chairman of the Board, C.E.O.
and President of the Company

Dana G. Barnett
Executive Vice President
of the Company

Laurence S. DeLynn
Retail Consultant
Morgantown, West Virginia

John C. Gaisford, M.D.
Director of Burn Research
West Penn Hospital
Pittsburgh, Pennsylvania

Robert W. Smiley, Esq.
Doepken Keevican & Weiss
Attorneys-At-Law
Pittsburgh, Pennsylvania

Patricia A. Sunseri
Vice President-
Investor and Public Relations
of the Company

C. B. Todd
Senior Vice President
of the Company

Officers
-----------------------------
Milan Puskar
Chairman, C.E.O. and President

Dana G. Barnett
Executive Vice President

Louis J. DeBone
Vice President-Operations

Roger L. Foster, Esq.
Vice President and
General Counsel

Roderick P. Jackson
Senior Vice President

Dr. John P. O'Donnell
Vice President-
Research and Quality Control

Robert W. Smiley, Esq.
Secretary

Patricia A. Sunseri
Vice President-
Investor and Public Relations

C. B. Todd
Senior Vice President



Corporate Directory
---------------------------------
Mylan Laboratories Inc.
1030 Century Building
130 Seventh Street
Pittsburgh, Pennsylvania 15222
(412) 232-0100

Registrar and Transfer Agent
--------------------------------
American Stock Transfer &
Trust Company
New York, New York

Certied Public Accountants
--------------------------------
Deloitte &Touche LLP
Pittsburgh, Pennsylvania

Financial Consultants
--------------------------------
PDA Associates, Inc.
Ironia, New Jersey

Securities Traded
--------------------------------
New York Stock Exchange
Mylan Laboratories Inc.
Common Stock Symbol: MYL



Design:John Brady Design Consultants Inc., Pittsburgh, Pennsylvania

MYLAN LABORATORIES INC. BOARD OF DIRECTORS

Robert W. Smiley, Esq.
Doepken Keevican & Weiss
Attorneys-At-Law
Pittsburgh, Pennsylvania

Dana G. Barnett
Executive Vice President
of the Company

44

Milan Puskar
Chairman of the Board, C.E.O. and President of the Company

Laurence S. DeLynn
Retail Consultant
Morgantown, West Virginia

C. B. Todd
Senior Vice President
of the Company

Patricia A. Sunseri
Vice President
Investor and Public Relations
of the Company

John C. Gaisford, M.D.
Director of Burn Research
West Penn Hospital
Pittsburgh, Pennsylvania

MYLAN LABORATORIES INC. MANAGEMENT

Dr. John P. O'Donnell
Vice President
Research and
Quality Control

Roderick P. Jackson
Senior Vice President

Carlos Machin
President and
General Manager
Mylan Inc.

Louis J. DeBone
Vice President
Operations

Thomas Clark, M.D.
Medical Director

Roger L. Foster, Esq.
Vice President and
General Counsel

William W. Richardson
President
Bertek Pharmaceuticals Inc.

Michael K. Reicher
President
UDL Laboratories, Inc.

consolidated balance sheets
MYLAN LABORATORIES INC.

March 31                                      1997                     1996
Assets
Current assets
Cash and cash equivalents                 $126,156,000             $176,980,000
Marketable securities                       13,876,000               12,460,000
Accounts receivable                        115,303,000               71,997,000
Inventories                                100,890,000              100,616,000
Deferred income tax benefit                 13,532,000               11,560,000
Other current assets                         9,263,000                5,715,000
Total current assets                       379,020,000              379,328,000

Property, plant and equipment - net of
accumulated depreciation                   135,829,000              121,793,000
Marketable securities, non-current          23,668,000               20,803,000
Intangible assets - net of accumulated
amortization                               137,062,000               74,601,000
Other assets                                76,888,000               69,147,000
Investment in and advances to Somerset      25,113,000               26,337,000

Total assets                              $777,580,000             $692,009,000
See notes to consolidated financial statements.

consolidated balance sheets
MYLAN LABORATORIES INC.

March 31                                         1997                  1996
Liabilities and shareholders' equity
Current liabilities
Trade accounts payable                        $18,039,000           $14,039,000
Current portion of long-term debt              17,453,000             1,400,000
Income taxes payable                           13,795,000            10,096,000
Other current liabilities                      24,566,000            18,185,000
Cash dividend payable                           4,893,000             4,875,000
Total current liabilities                      78,746,000            48,595,000

Long-term obligations                          32,593,000            18,002,000
Deferred income tax liability                   6,501,000             8,971,000

Shareholders' equity
Preferred stock, par value $.50 per share,
authorized 5,000,000 shares,issued and
outstanding = none                                  -                      -

Common stock, par value $.50 per share, authorized 300,000,000 shares, issued 122,814,956 at March 31, 1997 and
122,524,789 at March 31, 1996                  61,407,000            61,262,000
Additional paid-in capital                     89,262,000            85,996,000
Retained earnings                             513,750,000           470,136,000
Unrealized(loss)/gain on marketable securities   (947,000)            1,575,000
                                              663,472,000           618,969,000
Less treasury stock at cost = 752,950
shares at March 31, 1997 and 694,950
shares at March 31, 1996                        3,732,000             2,528,000

Net Worth                                     659,740,000           616,441,000

Total liabilities and shareholders' equity   $777,580,000          $692,009,000

CONSOLIDATED STATEMENTS OF EARNINGS
MYLAN LABORATORIES INC.


Year ended March 31
                                   1997            1996               1995
Net sales                      $440,192,000    $392,860,000       $396,120,000

Cost and expenses
Cost of sales                  259,666,000    197,697,000         169,590,000
Research and development        42,633,000     38,913,000          30,533,000
Selling and administrative      79,948,000     56,073,000          58,035,000
                               382,247,000    292,683,000         258,158,000

Equity in earnings of Somerset  18,814,000     24,968,000          25,406,000
Other income                    10,436,000     16,612,000           7,958,000
Earnings before income taxes    87,195,000    141,757,000         171,326,000
Income taxes                    24,068,000     39,432,000          50,457,000
Net earnings                   $63,127,000   $102,325,000        $120,869,000

Earnings per share             $       .52   $        .86        $       1.02

Weighted average common shares 121,926,000    119,530,000         118,963,000

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
MYLAN LABORATORIES INC.

                                                                                                            Unrealized Gain/
                                      Common Stock    Common Stock         Additional        Retained       (Loss) on
                                         Shares          Amount            Paid-In Capital   Earnings       Marketable Securities

March 31, 1994                       $ 79,697,295     $  39,849,000        $ 54,272,000       $288,357,000   $     -
Stock options exercised                   274,953           137,000           3,305,000               -            -
Cash dividend $.19 per share                  -                 -                  -           (23,014,000)        -
Net earnings                                  -                 -                  -           120,869,000         -
Unrealized gain on marketable securities      -                 -                  -                  -        1,374,000

March 31, 1995                         79,972,248      $  39,986,000       $ 57,577,000       $386,212,000   $ 1,374,000
Stock options exercised                   206,708            104,000          3,103,000               -            -
Cash dividend $.15 per share                  -                  -                 -           (18,401,000)        -
Net earnings                                  -                  -                 -           102,325,000         -
Stock split (3 for 2)                  40,008,219         20,004,000        (20,010,000)              -            -
UDL acquisition                         2,337,614          1,168,000         45,326,000               -            -
Unrealized gain on marketable securities      -                  -                 -                  -          201,000

March 31, 1996                        122,524,789      $  61,262,000       $ 85,996,000       $470,136,000   $ 1,575,000
Stock options exercised                   290,167            145,000          3,266,000               -            -
Cash dividend $.16 per share                  -                  -                 -           (19,513,000)        -
Net earnings                                  -                  -                 -            63,127,000         -
Unrealized loss on marketable securities      -                  -                 -                  -       (2,522,000)

March 31, 1997                        122,814,956      $  61,407,000       $ 89,262,000       $513,750,000    $  947,000)
See notes to consolidated financial statements.

29

CONSOLIDATED STATEMENTS OF CASH FLOWS
MYLAN LABORATORIES INC.

Year ended March 31                                             1997                     1996            1995
Cash flows from operating activities
Net earnings                                                 $ 63,127,000             $102,325,000     $120,869,000
Adjustments  to reconcile  net earnings to net cash
provided  from  operatingactivities:
    Depreciation and amortization                              17,347,000               13,450,000       12,700,000
    Deferred income tax benefit                                    47,000                1,236,000      (10,427,000)
    Equity in earnings of Somerset                            (18,814,000)             (24,968,000)     (25,406,000)
    Cash received from Somerset                                20,038,000               20,686,000       21,114,000
    Allowances on accounts receivable                           2,422,000               (4,141,000)      11,327,000
    Loss on sale of assets                                      1,171,000                     -                -
    Other noncash expenses                                        290,000                  516,000        1,925,000
    Changes in operating assets and liabilities:
      Accounts receivable                                     (45,198,000)              (4,013,000)     (14,240,000)
      Inventories                                              (1,495,000)             (11,148,000)     (19,590,000)
      Trade accounts payable                                    4,000,000               (2,463,000)       3,410,000
      Income taxes payable                                        773,000              (12,468,000)      25,060,000
      Other operating assets and liabilities                    2,829,000               (3,442,000)       9,789,000
Net cash provided from operating activities                    46,537,000               75,570,000      136,531,000

Cash flows from investing activities
    Additions to property, plant and equipment                (26,854,000)             (31,419,000)     (17,485,000)
    Increase in intangible and other assets                   (30,674,000)             (16,970,000)      (8,238,000)
    Purchase of investment securities                         (23,221,000)             (27,169,000)     (58,491,000)
    Proceeds from investment securities                        18,060,000               68,753,000       25,482,000
    Proceeds from sale of assets                                3,500,000                     -                -
    Acquisitions net of cash acquired                                -                    (520,000)      (6,432,000)
Net cash used in investing activities                         (59,189,000)              (7,325,000)     (65,164,000)
See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
MYLAN LABORATORIES INC.


Year ended March 31                                        1997                  1996                1995
Cash flows from financing activitieS
    Payments on long-term obligations                  $(19,788,000)         $ (2,879,000)       $   (451,000)
    Cash dividends paid                                 (19,491,000)          (17,502,000)        (22,208,000)
    Proceeds from exercise of stock options               1,107,000             1,836,000           3,046,000
Net cash used in financing activities                   (38,172,000)          (18,545,000)        (19,613,000)

Net (decrease) increase in cash and cash equivalents    (50,824,000)           49,700,000          51,754,000
Cash and cash equivalents-beginning of year             176,980,000           127,280,000          75,526,000

Cash and cash equivalents-end of year                  $126,156,000          $176,980,000        $127,280,000



31

     For purposes of presentation in the statements of cash flows, cash, overnight deposits and money market funds and marketable securities with original maturities of less than three months have been classified as cash and cash equivalents. The carrying value of these items approximates fair value. Cash payments for interest were $1,977,000 in 1997, $22,000 in 1996, $25,000 in
1995. Cash payments for income taxes were $23,245,000 in 1997, $50,665,000 in 1996, and $35,822,000 in 1995. During fiscal 1996 the Company acquired all of the outstanding stock of UDL (see note B). The purchase price of approximately $47,500,000 was satisfied through the issuance of the Company's common stock. During fiscal 1997 in connection with the MAXZIDE(R) agreements the Company recorded intangible assets and long-term obligations of $49,666,000 in excess of amounts paid to AHP at closing. Certain stock option transactions result in a reduction of income taxes payable and a corresponding increase in additional paid-in capital. The amounts for the years ended March 31, 1997, 1996, and 1995 were $205,000, $1,155,000 and $396,000. During fiscal 1996 the Company declared a 3 for 2 stock split effected in the form of a stock dividend (see note L). In consideration for the exercise of stock options, the Company received and recorded into treasury stock 53,333 shares valued at $900,000 in fiscal 1997, 10,166 shares valued at $209,000 in fiscal 1996 and 659 shares valued at $14,000 in fiscal 1995.

FINANCIAL HIGHLIGHTS
MYLAN LABORATORIES INC.

March 31                        1997                        1996
Net sales                   $440,192,000               $392,860,000

Net earnings                $ 63,127,000               $102,325,000

Earnings per share          $        .52               $        .86

Working capital             $300,274,000               $330,733,000

Current ratio                  4.8 to 1                  7.8 to 1

Total assets                $777,580,000               $692,009,000

Shareholders' equity        $659,740,000               $616,441,000

Book value per share        $    5.41                  $    5.16

SELECTED FINANCIAL DATA
MYLAN LABORATORIES INC.


Year ended March 31           1997        1996        1995          1994          1993        1992        1991
Net sales                   $440,192     $392,860    $396,120      $251,773      $211,964    $131,936    $104,524

Net earnings                $ 63,127     $102,325    $120,869      $ 73,067      $ 70,621    $ 40,114    $ 32,952

Earnings per share          $    .52     $    .86    $   1.02      $    .62      $    .61    $    .35    $    .29

Shares used in computation   121,926      119,530     118,963       118,423       115,651     114,726     114,552

At year end
Working capital             $300,274     $330,733    $275,032      $191,647      $154,000    $102,105    $ 81,571

Total assets                $777,580     $692,009    $546,201      $403,325      $351,105    $226,720    $186,955

Long-term obligations       $ 32,593     $ 18,002    $  7,122      $  4,609      $  5,125    $  3,600    $  3,398

Shareholders' equity        $659,740     $616,441    $482,728      $379,969      $295,972    $203,452    $167,531

Book value per share        $   5.41     $   5.16    $   4.06      $   3.21      $   2.56    $   1.77    $   1.46

Numbers in thousands except per share amounts.
From June of 1985 through June of 1990 the Company paid a semi-annual cash dividend of $.033 per share per year. From June of 1990 through July of 1992 the Company had a quarterly dividend program totaling $.067 per share per year. From October of 1992 to July of 1993 the Company had a quarterly dividend program totaling $.08 per share per year. From October of 1993 to July of 1994 the Company had a quarterly dividend program totaling $.107 per share per year. From October of 1994 to July of 1995 the Company had a quarterly dividend program totaling $.133 per share per year. Since October of 1995 the Company has had a quarterly dividend program totaling $.16 per share per year. In addition, the Company paid a special one-time dividend of $.067 per share on January 13, 1995. The above nancial data gives retroactive effect to the October 30, 1991 business combination of Mylan Laboratories Inc. and Dow Hickam Pharmaceuticals Inc., the two-for-one stock split effective August 1, 1992 and the three-for-two stock split effective August 15, 1995.

Management's Discussion and Analysis of Results of Operations and Financial Position MYLAN LABORATORIES INC.

     Overview Despite several positive steps taken by Mylan Laboratories Inc. ("the Company") in fiscal 1996 and fiscal 1997, the highly competitive nature of the generic pharmaceutical industry and an increasingly difficult regulatory environment took their tolls on fiscal 1997 operations. Net earnings in fiscal 1997 were $63.1 million compared to $102.3 million in fiscal 1996 and $120.9 million in fiscal 1995. The Company estimates that price deterioration in the generic market reduced net earnings by approximately $75 million in fiscal 1997 and $55 million in fiscal 1996. While the generic industry has always been competitive, the Company has never witnessed so strong an impact as has been realized over the past two years. In addition to price deterioration on the existing generic product line, the Company has received few significant new product approvals in the past two years. Historically, new product approvals have been the Company's primary means of offsetting pricing pressure. In fiscal 1996 only four products were added to the Company's generic line and while nine products were added in fiscal 1997, the most promising addition, glyburide, had to be withdrawn from the market when the U.S. Food and Drug Administration ("FDA") changed the approval to a tentative approval as a result of patent related issues. Patent related lawsuits by branded pharmaceutical companies, such as that filed with respect to glyburide, are becoming increasingly common. While such suits rarely result in findings of infringement, they delay the FDA approval process while issues such as patent validity and potential infringement are resolved by the courts. The Company believes that branded pharmaceutical companies are likely to continue such tactics given the magnitude of the current market for several branded products scheduled to lose patent exclusivity in the near future. The Company's strategy for maximizing shareholder value given the volatility in the generic industry was initiated some years ago. The strategy includes a commitment to maintaining its leadership role in the generic industry by broadening both generic product line and customer base. Additionally, the Company is equally committed to becoming a fully integrated pharmaceutical company capable of satisfying unmet needs in the medical community. Throughout fiscal 1996 and 1997 the Company has taken several steps towards meeting these objectives. Through the Company's generic distribution network, the volume of generic shipments, excluding unit dose shipments, increased by 18% in fiscal 1997 to approximately 6.7 billion units. Fiscal 1996 experienced a similar growth rate over the previous year. This growth is indicative of the Company's proven ability to consistently produce high quality, cost effective product to meet customers increasing demand. In February of 1996, the Company acquired UDL Laboratories, Inc. ("UDL"), the premier supplier of unit dose generic pharmaceuticals to the institutional and long-term care markets. While full integration of this subsidiary remains to be accomplished, net sales, gross profit and net earnings were all favorably impacted in fiscal 1997 as a result of this acquisition. More importantly, the acquisition provides a critical link for the Company to the ever growing managed care segment of the generic industry. In August of 1996, the Company received FDA approval to market the Bertek, Inc. nitroglycerin transdermal patch. The Company acquired Bertek, Inc. in February of 1993 based on the transdermal technology available there and the possibilities for future development of alternative delivery system pharmaceutical products. The approval of the nitroglycerin patch immediately improved profits for the Company as this patch replaced a product previously marketed by the Company which was purchased from another manufacturer. In addition, due to the favorable attributes of the Bertek, Inc. patch, total sales of nitroglycerin patch products virtually doubled in fiscal 1997.

     In August of 1996, the Company terminated its license arrangement with Lederle Laboratories ("Lederle") relating to MAXZIDE (R) and MAXZIDE (R)-25MG and began direct marketing and sales of these products through its Bertek Pharmaceuticals Inc. subsidiary (formerly Dow Hickam Pharmaceuticals Inc.). Since 1984, the Company, which developed MAXZIDE (R) and MAXZIDE (R)-25MG, had been manufacturing these products for sale exclusively to Lederle, which marketed the products using the Lederle name. As a result of the termination of the license arrangement with Lederle, the Company's sales revenue relating to MAXZIDE (R)and MAXZIDE (R)-25MG increased by nearly 100% in fiscal 1997 and gross profits resulting from these sales nearly tripled. In addition, as a result of the agreement, the Company was also able to begin marketing generic versions of the MAXZIDE (R) products and a generic version of Dyazide(R). The Company had not been able to market these generic products under the terms of the Lederle license agreement. While the addition of MAXZIDE (R) and MAXZIDE
(R)-25MG had an immediate favorable impact on fiscal 1997 earnings, it also has provided the basis for the establishment of Bertek Pharmaceuticals Inc. as a recognizable name in the branded pharmaceutical industry. It is upon this platform that the Company plans to launch several branded products in the near and extended future.

     Results  of  Operations  Net Sales and Gross  Margin

     The following table outlines net sales, gross margin and the corresponding change from the previous year: (dollars in millions)

Year Ended           Net Sales          Gross Margin          Gross Margin
March 31,         Dollars  Change      Dollars  Change        as % of Sales

1997              $440.2     12%       $ 180.5   - 8%              41%
1996               392.9    - 1%         195.2   - 14%             50%
1995               396.1     57%         226.5     80%             57%

     The changes in net sales, gross margins and gross margin as a percent of net sales are indicative of the highly competitive nature of the generic pharmaceutical industry and the Company's history of obtaining new product approvals. Generic products generally yield higher gross margins as a percent of sales in the short-term period after introduction, and are subject to, sometimes severe, price deterioration as other competitors enter the market. With respect to the Company's generic product line, the Company added eleven products in fiscal 1995 which accounted for $151.5 million in net sales in fiscal 1995, four products in fiscal 1996 which accounted for $10.3 million in net sales in fiscal 1996 and nine products in fiscal 1997 which accounted for $34.1 million in net sales in fiscal 1997. Several variables including timing of the approval, total market size and the number of competitors affect the net sales and gross margins for new product approvals. Severe price deterioration in the generic industry has taken place in the last two years. The primary causes of the deterioration relate to the consolidation of the Company's customers through mergers and acquisitions, the emergence of large buying groups which represent many independent pharmacies and increased competition by brand-name competitors who have entered the generic industry by creating generic subsidiaries, purchasing generic companies or by licensing their products prior to or as their product' s patents expire. The Company estimates that price deterioration resulted in lost net sales and gross profits of approximately $104 million in fiscal 1997 and $77 million in fiscal 1996. Total unit volume of generic product shipments, excluding unit dose shipments, increased by 18% in fiscal 1997, 17% in fiscal 1996 and 19% in fiscal 1995 over the respective preceding years. The higher level of volumes create manufacturing efficiencies which were realized in both fiscal 1996 and fiscal 1997. The impact of manufacturing efficiencies and higher volumes, however, were overshadowed by the impact of price deterioration in both years.

     Fiscal 1997 net sales and gross margin were favorably impacted by the acquisition of UDL in February of 1996 and the termination of the Company's license agreement with Lederle Laboratories relating to MAXZIDE (R) and MAXZIDE
(R)-25MG in August of 1996. Sales of unit dose products by UDL were approximately $68.1 million in fiscal 1997 compared to $5.1 million for the one month period after acquisition in fiscal 1996. These sales generally provide lower gross margins as a percentage of net sales than the remainder of the Company's generic product line, as many of the UDL products are purchased from other manufacturers. Sales of branded MAXZIDE (R) products were $19.7 million in fiscal 1997 compared to $10.0 million in fiscal 1996 under the license arrangement with Lederle. Due to the competitive nature of the generic pharmaceutical industry, net sales and gross margin percentages recognized in prior years are not necessarily indicative of the results to be expected in future years. Research and Development Research and development expenses were $42.6 million in fiscal 1997, $38.9 million in fiscal 1996 and $30.5 million in fiscal 1995. These amounts represent approximately 10% of net sales in fiscal 1997 and 1996 and 8% of net sales in fiscal 1995. The following table outlines the approximate allocation of research and development expenditures: (dollars in millions)

Year ended March 31            1997           1996            1995
Generic  related  projects    $ 20.5         $18.0           $ 16.3
Innovative  compound  projects  16.1          14.5              8.6
Transdermal  patch projects      6.0           6.4              5.6

     During fiscal 1997 the Company completed construction of a 150,000 square foot facility in Morgantown, West Virginia, which houses the Company's state of the art research and development facility. This facility provides the Company with the ability to perform research and development of both innovative and
generic   compounds   including   sustained  release   compounds.

     Selling and Administrative

     Selling and administrative expenses were $79.9 million in fiscal 1997, $56.1 million in fiscal 1996 and $58.0 million in fiscal 1995. Approximately $12 million of the increase from fiscal 1996 to fiscal 1997 is attributable to UDL, including amortization expense of approximately $3.0 million which resulted from the acquisition of UDL in February of 1996. In fiscal 1997 the Company incurred approximately $4.5 million in incremental marketing, promotions and interest expense related to MAXZIDE (R) products. Also in fiscal 1997, the Company recorded provisions for certain legal matters as well as bad debt expense relating to the Foxmeyer bankruptcy, which aggregated approximately $8.0 million.

Equity in Earnings of Somerset

     Somerset's contribution to the Company's pretax earnings (in thousands) and net earnings per share are as follows:

                 1997                      1996                       1995
                            Net                   Net                         Net
Quarter        Pretax    Earnings    Pretax    Earnings        Pretax      Earnings
Ended         Earnings   Per Share  Earnings   Per Share      Earnings    Per Share
6/30           $ 5,043     $ .04     $ 5,571    $ .04          $ 5,348      $ .04
9/30             5,002       .04       6,138      .05            6,141        .05
12/31            4,462       .03       7,905      .06            8,330        .06
3/31             4,307       .03       5,354      .04            5,587        .04
Fiscal Year    $18,814     $ .14     $24,968    $ .19          $25,406      $ .19


     Under the Orphan Drug Act, Somerset had exclusivity relating to marketing the chemical compound Eldepryl (R) for use as a treatment for late stage Parkinson's disease through June of 1996. In late May of 1996 Somerset received FDA approval to market an easy to identify capsule which was launched immediately by Somerset. In August of 1996 the FDA approved three companies to market a generic tablet form of Eldepryl (R). Somerset filed a complaint against the FDA requesting injunctive and declaratory relief and a review of agency action, and simultaneously requested a temporary restraining order in connection with these approvals. The courts denied Somerset's request for a temporary restraining order and the ruling regarding injunctive relief is pending. The impact of generic competition, increased legal fees and increased research and development expenditures by Somerset relating to alternative indications for Eldepryl (R) and the development of other compounds by Somerset, will continue to adversely affect Somerset's contribution to the Company's net earnings until such new indications or compounds are approved for commercialization.

     Other Income

     Other income, derived principally from investment earnings, was $10.4 million in fiscal 1997, $16.6 million in fiscal 1996 and $8.0 million in fiscal 1995. The fiscal 1997 amount includes a $1.2 million loss incurred by the Company in connection with the sale of certain assets relating to the custom label and printing operations of Bertek, Inc. which were sold in February of 1997. Other year to year changes result from changes in the levels of assets available for investment and investment market conditions. Income Taxes The effective tax rates for fiscal years 1997 and 1996 were 28% and for fiscal 1995 was 30%. The Company recognizes a benefit from tax credits which reduce the effective tax rates by 6% in fiscal 1997, 6% in fiscal 1996 and 5% in fiscal 1995. These tax credits result principally from operations in Puerto Rico and also from credits for increasing research and experimental activities. Changes in the Federal Tax Code enacted in 1993 reduced tax credits otherwise available for operating in Puerto Rico by 40% in fiscal 1995, 45% in fiscal 1996 and 50% in fiscal 1997, with additional 5% reductions to occur in each of the next two fiscal years. In addition, recent tax rulings may reduce the amount of tax credits otherwise available to the Company for increasing research and development activities. In those tax rulings and in an ongoing audit of the Company's tax returns for fiscal years 1992 through 1995, the Internal Revenue Service ("the Service") has taken the position that expenditures for research activities relating to the development of generic pharmaceutical products, do not qualify for inclusion in determining the credit for increased research and experimental activities. Also in connection with the audit of the Company's tax returns, the Service has challenged the Company's position with regards to the extent of tax credits resulting from operating in Puerto Rico. The Company is confident that it can reach a negotiated settlement with the Service which will not have a material adverse effect on its financial position, results of operations or cash flows. In the event, however, that a satisfactory negotiated settlement cannot be reached, the Company is prepared to vigorously defend its tax filing positions. Final resolution of these matters may result in an increase in the effective tax rate in future years.

     Liquidity and Capital Resources

     The Company's balance sheet remains strong with total assets of $777.6 million at March 31, 1997 compared to $692.0 million at March 31, 1996. Principally, as a result of the MAXZIDE (R) transaction in August of 1996, working capital decreased from $330.7 million at March 31, 1996 to $300.3 million at March 31, 1997, and the ratio of current assets to current liabilities also dropped from 7.8 to 1 to 4.8 to 1. Net cash provided from operating activities was $46.5 million in fiscal 1997, $75.6 million in fiscal 1996 and $136.5 million in fiscal 1995. The downward trend corresponds to the Company's operations for the three years and is also impacted by the timing of income tax payments and collections of accounts receivable. The Company's net investment in property, plant and equipment was $26.9 million in fiscal 1997, $31.4 million in fiscal 1996 and $17.5 million in fiscal 1995. Major investments included expansion and relocation of the Company's Greensboro distribution center, expansion and renovation of facilities in Puerto Rico, Vermont and Florida, replacement of an aircraft, and construction of two facilities in Morgantown, one a 150,000 square foot research and office facility and also a 27,000 square foot sustained release manufacturing facility. All of these capital expenditures were made with the general funds of the Company and without incurring bank financing. Changes in the balances of marketable securities relate principally to the timing of maturities. Cash used to increase intangible and other assets includes payments to entities with which the Company is jointly developing new products and in fiscal 1997, the initial payment to American Home Products in connection with the MAXZIDE (R) products. Payments on long-term obligations include obligations assumed in connection with the acquisition of UDL and in fiscal 1997, installment payments in connection with the MAXZIDE (R) products. The Company paid cash dividends of $.16 per share in fiscal 1997 totaling $19.5 million, $.15 per share in fiscal 1996, totaling $17.5 million and $.19 per share in fiscal 1995, totaling $22.2 million including a special one time cash dividend of $.07 per share. In March of 1997, the Company's Board of Directors authorized the repurchase of up to 5 million shares of the Company's outstanding common stock. The Company intends to purchase shares throughout fiscal 1998 and believes that this use of cash will not have an adverse affect on the Company's operations.

OTHER  MATTERS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This standard is effective for financial statements for years ending after December 15, 1997. Management believes the application of this standard will not have a material impact on the Company's computation of earnings per share.

     Mylan Pharmaceuticals Inc.

250 mg                  500 mg
CEFACLOR Capsules, USP
Compare to:Ceclor (R)*
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY

        200 mg                400 mg
ACEBUTOLOL
HYDROCHLORIDE Capsules
Compare to:Sectral (R)*
*REGISTERED TRADEMARK OF
WYETH-AYERST LABORATORIES

  10 mg         25 mg              50 mg
  75 mg        100 mg             150 mg
AMITRIPTYLINE HYDROCHLORIDE
Tablets, USP
Compare to:Elavil (R)*
*REGISTERED TRADEMARK OF ZENECA PHARMACEUTICALS

           250 mg    500 mg
CHLOROTHIAZIDE  Tablets,  USP
Compare  to:Diuril (R)*
*REGISTERED TRADEMARK OF MERCK & CO., INC.

250 mg/5 mL          375 mg/5 mL
(Not actual size)
Also available in 125 mg/5 mL and 187 mg/5 mL


CEFACLOR
Powders for Oral Suspension, USP
Compare to:Ceclor (R)*
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY

2 mg              4 mg
ALBUTEROL Tablets,USP
Compare to:Proventil(R)*/Ventolin (R)**
*REGISTERED TRADEMARK OF SCHERING CORPORATION
**REGISTERED TRADEMARK OF GLAXO WELLCOME INC.

         100 mg      250 mg
CHLORPROPAMIDE Tablets, USP
Compare  to:Diabinese(R)*
*REGISTERED TRADEMARK OF PFIZER INC.

          50 mg        100 mg
ATENOLOL Tablets
Compare to:TenorminRegistration Mark*
*REGISTERED TRADEMARK OF ZENECA PHARMACEUTICALS

         25 mg         50 mg
CHLORTHALIDONE  Tablets, USP
Compare  to:Hygroton(R)*
*REGISTERED TRADEMARK OF RHoNE-POULENC RORER PHARMACEUTICALS INC.

          100 mg    300 mg
ALLOPURINOL  Tablets,  USP
Compare  to:Zyloprim(R)*
*REGISTERED TRADEMARK OF GLAXO WELLCOME INC.

        50 mg/25 mg    100 mg/25 mg
ATENOLOL and
CHLORTHALIDONE Tablets
Compare to:Tenoretic(R)*
*REGISTERED TRADEMARK OF ZENECA PHARMACEUTICALS

          250 mg        500 mg
CEPHALEXIN Capsules, USP
Compare to:Keflex(R)*
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY

200 mg    300 mg
           400 mg    800 mg
CIMETIDINE Tablets, USP
Compare to:Tagamet(R)*
*REGISTERED TRADEMARK OF
SMITHKLINE BEECHAM PHARMACEUTICALS

    0.25 mg        0.5 mg      1 mg  2 mg
ALPRAZOLAM Tablets, USP
Compare to:Xanax(R)*
*REGISTERED TRADEMARK OF PHARMACIA & UPJOHN COMPANY

      0.5 mg 1 mg         2 mg
BUMETANIDE Tablets, USP
Compare to:Bumex(R)*
*REGISTERED TRADEMARK OF ROCHE PHARMACEUTICALS

      5 mg/12.5 mg      10 mg/25 mg
CHLORDIAZEPOXIDE and
AMITRIPTYLINE HYDROCHLORIDE
Tablets, USP
Compare to:Limbitrol(R)*
*REGISTERED TRADEMARK OF ROCHE PRODUCTS INC.

5 mg/50 mg
AMILORIDE HYDROCHLORIDE and
HYDROCHLOROTHIAZIDE
Tablets, USP
Compare to:Moduretic(R)*
*REGISTERED TRADEMARK OF MERCK &CO., INC.

12.5 mg 25 mg 50 mg 100 mg
CAPTOPRIL Tablets, USP
Compare to:Capoten (R)*
*REGISTERED TRADEMARK OF BRISTOL-MYERS SQUIBB COMPANY

0.1 mg          0.2 mg    0.3 mg
CLONIDINE HYDROCHLORIDE
Tablets, USP
Compare   to:Catapres (R)*
*REGISTERED  TRADEMARK  OF  BOEHRINGER
INGELHEIM PHARMACEUTICALS, INC.

                2.5 mg/0.025 mg
DIPHENOXYLATE HYDROCHLORIDE
and ATROPINE SULFATE Tablets, USP
Compare to:Lomotil(R)*
*REGISTERED TRADEMARK OF G.D. SEARLE &CO.

0.1 mg/       0.2 mg/       0.3 mg/
       15 mg        15 mg        15 mg
CLONIDINE HYDROCHLORIDE and
CHLORTHALIDONE Tablets, USP
Compare  to:Combipres(R)*
*REGISTERED TRADEMARK OF BOEHRINGER INGELHEIM PHARMACEUTICALS, INC.

  0.5 mg  1 mg    2 mg  5 mg
HALOPERIDOL Tablets, USP
Compare to:Haldol(R)*
*REGISTERED TRADEMARK OF MCNEIL PHARMACEUTICAL

        50 mg          100 mg
FLURBIPROFEN Tablets, USP
Compare to:Ansaid(R)*
*REGISTERED TRADEMARK OF PHARMACIA & UPJOHN COMPANY

250 mg              500 mg
ERYTHROMYCIN STEARATE
Tablets, USP
Compare to:Erythrocin(R)* Stearate
*REGISTERED TRADEMARK OF ABBOTT LABORATORIES

          10 mg        25 mg
          50 mg        75 mg
100 mg
DOXEPIN HYDROCHLORIDE
Capsules, USP
Compare to:Sinequan(R)*
*REGISTERED TRADEMARK OF PFIZER INC.

         400 mg        600 mg
                800 mg
IBUPROFENTablets, USP
Compare to:Motrin(R)*/Rufen(R)**
*REGISTERED TRADEMARK OF PHARMACIA & UPJOHN COMPANY
**REGISTERED TRADEMARK OF KNOLL LABORATORIES

      20 mg  40 mg      80 mg
FUROSEMIDE Tablets, USP
Compare to:Lasix(R)*
*REGISTERED TRADEMARK OF HOECHST MARION ROUSSEL

    3.75 mg  7.5 mg    15 mg
CLORAZEPATE DIPOTASSIUM Tablets
Compare to:Tranxene(R)*
*REGISTERED TRADEMARK OF ABBOTT LABORATORIES

                600 mg
FENOPROFEN CALCIUM Tablets, USP
Compare to:Nalfon(R)*
*REGISTERED TRADEMARK OF DISTA PRODUCTS COMPANY

1 mg             2.5 mg
5 mg             10 mg
FLUPHENAZINE HYDROCHLORIDE
Tablets, USP
Compare to:Prolixin(R)*
*REGISTERED TRADEMARK OF APOTHECON

                600 mg
GEMFIBROZIL Tablets, USP
Compare to:Lopid(R)*
*REGISTERED TRADEMARK OF PARKE-DAVIS

10 mg
CYCLOBENZAPRINE HYDROCHLORIDE
Tablets, USP
Compare to:Flexeril(R)*
*REGISTERED TRADEMARK OF MERCK &CO., INC.

         50 mg         100 mg
DOXYCYCLINE HYCLATE
Capsules, USP
Compare to:Vibramycin(R)*
*REGISTERED TRADEMARK OF PFIZER INC.

1.25 mg              2.5 mg
INDAPAMIDE Tablets, USP
Compare to:Lozol(R)*
*REGISTERED TRADEMARK OF RHoNE-POULENC RORER PHARMACEUTICALS INC.

           5 mg      10 mg
GLIPIZIDE Tablets
Compare to:Glucotrol(R)*
*REGISTERED TRADEMARK OF PFIZER INC.

      2 mg      5 mg    10 mg
DIAZEPAM Tablets, USP
Compare  to:Valium(R)*
*REGISTERED TRADEMARK OF ROCHE PRODUCTS INC.

         25 mg         50 mg
INDOMETHACIN  Capsules,  USP
Compare  to:Indocin (R)*
*REGISTERED TRADEMARK OF MERCK &CO., INC.

                100 mg
DOXYCYCLINE HYCLATE
Tablets, USP
Compare to:Vibra-tabs(R)*
*REGISTERED TRADEMARK OF PFIZER INC.

         15 mg         30 mg
FLURAZEPAM HYDROCHLORIDE
Capsules, USP
Compare to:Dalmane(R)*
*REGISTERED TRADEMARK OF ROCHE PRODUCTS INC.

         30 mg         60 mg
         90 mg         120 mg
DILTIAZEM HYDROCHLORIDE
Tablets, USP
Compare to:Cardizem(R)*
*REGISTERED TRADEMARK OF HOECHST MARION ROUSSEL

1.0 mg
2.0 mg
GUANFACINE HCl Tablets, USP
Compare to:Tenex(R)*
*REGISTERED TRADEMARK OF A. H. ROBINS COMPANY, INC.

50 mg                    75 mg
KETOPROFEN Capsules
Compare to:Orudis(R)*
*REGISTERED TRADEMARK OF WYETH-AYERST LABORATORIES


                    400 mg
ERYTHROMYCIN ETHYLSUCCINATE
Tablets, USP
Compare to:E.E.S. 400(R)*
*REGISTERED TRADEMARK OF ABBOTT LABORATORIES

        10 mg             25 mg
        50 mg           75 mg
NORTRIPTYLINE HYDROCHLORIDE
Capsules, USP
Compare to:Pamelor(R)*
*REGISTERED TRADEMARK OF SANDOZ PHARMACEUTICALS CORPORATION

2 mg
LOPERAMIDE HYDROCHLORIDE
Capsules, USP
Compare to:Imodium(R)*
*REGISTERED TRADEMARK OF JANSSEN PHARMACEUTICA INC.

  250 mg    375 mg       500 mg
NAPROXEN Tablets, USP
Compare to:Naprosyn(R)*
*REGISTERED TRADEMARK OF ROCHE PHARMACEUTICALS

                  5 mg
METHYCLOTHIAZIDE Tablets, USP
Compare to:Enduron(R)*
*REGISTERED TRADEMARK OF ABBOTT LABORATORIES

1 mg                     2 mg
5 mg
PRAZOSIN HYDROCHLORIDE
Capsules, USP
Compare to:Minipress(R)*
*REGISTERED TRADEMARK OF PFIZER INC.

        0.5 mg          1 mg        2 mg
LORAZEPAM Tablets, USP
Compare to:Ativan(R)*
*REGISTERED TRADEMARK OF WYETH-AYERST LABORATORIES

          250 mg    500 mg
METHYLDOPA Tablets, USP
Compare to:Aldomet(R)*
*REGISTERED TRADEMARK OF MERCK &CO., INC.

275 mg               550 mg
NAPROXEN SODIUM Tablets, USP
Compare to:Anaprox(R)*
*REGISTERED TRADEMARK OF ROCHE PHARMACEUTICALS

500 mg
PROBENECIDTablets, USP
Compare to:Benemid(R)*
*REGISTERED TRADEMARK OF MERCK &CO., INC.

         2 mg/10 mg  2 mg/25 mg
         4 mg/10 mg  4 mg/25 mg
               4 mg/50 mg
PERPHENAZINE and AMITRIPTYLINE
HYDROCHLORIDE  Tablets,  USP
Compare  to:Triavil(R)*
*REGISTERED TRADEMARK OF MERCK &CO., INC.

250  mg/15 mg 250  mg/25 mg
METHYLDOPA  and  HYDROCHLOROTHIAZIDE
Tablets,  USP
Compare to:Aldoril(R)*
*REGISTERED TRADEMARK OF MERCK &CO., INC.

        25 mg50 mg         75 mg
MAPROTILINE HYDROCHLORIDE
Tablets, USP
Compare to:Ludiomil(R)*
*REGISTERED TRADEMARK OF CIBAGENEVA PHARMACEUTICALS

20 mg               30 mg
NICARDIPINE Capsules, USP
Compare to:Cardene(R)*
*REGISTERED TRADEMARK OF ROCHE PHARMACEUTICALS

5 mg          10 mg
PROCHLORPERAZINE MALEATE
Tablets, USP
Compare to:Compazine(R)*
*REGISTERED TRADEMARK OF SMITHKLINE BEECHAM PHARMACEUTICALS

          50 mg        100 mg
MECLOFENAMATE SODIUM
Capsules, USP
Compare to:Meclomen(R)*
*REGISTERED TRADEMARK OF PARKE-DAVIS

50 mg         100 mg
METOPROLOLTARTRATE Tablets, USP
Compare to:Lopressor(R)*
*REGISTERED TRADEMARK OF CIBAGENEVA PHARMACEUTICALS

                65 mg
PROPOXYPHENE COMPOUND
Capsules, USP
Compare to:Darvon(R)* Compound-65
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY

           5 mg        10 mg
PINDOLOL Tablets, USP
Compare to:Visken(R)*
*REGISTERED TRADEMARK OF SANDOZ PHARMACEUTICALS CORPORATION

0.2 mg/hr
(Not actual size)
Also available in 0.4 mg/hr and 0.6 mg/hr
NITROGLYCERIN TRANSDERMAL SYSTEM (Patches)
Compare to:Transderm Nitro(R)*
*REGISTERED TRADEMARK OF SUMMIT PHARMACEUTICALS

2.5 mg
METHOTREXATE Tablets, USP
Compare to:Methotrexate Tablets/Rheumatrex(R)*
*REGISTERED TRADEMARK OF LEDERLE LABORATORIES

      20 mg  40 mg        80 mg
NADOLOL Tablets, USP
Compare to:Corgard(R)*
*REGISTERED TRADEMARK OF BRISTOL-MYERS SQUIBB COMPANY

          10 mg 20 mg
PIROXICAM  Capsules,  USP
Compare  to:Feldene(R)*
*REGISTERED TRADEMARK OF PFIZER INC.

65 mg
PROPOXYPHENE HYDROCHLORIDE
Capsules, USP
Compare to:Darvon(R)*
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY

0.125 mg/250 mg    0.125 mg/500 mg
RESERPINE and CHLOROTHIAZIDE
Tablets, USP
Compare to:Diupres(R)*
*REGISTERED TRADEMARK OF MERCK &CO., INC.

250 mg                  500 mg
TETRACYCLINE HYDROCHLORIDE
Capsules, USP
Compare to:Achromycin V(R)*/Sumycin(R)**
*REGISTERED TRADEMARK OF LEDERLE LABORATORIES
**REGISTERED TRADEMARK OF APOTHECON

             65 mg/650 mg
PROPOXYPHENE HYDROCHLORIDE
and ACETAMINOPHEN Tablets, USP
Compare to:Wygesic(R)*
*REGISTERED TRADEMARK OF WYETH-AYERST LABORATORIES

80 mg          120 mg
VERAPAMIL HYDROCHLORIDE
Tablets, USP
Compare to:Isoptin(R)*
*REGISTERED TRADEMARK OF KNOLL LABORATORIES

500 mg
TOLBUTAMIDE Tablets, USP
Compare to:Orinase(R)*
*REGISTERED TRADEMARK OF PHARMACIA & UPJOHN COMPANY

120 MG
240 mg
VERAPAMIL HYDROCHLORIDE
EXTENDED-RELEASE Tablets
Compare to:Isoptin(R) SR*
*REGISTERED TRADEMARK OF KNOLL PHARMACEUTICALS

10 mg        25 mg         50 mg        100 mg
THIORIDAZINE HYDROCHLORIDE
Tablets, USP
Compare to:Mellaril(R)*
*REGISTERED TRADEMARK OF
SANDOZ PHARMACEUTICALS CORPORATION

400 mg
TOLMETIN SODIUM Capsules, USP
Compare to:Tolectin(R)* DS
*REGISTERED TRADEMARK OF MCNEIL PHARMACEUTICAL

100 mg/650 mg        100mg/650 mg
PROPOXYPHENE NAPSYLATE and
ACETAMINOPHEN Tablets, USP
Compare to:Darvocet-N(R)* 100
*REGISTERED TRADEMARK OF ELI LILLY AND COMPANY

                25 mg
SPIRONOLACTONE Tablets, USP
Compare to:Aldactone(R)*
*REGISTERED TRADEMARK OF G. D. SEARLE &CO.

          10 mg      20 mg
          40 mg      80 mg
PROPRANOLOL HYDROCHLORIDE
Tablets, USP
Compare to:Inderal(R)*
*REGISTERED TRADEMARK OF WYETH-AYERST LABORATORIES

1 mg              2 mg
5 mg              10 mg
THIOTHIXENE  Capsules,  USP
Compare   to:Navane(R)*
*REGISTERED TRADEMARK OF PFIZER INC.

                600 mg
TOLMETIN SODIUM Tablets, USP
Compare to:Tolectin(R)* 600
*REGISTERED TRADEMARK OF MCNEIL PHARMACEUTICAL

25 mg/25 mg
SPIRONOLACTONE and
HYDROCHLOROTHIAZIDE  Tablets,  USP
Compare   to:Aldactazide(R)*
*REGISTERED TRADEMARK OF G.D. SEARLE &CO.


37.5 mg/25 mg
TRIAMTERENE and
HYDROCHLOROTHIAZIDE
Capsules, USP
Compare to:Dyazide(R)*
*REGISTERED TRADEMARK OF SMITHKLINE BEECHAM PHARMACEUTICALS

150 mg         200 mg
SULINDACTablets, USP
Compare to:Clinoril(R)*
*REGISTERED TRADEMARK OF MERCK &CO., INC.

5 mg 10 mg 20 mg
TIMOLOL MALEATE Tablets,  USP
Compare  to:Blocadren(R)*
*REGISTERED TRADEMARK OF MERCK &CO., INC.

40 mg/25 mg       80 mg/25 mg
PROPRANOLOL HYDROCHLORIDE and
HYDROCHLOROTHIAZIDE Tablets, USP
Compare to:Inderide(R)*
*REGISTERED TRADEMARK OF WYETH-AYERST LABORATORIES


15 mg              30 mg
TEMAZEPAMCapsules, USP
Compare to:Restoril(R)*
*REGISTERED TRADEMARK OF
SANDOZ PHARMACEUTICALS CORPORATION

37.5 mg/25 mg         75 mg/50 mg
TRIAMTERENE and
HYDROCHLOROTHIAZIDE Tablets, USP
Compare to:Maxzide(R)*-25 mg/Maxzide(R)*
*REGISTERED TRADEMARK OF
AMERICAN CYANAMID CO.

250 mg                500 mg
TOLAZAMIDE Tablets, USP
Compare to:Tolinase(R)*
*REGISTERED TRADEMARK OF PHARMACIA & UPJOHN COMPANY

Mylan Pharmaceuticals Inc.
781 Chestnut Ridge Road
Morgantown, WV 26504-4310
Full prescribing information
available upon request. To order, contact your wholesaler or distributor, or call 1-800-RX-MYLAN for more information.
Potency on reverse side.

     Copy Rights1997 MYLAN PHARMACEUTICALS INC. THIS REFERENCE GUIDE IS DESIGNED TO ASSIST IN THE IDENTIFICATION OF MYLAN PRODUCTS. IT CONTAINS ACTUAL SIZE, FULL-COLOR PRODUCT REPRODUCTIONS, EXCEPT WHERE NOTED.

Mylan Pharmaceuticals Inc.

Generic Product Line

Generic Name                             Trade Name
Analgesic
Indomethacin                             Indocin(R)
Propoxyphene HCL                         Darvon(R)
Propoxyphene                             Darvon(R)
Compound                                 Compound-65
Propoxyphene HCL & Acetaminophen         Wygesic(R)
Propoxyphene Napsylate & Acetaminophen   Darvocet-N(R) 100
Antiangina
Atenolol                                 Tenormin(R)
Nadolol                                  Corgard(R)
*Nitroglycerin Transdermal System (Patch)Transderm Nitro(R)
Verapamil HCL                            Isoptin(R)
Antianxiety
Alprazolam                               Xanax(R)
Diazepam                                 Valium(R)
Lorazepam                                Ativan(R)
Perphenazine & Amitriptyline HCL         Triavil(R)
Antibiotic
Cefaclor                                 Ceclor(R)
Cephalexin                               Keflex(R)
Doxycycline Hyclate                      Vibramycin(R)
Doxycycline Hyclate                      Vibra-tabs(R)
Erythromycin Ethylsuccinate              E.E.S. 400(R)
Erythromycin Stearate                    Erythrocin(R)Stearate
Tetracycline HCL                         Achromycin V(R)Sumycin(R)
Antidepressant
Amitriptyline HCL                        Elavil(R)

Chlordiazepoxide  &  Amitriptyline  HCL  Limbitrol(R)
Doxepin HCL                              Sinequan(R)
Maprotiline   HCL                        Ludiomil(R)
Nortriptyline   HCL                      Pamelor(R)
Antidiabetic
Chlorpropamide                           Diabinese(R)
Glipizide                                Glucotrol(R)
Tolazamide                               Tolinase(R)
Tolbutamide                              Orinase(R)
Antidiarrheal
Diphenoxylate  HCL& Atropine  Sulfate    Lomotil(R)
Loperamide HCL                           Imodium(R)
Generic Name                             Trade Name
Antiemetic
*Prochlorperazine Maleate                Compazine(R)
Antigout
Allopurinol                              Zyloprim(R)
Antihypertensive
Amiloride HCL & Hydrochlorothiazide      Moduretic(R)
Captopril                                Capoten(R)
Clonidine HCL                            Catapres(R)
Clonidine  HCL  &   Chlorthalidone       Combipres(R)
*Guanfacine                              Tenex(R)
*Indapamide                              Lozol(R)
Methyldopa                               Aldomet(R)
Methyldopa &  Hydrochlorothiazide        Aldoril(R)
Metoprolol Tartrate                      Lopressor(R)
Prazosin   HCL                           Minipress(R)
Propranolol HCL                          Inderal(R)
Propranolol HCL & Hydrochlorothiazide    Inderide(R)
*Triamterene and Hydrochlorothiazide     Dyazide(R)
*Triamterene and Hydrochlorothiazide     MAXZIDE(R)-25MG MAXZIDE(R)
Antilipemic
Gemfibrozil                              Lopid(R)
Anti-Inflammatory
Fenoprofen Calcium                       Nalfon(R)
Flurbiprofen                             Ansaid(R)
Ibuprofen                                Motrin(R)
                                         Rufen(R)
*Ketoprofen                              Orudis(R)
Meclofenamate Sodium                     Meclomen(R)
Naproxen                                 Naprosyn(R)
Naproxen Sodium                          Anaprox(R)
Piroxicam                                Feldene(R)
Sulindac                                 Clinoril(R)
Tolmetin Sodium                          Tolectin(R)DS
Tolmetin Sodium                          Tolectin(R) 600
Antineoplastic
Methotrexate                             Methotrexate(R)
                                         Rheumatrex(R)
Antipsychotic
Fluphenazine HCL                         Prolixin(R)
Haloperidol                              Haldol(R)
Thioridazine HCL                         Mellaril(R)
Thiothixene                              Navane(R)
Generic Name                             Trade Name
Anxiolytic
Clorazepate Dipotassium                  Tranxene(R)
Beta Blocker
Acebutolol HCL                           Sectral(R)
Pindolol                                 Visken(R)
Timolol Maleate                          Blocadren(R)
Beta Blocker with Diuretic
Atenolol and Chlorthalidone              Tenoretic(R)
Bronchial Dilator
Albuterol                                Proventil(R)
                                         Ventolin(R)
Calcium Channel Blocker
Diltiazem HCL                            Cardizem(R)
*Nicardipine                             Cardene(R)
*Verapamil HCL ER      Isoptin(R)SR
Diuretic
Bumetanide                               Bumex(R)
Chlorothiazide                           Diuril(R)
Chlorthalidone                           Hygroton(R)
Furosemide                               Lasix(R)
Methyclothiazide                         Enduron(R)
Reserpine & Chlorothiazide               Diupres(R)
Spironolactone                           Aldactone(R)
Spironolactone & Hydrochlorothiazide     Aldactazide(R)
Hypnotic Agent
Flurazepam HCL                           Dalmane(R)
Temazepam                                Restoril(R)
H2 Antagonist
Cimetidine                               Tagamet(R)
Muscle Relaxant
Cyclobenzaprine HCL                      Flexeril(R)
Uricosuric
Probenecid                               Benemid(R)

*                                        Indicates scal 1997 introduction

MARKET INFORMATION

QUARTERLY FINANCIAL DATA

(Amounts in thousands,      1st          2nd          3rd           4th
except per share data)    Quarter      Quarter      Quarter       Quarter        Year
Fiscal 1997
Net sales               $ 98,543     $108,981      $113,981      $118,687       $440,192
Gross profit              42,764       45,145        47,252        45,365        180,526
Net earnings              14,011       17,348        18,081        13,687         63,127
Earnings per share           .12          .14           .15           .11            .52

Fiscal 1996
Net sales               $109,192     $ 97,715      $ 91,319      $ 94,634       $392,860
Gross profit              58,564       52,856        43,699        40,044        195,163
Net earnings              33,167       29,476        21,924        17,758        102,325
Earnings per share           .28          .25           .18           .15            .86

      The Company provides certain wholesalers with price adjustment credits based on their sales under recently implemented marketing programs. During the latter part of calendar 1996, the volume of sales by these wholesalers exceeded the Company's estimates and resulted in the Company recording increased provisions for price adjustment credits for such sales in the fourth quarter of fiscal 1997. The Company estimates that increased provisions relating to prior quarters' sales reduced fourth quarter net earnings by approximately $4.0 million.
      The fourth quarter of fiscal 1997 also includes a pre-tax charge of approximately $1.2 million, approximately $800,000 after taxes, resulting from the sale of certain assets relating to the Company's custom label and printing operations in Vermont. These operations were acquired in connection with the acquisition of Bertek, Inc. and did not contribute to the Company's strategic objectives.

MARKET PRICES
                       1st           2nd            3rd          4th
                     Quarter        Quarter        Quarter      Quarter
Fiscal 1997
High                  215/8          171/2          171/2        181/4
Low                   161/4          141/4           14          143/8

Fiscal 1996
High                  213/8          233/4          243/8        227/8
Low                   183/4          183/8          185/8        187/8

New York Stock Exchange Symbol: MYL
On April 30, 1997 the Company had approximately 98,964 shareholders.

STOCK SPLITS
Split Date                                Amount  Split Price    Presplit Price
July 20, 1979                                5/4       103/4         131/2
Nov. 13, 1981                                2/1       131/2         271/8
June 30, 1983                                2/1       161/4         321/2
March 1, 1984                                3/2        14            21
July 31, 1984                                3/2       197/8         293/4
Feb. 15, 1985                                2/1       177/8         353/4
Aug. 1, 1986                                 3/2        14             21
Aug. 1, 1992                                 2/1       213/4          431/2
Aug. 15, 1995                                3/2        21            311/2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MYLAN LABORATORIES INC.

A

     SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES

     1. NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Mylan Laboratories Inc. ("the Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in the development, manufacture and distribution of pharmaceutical products for resale by others. The principal markets for these products are proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers and public and governmental agencies within the United States.

     2. MARKETABLE SECURITIES The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are classified as "available for sale" and, accordingly, are recorded at current market value with offsetting adjustments to shareholders' equity, net of income taxes.

     3. ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION The Company recognizes revenue from product sales upon shipment to customers. Provisions for estimated discounts, rebates, price adjustments, returns and other adjustments are provided for in the same period as the related sales are recorded. Accounts receivable are presented net of such provisions which amounted to $14,631,000 at March 31, 1997 and $12,559,000 at March 31, 1996.

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

     7. INCOME TAXES The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of events that have already been recognized by the Company in the financial statements or tax returns.

     8. EARNINGS PER SHARE Earnings per share of common stock are based on the weighted average number of shares outstanding during each year. The effect on earnings per share, resulting from the assumed exercise of outstanding stock options, is not material (see note A.10).

     9. CONCENTRATIONS OF CREDIT RISK Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments and trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. No single customer represented more than 10% of net sales in 1997, 1996 or 1995. The Company invests its excess cash in deposits with major banks and other high quality short-term liquid money market instruments (commercial paper, government and government agency notes and bills, etc.). These investments generally mature within twelve months.

     10. accounting standards The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This standard is effective for financial statements for years ending after December 15, 1997. Management believes the application of this standard will not have a material impact on the Company's computation of earnings per share. Effective April 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recognition and measurement of impairment losses for long-liv ed assets under the new statement is consistent with the Company's past practice. Since adoption, no significant impairment losses have been recognized.

     11. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

     12. RECLASSIFICATION Certain prior year amounts have been reclassified to conform to the 1997 presentation.

BUSINESS AND PRODUCT ACQUISITIONS

     UDL LABORATORIES, INC. On February 28, 1996, a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of UDL Laboratories, Inc. ("UDL"). UDL is the premier supplier of unit dose generic pharmaceuticals to the institutional and long-term care markets. UDL has its corporate headquarters in Rockford, Illinois and maintains manufacturing and research and development facilities in Rockford as well as Largo, Florida. The business combination has been accounted for under the purchase method of accounting. Payment of approximately $47,500,000 was made through the issuance of 2,337,614 shares of newly registered common stock of the Company. Goodwill of approximately $29,038,000 resulting from the acquisition is being amortized on a straight-line basis over a 20 year period.

      The results of UDL's operations have been included in the Company's Consolidated Statement of Earnings from the date of acquisition. Unaudited proforma information assuming the acquisition had occurred on April 1, 1994 is as follows: (in thousands except per share data)
Year ended March 31,                     1996                 1995
Net sales                             $ 441,637            $ 437,383
Net earnings                             99,330              115,685
Earnings per share                          .82                  .95


     MAXZIDE(R) AND MAXZIDE(R)-25MG On June 14, 1996, the Company executed a series of agreements with American Home Products Corporation ("AHP"), relating to the products MAXZIDE(R) and MAXZIDE(R)-25MG ("MAXZIDE"). These agreements were subject to regulatory approval which was received on August 2, 1996. Since 1984 these products, which were developed and manufactured by the Company, were marketed by AHP's Lederle Laboratories Division under a worldwide license arrangement.
 Under the terms of the new agreements the Company is now marketing the products in the United States. AHP retained marketing rights in a few select foreign countries and will continue to purchase product from the Company. AHP also retains ownership of certain trademarks and tradedress which have been licensed to the Company for a period of five years. At the end of the five year period ownership of these intangibles will be transferred to the Company. In connection with the new agreements both parties agreed to terminate all legal actions between the companies relating to MAXZIDE(R).
      As a result of the transaction the Company has recorded an intangible asset of approximately $69,666,000 which represents the present value of the minimum payments due to AHP (see note J). The Company will recognize expense of approximately $2,800,000 annually through the amortization of this intangible asset over the estimated useful life of the asset. Additionally, the Company will recognize interest expense on the outstanding obligation to AHP. From consummation of the transaction through March 31, 1997 the Company recognized $3,912,000 in amortization and interest expense.
      In connection with the transaction, the Company also began selling a generic version of DyazideRegistration Mark. The previous license arrangement with AHP prevented the Company from marketing this product. The Company has agreed to pay to AHP certain amounts predicated upon the gross profits realized by the Company resulting from the sales of this generic product for a period of three years.

INVENTORIES
Inventories consist of the following components:  (in thousands)
March 31,                          1997                1996
Raw  materials                   $51,796             $42,983
Work in process                   20,843              19,804
Finished goods                    28,251              37,829
                                $100,890            $100,616

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following components: (in thousands)
March 31,                       Useful Lives         1997            1996
Land and land improvements           -              $6,734          $6,734
Buildings and improvements       20 - 40            66,530          51,390
Machinery and equipment           5 - 10           104,566          95,112
Construction in progress             -              19,636          20,209
                                                   197,466         173,445
Less accumulated depreciation                       61,637          51,652
                                                  $135,829        $121,793

INVESTMENT IN AND ADVANCES TO SOMERSET
The Company owns 50% of all the outstanding common stock of Somerset Pharmaceuticals, Inc. ("Somerset") and uses the equity method of accounting for its investment.
     Equity in Earnings of Somerset includes the Company's 50% portion of Somerset's net earnings through March 31, and expense for amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are amortized over a 15 year period. Amortization expense amounted to $924,000 in 1997, 1996, and 1995. Additionally, the Company's charges to Somerset for management services and product development activities are included in Equity in Earnings of Somerset. These charges have been recorded by Somerset as a reduction of its net earnings.

     Condensed audited balance sheet information of Somerset is as follows:
(in thousands)
December 31,                          1996           1995              1994
Current assets                       $45,871        $43,993          $48,770
Non-current assets                     7,006          7,127            6,380
Current liabilities                   19,075         17,057           29,211
Payable to owners                      1,621          2,075            2,318
Other liabilities                        -              63              292
      Condensed audited income statement information of Somerset is as follows: (in thousands)
Year ended December 31,               1996           1995              1994
Net sales                          $101,512        $107,365         $124,566
Cost and expenses                    46,895          42,812           59,557
Income taxes                         18,815          20,200           20,900
Net earnings                       $ 35,802         $44,353          $44,109
      The above information represents 100% of Somerset's operations of which the Company has a 50% interest.
     Somerset's marketing exclusivity for Eldepryl(R) under the Orphan Drug Act expired on June 6, 1996. In August 1996, the U.S. Food and Drug Administration ("FDA") granted approval to several companies to market a generic tablet form of EldeprylRegistration Mark. Somerset has filed suit in connection with these approvals and the matter is pending in Federal District Court.
      In March 1997, Somerset was notified by the Internal Revenue Service that it had initiated a challenge related to issues concerning Somerset's Code
Section 936 credit for tax years 1993 through 1995. Management of Somerset believes it has appropriately claimed the Code

     Section 936 credit and intends to vigorously defend this matter. In the event Somerset is unsuccessful in its defense of this matter, Somerset would be subject to approximately $9,000,000 of additional income tax and interest charges that have not been accrued as of March 31, 1997.

MARKETABLE SECURITIES The amortized cost and estimated market values at March 31, 1997 and 1996 are as follows: (in thousands)

                                                    Gross          Gross
                                  Amortized       Unrealized     Unrealized    Market
March 31, 1997                       Cost           Gains          Losses      Value
Debt securities:
    U.S. Government obligations   $  4,871       $     5          $      99    $   4,777
    Municipal obligations           22,629           123                 47       22,705
    Corporate bonds                  2,407            11                 36        2,382
Total debt securities               29,907           139                182       29,864
Equity securities                    9,095         1,112              2,527        7,680
Total securities                  $ 39,002       $ 1,251            $ 2,709    $  37,544
                                                   Gross            Gross
                                  Amortized      Unrealized       Unrealized   Market
March 31, 1996                       Cost          Gains            Losses     Value
Debt securities:
    U.S. Government obligations   $  6,008       $   330         $     81      $  6,257
    Municipal obligations           18,764           172               42        18,894
    Corporate bonds                  1,461            41               15         1,487
    Certificates of deposit            300            -                 -           300
Total debt securities               26,533           543              138        26,938
Equity securities                    4,312         2,237              224         6,325
Total securities                  $ 30,845       $ 2,780         $    362      $ 33,263


Maturities of debt securities at market value at March 31, 1997 are as follows: (in thousands)
Mature in one year or less                                     $  6,196
Mature after one year through five years                         12,731
Mature after five years                                          10,937
                                                               $ 29,864
      Proceeds from sales of marketable securities were $11,369,000, $27,667,000 and $5,068,000 during 1997, 1996 and 1995. Gross gains of $565,000, $617,000 and
$14,000 and gross losses of $271,000, $39,000 and $142,000 were realized on those sales during 1997, 1996 and 1995. The cost of investments sold is determined by the specific identification method.

INTANGIBLE ASSETS
Intangible assets consist of the following components: (in thousands)
March 31,                       Useful Lives             1997          1996
Patents and technologies             10 - 20            $27,165      $26,972
License fees and agreements           2 - 12              7,587        7,587
MAXZIDERegistration Mark intangibles    25               69,666          -
Goodwill                             20 - 40             31,732       31,768
Other                                 5 - 20             25,715       25,715
                                                        161,865       92,042
Less accumulated amortization                            24,803       17,441
                                                       $137,062      $74,601

     The MAXZIDE(R)intangibles relate to trademark, tradedress and marketing rights acquired in the transaction described in note B. The balance in Other consists principally of non-compete agreements, an assembled workforce, customer lists and contracts. Amortization is provided for on a straight-line basis.

OTHER ASSETS Other assets consist of the following components: (in thousands)
March 31,                                               1997             1996
Pooled asset funds                                    $18,795           $17,611
Cash surrender value                                   23,342            19,477
Other investments                                      34,751            32,059
                                                      $76,888           $69,147
      Pooled asset funds includes the Company's interest in various limited partnership funds which consist of common and preferred stocks, bonds, and money market funds. Earnings on these investments included under the caption "Other Income" amounted to $1,184,000 in 1997, $3,888,000 in 1996, and $829,000 in
1995. At March 31, 1997 and 1996 the carrying amounts of these investments approximated their fair value.
      Cash surrender value represents insurance policies on certain officers and key employees and the value of split dollar life insurance agreements with certain current and former executive officers of the Company.
      Other investments are comprised principally of investments in non-publicly traded equity securities. Such investments are accounted for under the cost method.

OTHER CURRENT LIABILITIES Other current liabilities includes payroll and employee benefit plan accruals which amounted to $10,300,000 and $8,561,000 and accruals for Medicaid Reimbur sements of $3,821,000 and $3,217,000 at March 31, 1997 and 1996.

LONG-TERM OBLIGATIONS Long-term obligations includes accruals for post-retirement compensation pursuant to agreements with certain key employees and directors of approximately $9,805,000 and $9,362,000 at March 31, 1997 and 1996. Under these agreements, benefits are to be paid over periods of 10 to 15 years commencing at retirement.
      The Company's obligation on the 10.5% senior promissory notes assumed with the acquisition of UDL is $6,500,000 and $7,900,000 at March 31, 1997 and 1996. Future principal payments on these notes are in amounts ranging from $1,000,000 to $2,000,000 per year through 2002. At March 31, 1997 and 1996, the Company was in compliance with all of its debt covenants.

     At March 31, 1997, the net present value of the Company's outstanding obligation relating to MAXZIDE(R) is $31,836,000 (see note B). Required payments are as follows: 1998-$15,000,000, 1999-$6,000,000 and 2000-$5,000,000. In
addition, the Company will make minimum annual royalty payments of $2,000,000 through 2001.

INCOME TAXES
Income taxes consist of the following components: (in thousands)

Year ended March 31                  1997             1996            1995
Federal
    Current                       $19,176          $ 30,490         $ 48,851
    Deferred                           68             1,323           (8,111)
                                   19,244            31,813           40,740
State
    Current                         4,845             7,706           12,033
    Deferred                         (21)              (87)           (2,316)
                                    4,824             7,619            9,717
Income taxes                      $24,068          $ 39,432         $ 50,457

Pre-tax earnings                  $87,195          $141,757         $171,326

Effective tax rate                  27.6%             27.8%            29.5%

     The Company uses the asset and liability approach to accounting for income taxes. Deferred income tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the financial statements or tax returns. Changes in enacted tax rates or laws will result in adjustments to the recorded tax asset or liabilities in the period that the tax law is enacted.

      Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows: (in thousands)
March 31,                                              1997            1996
Deferred Tax Assets:
    Employee benefits                                $3,785          $  3,624
    Intangible assets                                 5,455             1,824
    Asset allowances                                  3,775             4,749
    Inventory                                         8,369             7,064
    Investments                                       2,660             1,963
    Other                                               940               517
Total Deferred Tax Assets                            24,984            19,741
Deferred Tax Liabilities:
    Plant and equipment                               8,127             6,368
    Intangible assets                                 7,621             8,191
    Investments                                       2,205             2,593
Total Deferred Tax Liabilities                       17,953            17,152
Deferred Tax Assets - Net                            $7,031          $  2,589
Classification in the Consolidated Balance Sheet:
    Deferred Income Tax Benefit - Current           $13,532          $ 11,560
    Deferred Income Tax Liability - Non-Current      (6,501)           (8,971)
Deferred Tax Assets - Net                            $7,031          $  2,589

      A reconciliation of the statutory tax rate to the effective tax rate is as follows:
Year Ended March 31,                  1997                1996            1995
Statutory tax rate                    35.0%               35.0%           35.0%
State income taxes-net                 4.8%                5.0%            4.2%
Tax exempt earnings-
    primarily dividends               (6.4%)              (6.6%)          (4.8%)
Tax credits                           (5.9%)              (5.8%)          (4.9%)
Other items                            0.1%                0.2%             -
Effective tax rate                    27.6%               27.8%           29.5%
Tax credits result principally from operations in Puerto Rico.
      State income taxes include provisions for tollgate tax resulting from the future repatriation of funds from Puerto Rico to the United States. Such provisions have been made to the minimum extent provided under Puerto Rican tax law based on the Company's intent to reinvest Puerto Rican source earnings in qualifying investments within Puerto Rico.
      The Company's federal tax returns have been audited by the Internal Revenue Service through fiscal 1991. Tax returns for fiscal years 1992 through 1995 are currently under review. The Company does not believe that final settlement of the years subject to review will have a materially adverse effect on its financial position, results of operations or cash flows.
     COMMON STOCK On August 23, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan ("the Rights Plan"). A dividend distribution was made to Shareholders of record on September 5, 1996, of a Preferred Share Purchase Right ("the Right") on each outstanding share of the Company's common stock. The Rights Plan was adopted to provide the Company's Directors with sufficient time to assess and evaluate any takeover bid, and explore and develop a reasonable response. The Company is entitled to redeem the Rights at $.001 per Right at any time prior to ten days after the time any person acquires 15% or more of the Company's common stock. The Rights will expire on September 5, 2006 unless previously redeemed or exercised. During fiscal year 1996, the Company declared a 3 for 2 stock split effected in the form of a stock dividend. The par value of the new shares issued totaled $20,004,000 and has been transferred from additional paid-in capital to the common stock account. Per share amounts and stock options have been adjusted for the stock split.

     COMMITMENTS The Company has entered into various contractual agreements, principally licensing arrangements, whereby the Company has obtained, in exchange for funding of drug development activities, rights to manufacture and/or distribute certain drugs, which are presently in various stages of development. In the event that all projects are successful, payments totaling $25,750,000 would be made over the next five years. Approximately 90% of this total is due upon the filing of an Abbreviated New Drug Application or New Drug Application with the FDA or upon approval from the FDA and the subsequent launch of the product. In addition, under the Company's license agreement with VivoRx, Inc. the Company continues to fund research and development expenditures related to pancreatic islet cell implant technology for the treatment of diabetes. This funding is at the discretion of the Company.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of cash and cash equivalents, accounts receivable (net of provisions) and trade accounts payable approximates their fair value due to the short-term maturity of these instruments. Current and non-current marketable securities are recorded at fair value based on quoted market prices. The carrying value of long-term obligations approximates their fair value based on discounted future cash flows using interest rates currently available to the Company.
STOCK OPTION PLANS On December 1, 1986, the Board of Directors adopted the "Mylan Laboratories Inc. 1986 Incentive Stock Option Plan" ("the Plan") which was approved by the shareholders on June 24, 1987. The Plan expired on December 1, 1996. Options, which were granted at not less than fair market value on the date of the grant may be exercised within ten years from the date of grant. Options granted have the following vesting schedule: 25% two years from the date of grant, 25% at the end of year three and the remaining 50% at the end of year four. Through the plan expiration date options for 5,008,400 shares have been granted pursuant to the Plan.
      On June 23, 1992, the Board of Directors adopted the "1992 Nonemployee Director Stock Option Plan" ("the Directors' Plan") which was approved by the shareholders on April 7, 1993. A total of 600,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options which may be granted at not less than fair market value on the date of grant. Shares are granted, based on a formula as described in the Directors' Plan, upon the nonemployee director's initial and subsequent election to the Board of Directors. Options may be exercised within ten years from the date of grant. As of March 31, 1997, 267,000 shares have been granted pursuant to the Directors' Plan.
      A summary of the activity resulting from all plans adjusted for the stock split is as follows:

                                      Number of shares            Weighted average exercise
                                        under option                  price per share
Outstanding
April 1, 1994                              2,657,441                       $ 10.21
    Options granted                          444,000                         10.64
    Options exercised                       (412,430)                         7.38
    Options cancelled or surrendered         (33,000)                        10.31
Outstanding
March 31, 1995                             2,656,011                       $ 10.72
    Options granted                          345,000                         18.53
    Options exercised                       (229,142)                         8.96
    Options cancelled or surrendered         (51,855)                        10.50
Outstanding
March 31, 1996                             2,720,014                       $ 11.87
    Options granted                          217,000                         14.75
    Options exercised                       (290,167)                        11.05
    Options cancelled or surrendere          (75,970)                        15.70
Outstanding
March 31, 1997                             2,570,877                       $ 12.10

                                           Options outstanding             Options exercisable
                                         Weighted        Weighted                    Weighted
Range of                                  average        average                      average
exercise                                 remaining       exercise                    exercise
price per               Number          contractual      price per       Number of    price
share                of shares           life(years)      share            shares    per share
$2.83-$4.67            235,949              2.90        $ 4.12             235,949     $ 4.12
$10.58-$20.42        2,334,928              6.29        $ 12.90          1,595,112     $ 12.09
                     2,570,877                                           1,831,061

      At March 31, 1997, options were exercisable for 1,831,061 shares at a weighted average exercise price of $11.06 per share. The corresponding amounts were 1,833,658 shares at $10.92 per share at March 31, 1996 and 1,865,201 shares at $10.61 per share at March 31, 1995.
      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." In accordance with the provisions of SFAS No. 123, the Company will continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, does not recognize compensation costs for its existing stock option plans. If the Company had elected to recognize compensat ion costs based on the alternative fair value method prescribed by SFAS No. 123, the effect on net earnings and earnings per share would have been immaterial. PROFIT SHARING AND 401(K) PLANS The Company has a noncontributory trusteed profit sharing plan covering essentially all employees who are not covered by 401(k) plans, a profit sharing plan with a 401(k) provision covering all employees of Bertek, Inc. and UDL and 401(k) plans covering Bertek Pharmaceuticals Inc. (formerly Dow Hickam Pharmaceuticals) and all bargaining unit employees.
      Contributions to the profit sharing plans are made at the discretion of the Board of Directors. Contributions to the Bertek Pharmaceuticals Inc. and UDL plan are based upon a formula matching the employees salary deferral. Contributions to the bargaining unit plan are based upon the union agreement. Total contributions to all plans for the years ended March 31, 1997, 1996 and 1995 were $3,620,000, $2,959,000 and $3,060,000.

     CONTINGENCIES The Company is involved in various legal proceedings that are considered norma l to its business. The majority of these proceedings involve intellectual property rights related to products under development. These proceeding are initiated and resolved prior to receiving final FDA approval for new products. While it is not feasible to predict the ultimate outcome of such proceedings it is the opinion of management that the outcome will have no material adverse effect on the Company's operations or financial position.
      During 1996, Bertek, Inc. was involved in an arbitration matter unrelated to the pharmaceutical business. On May 2, 1996 the arbitration panel issued a decision against Bertek, Inc. for approximately $4,000,000.
The Company has appealed this matter and believes the ultimate resolution of this matter will not exceed the amount accrued.
      Approximately 26% of the Company's workforce is covered by a collective bargaining agreement which will expire on April 5, 1998.
OTHER MATTERS
On April 5, 1997, the Company's Board of Directors authorized a Stock Repurchase Program under which the Company may repurchase up to five million shares of its outstanding common stock. The purchases will be made on the open market or in privately negotiated transactions using currently available funds. Repurchased shares will be held in treasury and available for general corporate purposes.

This diagram of Mylan's corporate structure reflects the Company's growth and diversity.

Mylan Laboratories Inc.

Bertek Pharmaceuticals Inc.
Branded Products Division

Mylan Pharmaceuticals Inc.
Generic Division

UDL Laboratories, Inc.
Packaging Technology

46

Dow Hickam Pharmaceuticals Inc.
Wound & Burn Care Division

Bertek, Inc.
Transdermal Technology

Distribution Centers
Nationwide Distribution Centers

Mylan Inc.
Puerto Rico Manufacturing Facilities

Greensboro, NC

Reno, NV

Caguas, PR

Cidra, PR

Mylan Laboratories, Inc.

Product Guide

MAXZIDE(R)&  MAXZIDE(R)-25MG  Maxzide(R)
(triamterene   and   hydrochlorothiazide)    combines   triamterene,    a
potassium-sparing diuretic, with the natriuetic agent, hydrochlorothiazide. MAXZIDE(R) is indicated for the treatment of hypertension. It can be used alone or in combination with other agents such as beta-blockers and calcium channel blockers. It offers an excellent safety profile while providing optimal potassium and magnesium conservation. MAXZIDE(R) is manufactured by a proprietary parallel granulated process to insure unsurpassed bioavailability. Its patented bow tie shape and uniquely colored tablet helps provide both patient recognition and compliance.

Bertek Pharmaceuticals Inc.

NITREK(TM)
NITREK(TM) is  a  nitroglycerin   transdermal  system  indicated  for  the
prevention of angina pectoris due to coronary artery disease. NITREK(TM) is available in 0.2mg/hr, 0.4mg/hr and 0.6mg/hr dosage strengths to suit individual patient needs. It is a small translucent patch and provides minimal skin irritation as a result of its specially formulated adhesive and smaller surface area and can be worn comfortably and confidently by patients of all ages.

Somerset Pharmaceuticals, Inc.

Eldepryl(R)
Eldepryl(R)(selegiline hydrochloride) delays deterioration of signs and symptoms in patients with mild to moderate Parkinson's disease. Eldepryl(R)is indicated as an adjunct in the management of Parkinson's disease in patients being treated with Sinemet(R)
(levodopa/carbidopa).

    *Mylan acquired 50% ownership of Somerset in 1989.

Cystagon(R) Capsules  50mg  &  150mg  Cystagon(R)
(cysteamine bitartrate) capsules for oral administration are indicated for the management of nephropathic cystinosis in children and adults. Nephropathic cystinosis is a rare inherited disorder characterized by the build up of cystine in organs, such as kidneys. Cystinosis affects approximately 200 patients in the United States, and therefore it is distributed exclusively in the U.S. by Chronimed, a division of Orphan Medical.

Mylan Laboratories Inc.
Orphan Drug Product

Sorbsan(R)
Sorbsan(R) is a unique calcium alginate dressing which transforms into a highly absorbent, readily conformable, easy-to-use hydrophilic sodium alginate gel. Indicated for use on all wet wounds, such as pressure ulcers, leg ulcers, surgical wounds, etc. Sorbsan(R) is virtually painless upon application and removal, and is easily changed by medical professionals and patients alike.

Flexzan(R)
Flexzan(R) is a sterile, ultra-thin, highly conformable, semi-oc clusive polyurethane foam adhesive dressing. It is indicated for wounds such as skin tears, early stage pressure ulcers, minor abrasions, and dermatologic and plastic surgery procedures.

Dow Hickam Pharmaceuticals Inc.

Flexderm(R)
Flexderm(R)is a sterile hydrogel sheet dressing that provides a barrier to exogenous contamination while providing cooling, pain relieving protection. It absorbs exudate yet does not adhere to the wound bed upon removal, thereby providing an optimal wound healing environment.

Proderm(R)
Proderm(R) is  a  non-prescription  topical  wound  spray  which
stimulates   the  capillary   beds  of  chronic   wounds  to  help  prevent  the
deterioration of Stage I ulcers to deeper stages.

Hydrocol(TM)
Hydrocol(TM) is a family of sterile hydrocolloid wound dressings formulated to provide a moist environment conducive to wound healing. The Hydrocol(TM)line includes Hydrocol(TM), Hydrocol(TM) Sacral and Hydrocol(TM)Thin.
The hydrocolloid dressing material interacts with the wound exudate to form a soft gel that helps create and maintain an optimal moist wound-healing environment. Hydrocol(TM)dressings are waterproof and will remain in place during showering.

Sulfamylon(R)Cream
Sulfamylon(R) Cream is a soft, white, non-staining, water miscible broad spectrum topical antimicrobial cream. Sulfamylon(R) is indicated for use as adjunctive antimicrobial burn therapy of patients with partial or full-thickness burns.

Biobrane(R)
Biobrane(R) is an adherent, flexible, virtually painless temporary wound dressing intended for one-time application to donor sites, and clean, debrided or excised superficial and medium depth partial-thickness wounds.

Granulex(R)
Granulex(R) is an aerosol topical vasculatory stimulant used as an aid in the management of pressure ulcers. Topical application stimulates the capillary beds of chronic wounds and helps prevent the deterioration of Stage I ulcers to deeper stages. Granulex(R) contains trypsin, a mild debriding agent, which helps keep the wound site free of necrotic tissue once debrided.

     Institutional Market Leadership UDL Laboratories manufactures, repackages and markets multisource and single-source pharmaceutical products in unit dose form to the institutional marketplace. More than 6,000 hospitals in the U.S. are customers. They count on UDL for its broad line of products (over 450 line items), its provider-focused, patient-centered packaging and product innovations, and its outstanding reputation for customer service. The basic oral solid unit dose package is shown.

Haloperidol
UDL is also a leader and innovator in liquid unit dose products. Haloperidol is an example. In the institutional environment, liquid psychotropic drugs are most often dispensed in highly concentrated solutions and measured with a calibrated dropper. With some of these products, a drop too little or too much can be a significant problem for patients. UDL has pioneered a non-concentrated solution in unit dose form that offers dosage accuracy, ease of administration and labor savings.

UDL Laboratories, Inc.

Emergi-Script
Emergi-Script is a UDL packaging innovation developed in conjunction with a panel of hospital pharmacists to serve the short term prescription needs of emergency room and ambulatory care center patients. As a complete system with a formulary of the more commonly dispensed medications, each Emergi-Script package contains a 24-hour starter supply of drug that doesn't require pharmacy labor to prepare. And, patients can get the drug they need without having to find an all-night pharmacy to fill a prescription.

Robot Ready
Technology advances are contributing to inventory management efficiency, labor savings and reduction of medication errors. And UDL is helping lead the way with its ROBOTREADY packaging, an exclusive line of the more commonly dispensed medications. The line is used in the leading edge RxOBOT system offered by AHI, a subsidiary of McKesson Corp., which is already installed in over 70 major institutions. Bar coding, a UDL first in unit dose packaging several years ago, makes it work.

Bingo
In some environments, individual unit dose packaging is not the preferred dispensing system. Extended care facilities and nursing homes are a good example. UDL's unique prepackaged "Bingo" card system is designed to meet this need. It minimizes pharmacist labor time, has an ample area for recording patient and drug information that can help reduce medication errors and features a nurse-friendly push-through backing.

     Control-A-Dose Sometimes, UDL's contribution goes beyond drug packaging itself and extends to include record-keeping and administrative aids as integral components for controlling and dispensing drugs in serving the needs of both nursing professionals and hospital pharmaci sts. Control-A-Dose packaging is an example; the envelope serves as both carrier for the drug card and a convenient way to maintain essential records.

                   (21) Subsidiaries of the registrant, filed herewith.

                   (23) Consents of Independent Auditors, filed herewith.


   INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in Registration Statement Nos. 33-65916 and 33- 65918 of Mylan Laboratories Inc. on Form S-8 of our report dated April 30, 1997, incorporated by reference in this Annual report on form 10-K of Mylan laboratories Inc. for the year ended March 31, 1997.



/s/  Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania
June 20, 1997

                          INDEPENDENT AUDITORS' CONSENT




     We consent to the incorporation by reference in Registration Statement Nos. 33-65916 and 33- 65918 of Mylan Laboratories Inc. on form S-8 of our report dated February 6, 1997 (except for Note 12, as to which the date is March 7,
1997) relating to the consolidated financial statements of Somerset Pharmaceuticals, Inc. and subsidiaries for each of the three years in the period ended December 31, 1996, included in the Annual Report on Form 10-K of Mylan Laboratories Inc. for the year ended March 31, 1997.



/s/  Deloitte & Touche LLP

Deloitte & Touche LLP

Pittsburgh, Pennsylvania
June 20, 1997

                   (27) Financial Data Schedule, filed herewith.

                   (99) Consolidated    financial    statements   of   Somerset
                         Pharmaceuticals, Inc. for Years ended December 31, 1996, 1995 and 1994, filed herewith.






SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

Consolidated  Financial  Statements
for the Years Ended December 31, 1996, 1995 and 1994, and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Somerset Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996 (incorporated herein and not included separately). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





February 6, 1997, except for Note 12,
  as to which the date is March 7, 1997

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

-----------------------------------------------------------------------------------------------------------------------------------

ASSETS                                         1996        1995     LIABILITIES AND STOCKHOLDERS'           1996           1995
                                                                      EQUITY

CURRENT ASSETS:                                                     CURRENT LIABILITIES:
  Cash and cash equivalents             $ 33,477,000 $ 21,315,000     Accounts payable                 $    651,000   $ 1,512,000
  Investment securities                    1,008,000      180,000     Royalty payable                     1,626,000     4,676,000
  Accounts receivable (net of allowance
   for doubtful accounts of $100,000)                                 Medicaid payable                    1,039,000     1,004,000
                                           6,172,000   13,875,000     Other accrued expenses              2,034,000
                                                                                                                          849,000
  Inventories                              1,704,000    6,551,000     Accrued research and development    4,578,000     1,921,000
  Prepaid expenses and
     other current assets                  3,510,000    2,072,000       Income taxes payable              6,032,000     4,390,000
                                          ----------  -----------
                                                                      Accrued compensation                1,494,000
                                                                                                                          630,000
     Total current assets                 45,871,000   43,993,000     Amounts due to related parties      1,621,000     2,075,000
                                                                                                        -----------   -----------

                                                                         Total current liabilities       19,075,000    17,057,000

PROPERTY AND EQUIPMENT - Net               4,891,000    5,496,000   DEFERRED REVENUE                          -            63,000

                                                                    STOCKHOLDERS' EQUITY:
                                                                      Common stock, $.01 par value;
INTANGIBLE ASSETS - Net                    1,259,000    1,451,000       13,719 shares authorized,
                                                                        11,297 shares issued                  -              -
                                                                      Retained earnings                  34,254,000    34,452,000
                                                                      Less treasury stock,
                                                                         644 shares at cost                (452,000)     (452,000)
                                                                                                         ----------    ----------

OTHER ASSETS                                 856,000      180,000          Total stockholders' equity    33,802,000    34,000,000
                                       -------------    ---------                                      ------------  ------------

                                        $ 52,877,000 $ 51,120,000                                      $ 52,877,000  $ 51,120,000
                                        ============ ============                                      ============   ===========

See notes to consolidated financial statements.

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

-------------------------------------------------------------------------------------------

                                     1996                  1995                  1994

NET SALES                      $   101,512,000       $   107,365,000       $   124,566,000
                               ---------------       ---------------       ---------------

COSTS AND EXPENSES:
  Cost of sales                     12,672,000            13,617,000            16,399,000
  Marketing                          6,263,000             4,862,000            23,457,000
  Research and development          20,118,000            17,904,000            10,424,000
  Administrative                     9,574,000             8,601,000             9,845,000
                               ---------------       ---------------       ---------------
                                    48,627,000            44,984,000            60,125,000
                               ---------------       ---------------       ---------------

                                    52,885,000            62,381,000            64,441,000

OTHER INCOME - NET                   1,732,000             2,172,000               568,000
                               ---------------       ---------------       ---------------
INCOME BEFORE INCOME TAXES          54,617,000            64,553,000            65,009,000

PROVISION FOR INCOME TAXES          18,815,000            20,200,000            20,900,000
                               ---------------       ---------------       ---------------
NET INCOME                     $    35,802,000       $    44,353,000       $    44,109,000
                               ===============       ===============       ===============

See notes to consolidated financial statements.

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


------------------------------------------------------------------------------------------------------------------------------------

                                                              Common Stock           Treasury Stock      Retained      Stockholders'
                                           Shares        Amount         Shares            Amount          Earnings        Equity

BALANCE, DECEMBER 31, 1993                  11,297      $                 644         $  (452,000)    $ 17,990,000    $ 17,538,000

  Net income                                 -              -            -                    -         44,109,000      44,109,000

  Dividends                                  -              -            -                    -        (36,000,000)    (36,000,000)
                                         ----------      --------      --------          ---------    ------------    ------------
BALANCE, DECEMBER 31, 1994                  11,297          -             644            (452,000)      26,099,000      25,647,000

  Net income                                 -              -            -                    -         44,353,000      44,353,000

  Dividends                                  -              -            -                    -        (36,000,000)    (36,000,000)
                                         ----------      --------      --------       -------------   -------------    ------------
BALANCE, DECEMBER 31, 1995                  11,297          -             644            (452,000)      34,452,000      34,000,000

  Net income                                 -              -            -                    -         35,802,000      35,802,000

  Dividends                                  -              -            -                    -        (36,000,000)    (36,000,000)
                                         ----------      --------      --------       -------------   -------------   -------------
BALANCE, DECEMBER 31, 1996                  11,297     $    -             644         $  (452,000)    $ 34,254,000     $33,802,000
                                         ==========    ==========      ========       =============   =============    ============
                                                                          -

See notes to consolidated financial statements.

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



------------------------------------------------------------------------------------------------------------------------

                                                            1996             1995           1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $ 35,802,000    $ 44,353,000   $ 44,109,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                       1,048,000         847,000        587,000
       Deferred tax expense (benefit)                       (736,000)        283,000        862,000
       Deferred revenue                                      (63,000)       (229,000)      (166,000)

       Changes in operating assets and liabilities:
         Accounts receivable                               7,703,000       6,778,000     (4,558,000)
         Inventories                                       4,847,000      (1,258,000)    (1,473,000)
         Prepaid expenses and other current assets        (1,438,000)       (398,000)      (375,000)
         Accounts payable                                   (861,000)      1,220,000         87,000
         Royalty payable                                  (3,050,000)     (1,174,000)     1,070,000
         Accrued marketing costs                                -        (11,000,000)     1,900,000
         Accrued research and development                  2,657,000          20,000       (145,000)
         Other accrued expenses                            2,084,000        (350,000)       763,000
         Income taxes payable                              1,642,000        (627,000)     2,117,000
         Amounts due to related parties                     (454,000)       (243,000)       255,000
                                                          -----------    ------------    -----------


     Net cash provided by operating activities            49,181,000      38,222,000     45,033,000
                                                          -----------    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in investment securities          (828,000)      3,158,000        132,000
  Purchase of property and equipment                        (251,000)     (1,884,000)    (1,898,000)
  Decrease in other assets                                    60,000         290,000        234,000
                                                           -----------   ------------    -----------
     Net cash (used in) provided by investing activities  (1,019,000)      1,564,000     (1,532,000)
                                                          ------------   ------------    -----------


                                       (Continued)

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

-------------------------------------------------------------------------------------------------------------------
                                                           1996                 1995                 1994

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on common stock                     $  (36,000,000)      $  (36,000,000)       $  (36,000,000)
  Net decrease in note payable                              -                      -                  (253,000)
                                                     ---------------      ---------------       ---------------

     Net cash used in financing activities             (36,000,000)         (36,000,000)          (36,253,000)
                                                     ---------------      ---------------------  --------------


NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                           12,162,000            3,786,000             7,248,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                     21,315,000           17,529,000            10,281,000
                                                     --------------       --------------         -------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                        $  33,477,000        $  21,315,000        $   17,529,000
                                                     ==============       ==============       ===============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                         $     -              $       -            $        7,000
                                                     ==============       ==============       ===============
    Income taxes                                     $  20,409,000        $  22,074,000        $   17,683,000
                                                     ==============       ==============       ===============


See notes to consolidated financial statements.

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------
1.      PRINCIPLES OF CONSOLIDATION AND OPERATIONS

The consolidated financial statements include the accounts of Somerset Pharmaceuticals, Inc. (the "Company") and its wholly owned subsidiaries, Somerset Pharmaceuticals Holding Company and Somerset Caribe, Inc. The Company is jointly owned by Mylan Laboratories, Inc. and Watson Pharmaceuticals, Inc., with each owning 50% of the outstanding common stock of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, incorporated in February 1986, is engaged in the development, testing and marketing of drugs to be used in the treatment of various human disorders. Currently, the Company manufactures (at its facility in Puerto Rico), markets and sells Eldepryl, which is used as a treatment for Parkinson's Disease. The Company had exclusivity relating to the chemical compound Eldepryl for use as a treatment for late stage Parkinson's Disease through June of 1996. In May 1996, the Company received approval from the Food and Drug Administration for Eldepryl capsules and withdrew the tablet form from the marketplace. Competitors entered the marketplace with a generic version of the tablet in August 1996. The loss of exclusivity and the introduction of competitive products could have a material impact on the Company's future operating results.

The Company is party to an exclusive 14-year agreement (through November 22, 2003) with Chinoin Pharmaceutical Company ("Chinoin") of Budapest, Hungary under which Eldepryl and other new potential drugs resulting from Chinoin research are made available for licensing by the Company. The license agreement required the Company to pay royalties equal to 7% of net sales of Eldepryl including sub-license revenues. During 1996, the license agreement was amended to reduce the Eldepryl royalties to 3.5% of net sales subsequent to May 31, 1996. The Company incurred royalty expense of approximately $5,917,000, $8,473,000 and $9,983,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The license agreement also requires the Company to purchase the main raw material used in the manufacture of Eldepryl from Chinoin through 1999.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        a. Cash and Cash Equivalents - The Company generally considers debt instruments purchased with a maturity of three months or less and investments in money market accounts to be cash equivalents.

        b. Investment Securities - The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1996 and 1995, the investment securities were available-for-sale, and there were no material unrealized gains or losses. There were no sales or maturities of investments in 1996. Proceeds from sales and maturities of investments were $4,898,000 and $70,000 in 1995, and $797,000 and $750,000 in 1994, respectively, and realized gains or losses were not material in either year. The gain or loss on sale is based on the specific identification method.

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

        g. Concentration of Credit Risk - The Company's product is sold throughout the United States principally to distributors and wholesalers in the pharmaceutical industry. The Company performs ongoing credit evaluation of its customers' financial condition and generally requires no collateral from its customers.

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

        i. New Accounting Standard - The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during 1996. The adoption of this standard did not have a material impact on the financial statements.

3.      INVENTORIES

  Inventory consists of the following at December 31, 1996 and 1995:

                                               1996             1995

          Raw material                    $ 1,083,000    $ 5,091,000
          Work in process                     373,000        163,000
          Finished goods                      248,000      1,297,000
                                          -----------    -----------
          Total                           $ 1,704,000    $ 6,551,000
                                          ===========    ===========

4.      PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at December 31, 1996 and 1995:

                                               1996             1995

          Land                            $   300,000    $    300,000
          Building                          2,255,000       2,255,000
          Machinery and equipment           4,281,000       4,048,000
          Furniture and fixtures              153,000         146,000
                                          -----------    ------------
                                            6,899,000       6,749,000
          Less accumulated depreciation     2,098,000       1,253,000
                                          -----------    ------------
          Property and equipment - net    $ 4,891,000    $  5,496,000
                                          ===========    ============

5.      SUB-LICENSE OF RIGHTS

On February 9, 1988, the Company granted a sub-license to its exclusive right and license to use its technology to Draxis Health Inc. (formerly Deprenyl Research Limited) to commercialize certain drugs in Canada for 15 years. The Company receives a royalty of 11% of Draxis Health Inc.'s net sales over the license period.

Royalty income, net of related royalty expense payable to Chinoin, included in other income for the years ended December 31, 1996, 1995 and 1994 was approximately $175,000, $197,000 and $199,000, respectively.

6.      INTANGIBLE ASSETS

Intangible assets primarily represent the cost of a modification to the terms of
the  Chinoin  Agreement,   less  accumulated   amortization  of  $1,446,000  and
$1,254,000 at December 31, 1996 and 1995, respectively.

7.      CO-PROMOTIONAL AGREEMENT

Effective October 1, 1990, the Company entered into an agreement with Sandoz Pharmaceuticals Corporation ("Sandoz") to co-promote the product Eldepryl. Under the terms of the agreement, the Company was required to make certain payments to Sandoz in the event sales of Eldepryl exceed certain predefined minimums. The agreement required Sandoz, among other things, to expend, at a minimum, a predetermined amount for advertising during each year of the agreement. Once the predetermined levels of sales were exceeded, the Company was required to pay Sandoz for advertising expenditures made on behalf of the Company. After Sandoz's advertising expenses were reimbursed, any additional amounts were shared by Sandoz and the Company based upon the terms of the agreement.

In December 1994, the Company amended its co-promotional agreement with Sandoz. The amended agreement eliminated certain residual period payments to Sandoz, shortened the term to March 31, 1996, eliminated certain sales force detail requirements and required certain payments to be made to the Company if a predetermined level of sales was not achieved.

During1995 the Company entered into an agreement with CoCensys, Inc. ("CoCensys") for the promotion of Elderpryl. The agreement was effective January 1, 1996 and had an initial term of two years. Under the terms of the original agreement, the Company would have compensated CoCensys, based on a predetermined formula that considered both the number of new prescriptions written and the net sales dollars achieved in each quarter. During 1996, the agreement was modified with respect to term, new prescriptions and detail calls. The Company and CoCensys are currently regotiating a new agreement.

During1996, 1995 and 1994, the Company expensed (net of any payments required to be made to the Company by Sandoz) $1,230,000, $5,304,000 and $22,360,000,
respectively, pursuant to the agreements. Additionally, certain co-promotional fees paid by Sandoz at the commencement of the 1990 agreement were recognized ratably by the Company during the term of the agreement (six years, expiring on March 31, 1996), and certain costs associated with the procurement, negotiating and execution of the agreement by the owners of the Company were incurred by the Company in approximately the same amount.

8.      INCOME TAXES

  The income tax provision consists of the following for the years ended December 31, 1996, 1995 and 1994:

                                       1996            1995             1994

  Current tax expense:
     Federal                     $ 15,257,000    $ 15,625,000     $ 15,025,000
     State                          4,194,000       4,177,000        4,899,000
     Foreign                          100,000         115,000          114,000
                                 -------------   -------------   --------------
                                   19,551,000      19,917,000       20,038,000
                                 -------------   -------------   --------------
  Deferred tax expense (benefit):
     Federal                         (669,000)        256,000          754,000
     State                            (67,000)         27,000          108,000
                                 -------------   -------------   --------------
                                     (736,000)        283,000          862,000
                                 -------------   -------------   --------------
Total provision for income taxes $ 18,815,000    $ 20,200,000     $20,900,000
                                 =============   =============    =============


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred taxes (which are included in "Other Assets" in the balance sheet) as of December 31, 1996 and 1995 are as follows:

                                           1996             1995

  Deferred tax assets:
     Deferred compensation          $    557,000     $    122,000
     Inventory valuation allowance       230,000             -
     Chargeback allowance                216,000          148,000
     Other                                37,000           60,000
                                    ------------     ------------
                                       1,040,000          300,000
Deferred tax liabilities - different
methods of accounting between
financial and income tax reporting
for amortization                         220,000          246,000

     Net deferred tax assets        $    820,000     $     84,000
                                    =============    =============

The statutory federal income tax rate is reconciled to the effective tax rate as follows for the years ended December 31, 1996, 1995 and 1994:

                                                 1996      1995     1994
      Tax at statutory rate                      35.0%     35.0%    35.0%
      State income tax (net of federal benefit)   3.6       2.8      3.5
      Tax credits                                (9.5)     (9.4)    (9.9)
      Tollgate tax                                4.0       3.9      3.9
      Other                                       1.3      (1.0)     (.4)
      Effective tax rate                         34.4%     31.3%    32.1%


  Tax credits result principally from operations in Puerto Rico.  See Note 12.

9.      RELATED PARTY TRANSACTIONS

The Company incurs expenses for ongoing management services and over a six year period (which ended March 31, 1996) for specific services related to the procurement, negotiation and execution of the original co-promotion agreement by the owners of the Company. The Company also has other transactions with one or both of its owners as detailed below for the years ended December 31, 1996, 1995 and 1994:


                                      1996          1995         1994

      Management fees            $ 5,076,000   $ 5,370,000  $ 6,228,000
      Research and development     1,250,000         -        1,020,000
      Inventory handling
         and distribution fees       519,000       415,000      650,000
      Rent - equipment
         and facilities            1,217,000     1,416,000    1,065,000
      Product liability insurance     -              -          618,000
      Purchase of raw materials       -            450,000        -

10.     SIGNIFICANT CUSTOMERS

The Company had sales to certain customers which individually exceeded 10% of sales. In 1996 sales to three major customers were $23,200,000, $21,259,000 and $18,692,000, respectively. In 1995 sales to four major customers were of
$23,986,000,  $23,467,000,  $15,733,000 and $13,111,000,  respectively.  In 1994
sales  to  three  customers  were  $30,090,000,   $23,479,000  and  $17,991,000,
respectively.

11.     EMPLOYEE BENEFIT PLANS

The  Company  has  a  defined   contribution   profit   sharing  plan   covering
substantially all employees. Contributions are made at the discretion of the Board of Directors. Additionally, during 1994, the Company initiated a deferred compensation plan for certain key employees. During 1996, 1995 and 1994, the Company recorded expense of $954,000, $83,000 and $755,000 for these plans, respectively.

12.     SUBSEQUENT EVENT

In connection with an examination of the Company's Federal tax returns for the three years ended December 31, 1995, representatives of the Internal Revenue Service (the "Service"), on March 7, 1997, have reviewed with the Company a draft "Notice of Proposed Adjustments" that contains a proposed adjustment to the Company's use of tax credits under Internal Revenue Code section 936.

Under the proposed adjustment, the Company could be subject to approximately $9 million of additional income tax and interest charges that have not been accrued as of December 31, 1996.

Management believes that the Company has met all of the requirements to qualify for the tax credits available under Internal Revenue Code section 936, and intends to vigorously defend its position on this matter.

     (b)     Reports on Form 8-K

          The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1997.
                                                             SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:              June 20, 1997


                               by /S/ MILAN PUSKAR
                               Milan Puskar
                               Chairman, Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ MILAN PUSKAR          June 20, 1997    /S/ DANA G. BARNETT     June 20, 1997
Milan Puskar                               Dana G. Barnett
Chairman, Chief Executive Officer and      Executive Vice President and Director
President



/S/ LAURENCE S. DELYNN   June 20, 1997    /S/ ROBERT W. SMILEY     June 20, 1997
Laurence S. DeLynn                        Robert W. Smiley
Director                                  Secretary and Director



/S/ PATRICIA A. SUNSERI June 20, 1997    /S/ JOHN C. GAISFORD, M.D.June 20, 1997
Patricia A. Sunseri                      John C. Gaisford, M.D.
Vice President and Director              Director



/S/ C.B. TODD          June 20, 1997    /S/ FRANK A. DEGEORGE      June 20, 1997
C.B. Todd                               Frank A. DeGeorge
Senior Vice President and Director      Director of Corporate Finance as
                                        Chief Accounting Officer

                                   EXHIBIT 21

                                  Subsidiaries




Name                                            State of Incorporation
------------------------                        ----------------------------
Milan Holding, Inc.                                    Delaware

Mylan Inc.                                             Delaware

Mylan Pharmaceuticals Inc.                             West Virginia

Bertek Pharmaceuticals, Inc.                           Texas

Bertek, Inc.                                           West Virginia

American Triumvirate Insurance Company                 Vermont

Roderick Corporation                                   Delaware

UDL Laboratories, Inc.                                 Illinois