Form 10-Q
period 1997-06-30
MYLAN LABORATORIES INC
filed 1997-08-12
CIK 69499

------------------------------------------------------------------------------

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549
                                      FORM 10-Q
              --------------------------------------------------------------


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

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

                           YES   X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                          Outstanding at
   Class of Common Stock                                   July 25, 1997
      $.50 par value                                        121,972,656
------------------------------------------------------------------------------

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES


                                      INDEX




                                                               Page
                                                              Number


PART I. FINANCIAL INFORMATION

        ITEM 1:  Financial Statements

        Consolidated Balance Sheets - June 30, 1997
          and March 31, 1997                                 2A and 2B

        Consolidated Statements of Earnings - Three
      Months Ended June 30, 1997 and 1996                        3

        Consolidated Statements of Cash Flows - Three
      Months Ended June 30, 1997 and 1996                        4

        Notes to Consolidated Financial Statements -
          Three Months Ended June 30, 1997                       5

        ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                       6 through 8

PART II. OTHER INFORMATION                                       9

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                       June 30,       March 31,
                                                           1997            1997
                                                      Unaudited         Audited
Current Assets:
    Cash and cash equivalents                      $108,995,000    $126,156,000
    Marketable securities                            15,062,000      13,876,000
    Accounts receivable - net                       107,029,000     115,303,000
    Inventories:
        Raw materials                                66,555,000      51,796,000
        Work in process                              19,718,000      20,843,000
        Finished goods                               35,001,000      28,251,000
                                                   ------------    ------------
                                                    121,274,000     100,890,000
  Prepaid and refundable income tax                  11,893,000               -
    Deferred income tax benefit                       5,571,000      13,532,000
    Other current assets                             10,477,000       9,263,000
                                                   ------------    ------------
           Total Current Assets                     380,301,000     379,020,000


Property, Plant and Equipment - at cost             203,793,000     197,466,000
    Less accumulated depreciation                    64,686,000      61,637,000
                                                   ------------     -----------
                                                    139,107,000     135,829,000
Deferred Income Tax Benefit                           3,892,000               -
Marketable Securities, non-current                   23,460,000      23,668,000
Investment in and Advances to Somerset               24,693,000      25,113,000
Intangible Assets-net of accumulated amortization   135,005,000     137,062,000
Other Assets                                         81,034,000      76,888,000
                                                   ------------    ------------
Total Assets                                       $787,492,000    $777,580,000
                                                   ============    ============

                 See Notes to Consolidated Financial Statements
                                      -2A-

                      LIABILITIES AND SHAREH0LDERS' EQUITY


                                                        June 30,      March 31,
                                                            1997           1997
                                                       Unaudited        Audited
Current Liabilities:
    Trade accounts payable                          $ 16,856,000   $ 18,039,000
    Current portion of long-term obligations          18,257,000     17,453,000
    Income taxes payable                              18,777,000     13,795,000
    Other current liabilities                         23,146,000     24,566,000
    Cash dividend payable                              4,893,000      4,893,000
                                                    ------------   ------------
           Total Current Liabilities                  81,929,000     78,746,000
Long-Term Obligations                                 32,936,000     32,593,000
Deferred Income Tax Liability                                  -      6,501,000

Shareholders' Equity:
    Preferred stock, par value $.50 per
        share, authorized 5,000,000 shares,
        issued and outstanding - none                          -              -
    Common stock, par value $.50 per share,
        authorized 300,000,000 shares, issued
        122,823,506 shares at June 30, 1997 and
        122,814,956 shares at March 31, 1997
                                                      61,412,000     61,407,000
    Additional paid-in capital                        89,349,000     89,262,000
    Retained earnings                                525,466,000    513,750,000
    Net unrealized gain (loss) on investments            144,000      (947,000)
                                                    ------------
                                                     676,371,000    663,472,000
    Less Treasury stock - at cost, 753,700
        shares at June 30, 1997 and 752,950
        shares at March 31, 1997                       3,744,000      3,732,000
                                                    ------------   ------------
Net Worth                                            672,627,000    659,740,000
                                                    ------------   ------------
Total Liabilities and Shareholders' Equity          $787,492,000   $777,580,000
                                                    ============   ============




                 See Notes to Consolidated Financial Statements
                                      -2B-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                    UNAUDITED


                                          1997                    1996
                                          ----                    ----
NET SALES                         $109,188,000            $ 98,543,000
COST AND EXPENSES:
    Cost of Sales                   61,379,000              55,779,000
    Research and Development        11,691,000              10,531,000
    Selling and Administrative      19,739,000              21,251,000
                                  ------------            ------------
                                    92,809,000              87,561,000
EQUITY IN EARNINGS OF SOMERSET       4,136,000               5,043,000
OTHER INCOME                         1,826,000               3,992,000
                                  ------------            ------------
EARNINGS BEFORE INCOME TAXES        22,341,000               20,017,00
INCOME TAX RATE                            26%                     30%
INCOME TAXES                         5,743,000               6,006,000
                                  ------------            ------------
NET EARNINGS                      $ 16,598,000            $ 14,011,000
                                  ============            ============

EARNINGS PER SHARE                $        .14            $        .12
                                  ============            ============

WEIGHTED AVERAGE COMMON SHARES     122,065,000             121,868,000
                                  ============            ============


The Company has paid regular quarterly cash dividends of $.04 per share since October 1995.









                 See Notes to Consolidated Financial Statements
                                       -3-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                    UNAUDITED

                                                          1997          1996
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Earnings                                     $ 16,598,000  $ 14,011,000
    Adjustments to reconcile net earnings to net
        cash provided from operating activities:
           Depreciation and amortization                5,146,000     4,215,000
           Deferred income taxes                          871,000    (2,836,000)
           Equity in the earnings of Somerset          (4,136,000)   (5,043,000)
           Cash received from Somerset                  4,556,000     2,636,000
           Allowances on accounts receivable           (4,199,000)      (14,000)
           Other non-cash items                         1,538,000      (565,000)
  Changes in operating assets and liabilities:
           Accounts receivable                         12,223,000     7,547,000
           Inventories                                (20,396,000)   (2,236,000)
           Trade accounts payable                      (1,183,000)   (2,657,000)
           Income taxes payable                        (6,911,000)     8,078,000
           Other operating assets and liabilities      (6,526,000)     5,291,000
                                                     ------------   ------------
Net cash (used in) provided from operating activities (2,419,000) 28,427,000 CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment         (6,327,000)   (8,514,000)
    Increase in intangible and other assets            (4,307,000)   (5,345,000)
    Proceeds from investment securities                 3,005,000     5,909,000
    Purchase of investment securities                  (2,303,000)   (6,457,000)
                                                      ------------  ------------
Net cash used in investing activities                  (9,932,000)  (14,407,000)
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividend paid                                 (4,882,000)   (4,867,000)
    Payments on long-term obligations                      (8,000)       (7,000)
    Proceeds from exercise of stock options                80,000       584,000
                                                      ------------  ------------
Net cash used in financing activities                  (4,810,000)   (4,290,000)
                                                      ------------  ------------

Net (Decrease) Increase in Cash and Cash Equivalents  (17,161,000)    9,730,000
Cash and Cash Equivalents - Beginning of Period       126,156,000   176,980,000
                                                      ------------  ------------

Cash and Cash Equivalents - End of Period            $108,995,000  $186,710,000
                                                     ============  ============

CASH PAID DURING THE PERIOD FOR:
    Interest                                         $      5,000  $      5,000
    Income Taxes                                     $ 15,698,000  $    761,000

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            THREE MONTH PERIOD ENDED
                                  JUNE 30, 1997

                                    Unaudited

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and March 31, 1997 together with the results of operations and cash flows for the interim periods ended June 30, 1997 and 1996. The consolidated results of operations for the three months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report and Report on Form 10-K.

C. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. ("Somerset"), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

      Condensed unaudited financial information of Somerset for the three month periods ended June 30, 1997 and 1996 are as follows: (in thousands)


                              June 30,            June 30,
                                  1997                1996

        Net Sales              $17,273             $30,143
        Costs and Expenses     (5,247)            (16,295)
        Income Taxes           (4,155)             (4,807)
                              -------             -------
        Net Earnings           $ 7,871             $ 9,041
                               =======             =======

      The above information represents 100% of Somerset's operations of which the Company has a 50% interest. Somerset launched its easy-to-identify capsule in the June 30, 1996 period, this resulted in higher than normal sales and costs and expenses.

                         PART 1 - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
      Net earnings for the quarter ended June 30, 1997 were $16,598,000 or $0.14 per share representing an 18% increase over last year's first quarter. For the same periods, net sales increased by 11% to $109,188,000 and gross profit dollars increased by 12% to $47,809,000. Gross profit as a percent of net sales was 44% for the quarter ended June 30, 1997, the highest rate since the quarter ended December 31, 1995.
      These increases are primarily attributable to the addition of 13 generic products since June 30, 1996, including 6 products added during the current quarter, and also to sales of the products Maxzide(R) and Nitrek(TM) by the Company's branded division, Bertek Pharmaceuticals Inc.

      New products and increased sales volume throughout the Company more than offset the impact of continued price deterioration in the Company's generic product line. Excluding the 13 products added in the past year, the generic product line realized a 20% decrease in aggregate pricing from the first quarter of fiscal 1997 to this year's first quarter. The primary causes of the deterioration relate to the consolidation of the Company's customers through mergers and acquisitions, the emergence of large buying groups which represent many independent pharmacies and increased competition by brand-name competitors who have entered the generic industry.

      Research and development expenses of $11,691,000 are 11% higher than the first quarter of last year, and consistent with the steady quarterly increase realized throughout the fiscal year ended March 31, 1997. Based on the current status of the various research projects in progress, including generic, innovative and transdermal patch related projects, the Company expects that quarterly expenditures for research and development to increase to approximately $14,000,000 by the quarter ending March 31, 1998.

      Selling and administrative expenses were $19,739,000 for the quarter ended June 30, 1997, down 7% from the same quarter a year ago but in line with quarterly levels for the last three quarters. The June 1996 quarter was abnormally high due to accruals for certain legal matters. With the addition of Maxzide(R) and Nitrek(TM), the Company has begun to expand its branded sales initiative through its Bertek Pharmaceuticals Inc. division resulting in higher selling and administrative expenses. The Company intends to continue to expand this area in preparation for the addition of new branded products.

      Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals, Inc. ("Somerset"), which are generated exclusively from the sale of Eldepryl(R). In May of 1996, Somerset withdrew its tablet form of Eldepryl(R) from the market and replaced it with an easy-to-identify Eldepryl(R) capsule. Despite the withdrawal of the tablet form of the innovator product, in August 1996 the Food and Drug Administration approved several generic versions of Eldepryl(R) in tablet form.

      The impact of generic competition has and will continue to adversely affect Somerset's contribution to the Company's net earnings. The reduction in Somerset's revenues resulting from generic competition may also impact Somerset's ability to continue research and development expenditures at historical levels.

      Other income is derived principally from investment earnings on the Company's cash and marketable securities and also includes the impact of certain strategic alliances investments and gains and losses from the disposal of assets. The amount of other income recognized by the Company has been affected by statutory accounting treatment of strategic alliance investments and changes in the amount of and yields on cash and marketable securities available for investment.

      The effective tax rate for the quarter ended June 30, 1997 was 26% compared to 30% for the quarter ended June 30, 1996 and 28% for the year ended March 31, 1997. The lower rate in the current quarter resulted primarily from a favorable settlement during the quarter with the Internal Revenue Service regarding an audit of the Company's tax returns for the fiscal years 1992 through 1995. Under the terms of the settlement, the Company has agreed to change the method it employs to determine tax credits for operating in Puerto Rico for tax years after the audit period. This agreement coupled with other changes in the Federal Tax Code will continue to reduce the amount of tax credits otherwise available to the Company for operating in Puerto Rico.

Liquidity, Capital Resources and Financial Condition

      The Company's balance sheet remains very strong with working capital of $298,372,000, total assets of $787,492,000 and total equity of $672,627,000. The ratio of current assets to current liabilities was 4.6 to 1 as of June 30, 1997 compared to 4.8 to 1 at March 31, 1997.

      Significant changes in balance sheet accounts between March 31, 1997 and June 30, 1997 relate principally to the settlement of the Internal Revenue Service audit during the quarter and increased inventory levels attributable to continued higher demand for the Company's products. These timing items are also responsible for the significant change in cash flows from operating activities between the current quarter and the same period a year ago.


      In March 1997 the Company's Board of Directors authorized the repurchase of up to five million shares of the Company's outstanding common stock. The Company intends to purchase shares throughout the remainder of fiscal 1998 and believes that this use of funds will not have an adverse affect on the Company's operations.

Other Matters

      In June 1997 the Company's subsidiary Mylan Pharmaceuticals Inc.("Mylan") entered in to an exclusive supply and distribution agreement with Genpharm Inc.("Genpharm") a Canadian corporation, relating to the sale of ranitidine HCL tablets ("ranitidine") in the United States subject to the favorable resolution of several legal issues. Ranitidine is the generic version of Glaxo's Zantac(R). Both Mylan and Genpharm have received tentative approval from the FDA to market ranitidine; however, both companies are currently involved in separate court actions with Glaxo regarding patent related issues, which prevent either company from marketing the product.

      Under the terms of the agreement Mylan and Genpharm will share in the combined profits resulting from the sale, by Mylan, of ranitidine tablets manufactured by either Mylan or Genpharm. In addition, the agreement provides that Mylan shall be entitled to share in any benefit received by Genpharm as a result of Genpharm entering into any ageement with any third party, which would affect either the marketing of ranitidine or Genpharm's ability to supply product to Mylan.

      As announced by the Company on July 24, 1997, after a series of court decisions, Genpharm received notice from the FDA on July 23, 1997 that Genpharm is entitled to generic marketing exclusivity with regard to ranitidine tablets through August 29, 1997. While Glaxo's initial patent exclusivity relating to the product expired on July 25, 1997, neither Genpharm nor Mylan have resolved their respective legal matters with Glaxo and accordingly both are prohibited from marketing their respective products.

      On July 31, 1997, Genpharm announced that it had reached an agreement with Novopharm Limited and its subsidiary Granutec Inc. ("Novopharm"), a Canadian corporation, whereby Genpharm has agreed to waive its generic marketing exclusivity period in favor of Novopharm. Novopharm had previously settled its patent issues with Glaxo. Based on the agreement between Genpharm and Novopharm, the FDA, on August 1, 1997 approved the Novopharm generic ranitidine product for sale in the United States. Presently the FDA will not approve any other generic ranitidine until after August 29, 1997.

      Under the terms of the agreement between Genpharm and Novopharm, Genpharm will be entitled to receive compensation from Novopharm predicated upon Novopharm's sales of the product. Under the terms of the agreement between Mylan and Genpharm, Mylan will be entitled to share in the compensation due to Genpharm.

      In terms of branded product sales, ranitidine is recognized as the largest branded product to encounter generic competition to date. The Company expects to recognize earnings as a result of these aggreements beginning in the quarter ending September 30, 1997. However, due to the various legal actions currently pending, legal actions which may result from the marketing of the product by Novopharm, the complexity of the contractual agreements described above and competition which will occur at the expiration of the generic marketing exclusivity period, the Company cannot at this time reasonably project the extent, timing or duration of such future earnings.

PART II. OTHER INFORMATION


   Item 6. Exhibits and Reports on Form 8-K

   (a)      Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

   (b)      Reports  on Form 8-K - There  were no  reports  filed on Form 8-K during the three months ended June 30, 1997.









                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Mylan Laboratories Inc.
                                               (Registrant)



DATE__08/12/97________________________      _ /s/ Milan Puskar_________________
                                            Milan Puskar
                                            Chairman of the Board, Chief
                                            Executive Officer and President



DATE__08/12/97_______________________       __/s/ Frank A. DeGeorge____________
                                            Frank A. DeGeorge
                                            Director of Corporate Finance