Form 10-Q
period 1997-09-30
MYLAN LABORATORIES INC
filed 1997-11-10
CIK 69499

--------------------------------------------------------------------------------


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q
     --------------------------------------------------------------


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the quarterly period ended September 30, 1997

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

                           YES   X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
                                                          Outstanding at
   Class of Common Stock                                 November 6, 1997
      $.50 par value                                        122,111,884
--------------------------------------------------------------------------------

           MYLAN LABORATORIES INC. AND SUBSIDIARIES


                             INDEX




                                                                    Page
                                                                   Number


PART I. FINANCIAL INFORMATION

        ITEM 1:  Financial Statements

        Consolidated Balance Sheets - September 30, 1997
           and March 31, 1997                                     2A and 2B

        Consolidated Statements of Earnings - Three and Six
           Months Ended September 30, 1997 and 1996                   3

        Consolidated Statements of Cash Flows - Six
           Months Ended September 30, 1997 and 1996                   4

        Notes to Consolidated Financial Statements -
           Six Month Period Ended September 30, 1997             5 through 7

        ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                              8 and 9

PART II. OTHER INFORMATION                                           10

                  MYLAN LABORATORIES INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                   ASSETS




                                                    September 30,    March 31,
                                                         1997          1997
                                                      Unaudited      Audited
                                                      ---------     ---------
Current Assets:
    Cash and cash equivalents                        $ 93,062,000   $126,156,000
    Marketable securities                              18,774,000     13,876,000
    Accounts receivable - net                         117,535,000    115,303,000
    Inventories:
        Raw materials                                  67,681,000     51,796,000
        Work in process                                20,471,000     20,843,000
        Finished goods                                 44,306,000     28,251,000
                                                     ------------   ------------
                                                      132,458,000    100,890,000
  Prepaid and refundable income tax                     4,887,000         -
    Deferred income tax benefit                         6,861,000     13,532,000
    Other current assets                               34,784,000      9,263,000
                                                     ------------   ------------
           Total Current Assets                       408,361,000    379,020,000


Property, Plant and Equipment - at cost               208,662,000    197,466,000
    Less accumulated depreciation                      67,972,000     61,637,000
                                                     ------------   ------------
                                                      140,690,000    135,829,000
Deferred Income Tax Benefit                             2,068,000         -
Marketable Securities, non-current                     22,019,000     23,668,000
Investment in and Advances to Somerset                 26,716,000     25,113,000
Intangible Assets-net of accumulated amortization     132,934,000    137,062,000
Other Assets                                           82,971,000     76,888,000
                                                     ------------   ------------
Total Assets                                         $815,759,000   $777,580,000
                                                     ============   ============



               See Notes to Consolidated Financial Statements
                                    -2A-

                       LIABILITIES AND SHAREH0LDERS' EQUITY


                                                    September 30,     March 31,
                                                         1997          1997
                                                      Unaudited       Audited
                                                      ---------       --------
Current Liabilities:
    Trade accounts payable                        $ 17,222,000    $ 18,039,000
    Current portion of long-term obligations        18,768,000      17,453,000
    Income taxes payable                            15,820,000      13,795,000
    Other current liabilities                       27,406,000      24,566,000
    Cash dividends payable                           4,894,000       4,893,000
                                                  ------------    ------------
           Total Current Liabilities                84,110,000      78,746,000
Long-Term Obligations                               32,175,000      32,593,000
Deferred Income Tax Liability                            -           6,501,000

Shareholders' Equity:
    Preferred stock, par value $.50 per
        share, authorized 5,000,000 shares,
        issued and outstanding - none                    -               -
    Common stock, par value $.50 per share,
        authorized 300,000,000 shares, issued
        122,933,112 shares at September 30,
        1997 and 122,814,956 shares at
        March 31, 1997                              61,467,000      61,407,000
    Additional paid-in capital                      90,528,000      89,262,000
    Retained earnings                              550,973,000     513,750,000
    Net unrealized gain (loss) on investments        1,769,000       (947,000)
                                                  ------------
                                                   704,737,000     663,472,000
    Less Treasury stock - at cost, 849,113
        shares at September 30, 1997 and
        752,950 shares at March 31, 1997             5,263,000       3,732,000
                                                  ------------    ------------

Net Worth                                          699,474,000     659,740,000
                                                  ------------    ------------
Total Liabilities and Shareholders' Equity        $815,759,000    $777,580,000
                                                  ============    ============





         See Notes to Consolidated Financial Statements
                              -2B-


                                                MYLAN LABORATORIES INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                                UNAUDITED

                                 Three Months Ended September 30,            Six Months Ended September 30,
                                 -------------------------------             ------------------------------
                                       1997              1996                    1997               1996
                                       ----              ----                    ----               ----
REVENUES:
  Net Sales                        $ 127,133,000     $ 108,981,000           $ 236,321,000      $ 207,524,000

  Other Revenues                      26,822,000           -                    26,822,000             -
                                   -------------     -------------           -------------       -------

TOTAL REVENUES                       153,955,000       108,981,000             263,143,000        207,524,000
COST AND EXPENSES:
    Cost of Sales                     71,201,000        63,836,000             132,580,000        119,615,000
    Research and Development          12,124,000        10,255,000              23,815,000         20,786,000
    Selling and Administrative        31,482,000        19,465,000              51,221,000         40,716,000
                                   -------------     -------------           -------------     --------------
                                     114,808,000        93,556,000             207,617,000        181,117,000
                                     114,807,000        93,556,000             207,616,000        181,117,000
EQUITY IN EARNINGS OF SOMERSET         2,456,000         5,002,000               6,592,000         10,045,000

OTHER INCOME                           4,437,000         3,769,000               6,263,000          7,761,000
                                   -------------     -------------           -------------     --------------

EARNINGS BEFORE INCOME TAXES          46,041,000        24,196,000              68,382,000         44,213,000
INCOME TAX RATE                              34%               28%                     31%                29%

INCOME TAXES                          15,650,000         6,848,000              21,393,000         12,854,000
                                   -------------     -------------           -------------     --------------
NET EARNINGS                       $  30,391,000     $  17,348,000           $  46,989,000     $   31,359,000
                                   =============     =============           =============     ==============
EARNINGS PER SHARE                 $         .25     $         .14           $         .39     $          .26
                                   =============     =============           =============     ==============
WEIGHTED AVERAGE COMMON SHARES       122,029,000       121,892,000             122,047,000        121,880,000
                                   =============     =============           =============     ==============


The Company has paid regular  quarterly  cash  dividends of $.04 per share since
October 1995.

                                             See Notes to Consolidated Financial Statements
                                                                   -3-



                          MYLAN LABORATORIES INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                       UNAUDITED
                                                               1997             1996
                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Earnings                                           $ 46,989,000     $ 31,359,000
    Adjustments to reconcile net earnings to net
        cash (used in) provided from operating activities:                     8,876,000
           Depreciation and amortization                     10,529,000        2,553,000
           Deferred income taxes                            (1,108,000)     (10,045,000)
           Equity in earnings of Somerset                   (6,592,000)        7,390,000
           Cash received from Somerset                        4,989,000      (2,053,000)
           Allowances on accounts receivable                  5,500,000      (1,349,000)
           Other non-cash items                                 866,000
        Changes in operating assets and liabilities:                        (13,503,000)
           Accounts receivable                              (7,982,000)           80,000
           Inventories                                     (31,555,000)      (1,683,000)
           Trade accounts payable                             (817,000)      (2,327,000)
           Income taxes payable                             (5,115,000)        6,800,000
                                                                              ----------
           Other operating assets and liabilities          (22,682,000)       26,098,000
                                                           -----------
Net cash (used in) provided from operating activities       (6,978,000)
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment             (11,196,000)     (14,223,000)
    Increase in intangible and other assets                 (4,465,000)     (27,949,000)
    Proceeds from investment securities                       7,706,000       12,848,000
    Purchase of investment securities                       (6,776,000)     (14,318,000)
                                                           ------------     -----------
Net cash used in investing activities                      (14,731,000)     (43,642,000)
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term obligations                       (1,416,000)      (1,415,000)
    Cash dividends paid                                     (9,764,000)      (9,742,000)
    Repurchase of Common Stock                              (1,507,000)                -
    Proceeds from exercise of stock options                   1,302,000          700,000
                                                           ------------     ------------
Net cash used in financing activities                      (11,385,000)     (10,457,000)
                                                          ------------     ------------
Net Decrease in Cash and Cash Equivalents                  (33,094,000)     (28,001,000)
Cash and Cash Equivalents - Beginning of Period            126,156,000       176,980,000
                                                          -------------     ------------




Cash and Cash Equivalents - Beginning of Period             126,156,000      176,980,000
                                                           ------------     ------------
Cash and Cash Equivalents - End of Period                  $ 93,062,000     $148,979,000
                                                           ============     ============

CASH PAID DURING THE PERIOD FOR:
    Interest                                               $    350,000     $    425,000
    Income Taxes                                           $ 27,640,000     $ 12,627,000






                                             See Notes to Consolidated Financial Statements
                                                                   -4-


                        MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SIX MONTH PERIOD ENDED
                                   SEPTEMBER 30, 1997

                                        Unaudited

A. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and March 31, 1997 together with the results of operations and cash flows for the interim periods ended September 30, 1997 and 1996. The consolidated results of operations for the three and six months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report and Report on Form 10-K.

C. In June 1997, the Company's subsidiary Mylan Pharmaceuticals Inc.("Mylan") entered into an exclusive supply and distribution agreement with Genpharm Inc. ("Genpharm"), a Canadian corporation, relating to the sale of ranitidine HCL tablets ("ranitidine") in the United States. Ranitidine is the generic version of Glaxo's Zantac(R).

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

      As announced by the Company on July 24, 1997, after a series of court decisions, Genpharm received notice from the FDA on July 23, 1997 that Genpharm was entitled to generic marketing exclusivity with regard to ranitidine tablets through August 29, 1997. While Glaxo's initial patent exclusivity relating to the product expired on July 25, 1997, neither Genpharm nor Mylan had resolved their respective legal matters with Glaxo and accordingly both were prohibited from marketing their respective products.

     On July 31, 1997, Genpharm entered into an agreement with Novopharm Limited a Canadian Corporation, and its United States subsidiary Granutec Inc. ("Novopharm"),whereby Genpharm agreed to waive its generic marketing exclusivity period in favor of Novopharm. Novopharm had previously settled its patent issues with Glaxo. Based on the agreement between Genpharm and Novopharm, the FDA, on August 1, 1997, approved the Novopharm generic ranitidine product for sale in the United States. Upon notice of approval from the FDA, Novopharm immediately began marketing the product in the United States.

                        MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 SIX MONTH PERIOD ENDED
                                   SEPTEMBER 30, 1997

                                        Unaudited

C. (con't) Under the terms of the agreement between Genpharm and Novopharm, Genpharm is entitled to receive compensation from Novopharm predicated upon Novopharm's sales of the product through December 31, 1997 and a profit allocation factor which is significantly reduced after the exclusivity period. Under the terms of the agreement between Mylan and Genpharm, Mylan is entitled to share in the compensation received by Genpharm from Novopharm.

      During the quarter ended September 30, 1997, the Company recognized income of $26,822,000 recorded under the caption "Other Revenue" with a corresponding receivable reported under the caption "Other current assets". This amount represents the Company's best estimate, based on information provided by both Genpharm and Novopharm, of the Company's revenue for the respective period resulting from Genpharm's agreement with Novopharm. The amount of revenue to be recognized by the Company in future quarters will be affected by a final accounting of the net sales and expenses incurred by Novopharm during the contract period. The revenue recognized by the Company increased net earnings for the quarter by approximately $16,388,000 or $.13 per share.

      Subsequent to Genpharm's agreement with Novopharm, Genpharm resolved its patent-related issues with Glaxo. Accordingly, on September 1, 1997 Mylan began marketing ranitidine manufactured by Genpharm under the terms of the distribution agreement between Mylan and Genpharm. Sales of ranitidine by the Company are included under the caption "Net Sales". Promotional and marketing costs associated with the launch of the product are included under the caption "Selling and Administrative" (see note D). Genpharms's portion of the combined profits resulting from the sale of ranitidine by Mylan, as determined in accordance with the distribution agreement, are included under the caption "Cost of Sales".

D. During the quarter ended September 30, 1997, the Company incurred significant costs associated with the launch of new generic products including ranitidine. The most significant cost incurred was for stocking fees paid or credited to customers to assist the customers in their conversion and promotion of the new generic products, primarily ranitidine. A total of $9,533,000 of unusual promotional and marketing costs associated with the launch of new generic products was expensed during the quarter. This unusual expense reduced net earnings for the quarter by approximately $6,930,000 or $.06 per share.

E. In August 1997, Key Pharmaceuticals, Inc. filed suit in the United States District Court for the Western District of Pennsylvania against the Company and certain subsidiaries claiming patent infringement relating to the marketing of its nitriglycerin transdermal system. The Company received FDA approval for its nitriglycerin transdermal system in September 1996 and immediately began marketing the product.

                   MYLAN LABORATORIES INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            SIX MONTH PERIOD ENDED
                              SEPTEMBER 30, 1997

                                   Unaudited

E. (con't) The relief sought includes a preliminary and permanent injunction, treble damages along with interest and attorneys' fees and expenses. The Company believes the suit is without merit and intends to vigorously defend its position.

      A suit was filed by Synthecon, Inc in Harris County Circuit Court, Harris County, Texas against the Company relating to a license agreement entered into by VivoRx Inc. and the National Aeronautics and Space Administration. VivoRx Inc. is a biotechnology company in which the Company had made an investment. The suit seeks unspecified damages for allegedly depriving Sythecon of its rights under the license. The Company believes this suit is without merit and intends to vigorously defend its position.

      On November 4, 1997 the Company entered into a settlement agreement related to an arbitration award against its Bertek Inc. subsidiary. The Company had accrued expense for this settlement in previous quarters.

F. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. ("Somerset"), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

      Condensed unaudited financial information of Somerset for the three and six month periods ended September 30, 1997 and 1996 are as follows (in thousands):


                          Three Months Ended            Six Months Ended
                            September 30,                September 30,
                              1997        1996           1997        1996
                              ----        ----           ----        ----

        Net Sales            $15,110     $26,224        $32,383     $56,367
        Costs and Expenses   (8,007)    (11,733)       (13,254)    (28,028)

        Income Taxes         (2,485)     (5,337)        (6,640)    (10,144)
                            -------     -------        -------     -------
        Net Earnings         $ 4,618     $ 9,154        $12,489     $18,195
                             =======     =======        =======     =======


      The above information represents 100% of Somerset's operations of which the Company has a 50% interest. Somerset's marketing exclusivity for Eldepryl(R) under the Orphan Drug Act expired on June 6, 1996, Somerset has experienced increased competition since August 1996, due to the approval of several generic tablet forms of Eldepryl(R) by the FDA. This has resulted in the decrease in sales and net earnings from 1996 to 1997.

                  PART 1 - FINANCIAL INFORMATION

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
      Net earnings for the three months ended September 30, 1997 were $30,391,000 representing a 75% increase over the same quarter a year ago and for the six months then ended were $46,989,000 representing a 50% increase over the same period a year ago. Net earnings for the three and six month periods ended September 30, 1997 includes approximately $.13 per share relating to revenue recognized by the Company as a result of the sale of generic ranitidine by an unrelated party during the quarter (see note C) and was reduced by approximately $.06 per share as a result of unusual promotional expense associated with the launch of new generic products by the Company including the launch of generic ranitidine by the Company in September (see note D).

      In addition to the unusual items identified above, net earnings for both the three and six month periods ended September 30, 1997 were favorably impacted by the addition of 14 products to the Company's generic product line since September 30, 1996 including six products added during the quarter ended June 30, 1997 and four products added during the quarter ended September 30, 1997. The addition of new generic products and continued volume increases throughout the generic product line have more than offset the price deterioration which continues to plague the generic industry. Generic volume of almost 1.9 billion tablets, capsules and patches for the quarter and 3.4 billion year to date, represents 14% growth over the same periods a year ago.

     As a result of the items identified in the previous paragraph, net sales for the quarter increased by 17% from last year to $127,133,000 and gross profit (net sales less cost of goods sold) as a percentage of net sales increased from 41% last year to 44% this year. For the six month period ended September 30, 1997 net sales increased by 14% from the same period from the prior year to $236,321,000 and gross profit as a percentage of net sales increased from 42% to 44%.

      Research and development expenses of $12,121,000 for the quarter are 18% higher than the same quarter last year, and consistent with the steady quarterly increase realized throughout the past year. Year to date expenses of $23,815,000 are 15% higher than last year. Based on the current status of the various research projects in progress, including generic, innovative and transdermal patch related projects, the Company expects quarterly expenditures for research and development to increase to approximately $14,000,000 by the quarter ending March 31, 1998.

      Selling and administrative expenses of $31,482,000 for the quarter ended September 30, 1997 include $9,533,000 in promotional expenses associated with the launch of new generic products during the quarter (see note D). Excluding this unusual expense year to date selling and administrative expenses are 2% higher than last year. With the addition of Maxzide(R) and Nitrek(TM), the Company has begun to expand its branded sales initiative through its Bertek Pharmaceuticals Inc. division resulting in higher selling and administrative expenses. The Company intends to continue to expand this area in preparation for the addition of new branded products.

      Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset, which are generated exclusively from the sale of Eldepryl(R). In May of 1996, Somerset withdrew its tablet form of Eldepryl(R) from the market and replaced it with an easy-to-identify Eldepryl(R) capsule. Despite the withdrawal of the tablet form of the innovator product, in August 1996 the Food and Drug Administration approved several generic versions of Eldepryl(R) in tablet form.

      The impact of generic competition has and will continue to adversely affect Somerset's contribution to the Company's net earnings. The reduction in Somerset's revenues resulting from generic competition may also impact Somerset's ability to continue research and development expenditures at historical levels.

      The effective tax rate for the quarter ended September 30, 1997 was impacted by the Other Revenue recognized during the quarter which is subject to the full Federal and State tax rates. Absent such income in future quarters, the Company expects the effective tax rate to return to the 28% to 30% range previously realized.

Liquidity, Capital Resources and Financial Condition

      The Company's balance sheet remains very strong with working capital of $324,251,000, total assets of $815,759,000 and total equity of $699,474,000. The ratio of current assets to current liabilities was 4.9 to 1 as of September 30, 1997 compared to 4.8 to 1 at March 31, 1997.

      Significant changes in balance sheet accounts between March 31, 1997 and September 30, 1997 relate principally to the settlement of the Internal Revenue Service audit during the period, increased inventory levels attributable to continued higher demand for the Company's products, and the recording of a receivable from Genpharm in "Other current assets" (see note C). These timing items are mainly responsible for the significant change in cash flows from operating activities between the current period and the same period a year ago.

      The acquisition of Maxzide(R) in the prior period is primarily responsible for the decrease in cash used in investing activities during the current period.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

     The information required by item 1 is hereby incorporated by reference to notes E on pp. 6 and 7 on this Form 10-Q for the period ended September 30, 1997.

      Item 4. Results of Sharelholder Elections

      On July 24, 1997 the annual shareholders' meeting was held in Morgantown, West Virginia. The adoption of the 1997 Incentive Stock Option Plan proposal as further described in the Company's Proxy Statement dated May 31, 1997 was voted upon and approved by the shareholders at the meeting. Of the 74,456,869 shareholder votes cast 88.2% voted for the Plan, 8.5% voted against or withheld their vote and 3.3% abstain from voting.

      In addition, the shareholders elected the seven directors nominated and elected the independent auditors of the Company as described in the Company's Proxy Statement.

      Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

      (b) Reports on Form 8-K - There were no reports filed on Form 8-K during the three months ended September 30, 1997.


                                                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Mylan Laboratories Inc.
                                                   (Registrant)



DATE  11/10/97                                 /s/ Milan Puskar
------------------------                       Milan Puskar
                                               Chairman of the Board, Chief
                                               Executive Officer and President






DATE  11/10/97                                 /s/ Donald C. Schilling
------------------------                       Donald C. Schilling
                                               Vice President of Finance