Form 10-Q
period 1997-12-31
MYLAN LABORATORIES INC
filed 1998-02-17
CIK 69499

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

                          For the quarterly period ended December 31, 1997
                                                 OR

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

                           YES   X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                           Outstanding at
    Class of Common Stock                                 February 9, 1998
    ---------------------                                 ----------------
       $.50 par value                                       122,149,289

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES


                                      INDEX




                                                                     Page
                                                                    Number
                                                                  -----------


PART I. FINANCIAL INFORMATION

        ITEM 1: Financial Statements

        Consolidated Balance Sheets - December 31, 1997
           and March 31, 1997                                      2A and 2B

        Consolidated Statements of Earnings - Three and
           Nine Months Ended December 31, 1997 and 1996                3

        Consolidated Statements of Cash Flows - Nine
           Months Ended December 31, 1997 and 1996                     4

        Notes to Consolidated Financial Statements -
           Nine Months Ended December 31, 1997                    5 through 7

        ITEM 2:       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                    8 and 9


PART II. OTHER INFORMATION                                            10

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                   December 31,      March 31,
                                                           1997           1997
                                                      Unaudited        Audited
Current Assets:
    Cash and cash equivalents                      $115,130,000   $126,156,000
    Marketable securities                            18,492,000     13,876,000
    Accounts receivable - net                       108,044,000    115,303,000
    Inventories:
        Raw materials                                67,783,000     51,796,000
        Work in process                              23,531,000     20,843,000
        Finished goods                               44,287,000     28,251,000
                                                   ------------   ------------
                                                    135,601,000    100,890,000
  Prepaid refundable income taxes                     4,887,000              -
    Deferred income tax benefit                       6,778,000     13,532,000
    Other current assets                             10,029,000      9,263,000
                                                   ------------   ------------
           Total Current Assets                     398,961,000    379,020,000


Property, Plant and Equipment - at cost             217,169,000    197,466,000
    Less accumulated depreciation                    71,329,000     61,637,000
                                                   ------------   ------------
                                                    145,840,000    135,829,000
Deferred Income Tax Benefit                           2,625,000              -
Marketable Securities, non-current                   21,907,000     23,668,000
Investment in and Advances to Somerset               28,178,000     25,113,000
Intangible Assets-net of accumulated amortization   131,267,000    137,062,000
Other Assets                                         86,205,000     76,888,000
                                                   ------------   ------------
Total Assets                                       $814,983,000   $777,580,000
                                                   ============   ============


                 See Notes to Consolidated Financial Statements
                                      -2A-

                      LIABILITIES AND SHAREH0LDERS' EQUITY


                                                 December 31,       March 31,
                                                         1997            1997
                                                    Unaudited         Audited
Current Liabilities:
    Trade accounts payable                       $ 14,996,000    $ 18,039,000
    Current portion of long-term obligations       16,336,000      17,453,000
    Income taxes payable                            7,701,000      13,795,000
    Other current liabilities                      22,880,000      24,566,000
    Cash dividend payable                           4,896,000       4,893,000
                                                 ------------    ------------
           Total Current Liabilities               66,809,000      78,746,000
Long-Term Obligations                              31,996,000      32,593,000
Deferred Income Tax Liability                               -       6,501,000
Shareholders' Equity:
    Preferred stock, par value $.50 per
        share, authorized 5,000,000 shares,                 -               -
        issued and outstanding - none
    Common stock,  par value  $.50 per  share,
        authorized  300,000,000  shares,
        issued 123,022,547 shares at
        December 31, 1997 and 122,814,956
        shares at March 31, 1997                   61,511,000      61,407,000
    Additional paid-in capital                     92,093,000      89,262,000
    Retained earnings                             568,069,000     513,750,000
    Net unrealized gain (loss) on investments         646,000       (947,000)
                                                 ------------
                                                  722,319,000     663,472,000
    Less Treasury stock - at cost, 887,358
        shares at December 31, 1997 and
        752,950 shares at March 31, 1997            6,141,000       3,732,000
                                                 ------------    ------------

Net Worth                                         716,178,000     659,740,000
                                                 ------------    ------------
Total Liabilities and Shareholders' Equity       $814,983,000    $777,580,000
                                                 ============    ============






                 See Notes to Consolidated Financial Statements
                                      -2B-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    UNAUDITED


                                    Three Months Ended December 31,          Nine Months Ended December 31,
                                    -------------------------------          ------------------------------

                                           1997           1996                    1997          1996

                                           ----           ----                    ----          ----
REVENUES:
  Net Sales                            $129,517,000   $113,981,000            $365,838,000  $321,505,000
  Other Revenues                            -              -                    26,822,000       -
                                       ------------   ------------            ------------  ------
Total Revenues                          129,517,000    113,981,000             392,660,000   321,505,000
COST AND EXPENSES:

  Cost of Sales                          75,077,000     66,729,000             207,657,000   186,344,000
    Research and Development              7,891,000     10,775,000              31,707,000    31,561,000
    Selling and Administrative           21,239,000     19,566,000              72,460,000    60,282,000
                                       ------------   ------------            ------------  ------------
                                        104,207,000     97,070,000             311,824,000   278,187,000
EQUITY IN EARNINGS OF SOMERSET            1,839,000      4,462,000               8,431,000    14,507,000
OTHER INCOME                              3,923,000      2,505,000              10,186,000    10,266,000
                                       ------------   ------------            ------------  ------------
EARNINGS BEFORE INCOME TAXES             31,072,000     23,878,000              99,453,000    68,091,000
INCOME TAX RATE                                 29%            24%                     31%           27%
INCOME TAXES                              9,089,000      5,797,000              30,482,000    18,651,000
                                       ------------   ------------            ------------  ------------
NET EARNINGS                           $ 21,983,000   $ 18,081,000            $ 68,971,000  $ 49,440,000
                                       ============   ============            ============  ============
EARNINGS PER SHARE-basic and diluted   $        .18   $        .15            $        .57  $        .41
                                       ============   ============            ============  ============
WEIGHTED AVERAGE COMMON SHARES-basic    122,127,000    121,916,000             122,074,000   121,892,000
                                       ============   ============            ============  ============


  The Company has paid regular  quarterly cash dividends of  $.04 per share since October 1995.


              See Notes to Consolidated Financial Statements
                                  -3-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                                UNAUDITED

                                                          1997         1996
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Earnings                                     $ 68,971,000 $ 49,440,000
    Adjustments to reconcile net earnings to net
        cash provided from operating activities:
           Depreciation and amortization               15,983,000   13,896,000
           Deferred income tax benefit                 (2,243,000)    (312,000)
           Equity in the earnings of Somerset          (8,431,000) (14,507,000)
           Cash received from Somerset                  5,366,000   15,546,000
      Allowances on accounts receivable                 2,967,000     (805,000)
          Other non-cash items                           (401,000)     949,000
        Changes in operating assets and liabilities:
           Accounts receivable                          4,042,000  (23,934,000)
           Inventories                                (34,567,000)   3,223,000
           Trade accounts payable                      (3,043,000)  (2,758,000)
           Income taxes payable                       (11,316,000)  (1,767,000)
           Other operating assets and liabilities      (2,450,000)   7,125,000
                                                     -----------   -----------
Net cash provided from operating activities            34,878,000   46,096,000
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment        (19,703,000) (20,094,000)
    Increase in intangible and other assets            (6,760,000) (29,257,000)
    Proceeds from investment securities                12,086,000   17,078,000
    Purchase of investment securities                 (12,489,000) (20,952,000)
                                                      -----------  -----------
Net cash used in investing activities                 (26,866,000) (53,225,000)
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividends paid                               (14,651,000) (14,617,000)
    Payments on long-term obligations                  (4,187,000)  (1,423,000)
  Repurchase of Common Stock                           (2,459,000)      -
    Proceeds from exercise of stock options             2,259,000      912,000
                                                      -----------  -----------
Net cash used in financing activities                 (19,038,000) (15,128,000)
                                                     -----------  -----------
Net Decrease in Cash and Cash Equivalents             (11,026,000) (22,257,000)
Cash and Cash Equivalents - Beginning of Period       126,156,000  176,980,000
                                                      -----------  -----------
Cash and Cash Equivalents - End of Period            $115,130,000 $154,723,000
                                                     ============ ============

CASH PAID DURING THE PERIOD FOR:
    Interest                                         $  1,187,000 $    433,000
    Income Taxes                                     $ 44,015,000 $ 20,728,000




                 See Notes to Consolidated Financial Statements
                                       -4-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NINE MONTH PERIOD ENDED
                                DECEMBER 31, 1997

                                    Unaudited

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1997 and March 31, 1997 together with the results of operations and cash flows for the interim periods ended December 31, 1997 and 1996. The consolidated results of operations for the three and nine months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1997 Annual Report and Report on Form 10-K and subsequent filings under the Securities Exchange Act of 1934.

C. In June 1997, the Company's subsidiary Mylan Pharmaceuticals Inc. ("Mylan") entered into an exclusive supply and distribution agreement with Genpharm Inc. ("Genpharm"), a Canadian corporation, relating to the sale of ranitidine HCL tablets ("ranitidine") in the United States. Ranitidine is the generic version of Glaxo's Zantac(R).

      Under the terms of the agreement Mylan and Genpharm will share in the combined profits resulting from the sale, by Mylan, of ranitidine tablets manufactured by either Mylan or Genpharm. In addition, the agreement provides that Mylan shall be entitled to share in any benefit received by Genpharm as a result of Genpharm entering into any agreement with any third party, which would affect either the marketing of ranitidine or Genpharm's ability to supply product to Mylan.

      Due to unresolved legal matters with Glaxo, on July 31, 1997, Genpharm entered into an agreement with Novopharm Limited, a Canadian Corporation, and its United States subsidiary Granutec Inc. ("Novopharm"). Under the terms of the agreement between Genpharm and Novopharm, Genpharm is entitled to receive compensation from Novopharm predicated upon Novopharm's sales of the product through December 31, 1997 and a profit allocation factor which is significantly reduced after the exclusivity period. Under the terms of the agreement between Mylan and Genpharm, Mylan is entitled to share in the compensation received by Genpharm from Novopharm.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NINE MONTH PERIOD ENDED
                                DECEMBER 31, 1997

                                    Unaudited



C.    (con't)  During  the  quarter  ended   September  30,  1997,  the  Company
      recognized income of $26,822,000 related to the Genpharm Novopharm agreement. Such income was recorded under the caption "Other Revenue" and increased net earnings for the quarter ended September 30, 1997 by approximately $16,388,000 or $.13 per share. The Company collected the entire receivable recorded as of September 30, 1997 during the quarter ended December 31, 1997.

      As a result of a dispute between Genpharm and Novopharm relating to contract interpretation, the Company did not recognize any additional revenue during the quarter ended December 31, 1997. The amount of revenue to be recognized by the Company in the future will be determined by a final accounting of the net sales and expenses incurred by Novopharm during the contract period and resolution of the dispute between Genpharm and Novopharm.

D. For the quarter ended December 31, 1997, the Company adopted the provisions of Statement of Accounting Standards No. 128, "Earnings per Share." The diluted per-share computations for the three and nine months ended December 31, 1997 and 1996, include 1,287,000 and 885,000, and 909,000 and 1,030,000, of potential shares of common stock from the exercise of stock options, respectively.

E. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. ("Somerset"), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NINE MONTH PERIOD ENDED
                                DECEMBER 31, 1997

                                    Unaudited




E. (con't) Condensed unaudited financial information of Somerset for the three and nine month periods ended December 31, 1997 and 1996 are as follows: (in thousands):


                              Three Months Ended     Nine Months Ended
                                 December 31,           December 31,
                              1997         1996      1997          1996
                              ----         ----      ----          ----

        Net Sales            $12,301      $19,685   $44,684       $76,052
        Costs and Expenses   (6,865)      (7,378)  (20,119)      (35,406)
        Income Taxes         (1,910)      (3,904)   (8,550)      (14,048)
                            -------      -------   -------       -------
        Net Earnings         $ 3,526      $ 8,403   $16,015       $26,598
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

                         PART 1 - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Net earnings for the three months ended December 31, 1997 were $21,983,000 ($.18 per share)representing a 22% increase over the same quarter a year ago and for the nine months then ended were $68,971,000($.57 per share) representing a 40% increase over the same period a year ago. Net earnings for the nine month period ending December 31, 1997 includes approximately $.13 per share relating to revenue recognized by the Company as a result of the sale of generic ranitidine by an unrelated party during the period(see note C)and was reduced by approximately $.07 per share as a result of unusual promotional expense associated with the launch of new generic products by the Company, primarily the launch of generic ranitidine.

      In addition to the unusual items identified above, net earnings for both the three and nine month periods ended December 31, 1997 were favorably impacted by the addition of 14 products to the Company's generic product line since December 31, 1996 including 11 during the current fiscal year. The addition of the new generic products, continued volume increases throughout the generic product line and selective price increases have offset the price deterioration that exists in the generic industry. Generic volume of almost 2.0 billion tablets, capsules and patches for the quarter and 5.4 billion year to date, represents 15% growth over the same periods a year ago.

      As a result of the items identified in the previous paragraph, net sales for the three and nine month periods ended December 31, 1997 were a record high $129,517,000 and $365,838,000, respectively. This represents a 14% increase over the prior year comparable periods. Gross profit(net sales less cost of sales)as a percentage of net sales remained relatively unchanged from the prior year comparable periods.

      Due to the competitive nature of the generic pharmaceutical industry, the Company has long been subject to price deterioration particularly on new products. Historically the Company has offset price deterioration by increasing volume and introducing new generic products.

      Recently, branded pharmaceutical companies have significantly increased legal procedures aimed at delaying the introduction of generic versions of their compounds. While the vast majority of these legal challenges prove to be without merit they have caused the Company to incur additional research and development costs and significant legal costs. More importantly they have delayed the introduction of several products.

     As a direct result of the increased cost involved in bringing new products to market, the Company has selectively increased prices on certain of its generic products. Mylan had to choose between discontinuing some money-losing items or increasing prices. We have chosen to increase prices and continue providing low-cost, effective, quality generic alternatives.

      Research and development expenditures for the three and nine month periods ended December 31, 1997 were $7,891,000 and $31,707,000 compared to $10,775,000 and $31,561,000 for the three and nine month periods ended December 31, 1996. The decrease in the three months ended December 31, 1997 was primarily attributable to the Company's funding to VivoRx Inc. being substantially reduced due to various federal grants obtained by VivoRx Inc. relating to its diabetes research. The Company expects research and development expenses to return to levels experienced in prior quarters.

      Selling and administrative expenses were $21,239,000 and $72,460,000 for the three and nine month periods ended December 31, 1997 compared to $19,566,000 and $60,282,000 for the three and nine month periods ended December 31, 1996. Approximately 60% of the increase for the three month period and 86% of the increase for the nine month period relate to promotional expenses for customers associated with the launch of new generic products including ranitidine.

      Somerset's contribution to the Company's earnings per share was $.01 and $.06 for the three and nine month periods ended December 31, 1997 compared to $.03 and $.11 for the three and nine month periods ended December 31, 1996. Generic competition continues to adversely affect Somerset's contribution to the Company's net earnings per share.

      For the three month period ended December 31, 1997 the increase in the effective tax rate over the same period a year ago is primarily attributable to the increase in domestic earnings versus Puerto Rico earnings. In addition, the effective tax rate for the nine month period ended December 31, 1997 was further impacted by the Other Revenue recognized during the period which is subjected to the full Federal and State tax rates.

Liquidity, Capital Resources and Financial Condition

      Working capital increased from $300,274,000 at March 31, 1997 to $332,152,000 at December 31, 1997. The ratio of current assets to current liabilities improved from 4.8 to 1 at March 31, 1997 and 6.0 to 1 at December 31, 1997.

      Net cash provided from operating activities was $34,878,000 for the nine months ended December 31, 1997 compared to $46,096,000 for the same period last year. Significant changes in balance sheet accounts between March 31, 1997 and December 31, 1997 relate principally to the settlement of the Internal Revenue Service audit and increased inventory levels attributable to continued higher demand for the Company's products. These timing items, partially offset by the increase in earnings, are primarily responsible for the change in cash flows from operating activities between the current period and the same period a year ago.

      Additions to property, plant and equipment amounted to $19,703,000 for the nine months ended December 31, 1997. Capital expenditures are principally related to the completion of a new distribution facility in Greensboro, North Carolina and expansion of the manufacturing facility in Morgantown, West Virginia. The acquisition of Maxzide(R) in the prior period is primarily responsible for the decrease in cash used in investing activities.

PART II. OTHER INFORMATION


      Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27 required by Item 601(c) of Regulation S-X filed herewith.

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended December 31, 1997.











                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Mylan Laboratories Inc.
                                  (Registrant)



DATE  2/13/98                     /s/ Milan Puskar
    ------------------------    ---------------------------------
                                Milan Puskar
                                Chairman of the Board, Chief
                                Executive Officer and President



DATE  2/13/98                     /s/ Milan Puskar
    ------------------------    --------------------------
                                Donald C. Schilling
                                Vice President of Finance