Form 10-K
period 1998-03-31
MYLAN LABORATORIES INC
filed 1998-06-19
CIK 69499

SECURITIES AND EXCHANGE COMMISSION
                              Wasington, DC 20549
                                   FORM 10-K

                Annual Report pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 1998             Commission File No. 1-9114



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

Yes         X                                 No
         .......                                  .......

         Indicate by checkmark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]
         The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of May 29, 1998:
                                                                 $3,554,321,160
The number of shares of Common Stock of the  registrant  outstanding as of
        May 31, 1998:
                                                                    122,341,004

Documents incorporated by reference into this Report are:
  Annual Report to Shareholders for year ended
                                March 31, 1998...       Parts I and II,
                                                        Items 1, 5-8
  Proxy Statement for 1998 Annual Meeting of
                                Shareholders...         Partrt III, Items 10-13

     ITEM 1. Business

     Mylan Laboratories Inc., a Pennsylvania corporation incorporated in 1970, and its subsidiaries (herein referred to collectively as "the Company") are engaged in developing, licensing, manufacturing, marketing and distributing of generic and proprietary pharmaceutical and wound care products. References herein to fiscal 1998, 1997 and 1996 mean the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

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

     The Company manufactures oral dose products in Mylan Pharmaceuticals Inc.'s Morgantown, West Virginia facility or Mylan Inc.'s facilities in Caguas and Cidra, Puerto Rico. To facilitate timely delivery of products to customers in all fifty states the Company operates distribution centers in Greensboro, North Carolina and Reno, Nevada.

     Due to the non-exclusive nature of generic products, the generic industry is comprised of numerous competitors including manufacturers that market their products under their own names, distributors that market products manufactured by others and brand name companies, that market their products under both the brand name and as the generic substitute. This diversity provides significant price competition within the generic pharmaceutical industry which generally results in decreasing prices of generic products over time to those who supply such products to the retail market.

     The Company has entered into strategic alliances with several pharmaceutical companies. These alliances through distribution and licensing agreements provide the Company with additional products to further broaden the Company's product line. In addition, the Company has entered into product development and licensing agreements, whereby the Company has obtained, in exchange for funding of drug development activities, rights to manufacture and/or distribute additional pharmaceutical products.

     The Company entered into an alliance with VivoRx, Inc., a biotechnology company that is developing pancreatic islet cell implant technology for the management of diabetes. VivoRx has successfully implanted three patients with human islets in the United States and two patients with porcine (pancreas) islets in New Zealand. One patient in New Zealand was not taking immunosuppressant drugs and has not rejected the porcine islets implanted. Rejection of the implant is a major hurdle to overcome in all types of implant operations. In addition, VivoRx has amended its previously accepted Investigational New Drug Application ("IND") with the United States Food and Drug Administration

("FDA") for the use of porcine islets to permit the use of proliferated human islet cells. These proliferated human islets have already been implanted in one patient in the United States with the same progress profile as the original transplant patients. VivoRx expects to begin Phase I/II clinical trials by the end of this calendar year. The Company continues to examine other alliances as a way to grow and react in the rapidly changing health care arena.

     In  June  1989,   the   Company   acquired  a  50%   interest  in  Somerset
Pharmaceuticals, Inc. ("Somerset"). Pursuant to a license agreement with a Hungarian pharmaceutical company, Somerset had exclusive marketing rights to the product Eldepryl(R) in the United States and certain other countries.

     Somerset's marketing exclusivity under the Orphan Drug Act relating to the chemical compound Eldepryl(R) for use as a treatment for late stage Parkinson's disease expired on June 6, 1996. In May 1996, Somerset received FDA approval to market an easy to identify capsule which was launched immediately by Somerset. In August 1996, the FDA granted approval to several companies to market a generic tablet form of Eldepryl(R). Following this action, Somerset filed suit against the FDA seeking injunctive and declaratory relief relating to these approvals. On June 18, 1997, the Court dismissed Somerset's suit.

     Somerset is actively involved in research projects regarding additional uses of this and other chemical compounds. The impact of generic competition and research and development expenditures by Somerset relating to these research projects will continue to adversely affect Somerset's contribution to the Company's net earnings.

     In October 1991, a wholly-owned subsidiary of the Company merged with Dow Hickam Pharmaceuticals, Inc. ("Hickam"), an established branded pharmaceutical company located in Sugar Land, Texas. Through an internal restructuring Hickam, which is dedicated to manufacturing and marketing specialty pharmaceutical products and devices used principally as wound care treatments, now operates as a division of Bertek Pharmaceuticals Inc. Bertek Pharmaceuticals Inc. operates as the branded pharmaceutical division of the Company with its foundation built on selling the antihypertensive drug Maxzide(R) and Maxzide(R)-25MG ("Maxzide(R)") and the nitroglycerin transdermal patch Nitrek(TM). Maxzide(R) is manufactured by Mylan Inc. while Nitrek(TM) is manufactured by Bertek, Inc.

     On February 25, 1993, the Company acquired substantially all of the net assets of Bertek, Inc. ("Bertek"). Bertek, headquartered in St. Albans, Vermont, is principally a manufacturer of transdermal drug delivery systems. In August 1996, Bertek received its first Abbreviated New Drug Application ("ANDA") approval to market a nitroglycerin transdermal patch. Bertek is actively involved in other development projects to provide new transdermal products. In addition, Bertek provides components using internally developed technology for transdermal patches marketed by other companies. In February 1997, Bertek sold certain assets related to its custom label and printing operations which were unrelated to the Company's core pharmaceutical business.

     On February 28, 1996, a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of UDL Laboratories, Inc. ("UDL"). UDL is the premier supplier of unit dose generic pharmaceuticals to the institutional and long-term care markets. UDL maintains manufacturing and research and development facilities in Rockford, Illinois as well as Largo, Florida.

     On June 14, 1996, the Company executed a series of agreements with American Home Products Corporation ("AHP") relating to the Maxzide(R) products. Since 1984 these products, which were developed and manufactured by the Company, were marketed by AHP's Lederle Laboratories Division under a worldwide license arrangement.

     As a result of the AHP agreements, Bertek Pharmaceuticals Inc. is marketing the products in the United States. AHP retained ownership of certain trademarks and tradedress which have been licensed to the Company for a period of five years. At the end of the five year period ownership of these intangibles will be transferred to the Company.


     Products The information on the Company's product line set forth on pages 48-55 of the accompanying Annual Report to Shareholders for the year ended March 31, 1998 is incorporated herein by reference. All pharmaceutical products presently manufactured by the Company have been previously developed and marketed by other firms with the exception of the Maxzide(R) products and Cystagon(TM).

     The Company is required to secure and maintain approval from the FDA for the products and dosage forms which it manufactures. The number of products and dosage forms for which the Company is an approved manufacturer has expanded in recent years. See "New Product Approvals".

     During fiscal 1998, 1997 and 1996, approximately  $46,278,000,  $42,633,000 and $38,913,000 were expensed by the Company for the development of formulations and procedures for products which it desires to produce, use or sell. The Company's research and development efforts are conducted primarily to qualify the Company to manufacture ethical pharmaceuticals under FDA standards and approval. Recently this has included increased spending for transdermal delivery system technology and innovator compounds including pancreatic islet cell implant technology. As these products continue to move through the development process, expenses related to their development will continue to increase.

New Product Approvals

     During fiscal 1998, 13 approvals were received from the FDA. The Company presently has requests for approval pending before the FDA representing 28 products of varying strengths. Subsequent to March 31, 1998, the Company received two additional ANDA approvals and a New Drug Application approval for its wound care product, Sulfamylon(R). In addition the Company has five IND applications filed with the FDA for new innovator compounds.

Customers and Markets

     The Company sells its products to proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers and public and governmental agencies. In fiscal 1998, three customers accounted for approximately 13%, 12%, and 11% of net sales, respectively. Although no single customer represented more than 10% of net sales in fiscal 1997 or 1996, four customers in 1997 represented 36% of net sales.

     A majority of the Company's products are marketed to food and drug store chains and to pharmaceutical distributors and wholesalers, that in turn market to retailers, managed care entities, hospitals and government agencies. Certain other products are marketed to institutional accounts that in turn obtain the products from pharmaceutical distributors and wholesalers. The Company's sales activities involve limited public promotion of its products. Approximately 205 employees of the Company are engaged full-time in selling products and servicing customers.

Competition

     The Company sells to various markets and classes of customers. With respect to each of the products it sells, the Company believes it is subject to active competition from numerous firms. The four primary means of competition are service, product quality, FDA approval and price. The competition experienced by the Company varies among the markets and classes of customers. The Company has experienced additional competition from brand-name competitors that have entered the generic pharmaceutical industry by creating generic subsidiaries, purchasing generic companies or licensing their products prior to or as their patents expire.

     In addition to the increase in the number of competitors, the consolidation of the Company's customers through mergers and acquisitions along with the emergence of large buying groups representing independent pharmacies and health maintenance organizations has also contributed to the severe price deterioration for the Company's generic products. While the Company has increased unit volume of its generic products through specialized marketing programs, this has not fully offset the price declines the Company has experienced.

     The severe price declines the Company has experienced over the last several years, along with the increased costs in bringing new products to market, has led to an extensive evaluation of its operation. This ongoing evaluation includes assessing the Company's relationship with key customers and suppliers, production capacity and product level contributions. One of the key conclusions of this evaluation has been the determination that changes in the Company's generic pricing practices were needed.

     In November 1997, the Company raised prices on three generic products and in January 1998 announced that it was raising prices in the fourth quarter of fiscal 1998 on four additional products out of its nearly 100 generic products. While the price increases initiated in the second half of fiscal 1998 had a favorable impact on net earnings, such impact, if any in the future, will be affected by many factors including customer acceptance, and the response by competitors and suppliers. The Company intends to continue to work closely with its customers and suppliers to ensure that its full line of generic products continues to be available as a cost effective alternative to the innovator products.

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

Raw Materials

     The chemical ingredients and other materials and supplies used in the Company's pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, in many cases, the raw materials needed by the Company to manufacture pharmaceutical products are available from a single FDA-approved supplier. Even where more than one supplier exists, a single supplier may be listed in the Company's ANDA's. New suppliers of the active ingredients in drugs must be approved by the FDA. Accordingly, any change in a supplier requires FDA approval, which may take several months. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture a product or obtain FDA approval of a new product, or could result in the Company being required to pay higher prices to a supplier. Conversely, in instances where limitations on raw materials supply lessen competition in specified drugs and permit higher pricing levels, the availability of new sources of supply will likely increase competition and result in lower pricing.

     In addition, recent and pending regulatory actions may make it more difficult for the Company and other generic pharmaceutical manufacturers to obtain from foreign suppliers commitments for raw materials prior to the expiration of patents on branded products. The unavailability of such raw materials could also impede the Company in its efforts to develop, manufacture and obtain FDA approval to market new generic pharmaceutical products.

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

     In addition to the extensive regulation the Company faces under the Federal Food, Drug and Cosmetic Act other regulations have also affected the generic approval process. In June 1995, the Uruguay Round Agreements Act ("URAA") took effect which extended patent terms pursuant to the General Agreements on Tariffs and Trade. The extension of patent terms has delayed and is expected in the future to continue to delay the introduction of products by the Company.

     While URAA has already extended patent terms, the brand companies have further delayed the approval of new generic products by filing patent infringement suits under the Hatch-Waxman Act. The Company upon filing an ANDA application with the FDA must make one of five certifications with respect to patents. If the company certifies that its product is not infringing or that a patent is invalid, the patentee can file suit. Brand companies now use this certification process to prevent generic companies from introducing competing generic products by bringing suit for alleged patent infringement. Once a suit is filed, no matter how frivolous, the FDA is prohibited from approving the ANDA for thirty months or until the suit is litigated. Along with delaying the approval, the cost of bringing a new product to market has risen substantially as the number of these suits and the cost of defending them continues to increase. All such suits settled to date have been on terms favorable to the Company. However, until the laws are changed, the Company expects this type of suit will continue since it has proven a very effective way for brand companies to delay generic competition.

     The Company is subject to inspection and regulation under other federal and state legislation relating to drugs, narcotics and alcohol. Many of its suppliers and customers, as well as the drug industry in general, are subject to the same or similar governmental regulations. The Company also is subject to various federal, state, and local environmental protection laws and regulations. Compliance with current environmental protection laws and regulations has not had a material effect on the earnings, cash flow or competitive position of the Company.

     It is impossible for the Company to predict the extent to which its operations will be affected under the regulations discussed above or any new regulations which may be adopted by regulatory agencies.

Employees

     The Company employs approximately 1,946 persons, approximately 959 of whom serve in clerical, sales and management capacities. The remainder are engaged in production and maintenance activities.

     The production and maintenance employees at the Company's manufacturing facilities in Morgantown, West Virginia, are represented by the Oil, Chemical and Atomic Workers International Union (AFL-CIO) and its Local Union 8-957 under a contract which expires April 5, 2002.

Backlog

     At March 31, 1998, the uncompleted portions of the Company's backlog of orders was approximately $19,899,000 as compared to approximately $10,410,000 at March 31, 1997 and $9,747,000 at March 31, 1996. Because of the relatively short lead time required in filling orders for its products, the Company does not believe these interim backlog amounts bear a significant relationship to sales or income for any full twelve-month period.

     ITEM 2. Properties

     The Company operates from various facilities in the United States and Puerto Rico having an aggregate of approximately 1,200,000 square feet.

     Mylan Pharmaceuticals owns production, warehouse, laboratory and office facilities in three buildings in Morgantown, West Virginia containing 432,000 square feet. Mylan Pharmaceuticals operates two distribution centers: a new center in Greensboro, North Carolina containing 166,000 square feet which it owns and a 38,000 square foot center in Reno, Nevada which it operates under a lease expiring in 2002. Additional production area of approximately 44,000 square feet is currently under construction in Morgantown, West Virginia.

     Mylan Inc. owns a production and office facility in Caguas, Puerto Rico containing 115,000 square feet and a production facility in Cidra, Puerto Rico containing 32,000 square feet.

     Bertek  Pharmaceuticals,   Inc.  owns  production,   warehouse  and  office
facilities in two buildings in Sugar Land, Texas containing 70,000 square feet.

     Bertek, Inc. owns production, warehouse, laboratory and office facilities in three buildings in Swanton and St. Albans, Vermont containing 118,000 square feet. Bertek, Inc. also operates a coating and extrusion facility in St. Albans containing 71,000 square feet under a lease expiring in 2015.

     UDL owns production, laboratory, warehouse and office facilities in three buildings in Rockford, Illinois and Largo, Florida containing 123,000 square feet. UDL also leases a warehouse facility in Rockford containing 30,000 square feet under a lease expiring in 1999.

     The Company's production equipment includes that equipment necessary to produce and package tablet, capsule, aerosol, liquid, transdermal and powder dosage forms. The Company maintains six analytical testing laboratories for quality control.

     The Company's production facilities are operated primarily on a two shift basis. Properties and equipment are well maintained and adequate for present operations.

     The Company's corporate offices, approximately 7,000 square feet, are located at 130 Seventh Street, 1030 Century Building, Pittsburgh, Pennsylvania, and are occupied under a lease expiring in 2000.

     ITEM 3. Legal Proceedings

     In August 1997, Key Pharmaceuticals filed suit in the United States District Court for the Western District of Pennsylvania against the Company and certain subsidiaries alleging patent infringement relating to the marketing of its nitroglycerin transdermal system. The Company received FDA approval for its nitroglycerin transdermal system in September 1996 and immediately began marketing the product. The relief sought includes a preliminary and permanent injunction, treble damages along with interest and attorney's fees and expenses. The Company believes the suit is without merit and intends to vigorously defend its position.

     In November 1996, Synthecon Inc. filed suit in the Harris County Circuit Court, Harris County, Texas against the Company, VivoRx Inc., et al., alleging the Company had conspired with VivoRx Inc. to deprive Synthecon of its rights to a product under a license agreement acquired from the National Aeronautics and Space Administration. The suit seeks unspecified damages. The Company believes the suit is without merit and intends to vigorously defend its position.

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

     ITEM 4. Submission of Matters to a Vote of Security Holders

               Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are as follows:

    Milan Puskar                  63      Chairman, Chief Executive Officer and
                                              President
    Dana G. Barnett               57      Executive Vice President
    Louis J. DeBone               52      Vice President-Operations
    Roger L. Foster               51      Vice President and General Counsel
    Roderick P. Jackson           58      Senior Vice President
    Dr. John P. O'Donnell         52      Vice President-Research and
                                              Quality Control
    Donald C. Schilling           48      Vice President-Finance
    Patricia Sunseri              58      Vice President-Investor and
                                              Public Relations
    C.B. Todd                     64      Senior Vice President
    Robert W. Smiley              76      Secretary

     Mr. Puskar was employed by the Company from 1961 to 1972 and served in various positions, including Secretary-Treasurer, Executive Vice President and a member of the Board of Directors. From 1972 to 1975, Mr. Puskar served as Vice President and General Manager of the Cincinnati division of ICN Pharmaceuticals Inc. In addition, he has served as a partner in several pharmaceutical firms in foreign countries and is currently a director of VivoRx, Inc., Santa Monica, California and Duquesne University, Pittsburgh, Pennsylvania. Mr. Puskar has served as President of the Company since 1976 and as Vice Chairman of the Board from 1980 to 1993. He was elected Chairman of the Board and Chief Executive Officer on November 9, 1993.

     Mr. Barnett was employed by the Company in 1966. His responsibilities have covered production, quality control and product development. Mr. Barnett became Vice President in 1974, Senior Vice President in 1978 and Executive Vice President in 1987. He was elected President and Chief Executive Officer of Somerset in June 1991, and in August 1995, he was elevated to Chairman and Chief Executive Officer.

     Mr. DeBone has been employed by the Company since September 1987. Prior to assuming his present position in November 1991 as Vice President-Operations, he served as Vice President-Quality Control. Since February 1997, he also serves as President of Bertek Inc. He was previously employed with the Company from March 1976 until June 1986 and served as Director of Manufacturing.

     Mr. Foster has been employed by the Company since May 1984. Prior to assuming his present position in June 1995 as Vice President and General Counsel he served as Director of Legal Services and as Director of Governmental Affairs.

     Mr. Jackson has been employed by the Company since March 1986. Prior to assuming his present position in October 1992 as Senior Vice President, he served as Vice President- Marketing and Sales.

     Dr. John O'Donnell has been employed by the Company since 1983. Prior to assuming his present position in November 1991 as Vice President-Research and Quality Control, he served as Vice President-Research and Product Development and as Director of Chemistry and Product Development.

     Mr. Donald C. Schilling has been employed by the Company since October 1997. Prior to assuming his present position as Vice President-Finance, he was Vice President of Finance & Administration for Plastics Manufacturing Inc. in Harrisburg, NC from 1991 to 1997.

     Mrs. Sunseri has served as a Director of the Company since April 1997, as Vice President-Investor and Public Relations of the Company since 1989 and as Director of Investor Relations of the Company from 1984 to 1989.

     Mr. Todd has been employed by the Company since 1970. Prior to assuming his present position in October 1987 as Senior Vice President, Mr. Todd served as Vice President-Quality Control. He also serves as President of Mylan Pharmaceuticals Inc.

     Mr. Smiley has been the Secretary and a member of the Board of Directors of the Company for over 22 years. He joined the law firm of Doepken Keevican & Weiss Professional Corporation in October, 1992, which law firm provided legal services to the Company in fiscal 1998. Previously, he was a partner of Smiley, McGinty & Steger for more than five years

     There is no family relationship between any of the above executive officers. Officers of the Company serve at the pleasure of the Board of Directors.



     ITEM 5. Market for Registrant's Common Equity and

Related Stockholder Matters

     The information required by item 5 is hereby incorporated by reference to pp. 21 and 47 of the accompanying Annual Report to Shareholders for the year ended March 31, 1998.


     ITEM 6. Selected Financial Data

               The information required by item 6 is hereby incorporated by reference to p. 21 of the accompanying Annual Report to Shareholders for the year ended March 31, 1998.

     ITEM 7.  Management's  Discussion  and Analysis
              of Financial  Condition and Results of Operations

     The information required by item 7 is hereby incorporated by reference to pp. 22-27 of the accompanying Annual Report to Shareholders for the year ended March 31, 1998.

     ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

               Not applicable.

     ITEM 8. Financial Statements and Supplementary Data

     The information required by item 8 is hereby incorporated by reference to pp. 28-47 of the accompanying Annual Report to Shareholders for the year ended March 31, 1998.

     ITEM 9. Changes in and  Disagreements  with
             Accountants  on Accounting and Financial Disclosure

               Not applicable.




     ITEM 10. Directors and Executive Officers of the Registrant

               The information as to directors required by item 10 is hereby incorporated by reference to pp. 2 and 3 of the Company's 1998 Proxy Statement. Information concerning executive officers is provided in Part I of this report under the caption "Executive Officers of the Registrant".


     ITEM 11. Executive Compensation

     The information required by item 11 is hereby incorporated by reference to pp. 6,8,9 and 10 of the Company's 1998 Proxy Statement.


     ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by item 12 is hereby incorporated by reference to pp. 10 and 11 of the Company's 1998 Proxy Statement.

     ITEM 13. Certain Relationships and Related Transactions

     The information  required by item 13 is hereby incorporated by reference to
p. 2 of the Company's 1998 Proxy Statement.




     ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

          (a)  1. List of Financial Statements

                                                                 Annual Report
                                                                     Page
                                                                    Number
       INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS:
        Consolidated Balance Sheets................................  28-29
        Consolidated Statements of Earnings........................   30
        Consolidated Statements of Shareholders' Equity............   31
        Consolidated Statements of Cash Flows......................  32-33
        Notes to Consolidated Financial Statements.................  34-45
        Independent Auditors' Report...............................   46

     2.   Financial Statement Schedules

     The information required by this item is incorporated herein by reference to Exhibit 99. All other schedules have been omitted because they are not required.

     3.   Exhibits

          (3)(a) Amended and Restated Articles of Incorporation of the registrant, filed by the Company as Exhibit 4.2 to the Form S-8 on December 23, 1997 (registration number 333-43081) and incorporated herein by reference.

          (b) By-laws of the registrant, as amended to date, filed by the Company as Exhibit 4.3 to the Form S-8 on December 23, 1997 (registration number 333-43081) and incorporated herein by reference.

          (4)(a) Rights Agreement dated as of August 22, 1996, between the Company and American Stock Transfer & Trust Co., filed as Exhibit
               4.1 to Form 8-K dated August 30, 1996 and incorporated herein by reference.

          (10)(a) Mylan Laboratories Inc. 1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for fiscal year ended March 31, 1993 and incorporated herein by reference.

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

          (f) "Service Benefit Agreement" with Laurence S. DeLynn, John C. Gaisford, M.D., and Robert W. Smiley, Esq. each dated January 27, 1995 and filed as Exhibit 10(g) to Form 10-K for fiscal year ended March 31, 1995 and incorporated herein by reference.

          (g) Split Dollar Life Insurance Arrangement with Milan Puskar Irrevocable Trust filed as Exhibit 10(h) to Form 10-K for the fiscal year ended March 31, 1996 and incorporated herein by reference.

          (h) Split Dollar Life Insurance Arrangement with the Todd Family Irrevocable Trust filed as Exhibit 10(i) to Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.

          (i) Split Dollar Life Insurance Arrangement with the Dana G. Barnett Irrevocable Family Trust filed as Exhibit 10(j) to Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.

          (j) "Salary Continuation Plan" with Patricia Sunseri dated March 14, 1995 filed as Exhibit 10(k) to Form 10-K for the fiscal year ended March 31, 1997 and incorporated herein by reference.

          (k) Mylan Laboratories Inc. 1997 Incentive Stock Option Plan filed as annex A to the 1998 Proxy Statement and incorporated herein by reference.

          (l) Mylan Laboratories Inc. 1992 Nonemployee Director Stock Option Plan, as amended to date, filed herewith.



                             MYLAN LABORATORIES INC.
                   1992 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN


1.  PURPOSE

     The purpose of this Plan is to provide a means whereby MYLAN LABORATORIES INC. ("Corporation") may, through the grant of options to purchase Class A Common Stock, par value $.50 per share ("Common Stock") of the Corporation ("Options") to nonemployee directors of the Corporation and its subsidiaries, attract and retain persons of ability as directors (including directors who are also officers, but excluding directors who are also employees) and motivate those directors to exert their best efforts on behalf of the Corporation and its subsidiaries. Prior to this Plan's amendment on July 25, 1997 ("Amendment Date") the Plan was solely a formula plan for purposes of Rule 16b-3 (defined below); however, as amended, the Plan now permits the Board of Directors, acting as a committee of the whole, to make discretionary grants of Options to nonemployee directors from time to time.

2.  NUMBER OF SHARES AVAILABLE UNDER PLAN

     Options may be granted by the Corporation from time to time to nonemployee directors of the Corporation and its subsidiaries to purchase an aggregate of 200,000 shares of Common Stock of the Corporation and 200,000 shares of Common Stock shall be reserved for Options granted under the Plan (subject to adjustment as provided in paragraph 4(i)). Shares issued upon exercise of Options granted under the Plan may be authorized and unissued shares or shares held by the Corporation in its treasury. If any Option granted under the Plan shall terminate, expire or be canceled as to any shares, new Options may thereafter be granted covering those shares. After giving effect to stock splits which occurred on August 1, 1992 and August 15, 1995, and after considering the grants of options that have occurred, the aggregate number of shares of Common Stock available under this Plan as of the Amendment Date is 300,000 shares.

3.  ADMINISTRATION

     (a) STOCK OPTION COMMITTEE. The Plan shall be administered by a Stock Option Committee ("Committee") consisting of at least two members of the Board of Directors of the Corporation who shall be appointed by, and serve at the pleasure of, the Board of Directors. Each member of the Committee must be a "nonemployee director" within the meaning of Rule 16b-3, as that Rule may be amended from time to time ("Rule 16b-3"), under the Securities Exchange Act of 1934, as amended.

     (b) COMMITTEE ACTION. A majority of the members of the Committee shall constitute a quorum, and the action (1) of a majority of the members present at a meeting at which a quorum is present or (2) authorized in writing by all members, shall be the action of the Committee. A member participating in a meeting by telephone or similar communications equipment shall be deemed present for this purpose if the member or members who are present in person can hear him and he can hear them.

     (c) AUTHORITY OF THE COMMITTEE. Prior to the Amendment Date, this Plan constituted a formula plan for purposes of Rule 16b-3, thus the Committee's authority was restricted as required to maintain that classification. Upon and after the Amendment Date, to the extent necessary to apply the provisions of subparagraph (a)(II) of Section 4, this Plan is deemed not to be a formula plan.

     Because only nonemployee directors are eligible to receive a grant of an Option under this Plan, all Options granted under this Plan shall constitute options which are not incentive stock options as defined under Section 422(b) of the Internal Revenue Code of 1986, as amended. (Options which shall be granted hereunder are hereinafter referred to as "Nonqualified Stock Options".)

     The Committee may interpret the Plan, prescribe, amend and rescind any rules and regulations necessary or appropriate for the administration of the Plan and make other determinations and take other action as it deems necessary or advisable. Without limiting the generality of the foregoing sentence the Committee may, in its discretion, treat all or any portion of any period during which an Optionee is on military or an approved leave of absence from the Corporation as a period of employment of the Optionee by the Corporation, as the case may be, for purpose of accrual of his rights under his Option. An interpretation, determination or other action made or taken by the Committee shall be final, binding and conclusive.

     (d) INDEMNIFICATION OF COMMITTEE. In addition to other rights that they may have as Directors or as members of the Committee, the members of the Committee shall be indemnified by the Corporation against the reasonable expenses, including attorney's fees actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Option granted thereunder, and against all amounts paid by them in settlement thereof or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in the action, suit or proceeding that the Committee member's action or failure to act constituted self-dealing, willful misconduct or recklessness; provided that within sixty (60) days after institution of any action, suit or proceeding a Committee member shall in writing offer the Corporation the opportunity, at its own expense, to handle and defend same.

4.  TERMS AND CONDITIONS

     Each Option granted under the Plan shall be evidenced by an agreement, in form approved by the Committee, which shall be subject to the following expressed terms and conditions and to other terms and conditions as the Committee may deem appropriate, including those imposed by Section 6 following amendment of the Plan requiring shareholder approval.

     (a) GRANT OF OPTION.

          (I) FORMULA OPTIONS. Subject to the limitations provided under this subparagraph (a)(I) of this Section 4, Options shall be granted to each nonemployee director as follows: (i) an Option for 1,000 shares of Common Stock upon the initial election of the nonemployee to the Board of Directors of the Corporation and (ii) an Option for 2,000 shares of Common Stock upon each annual re-election of the nonemployee to the Board of Directors of the Corporation. On the date this Plan is adopted, subject to restrictions provided at Section 6, each current nonemployee director shall be granted an Option for shares of Common Stock in an amount to be determined using the same formula as is provided for under the preceding sentence but based upon all election and re-elections of that nonemployee to the Board of Directors of the Corporation which occurred prior to the adoption of this Plan. Future grants shall be made annually on the same date as the annual meeting of the shareholders of the Corporation. The maximum aggregate number of shares of Common Stock which shall be granted under all Options granted under this subparagraph (a)(I) of this Section 4 to any individual nonemployee director is 20,000. Further, no Option shall be granted after June 22, 2002, the tenth (10th) anniversary of the effective date of this Plan.

          (II)  DISCRETIONARY  OPTIONS.  In  addition  to the  grants of options provided for in subparagraph (a)(I) of this Section 4, the Board of Directors, acting as a committee of the whole, may from time to time act to grant options to nonemployee directors upon the terms and conditions of this Plan. Subject to the total number of shares available under the Plan pursuant to Section 2, the maximum number of options that can be granted to any nonemployee director in any single grant shall not exceed 20,000 shares. Further, no Option shall be granted after June 22, 2002, the tenth
     (10th) anniversary of the effective date of this Plan.

     (b) OPTION PERIOD. Each Option agreement shall specify that the period for which the Option is granted is Ten (10) years from the date of grant and shall provide that the Option shall expire at the end of that period.

     (c) OPTION PRICE. The Option price per share of Common Stock shall be the fair market value of that stock on the date the Option is granted (but in no event less than the par value if any). For purposes of this paragraph 4(c), fair market value shall be the closing price per share of Common Stock (as listed on the New York Stock Exchange) on the date that an Option is granted.

     (d) EXERCISE OF OPTION. Subject in each case to the provisions of paragraphs (b), (c), (e) and (f) of this Section 4, an Option may be exercised at any time, or from time to time (50 share increments) throughout the Option period applicable to the Option.

     (e) PAYMENT OF PURCHASE PRICE UPON EXERCISE. The purchase price of the Common Stock as to which an Option shall be exercised shall be paid to the Corporation in cash or in stock of the Corporation at the time of exercise.

     (f) EXERCISE IN THE EVENT OF DEATH OR TERMINATION OF EMPLOYMENT. (1) If any Optionee shall die (i) while a nonemployee director of the Corporation or its subsidiaries (ii) within three (3) months of ceasing to be a member of the Board of Directors of the Corporation or its subsidiaries other than for cause, or
(iii) within three (3) months after his resignation or removal as a nonemployee director of the Corporation or its subsidiaries because he is permanently and totally disabled (within the meaning of Section 22(e)(3) of the Internal Revenue Code of 1986, as amended) ("Permanent Disability"), his Option may be exercised by the person or persons to whom the Optionee's rights under the Option pass by will or applicable law or if no person has that right, by his executors or administrators, at any time, or from time to time (50 share increments), within one (1) year of the date of his death if (f)(1)(i) of this Section 4 is applicable and within one (1) year of the date of his resignation or removal if
(f)(1)(ii) or (iii) of this Section 4 is applicable, but in no event later than the expiration date specified in paragraph (b) of this Section 4. (2) If an Optionee (i) resigns or is removed by the Corporation or its subsidiaries because of his Permanent Disability, or (ii) resigns because of retirement (the Optionee would be eligible for retirement under any federal tax qualified employee pension benefit plan of the Corporation or one of its subsidiaries if the Optionee were deemed to be an employee and a participant under the pension plan), he may exercise his Option at any time, or from time to time (50 share increments), within one (1) year of the date of his resignation or removal, but in no event later than the expiration date specified in paragraph (b) of this
Section  4. (3)  Except  as  provided  by (1) and (2) of this  paragraph  (f) of
Section 4, if an Optionee voluntarily resigns without cause or is involuntary removed without cause, he may exercise his Option at any time, or from time to time (50 share increments), within three (3) months of the date of his resignation or removal, but in no event later than the expiration date specified in paragraph (b) of this Section 4. (4) If an Optionee voluntarily resigns for cause or is involuntary removed for cause, his Option shall terminate immediately.

     (g) NONTRANSFERABILITY. No Option granted under the Plan shall be transferable other than by will or by the laws of descent and distribution. During the lifetime of the Optionee, an Option shall be exercisable only by him, his guardian or legal representative.

     (h) INVESTMENT REPRESENTATION. Each Option agreement shall provide that upon demand by the Committee, the Optionee (or any person acting under paragraph 4(f)) shall deliver to the Committee at the time of any exercise of an Option a written representation that the shares to be acquired upon the exercise are to be acquired for investment and not for resale or with a view to the distribution thereof. Upon demand, delivery of the representation prior to the delivery of any shares to be issued upon exercise of an Option and prior to the expiration of the Option period shall be a condition precedent to the right of the Optionee or other person to purchase any shares.

     (i) ADJUSTMENTS. In the event of any change in the Common Stock of the Corporation by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, split-up, combination, or exchange of shares, or rights offering to purchase Common Stock at a price substantially below fair market value, or any similar change affecting the Common Stock, the number and kind of shares which thereafter may be optioned and sold under the Plan and the number and kind of shares subject to option in outstanding Option agreements and the purchase price per share thereof shall be appropriately adjusted consistent with the change in a manner as the Committee may deem equitable to prevent substantial dilution or enlargement of the rights granted to, or available for, participants in the Plan.

     (j) NO RIGHTS AS SHAREHOLDERS. No Optionee shall have any rights as a shareholder with respect to any shares subject to his Option prior to the date of issuance to him of a certificate or certificates for the shares.

     (k) NO ADDITIONAL RIGHTS. The Plan and any Option granted under the Plan shall not confer upon any Optionee any right with respect to continued membership on the Board of Directors of the Corporation or any subsidiary of the Corporation, nor any other position with the Corporation or its subsidiaries.

5.  COMPLIANCE WITH OTHER LAWS AND REGULATIONS

     The Plan, the grant and exercise of Options thereunder, and the obligation of the Corporation to sell and deliver shares under Options, shall be subject to all applicable Federal and state laws, rules and regulations and to required approvals of any government or regulatory agency. The Corporation shall not be required to issue or deliver any certificates for shares of Common Stock prior to the completion of any registration or qualification of the shares under any Federal or state law, or any ruling or regulation of any government body which the Corporation shall, in its sole discretion, determine to be necessary or advisable.

6.  ADOPTION, AMENDMENT AND DISCONTINUANCE

     Subject to the limitations provided in this Section 6 of the Plan, the Board of Directors of the Corporation may from time to time amend, suspend or discontinue the Plan. Subject to the provisions of paragraph 4(i) or the approval of the Corporation's shareholders no action of the Board of Directors of the Corporation or of the Committee may (a) materially increase the number of shares reserved for Options pursuant to Section 2, (b) permit the granting of any Option at an Option price less than that determined in accordance with paragraph 4(c), (c) permit the granting of Options which expire beyond the period provided for in paragraph 4(b), (d) materially increase the benefits accruing to participants in the Plan, (e) materially modify the requirements for eligibility for participation in the Plan, or (f) otherwise cause Rule 16b-3 to become inapplicable. Without the written consent of an Optionee, no amendment or suspension of the Plan shall diminish or impair any Option previously granted to him under the Plan. Notwithstanding any other provision of the Plan, every Option (and the rights in every share issued upon an exercise of the Option) granted after the initial adoption of this Plan or following any amendment of this Plan which requires the approval of the Corporation's shareholders, shall be conditional and contingent upon the approval of the Corporation's shareholders. Further, those Options (and shares issued under those options) shall not be subject to sale or transfer unless and until shareholder approval is obtained. The Committee shall implement procedures for compliance with these restrictions when applicable.

7.  EFFECTIVE DATE

     The effective date of the Plan shall be June 23, 1992. The effective date of the amendment to the Plan is July 25, 1997.

8.  NAME

     The Plan shall be known as the "MYLAN LABORATORIES INC. 1992 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN."



                                       6.


     (13) Fiscal 1998 Annual Report to the Shareholders (only those portions which are incorporated in this Report by reference are being filed herewith).


Selected Financial Data MYLAN LABORATORIES INC.

Year ended March 31                     1998       1997       1996       1995       1994        1993      1992       1991
--------------------------            -------     ------     ------     ------      -----      ------     -----      -----

Total revenues ....................   $555,423   $440,192   $392,860   $396,120    $251,773   $211,964   $131,936   $104,524

Net earnings ......................   $100,777   $ 63,127   $102,325   $120,869    $ 73,067   $ 70,621   $ 40,114   $ 32,952

Earnings per common share-basic ...   $    .83   $   .52    $    .86   $   1.02    $    .62   $    .61   $    .35   $    .29
Earnings per common share-diluted .   $    .82   $   .51    $    .85   $   1.01    $    .61   $    .60   $    .35   $    .29

Shares used in computation-basic ..    122,094    121,926    119,530    118,963     118,423    115,651    114,726    114,552
Shares used in computation-diluted     123,043    122,727    120,706    119,912     119,502    116,986    115,927    115,332

At year end
Working capital ...................   $358,752   $300,274   $330,733   $275,032    $191,647   $154,000   $102,105   $ 81,571

Total assets ......................   $847,753   $777,580   $692,009   $546,201    $403,325   $351,105   $226,720   $186,955

Long-term obligations .............   $ 26,218   $ 32,593   $ 18,002   $  7,122    $  4,609   $  5,125   $  3,600   $  3,398

Shareholders' equity ..............   $744,465   $659,740   $616,441   $482,728    $379,969   $295,972   $203,452   $167,531

Book value per share-diluted ......   $   6.05   $   5.38   $   5.11   $   4.03    $   3.18   $  2.53    $   1.76   $   1.45
-------------------------------------------------------------------------------------------------------------------------------
Numbers in thousands except per share amounts.

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

        Management's Discussion and Analysis of Operations and Financial
                        Position MYLAN LABORATORIES INC.

Overview

     Mylan Laboratories Inc. ("the Company" or "Mylan") recorded net earnings of $100.8 million for the year ended March 31, 1998 compared to $63.1 million in fiscal 1997 and $102.3 million in fiscal 1996. The results for the current year reflect the Company's leadership roll in the generic pharmaceutical industry and its ability to act proactively in the face of ongoing challenges in the marketplace.

     Historically, earnings from new product approvals and expansion of market share more than offset the loss in net earnings resulting from price deterioration in the generic market. Beginning in fiscal 1996 however, an increasingly difficult regulatory environment was compounded by a new wave of patent litigation by branded pharmaceutical companies under the Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act"). These two factors significantly increased the cost of bringing new products to market and have in many cases diminished the eventual commercial success of new products by delaying their introduction.

     In addition to the uncertainty of new product approvals, price deterioration during fiscal 1996 and 1997 was more severe than at any other time in the Company's history. The Company estimates that price deterioration in the generic industry reduced net earnings by approximately $55 million in fiscal 1996 and $75 million in fiscal 1997.

     Against this backdrop, the Company was optimistic entering fiscal 1998 due to its strong history and extensive list of products pending approval at the FDA, but cautious because of obvious uncertainties of the marketplace.

     The frustration caused by regulatory and legal issues surrounding generics can best be illustrated by ranitidine, the most promising new generic product for fiscal 1998. Ranitidine is the generic version of ZantacRegistration Mark, an anti-ulcer medication developed by Glaxo Wellcome Inc. ("Glaxo") with annual sales in excess of one billion dollars. Initially the product had a patent expiration date of December 5, 1995.

     In 1995, an Act of Congress extended the patent protection for this product until July 25, 1997.

     The Company received a tentative approval for its generic version of ZantacRegistration Mark in January of 1997. Glaxo brought suit against Mylan alleging that the product infringed a process patent, and accordingly the FDA was prevented from approving Mylan's product until the suit was settled or until May of 1999.

     In June of 1997 Mylan entered into a distribution arrangement with Genpharm Inc., ("Genpharm"), whereby the Company would distribute Genpharm's generic ranitidine in the United States. The FDA determined that Genpharm was entitled to exclusivity on generic ranitidine through August 29, 1997, by virtue of being the first to file an application for the product. Genpharm, however, was also sued by Glaxo relating to a process patent, thus preventing the FDA from approving Genpharm's version of the product.

     On July 31, 1997, Genpharm waived its exclusivity in favor of Novopharm Limited, and its United States subsidiary Granutec Inc. ("Novopharm"), who had previously settled its patent issues with Glaxo. On August 1, 1997, nearly 20 months after the product patent was originally scheduled to expire, a generic version of ZantacRegistration Mark was offered to the American public. The profits recognized by Novopharm during the exclusivity period were to be shared among three companies, including Mylan.

     By mid-September, five manufacturers had received approval to market a generic version of the product, including Genpharm, which had settled its legal issues with Glaxo and whose product was being distributed by Mylan.

     According to independently compiled market information, by the end of September the average selling price of generic ranitidine had dropped by almost 30%. Six months after the introduction of generic ranitidine, 71% of prescriptions written were being filled with generic product. The average selling price for generic ranitidine was now less than half of the introductory price with some product being sold at 18% of the brand product price. On an annualized basis, generic ranitidine was saving the American public almost $500 million.

        Management's Discussion and Analysis of Operations and Financial
                        Position MYLAN LABORATORIES INC.


     In March of 1998, the Company resolved its legal issues with Glaxo opening the door to FDA approval of the Company's generic product.

     Though the case of ranitidine was the most dramatic, other new product introductions experienced similar difficulties throughout fiscal 1998, including rapid price deterioration and the introduction of stocking allowances for generic products. Accordingly, while the Company added more new products in fiscal 1998 than in any year in recent history, the net sales and gross profits derived from these products fell short of Company expectations.

     As a result of the continued pricing deterioration the Company has experienced since fiscal 1996, and the increase in litigation under the Hatch-Waxman Act and in an effort to meet its corporate objectives, the Company began an extensive evaluation of its operations. This ongoing evaluation includes assessing the Company's relationships with key customers and suppliers, production capacity and product level contribution. One of the key conclusions of this evaluation has been the determination that changes in Mylan's generic pricing practices were needed.

     In November of 1997, the Company raised prices on three generic products and in January of 1998 announced that it was raising prices on four additional products out of its nearly 100 product generic line during the fourth quarter of fiscal 1998. Increases on four additional products have been announced for the first quarter of fiscal 1999, and other products are being reviewed as part of the ongoing evaluation.

     The price increases initiated in the second half of the fiscal year had a favorable impact on the fourth quarter net earnings. While Mylan anticipates continued benefits from price increases in the near future, the continuation of this trend and any resulting benefits depend on several factors, some of which are beyond the Company's control. See "Forward Looking Statements" in this "Management's Discussion and Analysis of Operations and Financial Position." The Company intends to continue to work closely with its customers and suppliers to ensure that Mylan's full line of generic products continue to be available to the American public as a cost effective alternative to the innovator products.

     The Company remains committed to expanding its branded pharmaceutical operations, by bringing to market products that satisfy unmet needs in the medical community. In February 1998, the Company added two products to its branded portfolio, MentaxRegistration Mark and Clorprestrademark . While they did not contribute significantly to net earnings in the current year they along with MAXZIDERegistration Mark and NITREKtrademark are helping to establish Bertek Pharmaceuticals Inc. as a recognized name in the branded pharmaceutical industry. It is upon this platform that the Company intends to launch several branded products, either developed internally or obtained by acquisition, in the near and extended future.

Results of Operations

    Net Sales and Gross Margin

          The following table outlines net sales, gross margin (net sales less cost of sales ) and the corresponding change from the previous year:

(dollars in millions)
Year Ended                      Net Sales        Gross Margin    Gross Margin
March 31,                   Dollars  Change    Dollars  Change     as % of Sales
-----------------          --------  ------    -------  ------     ------------
1998                        $528.6      20%     $240.3   33%             45%
1997                         440.2      12%      180.5  - 8%             41%
1996                         392.9     - 1%      195.2  -14%             50%

     The changes in net sales, gross margins and gross margins as a percent of net sales are primarily indicative of the highly competitive nature of the generic pharmaceutical industry, the Company's history of obtaining new product approvals and in fiscal 1998 the impact of price increases and strategic alliances on certain products. Changes from fiscal 1996 to fiscal 1997 were also impacted by the acquisition of UDL in February of 1996 (See note B to the Financial Statements) and the termination of the Company's license agreement with Lederle Laboratories relating to MAXZIDE(R) and MAXZIDE(R)-25MG in August of 1996 (See note B to the Financial Statements).

        Management's Discussion and Analysis of Operations and Financial
                        Position MYLAN LABORATORIES INC.


     With regard to the Company's generic product line, four products were added in fiscal 1996 accounting for $10.3 million in net sales in fiscal 1996 and nine products were added in fiscal 1997 accounting for $34.1 million in net sales in fiscal 1997. In fiscal 1998 the Company added 13 products with aggregate net sales of $61.5 million.

     Two of the fiscal 1998 new products, ranitidine and acyclovir, are manufactured by other companies and distributed by the Company under distribution arrangements. Under the terms of the distribution arrangement on ranitidine, the Company also recognized $26.8 million recorded under the caption "Other Revenues" (See note N to the Financial Statements).

     The Company estimates that price deterioration in the generic industry resulted in reductions in net sales and gross profits of approximately $77 million in fiscal 1996, $104 million in fiscal 1997 and $32 million in fiscal 1998. The 1998 reduction was offset by pricing actions as previously discussed.

     Total unit volume of generic product shipments, excluding unit-dose shipments, increased by 8% in fiscal 1998, 18% in fiscal 1997 and 17% in fiscal 1996 over the respective preceding years. The higher levels of volumes create manufacturing efficiencies which were realized in all three of the past fiscal years.

     Net sales and gross margin percentages recognized in prior periods are not necessarily indicative of the results to be expected in future periods.

Research and Development

     Research and development expenses were $46.3 million in fiscal 1998, $42.6 million in fiscal 1997 and $38.9 million in fiscal 1996. These amounts represent approximately 9% of net sales in fiscal 1998 and 10% of net sales in both fiscal 1997 and 1996.

     The following table outlines the approximate allocation of research and development expenditures: (dollars in millions)

Year ended March 31,                     1998          1997           1996
-------------------                    -------        -------        -------
Generic related projects               $  22.0        $  20.5        $  18.0
Innovative compound projects              18.4           16.1           14.5
Transdermal patch related                  5.9            6.0            6.4

     During fiscal 1997 the Company completed construction of a 150,000 square foot facility in Morgantown, West Virginia, which houses the Company's state-of-the-art research and development facility. The facility provides the Company with the ability to perform research and development activities of both innovative and generic compounds including sustained release compounds.

Selling and Administrative

     Selling and administrative expenses were $96.7 million in fiscal 1998, $79.9 million in fiscal 1997 and $56.1 million in fiscal 1996 representing approximately 18% of net sales in each of the past two years and 14% of net sales in fiscal 1996.

     Fiscal 1998 expense includes $12.8 million of costs associated with the launch of new generic products including ranitidine. Such costs included payments of stocking fees to customers to assist in the conversion and promotion of the new generic products. In prior years such costs were insignificant. Costs incurred defending patent related lawsuits in fiscal 1998 increased over the previous year by approximately $5.5 million principally as a result of increased litigation under the Hatch-Waxman Act. Increased legal costs were partially offset by reaching favorable settlements on various legal matters in fiscal 1998. Payroll and related expenses increased by approximately $4.7 million over the previous year.

        Management's Discussion and Analysis of Operations and Financial
                        Position MYLAN LABORATORIES INC.


     Approximately $12 million of the increase from fiscal 1996 to fiscal 1997 was attributable to UDL, including amortization expense of approximately $3.0 million which resulted from the acquisition of UDL in February of 1996. Another $4.5 million of the increase was attributable to incremental marketing, promotion and interest expense related to MAXZIDE(R) products. Also in fiscal 1997, the Company recorded provisions for certain legal matters as well as bad debt expense relating to the Foxmeyer bankruptcy, which aggregated approximately $8.0 million.

Equity in Earnings of Somerset

     Equity in earnings of Somerset was $10.3 million in fiscal 1998, $18.8 million in fiscal 1997 and $25.0 million in fiscal 1996. Somerset's contribution to the Company's net earnings per share (basic) was $.07 in fiscal 1998, $.14 in fiscal 1997 and $.19 in fiscal 1996.

     Under the Orphan Drug Act, Somerset had exclusivity relating to marketing the chemical compound Eldepryl(R) for use as a treatment for late stage Parkinson's disease through June of 1996. Somerset filed a complaint against the FDA requesting injunctive and declaratory relief, review of agency action, and a temporary restraining order in connection with three generic approvals granted by the FDA in August 1996. All such actions have been denied.

     Somerset continues research efforts to discover alternative indications for Eldepryl(R) and the development of other compounds. Unless such new indications or compounds are approved for commercialization the impact of generic competition will continue to adversely affect Somerset's contribution to the Company's net earnings. Other Income

     Other income, derived principally from investment earnings, was $14.0 million in fiscal 1998, $10.4 million in fiscal 1997 and $16.6 million in fiscal 1996. The fiscal 1997 amount includes a $1.2 million loss incurred by the Company in connection with the sale of certain assets relating to the custom label and printing operations of Bertek, Inc. which were sold in February of 1997. Other year to year changes result primarily from changes in the levels of assets available for investment and investment market conditions.

Income Taxes

     The effective tax rate for fiscal 1998 was 32% compared to 28% for both fiscal 1997 and 1996. Approximately half of the increase in the rate was attributable to the recognition of "Other Revenue" which was subject to full Federal and State taxes. The remainder of the change is attributable to a decrease in income from Somerset, a change in the proportion of income attributable to Puerto Rican operations versus domestic operations and the utilization of state tax credits resulting primarily from facility expansion projects.

     During fiscal 1998, the Company reached a negotiated settlement with the Internal Revenue Service regarding audits of the Company's income tax returns for the years 1992 through 1996. The settlement of prior years had no impact on the amount of income tax expense recognized in the current year. As part of the settlement, the Company agreed to change the method employed for determining taxable income of its Puerto Rican operations from the cost sharing method to the profit-split method for all years after 1996.

        Management's Discussion and Analysis of Operations and Financial
                        Position MYLAN LABORATORIES INC.


     Changes in the Federal Tax Code enacted in 1993 reduced tax credits previously available from operating in Puerto Rico by up to 55% through fiscal 1998 with an additional 5% reduction to occur in fiscal 1999. Thereafter, the amount of income subject to the Puerto Rican tax credit will be limited for a period of four years before complete termination of the credits.

Liquidity and Capital Resources

     The Company's balance sheet remains strong with total assets of $847.8 million at March 31, 1998 compared to $777.6 million at March 31, 1997. As a result of strong operating results working capital increased from $300.3 million in 1997 to $358.8 million in 1998, and the ratio of current assets to current liabilities also increased from 4.8 to 1 to 6.0 to 1.

     Net cash provided from operating activities was $52.7 million in 1998, $46.5 million in 1997 and $75.6 million in 1996. The improvement in operating results from 1997 to 1998 was partially offset by the increase in accounts receivable and inventory which reflects the increased demand and sales of the Company's products. In addition, the Company had higher income tax payments which included the settlements of tax audits during the fiscal year.

     The Company continues to expend funds to increase manufacturing capacity, upgrade current facilities and provide the latest technologically advanced production and research equipment available. The Company's net investment in property, plant and equipment was $28.9 million in 1998, $26.9 million in 1997 and $31.4 million in 1996. Major investments during the current year included expansion of additional manufacturing capacity to its present facility in Morgantown, West Virginia, completion of its state-of-the- art distribution facility in Greensboro, North Carolina and completion of a sustained release facility also in Morgantown, West Virginia. All of these capital expenditures were made with the general funds of the Company and without any bank financing.

     Cash used to increase intangible and other assets relates principally to payments made to entities with which the Company is jointly developing new products and in 1997, the initial payment to American Home Products in connection with the MAXZIDE(R) products.

     Payments on long-term obligations include obligations assumed in connection with the acquisition of UDL and installment payments in 1998 and 1997 in connection with the MAXZIDE(R) products. The Company paid cash dividends of $.16 per share in 1998 and 1997 totaling $19.5 million and $.15 per share totaling $17.5 million in 1996. Year 2000

     The Company has performed a review of its critical information and operation systems for Year 2000 compliance. A project team has identified systems critical to our business and for systems non-Year 2000 compliant program modifications or replacement programs are planned. Contact has been initiated with customers, vendors, service suppliers and banks to verify their Year 2000 readiness and testing is planned where appropriate. External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed when incurred. The Company does not believe the cost of such remedial corrective actions will be material to the Company's financial position, results of operations or cash flows. While the Company continues to address the Year 2000 compliance issue there can be no guarantee that all problems both internal and external will be foreseen and corrected or that no material disruption of our business will occur.

        Management's Discussion and Analysis of Operations and Financial
                        Position MYLAN LABORATORIES INC.


Other Matters

     The financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." Both of these standards are effective for financial statements for years beginning after December 15, 1997. Management believes the adoption of these standards will not have any effect on the Company's financial position or results of operations.

Forward Looking Statements

     Various statements in this Report indicate that the Company expects to increase revenues and to continue to be profitable in the future by employing various strategies which include, among other things, entering into alliances with other manufacturers, strengthening development of branded products, seeking opportunities for acquisitions and seeking to realize operating efficiencies. These are forward-looking statements. The Company's actual results could differ materially from those projected or suggested in any forward-looking statement due to various important factors, including, but not limited to, the following:

     The Company's results of operations depend to a significant extent on its ability to develop and bring to the market new generic equivalent drugs. Generally, following the expiration of patents and other market exclusivity periods, the first manufacturers to bring a generic equivalent to the market achieve higher revenues and gross profits than competitors that subsequently enter the market. As competing products enter the market, prices, sales volume and profit margins of the first generic equivalents decline significantly. In fiscal 1998, the Company's expectations for revenues and gross margins on new products were not met, principally due to litigation initiated by branded manufacturers under the Hatch-Waxman Act to extend the exclusivity periods on drugs on which patents were expiring. The failure of Congress or the courts to address the present abuses of the Hatch-Waxman Act could diminish the commercial success of new products introduced by the Company, resulting in both lower revenues and gross margins.

     Many of the raw materials needed by the Company to manufacture pharmaceutical products are available from a single FDA-approved supplier. Even where more than one supplier exists, a single supplier may be listed in the Company's ANDAs. New suppliers of the active ingredients in drugs must be approved by the FDA. Accordingly, any change in a supplier requires FDA approval, which may take several months. Any interruption of supply could have a material adverse effect on the Company's ability to manufacture a product or obtain FDA approval of a new product, or could result in the Company being required to pay higher prices to another supplier. Conversely, in instances where limitations on the availability of raw materials lessen competition in specified drugs and permit higher pricing levels, the availability of new sources of supply will likely increase competition and result in lower pricing.

     The Company's principal customers include wholesale drug distributors and major drug store chains. A continuation of the consolidation which has been experienced in these pharmaceutical distribution networks in recent years is likely to result in an increase in pricing pressures on pharmaceutical manufacturers.

     See also the discussion of the Company's business, including the regulatory environment, customers, markets, competitive conditions and raw materials included in Item 1 of the Company's Annual Report on Form 10-K.

Consolidated Balance Sheets MYLAN LABORATORIES INC.

March 31                                           1998             1997
Assets
Current assets
Cash and cash equivalents                       $103,756,000    $126,156,000

Marketable securities                             20,967,000      13,876,000
Accounts receivable                              136,864,000     115,303,000
Inventories                                      146,041,000     100,890,000
Deferred income tax benefit                        7,845,000      13,532,000
Prepaid and refundable income tax                  7,946,000         --
Other current assetsn                              6,679,000       9,263,000
Total current assets                             430,098,000     379,020,000

Property, plant and equipment -
          net of accumulated depreciation        151,412,000     135,829,000
Marketable securities, non-current                20,974,000      23,668,000
Intangible assets -
          net of accumulated amortization        128,745,000     137,062,000
Other assets                                      86,803,000      76,888,000
Investment in and advances to Somerset            29,721,000      25,113,000

Total assets                                    $847,753,000    $777,580,000
See notes to consolidated financial statements.

Consolidated Balance Sheets MYLAN LABORATORIES INC.

March 31                                            1998            1997
Liabilities and shareholders' equity
Current liabilities
Trade accounts payable                            $15,957,000    $18,039,000
Current portion of long-term debt                   8,477,000     17,453,000
Income taxes payable                                5,377,000     13,795,000
Other current liabilities                          36,635,000     24,566,000
Cash dividend payable                               4,900,000      4,893,000
Total current liabilities                          71,346,000     78,746,000

Long-term obligations                              26,218,000     32,593,000
Deferred income tax liability                       5,724,000      6,501,000

Shareholders' equity
Preferred stock, par value $.50 per share,
authorized 5,000,000 shares,  issued
and outstanding - none                                --              --

Common stock, par value $.50 per share,
authorized 300,000,000 shares, issued
123,050,172 at March 31, 1998 and 122,814,956
at March 31, 1997                                  61,525,000     61,407,000

Additional paid-in capital                         92,405,000     89,262,000
Retained earnings                                 594,847,000    513,750,000
Unrealized gain (loss) on investments               1,570,000       (947,000)
                                                  -----------    ------------
                                                  750,347,000    663,472,000

Less  treasury  stock at cost -
849,858  shares at March 31, 1998 and
752,950 shares at March 31, 1997                    5,882,000      3,732,000
Net worth                                         744,465,000    659,740,000

Total liabilities and shareholders' equity      $ 847,753,000  $ 777,580,000

Consolidated Statements of Earnings MYLAN LABORATORIES INC.

Year ended March 31                      1998           1997           1996
                                        ------         ------         ------
Net sales                           $528,601,000   $440,192,000   $392,860,000
Other revenues                        26,822,000       --               --
total revenues                       555,423,000    440,192,000    392,860,000

Cost and expenses
Cost of sales                        288,290,000    259,666,000    197,697,000
Research and development              46,278,000     42,633,000     38,913,000
Selling and administrative            96,708,000     79,948,000     56,073,000
                                     431,276,000    382,247,000    292,683,000

Equity in earnings of Somerset        10,282,000     18,814,000     24,968,000
Other income                          13,960,000     10,436,000     16,612,000
Earnings before income taxes         148,389,000     87,195,000    141,757,000
Income taxes                          47,612,000     24,068,000     39,432,000
Net earnings                        $100,777,000   $ 63,127,000   $102,325,000

Earnings per common share
Basic                               $        .83   $        .52   $        .86
Diluted                             $        .82   $        .51   $        .85
Weighted average common shares
Basic                                122,094,000    121,926,000    119,530,000
Diluted                              123,043,000    122,727,000    120,706,000

See notes to consolidated financial statements

Consolidated Statements of Shareholders' Equity MYLAN LABORATORIES INC.

                                                                                                              Unrealized
                                               Common Stock    Common Stock         Additional    Retained    Gain/(Loss)
                                                     Shares          Amount    Paid-In Capital    Earnings    Marketable Securities
---------------------------------------------------------------------------------------------------------------------------------
March 31, 1995                                   79,972,248    $39,986,000        $57,577,000   $386,212,000    $1,374,000
Stock options exercised                             206,708        104,000          3,103,000      --              --
Cash dividend $.15 per share                          --             --                 --       (18,401,000)      --
Net earnings                                          --             --                 --       102,325,000       --
Stock split (3 for 2)                            40,008,219     20,004,000        (20,010,000)     --              --
UDL acquisition                                   2,337,614      1,168,000         45,326,000      --              --
Unrealized gain on marketable securities              --             --                 --         --              201,000
---------------------------------------------------------------------------------------------------------------------------------
March 31, 1996                                  122,524,789    $61,262,000        $85,996,000   $470,136,000    $1,575,000
Stock options exercised                             290,167        145,000          3,266,000      --              --
Cash dividend $.16 per share                          --             --                 --       (19,513,000)      --
Net earnings                                          --             --            63,127,000      --
Unrealized loss on marketable securities              --             --                 --         --           (2,522,000)
---------------------------------------------------------------------------------------------------------------------------------
March 31, 1997                                  122,814,956    $61,407,000        $89,262,000   $513,750,000    $ (947,000)
Stock options exercised                             235,216          118,000        3,143,000       (141,000)      --
Cash dividend $.16 per share                          --             --                 --       (19,539,000)      --
Net earnings                                          --             --                 --       100,777,000       --
Unrealized gain on marketable securities              --             --                 --         --            2,517,000
---------------------------------------------------------------------------------------------------------------------------------
March 31, 1998                                  123,050,172    $61,525,000        $92,405,000   $594,847,000    $1,570,000
---------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

Consolidated Statements of Cash Flows MYLAN LABORATORIES INC.

Year ended March 31                                          1998           1997             1996
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
Net earnings                                           $ 100,777,000      63,127,000     $ 102,325,000
Adjustments to reconcile net earnings to net cash
provided from operating activities:
    Depreciation and amortization                         21,708,000      17,347,000        13,450,000
    Deferred income tax (benefit) expense                 (3,207,000)         47,000         1,236,000
    Equity in earnings of Somerset                       (10,282,000)    (18,814,000)      (24,968,000)
    Cash received from Somerset                            5,674,000      20,038,000        20,686,000
    Allowances on accounts receivable                      8,754,000       2,422,000        (4,141,000)
    Loss on sale of assets                                    --           1,171,000            --
    Other noncash expenses                                 1,574,000         290,000           516,000
    Changes in operating assets and liabilities:
      Accounts receivable                                (30,565,000)    (45,198,000)       (4,013,000)
      Inventories                                        (45,007,000)     (1,495,000)      (11,148,000)
      Trade accounts payable                              (2,082,000)      4,000,000        (2,463,000)
      Income taxes                                        (8,949,000)        773,000       (12,468,000)
      Other operating assets and liabilities              14,255,000       2,829,000        (3,442,000)
Net cash provided from operating activities               52,650,000      46,537,000        75,570,000
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities
    Additions to property, plant and equipment           (28,853,000)    (26,854,000)      (31,419,000)
    Increase in intangible and other assets               (7,984,000)    (30,674,000)      (16,970,000)
    Purchase of investment securities                    (16,785,000)    (23,221,000)      (27,169,000)
    Proceeds from investment securities                   17,309,000      18,060,000        68,753,000
    Proceeds from sale of assets                              --           3,500,000            --
    Acquisitions net of cash acquired                         --              --              (520,000)
Net cash used in investing activities                    (36,313,000)    (59,189,000)       (7,325,000)
---------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated nancial statements.

Consolidated Statements of Cash Flows MYLAN LABORATORIES INC.

Year ended March 31                                         1998               1997             1996
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities
    Payments on long-term obligations                   $ (19,198,000)    $ (19,788,000)    $ (2,879,000)
    Cash dividends paid                                   (19,525,000)      (19,491,000)     (17,502,000)
    Repurchase of common stock                             (2,459,000)          --                --
    Proceeds from exercise of stock options                 2,445,000         1,107,000        1,836,000
Net cash used in financing activities                     (38,737,000)      (38,172,000)     (18,545,000)

Net (decrease) increase in cash and cash equivalents      (22,400,000)      (50,824,000)      49,700,000
Cash and cash equivalents-beginning of year               126,156,000       176,980,000      127,280,000
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents-end of year                   $ 103,756,000     $ 126,156,000    $ 176,980,000


     For purposes of presentation in the statements of cash flows, cash, overnight deposits and money market funds and marketable securities with original maturities of less than three months have been classified as cash and cash equivalents. The carrying value of these items approximates fair value.

     Cash payments for interest were $3,426,000 in 1998, $1,977,000 in 1997 and $22,000 in 1996. Cash payments for income taxes were $59,770,000 in 1998, $23,245,000 in 1997 and $50,665,000 in 1996.

     During fiscal 1996 the Company acquired all of the outstanding stock of UDL (see note B). The purchase price of approximately $47,500,000 was satisfied through the issuance of the Company's common stock.

     Certain stock option transactions result in a reduction of income taxes payable and a corresponding increase in additional paid in capital. The amount for the years ended March 31, 1998, 1997 and 1996 were $652,000, $205,000, and
$1,155,000 respectively.

     During fiscal 1996 the Company declared a 3 for 2 stock split effected in the form of a stock dividend (see note L).

     In consideration for the exercise of stock options, the Company received and recorded into treasury stock 513 shares valued at $12,000 in fiscal 1998, 53,333 shares valued at $900,000 in fiscal 1997 and 10,166 shares valued at $209,000 in fiscal 1996.

                   Notes to Consolidated Financial Statements
                            MYLAN LABORATORIES INC.

Note A. Summary of Significant Accounting Policies

1. Nature of Operations and Principles of Consolidation

The consolidated financial statements include the accounts of Mylan Laboratories Inc. ("the Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company is engaged in the development, manufacture and distribution of pharmaceutical products for resale by others. The principal markets for these products are proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers and public and governmenta l agencies within the United States.

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

3. Accounts Receivable and Revenue Recognition

The Company recognizes revenue from product sales upon shipment to customers. Provisions for estimated discounts, rebates, price adjustments, returns and other adjustments are provided for in the same period as the related sales are recorded. Accounts receivable are presented net of such provisions which amounted to $23,385,000 at March 31, 1998 and $14,631,000 at March 31, 1997.

4. Inventories

Inventories are stated at the lower of cost (principally, first-in, first-out) or market.

5. Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate cost of depreciable assets to operations over the estimated service lives, principally on a straight-line basis.

6. Intangible Assets

Intangible assets are stated at cost. Amortization is provided for on a straight-line basis over their estimated useful lives not to exceed forty years. Intangible assets are periodically reviewed to determine recoverability by comparing their carrying value to expected future cash flows.

7. Research and Development

Research and development expenses are charged to operations as incurred.

8. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences on future years of events that have already been recognized by the Company in the financial statements or tax returns.

9. Earnings per Share

During the year the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." This statement establishes standards for computing and presenting basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. Prior periods have been restated to reflect this new statement. The effect of dilutive stock options on the weighted average shares outstanding was 949,000, 801,000, and 1,176,000 for fiscal 1998, 1997 and 1996.

10. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments and trade receivables. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. Three of the Company's customers accounted for 13%, 12% and 11% of net sales in fiscal 1998. No single customer represented more than 10% of net sales in fiscal 1997 and 1996.

The Company invests its excess cash in deposits with major banks and other high quality short-term liquid money market instruments (commercial paper, government and government agency notes and bills, etc.). These investments generally mature within twelve months.

11. Accounting Standards

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This standard is effective for financial statements for years beginning after December 15, 1997. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard is effective for financial statements for years beginning after December 15, 1997. The Company is currently evaluating the disclosure effects of these statements on its financial statements.

12. Use of Estimates in the Preparation of Financial Statements

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

13. Reclassification

Certain prior year amounts have been reclassified to conform to the 1998 presentation.

Note B. Business and Product Acquisitions

    UDL Laboratories, Inc.

On February 28, 1996, a wholly-owned subsidiary of the Company acquired 100% of the outstanding stock of UDL Laboratories, Inc. ("UDL"). UDL is the premier supplier of unit-dose generic pharmaceuticals to the institutional and long term care markets. UDL has its corporate headquarters in Rockford, Illinois and maintains manufacturing and research and development facilities in Rockford as well as Largo, Florida.

The business combination has been accounted for under the purchase method of accounting. Payment of approximately $47,500,000 was made through the issuance of 2,337,614 shares of newly registered common stock of the Company. Goodwill of approximately $29,038,000 resulting from the acquisition is being amortized on a straight-line basis over a 20 year period.

MAXZIDE(R) AND MAXZIDE(R)-25MG

On June 14, 1996 the Company executed a series of agreements with American Home Products Corporation ("AHP"), relating to the products Maxzide(R) and Maxzide(R)-25MG. These agreements were subject to regulatory approval which was received on August 2, 1996. Since 1984, these products, which were developed and manufactured by Mylan, were marketed by AHP's Lederle Laboratories Division under a worldwide license arrangement.

Under the terms of the new agreements the Company is now marketing the products in the United States. AHP retained ownership of certain trademarks and tradedress which have been licensed to the Company for a period of five years. At the end of the five year period ownership of these intangibles will be transferred to the Company.

As a result of the transaction the Company recorded an intangible asset of approximately $69,666,000 which represent the present value of the minimum payments due to AHP (see note J) and recognized amortization expense of $2,786,000 and $1,742,000 and interest expense of $2,230,000 and $2,170,000 in fiscal 1998 and 1997, respectively.

Note C. Inventories

Inventories consist of the following components: (in thousands)
March 31,                                         1998             1997
----------------                               ----------       -----------
Raw materials                                   $63,308          $51,796
Work in process                                  27,858           20,843
Finished goods                                   54,875           28,251
                                               $146,041         $100,890
Note D. Property, Plant and Equipment
Property, plant and equipment consists of the following components:
(in thousands)
March 31,                               Useful Lives       1998      1997
--------------------------              ------------     --------  --------
Land and land improvements                    --         $  6,909  $  6,734
Buildings and improvements                 20 - 40         72,893    66,530
Machinery and equipment                     5 - 10        122,572   104,566
Construction in progress                      --           23,945    19,636
                                                          226,319   197,466
Less accumulated depreciation                              74,907    61,637
                                                        ---------  ---------
                                                         $151,412  $135,829
Note E. Investment in and Advances to Somerset

The  Company  owns  50%  of  all  the  outstanding   common  stock  of  Somerset
Pharmaceuticals Inc. ("Somerset") and uses the equity method of accounting for its investment.

Equity in Earnings of Somerset includes the Company's 50% portion of Somerset's net earnings and expense for amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are amortized over a 15 year period. Amortization expense amounted to $924,000 in fiscal 1998, 1997, and 1996. Additionally, the Company's charges to Somerset for management services and product development activities are included in Equity in Earnings of Somerset. These charges have been recorded by Somerset as a reduction of its net earnings.

          Condensed audited balance sheet information of Somerset is as follows: (in thousands)


December 31,                                  1997         1996          1995
------------------                          --------      -------       -------
Current assets                               $53,973      $45,871       $43,993
Non-current assets                             3,466        7,006         7,127
Current liabilities                           15,660       19,075        17,057
Payable to owners                              1,433        1,621         2,075
Other liabilities                               --           --              63

          Condensed audited income statement information of Somerset is as follows: (in thousands)

Year ended December 31,                       1997         1996           1995
------------------                          --------      -------        -------
Net sales                                   $66,956     $101,512       $107,365
Cost and expenses                            30,055       46,895         42,812
Income taxes                                 12,924       18,815         20,200
Net earnings                                $23,977      $35,802        $44,353

The above information represents 100% of Somerset's operations of which the Company has a 50% interest.

Somerset's marketing exclusivity for EldeprylRegistration Mark under the Orphan Drug Act expired on June 6, 1996. Somerset has experienced increased competition since August 1996, due to the approval of several generic tablet forms of EldeprylRegistration Mark by the United States Food and Drug Administration ("FDA"). This has resulted in a decrease in sales and net earnings since 1996.

In 1997 Somerset was notified by the Internal Revenue Service ("IRS") that it had initiated a challenge related to issues concerning Somerset's Code Section 936 credit for tax years 1993 through 1995. As of December 31, 1997, the proposed adjustments by the IRS amounted to approximately $13,000,000 of additional income tax and interest charges over amounts accrued. Management of Somerset believes it has appropriately claimed the Code Section 936 credit and intends to vigorously defend its position on this matter.

Note F. Marketable Securities

The amortized cost and estimated market values at March 31, 1998 and 1997 are as follows: (in thousands)
                                                        Gross       Gross
                             Amortized   Unrealized    Unrealize    Market
March 31, 1998                    Cost        Gains      Losses      Value
----------------------       ---------   ----------   ---------   ----------
Debt securities:
  U.S. Government obligations   $ 5,161     $   69     $   16     $ 5,214
  Municipal obligations .....    20,581        259       --        20,840
  Corporate bonds ...........     3,200         52         16       3,236
Total debt securities .......    28,942        380         32      29,290
Equity securities ...........    10,584      3,852      1,785      12,651
---------------------------------------------------------------------------
Total securities ............   $39,526     $4,232     $1,817     $41,941

                                                    Gross    Gross
                                     Amortized Unrealized  Unrealized  Market
March 31, 1997                            Cost      Gains   Losses      Value
-----------------------               --------- ---------  --------  ---------
Debt securities:
  U.S. Government obligations .........$ 4,871   $      5   $   99   $  4,777
  Municipal obligations ............... 22,629        123       47     22,705
  Corporate bonds .....................  2,407         11       36      2,382
Total debt securities ................. 29,907        139      182     29,864
Equity securities .....................  9,095      1,112    2,527      7,680
---------------------------------------------------------------------------
Total securities ......................$39,002   $  1,251   $2,709   $ 37,544

  Maturities of debt securities at market value at March 31, 1998 are as follows: (in thousands)
Mature in one year or less ........................$ 8,820
Mature after one year through five years .......... 10,590
Mature after five years ...........................  9,880
  Total ...........................................$29,290

     Proceeds from sales of marketable securities were $17,233,000, $11,369,000 and $27,667,000 during 1998, 1997 and 1996 Gross gains of $767,000, $565,000 and
$617,000 and gross losses of $82,000, $271,000 and $39,000 were realized on those sales during 1998, 1997 and 1996. The cost of investments sold is determined by the specific identification method.

Note G. Intangible Assets

Intangible assets consist of the following components: (in thousands)

March 31,                                 Useful Lives      1998       1997
---------------------                     ------------    --------   --------
Patents and technologies                      10 - 20      $27,281    $27,165
License fees and agreements                    2 - 12        7,587      7,587
MaxzideRegistration Mark intangibles             25         69,666     69,666
Goodwill                                      20 - 40       31,732     31,732
Other                                          5 - 20       25,719     25,715
                                                         ---------  ---------
                                                           161,985    161,865
Less accumulated amortization                               33,240     24,803
                                                         ---------  ---------
                                                          $128,745   $137,062

     The Maxzide(R) intangibles relate to trademark, tradedress and marketing rights acquired in the transaction described in note B. The balance in Other consists principally of non-compete agreements, an assembled workforce, customer lists and contracts.

Note H. Other Assets

Other assets consist of the following components: (in thousands) March 31, 1998 1997 ------------------ -------- ------- Pooled asset funds $25,368 $18,795 Cash surrender value 26,569 23,342 Other  investments  34,866 34,751 -------- -------
$86,803 $76,888 Pooled asset funds include the Company's interest in various limited partnership funds which consist of common and preferred stocks, bonds, and money market funds. Earnings on these investments included under the caption "Other Income" amounted to $6,572,000 in 1998, $1,184,000 in 1997, and
$3,888,000 in 1996. At March 31, 1998 and 1997 the carrying amounts of these investments approximated fair value.

Cash Surrender Value represents insurance policies on certain officers and key employees and the value of split dollar life insurance agreements with certain current and former executive officers of the Company.

Other investments are comprised principally of investments in non-publicly traded equity securities and are accounted for under the cost method.

Note I. Other Current Liabilities

Other current liabilities includes payroll and employee benefit plan accruals which amounted to $16,726,000 and $10,300,000 and accruals for Medicaid reimbursements of $4,412,000 and $3,821,000 at March 31, 1998 and 1997. In
addition $6,164,000 was accrued for product royalties at March 31, 1998.

Note J. Long-Term Obligations

Long-term obligations include accruals for post-retirement compensation pursuant to agreements with certain key employees and directors of approximately $11,494,000 and $9,805,000 at March 31, 1998 and 1997. Under these agreements, benefits are to be paid over periods of 10 to 15 years commencing at retirement.

The Company's obligation on the 10.5% senior promissory notes assumed with the acquisition of UDL is $5,100,000 and $6,500,000 at March 31, 1998 and 1997.
Future principal payments on these notes are in amounts ranging from $1,000,000 to $2,000,000 per year through 2002. At March 31, 1998 and 1997, the Company was in compliance with all of its debt covenants.

At March 31, 1998 and 1997 the net present value of the Company's outstanding obligation for the acquisition of Maxzide(R) and Max zide(R)-25MG is $16,316,000 and $31,836,000 (see note B). Required payments are as follows: 1999 -- $6,000,000 and 2000 -- $5,000,000. In addition the Company will make minimum annual royalty payments of $2,000,000 through 2001.

Note K. Income Taxes

Income taxes consist of the following components: (in thousands)

Year ended March 31,                  1998        1997         1996
---------------------                ------      ------       ------
Federal
  Current                            $ 45,601   $19,176     $ 30,490
  Deferred                             (2,993)       68        1,323
                                       42,608    19,244       31,813
State
  Current                               5,218     4,845        7,706
  Deferred                               (214)      (21)         (87)
                                        5,004     4,824        7,619
Income taxes                         $ 47,612   $24,068     $ 39,432

Pre-tax earnings                     $148,389   $87,195     $141,757

Effective tax rate                      32.1%     27.6%        27.8%

The Company uses the asset and liability approach to account for income taxes. Deferred income tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the financial statements or tax returns. Changes in enacted tax rates or laws will result in adjustments to the recorded tax assets or liabilities in the period that the tax law is enacted.


Temporary differences and carryforwards which give rise to the deferred income tax assets and liabilities are as follows: (in thousands)

March 31,                                                 1998        1997
----------------------                                 --------      -------
Deferred Tax Assets:
  Employee benefits                                $     4,397     $     3,785
  Intangible assets                                      4,080           5,455
  Asset allowances                                       8,230           3,775
  Inventory                                                411           8,369
  Investments                                            4,188           2,660
  Other                                                    (69)            940
Total Deferred Tax Assets                               21,237          24,984
Deferred Tax Liabilities:
  Plant and equipment                                    8,702           8,127
  Intangible assets                                      6,829           7,621
  Investments                                            3,585           2,205
Total Deferred Tax Liabilities                          19,116          17,953
Deferred Tax Assets - Net                          $     2,121     $     7,031
Classification in the Consolidated Balance Sheet:
  Deferred Tax Benefit - Current                   $    7,845      $    13,532
  Deferred Tax Liability - Non-Current                  5,724            6,501
Deferred Tax Assets - Net                          $    2,121      $     7,031

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

Year Ended March 31,                           1998      1997      1996
 -----------------------                      ------    ------    ------
Statutory tax rate                            35.0%     35.0%      35.0%
State income taxes-net                         2.3%      4.8%       5.0%
Tax exempt earnings-primarily dividends       (2.4%)    (6.4%)     (6.6%)
Tax credits                                   (3.0%)    (5.9%)     (5.8%)
Other items                                    0.2%      0.1%       0.2%
Effective tax rate                            32.1%     27.6%      27.8%

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

The Company's federal tax returns have been audited by the IRS through March 31, 1996. As part of the recently settled IRS audit, the Company has changed to the profit-split tax accounting method for the computation of tax credits from operations in Puerto Rico.

Note L. Common Stock

On April 5, 1997, the Company's Board of Directors authorized a Stock Repurchase Program under which the Company may repurchase up to five million shares of its outstanding common stock. The purchases will be made on the open market or in privately negotiated transactions using currently available funds. Repurchased shares will be held in treasury and available for general corporate purposes. Through March 31, 1998 the Company had repurchased 144,900 shares for approximately $2,459,000.

On August 23, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan ("the Rights Plan"). A dividend distribution was made to Shareholders of record on September 5, 1996 of a Preferred Share Purchase Right ("the Right") on each outstanding share of the Company's common stock. The Rights Plan was adopted to provide the Company's Directors with sufficient time to assess and evaluate any takeover bid, and explore and develop a reasonable response. The Company is entitled to redeem the Rights at $.001 per Right at any time prior to ten days after the time any person acquires 15% or more of the Company's common stock. The Rights will expire on September 5, 2006 unless previously redeemed or exercised.

During fiscal 1996 the Company declared a 3 for 2 stock split effected in the form of a stock dividend. The par value of the new shares issued totaled $20,004,000 and was transferred from additional paid-in capital to the common stock account. Per share amounts and stock options have been adjusted for the stock split.

Note M. Commitments

The Company has entered into various contractual agreements, principally licensing arrangements, whereby the Company has obtained, in exchange for funding of drug development activities, rights to manufacture and/or distribute certain drugs, which are presently in various stages of development. In the event that all projects are successful, payments totaling $25,625,000 would be made over the next five years. Approximately ninety percent of this total is due upon the filing and approval of an Abbreviated New Drug Application or New Drug Application with the FDA.

In addition, under the Company's license agreement with VivoRx Inc. the Company continues to fund research and development expenditures related to pancreatic islet cell implant technology for the treatment of diabetes. This funding is at the discretion of the Company.

Note N. License Agreement

In June 1997, the Company's subsidiary Mylan Pharmaceuticals Inc. ("Mylan") entered into an exclusive supply and distribution agreement with Genpharm Inc. ("Genpharm"), a Canadian corporation, relating to the sale of ranitidine HCL tablets ("ranitidine") in the United States. Ranitidine is the generic version of Glaxo Wellcome Inc.'s ("Glaxo") Zantac(R).

Under the terms of the agreement Mylan and Genpharm will share in the combined profits resulting from the sale, by Mylan, of ranitidine tablets manufactured by either Mylan or Genpharm. In addition, the agreement provides that Mylan shall be entitled to share in any benefit received by Genpharm as a result of Genpharm entering into any other third party agreement which would affect the marketing of ranitidine.

Due to unresolved legal matters with Glaxo, on July 31, 1997, Genpharm entered into an agreement with Novopharm Limited, a Canadian Corporation, and its United States subsidiary Granutec Inc. ("Novopharm"). Under the terms of the agreement between Genpharm and Novopharm, Genpharm is entitled to receive compensation from Novopharm predicated upon Novopharm's sales of the product through December 31, 1997 and a profit allocation factor which is significantly reduced after the exclusivity period which expired on August 29, 1997. Under the terms of the agreement between Mylan and Genpharm, Mylan is entitled to share in the compensation received by Genpharm from Novopharm.

During the quarter ended September 30, 1997 the Company recognized income of $26,822,000 related to the Genpharm Novopharm agreement. Such income was recorded under the caption "Other Revenues" and increased net earnings for the quarter ended September 30, 1997 by approximately $16,388,000 or $.13 per share. The Company collected the entire receivable recorded as of September 30, 1997 during the quarter ended December 31, 1997.

As a result of a dispute between Genpharm and Novopharm relating to contract interpretation, the Company has not recognized any additional revenue. Separate audits are being performed at the request of Genpharm and Novopharm to determine the amount of sales and expenses incurred by Novopharm during the contract period in accordance with the agreement. The amount of revenue to be recognized by the Company in the future will be determined by this final accounting and resolution of the dispute between Genpharm and Novopharm.

Note O. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable (net of provisions) and trade accounts payable approximate fair value due to the short-term maturity of these instruments. Current and non-current marketable securities are recorded at fair value based on quoted market prices. The carrying value of long-term obligations approximates their fair value based on discounted future cash flows using interest rates currently available to the Company.

Note P. Stock Option Plans

On January 23, 1997, the Board of Directors adopted the "Mylan Laboratories Inc. 1997 Incentive Stock Option Plan" ("the Plan") which was approved by the shareholders on July 24, 1997. Under the Plan the Company may grant up to 10,000,000 shares of its common stock to officers, employees and nonemployee consultants and agents as either incentive stock options or nonqualified stock options. Options, which may be granted at not less than fair market value on the date of the grant may be exercised within ten years from the date of grant. Nonqualified stock options generally vest on date of grant. Incentive stock options granted have the following vesting schedule: 25% two years from the date of grant, 25% at the end of year three and the remaining 50% at the end of year four.

On June 23, 1992, the Board of Directors adopted the "1992 Nonemployee Director Stock Option Plan" ("the Directors' Plan") which was approved by the shareholders on April 7, 1993. A total of 600,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options which may be granted at not less than fair market value on the date of grant. Options may be exercised within ten years from the date of grant. As of March 31, 1998, 348,000 shares have been granted pursuant to the Directors' Plan.

          A summary of the activity resulting from all plans adjusted for the stock split is as follows:
                                        Weighted average
                                        Number of shares      exercise
                                         under option     price per share
Outstanding
-----------------------------             -------------   ----------------
April 1, 1995                              2,656,011     $    10.72
  Options granted                            345,000          18.53
  Options exercised                         (229,142)          8.96
  Options cancelled or forfeited             (51,855)         10.50
Outstanding
March 31, 1996                            2,720,014      $    11.87
  Options granted                           217,000           14.75
  Options exercised                        (290,167)          11.05
  Options cancelled or forfeited            (75,970)          15.70
Outstanding
March 31, 1997                            2,570,877      $    12.10
  Options granted                         1,322,000           17.08
  Options exercised                        (235,216)          11.09
  Options cancelled or forfeited           (41,175)           14.17
Outstanding
--------------------------               ------------    -------------
March 31, 1998                             3,616,486     $    13.96

                                         Options Outstanding                        Options Exercisable
                      -------------------------------------------------   ---------------------------------
                                       Weighted
                                       Average           Weighted                                Weighted
Range of                     Number    Remaining         Average          Number                 Average
Exercise Price          Outstanding   Contractual Life   Exercise Price   Exercisable Exercise   Price
Per Share             As of 3/31/98     (years)          Per Share        As of 3/31/98          Per Share
---------------       -------------   ----------------   --------------   --------------------   -----------
$ 3.65-$ 4.67               215,733        2.06            $ 4.19           215,733               $ 4.19
$10.58-$14.87             1,789,378        5.00            $12.08         1,457,496               $11.98
$16.68-$20.41             1,611,375        9.09            $17.35           884,627               $17.39
$ 3.65-$20.41             3,616,486        6.65            $13.96         2,557,856               $13.20


At March 31, 1998, options were exercisable for 2,557,856 shares at a weighted average exercise price of $13.20 per share. The corresponding amounts were 1,831,061 shares at $11.06 per share at March 31, 1997 and 1,833,658 shares at $10.92 per share at March 31, 1996.

In accordance with the provisions of Statement of Financial Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company will continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, does not recognize compensation costs for its existing stock option plans. If the Company had elected to recognize compensation costs based on the alternative fair value method prescribed by SFAS No. 123, net earnings and earnings per share (on both a basic and diluted basis) would have been reduced by $6,489,000, or $.04 per share and $1,174,000, or $.01 per share at March 31, 1998 and 1997. There was no effect on earnings per share for fiscal 1996. These calculations only take into account options issued since April 1, 1995.

          The average fair value of options granted during the years ended March 31, 1998, 1997 and 1996 was $6.47, $6.15 and $7.79. The fair value was estimated using the Black-Scholes option pricing model based on the following assumptions:

March 31,                                1998         1997           1996
-----------------------                 -------      -------        --------
Volatility                               35%            35%          35%
Risk-free interest rate                   6.07%          6.73%        6.23%
Dividend yield                            1.0%           1.1%         1.0%
Expected term of options (in years)       5.4            6.1          6.2

Note Q. Profit Sharing and 401(k) Plans

The Company has a noncontributory trusteed profit sharing plan covering essentially all employees who are not covered by 401(k) plans, a profit sharing plan with a 401(k) provision covering all employees of Bertek Inc. and UDL and 401(k) plans covering Bertek Pharmaceuticals Inc. (formerly Dow Hickam Pharmaceuticals) and all bargaining unit employees.

Contributions to the profit sharing plans are made at the discretion of the Board of Directors. Contributions to the Bertek Pharmaceuticals Inc. and UDL plan are based upon a formula matching the employees salary deferral. Contributions to the bargaining unit plan are based upon the union agreement. Total contributions to all plans for the years ended March 31, 1998, 1997 and 1996 were $3,889,000, $3,620,000 and $2,959,000 respectively.

Note R. Contingencies

The Company is involved in various legal proceedings that are considered normal to its business. The majority of these proceedings involve intellectual property rights related to products under development and prior to FDA approval. These proceedings are initiated by branded pharmaceutical companies and often result in delaying the introduction of generic products. As more of these suits have been initiated against the Company the cost to defend these suits in outside legal fees and internal resource commitments has risen dramatically. While it is not feasible to predict the ultimate outcome of such proceedings it is the opinion of management that the ultimate outcome will have no material adverse effect on the Company's operations or financial position.

During the year ended March 31, 1998, the Company  settled several legal matters
receiving   an   aggregate   amount  of   approximately   $5,000,000   including
reimbursement of certain legal fees.


In August 1997, Key Pharmaceuticals filed suit against the Company and certain subsidiaries claiming patent infringement relating to the marketing of its nitroglycerin transdermal system. The Company had received FDA approval for its nitroglycerin transdermal system in September 1996 and immediately began marketing the product. The relief sought includes a preliminary and permanent injunction, treble damages along with interest and attorneys fees and expenses. The Company believes the suit is without merit and intends to vigorously defend its position.

Note S. Other Matters

On April 5, 1998, the Company entered into a four year collective bargaining agreement with the Oil, Chemical and Atomic Workers International Union and its Local Union 8-957. The agreement provides wage and benefit increases for the approximately four hundred and eighty production and maintenance employees at the Company's manufacturing facilities in Morgantown, West Virginia. The agreement also provides for partial reimbursement of post retirement medical benefits.

                          Independent Auditors' Report
                            MYLAN LABORATORIES INC.

Board of Directors and Shareholders
Mylan Laboratories Inc.
Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheets of Mylan Laboratories Inc. and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998, appearing on pages 28 through 45. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Laboratories Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


/s/  Deloitte & Touche LLP

Pittsburgh, Pennsylvania
May 7, 1998

                               Market Information

Quarterly Financial Data
(Amounts in thousands,                   1st           2nd          3rd         4th
except per share amounts)              Quarter       Quarter       Quarter     Quarter      Year
---------------------------          ---------     ---------      ---------   ---------    ---------
Fiscal 1998
---------------------------
Total revenues                       $ 109,188     $ 153,955      $ 129,517   $ 162,763    $ 555,423
Gross profit                            47,809        55,932         54,440      82,130      240,311
Net earnings                            16,598        30,390         21,983      31,806      100,777
Earnings per share-basic                   .14           .25            .18         .26          .83
Earnings per share-diluted                 .13           .25            .18         .26          .82

Fiscal 1997
----------------------------
Total revenues                       $  98,543     $ 108,981      $ 113,981   $ 118,687    $ 440,192
Gross profit                            42,764       45,145          47,252      45,365      180,526
Net earnings                            14,011       17,348          18,081      13,687       63,127
Earnings per share-basic                   .12          .14             .15         .11          .52
Earnings per share-diluted                 .11          .14             .15         .11          .51


Total revenues for fiscal 1998 includes $26,822,000 recognized in the 2nd quarter relating to the Genpharm License Agreement (see note N to the Financial Statements).

During the latter part of calendar 1996, the volume of sales by wholesalers exceeded the Company's estimates and resulted in the Company recording increased provisions for price adjustment credits for such sales in the fourth quarter of fiscal 1997. The Company estimates that increased provisions relating to prior quarters' sales reduced fourth quarter net earnings by approximately $4.0 million.

The fourth quarter of fiscal 1997 also includes a pre-tax charge of approximately $1.2 million, approximately $800,000 after taxes, resulting from the sale of certain assets relating to the Company's custom label and printing operations in Vermont. These operations were acquired in connection with the acquisition of Bertek, Inc. and did not contribute to the Company's strategic objectives.

Market Prices
                            1st            2nd            3rd           4th
                        Quarter        Quarter        Quarter        Quarter
Fiscal 1998
High                     16 7/8         24 3/4         25 1/4         24 5/16
Low                      11 1/2         14 5/8         17 7/16        17 1/16

Fiscal 1997
High                     21 5/8         17 1/2         17 1/2         18 1/4
Low                      16 1/4         14 1/4         14             14 3/8

New York Stock Exchange Symbol: MYL

On May 1, 1998 the Company had approximately 93,200 shareholders.

Stock Splits
Split Date               Amount          Split Price   Presplit Price
---------------         --------         -----------   --------------
July 20, 1979               5/4             103/4          131/2
Nov. 13, 1981               2/1             131/2          271/8
June 30, 1983               2/1             161/4          321/2
March 1, 1984               3/2             14             21
July 31, 1984               3/2             197/8          293/4
Feb. 15, 1985               2/1             177/8          353/4
Aug. 1, 1986                3/2             14             21
Aug. 1, 1992                2/1             213/4          431/2
Aug. 15, 1995               3/2             21             311/2

     (21) Subsidiaries of the registrant, filed herewith.

     (23) Consents of Independent Auditors, filed herewith.



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-35887, 333-43081, 33-65916 and 33-65918 of Mylan Laboratories Inc. on Form
S-8 of our report dated May 7, 1998, incorporated by reference in this Annual Report on Form 10-K of Mylan Laboratories Inc. for the year ended March 31, 1998.




Deloitte & Touche LLP

Pittsburgh, Pennsylvania
June 18, 1998

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement Nos. 333-35887, 333-43081, 33-65916 and 33-65918 of Mylan Laboratories Inc. on Form
S-8 of our report dated February 4, 1998 relating to the consolidated financial statements of Somerset Pharmaceuticals, Inc. and subsidiaries for each of the three years in the period ended December 31, 1997, included in the Annual Report on Form 10-K of Mylan Laboratories Inc. for the year ended March 31, 1998.




Deloitte & Touche LLP

Pittsburgh, Pennsylvania
June 18, 1998





     (27) (a)Financial Data Schedule, filed herewith.

          (b-d) Restated Financial Data Schedules, filed herewith.

     (99) Consolidated financial statements of Somerset Pharmaceuticals, Inc. for years ended December 31, 1997, 1996 and 1995, filed herewith.



SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES


Consolidated Financial Statements for the
Years Ended December 31, 1997, 1996 and 1995, and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Somerset Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Somerset Pharmaceuticals, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.





February 4, 1998

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
------------------------------------------------------------------------------

ASSETS                                               1997          1996

CURRENT ASSETS:
  Cash and cash equivalents                       $ 32,141,000  $ 33,477,000
  Investment securities                             15,963,000     1,008,000
  Accounts receivable (net of allowance for doubtful
   accounts of $250,000 and $100,000, respectively)  3,526,000     6,172,000
  Inventories                                        1,077,000     1,704,000
  Prepaid expenses and other current assets          1,266,000     3,510,000

     Total current assets                           53,973,000    45,871,000


PROPERTY AND EQUIPMENT - Net                           752,000     4,891,000

INTANGIBLE ASSETS - Net                              1,066,000     1,259,000

OTHER ASSETS                                         1,648,000       856,000
                                                     ----------      -------



LIABILITIES AND STOCKHOLDERS' EQUITY                   1997          1996

CURRENT LIABILITIES:
  Accounts payable                                  $ 516,000     $ 651,000
  Royalty payable                                   1,172,000     1,626,000
  Medicaid payable                                    687,000     1,039,000
  Other accrued expenses                              853,000     1,454,000
  Accrued research and development                  4,394,000     4,578,000
  Income taxes payable                              5,099,000     6,032,000
  Accrued sales returns                               906,000       580,000
  Accrued compensation                                600,000     1,494,000
  Amounts due to related parties                    1,433,000     1,621,000

     Total current liabilities                     15,660,000    19,075,000


STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 13,719
    shares authorized, 11,297 shares issued           -              -
  Retained earnings                                42,231,000    34,254,000
  Less treasury stock, 644 shares at cost            (452,000)     (452,000)

     Total stockholders' equity                    41,779,000    33,802,000
                                                  ------------  -------------
                                                  $57,439,000   $52,877,000

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
------------------------------------------------------------------------------

                                   1997             1996             1995

NET SALES                      $ 66,956,000    $ 101,512,000    $ 107,365,000
                               -------------   --------------   -------------

COSTS AND EXPENSES:
  Cost of sales                   6,622,000       12,672,000       13,617,000
  Marketing                       5,757,000        6,263,000        4,862,000
  Research and development       13,073,000       20,118,000       17,904,000
  Administrative                  7,338,000        9,574,000        8,601,000
                                  ----------       ----------       ---------

                                 32,790,000       48,627,000       44,984,000
                                 -----------      -----------      ----------

                                 34,166,000       52,885,000       62,381,000

OTHER INCOME - Net                2,735,000        1,732,000        2,172,000
                                  ----------       ----------       ---------

INCOME BEFORE INCOME TAXES       36,901,000       54,617,000       64,553,000

PROVISION FOR INCOME TAXES       12,924,000       18,815,000       20,200,000
                                 -----------      -----------      ----------

NET INCOME                     $ 23,977,000     $ 35,802,000     $ 44,353,000
                               =============    =============    ============

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

----------------------------------------------------------------------------------------------------------------------------------
                                                      Common Stock             Treasury Stock         Retained       Stockholders'
                                      ------------------------------  ----------------------------
                                        Shares           Amount           Shares           Amount    Earnings           Equity

BALANCE, DECEMBER 31, 1994              11,297         $    -               644      $ (452,000)   $ 26,099,000      $ 25,647,000

  Net income                              -                 -                -             -         44,353,000        44,353,000

  Dividends                               -                 -                -             -        (36,000,000)      (36,000,000)
                                      -----------  ----------------  -------------- ------------   -------------     ------------

BALANCE, DECEMBER 31, 1995              11,297              -               644        (452,000)     34,452,000        34,000,000

  Net income                              -                 -                -             -         35,802,000        35,802,000

  Dividends                               -                 -                -             -        (36,000,000)      (36,000,000)
                                      -----------  ----------------  -------------- -------------  -------------

BALANCE, DECEMBER 31, 1996              11,297              -               644        (452,000)     34,254,000        33,802,000

  Net income                              -                 -                -             -         23,977,000        23,977,000

  Dividends                               -                 -                -             -        (16,000,000)      (16,000,000)
                                      -----------  ----------------  -------------- -------------  -------------     ------------

BALANCE, DECEMBER 31, 1997              11,297         $    -               644      $ (452,000)   $ 42,231,000      $ 41,779,000
                                      ===========  ================  ============== =============  =============     ============

See notes to consolidated financial statements.

SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-----------------------------------------------------------------------------------------------------------------------

                                                                     1997                1996                1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $ 23,977,000        $ 35,802,000        $ 44,353,000
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                   952,000           1,048,000             847,000
       Deferred tax expense (benefit)                                   (8,000)           (736,000)            283,000
       Loss on sale of property and equipment                          422,000                   -                   -
       Deferred revenue                                                      -             (63,000)           (229,000)
       Changes in operating assets and liabilities:
         Accounts receivable                                         2,646,000           7,703,000           6,778,000
         Inventories                                                   627,000           4,847,000          (1,258,000)
         Prepaid expenses and other current assets                   2,415,000          (1,438,000)           (398,000)
         Accounts payable                                             (135,000)           (861,000)          1,220,000
         Royalty payable                                              (454,000)         (3,050,000)         (1,174,000)
         Accrued marketing costs                                             -                   -         (11,000,000)
         Accrued research and development                             (184,000)          2,657,000              20,000
         Other accrued expenses                                     (1,521,000)          2,084,000            (350,000)
         Income taxes payable                                         (933,000)          1,642,000            (627,000)
         Amounts due to related parties                               (188,000)           (454,000)           (243,000)
                                                                      ----------          ----------          ---------

     Net cash provided by operating activities                      27,616,000          49,181,000          38,222,000
                                                                    -----------         -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in investment securities                 (14,955,000)           (828,000)          3,158,000
  Purchases of property and equipment                                  (42,000)           (251,000)         (1,884,000)
  Proceeds from sale of property and equipment                       2,000,000                   -                   -
  Decrease in other assets                                              45,000              60,000             290,000
                                                                        -------             -------            -------

     Net cash (used in) provided by investing activities           (12,952,000)         (1,019,000)          1,564,000
                                                                   -------------        ------------         ---------


                                                                                                           (Continued)


SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------------------------------

                                                       1997                1996                1995

CASH FLOWS FROM FINANCING ACTIVITIES -
  Dividends paid on common stock                  $ (16,000,000)      $ (36,000,000)      $ (36,000,000)
                                                  ---------------     ---------------     --------------

     Cash used in financing activities              (16,000,000)        (36,000,000)        (36,000,000)
                                                    -------------       -------------       ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                   (1,336,000)         12,162,000           3,786,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                  33,477,000          21,315,000          17,529,000
                                                     -----------         -----------         ----------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                      $ 32,141,000        $ 33,477,000        $ 21,315,000
                                                   =============       =============       ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION -
    Cash paid during the year for income taxes     $ 12,092,000        $ 20,409,000        $ 22,074,000
                                                   =============       =============       ============

See notes to consolidated financial statements.


SOMERSET PHARMACEUTICALS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1. PRINCIPLES OF CONSOLIDATION AND OPERATIONS

     The consolidated financial statements include the accounts of Somerset Pharmaceuticals, Inc. (the "Company") and its wholly owned subsidiaries, Somerset Pharmaceuticals Holding Company and Somerset Caribe, Inc. The Company is jointly owned by Mylan Laboratories, Inc. and Watson Pharmaceuticals, Inc. ("Watson"), with each owning 50% of the outstanding common stock of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company, incorporate in February 1986, is engaged in the development, testing and marketing of drugs to be used in the treatment of various human disorders. Currently, the Company manufactures (at its facility in Puerto Rico), markets and sells Eldepryl, which is used as a treatment for Parkinson's Disease. The Company had exclusivity relating to the chemical compound Eldepryl for use as a treatment for late stage Parkinson's Disease through June of 1996. In May 1996, the Company received approval from the Food and Drug Administration for Eldepryl capsules and withdrew the tablet form from the marketplace. Competitors entered the marketplace with a generic version of the tablet in August 1996. The loss of exclusivity and the introduction of competitive products could have a material impact on the Company's future operating results.

     The Company is party to an exclusive 14-year agreement (through November 22, 2003) with Chinoin Pharmaceutical Company ("Chinoin") of Budapest, Hungary under which Eldepryl and other new potential drugs resulting from Chinoin research are made available for licensing by the Company. The license agreement required the Company to pay royalties equal to 7% of net sales of Eldepryl including sub-license revenues. During 1996, the license agreement was amended to reduce the Eldepryl royalties to 3.5% o net sales subsequent to May 31, 1996. The Company incurred royalty expense of approximately $2,716,000, $5,917,000, and $8,473,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The license agreement also requires the Company to purchase the main raw material used in the manufacture of Eldepryl from Chinoin through 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Cash and Cash Equivalents - The Company generally considers debt instruments purchased with a maturity of three months or less and investments in money market accounts to be cash equivalents.

     b. Investment Securities - The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997 and 1996, the investment securities were available-for-sale, and there were no material unrealized gains or losses. Proceeds from sales and maturities of investments were $44,973,000 and $4,968,000, respectively, in 1997 and 1995 and realized gains or losses were not material. There were no sales or maturities of investments in 1996. The gain or loss on sale is based on the specific identification method.

     c. Inventories - Inventories are stated at the lower-of-cost or market, with cost determined on a first-in, first-out basis.

     d. Property and Equipment - Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets by the straight-line method. Estimated useful lives are five to seven years for machinery and equipment and furniture and fixtures and was 35 years for the building.

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

     i. Reclassifications - Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

3. INVENTORIES

     Inventories consist of the following at December 31, 1997 and 1996:


                             1997          1998

Raw material            $  461,000     $ 1,083,000
Work in Process              1,000         373,000
Finished goods             615,000         248,000
                        ----------     -----------
Total                    1,077,000       1,704,000
                        ==========     ===========





4. PROPERTY AND EQUIPMENT


Property and equipment consist of the following at December 31, 1997 and 1996:


                                        1997               1996

Land                                $    -            $   300,000
Building                                 -              2,255,000
Machinery and equipment              1,263,000          4,281,000
Furniture and fixtures                  97,000            153,000
                                        -------           -------

                                     1,360,000          6,989,000
Less accumulated depreciation          608,000          2,098,000
                                       --------         ---------

Property and equipment - net         $ 752,000        $ 4,891,000
                                     ==========       ===========

5. SUB-LICENSE OF RIGHTS





     On February 9, 1988, the Company granted a sub-license to its exclusive right and license to use its technology to Draxis Health Inc. (formerly Deprenyl Research Limited) to commercialize certain drugs in Canada for 15 years. The Company receives a royalty of 11% of Draxis Health Inc.'s net sales over the license period.

     Royalty income, net of related royalty expense payable to Chinoin, included in other income for the years ended December 31, 1997, 1996 and 1995 was approximately $261,000, $175,000 and $197,000, respectively.

6. INTANGIBLE ASSETS

     Intangible  assets  primarily  represent the cost of a modification  to the
     terms  of  the  Chinoin   Agreement,   less  accumulated   amortization  of
     $1,639,000, and $1,446,000 at December 31, 1997 and 1996, respectively.

7. CO-PROMOTIONAL AGREEMENT

     In 1990, the Company entered into an agreement with Sandoz Pharmaceuticals Corporation ("Sandoz") to co-promote the product Eldepryl. The agreement required Sandoz, among other things, to expend, at a minimum, a predetermined amount for advertising during each year of the agreement. In December 1994, the Company amended its co-promotional agreement with Sandoz. The amended agreement eliminated certain residual period payments to Sandoz, shortened the term to March 31, 1996, eliminated certain sales force detail requirements and required certain payments to be made to the Company if a predetermined level of sales was not achieved.


     During 1995 the Company entered into an agreement with CoCensys, Inc. ("CoCensys") for the promotion of Elderpryl. The agreement was effective January 1, 1996 and had an initial term of two years. Under the terms of the original agreement, the Company would have compensated CoCensys, based on a predetermined formula that considered both the number of new prescriptions written and the net sales dollars achieved in each quarter. During 1996 and 1997, the agreement was modified with respect to term, new prescriptions and detail calls. During 1997, CoCensys was acquired by Watson. In January 1998, the Company entered into an agreement to pay Watson $4.8 million for the promotion and marketing of Elderpryl during 1998.

     During 1997, 1996 and 1995, the Company expensed (net of any payments required to be made to the Company by Sandoz in 1995) $3,800,000,
     $1,230,000 and $5,304,000, respectively, pursuant to these agreements. Additionally, certain co-promotional fees paid by Sandoz at the commencement of the 1990 agreement were recognized ratably by the Company during the term of the agreement (six years, expiring on March 31, 1996), and certain costs associated with the procurement, negotiating and execution of the agreement by the owners of the Company were incurred by the Company in approximately the same amount.

8. OTHER INCOME

     In November 1994, the Company prevailed in litigation it brought against foreign defendants who were selling and marketing chemical compounds similar to Eldepryl without FDA approval. In late 1997, a final judgment was rendered by the United States Federal District Court. In November 1997, the Company received and recorded as other income approximately $1,225,000 for settlement of the litigation and reimbursement of related costs.

     During November 1997, the Company sold its research and development facility and related equipment with a net book value of approximately $3,422,000 for $3,000,000. The resulting loss of $422,000 is recorded as a reduction in other income. The Company financed in the form of a note $1,000,000 of the sales price. The note receivable is collateralized by the facility and will be collected in 60 monthly installments bearing interest at 8%. Current and non-current portions are included with prepaid expenses and other current assets and other assets, respectively, in the consolidated balance sheet at December 31, 1997.

      9.    INCOME TAXES

          The income tax provision consists of the following for the years ended December 31, 1997, 1996 and 1995:


                                    1997             1996           1995

Current tax expense:
  Federal                          $ 10,283,000     $ 15,257,000   $ 15,625,000
  State                               2,549,000        4,194,000      4,177,000
  Foreign                               100,000          100,000        115,000
                                       --------         --------       --------

                                     12,932,000       19,551,000     19,917,000
                                     -----------     -----------     ----------

Deferred tax expense (benefit):
  Federal                                (7,000)        (669,000)       256,000
  State                                  (1,000)         (67,000)        27,000
                                         -------       ---------         ------

                                         (8,000)        (736,000)       283,000
                                         -------      ----------        -------

Total provision for income taxes   $ 12,924,000     $ 18,815,000   $ 20,200,000
                                   ============     ============   ============






     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred taxes (which are included in "Other Assets" in the balance sheet) at December 31, 1997 and 1996 are as follows:



                                                   1997               1996

Deferred tax assets:
  Deferred compensation                         $ 223,000          $ 557,000
  Inventory valuation allowance                   243,000            230,000
  Chargeback and rebate allowances                593,000            216,000
  Other                                            95,000             37,000
                                                   -------            ------

                                                1,154,000          1,040,000

Deferred tax liabilities - different methods
of accounting between financial and income
tax reporting for amortization                    326,000            220,000

    Net deferred tax assets                     $ 828,000          $ 820,000
                                                ==========         =========

     The statutory federal income tax rate is reconciled to the effective tax rate as follows for the years ended December 31, 1997, 1996 and 1995:


                                              1997           1996        1995

Tax at statutory rate                          35.0 %       35.0 %      35.0 %
State income tax (net of federal benefit)       3.8          3.6         2.8
Tax credits                                    (7.9)        (9.5)       (9.4)
Tollgate tax                                    3.4          4.0         3.9
Other                                           0.7          1.3        (1.0)
                                           ----------    ----------    ---------

Effective tax rate                             35.0 %       34.4 %      31.3 %
                                               ======       ======      ======

Tax credits result principally from operations in Puerto Rico. See Note 13.


10. RELATED PARTY TRANSACTIONS


     The Company incurs expenses for ongoing management services and over a six-year period (which ended March 31, 1996) for specific services related to the procurement, negotiation and execution of the original co-promotion agreement by the owners of the Company. The Company also has other transactions with one or both of its owners as detailed below for the years ended December 31, 1997, 1996 and 1995:

                                             1997          1996         1995

Management fees                           $ 3,348,000  $ 5,076,000  $ 5,370,000
Marketing and advertising                     775,000        -            -
Research and development                       90,000    1,250,000        -
Inventory handling and distribution fees      465,000      519,000      415,000
Rent - equipment and facilities               640,000    1,217,000    1,416,000


11. SIGNIFICANT CUSTOMERS

     The Company had sales to certain customers which individually exceeded 10% of sales. In 1997 sales to five major customers were $15,878,000, $13,498,000, $11,427,000, $8,658,000 and $7,746,000, respectively. In 1996 sales to three major customers were $23,200,000, $21,259,000 and $18,692,000, respectively. In 1995 sales to four major customers were of $23,986,000, $23,467,000, $15,733,000 and $13,111,000, respectively.

12. EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution profit sharing plan covering substantially all employees. Contributions are made at the discretion of the Board of Directors. Additionally, during 1994, the Company initiated a deferred compensation plan for certain key employees. During 1997, the Company terminated the deferred compensation plan. During 1997, 1996 and 1995, the Company recorded expense of $-0-, $954,000 and $83,000, respectively, under these plans. The Company expects to terminate the defined contribution profit sharing plan during 1998 without significant impact on 1998 operating results.

13. CONTINGENCY

     In connection with an examination of the Company's Federal tax returns for the three years ended December 31, 1995, representatives of the Internal Revenue Service (the "Service"), in June 1997, issued to the Company a report that contains proposed adjustments to the Company's use of tax credits under Internal Revenue Code section 936.

     Under  the  proposed   adjustments,   the  Company   could  be  subject  to
     approximately $13 million of additional income tax and interest charges that have not been accrued at December 31, 1997.

     Management believes that the Company has met all of the requirements to qualify for the tax credits available under Internal Revenue Code section 936, and intends to vigorously defend its position on this matter.





                             * * * * * *



          (b) Reports on Form 8-K The Company was not required to file a report on Form 8-K during the quarter ended March 31, 1998.

                                    SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 19, 1998


                                    by  /S/ MILAN PUSKAR
                                            Milan Puskar
                 Chairman, Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ MILAN PUSKAR        June 19, 1998    /S/ DANA G. BARNETT       June 19, 1998
Milan Puskar                             Dana G. Barnett
Chairman, Chief Executive Officer and    Executive Vice President and Director
President
(Principal executive officer)

/S/ LAURENCE S. DELYNN  June 19, 1998    /S/ ROBERT W. SMILEY      June 19, 1998
Laurence S. DeLynn                           Robert W. Smiley
Director                                     Secretary and Director


/S/ PATRICIA A. SUNSERI June 19, 1998   /S/ JOHN C. GAISFORD, M.D. June 19, 1998
Patricia A Sunseri                          John C. Gaisford, M.D.
Vice President and Director                 Director


/S/ C.B. TODD           June 19, 1998  /S/ DONALD C. SCHILLING
C.B. Todd                                  Donald C. Schilling
Senior Vice President and Director         Vice President-Finance
                                           (Principal financial officer)




                                      /S/ FRANK DEGEORGE           June 19, 1998

                                          Frank DeGeorge
                                          Director of Corporate Finance
                                          (Principal accounting officer)

                             EXHIBIT 21



                               Subsidiaries

Name                                                 State of Incorporation
----                                                 ----------------------
Milan Holding, Inc.                                     Delaware
Mylan Inc.                                              Delaware
Mylan Pharmaceuticals Inc.                              West Virginia
Mylan Caribe Inc.                                       Vermont
Bertek Pharmaceuticals, Inc.                            Texas
Bertek, Inc.                                            West Virginia
American Triumvirate Insurance Company                  Vermont
Roderick Corporation                                    Delaware
UDL Laboratories, Inc.                                  Illinois