Form 10-Q
period 1998-06-30
MYLAN LABORATORIES INC
filed 1998-08-06
CIK 69499

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

                   For the quarterly period ended June 30, 1998
                                        OR

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

                           YES   X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                       Outstanding at
       Class of Common Stock                            July 28, 1998
          $.50 par value                                 122,389,664
-------------------------------------------------------------------------------

                  MYLAN LABORATORIES INC. AND SUBSIDIARIES


                                    INDEX




                                                                     Page
                                                                     Number
                                                                    --------

PART I. FINANCIAL INFORMATION

        ITEM 1:  Financial Statements

        Consolidated Balance Sheets - June 30, 1998
           and March 31, 1998                                      2A and 2B

        Consolidated Statements of Earnings - Three
      Months Ended June 30, 1998 and 1997                              3

        Consolidated Statements of Cash Flows - Three
           Months Ended June 30, 1998 and 1997                         4

        Notes to Consolidated Financial Statements -
           Three Months Ended June 30, 1998                       5, 6 and 7

        ITEM 2:       Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                             8, 9 and 10


PART II. OTHER INFORMATION                                            11

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                         June 30,      March 31,
                                                             1998           1998
                                                        Unaudited        Audited
Current Assets:
    Cash and cash equivalents                        $139,111,000   $103,756,000
    Marketable securities                              17,979,000     20,967,000
    Accounts receivable - net                         137,229,000    136,864,000
    Inventories:
        Raw materials                                  66,358,000     63,308,000
        Work in process                                27,525,000     27,858,000
        Finished goods                                 56,149,000     54,875,000
                                                     ------------   ------------
                                                      150,032,000    146,041,000
    Deferred income tax benefit                         9,559,000      7,845,000
  Prepaid and refundable income tax                     7,890,000      7,946,000
    Other current assets                                6,198,000      6,679,000
                                                     ------------   ------------
           Total Current Assets                       467,998,000    430,098,000


Property, Plant and Equipment - at cost               231,749,000    226,319,000
    Less accumulated depreciation                      78,542,000     74,907,000
                                                     ------------   ------------
                                                      153,207,000    151,412,000
Marketable Securities - non-current                    21,131,000     20,974,000
Investment in and Advances to Somerset                 31,801,000     29,721,000
Intangible Assets-net of accumulated amortization     126,855,000    128,745,000
Other Assets                                           89,907,000     86,803,000
                                                     ------------   ------------
Total Assets                                         $890,899,000   $847,753,000
                                                     ============   ============


                 See Notes to Consolidated Financial Statements
                                      -2A-

                      LIABILITIES AND SHAREH0LDERS' EQUITY


                                                      June 30,        March 31,
                                                          1998             1998
                                                     Unaudited          Audited
Current Liabilities:
    Trade accounts payable                        $ 18,817,000     $ 15,957,000
    Current portion of long-term obligations         9,118,000        8,477,000
    Income taxes payable                            18,376,000        5,377,000
    Other current liabilities                       35,069,000       36,635,000
    Cash dividend payable                            4,907,000        4,900,000
                                                  ------------     ------------
           Total Current Liabilities                86,287,000       71,346,000
Long-Term Obligations                               26,417,000       26,218,000
Deferred Income Tax Liability                        3,490,000        5,724,000
Shareholders' Equity:
    Preferred stock, par value $.50 per
        share, authorized 5,000,000 shares,                  -                -
        issued and outstanding - none
    Common stock,  par value  $.50 per  share,  authorized  300,000,000  shares, issued 123,216,807 shares at June 30, 1998 and 123,050,172 shares at March 31,
        1998                                        61,609,000       61,525,000
    Additional paid-in capital                      94,778,000       92,405,000
    Retained earnings                              624,134,000      594,847,000
    Accumulated other comprehensive income              78,000        1,570,000
                                                  ------------
                                                   780,599,000      750,347,000
    Less Treasury stock - at cost, 850,328
        shares at June 30, 1998 and 849,858
        shares at March 31, 1998                     5,894,000        5,882,000
                                                  ------------     ------------
Net Worth                                          774,705,000      744,465,000
                                                  ------------     ------------
Total Liabilities and Shareholders' Equity        $890,899,000     $847,753,000
                                                  ============     ============




                 See Notes to Consolidated Financial Statements

                                                                  -2B-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                    UNAUDITED


                                                 1998          1997
                                                 ----          ----
NET SALES                                $166,718,000  $109,188,000
COST AND EXPENSES:
    Cost of Sales                          81,564,000    61,379,000
    Research and Development               14,084,000    11,691,000
    Selling and Administrative             25,009,000    19,739,000
                                         ------------  ------------
                                          120,657,000    92,809,000
EQUITY IN EARNINGS OF SOMERSET              2,350,000     4,136,000
OTHER INCOME                                4,034,000     1,826,000
                                         ------------  ------------
EARNINGS BEFORE INCOME TAXES               52,445,000    22,341,000
INCOME TAX RATE                                   35%           26%
INCOME TAXES                               18,263,000     5,743,000
                                         ------------  ------------
NET EARNINGS                             $ 34,182,000  $ 16,598,000
                                         ============  ============

EARNINGS PER SHARE:
  Basic                                  $        .28  $        .14
                                         ============  ============
  Diluted                                $        .28  $        .13
                                         ============  ============
Weighted Average Common Shares:
  Basic                                   122,295,000   122,065,000
                                         ============  ============
  Diluted                                 124,078,000   123,039,000
                                         ============  ============

The Company has paid regular quarterly cash dividends of $.04 per share since October 1995.












                 See Notes to Consolidated Financial Statements
                                       -3-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                    UNAUDITED

                                                         1998          1997
                                                         ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Earnings                                    $ 34,182,000  $ 16,598,000
    Adjustments to reconcile net earnings to net
        cash provided from operating activities:
           Depreciation and amortization               5,528,000     5,146,000
           Deferred income taxes                      (3,145,000)      871,000
           Equity in the earnings of Somerset         (2,350,000)   (4,136,000)
           Cash received from Somerset                   270,000     4,556,000
           Allowances on accounts receivable           1,042,000    (4,199,000)
           Other non-cash items                         (250,000)    1,538,000
        Changes in operating assets and liabilities:
           Accounts receivable                        (1,407,000)   12,223,000
           Inventories                                (4,018,000)  (20,396,000)
           Trade accounts payable                      2,860,000    (1,183,000)
           Income taxes payable                       13,055,000    (6,911,000)
           Other operating assets and liabilities     (1,084,000)   (6,526,000)
                                                    ------------- -------------
Net cash provided from(used in)operating activities 44,683,000 (2,419,000) CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment        (5,430,000)   (6,327,000)
    Increase in intangible and other assets           (1,516,000)   (4,307,000)
    Proceeds from investment securities                6,318,000     3,005,000
    Purchase of investment securities                 (5,782,000)   (2,303,000)
                                                    ------------- -------------
Net cash used in investing activities                 (6,410,000)   (9,932,000)
CASH FLOWS FROM FINANCING ACTIVITIES
    Cash dividend paid                                (4,888,000)   (4,882,000)
    Payments on long-term obligations                    (15,000)       (8,000)
    Proceeds from exercise of stock options            1,985,000        80,000
                                                    ------------- ------------
Net cash used in financing activities                 (2,918,000)   (4,810,000)
                                                    ------------- -------------

Net Increase(Decrease) in Cash and Cash Equivalents    35,355,000  (17,161,000)
Cash and Cash Equivalents - Beginning of Period      103,756,000   126,156,000
                                                    ------------- ------------

Cash and Cash Equivalents - End of Period           $139,111,000  $108,995,000
                                                    ============- ============

CASH PAID DURING THE PERIOD FOR:
    Interest                                        $      4,000  $      5,000
    Income Taxes                                    $  8,354,000  $ 15,698,000

                 See Notes to Consolidated Financial Statements
                                       -4-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            THREE MONTH PERIOD ENDED
                                  JUNE 30, 1998

                                    Unaudited

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998 and March 31, 1998 together with the results of operations and cash flows for the interim periods ended June 30, 1998 and 1997. The consolidated results of operations for the three months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report and Report on Form 10-K.

C. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. ("Somerset"), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

      Condensed unaudited financial information of Somerset for the three month periods ended June 30, 1998 and 1997 are as follows: (in thousands)


                                               June 30,            June 30,
                                                 1998                1997

        Net Sales                               $12,630            $17,273
        Costs and Expenses                      (4,902)             (5,247)
        Income Taxes                            (3,175)             (4,155)
                                               -------              ------
        Net Earnings                            $ 4,553            $ 7,871
                                                =======            =======

      The above information represents 100% of Somerset's operations of which the Company has a 50% interest.

D. Under the terms of the Company's supply and distribution agreement with Genpharm Inc. ("Genpharm") relating to sales of ranitidine HCL tablets ("ranitidine") the Company is to share in any benefit that Genpharm receives from its agreement with Novopharm Limited ("Novopharm"). The Company recognized revenue of $26,822,000 in the quarter ended September 30, 1997 in connection with the Genpharm Novopharm arrangement. However, as a result of a dispute between Genpharm and Novopharm relating to

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            THREE MONTH PERIOD ENDED
                                  JUNE 30, 1998

                                    Unaudited



      contract interpretation, the Company has not recognized any additional revenue. Based upon an independent audit, Genpharm has recently initiated suit against Novopharm to resolve and collect any additional funds due.

E. As a result of price increases initiated by the Company during the past six months, the Company has received notification from the Federal Trade Commission that it is investigating whether the Company and others have engaged in activities restricting competition in the manufacture or sale of pharmaceutical ingredients or products. The Company is cooperating fully with the review and is providing all the information requested by the Commission. As with all governmental inquiries the process is inherently uncertain. However, management believes that the Company has acted properly and in full compliance with the Federal Trade Commission Act and all other laws and regulations governing trade and competition in the marketplace, and that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

F. For the quarter ended June 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for recording and disclosing comprehensive income and its components in the financial statements. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. The Company's comprehensive income is compromised of net earnings and the unrealized gain or loss on marketable securities net of tax. The adoption of SFAS 130 had no effect on the Company's consolidated results of operations, financial position or cash flows. The components of comprehensive income during the three months ended June 30, 1998 and 1997 were: (in thousands)


                                         Three Months Ended
                                                une 30,

                                         1998               1997
                                         ----               ----
Net earnings                            $34,182            $16,598
Unrealized (loss)gain on
  marketable securities, net of tax      (1,492)             1,091
Comprehensive Income                    $32,690            $17,689
                                        =======            =======

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            THREE MONTH PERIOD ENDED
                                  JUNE 30, 1998

                                    Unaudited



G. On June 24, 1998 the Company entered into a definitive agreement to acquire Penederm Inc. of Foster City, California. Penederm develops and markets patented topical prescription products.

      The transaction, which is expected to be completed by November 1998, will be accounted for under the purchase method of accounting. Payment of approximately $205,000,000 (based on the closing price of the Company's common stock on June 23, 1998) will be made through the issuance of newly registered common stock of the Company. The transaction is subject to various conditions and regulatory requirements and no assurances can be given that it will be consummated upon the terms proposed, if at all.

H. In August 1997, Key Pharmaceuticals filed suit in the United States District Court for the Western District of Pennsylvania against the Company and certain subsidiaries alleging patent infringement relating to the marketing of its nitroglycerin transdermal system. The Company received FDA approval for its nitroglycerin transdermal system in September 1996 and immediately began marketing the product. The relief sought includes a preliminary and permanent injunction, treble damages along with interest and attorney's fees and expenses. Key Pharmaceuticals' request for a preliminary injunction has been denied. The Company believes the suit is without merit and intends to vigorously defend its position.

                         PART 1 - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

     Net earnings for the quarter ended June 30, 1998 were $34,182,000, representing a 106% increase over the prior year's first quarter. Diluted earnings per share were $.28 for the quarter ended June 30, 1998 compared to $.13 for the prior year's first quarter. Net sales increased 53% to $166,718,000 and gross profit dollars increased by 78% to $85,154,000. Gross profit as a percent of net sales was 51% for the current quarter compared to 44% for the quarter ended June 30, 1997.

     While the improvement from the prior year's first quarter net sales and gross profit was primarily attributable to the Company's core generic product line, the branded and unit dose product lines also realized marked growth. Net sales for Bertek Pharmaceuticals Inc., the Company's branded division, increased by almost 30% from a year ago and unit dose sales increased by almost 40%.

     The most significant improvements came from the Company's core generic product line as a result of 1) higher overall shipment volumes (1.91 billion units versus 1.57 billion units for the same period in the prior year), 2) thirteen product line additions since June 30, 1997, including four new products additions and the reintroduction of glyburide since March 31, 1998, and 3) the favorable impact of selective price increases on fourteen products, seven of which were implemented in the last half of fiscal 1998 and seven more which were implemented during the June 1998 quarter.

     The decision to increase prices was made in light of continued price deterioration and increased costs involved in bringing new products to market, primarily resulting from legal challenges under the Hatch-Waxman Act. The products selected for increase and the amount of the increases were based on numerous factors including, product line contribution, market size, competition, raw material suppliers and manufacturing capacity. The Company has chosen to increase prices in order to ensure the Company's full line of low-cost, effective, quality generic alternatives continues to be available to the American public.

     While these price increases have favorably impacted earnings in the current quarter, the extent if any in future quarters depends upon several factors, some of which are beyond the Company's control. During the quarter ended June 30, 1998, the Company received notice that the Federal Trade Commission (the "FTC"), in light of the price increases, was investigating whether the Company and others had engaged in activities restricting competition in the manufacture or sale of pharmaceutical ingredients or products. The Company is cooperating fully with this investigation and is supplying the documents requested. Management believes that the Company has acted properly and in full compliance with the Federal Trade Commission Act and all other laws and regulations governing trade and competition in the marktetplace. The Company fully intends to (1) assert its positions vigorously with the FTC, (2) fulfill its contractual obligations under existing supply agreements for pharmaceutical ingredients, (3) maintain its current pricing levels for products for which prices have recently been increased, and (4) continue to examine other products to determine if price increases are appropriate. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

      Research and development expenses were $14,084,000 for the quarter ended June 30, 1998, which represents a 20% increase over the first quarter of the prior year. Increased spending was realized in all areas of research: transdermal, innovative compounds and generic.

     The Company is currently in litigation with respect to its previous equity and funding investments in VivoRx, Inc. ("VI") and VivoRx Diabetes, Inc. ("VDI") based upon certain improprieties of which the Company was made aware during the quarter ended June 30, 1998. The Company is continuing to evaluate its options regarding the future funding of certain diabetes research by VDI pursuant to its Exclusive License Agreement with VDI.

      Selling and administrative expenses were $25,009,000 for the quarter ended June 30, 1998, which represents a 27% increase over the first quarter of the prior year. Reflected as a percentage of net sales, these expenses amounted to 15% this quarter and 18% for the quarter ended June 30, 1997. The significant dollar change from the June 1997 quarter is related primarily to 1) advertising and promotions including shelf-stocking programs on generic products which began in the September 1997 quarter, 2) higher legal fees due to patent challenges and
3) payroll and related expenses, principally incentive programs, which are higher than last year given the improvements in operating results.

      Investment and other income was $4,034,000 for the quarter ended June 30, 1998, an increase of $2,208,000 over the prior year's first quarter. The increase is primarily attributable to the increase in cash and short term investments and the earnings related to pooled asset funds.

      The increase in the effective tax rate to 35% for the quarter ended June 30, 1998 from 26% at June 30, 1997 is primarily attributable to the increase in domestic earnings versus Puerto Rico earnings. The Company expects the tax rate to remain relatively unchanged through fiscal 1999.

Liquidity and Capital Resources and Financial Condition

      Working capital increased from $358,752,000 at March 31, 1998 to $381,711,000 at June 30, 1998. The ratio of current assets to current liabilities was 5.4 to 1 at June 30, 1998 compared to 6.0 to 1 at March 31, 1998.

     Net cash provided from operating activities was $44,683,000 for the three months ended June 30, 1998 compared to net cash used in operating activities of $2,419,000 for the three months ended June 30, 1997. This significant change primarily resulted from improved operating results in the current year period and the settlement of the Internal Revenue Service audit and the increase in inventory levels to meet the increase in demand for the Company's products in the prior year period.

Proposed Penederm Merger

      On June 24, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Penederm Incorporated ("Penederm") and the Company's wholly-owned subsidiary, MLI ("MLI"). The Merger Agreement provides for the merger of MLI into Penederm, with Penederm to survive the merger ("the Merger") as a wholly-owned subsidiary of the Company. If the Merger is consummated in accordance with the terms set forth in the Merger Agreement, each share of common stock of Penederm will be exchanged for 0.68 shares of common stock of the Company. Based upon the closing market price of the Company's common stock on June 23, 1998, this transaction is valued at approximately $205,000,000. It is anticipated that a portion of the purchase price will be allocated (upon receipt of a final independent valuation) to in-process research and development and accordingly will result in a charge to earnings upon consummation of the transaction. The Merger, which is expected to close in the third quarter, is subject to the satisfaction of various conditions, including, without limitation, that Penederm's stockholders approve the transaction, that any required regulatory consents or approvals are received, that the registration statement for the registration of the Company's shares to be issued to the Penederm stockholders is declared effective by the Securities and Exchange Commission and that there are no material adverse changes in the business or affairs of either party through the closing date.

Forward Looking Statements

      The statements set forth in this Item 2 under "Results of Operations" concerning the manner in which the Company intends to respond to the FTC investigation and to conduct its operations in the face of this investigation are forward-looking statements. The Company may be unable to realize the plans and objectives described therein due to various important factors, including, but not limited to, the factors described under "Forward Looking Statements" in
Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 1998, or if the FTC concludes, on the basis of its investigation, that the Company has acted improperly.

PART II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K

      (a) 2.1 Agreement and Plan of Merger dated June 24, 1998 by and among the Company, Penederm Incorporated and MLI Acquisition Corp., included as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on June 30, 1998 and incorporated herein by reference.

               10.1 Stock Option Agreement dated June 24, 1998 between the Company and Penederm Incorporated, included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 30, 1998 and incorporated herein by reference.

               10.2 Voting Agreement dated June 24, 1998 among the Company, Gerald and Marcia Weinstein, David Collins, Harvey S. Sadow, Lloyd Malchow, Robert R. Allnut, William Bergman and Joseph E. Smith, included as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on June 30, 1998 and incorporated herein by reference.

               10.3 Alternate Voting Agreement dated June 24, 1998 between the Company and Prince Venture Partners III L.P., included as Exhibit
               99.3 to the Company's Current Report on Form 8-K filed on June 30, 1998 and incorporated herein by reference.

               27.1 Financial Data Schedule.

      (b) Reports on Form 8-K - On June 30, 1998 the Company filed a report on Form 8-K dated June 24, 1998 covering Item 5 thereof regarding the announcement of the acquisition of Penederm Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Mylan Laboratories Inc.
                                               (Registrant)



DATE 7/4/98               /s/ Milan Puskar
     -----------------    -------------------------------------------
                          Milan Puskar
                          Chairman of the Board, Chief
                          Executive Officer and President
                          (Principal executive officer)




DATE 8/4/98              /s/ Donald Schilling
     -----------------   --------------------------------------------
                         Donald C. Schilling
                         Vice President of Corporate Finance
                          (Principal financial officer)