Form 10-Q
period 1998-09-30
MYLAN LABORATORIES INC
filed 1998-11-16
CIK 69499

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

                For the quarterly period ended September 30, 1998

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

                           YES   X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                    Outstanding at
       Class of Common Stock                       November 6, 1998
       ---------------------                       ----------------
          $.50 par value                              128,621,728

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES


                                      INDEX




                                                                    Page
                                                                   Number
                                                                  --------

PART I. FINANCIAL INFORMATION

        ITEM 1: Financial Statements

          Consolidated Balance Sheets - September 30, 1998
           and March 31, 1998                                     2A - 2B

          Consolidated Statements of Earnings - Three and Six
           Months Ended September 30, 1998 and 1997                  3

          Consolidated Statements of Cash Flows - Six
           Months Ended September 30, 1998 and 1997                  4

          Notes to Consolidated Financial Statements -
           Six Month Period Ended September 30, 1998               5 - 7

        ITEM 2: Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                             8 - 11

PART II. OTHER INFORMATION

        ITEM 1: Legal Proceedings                                   12

        ITEM 4: Submission of Matters to a Vote of
                      Security Holders                              12

        ITEM 6:       Exhibits and Reports on Form 8-K              12

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                   September 30,      March 31,
                                                         1998           1998
                                                     Unaudited        Audited
Current Assets:
    Cash and cash equivalents                       $138,223,000   $103,756,000
    Marketable securities                             15,956,000     20,967,000
    Accounts receivable - net                        157,618,000    136,864,000
    Inventories:
        Raw materials                                 67,743,000     63,308,000
        Work in process                               20,095,000     27,858,000
        Finished goods                                63,190,000     54,875,000
                                                    ------------   ------------
                                                     151,028,000    146,041,000
  Deferred income tax benefit                         13,600,000      7,845,000
    Prepaid and refundable income tax                  2,132,000      7,946,000
    Other current assets                               8,355,000      6,679,000
                                                    ------------   ------------
           Total Current Assets                      486,912,000    430,098,000


Property, Plant and Equipment - at cost              234,423,000    226,319,000
    Less accumulated depreciation                     82,119,000     74,907,000
                                                    ------------   ------------
                                                     152,304,000    151,412,000
Marketable Securities, non-current                    20,989,000     20,974,000
Investment in and Advances to Somerset                33,628,000     29,721,000
Intangible Assets-net of accumulated amortization    138,860,000    128,745,000
Other Assets                                          91,735,000     86,803,000
                                                    ------------   ------------
Total Assets                                        $924,428,000   $847,753,000
                                                    ============   ============




                 See Notes to Consolidated Financial Statements
                                      -2A-

                      LIABILITIES AND SHAREH0LDERS' EQUITY



                                                 September 30,       March 31,
                                                          1998            1998
                                                     Unaudited         Audited
Current Liabilities:
    Trade accounts payable                        $ 13,331,000    $ 15,957,000
    Current portion of long-term obligations        18,414,000       8,477,000
    Income taxes payable                             3,495,000       5,377,000
    Other current liabilities                       45,582,000      36,635,000
    Cash dividends payable                           4,912,000       4,900,000
                                                  ------------    ------------
           Total Current Liabilities                85,734,000      71,346,000
Long-Term Obligations                               25,717,000      26,218,000
Deferred Income Tax Liability                        5,665,000       5,724,000
Shareholders' Equity:
    Preferred stock, par value $.50 per
        share, authorized 5,000,000 shares,
        issued and outstanding - none                   -               -
    Common stock, par value $.50 per share,
        authorized 300,000,000 shares, issued
        123,275,067 shares at September 30,
        1998 and 123,050,172 shares at
        March 31, 1998                              61,638,000      61,525,000
    Additional paid-in capital                      95,469,000      92,405,000
    Retained earnings                              656,309,000     594,847,000
    Accumulated other comprehensive
    (expense)income                                  (470,000)       1,570,000
                                                 ------------
                                                   812,946,000     750,347,000
    Less Treasury stock - at cost, 812,828
        shares at September 30, 1998 and
        849,858 shares at March 31, 1998             5,634,000       5,882,000
                                                  ------------    ------------

Net Worth                                          807,312,000     744,465,000
                                                  ------------    ------------
Total Liabilities and Shareholders' Equity        $924,428,000    $847,753,000
                                                  ============    ============




                 See Notes to Consolidated Financial Statements
                                      -2B-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    UNAUDITED

                                  Three Months Ended September 30,    Six Months Ended September 30,
                                  --------------------------------    ------------------------------
                                           1998           1997            1998             1997
                                           ----           ----            ----             ----
REVENUES:
  Net Sales                           $ 177,592,000  $ 127,133,000   $ 344,310,000    $ 236,321,000
  Other Revenues                              -         26,822,000           -           26,822,000
                                      -------------  -------------   -------------    -------------
                                        177,592,000    153,955,000     344,310,000      263,143,000
COST AND EXPENSES:
    Cost of Sales                        85,548,000     71,201,000     167,112,000      132,580,000
    Research and Development             13,382,000     12,124,000      27,466,000       23,815,000
    Selling and Administrative           28,435,000     31,482,000      53,444,000       51,221,000
                                      -------------  -------------   -------------    -------------
                                        114,808,000     93,556,000     207,617,000      181,117,000
                                        127,365,000    114,807,000     248,022,000      207,616,000
EQUITY IN EARNINGS OF SOMERSET            2,142,000      2,456,000       4,492,000        6,592,000
OTHER INCOME                              4,078,000      4,437,000       8,112,000        6,263,000
                                      -------------  -------------   -------------    -------------
EARNINGS BEFORE INCOME TAXES             56,447,000     46,041,000     108,892,000       68,382,000
INCOME TAX RATE                              34%            34%             34%              31%

INCOME TAXES                             19,232,000     15,650,000      37,495,000       21,393,000
                                      -------------  -------------   -------------    -------------
NET EARNINGS                          $  37,215,000  $  30,391,000   $  71,397,000    $  46,989,000
                                      =============  =============   =============    =============
EARNINGS PER SHARE:
  Basic                               $         .30  $         .25   $         .58    $         .39
                                      =============  =============   =============    =============
  Diluted                             $         .30  $         .25   $         .58    $         .38
                                      =============  =============   =============    =============
WEIGHTED AVERAGE COMMON SHARES:
  Basic                                 122,408,000    122,029,000     122,352,000      122,047,000
                                      =============  =============   =============    =============
  Diluted                               123,809,000    123,102,000     123,943,000      123,071,000
                                      =============  =============   =============    =============


                       The Company has paid regular quarterly cash dividends of $.04 per share since October 1995.


                 See Notes to Consolidated Financial Statements
                                       -3-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                    UNAUDITED

                                                        1998           1997
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Earnings                                    $ 71,397,000   $ 46,989,000
    Adjustments to reconcile net earnings to net
        cash provided from(used in)operating activities:
           Depreciation and amortization              11,154,000     10,529,000
           Deferred income taxes                      (4,716,000)    (1,108,000)
           Equity in earnings of Somerset             (4,492,000)    (6,592,000)
           Cash received from Somerset                   585,000      4,989,000
           Allowances on accounts receivable           8,287,000      5,500,000
           Other non-cash items                          323,000        866,000
        Changes in operating assets and liabilities:
           Accounts receivable                       (29,041,000)    (7,982,000)
           Inventories                                (5,181,000)   (31,555,000)
           Trade accounts payable                     (2,626,000)      (817,000)
           Income taxes payable                        3,932,000     (5,115,000)
           Other operating assets and liabilities      7,271,000    (22,682,000)
                                                     ------------  -------------
Net cash provided from(used in)operating activities 56,893,000 (6,978,000) CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment        (8,104,000)   (11,196,000)
    Increase in intangible and other assets           (3,084,000)    (4,465,000)
    Proceeds from investment securities               13,853,000      7,706,000
    Purchase of investment securities                (11,995,000)    (6,776,000)
                                                    -------------   ------------
Net cash used in investing activities                 (9,330,000)   (14,731,000)
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term obligations                 (6,139,000)    (1,416,000)
    Cash dividends paid                               (9,781,000)    (9,764,000)
    Repurchase of Common Stock                             -         (1,507,000)
    Proceeds from exercise of stock options            2,824,000      1,302,000
                                                     ------------   ------------
Net cash used in financing activities                (13,096,000)   (11,385,000)
                                                    ------------   ------------
Net Increase(Decrease)in Cash and Cash Equivalents    34,467,000    (33,094,000)
Cash and Cash Equivalents - Beginning of Period      126,156,000    176,980,000
                                                    -------------   ------------




Cash and Cash Equivalents - Beginning of Period      103,756,000    126,156,000
                                                     ------------  ------------
Cash and Cash Equivalents - End of Period           $138,223,000   $ 93,062,000
                                                     ============  ============

CASH PAID DURING THE PERIOD FOR:
    Interest                                        $    275,000   $    350,000
    Income Taxes                                    $ 38,329,000   $ 27,640,000





                 See Notes to Consolidated Financial Statements
                                       -4-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SIX MONTH PERIOD ENDED
                               SEPTEMBER 30, 1998
                                    Unaudited


A. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and March 31, 1998 together with the results of operations and cash flows for the interim periods ended September 30, 1998 and 1997. The consolidated results of operations for the three and six months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report and Report on Form 10-K.

C. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. The effect of dilutive stock options on the weighted average shares outstanding was 1,401,000 and 1,073,000 for the three months ending September 30, 1998 and 1997 and 1,591,000 and 1,024,000 for the six months ending September 30, 1998 and 1997.

D. Total comprehensive income for the three and six months ended September 30, 1998 and 1997 are as follows: (in thousands)



                                  Three Months Ended      Six Months Ended
                                      September 30,         September 30,
                                      -------------         -------------
                                     1998      1997         1998     1997
                                     ----      ----         ----     ----
Net earnings                       $37,215   $30,391      $71,397   $46,989
Unrealized (loss)gain on
marketable securities, net of tax     (548)    1,625       (2,040)    2,716
                                   -------   -------      -------  -------
Comprehensive Income               $36,667   $32,016      $69,357   $49,705
                                   =======   =======      =======   =======


      Accumulated other comprehensive (expense)income, as reflected on the balance sheet, was comprised solely of the unrealized (loss) or gain on marketable securities net of income tax.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SIX MONTH PERIOD ENDED
                               SEPTEMBER 30, 1998
                                    Unaudited


E. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. ("Somerset"), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized over a 15 year period using the straight line method.

      Condensed unaudited financial information of Somerset for the three and six month periods ended September 30, 1998 and 1997 are as follows: (in thousands)


                     Three Months Ended           Six Months Ended
                        September 30,               September 30,
                        -------------               -------------
                       1998      1997             1998      1997
                       ----      ----             ----      ----
Net Sales             $12,998   $15,110          $25,628   $32,383

Costs and Expenses      5,997     8,007           10,899    13,254

Income Taxes            2,904     2,485            6,079     6,640
                      -------   -------          -------   -------
Net Earnings          $ 4,097   $ 4,618          $ 8,650   $12,489
                      =======   =======          =======   =======

      The above information represents 100% of Somerset's operations of which the Company has a 50% interest.

F. On October 2, 1998 the Company acquired all the outstanding shares of Penederm Inc. through the issuance of approximately 5,900,000 shares of the Company's common stock. Penederm primarily develops and markets patented topical prescription products. Penederm maintains administrative and research and development facilities in Foster City, California. The total purchase price of approximately $205,000,000 included the value of the Company's common stock as well as the value assigned to the Company's options issued in the exchange for all the outstanding Penederm options. The Company plans on recording a one-time charge estimated for the cost of acquired in-process research and development of $150,000,000 in the third quarter. The remaining assets acquired, consisting principally of intangibles are to be amortized over a period not to exceed 25 years. The amounts recorded will be based on a final independent valuation of the net assets acquired.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SIX MONTH PERIOD ENDED
                               SEPTEMBER 30, 1998
                                    Unaudited

G. Under the terms of the Company's supply and distribution agreement with Genpharm Inc. ("Genpharm") relating to sales of ranitidine HCL tablets ("ranitidine") the Company is to share in any benefit that Genpharm receives from its agreement with Novopharm Limited ("Novopharm"). The Company recognized revenue of $26,822,000 in the quarter ended September 30, 1997 in connection with the Genpharm Novopharm arrangement. However, as a result of a dispute between Genpharm and Novopharm relating to contract interpretation, the Company has not recognized any additional revenue related to their agreement. Based upon an independent audit, Genpharm initiated suit against Novopharm to resolve and collect any additional funds due. In response to Genpharm's suit, Novopharm filed counterclaims against both Genpharm and the Company. The Company believes the counterclaims against Genpharm and the Company are without merit and will vigorously defend its position.

H. As a result of price increases in the generic industry the Company received notification from the Federal Trade Commission ("FTC") that it is investigating whether the Company and others have engaged in activities restricting competition in the manufacture or sale of pharmaceutical ingredients or products. The Company is cooperating fully with the inquiry and is providing the information requested by the FTC. The FTC has completed the initial investigative stage of the inquiry. As with all governmental inquiries the duration and outcome is inherently uncertain. However, management believes that the Company has acted properly and in full compliance with the Federal Trade Commission Act and all other laws and regulations governing trade and competition in the marketplace, and that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

I. In August 1997, Key Pharmaceuticals ("Key") filed suit in the United States District Court for the Western District of Pennsylvania against the Company and certain subsidiaries alleging patent infringement relating to the marketing of its nitroglycerin transdermal system. The Company received FDA approval for its nitroglycerin transdermal system in September 1996 and immediately began marketing the product. The relief sought includes a preliminary and permanent injunction, treble damages along with interest and attorney's fees and expenses. On September 25, 1998 Key's request for a preliminary injunction was denied and the suit is currently in the trial stage. The Company continues to believe the suit is without merit and is vigorously defending its position.

                         PART 1 - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
      Net earnings for the three months ended September 30, 1998 were $37,215,000, representing a 22% increase over the same quarter a year ago. Net earnings for the six months then ended were $71,397,000, representing a 52% increase over the same period a year ago. Net sales increased 40% from last year to $177,592,000 for the current quarter and gross profit (net sales less cost of goods sold) as a percentage of net sales increased from 44% last year to 52% this year. For the six month period ended September 30, 1998, net sales increased 46% from the same period last year to $344,310,000 and gross profit as a percentage of net sales increased from 44% last year to 51% this year.

      Improved operating results were realized in all of the Company's operating divisions including a 29% increase in net sales at Bertek Pharmaceuticals Inc., the Company's branded division, due to the addition of five new products and a similar increase in unit dose sales through the UDL Laboratories division. The most significant improvements came from Mylan Pharmaceuticals, Inc., the Company's generic division, primarily as a result of the favorable impact of selective price increases on 14 products, seven of which were implemented in the last half of fiscal 1998 and seven more which were implemented in the quarter ended June 30, 1998. In addition, overall shipment volumes increased to
3.9 billion units for this six month period versus 3.5 billion units for the six month period last year and nine product line additions were made since September 30, 1997.

      The decision to increase prices was made in light of continued price deterioration and increased costs involved in bringing new products to market, primarily resulting from legal challenges under the Hatch-Waxman Act. The products selected for increases and the amount of the increases were based on numerous factors, including product line contribution, market size, competition, raw material suppliers and manufacturing capacity. The Company has chosen to increase prices in order to ensure the Company's full line of low-cost, effective, quality generic alternatives continues to be available to the American public.

      While these price increases have favorably impacted earnings in the current periods, the extent if any in future periods depends upon several factors, some of which are beyond the Company's control. During the quarter ended June 30, 1998, the Company received notice that the FTC, in light of the price increases in the generic market, was investigating whether the Company and others had engaged in activities restricting competition in the manufacture or sale of pharmaceutical ingredients or products (see note H).

      The Company is cooperating fully with this investigation and is supplying the documents requested. Management believes that the Company has acted properly and in full compliance with the Federal Trade Commission Act and all other laws and regulations governing trade and competition in the marketplace. The Company fully intends to (1) assert its positions vigorously with the FTC, (2) fulfill its contractual obligations under existing supply agreements for pharmaceutical ingredients, (3) maintain where possible its current pricing levels for products for which prices have recently been increased, and (4) continue to examine other products to determine if price increases are appropriate. The Company believes the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

      Net earnings were favorably impacted in the three month period ended September 30, 1997 with the recording of $26,822,000 of "Other Revenue" relating to an agreement the Company has with Genpharm for the sale of ranitidine. This income represents the Company's portion of the revenue received by Genpharm from Novopharm under a separate agreement between the two companies for the sale of ranitidine (see note G).

      Research and development expenses of $13,382,000 for the current quarter are 10% higher than the same quarter last year and year to date expenses of $27,466,000 are 15% higher than last year. The Company is committed to funding research projects for branded, generic and transdermal products in order to grow its various product lines.

      The Company is currently in litigation with respect to its equity and funding investments in VivoRx, Inc. and VivoRx Diabetes, Inc.(collectively "VivoRx"), certain VivoRx directors and certain of their affiliated companies. The Company initiated this litigation based upon improprieties which became apparent during the quarter ended June 30, 1998. The litigation is in the early stages of discovery. The Company is continuing to evaluate its options regarding its investments and the future funding of diabetes research pursuant to its Exclusive License Agreement with VivoRx.

      Selling and administrative expenses for the six months ended September 30, 1998 were $53,444,000, which represents a 4% increase over the same period last year. The increase is primarily due to legal expenditures related to patent challenges under the Hatch-Waxman Act and higher payroll and related expenses. These increases were partially off-set by a decrease in advertising and promotional programs which were unusually high in the six month period ended September 30, 1997 due to the launch of ranitidine and other generic products. The decrease in advertising and promotional programs also contributed to the 10% decrease in selling and administrative expenses to $28,435,000 for the three month period ended September 30, 1998, in spite of a significant increase in legal expenses.

      Other income increased 30% to $8,112,000 for the six month period ended September 30, 1998. The improvement is due to the increase in cash and the earnings related to investments, primarily pooled asset funds.

      The change in the effective tax rate to 34% for the six month period ended September 30, 1998 from 31% over the same period last year is primarily attributable to the increase in domestic earnings versus Puerto Rican earnings which are subject to a federal tax credit.

Liquidity and Capital Resources and Financial Condition

      Working capital increased from $358,752,000 at March 31, 1998 to $401,178,000 at September 30, 1998. The ratio of current assets to current liabilities was 5.7 to 1 at September 30, 1998 compared to 6.0 to 1 at March 31, 1998.

      Net cash provided from operating activities was $56,893,000 for the six months ended September 30, 1998 compared to net cash used in operating activities of $6,978,000 for the six months ended September 30, 1997. This improvement resulted primarily from increased net earnings for the six-month period ended September 30, 1998 compared to the six-month period ended September 30, 1997 as well as the collection of funds associated with a receivable from Genpharm recorded in "Other current assets" in the prior year.

Year 2000

The Company has completed an initial review of its critical information technology ("IT") and non-IT operating systems for Year 2000 ("Y2K") compliance. On the basis of this review, management has concluded that the costs of remediation and potential losses related to issues are unlikely to have a material effect on the Company's financial position, results of operation or cash flows.

In assessing potential issues, the Company has taken the following steps to address its IT and non-IT operating systems:

      - Formed a project team across functional departments to complete a review and identify nonconforming systems.

      - Communicated to employees throughout the Company to increase awareness of issues and activate the identification process.

      - Identified critical IT and non-IT nonconforming operating systems and developed a plan to bring these systems into compliance.

      - Corresponded with customers, vendors, service suppliers and financial institutions to verify their readiness.

      - Established a testing program to ensure that such systems are compliant.

      - Developed contingency plans where practical in the event of system failures.

      Because of the continued growth of the Company over the last several years and prior to the formation of the project team, the Company initiated major system conversions to accommodate the physical expansion and increased transaction volume associated with this growth. Many factors were considered during the selection process. While Y2K compliance was one of the factors considered, other factors were equally and significantly more important. Any new systems selected were expected to be Y2K compliant. Due to the recent independent upgrades and replacements of its computer systems to accommodate its growth, the Company has not been required to spend nor does it anticipate spending significant incremental funds to become Y2K compliant. The funds for system conversions will be financed through operating revenue of the Company. Such conversions are currently on schedule and are expected to meet the testing schedule established by the project team. The Company has neither delayed nor anticipates delaying any significant information system projects prior to the year 2000.

      Management believes that the Company has acted with appropriate diligence to address potential Y2K issues and that such issues will not materially affect its business or operations. The Company is, however dependent on third parties, such as its customers, vendors, service suppliers and financial institutions, to make their own systems Y2K compliant. If these entities fail to remedy their Y2K issues, the Company could potentially suffer interruptions in its business operations. These interruptions could potentially delay the Company in its manufacturing or distribution of its products. Furthermore, no assurance can be given that the efforts of the project team will successfully remedy every non-compliant system or foresee the consequences of all Y2K issues.

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

      In addition, the statements under "Liquidity and Capital Resources and Financial Condition-Year 2000" which express the Company's belief that Y2K issues will not have a material adverse effect on the Company may also be forward-looking statements. Factors which could cause the Company to be unable to avoid any material Y2K issues include the failure of its Y2K project team to identify latent or other non-compliant codes or technologies, the failure of any of the customers, vendors, service suppliers or financial institutions with which the Company transacts business to address their own Y2K issues or the ineffectiveness of any contingent plans implemented by the Company to mitigate the effects of interruptions in its business due to Y2K issues.

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings

      There have been no material developments to the information previously disclosed in the Company's periodic filings regarding litigation except for the Key Pharmaceutical ("Key") suit. On September 25, 1998, Key's request for a preliminary injunction was denied and the case is currently in the trial stage. The Company continues to believe that this suit is without merit and is vigorously defending its position at trial.

      Item 4. Submission of Matters to a Vote of Security Holders

      On July 30, 1998 the shareholders overwhelmingly elected the seven directors nominated and the independent auditors of the Company as described in the Company's 1998 Proxy Statement.


      Item 6. Exhibits and Reports on Form 8-K


      (a)      27.1 Financial Data Schedule.

      (b) Reports on Form 8-K - On August 26, 1998 the Company filed reports on Forms 8-K and 8-K/A under Item 5 announcing the filing of the Form S-4 registration statement for the shares required for the acquisition of Penederm Inc.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Mylan Laboratories Inc.
                                  (Registrant)



DATE
                                     Milan Puskar
                                     Chairman of the Board, Chief
                                     Executive Officer and President
                                     (Principal executive officer)



DATE
                                     Donald C. Schilling
                                     Vice President of Finance
                                     (Principal financial officer)