Form 10-Q
period 1998-12-31
MYLAN LABORATORIES INC
filed 1999-02-16
CIK 69499

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

                  For the quarterly period ended December 31, 1998

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

                           YES   X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                             Outstanding at
      Class of Common Stock                                 February 11, 1999
      ---------------------                                 -----------------
         $ .50 par value                                       128,990,169
 -------------------------------------------------------------------------------

                       MYLAN LABORATORIES INC. AND SUBSIDIARIES


                                         INDEX


                                                                Page
                                                                Number
                                                               --------
PART I. FINANCIAL INFORMATION

        ITEM 1: Financial Statements
        Consolidated Statements of Earnings - Three and
           Nine Months Ended December 31, 1998 and 1997           2

         Consolidated Balance Sheets - December 31, 1998
           and March 31, 1998                                     3

        Consolidated Statements of Cash Flows - Nine
           Months Ended December 31, 1998 and 1997                4

        Notes to Consolidated Financial Statements -
           Nine Months Ended December 31, 1998                  5 - 8

        ITEM 2:       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                9 - 14


PART II. OTHER INFORMATION

        ITEM 1: Legal Proceedings                              14 - 16

        ITEM 6: Exhibits and Reports on Form 8-K                  16


SIGNATURES                                                        16

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)

                                    UNAUDITED

                                   Three Months Ended  December 31,   Nine Months Ended  December 31,
                                        1998              1997             1998             1997
                                        ----              ----             ----             ----
REVENUES:
  Net Sales                           $186,195          $129,517          530,505         $365,838
  Other Revenues                          -                 -                -              26,822
                                      --------          --------          -------         --------
                                       186,195           129,517           30,505          392,660
COST AND EXPENSES:
  Cost of Sales                         86,479            75,077          253,591          207,657
  Research and Development              12,274             7,891           39,740           31,707
  Acquired In-Process Research
    and Development                     29,000               -             29,000              -
  Selling and Administrative            35,987            21,239           89,431           72,460
                                       --------          --------         --------          --------
                                       163,740           104,207          411,762          311,824
EQUITY IN EARNINGS OF SOMERSET           1,113             1,839            5,605            8,431
OTHER INCOME                             4,275             3,923           12,387           10,186
                                       --------          --------         --------         --------
EARNINGS BEFORE INCOME TAXES            27,843            31,072          136,735           99,453
INCOME TAXES                            19,689             9,089           57,184           30,482
                                       --------          --------         --------         --------
NET EARNINGS                          $  8,154          $ 21,983         $ 79,551         $ 68,971
                                       ========          ========         ========         ========
EARNINGS PER COMMON SHARE:
 Basic                                $    .06          $    .18         $    .64         $    .57
                                       ========          ========         ========         ========
 Diluted                              $    .06          $    .18         $    .63         $    .56
                                       ========          ========         ========         ========
WEIGHTED AVERAGE COMMON SHARES:
 Basic                                 128,644           122,127          124,449          122,074
                                       ========          ========         ========         ========
 Diluted                               130,339           123,413          126,075          123,185
                                       ========          ========         ========         ========

The Company has paid regular quarterly cash dividends of $.04 per share since October 1995.

                 See Notes to Consolidated Financial Statements





                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                     ASSETS

                                                   December 31,       March 31,
                                                        1998            1998
                                                     Unaudited         Audited
                                                   ------------      -----------
Current Assets:
    Cash and cash equivalents                       $  188,114      $  103,756
    Marketable securities                               17,061          20,967
    Accounts receivable - net                          150,760         136,864
    Inventories:
        Raw materials                                   62,563          63,308
        Work in process                                 18,285          27,858
        Finished goods                                  66,141          54,875
                                                      ----------      ----------
                                                       146,989         146,041
    Deferred income tax benefit                         15,636           7,845
    Prepaid and refundable income tax                      154           7,946
    Other current assets                                12,612           6,679
                                                      ---------      ----------
           Total Current Assets                        531,326         430,098

Property, Plant and Equipment - at cost                239,324         226,319
    Less accumulated depreciation                       86,828          74,907
                                                     ----------      ----------
                                                       152,496         151,412
Marketable Securities, non-current                      21,270          20,974
Investment in and Advances to Somerset                  32,192          29,721
Intangible Assets-net of accumulated
    amortization                                       328,217         128,745
Other Assets                                            92,812          86,803
                                                     ----------      ----------
Total Assets                                        $1,158,313      $  847,753
                                                     ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Trade accounts payable                         $   12,086       $   15,957
    Current portion of long-term obligations           19,195            8,477
    Income taxes payable                                3,247            5,377
    Other current liabilities                          50,354           36,635
    Cash dividend payable                               5,205            4,900
                                                     ----------       ----------
           Total Current Liabilities                   90,087           71,346
Long-Term Obligations                                  25,545           26,218
Deferred Income Tax Liability                          18,731            5,724
Shareholders' Equity:
    Preferred stock, par value $.50 per share,
    authorized 5,000,000 shares, issued and
    outstanding - none Common stock, par value           -                 -
    $.50 per share, authorized 300,000,000
    shares, issued 129,768,394 shares at
    December 31, 1998 and 123,050,172
      shares at March 31,1998                          64,884           61,525
    Additional paid-in capital                        308,423           92,405
    Retained earnings                                 659,272          594,847
    Accumulated other comprehensive
      (expense)income                                   (653)            1,570
                                                      ----------      ----------
                                                    1,031,926          750,347
   Less Treasury stock - at cost, 881,723
      shares at
   December 31, 1998 and 849,858
     shares at March 31, 1998                           7,976            5,882
                                                     ----------       ----------
Net Worth                                           1,023,950          744,465
                                                    -----------       ----------
Total Liabilities and Shareholders' Equity         $1,158,313       $  847,753
                                                    ===========       ==========

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                             (Amounts in thousands)

                                    UNAUDITED


                                                      1998              1997
                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                        $ 79,551      $ 68,971
    Adjustments to reconcile net earnings to net
        cash provided from operating activities:
           Depreciation and amortization                  18,995        15,983
           Deferred income tax benefit                   (10,531)       (2,243)
           Equity in the earnings of Somerset             (5,606)       (8,431)
           Cash received from Somerset                     3,135         5,366
      Allowances on accounts receivable                   13,954         2,967
          Acquired in-process research and development    29,000           -
      Other non-cash items                                   154          (401)
        Changes in operating assets and liabilities:
           Accounts receivable                           (27,029)        4,042
           Inventories                                     1,049       (34,567)
           Trade accounts payable                         (4,338)       (3,043)
           Income taxes payable                            9,561       (11,316)
           Other operating assets and liabilities            256        (2,450)
                                                         --------      --------
Net cash provided from operating activities              108,151        34,878
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment           (11,267)      (19,703)
    Increase in intangible and other assets               (3,397)       (6,760)
    Proceeds from investment securities                   22,801        12,086
    Purchase of investment securities                    (20,611)      (12,489)
  Cost of acquisition net of cash acquired                 1,467          -
                                                         --------       ------
Net cash used in investing activities                    (11,007)      (26,866)
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term obligations                     (6,673)       (4,187)
    Cash dividends paid                                  (14,679)      (14,651)
  Repurchase of common stock                                 -          (2,459)
    Proceeds from exercise of stock options                8,566         2,259
                                                         --------      --------
Net cash used in financing activities                    (12,786)      (19,038)
                                                         --------      --------
Net Increase(Decrease)in Cash and Cash Equivalents        84,358       (11,026)
Cash and Cash Equivalents - Beginning of Period          103,756       126,156
                                                         --------      --------
Cash and Cash Equivalents - End of Period               $188,114      $115,130
                                                         ========      ========
CASH PAID DURING THE PERIOD FOR:
    Interest                                            $    279      $  1,187
    Income Taxes                                        $ 58,157      $ 44,015

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NINE MONTH PERIOD ENDED
                                DECEMBER 31, 1998

                                    Unaudited

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of December 31, 1998 and March 31, 1998 together with the results of operations and cash flows for the interim periods ended December 31, 1998 and 1997. The consolidated results of operations for the three and nine months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1998 Annual Report and Report on Form 10-K.

C. Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. The effect of dilutive stock options on the weighted average shares outstanding was 1,695,000 and 1,286,000 for the three months ended December 31, 1998 and 1997 and 1,626,000 and 1,111,000 for the nine months ended December 31, 1998 and 1997.

D. Total comprehensive income for the three and nine months ended December 31, 1998 and 1997 is as follows: (in thousands)


                                               Three Months        Nine Months
                                                  Ended              Ended
                                                December 31,      December 31,
                                               ------------       ------------
                                              1998      1997     1998     1997
                                              ----      ----     ----     ----
Net earnings                                $ 8,154   $21,983  $79,551  $68,971
Other comprehensive income, net of tax:
  Unrealized (loss)/gain on marketable
    securities                                  (14)   (1,080)  (2,015)   1,684
  Adjustment for gains included in net
    earnings                                   (169)      (43)    (208)     (91)
                                             -------   -------  -------  -------

Comprehensive income                        $ 7,971   $20,860  $77,328  $70,564
                                             =======  =======   =======  =======


      Accumulated other comprehensive expense/income, as reflected on the balance sheet, is comprised solely of the unrealized loss or gain on marketable securities, net of income tax.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NINE MONTH PERIOD ENDED
                                DECEMBER 31, 1998

                                    Unaudited

E. On October 2, 1998, a wholly owned subsidiary of the Company acquired 100% of the outstanding stock of Penederm Inc.("Penederm"). Penederm primarily develops and markets patented topical prescription products. Penederm maintains administrative and research and development facilities in Foster City, California.

      The business combination has been accounted for under the purchase method of accounting. Payment of approximately $207,236,000 was made through the issuance of 5,905,029 shares of the Company's common stock and the assumption of approximately 877,000 stock options granted prior to the transaction. Goodwill and various intangibles acquired total approximately $192,000,000 and are being amortized on a straight-line basis over periods not to exceed 20 years.

      As previously reported, the Company expected to record a one-time charge estimated at $150,000,000 for acquired in-process research and development ("IPR&D") based on a preliminary valuation by an independent expert. However, the Securities and Exchange Commission subsequently issued new guidance relating to the methodology used in determining the value of IPR&D. Based on this new guidance, the Company received a substantially lower final independent valuation for Penederm's IPR&D, which was used as the basis for the one-time charge of $29,000,000 recorded for the quarter ended December 31, 1998.

      The results of Penederm's operations have been included in the Company's Consolidated Statement of Earnings from the date of acquisition. Unaudited pro forma information assuming the acquisition had occurred on April 1, 1997 is as follows, excluding the one-time charge of the $29,000,000 relating to acquired IPR&D: (in thousands except per share data)


                                                   Nine Months Ended
                                                      December 31,
                                             1998                     1997
                                             ----                     ----

Total revenue                              $541,022                 $398,764
Net earnings                               $105,089                 $ 56,492
Diluted earnings per common share          $    .81                 $    .44
Diluted weighted average common shares      130,188                  129,032


      The pro forma financial information is presented for comparative purposes only and does not purport to be indicative of the operating results or financial position that would have occurred had the merger been consummated at the beginning of the periods presented, nor is such information necessarily indicative of the future operating results or financial position of the combined company after the merger.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NINE MONTH PERIOD ENDED
                                DECEMBER 31, 1998

                                    Unaudited

F. Equity in Earnings of Somerset includes the Company's 50% portion of the net earnings of Somerset Pharmaceuticals Inc. ("Somerset"), certain management fees and amortization of intangible assets resulting from the acquisition of Somerset.

      Condensed unaudited financial information of Somerset for the three and nine month periods ended December 31, 1998 and 1997 are as follows: (in thousands)


                      Three Months Ended          Nine Months Ended
                         December 31,                December 31,
                         ------------                ------------
                       1998         1997          1998         1997
                       ----         ----          ----         ----
Net sales            $ 7,146       $12,301       $32,774     $44,684

Cost and expenses      3,383         6,865        14,282      20,119

Income taxes           1,432         1,910         7,511       8,550
                      -------       -------       -------     -------
Net earnings         $ 2,331       $ 3,526       $10,981     $16,015
                      =======       =======       =======     =======


      The above information represents 100% of Somerset's operations of which the Company has a 50% interest.


G. In August 1997, Key Pharmaceuticals ("Key") filed suit in the United States District Court for the Western District of Pennsylvania against the Company and certain subsidiaries alleging patent infringement relating to the marketing of its nitroglycerin transdermal system. The Company received FDA approval for its nitroglycerin transdermal system in September 1996 and immediately began marketing the product. The relief sought includes a preliminary and permanent injunction, treble damages along with interest and attorney's fees and expenses. On September 25, 1998, Key's request for a preliminary injunction was denied. The trial stage of this proceeding is completed and the judge's ruling is forthcoming. The Company continues to believe the suit is without merit and will vigorously defend its position.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             NINE MONTH PERIOD ENDED
                                DECEMBER 31, 1998

                                    Unaudited

H. On December 22, 1998, the Federal Trade Commission ("FTC") filed suit in federal district court for the District of Columbia against the Company. The FTC alleges that the Company violated Section 5(a) of the Federal Trade Commission Act (the "FTC Act") with respect to two generic drugs manufactured and sold by the Company (lorazepam and clorazepate). Specifically, the FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization, and conspiracy to monopolize, arising out of certain agreements involving the supply of raw materials used to manufacture these drugs. The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. The relief sought includes an injunction barring the Company from engaging in conduct that violates
      Section 5(a) of the FTC Act, rescission of certain agreements and disgorgement in excess of $120 million.

      In a parallel case also filed on the same day Attorney Generals for ten states, Connecticut, Florida, Illinois, Minnesota, New York, North Carolina, Ohio, Pennsylvania, Virginia and Wisconsin (the "States"), joined together to file a single lawsuit against the Company in the same court. The complaint filed by the States asserts claims pursuant to
      Section 1 and 2 of the federal Sherman Act against the same parties as those named in the FTC suit and one other distributor not named by the FTC. These claims are analogous to the claims brought by the FTC under
      Section 5(a) of the FTC Act, and are based on similar allegations. The States' complaint also alleges violations of the respective states' competition laws. The States further allege a per se violation of Section 1 of the Sherman Act with respect to the pricing of raw material used in the manufacture of lorazepam (an allegation not made by the FTC). Without specifying a dollar amount, the States seek relief similar to that sought by the FTC and up to treble damages. The complaint was amended in February 1999 to include 22 additional states as plaintiffs.

      The Company is aware of 13 putative class actions filed by private parties in various state and federal courts involving the same conduct alleged in the complaints brought by the FTC and the States, as well as alleged violations of state consumer protection laws. The lawsuits seek an unspecified amount of damages.

      In addition, on January 11, 1999, a class action suit was filed in federal district court for the Western District of Pennsylvania alleging violations of federal securities laws by the Company and certain directors and officers of the Company. The suit alleges that the Company failed to disclose monopolization of certain raw materials used to manufacture lorazepam and clorazepate pursuant to Sections 10(b) and 20 of the Securities and Exchange Act of 1934 and Rule 10 b-5 of the Securities and Exchange Commission. The alleged class period is from February 17, 1998 to December 5, 1998. Without specifying a dollar amount, the suit seeks compensatory damages.

      The Company believes that it has meritorious defenses to the claims in all of these suits and intends to vigorously defend them. Although the Company believes it has meritorious defenses to the claims, an adverse result in these suits could have a material adverse effect on the Company's financial position and results of operations.

                         PART 1 - FINANCIAL INFORMATION

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      On October 2, 1998, the Company completed its acquisition of Penederm Inc. ("Penederm"). The acquisition is being accounted for under the purchase method of accounting. The preceding financial statements reflect 1) the issuance of 5.9 million new shares of the Company's common stock to facilitate the acquisition,
2) the results of Penederm's operations from the date of acquisition, 3) expense resulting from the amortization of intangible assets acquired and 4) a one-time charge of $29 million relating to acquired in-process research and development ("IPR&D").

      Based on a preliminary valuation provided by an independent valuation expert, the Company had anticipated the one-time charge for IPR&D would be approximately $150 million. However, the Securities and Exchange Commission subsequently issued new guidance relating to the methodology used in determining the value of IPR&D, which substantially reduced the final independent valuation.

      As a direct result of the new guidance, the Company recorded goodwill and various other intangible assets of approximately $192 million. This amount is significantly higher than the amounts contemplated in the Company's registration statement on Form S-4 dated August 20, 1998 and will result in future amortization expense being higher than that contemplated in the registration statement by approximately $0.01 per share per quarter.

      All references to per share amounts in this Management's Discussion and Analysis of Financial Condition and Results of Operations are based on diluted common shares.

Results of Operations

      Net earnings for the three months ended December 31, 1998 were $8,154,000 ($.06 per share) representing a 63% decease over the same period a year ago and for the nine months then ended were $79,551,000 ($.63 per share) representing a 15% increase over the same period a year ago. Excluding the one-time charge for acquired IPR&D, net earnings for the quarter ended December 31, 1998 were $37.2 million ($0.29 per share) representing a 69% increase over the same quarter a year ago and the net earnings for the nine months ended December 31, 1998 were $108.6 million ($0.86 per share) representing a 57% increase over the comparable period a year ago.

      Net Sales and Gross Profits

      The improvements in recurring net earnings relate primarily to higher revenues and gross profits. The following table provides total revenues (net sales and other revenues) and gross profit dollars (total revenues less cost of sales) for the Company's primary operating divisions: ($ in millions)


                      Three Months Ended              Nine Months Ended
                         December 31,                    December 31,

                                       Percent                           Percent
                   1998       1997     Change       1998       1997      Change
                   ----       ----     ------       ----       ----      ------
Generic Division
  Revenues        $158.2     $114.6        38%      $472.5    $352.7         34%
  Gross Profit      80.5       45.1        78%       238.7     160.9         48%
  G.P. %             51%        39%                    51%       46%
Branded Division
  Revenues        $ 28.0     $ 14.9        88%      $ 58.0    $ 40.0         45%
  Gross Profit      19.2        9.3       106%        38.2      24.1         59%
  G.P. %             69%        62%                    66%       60%

   The generic division includes Mylan Pharmaceuticals Inc. and UDL Laboratories Inc. The branded division includes Bertek Pharmaceuticals Inc. and Penederm Inc.

      The Company's branded division was favorably impacted by the acquisition of Penederm as previously discussed. Penederm had net sales of $10 million with gross profits of $7.5 million during the quarter ended December 31, 1998. Bertek Pharmaceuticals Inc. achieved 20% revenue growth and improvements in gross profit margins over the prior year three and nine month periods as newer branded product sales replaced the declining wound care product sales.

      The growth in the current three and nine months periods in the Company's generic division resulted primarily from the favorable impact of selective price increases on 14 products, seven of which were implemented in the last half of fiscal 1998 and seven more which were implemented in the quarter ended June 30, 1998. Gross profits resulting from the addition of nine products to the generic product line after December 31, 1997 and higher volume were not sufficient to offset the impact of price deterioration for products marketed prior to December 31, 1997. The Company estimates that such price deterioration resulted in reduced net sales and gross profits of $17.6 million for the three months ended December 31, 1998 and $32.5 million for the nine months ended December 31, 1998 as compared to the same periods in the prior year.

      The decision to increase prices was made in light of continued price deterioration and increased costs involved in bringing new products to market, primarily resulting from legal challenges under the Hatch-Waxman Act. The products selected for increase and the amounts of the increases were based on numerous factors including, product line contribution, market size, competition, raw material suppliers and manufacturing capacity. The Company chose to increase prices and plans to continue to review its products and pricing strategies in order to ensure that the Company's full line of low-cost, effective, quality generic alternatives remain available to the American public.

      In December 1998, actions were commenced by the Federal Trade Commission ("FTC") and ten states, in addition to a number of private actions, which allege violations of federal and state antitrust laws in connection with certain drugs manufactured and sold by the Company (see note H). At issue in the FTC litigation are contracts executed in 1997, between the Company and its raw materials supplier, Profarmaco S.r.l., relating to the active pharmaceutical ingredients used by the Company to manufacture generic versions of clorazepate and lorazepam. The FTC claims that the exclusivity provisions of these contracts violated antitrust laws. The agreements were terminated as of January 1, 1999.

      As referenced above, the Company raised the prices of clorazepate, lorazepam, methyclothiazide and certain other products during late 1997 through June 1998. These increases had a substantial favorable impact on earnings in the nine months ended December 31, 1998. Since June 30, 1998, aggregate prices on these three products described above have dropped by approximately 18%. Due to the highly competitive nature of the generic industry, the Company expects to see continued price deterioration on these products, which could adversely affect the Company's future operating results.

      Research and Development

      Expenditures for research and development were $12.3 million for the quarter ended December 31, 1998 and $39.7 million for the nine months then ended. The Company remains committed to funding research projects for branded, generic and transdermal products in order to grow its various product lines.

      The Company entered into an agreement with Genpharm Inc. to co-develop 15 branded and generic products. The Company will exclusively market and distribute the products in the United States. This transaction was recorded in the quarter ended December 31, 1998.

      Since  1994,  the  Company  has been  providing  funding  to  VivoRx  Inc.
("VivoRx"), a California based research and development company which was pursuing novel diabetes related research. The Company suspended cash funding for periods after March 31, 1998, but continued to accrue $2.5 million per quarter in the June and September 1998 quarters, pending resolution of certain accounting irregularities on the part of VivoRx.

      Litigation has commenced between the Company, VivoRx, certain VivoRx officers and directors, and certain companies owned or controlled by those officers and directors. Based on recent developments in this matter, the Company has determined that it will not provide additional funding to VivoRx under its current management and corporate structure. The decision to discontinue funding of VivoRx may result in the termination of a licensing agreement whereby the Company had secured North American marketing rights to VivoRx technology used in the treatment of diabetes.

      Selling and Administrative Expenses

      Selling and administrative expenses were $36.0 million for the three months ended December 31, 1998 and $89.4 million for the nine months then ended. These amounts represent 69% and 23% increases over the comparable periods a year ago.

      Expenses relating to Penederm of $5.1 million, including amortization expense, are included in the current quarter.

      Legal and professional expenses were $6.8 million for the quarter and $14.7 million year to date this year compared to $2.5 million and $5.9 million for the same periods a year ago. The increase in these costs is primarily due to legal expenditures relating to patent challenges under the Hatch-Waxman Act, legal actions between the Company and VivoRx, and the FTC and related litigation.

      Generic advertising and promotions, including costs related to stocking allowances and similar programs associated with the launch of new generic products were $3.4 million for the quarter and $10.6 million year to date this year compared to $1.8 million and $12.9 million last year.

      Excluding Penederm, payroll and payroll related expenses charged to selling and administrative were $11.0 million for the quarter and $32.9 million year to date compared to $8.9 million and $26.0 million last year.

      Income Tax Expense

      Excluding the one-time charge of $29 million for acquired IPR&D, which is not deductible for income tax purposes, the effective tax rate for the quarter and year to date periods ended December 31, 1998 was 35% and 34% compared to 29% and 31% last year. The primary cause of the increase relates to higher levels of domestic generated income as opposed to income attributable to products manufactured in Puerto Rico for which the Company receives certain federal tax credits.

Liquidity, Capital Resources and Financial Condition

      Working capital increased from $358,752,000 at March 31, 1998 to $441,239,000 at December 31, 1998. The ratio of current assets to current liabilities was 5.9 to 1 at December 31, 1998 compared to 6.0 to 1 at March 31, 1998.

      Net cash provided from operating activities was $108,151,000 for the nine months ended December 31, 1998 compared to $34,878,000 for the same period last year. This improvement resulted primarily from increased net earnings adjusted for non-cash expenses including allowances on accounts receivable and the write-off of acquired IPR&D and the timing of tax payments. The changes in accounts receivable and inventory correspond to the changes in sales of the Company's products.

      The Company's current capital expenditures are being funded through operating profits.

      During the current year, the Company acquired all of the outstanding stock of Penederm. The purchase price of approximately $207,236,000 was satisfied principally through the issuance of the Company's common stock.

      Although the Company believes it has meritorious defenses to the claims in all the suits described in note H, an adverse result in these suits could have a material adverse effect on the Company's business and financial condition, due to the size of the FTC's disgorgement claim and the threat of treble damages sought by the States, as well as possible damages in the other suits. The Company expects to incur substantial costs in defending itself in these actions.

Year 2000

      The Company has completed an initial review of its critical information technology ("IT") and non-IT operating systems for Year 2000 ("Y2K") compliance. Y2K compliance refers to the issue of systems and equipment having date sensitive components being able to recognize the year 2000. On the basis of this review and the processes described below, management believes that the costs of remediation and potential losses related to Y2K issues are unlikely to have a material effect on the Company's financial position, results of operations or cash flows.

      In assessing potential Y2K issues, the Company has or is taking the following steps to address its IT and non-IT operating systems:

      - Formed a project team across functional departments to complete a review and identify nonconforming systems.
      - Communicated to employees throughout the Company to increase awareness of issues and activate the identification process.
      - Identified critical IT and non-IT nonconforming operating systems and developed a plan to bring these systems into compliance.
      - Corresponded with customers, vendors, service suppliers and financial institutions to verify their readiness.
      -  stablished a testing program to ensure that such systems are compliant.
      - Developed contingency plans where practical in the event of system failures.

      Because of the continued growth of the Company over the last several years and prior to the formation of the project team, the Company initiated major system conversions to accommodate the physical expansion and increased transaction volume associated with this growth. Many factors were considered during the selection process. While Y2K compliance was one of the factors considered, other factors were equally and significantly more important. Any new systems selected were expected to be and are believed to be Y2K compliant.

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

      Management believes that the Company has acted with appropriate diligence to address potential Y2K issues. The Company is, however, dependent on third parties, such as its customers, vendors, raw material suppliers, service suppliers which includes energy, water, communication and transportation and financial institutions, to make their own systems Y2K compliant. If these entities fail to remedy their Y2K issues, the Company could potentially suffer interruptions in its business operations. These interruptions could potentially delay the Company in its manufacturing or distribution of some or all its products for an undeterminable amount of time. In addition, the Company could experience the corruption of data in its own internal information systems. Such corruption could lead to temporary interruptions in certain isolated business operations. These interruptions may or may not lead to an adverse impact on the Company's overall business operations.

      The project team continues to evaluate and update contingency plans. These plans are developed based on third party correspondence regarding the status of their Y2K readiness and the results of testing performed on the Company's internal systems. While the project team continues to develop plans for the more likely scenarios of possible business interruptions, there can be no assurance that the project team will identify and develop successful contingency plans for all of the business interruptions that could possibly occur.

Forward Looking Statements

      The statements set forth in this Item 2 under Results of Operations concerning the manner in which the Company intends to conduct its future operations, and potential trends that may impact future results of operations, are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, the factors described under Forward Looking Statements in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

      In addition, the statements in this Item 2 under -Year 2000 which express the Company's belief that Y2K issues will not have a material adverse effect on the Company may also be forward-looking statements. Factors which could cause the Company to be unable to avoid any material Y2K issues include, but are not limited to, the failure of its Y2K project team to identify latent or other non-compliant codes or technologies, the failure of any of the customers, vendors, service suppliers or financial institutions with which the Company transacts business to address their own Y2K issues or the ineffectiveness of any contingent plans implemented by the Company to mitigate the effects of interruptions in its business due to Y2K issues.



                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      In November 1996, Synthecon Inc. filed suit in the Harris County Circuit Court, Harris County, Texas against the Company, VivoRx Inc., et al., alleging the Company has conspired with VivoRx Inc. to deprive Synthecon Inc. of its rights to a product under a license agreement acquired from the National Aeronautics and Space Administration. The suit was seeking unspecified damages. The suit was settled with no payments required by the Company.

      See footnote G and H for information required by Item 1. Additional information relating to securities and competition cases is set forth in the tables below.


Securities cases
                                                                          Date
Name                                                     Jurisdiction     Filed
----                                                                      -----
Frank R. Ieradi, individually and on behalf of all         W.D. Penn     1/11/99
others similarly situated v. Mylan Laboratories, Inc., Milan Puskar, Frank A. DeGeorge, Roderick P. Jackson, and Patricia A Sunseri, CA99-10

Competition cases
                                                                           Date
Name                                                    Jurisdiction      Filed
                                                        ------------      -----
Natalie O. Eldredge, on behalf of herself and all         C.D. Cal.     12/14/98
others similarly situated in the United States of America v. Mylan Laboratories, Inc., Mylan
Pharmaceuticals, Profarmca, and Does 1 through 100, No.
98-10048

Elmer and Ellen McLaughlin, on behalf of themselves and    Sup. Ct.,    12/24/98
all others similarly situated v. Mylan Laboratories,      Yavapi Co.,
Inc., CV980863                                              Ariz.

Richard Tumpowsky, individually and on behalf of all       Sup. Ct.,    12/17/98
others similarly situated v. Mylan Laboratories, and         San
Does 1 through 50, No. 999973                             Francisco
                                                           Co., Cal.
Mary Bullock, on behalf of herself and all others          Sup. Ct.,    12/29/98
similarly situated v. Mylan Laboratories, Inc., Cambrex    San Diego
Corp., Profarmaco S.R.L., Gyma Laboratories of America,    Co., Cal.
Inc., SST Corp., No. 726950

Galloway, Inc., dba Galloway Pharmacy, on behalf of        Sup. Ct.,     1/15/99
itself and all others similarly situated v. Mylan          San Diego
Laboratories, Inc., Cambrex Corp., Gyma Laboratories of    Co., Cal.
America, Inc., No. 727358

Shoshana Datlown on behalf of herself and others           Sup. Ct.,     1/14/99
similarly situated v. Mylan Laboratories, Inc., Cambrex      D.C.
Corp., Gyma Laboratories of America, Inc., CA No.
0000266-99

Lawrence Dearman and Sharon Bouerassa, on behalf of       17th Cir.       1/6/99
themselves and all others similarly situated v. Mylan   Ct., Broward
Laboratories, Inc., Cambrex Corp., Profarmaco S.R.L.,     Co., Fla.
Gyma Laboratories of America, Inc., No. 99000123

Jack A. Masin, Steven Aronson, Elliot Siverman, and       11th Jud.     12/14/98
Frances Silverman, on behalf of themselves and all        Cir. Ct.,
others similarly situated v. Mylan Laboratories, Inc.,    Dade Co.,
Cambrex Corp., Gyma Laboratories of America, Inc., as       Fla.
amended, No. 98:28632CA13

Elaine Dunkel and Mona Lesnick, individually and on        6th Jud.     12/28/98
behalf of all others similarly situated v. Mylan           Cir. Ct.,
Laboratories, Inc., Cambrex Corp., Gyma Laboratories of   Oakland Co.,
America, Inc., as amended, No. 98-011503-CZ                 Mich.

Thomas Kieffer, on behalf of himself and all others        Sup. Ct.,     1/15/99
similarly situated v. Mylan Laboratories, Inc., Mylan     Bergen Co.,
Pharmaceuticals, Profarmca SrL, and Gyma Laboratories        N.J.
of America, Inc., BERL-365-99EM

Nathan Migden, individually and on behalf of all others    Sup. Ct.,      1/8/99
similarly situated v. Mylan Laboratories, Inc., No.        N.Y. Co.,
99600120                                                   N.Y.

Middle Tennessee Teamsters Trust Fund and Arkansas        Chan. Ct.,    12/23/98
Carpenters Health and Welfare Fund, on behalf of          Davidson
themselves and a class of all other similarly situated    Co., Tenn.
third party payors v. Mylan Laboratories, Inc., No. 98-
3833-II

Scenic Bluffs Comm. Health Center, individually and on    Cir. Ct.,     12/22/98
behalf of all others similarly situated v. Mylan          Dane Co.,
Laboratories, Inc., 98CV3286                               Wisc.



Item 6. Exhibits and Reports on Form 8-K

      (a)      Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended December 31, 1998.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Mylan Laboratories Inc.
                                                    (Registrant)

DATE    2/16/99                               /s/ Milan Puskar
       --------                              ----------------------------
                                              Milan Puskar
                                              Chairman of the Board, Chief
                                              Executive Officer and President
                                             (Principal executive officer)



DATE    2/16/99                                /s/ Donald C. Schilling
       --------                               ---------------------------
                                               Donald C. Schilling
                                               Vice President of Finance
                                              (Principal financial officer)