Form 10-K
period 1999-03-31
MYLAN LABORATORIES INC
filed 1999-06-28
CIK 69499

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

          Annual Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934For the fiscal year ended March 31, 1999 Commission File No. 1-9114

                             MYLAN LABORATORIES INC.

(Exact name of registrant as specified in its charter)
                  Pennsylvania                    25-1211621
(State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)
     1030 Century Building
       130 Seventh Street
     Pittsburgh, Pennsylvania                     15222
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

         Yes...X....                          No.......

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of June 22, 1999:
                                        $3,180,346,246

The number of shares of Common Stock of the registrant
     outstanding as of June 22, 1999:
                                           129,153,311

Documents incorporated by reference into this Report are:
  Annual Report to Shareholders for year ended
                                March 31, 1999...       Parts I and II,
                                                        Items 1, 5-8
  Proxy Statement for 1999 Annual Meeting of
                                Shareholders...         Part III, Items 10-13

                                     PART I


     Item 1. Business

     Mylan Laboratories Inc., a Pennsylvania corporation incorporated in 1970, and its subsidiaries (herein referred to collectively as "the Company") are engaged in developing, licensing, manufacturing, marketing and distributing generic and branded pharmaceutical products. References herein to fiscal 1999, 1998 and 1997 shall mean the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

     The   Company   conducts   business   through   its   generic  and  branded
pharmaceutical operating segments. For fiscal 1999, the generic segment represented approximately 88% of revenues and the branded segment represented approximately 12% of revenues. The financial information for operating segments required by Item 1 is hereby incorporated by reference to Note R of the Notes to Consolidated Financial Statements in the accompanying Annual Report to Shareholders for the year ended March 31, 1999.

Generic Segment

     Through its subsidiaries, Mylan Pharmaceuticals Inc. and UDL Laboratories Inc., acquired in fiscal 1996, the Company is recognized as a leader in the generic pharmaceutical industry. Generic drugs are bioequivalent to their brand name counterparts and are generally sold at prices significantly less than branded products. Accordingly, generics provide a safe, effective and cost efficient alternative to users of these products.

     The Company attained its leadership position in the generic industry through its ability to obtain ANDA approvals, uncompromising quality control and devotion to customer service. To build on this position the Company has expanded beyond its traditional solid oral dose products and now offers unit dose, suspensions, liquids, transdermal and extended release products. The investment in research and development and facilities to manufacture products in a variety of delivery systems is one of the many reasons the Company is a leader in the generic industry.

     The Company has entered into strategic alliances with several pharmaceutical companies through distribution and licensing agreements which provide the Company with additional products to broaden the Company's product line. In addition, the Company has entered into product development and licensing agreements, under which the Company has obtained rights to manufacture and distribute additional pharmaceutical products in exchange for funding of drug development activities.

     Due to the non-exclusive nature of generic products, the generic industry is comprised of numerous competitors including manufacturers that market their products under their own names, distributors that market products manufactured by others, and brand name companies that market their products under both the brand name and as the generic substitute. The non-exclusive nature thus allows for significant price competition within the pharmaceutical industry.

Branded Segment

     Pharmaceutical products initially sold on an exclusive basis are known in the industry as proprietary or branded products. These products generally are patent protected when introduced in the marketplace.

     The Company operates its branded segment principally through its Bertek Pharmaceutical Inc. ("Bertek") subsidiary. Bertek's three therapeutic areas of concentration include cardiology, neurology and dermatology. The cardiology focus is built upon Maxzide(R), Clorpres(TM) and Nitrek(R). The Maxzide(R) products were reacquired from American Home Products Corp. ("AHP") in fiscal 1997. Since 1984, these products, which were developed and manufactured by the Company, were marketed by AHP under a worldwide license agreement.

     The Company continues to expand its branded business through internally developed products as well as through product acquisitions. To expand its presence in dermatology, on October 2, 1998, the Company acquired 100% of the outstanding stock of Penederm Inc. ("Penederm"). Penederm develops and markets through Bertek patented topical prescription products. The current product portfolio consists of Avita(R), Mentax(R), and Acticin(R). Penederm maintains administrative and research and development facilities in Foster City, California.

New Product Approvals

     The Company is required to secure and maintain the U.S. Food and Drug Administration's ("FDA") approval for the products it desires to manufacture and market. The FDA grants such approval by approving Company submitted Abbreviated New Drug Applications ("ANDAs") for generic drug products and New Drug Applications ("NDAs") for branded drug products.

     During  fiscal  1999,  the  Company  received  ten  final  ANDA  approvals:
Clomipramine HCl Capsules, Hydroxychloroquine Sulfate Tablets, Nystatin Oral Suspension, Glyburide Tablets, Ranitidine Tablets, Acyclovir Tablets, Clonazepam Tablets, Etodolac 500mg. Tablets, Albuterol Sulfate Syrup, and Extended Phenytoin Sodium Capsules. Presently, the Company has before the FDA 35 ANDAs pending final approval.

     Also in fiscal 1999, the Company was awarded by the FDA a NDA approval for its wound care product Sulfamylon(R). Presently, the Company has nine Investigational New Drug (IND) applications filed with the FDA for new innovator compounds. An IND is the result of a successful preclinical development program and becomes part of the final NDA.

Products

     The information on the Company's product line set forth on pages5-13 and 18 of the accompanying Annual Report to Shareholders for the year ended March 31, 1999 is incorporated herein by reference. For fiscal 1999, sales of the Company's antianxiety product group accounted for approximately 22% of revenues.

     During fiscal 1999, 1998 and 1997, the Company expensed $61,843,000, $46,278,000, and $42,633,000 for research and development. The Company's research and development efforts are conducted primarily to qualify the Company to manufacture ethical pharmaceuticals under FDA standards and approval. Recently this has included increased spending for innovative compounds and transdermal delivery system technology. Typically research expenses related to the development of innovative compounds and the filing of NDAs are significantly higher than those associated with ANDAs. As the Company continues to develop these products, research expenses related to their development will continue to increase.

Customers and Marketing

     The Company sells its products to proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers and public and governmental agencies. Three customers accounted for approximately 15%, 14%, and 11% of net sales in fiscal 1999 and 13%, 12%, and 11% of net sales in fiscal 1998. No single customer represented more than 10% of net sales in fiscal 1997.

     Generic pharmaceutical products are marketed to pharmaceutical wholesalers and distributors and certain food and drug store chains. These customers in turn market to retailers, managed care entities, hospitals, government agencies and consumers. Generic products involve limited public promotion. Approximately 80 employees are engaged in selling and servicing generic customers.

     Branded pharmaceutical products are marketed directly to health care professionals. Approximately 200 employees are engaged in marketing, selling and servicing branded customers.

Competition

     With respect to each of the generic products it sells, the Company believes it is usually subject to active competition from numerous companies. The four primary means of competition are service, product quality, FDA approval and price. The competition experienced by the Company varies among the markets and classes of customers. The Company has experienced additional competition from brand-name competitors that have entered the generic pharmaceutical industry by creating generic subsidiaries, purchasing generic companies or licensing their products prior to or as their patents expire.

     In addition to the increase in the number of competitors, the consolidation of the Company's customers through mergers and acquisitions, along with the emergence of large buying groups representing independent pharmacies and health maintenance organizations, have contributed to severe price deterioration for many of the Company's generic products. While the Company has increased unit volume of its generic products through specialized marketing programs, this has not fully offset the price declines the Company has experienced.

     Severe price declines for generic products over the last several years, along with the increased costs in bringing new generic products to market, led the Company to an extensive evaluation of its operations. This ongoing evaluation includes assessing the Company's relationship with key customers and suppliers, production capacity and product level contributions. One of the key conclusions of this evaluation was the determination that changes in the Company's generic pricing practices were needed.

     In the second half of fiscal 1998, the Company raised prices on seven generic products. During fiscal 1999, the Company raised prices on 22 additional products. While these price increases had a favorable impact on net earnings, such impact, if any in the future, will be affected by many factors including customer acceptance and the response by both existing and potential competitors as well as by both existing and potential suppliers. The Company intends to continue to work closely with its customers and suppliers to ensure that its full line of generic products continues to be available as a cost effective alternative to the innovator products.

     In the branded segment, the Company faces competition from other branded and generic pharmaceutical companies that offer products which, while having different properties, are intended to provide similar benefits to the consumers.

Product Liability

     Product liability suits by consumers represent a continuing risk to firms in the pharmaceutical industry. The Company strives to minimize such risks by adherence to stringent quality control procedures. Although the Company carries insurance, it believes that no reasonable amount of insurance can fully protect it against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption.

Raw Materials

     The active chemical ingredients and other materials and supplies used in the Company's pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, in some cases, the raw materials needed by the Company to manufacture pharmaceutical products are available from a single FDA-approved supplier. Even where more than one supplier exists, the Company may elect to list and in some cases has only listed one supplier in its applications with the FDA. New suppliers of the active ingredients in drugs must be approved by the FDA. Accordingly, in the event of an interruption, any change in a supplier not previously approved requires FDA approval, which may take several months.

     In addition, recent and pending regulatory actions may make it more difficult for the Company and other generic pharmaceutical manufacturers to obtain commitments from foreign suppliers for raw materials prior to the expiration of patents on branded products. The unavailability of such raw materials could also impede the Company in its efforts to develop and obtain FDA approval to manufacture and market new generic pharmaceutical products.

Regulation

     The Company's operations are subject to regulation under the Federal Food, Drug and Cosmetic Act, pursuant to which government standards as to "good manufacturing practice", product content, purity, labeling, effectiveness and record keeping (among other things) must be observed. In this regard, the FDA has extensive regulatory powers over the activities of pharmaceutical manufacturers including the power to seize and prohibit the sale of noncomplying products and to halt operations of noncomplying manufacturers.

     In addition to the extensive regulation the Company faces under the Federal Food, Drug and Cosmetic Act, other regulations have also affected the generic approval process. In June 1995, the Uruguay Round Agreements Act ("URAA") took effect which extended patent terms pursuant to the General Agreements on Tariffs and Trade. The extension of patent terms has delayed and is expected to continue to delay the introduction of generic products by the Company.

     While URAA has already extended patent terms, the brand companies have further delayed the approval of new generic products by filing patent infringement suits under the Hatch-Waxman Act. The Company upon filing an ANDA with the FDA must make one of five certifications with respect to innovator patents. If the company certifies that its generic product is not infringing or that a patent is invalid, the patentee can file suit. Brand companies now use this certification process to prevent generic companies from introducing competing generic products by bringing suit for alleged patent infringement. Once a suit is filed, the FDA is prohibited from approving the ANDA for thirty months or until the suit is litigated or settled. Along with delaying the approval of generic products, the cost of bringing a new generic product to market has risen substantially as the number of these suits and the cost of defending them continues to increase. All such suits settled to date have been on terms favorable to the Company. However, until the laws are changed, the Company expects this type of suit will continue since it has proven a very effective way for brand companies to delay generic competition.

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

Employees
     The Company employs approximately 2,100 persons, approximately 1,050 of whom serve in clerical, sales and management capacities. The remaining are engaged in production and maintenance activities.

     The production and maintenance employees at the Company's manufacturing facilities in Morgantown, West Virginia, are represented by the Oil, Chemical and Atomic Workers International Union (AFL-CIO) and its Local Union 8-957 under a contract which expires April 5, 2002.

Backlog

     At March 31, 1999, the uncompleted portion of the Company's backlog of orders was approximately $7,388,000 as compared to approximately $19,899,000 at March 31, 1998 and $10,410,000 at March 31, 1997. Because of the relatively short lead time required in filling orders for its products, the Company does not believe these backlog amounts bear a significant relationship to sales or income for any full twelve-month period.



Item 2. Properties

     The Company operates from various facilities in the United States and Puerto Rico which have an aggregate of approximately 1,281,000 square feet.

     Mylan Pharmaceuticals Inc. owns production, warehouse, laboratory and office facilities in three buildings in Morgantown, West Virginia containing 473,000 square feet. Mylan Pharmaceuticals operates two distribution centers: a 166,000 square foot center in Greensboro, North Carolina which it owns and a 38,000 square foot center in Reno, Nevada which it operates under a lease expiring in 2002. A new sales and administration facility containing approximately 65,000 square feet and an additional production area of approximately 11,000 square feet are currently under construction in Morgantown, West Virginia.

     Mylan Inc. owns a production and office facility in Caguas, Puerto Rico containing 115,000 square feet and a production facility in Cidra, Puerto Rico containing 32,000 square feet.

     Bertek  Pharmaceuticals,   Inc.  owns  production,   warehouse  and  office
facilities in two buildings in Sugar Land, Texas containing 70,000 square feet.

     Mylan Technologies Inc. owns production, warehouse, laboratory, and office facilities in three buildings in Swanton and St. Albans, Vermont containing 118,000 square feet. Mylan Technologies Inc. also operates a coating and extrusion facility in St. Albans containing 71,000 square feet under a lease expiring in 2015.

     UDL Laboratories Inc. owns production, laboratory, warehouse, and office facilities in three buildings in Rockford, Illinois and Largo, Florida containing 123,000 square feet. UDL also leases a warehouse facility in Rockford containing 41,000 square feet under a lease expiring in 2005.

     Penederm  Inc.  maintains   administrative  and  research  and  development
facilities in two buildings in Foster City, California containing 27,000 square feet under leases expiring in 2003.

     The Company's production equipment includes that equipment necessary to produce and package tablet, capsule, aerosol, liquid, transdermal and powder dosage forms. The Company maintains seven analytical testing laboratories for quality control.

     The Company's production facilities are operated primarily on a two-shift basis. Properties and equipment are well maintained and adequate for present operations.
     The Company's corporate offices, approximately 7,000 square feet, are located at 1030 Century Building, 130 Seventh Street, Pittsburgh, Pennsylvania, and are occupied under a lease expiring in 2000.

Item 3. Legal Proceedings

     In August 1997, Key Pharmaceuticals filed suit in the United States District Court for the Western District of Pennsylvania against the Company and certain subsidiaries alleging patent infringement relating to the marketing of its nitroglycerin transdermal system. The relief sought included a preliminary and permanent injunction, treble damages along with interest and attorney's fees and expenses. All claims and counterclaims were dismissed during fiscal 1999 pursuant to a settlement between the companies. The Company continues to manufacture and market its nitroglycerin transdermal system in accordance with the settlement.

         In March  1999,  a  subsidiary  of the  Company  entered  into  binding
arbitration  related  to  a  dispute  with  KaiGai  Pharmaceutical,   Co.,  Ltd.
("KaiGai"). The dispute arose out of a license and supply agreement for nitroglycerin transdermal patches that both companies have asserted has been breached by the other party. KaiGai seeks damages in excess of $20,000,000. The Company believes the action against it is without merit and intends to vigorously defend its position.

     In June 1998, the Company filed suit in the Los Angeles Superior Court against VivoRx Inc. ("VI"), VivoRx Diabetes, Inc. ("VDI") and certain directors. The Company's suit alleges the defendants have been guilty of fraud, mismanagement, abuse of authority, unfairness to the Company and other shareholders and have wasted and misapplied the property of VI and VDI. In March 1999, VI, VDI and certain directors filed an answer to and cross-complaint in Los Angeles Superior Court against the Company. The cross-complaint alleges negligence, misrepresentation, fraud, breach of contract, and tortuous inducement of breach of fiduciary duty. The suit seeks unspecified compensatory and punitive damages. With respect to the cross-complaint the Company believes the suit is without merit and intends to vigorously defend its position.

     Upon motions made by the Company, certain disputes relating to the exclusive licensing agreement between VI, VDI and the Company were referred to a separate arbitration proceeding to be conducted under the auspices of the American Arbitration Association. Such proceeding concluded in April 1999 and on May 18, 1999, the Company received notice of the arbitrator's decision.

     Under the terms of the arbitration award, the Company is required to fund approximately $10 million for research and development performed by VI subsequent to March 31, 1998. In turn, the Company was permitted, at its election, either to (1) continue in effect and continue funding the exclusive licensing agreement between the parties, or (2)terminate its rights under the agreement and receive payment from VI of approximately $18 million, representing 50% of the amounts it has funded for research and development to date (including the $10 million discussed above). The Company elected to terminate the agreement and, therefore, VI must pay to it the amounts due, plus interest, in five annual installments commencing October 1, 2000. This obligation is to be secured by a security interest in VI's diabetes-related U.S. patents.

     As a result of this award, the Company recorded the effects of the $10 million funding obligation discussed above in its fiscal 1999 financial statements as research and development expense. The $18 million required to be paid by VivoRx will be recognized as income when realized.

     Various other disputes between the Company and VI, VDI and other parties remain the subject of on-going litigation. While it is not feasible to predict the ultimate outcome of this litigation, it is the opinion of management that the ultimate outcome will not have a material adverse effect on the Company's operations or its financial position.


         In May 1998, Genpharm Inc. filed in the general division of Ontario Court, Canada, a statement of claim against Novopharm Limited and Granutec, Inc. ("Novopharm"). The claim was filed to resolve contract interpretation issues and collect additional funds due relating to an agreement between the parties for the sale of ranitidine. In July 1998, Novopharm filed a counterclaim against Genpharm and the Company seeking damages of up to $60,000,000. The Company was named in the counterclaim due to its agreement with Genpharm in which it shared in profits derived from the product ranitidine. The Company believes the counterclaim is without merit and intends to vigorously to defend its position.

     On December 22, 1998, the Federal Trade Commission ("FTC") filed suit in federal district court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize, arising out of certain agreements involving the supply of raw materials used to manufacture two drugs. The FTC also sued in the same case the foreign suppliers of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company has agreed to indemnify these parties.

     The Company is a party to other suits involving the Attorneys General from 33 states and more than 20 putative class actions that allege the same conduct alleged in the FTC suit as well as alleged violations of state consumer protection laws. A qui tam action was commenced by a private party in the U.S. District Court for the District of South Carolina proportedly on behalf of the United States alleging violations of the False Claims Act and other statues. The relief sought by the FTC includes an injunction barring the Company from engaging in the challenged conduct, recision of certain agreements and disgorgement in excess of $120,000,000. The states and private parties seek similar relief, treble damages and attorneys' fees. In addition, a class action suit was filed alleging violations of federal securities laws by the Company and certain directors and officers of the Company.
Without specifying a dollar amount, the suit seeks compensatory damages.

     Since the date of the filing of the Company's quarterly report of Form 10-Q for the quarter ended December 31, 1998, there have been no material developments in these proceedings except as described below. The Company has filed motions to dismiss the FTC and State Attorneys' General cases as well as the federal securities case filed in U.S. Federal District Court for the Western District of Pennsylvania. The Company has also filed motions to dismiss five of the suits commenced by private parties. In addition, two other private actions have been dismissed.

     The Company believes that it has meritorious defenses to the claims in all FTC and related suits and intends to vigorously defend them. Although the Company believes it has meritorious defenses to the claims, an adverse result in these suits could have a material adverse effect on the Company's financial position and results of its operations.

     The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such proceedings, it is the opinion of management that the outcome of these suits will not have a material adverse effect on the Company's operations, financial position, or liquidity.


Item 4. Submission of Matters to a Vote of Security Holders

               Not applicable.



EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are as follows:

    Milan Puskar                  64      Chairman, Chief Executive Officer and
                                              President
    Dana G. Barnett               58      Executive Vice President
    Louis J. DeBone               53      Senior Vice President
    Roger L. Foster               52      Vice President and General Counsel
    Roderick P. Jackson           59      Senior Vice President
    Donald C. Schilling           49      Vice President-Finance
    Patricia A. Sunseri           59      Vice President-Investor and
                                              Public Relations
    Robert W. Smiley              77      Secretary

     Mr. Puskar was employed by the Company from 1961 to 1972 and served in various positions, including Secretary-Treasurer, Executive Vice President and a member of the Board of Directors. From 1972 to 1975, Mr. Puskar served as Vice President and General Manager of the Cincinnati division of ICN Pharmaceuticals Inc. In addition, he has served as a partner in several pharmaceutical firms in foreign countries and is currently a director of VivoRx, Inc., Santa Monica, California; West Virginia University Foundation, Morgantown, West Virginia; and Duquesne University, Pittsburgh, Pennsylvania. Mr. Puskar has served as President of the Company since 1976 and as Vice Chairman of the Board since 1980. He was elected Chairman of the Board and Chief Executive Officer in November 1993.

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

     Mr. DeBone has been employed by the Company since September 1987. Prior to assuming his present position in May 1999, he served as Vice President-Operations and Vice President-Quality Control. Since February 1997, he has also served as President of Mylan Technologies Inc. He was previously employed with the Company from March 1976 until June 1986 as Director of Manufacturing.

     Mr. Foster has been employed by the Company since May 1984. Prior to assuming his present position in June 1995 as Vice President and General Counsel he served as Director of Legal Services and as Director of Governmental Affairs.

     Mr. Jackson has been employed by the Company since March 1986. Prior to assuming his present position in October 1992 as Senior Vice President, he served as Vice President-Marketing and Sales.


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

     Mr. Smiley has been the Secretary and a member of the Board of Directors of the Company for over 23 years. He joined the law firm of Doepken Keevican & Weiss Professional Corporation in October, 1992, which law firm provided legal services to the Company in fiscal 1999. Previously, he was a partner of Smiley, McGinty & Steger for more than five years.

         No family relationships exist between any of the above executive officers. Officers of the Company serve at the pleasure of the Board of Directors.



                                     PART II


Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters

     The information required by Item 5 is hereby incorporated by reference to pp. 21 and 49 of the accompanying Annual Report to Shareholders for the year ended March 31, 1999.

Item 6. Selected Financial Data

     The information  required by Item 6 is hereby  incorporated by reference to
p. 21 of the accompanying Annual Report to Shareholders for the year ended March 31, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required by Item 7 is hereby incorporated by reference to pp. 22-29 of the accompanying Annual Report to Shareholders for the year ended March 31, 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk The information required by Item 7A is hereby incorporated by reference to p. 28 of the accompanying Annual Report to Shareholders for the year ended March 31, 1999. Item 8. Financial Statements and Supplementary Data The information required by Item 8 is hereby incorporated by reference to pp.
30-49 of the accompanying Annual Report to Shareholders for the year ended March 31, 1999.


Item 9. Changes in and Disagreements with
        Accountants on Accounting and Financial Disclosure

     Not applicable.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information as to directors required by Item 10 is hereby incorporated by reference to pp. 2 and 3 of the Company's 1999 Proxy Statement. Information concerning executive officers is provided in PART I of this report under the caption "Executive Officers of the Registrant".

Item 11. Executive Compensation

     The information required by Item 11 is hereby incorporated by reference to pp. 8-10 of the Company's 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by Item 12 is hereby incorporated by reference topp. 4 and 5 of the Company's 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information required by Item 13 is hereby incorporated by reference to
p. 2 of the Company's 1999 Proxy Statement.



                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  List of Financial Statements

                                                                 Annual Report
                                                                     Page
                                                                    Number
         INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS:
         Consolidated Balance Sheets..............................  30-31
         Consolidated Statements of Earnings......................     32
         Consolidated Statements of Shareholders' Equity and
           Comprehensive Earnings.................................     33
         Consolidated Statements of Cash Flows....................  34-35
         Notes to Consolidated Financial Statements...............  36-48
         Independent Auditors' Report.............................     48





            2.  Financial Statement Schedules

                    The information required by this Item is incorporated herein by reference to Exhibit 99. All other schedules have been omitted because they are not required or the information can be derived from the Consolidated Financial Statements included in the accompanying Annual Report to Shareholders for the year ended March 31, 1999.


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

                (10)(a)Mylan Laboratories Inc. 1986 Incentive Stock Option Plan,
                        as amended to date, filed as Exhibit 10(b) to Form 10-K for fiscal year ended March 31, 1993 and incorporated herein by reference.

                (b) "Salary Continuation Plan" with Milan Puskar, Dana G. Barnett and C.B. Todd each dated January 27, 1995 and filed as Exhibit 10(b) to Form 10-K for fiscal year ended March 31, 1995 and incorporated herein by reference.

                (c) "Salary Continuation Plan" with Louis J. DeBone dated March 14, 1995 filed as Exhibit 10(c) to Form 10-K for fiscal year ended March 31, 1995 and incorporated herein by reference.

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

                (k)     Mylan Laboratories Inc. 1997 Incentive Stock
                              Option Plan filed as Annex A to the 1998 Proxy Statement and incorporated herein by reference.

                (l)     Mylan Laboratories Inc. 1992 Nonemployee Director
                              Stock  Option Plan,  as amended to date,  filed as
                              Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.

                (m) "Salary Continuation Plan" with Roderick P. Jackson dated March 14, 1995 and Amendment No. 1 dated April 1, 1999, filed herewith.



                (13)    Fiscal 1999 Annual Report to Shareholders which, except
                         for those portions incorporated by reference, is furnished solely for the information of the Securities and Exchange Commission and is not deemed to be "filed".



                (21)    Subsidiaries of the registrant, filed herewith.



                (23)    Consents of Independent Auditors, filed herewith.



                (27)    Financial Data Schedule, filed herewith.

                (99)    Consolidated    financial    statements    of   Somerset
                        Pharmaceuticals, Inc. for years ended December 31, 1998, 1997, and 1996, filed herewith.



                (b)     Reports on Form 8-K

                        The  Company  was not  required to file a report on Form
                       8-K during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 23, 1999


               by /S/ MILAN PUSKAR
                  Milan Puskar
                        Chairman, Chief Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/S/ MILAN PUSKAR        June 23, 1999   /S/ DANA G. BARNETT        June 23, 1999
------------------------                ---------------------------
Milan Puskar                                       Dana G. Barnett
Chairman, Chief Executive Officer and President    Executive Vice President
(Principal executive officer)                      and Director


/S/ LAURENCE S. DELYNN  June 23, 1999   /S/ ROBERT W. SMILEY       June 23, 1999
------------------------                ---------------------------
Laurence S. DeLynn                                 Robert W. Smiley
Director                                           Secretary and Director


/S/PATRICIA A. SUNSERI  June 23, 1999   /S/JOHN C. GAISFORD,M.D.   June 23, 1999
------------------------                ---------------------------
Patricia A. Sunseri                                John C. Gaisford,M.D.
Vice President and Director                        Director


/S/ C.B. TODD           June 23, 1999   /S/ DONALD C. SCHILLING    June 23, 1999
------------------------                ---------------------------
C.B. Todd                                          Donald C. Schilling
Director                                           Vice President-Finance
                                                   (Principal financial officer)


                                        /S/ Frank A. DeGeorge      June 23, 1999
                                        ---------------------------
                                                  Frank A. DeGeorge
                                                  Director of Corporate Finance
                                                  (Principal accounting officer)