Form 10-Q
period 1999-06-30
MYLAN LABORATORIES INC
filed 1999-08-16
CIK 69499

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

               For the quarterly period ended June 30, 1999
                                    OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OR THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________to __________

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

                           YES   X                            NO
                               -----                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                        Outstanding at
        Class of Common Stock                           August 11, 1999
        ---------------------                           ---------------
            $.50 par value                                129,186,122

              MYLAN LABORATORIES INC. AND SUBSIDIARIES


                               INDEX


                                                                     Page
                                                                    Number
                                                                    ------

PART I. FINANCIAL INFORMATION

        ITEM 1: Financial Statements

           Consolidated Statements of Earnings - Three
             Months Ended June 30, 1999 and 1998                       2

           Consolidated Balance Sheets - June 30, 1999
             and March 31, 1999                                        3

           Consolidated Statements of Cash Flows - Three
             Months Ended June 30, 1999 and 1998                       4

           Notes to Consolidated Financial Statements -
             Three Months Ended June 30, 1999                        5 - 9

        ITEM 2:       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                    10 - 16

        ITEM 3: Quantitative and Qualitative Disclosures
                      About Market Risk                               16

PART II. OTHER INFORMATION

        ITEM 1: Legal Proceedings                                   16 - 18

        ITEM 6: Exhibits and Reports on Form 8-K                      18


SIGNATURES                                                            18

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                     (In thousands except per share amounts)

                                    UNAUDITED



                                                        1999           1998
                                                        ----           ----

NET SALES                                             $177,095       $166,718
COST AND EXPENSES:
  Cost of Sales                                         80,848         81,564
  Research and Development                              11,791         14,084
  Selling and Administrative                            38,114         25,009
                                                      --------       --------
                                                       130,753        120,657
EQUITY IN EARNINGS OF SOMERSET                            (82)          2,350
OTHER INCOME                                             3,859          4,034
                                                      --------       --------
EARNINGS BEFORE INCOME TAXES                            50,119         52,445
INCOME TAXES                                            18,166         18,263
                                                      --------       --------
NET EARNINGS                                          $ 31,953       $ 34,182
                                                      ========       ========
EARNINGS PER COMMON SHARE:
 Basic                                                $    .25       $    .28
                                                      ========       ========
 Diluted                                              $    .25       $    .28
                                                      ========       ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
 Basic                                                 129,136        122,295
                                                      ========       ========
 Diluted                                               130,309        124,078
                                                      ========       ========



                       The Company has paid regular quarterly cash dividends of $.04 per share since October 1995.



                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                     ASSETS

                                                          June 30,     March 31,
                                                              1999          1999
                                                         Unaudited       Audited
Current Assets:
    Cash and cash equivalents                           $  201,798    $  189,849
    Marketable securities                                   87,639        69,872
    Accounts receivable - net                              151,224       148,896
    Inventories:
        Raw materials                                       62,057        57,414
        Work in process                                     23,200        20,813
        Finished goods                                      53,021        58,266
                                                        ----------    ----------
                                                           138,278       136,493
    Deferred income tax benefit                             21,721        18,199
    Other current assets                                    15,593        19,650
                                                        ----------    ----------
           Total Current Assets                            616,253       582,959


Property, Plant and Equipment - at cost                    250,229       244,793
    Less accumulated depreciation                           93,863        90,157
                                                        ----------    ----------
                                                           156,366       154,636
Investment in and Advances to Somerset                      33,925        34,114
Intangible Assets-net of accumulated amortization          335,194       336,003
Other Assets                                                99,368        98,949
                                                        ----------    ----------
Total Assets                                            $1,241,106    $1,206,661
                                                        ==========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Trade accounts payable                                $   19,649  $   12,142
    Current portion of long-term obligations                  14,850      16,941
    Income taxes payable                                      16,942         821
    Other current liabilities                                 48,835      61,279
    Cash dividend payable                                      5,182       5,178
                                                          ----------  ----------
           Total Current Liabilities                         105,458      96,361
Long-Term Obligations                                         24,771      26,827
Deferred Income Tax Liability                                 22,765      23,568
Shareholders' Equity:
    Preferred stock, par value $.50 per share, authorized
    5,000,000 shares, issued and outstanding - none             -           -
    Common stock, par value $.50 per share, authorized
    300,000,000 shares, issued 130,039,909 shares at
    June 30, 1999 and 129,968,514 shares at March 31, 1999    65,020      64,984
    Additional paid-in capital                               312,912     311,995
    Retained earnings                                        716,790     690,003
    Accumulated other comprehensive income                     1,572       1,105
                                                          ----------
                                                           1,096,294   1,068,087
    Less treasury stock - at cost, 888,578 shares at
     June 30, 1999 and March 31, 1999                          8,182       8,182
                                                          ----------  ----------
        Total Shareholders' Equity                         1,088,112   1,059,905
                                                          ----------  ----------
Total Liabilities and Shareholders' Equity                $1,241,106  $1,206,661
                                                          ==========  ==========




                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                             (Amounts in thousands)

                                    UNAUDITED


                                                              1999         1998
                                                              ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                          $ 31,953     $ 34,182
    Adjustments to reconcile net earnings to net
        cash provided from operating activities:
          Depreciation and amortization                      8,669        5,528
           Deferred income tax benefit                      (4,626)      (3,145)
           Equity in the loss(earnings) of Somerset             82       (2,350)
           Cash received from Somerset                         107          270
       Allowances on accounts receivable                    10,443        1,042
       Other noncash expense(income)                           996         (250)
        Changes in operating assets and liabilities:
           Accounts receivable                             (12,771)      (1,407)
           Inventories                                      (1,925)      (4,018)
           Trade accounts payable                            7,507        2,860
           Income taxes payable                             16,171       13,055
           Other operating assets and liabilities          (11,988)      (1,084)
                                                          --------     --------
Net cash provided from operating activities                 44,618       44,683

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment              (5,436)      (5,430)
    Increase in intangible and other assets                   (962)      (1,516)
    Proceeds from investment securities                     34,302        6,318
    Purchase of investment securities                      (51,351)      (5,782)
                                                          --------     --------
 Net cash used in investing activities                     (23,447)      (6,410)
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term obligations                       (5,014)         (15)
    Cash dividends paid                                     (5,162)      (4,888)
  Proceeds from exercise of stock options                      954        1,985
                                                          --------     --------
Net cash used in financing activities                       (9,222)      (2,918)

Net Increase in Cash and Cash Equivalents                   11,949       35,355
Cash and cash equivalents - beginning of period            189,849      103,756
                                                          --------     --------
Cash and cash equivalents - end of period                 $201,798     $139,111
                                                          ========     ========
CASH PAID DURING THE PERIOD FOR:
    Interest                                              $    189     $      4
                                                          ========     ========
    Income Taxes                                          $  6,620     $  8,354
                                                          ========     ========


                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                                  JUNE 30, 1999

                                    Unaudited

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 together with the results of operations and cash flows for the interim periods ended June 30, 1999 and 1998. The consolidated results of operations for the three months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report and Report on Form 10-K.

C. Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. The effect of dilutive stock options on the weighted average common shares outstanding was 1,173,000 and 1,783,000 for the three months ended June 30, 1999 and 1998.

D. Total comprehensive income for the three months ended June 30, 1999 and 1998 is as follows: (in thousands)



                                                            Three Months Ended
                                                                 June 30,
                                                            ------------------
                                                            1999         1998
                                                            ----         ----
  Net earnings                                            $31,953      $34,182
  Other comprehensive income, net of tax:
    Unrealized gain(loss) on marketable securities            502       (1,395)
    Adjustment for gains included in net earnings             (35)         (97)
                                                          -------      -------
  Comprehensive income                                    $32,420      $32,691
                                                          =======      =======


      Accumulated other comprehensive income, as reflected on the balance sheet, is comprised solely of the unrealized gain on marketable securities, net of income taxes.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                                  JUNE 30, 1999

                                    Unaudited

E. The following table presents the comparative operating results for the Company's two primary operating segments: (in thousands)


                                             Three Months Ended
                                                  June 30,
                                             ------------------

                                            1999          1998
                                            ----          ----
  Generic Segment:
    Net Sales                              $151,937     $152,804
    Segment Profit                           59,217       52,143
  Branded Segment:
    Net Sales                              $ 25,158     $ 13,914
    Segment Profit                            1,701        2,060
  Corporate Expenses                       $(10,799)    $ (1,758)
  Consolidated:
    Net Sales                              $177,095     $166,718
    Pretax Earnings                        $ 50,119     $ 52,445

      Segment net sales represents sales to unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate expenses include legal costs, amortization of goodwill and other corporate administrative expenses offset by other income.

F. A subsidiary of the Company is involved in a dispute relating to a license and supply contract for nitroglycerin transdermal patches which both parties claim has been breached by the other. The other company seeks damages in excess of $20 million. The dispute is subject to binding arbitration before a three member panel which commenced in March 1999. Although the Company believes that the claims against it are without merit, there can be no assurance that the Company will prevail in this matter.

      The Company is currently involved in negotiations with a state agency concerning certain contract pricing matters. Management believes the resolution of this matter will not have a material adverse effect on the Company's operations or its financial position.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                                  JUNE 30, 1999

                                    Unaudited

F. (cont.) The Company benefitted from an agreement it had with Genpharm Inc. "Genpharm" relating to the sale of ranitidine HCl tablets by Novopharm Limited "Novopharm" under an agreement between Genpharm and Novopharm. Based on an independent audit, Genpharm initiated a lawsuit against Novopharm to resolve contract interpretation issues and collect any additional funds due. In response to Genpharm's suit, Novopharm filed counterclaims against both Genpharm and the Company claiming damages of up to $60,000,000. The Company believes the counterclaims against Genpharm and the Company are without merit and will vigorously defend its position.

      In June 1998, the Company filed suit in the Los Angeles Superior Court against VivoRx Inc. "VI", VivoRx Diabetes, Inc. "VDI" and certain directors. The Company's suit alleges the defendants have been guilty of fraud, mismanagement, abuse of authority, unfairness to the Company and other shareholders and have wasted and misapplied the property of VI and VDI. In March 1999, VI, VDI and certain directors filed an answer to and cross-complaint in Los Angeles Superior Court against the Company.

      The cross-complaint alleges negligence, misrepresentation, fraud, breach of contract, and tortuous inducement of breach of fiduciary duty. The suit seeks unspecified compensatory and punitive damages. With respect to the cross-complaint the Company believes the suit is without merit and intends to vigorously defend its position.

      As part of the litigation involving VI and related companies, in June 1998, the Company filed suit in the Los Angeles Superior Court against American Bioscience, Inc. "ABI", American Pharmaceutical Partners, Inc. "APP" and certain directors and officers. The Company's suit seeks various equitable remedies, including but not limited to, appointment of a receiver over and dissolution of ABI and APP, injunctive relief to stop the misappropriation of the Company's research funding and equity investment and the misappropriation of assets and personnel. The Los Angeles Superior Court issued a preliminary injunction order which, among other things, prohibits the defendants from transferring or disposing of funds, assets, technology or property without the Company's consent or commingling assets, property, technology or personnel with those of VI. In June 1999, the defendants filed an answer to and cross-complaint against the Company. The cross-complaint alleges violations of California State laws,
                                       -7-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                                  JUNE 30, 1999

                                    Unaudited

F. (cont.) interference with contractual relations and prospective economic advantage, fraud, slander, libel and other allegations. The cross-complainants seek unspecified compensatory and punitive damages. The Company believes the cross-complaints are without merit and intends to vigorously defend its position.

      On December 22, 1998, the Federal Trade Commission "FTC" filed suit in U.S. District Court for the District of Columbia "the Court" against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize, arising out of certain agreements involving the supply of raw materials used to manufacture two drugs. The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company has agreed to indemnify these parties.

      The Company is a party to other suits involving the Attorneys General from 33 states and more than 20 putative class actions that allege the same conduct alleged in the FTC suit as well as alleged violations of state consumer protection laws. A qui tam action was commenced by a private party in the U.S. District Court for the District of South Carolina purportedly on behalf of the United States alleging violations of the False Claims Act and other statues.

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

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               THREE MONTHS ENDED
                                  JUNE 30, 1999

                                    Unaudited

F. (cont.) The Company had filed motions to dismiss the FTC complaint, significant portions of the State Attorneys General complaint and the federal securities case. In July 1999, the Court denied the Company's motion to dismiss the FTC complaint. The Company has filed a motion requesting the Court to certify its ruling with respect to the jurisdictional issue for expedited appeal to the U.S.
      Court of Appeals for the District of Columbia.

      The Court granted in part and denied in part the Company's motion to dismiss portions of the State Attorneys General complaint. In so doing, the Court limited certain theories of recovery asserted by the states.
      Some States have filed a motion with the Court requesting that it reconsider certain claims that were dismissed. The Company's motions to dismiss the federal securities case and various private actions remain pending.

      The Company believes that it has meritorious defenses to the claims in all remaining suits and intends to vigorously defend them. Although the Company believes it has meritorious defenses to the claims, an adverse result in these suits could have a material adverse effect on the Company's financial position and results of its operations.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

      Net earnings for the quarter ended June 30, 1999 were $31,953,000 or $.25 per share compared to $34,182,000 or $.28 per share for the same quarter a year ago. While sales and gross profits continue to exceed prior year levels, increased customer credits and higher operating expenses resulting from the October 1998 Penederm acquisition, expansion of the Company's branded sales force and continued increases in legal expenses resulted in relatively unchanged operating income on a year-to-year comparison.

      In addition to lower net earnings, earnings per share was diluted as a result of the issuance of additional shares of common stock to facilitate the Penederm acquisition.

      The following table presents the comparative operating results for the Company's two primary operating segments: (dollars in millions)

                                                    Three Months Ended
                                                          June 30,

                                                1999     1998     % Change
                                                ----     ----     --------
Generic Segment:
      Net Sales                                $151.9   $152.8       -1%
      Gross Profit                               79.4     76.6        4%
      Segment Profit                             59.2     52.1       14%
Branded Segment:
      Net Sales                                $ 25.2   $ 13.9       81%
      Gross Profit                               16.8      8.6       95%
      Segment Profit                              1.7      2.1      -19%
Corporate Expenses                             $(10.8)  $ (1.8)
Consolidated:
      Net Sales                                $177.1   $166.7        6%
      Gross Profit                               96.2     85.2       13%
      Pretax Earnings                            50.1     52.4       -4%

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

      The Generic Segment includes Mylan Pharmaceuticals Inc. and UDL Laboratories. The Branded Segment includes Bertek Pharmaceuticals Inc. and Penederm Inc. Segment net sales represents sales to unrelated third parties. Segment gross profit represents segment net sales less the corresponding corporate wide acquisition, manufacturing, warehousing and shipping costs associated with such sales. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate expenses include legal costs, amortization of goodwill and other corporate administrative expenses offset by other income.

Results of Operations
---------------------

Net Sales and Gross Profit

      Consolidated gross profit increased by 13% from $85.2 million (51.1% of net sales) last year to $96.2 million (54.3% of net sales) this year. The increase resulted primarily from the Branded Segment as a result of new product additions at Bertek Pharmaceuticals and the addition of Penederm in October 1998. Branded sales, which represented 14% of consolidated sales for the quarter ended June 30, 1999 compared to 8% for the same quarter a year ago, generally have higher gross profit margins as a percentage of sales than does the generic product line taken as a whole.

      While the Company's branded operations continue to grow, the consolidated operating results remain primarily influenced by and reflective of the highly volatile Generic Segment. Gross profit in the Generic Segment increased slightly in the quarter ended June 30, 1999 to $79.4 million from $76.6 million in the June 30, 1998 quarter, despite slightly lower net sales. The increase was primarily driven by price increases on approximately 25 products and to a lesser extent the elimination of a profit sharing payment on two products and new products introduced since the quarter ended June 30, 1998. These increases were substantially offset by significant price deterioration on the top ten products which accounted for approximately 75% of gross profit in the quarter ended June 30, 1998. Price deterioration ranging from 7% to 56% reduced gross profit in the quarter ended June 30, 1999 by $21.9 million from the prior year same quarter. Total generic volume in the current quarter remained relatively consistent with the quarter ended June 30, 1998 at 1.9 billion units.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Research and Development

      Research and development expenses were $11,791,000 or 7% of net sales for the quarter ended June 30, 1999 compared to $14,084,000 or 8% of net sales for the same period a year ago. The current period includes approximately $2.1 million in charges for dermatology related projects incurred by Penederm and charged to the Branded Segment. All other research and development costs are incurred by Mylan Pharmaceuticals or Mylan Technologies Inc. (patch related projects) and are charged to the Generic Segment. Such costs for the current quarter were substantially lower than a year ago due to the termination of VivoRx funding and the stage of clinical and bio studies.

      The Company expects research and development expenses to remain at the current quarterly level until certain ongoing projects progress to Phase III clinical stage or new projects are initiated. Additionally, the Company is actively pursuing joint development projects in an effort to broaden its scope of capabilities in bringing to market new innovative products. Such arrangements generally provide for payments by the Company only upon the attainment of certain milestones. While such arrangements help to reduce the Company's financial risk for unsuccessful projects, attainment of milestones may result in fluctuations in quarterly research and development expenses.

Selling and Administrative Expenses

      Selling and administrative expenses were $38,114,000 or 22% of net sales for the quarter ended June 30, 1999 compared to $25,009,000 or 15% of net sales for the same quarter a year ago.

      Corporate administrative expenses were $14,575,000 this year compared to $8,142,000 last year. The increase is attributable to higher goodwill amortization resulting from the Penederm acquisition and higher legal expenses primarily from the FTC litigation commenced in December 1998.

      Branded Segment selling and administrative expenses were $13,026,000 this year compared to $6,500,000 last year. Approximately $4 million of the increase results from the inclusion of Penederm in 1999. The remainder relates primarily to the expansion of the Bertek Pharmaceuticals sales force.

      Generic Segment selling and administrative expenses were $10,513,000 for the quarter ended June 30, 1999, virtually unchanged from the same period a year ago.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

      The Company continually evaluates opportunities to control selling and administrative expenses. However, the Company will continue to defend its positions on various legal matters and is committed to building an appropriate operational infrastructure for the future, including the expansion of its branded sales force.

      Equity in earnings of Somerset was lower than a year ago primarily as a result of generic competition on Eldepryl(R), the only commercial product sold by the Company's 50% owned and unconsolidated subsidiary, Somerset Pharmaceuticals, Inc.

Income Taxes

      The effective tax rate for the quarter ended June 30, 1999 was 36.2% compared to 34.8% for the same period a year ago. The primary cause of the change relates to nondeductible goodwill amortization resulting from the acquisition of Penederm. The Company expects the tax rate to remain at approximately the current level throughout fiscal year 2000.

Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

      Working capital increased from $486,598,000 at March 31, 1999 to $510,795,000 at June 30, 1999. The ratio of current assets to current liabilities was 5.8 to 1 at June 30, 1999 compared to 6.0 to 1 at March 31, 1999. Net cash provided from operating activities was $44,618,000 for the three months ended June 30, 1999 and primarily results from the Company's net earnings and other noncash items. The Company continues to invest a portion of these additional funds in short term government and corporate securities which accounts for the increase in cash used in investing activities.

      The Company continues to examine opportunities to expand its business through product and company acquisitions. The Company's capital resources, financial condition and results of operations could be materially impacted if the Company were to complete such acquisitions.

      Although the Company believes it has meritorious defenses to the claims in the FTC and related suits, an adverse result in these suits could have a material adverse effect on the Company's business and financial condition, due to the size of the FTC's disgorgement claim and the threat of treble damages sought by the states, as well as possible damages in the other related suits. The Company expects to incur substantial costs in defending itself in these actions.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Year 2000
---------

      The Company has completed a review of its critical information technology "IT" and non-IT operating systems for Year 2000 "Y2K" compliance. Y2K compliance refers to the issue of systems and equipment having date sensitive components being able to recognize the year 2000. On the basis of this review and the processes described below, management believes that the costs of remediation and potential losses related to Y2K issues are unlikely to have a material effect on the Company's financial position, results of operations or cash flows.

      In assessing potential Y2K issues, the Company has taken or is taking the following steps to address its IT and non-IT operating systems:
      o Formed a project team across functional departments to complete a review and identify nonconforming systems.
      o Communicated to employees throughout the Company to increase awareness of issues and activate the identification process.
      o Identified critical IT and non-IT nonconforming operating systems and developed a plan to bring these systems into compliance.
      o Established a testing program to ensure that such systems are compliant.
      o Corresponded with customers, vendors, service suppliers and financial institutions to verify their readiness.
      o Developed contingency plans where practical in the event of system failures.

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

      The Company has recently completed the system conversions for all major operating and financial systems. All such systems have been certified by the vendor to by Y2K compliant. The Company has substantially completed its own testing on these systems and verified their Y2K compliance.

      Due to the recent independent upgrades and replacements of its computer systems to accommodate its growth, the Company has neither delayed, nor anticipates delaying, any significant information system projects prior to the year 2000.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

      The project team continues to evaluate and update contingency plans. These plans are developed based on correspondence with customers, vendors, raw material suppliers, service suppliers and financial institutions regarding the status of their Y2K readiness and the results of testing performed on the Company's internal systems. Contact is nearly complete with all of the Company's significant business partners. As part of this process and due to the critical nature of the Company's products, the Company has also initiated steps to monitor customers' orders and buying patterns. The Company has taken these steps to ensure the availability of its products to all its customers as the millennium approaches.

      While the project team continues to develop contingency plans for the more likely scenarios of possible business interruptions, there can be no assurance that the project team will identify and develop successful contingency plans for all of the business interruptions that could possibly occur.

      Management believes that the Company has acted with appropriate diligence to address potential Y2K issues. The Company is, however, dependent on third parties, such as its customers, vendors, raw material suppliers, service suppliers which include energy, water, communication and transportation and financial institutions, to make their own systems Y2K compliant. If these entities fail to remedy their Y2K issues, the Company could potentially suffer interruptions in its business operations. These interruptions could potentially delay the Company in its manufacturing or distribution of some or all its products for an undeterminable amount of time. In addition, the Company could experience the corruption of data in its own internal information systems. Such corruption could lead to temporary interruptions in certain isolated business operations. These interruptions may or may not lead to an adverse impact on the Company's overall business operations.

Forward-Looking Statements
--------------------------

      The statements set forth in this Item 2 under Results of Operations concerning the manner in which the Company intends to conduct its future operations and potential trends that may impact future results of operations, are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, the factors described under Forward Looking Statements in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 1999 and under Year 2000 in this Item 2.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
      The information required by Item 3 has been disclosed in Item 7A of the Company's 1999 Annual Report on Form 10-K. There has been no material change in the disclosure regarding market risk.



                           PART II. OTHER INFORMATION
                           --------------------------
ITEM 1. LEGAL PROCEEDINGS
-------------------------
      Since the date of the filing of the Company's Annual Report on Form 10-K or the year ended March 31, 1999, there have been no material new legal
proceedings   involving  the  Company  or  any  material  developments  to  such proceedings, except as described below.

      As described in the Form 10-K for the year ended March 31, 1999, in June 1998, the Company filed a suit in Los Angeles Superior Court against VivoRx Inc. "VI" and VivoRx Diabetes, Inc. "VDI", alleging fraud, mismanagement, abuse of authority, waste and misappropriation of property. As part of the litigation involving VI and related companies, in June 1998, the Company filed suit in the Los Angeles Superior Court against American Bioscience, Inc. "ABI", American Pharmaceutical Partners, Inc. "APP" and certain directors and officers. The Company's suit seeks various equitable remedies, including but not limited to, appointment of a receiver over and dissolution of ABI and APP, injunctive relief to stop the misappropriation of the Company's research funding and equity investment and the misappropriation of assets and personnel. The Los Angeles Superior Court issued a preliminary injunction order which, among other things, prohibits the defendants from transferring or disposing of funds, assets, technology or property without the Company's consent or commingling assets, property, technology or personnel with those of VI. In June 1999, the defendants filed an answer to and cross-complaint against the Company. The cross-complaint alleges violations of California State laws, interference with contractual relations and prospective economic advantage, fraud, slander, libel and other allegations. The cross-complainants seek unspecified compensatory and punitive damages. The Company believes the cross-complaints are without merit and intends to vigorously defend its position.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

      As described in the Form 10-K for the year ended March 31, 1999, in December 1998, the Federal Trade Commission "FTC" filed suit in U.S. District Court for the District of Columbia "the Court" against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize, arising out of certain agreements involving the supply of raw materials used to manufacture two drugs. The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company has agreed to indemnify these parties.

      The Company is also a party to other suits involving the Attorneys General from 33 states and more than 20 putative class actions that allege the same conduct alleged in the FTC suit as well as alleged violations of state consumer protection laws. A qui tam action was commenced by a private party in the U.S. District Court for the District of South Carolina purportedly on behalf of the United States alleging violations of the False Claims Act and other statues. The relief sought by the FTC includes an injunction barring the Company from engaging in the challenged conduct, recision of certain agreements and disgorgement in excess of $120,000,000. The states and private parties seek similar relief, treble damages and attorneys' fees. In addition, a class action suit was filed alleging violations of federal securities laws by the Company and certain directors and officers of the Company. Without specifying a dollar amount, the suit seeks compensatory damages.

      The Company had filed motions to dismiss the FTC complaint, significant portions of the State Attorneys General complaint and the federal securities case. In July 1999, the Court denied the Company's motion to dismiss the FTC complaint. The Company has filed a motion requesting the Court to certify its ruling with respect to the jurisdictional issue for expedited appeal to the U.S. Court of Appeals for the District of Columbia.

      The Court granted in part and denied in part the Company's motion to dismiss portions of the State Attorneys General complaint. In so doing, the Court limited certain theories of recovery asserted by the states. Some States have filed a motion with the Court requesting that it reconsider certain claims that were dismissed. The Company's motions to dismiss the federal securities case, along with various private actions, remain pending.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
      (a)      Exhibit 27 - Financial Data Schedule
      (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended June 30, 1999.

                                   SIGNATURES
                                   ----------
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Mylan Laboratories Inc.
                                                  (Registrant)


DATE   08/16/99                          /s/  Milan Puskar
     ------------------------            ------------------------
                                         Milan Puskar
                                         Chairman of the Board, Chief
                                         Executive Officer and President
                                         (Principal executive officer)


DATE   08/16/99                          /s/  Donald C. Schilling
     ------------------------            -------------------------
                                         Donald C. Schilling
                                         Vice President of Finance
                                         (Principal financial officer)