Form 10-Q
period 1999-09-30
MYLAN LABORATORIES INC
filed 1999-11-04
CIK 69499

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

                For the quarterly period ended September 30, 1999
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OR THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from______ to_______

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

                           YES   X                            NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                          Outstanding at
   Class of Common Stock                                 October 28, 1999
   ---------------------                                 ----------------
     $.50 par value                                         129,229,715
---------------------------------------------------------------------------

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                    ----------------------------------------

                                      INDEX
                                      -----



                                                                    Page
                                                                   Number
                                                                  --------
PART I. FINANCIAL INFORMATION

        ITEM 1: Financial Statements

           Consolidated Statements of Earnings - Three and
             Six Months Ended September 30, 1999 and 1998             2

           Consolidated Balance Sheets - September 30, 1999
             and March 31, 1999                                       3

           Consolidated Statements of Cash Flows - Six
             Months Ended September 30, 1999 and 1998                 4

           Notes to Consolidated Financial Statements -
             Six Months Ended September 30, 1999                    5 - 9

        ITEM 2:       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                   10 - 16

        ITEM 3: Quantitative and Qualitative Disclosures
                      About Market Risk                              16

PART II. OTHER INFORMATION

        ITEM 1: Legal Proceedings                                  16 - 18

        ITEM 4: Submission of Matters to a Vote of
                      Security Holders                               19

        ITEM 6: Exhibits and Reports on Form 8-K                     19


SIGNATURES                                                           19



                                MYLAN LABORATORIES INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF EARNINGS
                                 (In thousands except per share amounts)

                                             UNAUDITED

                                                 Three Months Ended          Six Months Ended
                                                   September 30,               September 30,
                                                 ----------------             ---------------

                                               1999          1998           1999          1998
                                            ----------    ----------      ---------     --------
NET SALES                                    $194,489       $177,592      $371,584       $344,310

COST AND EXPENSES:
        Cost of Sales                          83,677         85,548       164,525        167,112
        Research and Development               11,473         13,382        23,264         27,466
        Selling and Administrative             38,880         28,435        76,994         53,444
                                            ---------    -----------      --------      ---------
                                              134,030        127,365       264,783        248,022

EQUITY IN (LOSS) EARNINGS OF SOMERSET            (989)         2,142        (1,071)         4,492

OTHER (EXPENSE) INCOME                         (1,097)         4,078         2,762          8,112
                                             --------    -----------     ---------      ---------
EARNINGS BEFORE INCOME TAXES                   58,373         56,447       108,492        108,892
INCOME TAXES                                   21,307         19,232        39,473         37,495
                                            ---------    -----------     ---------      ---------
NET EARNINGS                                 $ 37,066       $ 37,215      $ 69,019       $ 71,397
                                            =========    ===========     =========      =========
EARNINGS PER COMMON SHARE:
  Basic                                      $    .29       $    .30      $    .53       $    .58
                                            =========    ===========     =========      =========
  Diluted                                    $    .28       $    .30      $    .53       $    .58
                                            =========    ===========     =========      =========
WEIGHTED AVERAGE COMMON SHARES:
  Basic                                       129,182        122,408       129,159        122,352
                                            =========    ===========     =========      =========
  Diluted                                     130,144        123,809       130,227        123,943
                                            =========    ===========     =========      =========

    The Company has paid regular quarterly cash dividends of $.04 per share since October 1995.

                    See Notes to Consolidated Financial Statements

                                      -2-

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)

                                    UNAUDITED

                                     ASSETS


                                                            September 30,     March 31,
                                                                  1999          1999
                                                                 ------        ------
Current Assets:
    Cash and cash equivalents                                 $  232,784    $  189,849
    Marketable securities                                         61,297        69,872
    Accounts receivable - net                                    162,419       148,896
    Inventories:
        Raw materials                                             66,058        57,414
        Work in process                                           23,812        20,813
        Finished goods                                            49,974        58,266
                                                              ----------    ----------
                                                                 139,844       136,493
    Deferred income tax benefit                                   27,120        18,199
    Other current assets                                          16,376        19,650
                                                             -----------    ----------
           Total Current Assets                                  639,840       582,959


Property, Plant and Equipment - at cost                          257,307       244,793
    Less accumulated depreciation                                 98,054        90,157
                                                             -----------    ----------
                                                                 159,253       154,636
Investment in and Advances to Somerset                            32,800        34,114
Intangible Assets - net of accumulated amortization              330,191       336,003
Other Assets                                                      97,744        98,949
                                                            ------------    ----------
Total Assets                                                  $1,259,828    $1,206,661
                                                            ============    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Trade accounts payable                                   $   17,092     $   12,142
    Current portion of long-term obligations                     15,417         16,941
    Cash dividend payable                                         5,185          5,178
    Other current liabilities                                    49,708         62,100
                                                             ----------     ----------
           Total Current Liabilities                             87,402         96,361

Long-Term Obligations                                            24,052         26,827
Deferred Income Tax Liability                                    27,283         23,568
Shareholders' Equity:
    Preferred stock, par value $.50 per share, authorized
      5,000,000 shares, issued and outstanding - none                 -              -
    Common stock, par value $.50 per share, authorized
      300,000,000 shares, issued 130,083,792 shares at
      September 30, 1999 and 129,968,514 shares at
      March 31, 1999                                             65,042         64,984
    Additional paid-in capital                                  313,527        311,995
    Retained earnings                                           748,688        690,003
    Accumulated other comprehensive income                       2,016           1,105
                                                            -----------     ----------
                                                              1,129,273      1,068,087
    Less treasury stock - at cost, 888,578 shares at
      September 30, 1999 and March 31, 1999                       8,182          8,182
                                                            -----------     ----------
      Total Shareholders' Equity                              1,121,091      1,059,905
                                                             ----------     ----------
Total Liabilities and Shareholders' Equity                   $1,259,828     $1,206,661
                                                            ===========     ==========

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (In thousands)

                                    UNAUDITED


                                                             1999         1998
                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                         $ 69,019     $ 71,397
    Adjustments to reconcile net earnings to net
        cash provided from operating activities:
          Depreciation and amortization                    17,866       11,154
           Deferred income tax benefit                     (5,904)      (4,716)
           Equity in the loss(earnings)of Somerset          1,071      (4,492)
           Cash received from Somerset                        243          585
       Allowances on accounts receivable                   23,338        8,287
       Other noncash expense                               10,402          323
        Changes in operating assets and liabilities:
           Accounts receivable                            (36,861)     (29,041)
           Inventories                                     (3,225)      (5,181)
           Trade accounts payable                           4,950      (2,626)
           Other operating assets and liabilities         (12,510)       11,203
                                                         --------      --------
Net cash provided from operating activities                68,389       56,893

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment            (12,514)      (8,104)
    Increase in intangible and other assets                (8,632)      (3,084)
    Proceeds from investment securities                    95,985       13,853
    Purchase of investment securities                     (85,528)     (11,995)
                                                         --------     --------
Net cash used in investing activities                     (10,689)      (9,330)
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term obligations                      (6,028)      (6,139)
    Cash dividends paid                                   (10,327)      (9,781)
  Proceeds from exercise of stock options                   1,590        2,824
                                                         --------     --------
Net cash used in financing activities                     (14,765)     (13,096)

Net Increase in Cash and Cash Equivalents                  42,935       34,467
Cash and cash equivalents - beginning of period           189,849      103,756
                                                         --------     --------
Cash and cash equivalents - end of period                $232,784     $138,223
                                                         ========     ========
CASH PAID DURING THE PERIOD FOR:
    Interest                                             $    542     $    275
                                                         ========     ========
    Income Taxes                                         $ 47,168     $ 38,329
                                                         ========     ========


                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SIX MONTHS ENDED
                               SEPTEMBER 30, 1999

                                    Unaudited

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Mylan Laboratories Inc. and subsidiaries (the "Company") as of September 30, 1999, and March 31, 1999, together with the results of operations and cash flows for the interim periods ended September 30, 1999 and 1998. The consolidated results of operations for the three and six months ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report and Report on Form 10-K.

C. Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. The effect of dilutive stock options on the weighted average common shares outstanding was 962,000 and 1,401,000 for the three months ending September 30, 1999 and 1998, and 1,068,000 and 1,591,000 for the six months ending September 30, 1999 and 1998.

D. Total comprehensive income for the three and six months ended September 30, 1999 and 1998, are as follows: (in thousands)

                                  Three Months Ended      Six Months Ended
                                      September 30,          September 30,
                                      -------------          -------------
                                     1999        1998       1999       1998
                                     ----        ----       ----       ----

Net earnings                        $37,066     $37,215    $69,019    $71,397
Other comprehensive income, net
of tax:

  Unrealized gain(loss) on
    marketable securities             2,883        (454)     3,385     (1,849)
  Adjustment for gains
    included in net earnings         (2,439)        (94)    (2,474)      (191)
                                    -------     -------    -------   --------
Comprehensive income                $37,510     $36,667    $69,930    $69,357
                                    =======     =======   ========   ========

Accumulated other comprehensive income, as reflected on the balance sheet, is comprised solely of the unrealized gain on marketable securities, net of deferred income taxes.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SIX MONTHS ENDED
                               SEPTEMBER 30, 1999

                                    Unaudited

E. The following table presents the comparative operating results for the Company's operating segments: (in thousands)


                            Three Months Ended          Six Months Ended
                              September 30,               September 30,
                             ---------------             ---------------

                            1999          1998          1999        1998
                            ----          ----          ----        ----
  Generic Segment:
    Net Sales             $163,814      $161,529      $315,751    $314,333
    Segment Profit          68,535        56,016       127,752     108,159

  Branded Segment:
    Net Sales             $ 30,675      $ 16,063      $ 55,833    $ 29,977
    Segment Profit           5,483         3,947         7,184       6,007

  Corporate Expenses      $(15,645)     $(3,516)      $(26,444)   $ (5,274)

  Consolidated:
    Net Sales             $194,489      $177,592      $371,584    $344,310

  Pretax Earnings           58,373        56,447       108,492     108,892


     Segment net sales represents sales to unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate expenses include legal costs, amortization of goodwill, other corporate administrative expenses and nonoperating income and expense.

F. A subsidiary of the Company is involved in a dispute relating to a license and supply contract for nitroglycerin transdermal patches which both parties claim has been breached by the other. The other company seeks damages in excess of $20,000,000. The dispute is subject to binding arbitration in which the hearing phase is now complete. Although the Company believes that the claims against it are without merit, there can be no assurance that the Company will prevail in this matter.

     The Company is currently involved in negotiations with a state agency concerning certain contract pricing matters. Management believes the resolution of this matter will not have a material adverse effect on the Company's operations or its financial position.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SIX MONTHS ENDED
                               SEPTEMBER 30, 1999
                                    Unaudited

F. (cont.) The Company had an agreement with Genpharm Inc. ("Genpharm") where it benefitted from the sale of ranitidine HCl tablets by Novopharm Limited ("Novopharm") under a separate agreement between Genpharm and Novopharm. Based on an independent audit, Genpharm initiated a lawsuit against Novopharm to resolve contract interpretation issues and collect additional funds due. In response to Genpharm's suit, Novopharm filed counterclaims against both Genpharm and the Company claiming damages of up to $60,000,000. The Company believes the counterclaims against Genpharm and the Company are without merit and will vigorously defend its position.

     In June 1998, the Company filed suit in the Los Angeles Superior Court against VivoRx, Inc., VivoRx Diabetes, Inc. and certain directors (collectively referred to as "VivoRx"). In March 1999, VivoRx filed an answer to and cross-complaint in Los Angeles Superior Court against the Company.

     In  October  1999,  with  respect  to the  above  litigation  and a related arbitration award, the Company and VivoRx entered into a settlement agreement in which all claims and disputes have been resolved. The Company accepted title to an office building in California, subject to certain leasing and buyback options held by VivoRx, in consideration of the Company's discharge of $18,000,000 due from VivoRx and the release by the Company of its security interest in certain VivoRx U.S. patents. Additionally, VivoRx was granted an option to repurchase the common and preferred stock currently owned by the Company for $15,000,000 over the next five years. Upon the occurrence of certain events, as defined in the settlement agreement, VivoRx must repurchase such stock or a portion thereof.

     In addition to the litigation involving VivoRx, in June 1998, the Company filed suit in the Los Angeles Superior Court against associated companies:
     American Bioscience, Inc. ("ABI"), American Pharmaceutical Partners, Inc. ("APP") and certain of their directors and officers. This litigation is not part of the prior mentioned settlement. The Company's suit seeks various equitable remedies, including but not limited to, appointment of a receiver over and dissolution of ABI and APP, injunctive relief to stop the misappropriation of the Company's research funding and equity investment and the misappropriation of assets and personnel. The Los Angeles Superior Court issued a preliminary injunction order which, among other things, prohibits the defendants from transferring or disposing of funds, assets, technology or property without the

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SIX MONTHS ENDED
                               SEPTEMBER 30, 1999

                                    Unaudited

F. (cont.) Company's consent or commingling assets, property, technology or personnel with those of VivoRx. In June 1999, the defendants filed an answer to and cross-complaint against the Company. The cross-complaint alleges violations of California State laws, interference with contractual relations and prospective economic advantage, fraud, slander, libel and other allegations. The cross- complainants seek unspecified compensatory and punitive damages. The Company believes the cross-complaints are without merit and intends to vigorously defend its position.

     On December 22, 1998, the Federal Trade Commission ("FTC") filed suit in U.S. District Court for the District of Columbia (the "Court") against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize, arising out of certain agreements involving the supply of raw materials used to manufacture two drugs. The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company has agreed to indemnify these parties.

     The Company is a party to other suits involving the Attorneys General from 33 states and more than 20 putative class actions that allege the same conduct alleged in the FTC suit as well as alleged violations of state consumer protection laws. A qui tam action was commenced by a private party in the U.S. District Court for the District of South Carolina purportedly on behalf of the United States alleging violations of the False Claims Act and other statutes.

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

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SIX MONTHS ENDED
                               SEPTEMBER 30, 1999

                                    Unaudited

F. (cont.) The Company had filed motions to dismiss the FTC complaint, significant portions of the State Attorneys General complaint and the federal securities case. In July 1999, the Court denied the Company's motion to dismiss the FTC complaint. The Company filed a motion requesting the Court to certify its ruling with respect to the jurisdictional issue for expedited appeal to the U.S. Court of Appeals for the District of Columbia. This motion was denied. The Court granted in part and denied in part the Company's motion to dismiss portions of the State Attorneys General complaint. In so doing, the Court limited certain theories of recovery asserted by the states. Some States have filed a motion with the Court requesting that it reconsider certain claims that were dismissed. The Company's motions to dismiss the federal securities case and various private actions remain pending.

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

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
Introduction
-------------
     Net earnings for the quarter ended September 30, 1999, were $37.1 million or $.28 per share compared to $37.2 million or $.30 per share for the same prior year period. Net earnings for the six month period then ended were $69.0 million or $.53 per share compared to $71.4 million or $.58 per share for the same prior year period. The Company experienced record sales for both the three and six month periods ended September 30, 1999, due in part to the acquisition of Penederm Inc. in October 1998. While sales and gross profits exceeded prior year levels, higher operating expenses due to the inclusion of Penederm, expansion of the Company's branded sales force and increased legal expenses resulted in relatively unchanged operating income on a year-to-year comparison.

     All references to per share amounts in Item 2 are based on diluted weighted average common shares.

     The following table presents the comparative operating results for the Company's operating segments: (dollars in millions)


                              Three Months Ended            Six Months Ended
                                 September 30,                September 30,
                                ---------------              ---------------


                          1999      1998  % Change      1999     1998  % Change
                          ----      ----  --------      ----     ----  --------
  Generic Segment:
    Net Sales            $163.9    $161.5    1%        $315.8   $314.3     0%
    Gross Profit           89.0      81.6    9%         168.4    158.2     6%
    Segment Profit         68.5      56.0   22%         127.7    108.2    18%
  Branded Segment:
    Net Sales            $ 30.6    $ 16.1   90%        $ 55.8   $ 30.0    86%
    Gross Profit           21.8      10.4  110%          38.7     19.0   104%
    Segment Profit          5.5       3.9   41%           7.2      6.0    20%
  Corporate Expenses    $ (15.6)   $ (3.5)             $(26.4)  $ (5.3)
  Consolidated:
    Net Sales            $194.5    $177.6   10%        $371.6   $344.3     8%
    Gross Profit          110.8      92.0   20%         207.1    177.2    17%
    Pretax Earnings        58.4      56.4    4%         108.5    108.9     0%

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

     The Generic Segment includes Mylan Pharmaceuticals Inc. and UDL Laboratories. The Branded Segment includes Bertek Pharmaceuticals Inc. and Penederm Inc. Segment net sales represents sales to unrelated third parties. Segment gross profit represents segment net sales less the corporate wide costs of manufacturing, warehousing and shipping associated with such sales. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate expenses include legal costs, amortization of goodwill, other corporate administrative expenses and nonoperating income and expenses.

Results of Operations
---------------------
Net Sales and Gross Profit

     Net sales for the three months ended September 30, 1999, were $194.5 million compared to $177.6 million for the same prior year period, an increase of 10%. Net sales for the six months ended September 30, 1999, were $371.6 million compared to $344.3 million for the same prior year period, an increase of 8%. The increase in sales for both the three and six month periods is primarily attributable to growth in the Branded Segments which includes sales of products acquired in the Penederm transaction.

     Sales of generic products remain relatively unchanged as new products along with the Company's initiative of selectively raising prices offset price deterioration on other generic products. Total generic volume was 2.1 billion units for the quarter ended September 30, 1999, an increase of 10% over the same prior year period and 4.1 billion units for the current year six month period, an increase of 5% over the same prior year period.

     Gross profits increased $18.9 million over the prior year three month period to $110.8 million and $29.9 million to $207.1 million over the prior year six month period. Gross margins (gross profit as a percent of net sales) increased to 57% from 52% and 56% from 51% for these same three and six month periods. The overall increase in gross margins is attributable to increases in both the branded and generic gross margins and the additional increase in branded sales. The increase in generic margins resulted from the Company selectively increasing prices in prior quarters and the reduction in profit sharing payments on certain products. The increase in branded gross margins resulted from increased sales of higher margin products including products acquired in the Penederm transaction.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Research and Development

     Expenditures for research and development were $11.5 million for the quarter ended September 30, 1999, and $23.3 million for the six months then ended. The current three and six month periods include approximately $2.1 million and $4.2 million in charges for dermatology related projects incurred by Penederm and charged to the Branded Segment. All other research and development costs are charged to the Generic Segment.

     In the quarter ended June 30, 1999, the Company terminated funding to its diabetes project with VivoRx Inc. This has temporarily reduced expenditures in the current periods. As current projects enter into advanced stages of development and additional projects are initiated the Company expects research and development expenses to increase.

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

Selling and Administrative Expenses

     Selling and administrative expenses were $38.9 million for the three months ended September 30, 1999, compared to $28.4 million for the same period in the prior year. Expenses for the six months ended September 30, 1999, were $77.0 million compared to $53.4 million for the same period in the prior year.

     Corporate administrative expenses were $13.5 million and $28.1 million for the current three and six month periods compared to $9.7 million and $17.9 million for the comparable prior periods. The increases over the prior periods are attributable to higher goodwill amortization resulting from the Penederm acquisition and higher legal expenses primarily related to the FTC litigation.

     Branded Segment selling and administrative expenses were $14.2 million and $27.2 million for the current three and six month periods compared to $6.4 million and $12.9 million for the comparable prior periods. The increase in both periods over the prior year periods is primarily due to the inclusion of Penederm, $4.1 million and $7.9 million in the current periods, and the costs associated with expanding the sales and support staff for the Branded Segment.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

     Generic Segment selling and administrative expenses were $11.2 million and $21.7 million for the current three and six month periods, which were relatively unchanged from the same prior year periods.

Equity in Earnings

     The equity in the loss of Somerset in the current periods was primarily the result of lower sales due to generic competition on Eldepryl(R) and increased expenditures for research and development. Somerset Pharmaceuticals, Inc. is continuing its research for alternative uses for Eldepryl(R), which is expected to result in continued losses in the near term.

Other Income

     During the current quarter the Company recorded a loss on an investment it has in a limited partnership. The loss of $8.5 million was partially offset by a gain of $3.9 million on the partial sale of another investment.

Income Taxes

     The Company's effective tax rate was 36% for both the three and six month periods ending September 30, 1999. The increase from the prior year comparable periods is primarily the result of nondeductible goodwill amortization resulting from the acquisition of Penederm. The Company expects the tax rate to remain at approximately the current level throughout fiscal year 2000.

Liquidity, Capital Resources and Financial Condition
------------------------------------------------------
     Working capital increased from $486.6 million at March 31, 1999, to $552.4 million at September 30, 1999. The ratio of current assets to current liabilities has increased from 6.0 to 1 at March 31, 1999, to 7.3 to 1 at September 30, 1999. The increase in working capital of $65.8 million was primarily due to the Company's net earnings. In addition to net earnings, net cash provided from operating activities was affected by changes in accounts receivable and its related allowance accounts. Based on its current cash management program, the Company has invested additional cash in short term marketable securities in the past. This has created the increase in proceeds received from investment securities and the subsequent purchase of additional marketable securities as reflected in the Statements of Cash Flows.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

     The Company continues to examine opportunities to expand its business through product and company acquisitions. The Company's capital resources, financial condition and results of operations could be materially impacted if the Company were to complete one or more of such acquisitions.

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

Year 2000
---------
     The Company has reviewed its critical information technology ("IT") and non-IT operating systems for Year 2000 ("Y2K") compliance. Y2K compliance refers to the issue of systems and equipment having date sensitive components being able to recognize the year 2000. On the basis of this review and the processes described below, management believes that the costs of remediation and potential losses related to Y2K issues are unlikely to have a material effect on the Company's financial position, results of operations or cash flows.

     In assessing potential Y2K issues, the Company has taken or is taking the following steps to address its IT and non-IT operating systems:

     o Formed a project team across functional departments to review and identify nonconforming systems.

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

     Because of the growth of the Company over the last several years and prior to the formation of the project team, the Company initiated major system conversions to accommodate the physical expansion and increased transaction volume associated with this growth. Many factors were considered during the selection process. While Y2K compliance was one of the factors considered, other factors were equally and significantly more important. Any new systems selected were expected to be and are believed to be Y2K compliant. The Company has not been required to spend, nor does it anticipate spending, significant incremental funds to become Y2K compliant.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

     The Company has completed system conversions for all major operating and financial systems. All such systems have been certified by the vendor to be Y2K compliant. The Company has completed its own testing on these systems and verified their Y2K compliance.

     Due to the upgrades and replacements of its computer systems to accommodate its growth, the Company has neither delayed, nor anticipates delaying, any significant information system projects prior to the year 2000.

     The project team continues to evaluate and update contingency plans. These plans are developed based on correspondence with customers, vendors, raw material suppliers, service suppliers and financial institutions regarding the status of their Y2K readiness and the results of testing performed on the Company's internal systems. The Company has contacted all of its significant business partners. As part of this process and due to the critical nature of the Company's products, the Company has also initiated steps to monitor customers' orders and buying patterns. The Company has taken these steps to ensure the availability of its products to all its customers as the millennium approaches.

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

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Forward-Looking Statements
--------------------------
     The statements set forth in this Item 2 under Results of Operations concerning the manner in which the Company intends to conduct its future operations, potential trends that may impact future results of operations, and its beliefs or expectations about future operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, the factors described under "Forward Looking Statements" in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 1999, and under "Year 2000" in this Item 2.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
     The information required by Item 3 has been disclosed in Item 7A of the Company's 1999 Annual Report on Form 10-K. There has been no material change in the disclosure regarding market risk.

                           PART II. OTHER INFORMATION
                           --------------------------
ITEM 1. LEGAL PROCEEDINGS
-------------------------
     Since the date of the filing of the Company's report on Form 10-Q for the period ended June 30, 1999, there have been no material new legal proceedings involving the Company or any material developments to such proceedings, except as described below.

     A subsidiary of the Company is involved in a dispute relating to a license and supply contract for nitroglycerin transdermal patches which both parties claim has been breached by the other. The other company seeks damages in excess of $20,000,000. The dispute is subject to binding arbitration in which the hearing phase is now complete. Although the Company believes that the claims against it are without merit, there can be no assurance that the Company will prevail in this matter.

     In June 1998, the Company filed suit in the Los Angeles Superior Court against VivoRx, Inc., VivoRx Diabetes, Inc. and certain directors (collectively referred to as "VivoRx"). In March 1999, VivoRx filed an answer to and cross-complaint in Los Angeles Superior Court against the Company.

     In October 1999, with respect to the above litigation and a related arbitration award, the Company and VivoRx entered into a settlement agreement in which all claims and disputes have been resolved. The Company accepted title to an office building in California, subject to certain leasing and buyback options held by VivoRx, in consideration of the Company's discharge of $18,000,000 due from VivoRx and the release by the Company of its security interest in certain VivoRx U.S.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

patents. Additionally, VivoRx was granted an option to repurchase the common and preferred stock currently owned by the Company for $15,000,000 over the next five years. Upon the occurrence of certain events, as defined in the settlement agreement, VivoRx must repurchase such stock or a portion thereof.

     In addition to the litigation involving VivoRx, in June 1998, the Company filed suit in the Los Angeles Superior Court against associated companies:
American Bioscience, Inc. ("ABI"), American Pharmaceutical Partners, Inc. ("APP") and certain of their directors and officers. This litigation is not part of the prior mentioned settlement. The Company's suit seeks various equitable remedies, including but not limited to, appointment of a receiver over and dissolution of ABI and APP, injunctive relief to stop the misappropriation of the Company's research funding and equity investment and the misappropriation of assets and personnel. The Los Angeles Superior Court issued a preliminary injunction order which, among other things, prohibits the defendants from transferring or disposing of funds, assets, technology or property without the Company's consent or commingling assets, property, technology or personnel with those of VivoRx. In June 1999, the defendants filed an answer to and cross-complaint against the Company.

     The cross-complaint alleges violations of California State laws, interference with contractual relations and prospective economic advantage, fraud, slander, libel and other allegations. The cross-complainants seek unspecified compensatory and punitive damages. The Company believes the cross-complaints are without merit and intends to vigorously defend its position.

     As described in the Form 10-K for the year ended March 31, 1999, in December 1998, the Federal Trade Commission ("FTC") filed suit in U.S. District Court for the District of Columbia (the "Court") against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize, arising out of certain agreements involving the supply of raw materials used to manufacture two drugs. The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company has agreed to indemnify these parties.

     The Company is also a party to other suits involving the Attorneys General from 33 states and more than 20 putative class actions that allege the same conduct alleged in the FTC suit as well as alleged violations of state consumer protection laws. A qui tam action was commenced by a private party in the U.S. District Court for the District of South Carolina purportedly on behalf of the United States alleging violations of the False Claims Act and other statutes. The relief sought

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

by the FTC includes an injunction barring the Company from engaging in the challenged conduct, recision of certain agreements and disgorgement in excess of $120,000,000.

     The states and private parties seek similar relief, treble damages and attorneys' fees. In addition, a class action suit was filed alleging violations of federal securities laws by the Company and certain directors and officers of the Company. Without specifying a dollar amount, the suit seeks compensatory damages.

     The Company had filed motions to dismiss the FTC complaint, significant portions of the State Attorneys General complaint and the federal securities case. In July 1999, the Court denied the Company's motion to dismiss the FTC complaint. The Company filed a motion requesting the Court to certify its ruling with respect to the jurisdictional issue for expedited appeal to the U.S. Court of Appeals for the District of Columbia. This motion was denied.

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

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
     On July 23, 1999, the annual meeting of the shareholders of the Company was held. At this meeting, the shareholders overwhelmingly elected the seven directors nominated and approved the appointment of Deloitte & Touche LLP as the Company's independent auditors. Additionally, the shareholders approved a shareholder's proposal recommending that the Company redeem the rights under the Company's Shareholder Rights Plan so as to eliminate the continuing director provisions of the Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
     (a)  Exhibit 27 - Financial Data Schedule

     (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended September 30, 1999.


                                   SIGNATURES
                                   ----------
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Mylan Laboratories Inc.
                                                (Registrant)


DATE 11/03/99                       /s/ Milan Puskar
     --------------                 ---------------------------
                                    Milan Puskar
                                    Chairman of the Board, Chief
                                    Executive Officer and President
                                    (Principal executive officer)


DATE 11/03/99                       /s/ Donald C. Schilling
     ----------------               ---------------------------
                                    Donald C. Schilling
                                    Vice President of Finance and
                                    Chief Financial Officer
                                    (Principal financial officer)