Form 10-Q
period 1999-12-31
MYLAN LABORATORIES INC
filed 2000-02-14
CIK 69499

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

                For the quarterly period ended December 31, 1999
                                       OR

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

                           YES   X                            NO
                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                        Outstanding at
 Class of Common Stock                                 February 8, 2000
 ---------------------                                 ----------------
    $.50 par value                                        129,334,180

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES


                                      INDEX



                                                                       Page
                                                                       Number
                                                                     ---------

PART I. FINANCIAL INFORMATION

        ITEM 1: Financial Statements

           Consolidated Statements of Earnings - Three and
             Nine Months Ended December 31, 1999 and 1998                 2

           Consolidated Balance Sheets - December 31, 1999
             and March 31, 1999                                           3

           Consolidated Statements of Cash Flows - Nine
             Months Ended December 31, 1999 and 1998                      4

           Notes to Consolidated Financial Statements -
             Nine Months Ended December 31, 1999                        5 - 8

        ITEM 2:       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                        9 - 13

        ITEM 3: Quantitative and Qualitative Disclosures
                      About Market Risk                                  13

PART II. OTHER INFORMATION

        ITEM 1: Legal Proceedings                                      13 - 15

        ITEM 6: Exhibits and Reports on Form 8-K                         16


SIGNATURES                                                               16



                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                     (In thousands except per share amounts)

                                    UNAUDITED


                                                 Three Months Ended            Nine Months Ended
                                                 -------------------            -----------------
                                                    December 31,                  December 31,
                                                   -------------                  ------------
                                                 1999           1998          1999        1998
                                               ---------     ----------      -------     ------

NET SALES                                      $203,877       $186,195       $575,461   $530,505


COST AND EXPENSES:
        Cost of Sales                            92,725         86,479        257,250    253,591
        Research and Development                 12,387         12,274         35,651     39,740
        Acquired In-Process
           Research and Development                   -         29,000              -     29,000
        Selling and Administrative               40,417         35,987        117,411     89,431
                                               --------    -----------       ---------  ---------
                                                145,529        163,740        410,312    411,762
EQUITY IN (LOSS) EARNINGS OF SOMERSET            (1,548)         1,113         (2,619)     5,605

OTHER INCOME                                      6,878          4,275          9,640     12,387
                                                --------    -------- --       --------   --------

EARNINGS BEFORE INCOME TAXES                     63,678         27,843        172,170    136,735
INCOME TAXES                                     23,244         19,689         62,717     57,184
                                                --------    -----------       --------   --------
NET EARNINGS                                   $ 40,434    $     8,154       $109,453   $ 79,551
                                                ========    ===========       ========   ========
EARNINGS PER COMMON SHARE:
  Basic                                        $    .31    $       .06       $    .85   $    .64
                                                ========    ===========       ========   ========
  Diluted                                      $    .31    $       .06       $    .84   $    .63
                                                ========    ===========       ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                         129,232        128,644        129,183    124,449
                                                ========    ===========       ========   ========
  Diluted                                       130,026        130,339        130,160    126,075
                                                ========    ===========       ========   ========


The Company has paid regular  quarterly cash dividends of $.04 per share since October 1995.


                 See Notes to Consolidated Financial Statements








                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands except share information)

                                    UNAUDITED

                                     ASSETS

                                                         December 31,  March 31,
                                                              1999       1999
                                                              ----       ----
Current Assets:
    Cash and cash equivalents                             $  237,528 $  189,849
    Marketable securities                                     95,559     69,872
    Accounts receivable - net                                162,687    148,896
    Inventories:
        Raw materials                                         66,977     57,414
        Work in process                                       25,591     20,813
        Finished goods                                        47,651     58,266
                                                          ---------- ----------
                                                             140,219    136,493
    Deferred income tax benefit                               32,032     18,199
    Other current assets                                      15,837     19,650
                                                          ---------- ----------
           Total Current Assets                              683,862    582,959


Property, Plant and Equipment - at cost                      266,148    244,793
    Less accumulated depreciation                            102,295     90,157
                                                          ---------- ----------
                                                             163,853    154,636
Investment in and Advances to Somerset                        31,160     34,114
Intangible Assets - net of accumulated amortization          325,225    336,003
Other Assets                                                 104,942     98,949
                                                          ---------- ----------
Total Assets                                              $1,309,042 $1,206,661
                                                          ========== ==========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Trade accounts payable                                $   16,869 $   12,142
    Current portion of long-term obligations                  16,336     16,941
   Income taxes payable                                       11,458        821
    Cash dividends payable                                     5,188      5,178
    Other current liabilities                                 52,476     61,279
                                                          ---------- ----------
           Total Current Liabilities                         102,327     96,361
Long-Term Obligations                                         23,684     26,827
Deferred Income Tax Liability                                 25,161     23,568
Shareholders' Equity:
    Preferred stock, par value $.50 per share, authorized
      5,000,000 shares, issued and outstanding - none           -          -
    Common stock, par value $.50 per share, authorized
      300,000,000 shares, issued 130,132,593 shares at
      December 31, 1999 and 129,968,514 shares at
      March 31, 1999                                          65,066     64,984
    Additional paid-in capital                               314,714    311,995
    Retained earnings                                        783,952    690,003
    Accumulated other comprehensive income                     2,320      1,105
                                                          ----------
                                                           1,166,052  1,068,087
    Less treasury stock - at cost, 888,578 shares at
     December 31, 1999 and March 31, 1999                      8,182      8,182
                                                          ---------- ----------
      Total Shareholders' Equity                           1,157,870  1,059,905
                                                          ---------- ----------
Total Liabilities and Shareholders' Equity                $1,309,042 $1,206,661
                                                          ========== ==========

                 See Notes to Consolidated Financial Statements

                                       -3-



                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (In thousands)

                                    UNAUDITED


                                                            1999           1998
                                                            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                        $109,453       $ 79,551
    Adjustments to reconcile net earnings to net
        cash provided from operating activities:
           Depreciation and amortization                  27,112         18,995
           Deferred income tax benefit                   (13,303)       (10,531)
           Equity in the loss(earnings)of Somerset         2,619         (5,606)
           Cash received from Somerset                       335          3,135
           Allowances on accounts receivable              32,160         13,954
           Acquired in-process research and development        -         29,000
           Other noncash expense                           7,225            154
        Changes in operating assets and liabilities:
           Accounts receivable                           (45,901)       (27,029)
           Inventories                                    (3,669)         1,049
           Trade accounts payable                          4,727         (4,338)
           Income taxes payable                           11,853          9,561
           Other operating assets and liabilities         (8,679)           256
                                                         --------        --------
Net cash provided from operating activities              123,932        108,151
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment           (21,355)       (11,267)
    Increase in intangible and other assets              (11,963)        (3,397)
    Proceeds from investment securities                  112,630         22,801
    Purchase of investment securities                   (135,967)       (20,611)
    Cost of acquisition net of cash acquired                -             1,467
                                                        --------       --------
Net cash used in investing activities                    (56,655)       (11,007)
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term obligations                     (6,186)        (6,673)
    Cash dividends paid                                  (15,494)       (14,679)
  Proceeds from exercise of stock options                  2,082          8,566
                                                        --------       --------
Net cash used in financing activities                    (19,598)       (12,786)
                                                       --------       --------

Net increase in cash and cash equivalents                 47,679         84,358
Cash and cash equivalents - beginning of period          189,849        103,756
                                                        --------       --------
Cash and cash equivalents - end of period               $237,528       $188,114
                                                        ========       ========
CASH PAID DURING THE PERIOD FOR:
    Interest                                            $    646       $    279
                                                        ========       ========
    Income Taxes                                        $ 64,167       $ 58,157
                                                        ========       ========


                 See Notes to Consolidated Financial Statements





                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NINE MONTHS ENDED
                                DECEMBER 31, 1999

                                    Unaudited

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Mylan Laboratories Inc. and subsidiaries (the "Company") as of December 31, 1999, and March 31, 1999, together with the results of operations and cash flows for the interim periods ended December 31, 1999 and 1998. The consolidated results of operations for the three and nine months ended December 31, 1999, are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report and Report on Form 10-K.

C. Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. The effect of dilutive stock options on the weighted average common shares outstanding was 794,000 and 1,695,000 for the three months ended December 31, 1999 and 1998, and 977,000 and 1,626,000 for the nine months ended December 31, 1999 and 1998.

D. Total comprehensive income for the three and nine months ended December 31, 1999 and 1998, is as follows: (in thousands)


                                       Three Months Ended   Nine Months Ended
                                          December 31,         December 31,
                                          ------------         ------------
                                           1999    1998         1999     1998
                                           ----    ----         ----     ----
Net earnings                             $40,434  $8,154     $109,453  $79,551

Other comprehensive income, net of tax:

  Unrealized (loss) gain on marketable
      securities                             (27)    (14)       3,419   (2,015)
  Adjustment for loss(gains) included
    in net earnings                          331    (169)      (2,204)    (208)
                                          -------  ------      -------   ------
Comprehensive income                     $40,738  $7,971     $110,668  $77,328
                                         ======== =======    ========= ========


      Accumulated other comprehensive income, as reflected on the balance sheet, is comprised solely of the unrealized gain on marketable securities, net of deferred income taxes.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NINE MONTHS ENDED
                                DECEMBER 31, 1999

                                    Unaudited

E. The following table presents the comparative operating results for the Company's operating segments: (in thousands)

                              Three Months Ended       Nine Months Ended
                                  December 31,            December 31,
                                  ------------            ------------


                                1999       1998         1999       1998
                                ----       ----         ----       ----
  Generic Segment:
    Net Sales                 $168,223   $158,159     $483,974   $472,492
    Segment Profit              65,495     58,254      193,247    166,413


  Branded Segment:
    Net Sales                 $ 35,654    $ 28,036      $91,487  $ 58,013
    Segment Profit               5,942       6,410       13,126    12,417
                              $ (7,759)
  Corporate                   $ (7,759)   $(36,821)    $(34,203) $(42,095)

  Consolidated:
    Net Sales                 $203,877    $186,195     $575,461  $530,505

    Pretax Earnings             63,678      27,843      172,170   136,735


      Segment net sales represents sales to unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and nonoperating income and expense. For the three and nine months ended December 31, 1998, Corporate includes a one-time charge of $29,000,000 for acquired in-process research and development relating to the Penederm acquisition.

F. A subsidiary of the Company was involved in a dispute with KaiGai Pharmaceuticals, Co., Ltd. ("KaiGai") relating to a license and supply contract for nitroglycerin transdermal patches which both parties claim was breached by the other. KaiGai sought damages in excess of $20,000,000. The dispute was subject to binding arbitration and in November 1999, the arbitration panel denied KaiGai's request for damages.

      In November 1999, the Company and a state agency entered into a settlement concerning certain contract pricing matters. The settlement was satisfied without a significant effect on the Company's financial position or results of operations.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NINE MONTHS ENDED
                                DECEMBER 31, 1999

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

      In June 1998, the Company filed suit in the Los Angeles Superior Court against American Bioscience, Inc. ("ABI"), American Pharmaceutical Partners, Inc. ("APP") and certain of their directors and officers. The Company's suit seeks various legal and equitable remedies. The Los Angeles Superior Court issued a preliminary injunction order which, among other things, prohibits the defendants from transferring or disposing of funds, assets, technology or property without the Company's consent or commingling assets, property, technology or personnel with those of another company. In June 1999, the defendants filed an answer to and cross-complaint against the Company. The cross- complaint alleges violations of California state laws, interference with contractual relations and prospective economic advantage, fraud, slander, libel and other allegations. The cross-complainants seek unspecified compensatory and punitive damages. The Company believes the cross-complaints are without merit and intends to vigorously defend its position.

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

      The Company is a party to other suits involving the Attorneys General from 33 states and more than 25 putative class actions that allege the same conduct alleged in the FTC suit as well as alleged violations of state consumer protection laws.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NINE MONTHS ENDED
                                DECEMBER 31, 1999
                                    Unaudited

F. (cont.) A qui tam action was commenced by a private party in the U.S. District Court for the District of South Carolina purportedly on behalf of the United States alleging violations of the False Claims Act and other statutes.

      The relief sought by the FTC includes an injunction barring the Company from engaging in the challenged conduct, recision of certain agreements and disgorgement in excess of $120,000,000. The states and private parties seek similar relief, treble damages and attorneys' fees. The Company's motions to dismiss several of the private actions were granted.

      A class action suit was filed alleging violations of federal securities laws by the Company and certain directors and officers of the Company. Without specifying a dollar amount, the suit sought compensatory damages. The Company's motion to dismiss the federal securities case was granted on December 22, 1999. A notice of appeal has been filed.

      The Company had filed motions to dismiss the FTC complaint and significant portions of the State Attorneys General complaint. In July 1999, the Court denied the Company's motion to dismiss the FTC complaint. The Company filed a motion requesting the Court to certify its ruling with respect to the jurisdictional issue for expedited appeal to the U.S. Court of Appeals for the District of Columbia. This motion was denied. The Court granted in part and denied in part the Company's motion to dismiss portions of the State Attorneys General complaint. In so doing, the Court limited certain theories of recovery asserted by the states. Some States have filed a motion with the Court requesting that it reconsider certain claims that were dismissed, and, in December 1999, the Court reinstated certain claims.

      In February 2000, the Company received notice of threatened litigation by another generic manufacturer. The potential complaint is based on similar factors alleged in the FTC litigation relating to the generic product clorazepate.

      The Company believes that it has meritorious defenses to the claims in these matters and intends to vigorously defend them. Although the Company believes it has meritorious defenses to the claims, an adverse result in these suits could have a material adverse effect on the Company's financial position and results of its operations.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                         PART 1 - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      Net earnings for the quarter ended December 31, 1999, were $40.4 million or $.31 per share compared to $8.2 million or $.06 per share for the same prior year period. Net earnings for the nine month period then ended were $109.5 million or $.84 per share compared to $79.6 million or $.63 per share for the same prior year period. Prior year earnings were affected by a one-time charge of $29 million for acquired in-process research and development ("IPR&D") relating to the acquisition of Penederm Inc. ("Penederm") in October 1998. Excluding the one-time charge for acquired IPR&D, net earnings for the quarter ended December 31, 1998, were $37.2 million or $.29 per share and the net earnings for the nine months ended December 31, 1998, were $108.6 million or $.86 per share.

      All references to per share amounts in Item 2 are based on diluted weighted average common shares outstanding.

     The following table presents the comparative operating results for the Company's operating segments: (dollars in millions)


                           Three Months Ended           Nine Months Ended
                               December 31,                December 31,
                               ------------                ------------


                       1999      1998   % Change      1999      1998   % Change
                       ----      ----   ---------     ----      ----   --------
  Generic Segment:
    Net Sales         $ 168.2   $158.2     6%        $ 484.0  $ 472.5      2%
    Gross Profit         86.0     80.5     7%          254.4    238.7      7%
    Segment Profit       65.5     58.2    13%          193.2    166.4     16%
  Branded Segment:
    Net Sales         $  35.7   $ 28.0    27%        $  91.5  $  58.0     58%
    Gross Profit         25.2     19.2    31%           63.8     38.2     67%
    Segment Profit        5.9      6.4    (8%)          13.1     12.4      6%
  Corporate           $  (7.7)  $(36.8)              $ (34.1) $ (42.1)
  Consolidated:
    Net Sales         $ 203.9   $186.2    10%        $ 575.5  $ 530.5      8%
    Gross Profit        111.2     99.7    12%          318.2    276.9     15%
    Pretax Earnings      63.7     27.8   129%          172.2    136.7     26%

                       MYLAN LABORATORIES INC. AND SUBSIDIARIES

      Segment net sales represents sales to unrelated third parties. Segment gross profit represents segment net sales less the corporate wide costs of manufacturing, warehousing and shipping associated with such sales. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and nonoperating income and expense. For the three and nine months ended December 31, 1998, Corporate includes a one-time charge of $29,000,000 for acquired in-process research and development relating to the Penederm acquisition.

Results of Operations

Net Sales and Gross Profit

      Net sales for the three months ended December 31, 1999, were $203.9 million compared to $186.2 million for the same prior year period, an increase of 10%. Net sales for the nine months ended December 31, 1999, were $575.5 million compared to $530.5 million for the same prior year period, an increase of 8%. The increase in net sales for the three month period relates principally to increases in dermatology product sales, generic volume and new generic products. The increase in net sales for the nine month period relates principally to an additional six months of dermatology product sales related to Penederm, an increase in generic volume, new generic products and price increases on selected generic products.

      Gross profits increased $11.5 million over the prior year three month period to $111.2 million and $41.3 million to $318.2 million over the prior year nine month period. Gross margins (gross profit as a percentage of net sales) were 55% for the current year three and nine month periods compared to 54% and 52% in the prior year comparable periods.

      Generic gross profit increased 7% for both the current three and nine month periods as a result of price increases on selected products, sales of new products approved after December 31, 1998, termination of certain royalty arrangements in January 1999 and increased generic volume. Generic units shipped (excluding unit dose shipments) were 2.4 billion units and 6.4 billion units for the current three and nine month periods, up 13% and 8% from the prior year periods. The increases during these periods were offset by normal price deterioration and a 10% and 8% decrease in gross profit for the current three and nine month periods related to clorazepate and lorazepam.

      Branded gross profit increased 31% and 67% for the current three and nine month periods over the same prior year three and nine month periods. The increase in gross profit for the current three month period is due principally to growth for existing dermatology products. The increase for the current nine month period is due principally to an additional six months of sales of Penederm and the additional growth previously mentioned for the three month period.


                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Research and Development

      The Company is actively pursuing and is involved in joint development projects in an effort to broaden its scope of capabilities in bringing to market new and innovative products. Such arrangements generally provide for payments by the Company only upon the attainment of certain milestones. While such arrangements help to reduce the Company's financial risk for unsuccessful projects, fulfillment of milestones may result in fluctuations in quarterly research and development expense.

      Expenditures for research and development were $12.4 million and $35.7 million for the three and nine month periods ended December 31, 1999, compared to $12.3 million and $39.7 million for the comparable periods ended December 31, 1998. The decrease for the current nine month period over the prior year nine month period is due to the fulfillment of milestones for product licensing and development agreements reached in the prior year. This decrease was partially offset by an additional six months of research expenditures for branded products of Penederm. Core internal research costs are expected to increase as the Company progresses into the advance stages of development for certain projects in future periods.

Selling and Administrative Expenses

      Selling and administrative expenses were $40.4 million for the three months ended December 31, 1999, compared to $36.0 million for the same period in the prior year. Expenses for the nine months ended December 31, 1999, were $117.4 million compared to $89.4 million for the same period in the prior year.

      Corporate administrative expenses were $13.1 million and $41.2 million for the current three and nine month periods compared to $13.2 million and $31.8 million for the comparable prior year periods. For the nine month period, the increase is primarily due to higher goodwill amortization related to Penederm and legal expenses related to the FTC investigation.

      Branded Segment selling and administrative expenses were $16.6 million and $43.8 million for the current three and nine month periods compared to $11.4 million and $24.3 million for the comparable prior year periods. The increase in the three month period over the prior year period is primarily due to the expansion of the sales and support staff. The increase for the nine month period is due to the expansion of the sales and support staff, as previously mentioned, and the inclusion of an additional six months of expenses of Penederm.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

      Generic Segment selling and administrative expenses decreased 6% to $10.7 million and 5% to $32.4 million for the three and nine month periods ended December 31, 1999. The decrease for both the three and nine month periods is primarily related to reduced expenses related to new product launches and promotional campaigns in the current year periods.

Equity in Earnings

      The equity in the loss of Somerset in the current periods was primarily the result of lower sales due to generic competition on Eldepryl(R) and increased expenditures for research and development. Somerset Pharmaceuticals, Inc. is continuing its research for alternative uses for Eldepryl(R), which is expected to result in continued losses in the near term.

Other Income

      The increase in the current quarter is primarily due to income related to an investment in a limited partnership. The Company also recorded losses on certain investments, which were deemed to be permanently impaired, that offset a portion of the above income. The decrease for the current nine month period over the comparable prior nine month period is primarily related to the fluctuations in income of the previously mentioned limited partnership.

Income Taxes

      The Company's effective tax rate was 36.5% for both the three and nine month periods ended December 31, 1999. The effective tax rate for the prior year comparable periods was significantly impacted by the one-time charge for acquired IPR&D.

Liquidity, Capital Resources and Financial Condition

      Working capital increased to $581.5 million at December 31, 1999, from $486.6 million at March 31, 1999. The ratio of current assets to current liabilities increased to 6.7 to 1 at December 31, 1999, from 6.0 to 1 at March 31, 1999. The increase in working capital was primarily due to the Company's net earnings. In addition to net earnings, net cash provided from operating activities was affected by changes in accounts receivable and its related allowance. The increase in cash used in investing activities principally resulted from the Company's increased investment in marketable securities which primarily are short term in nature.

      The Company continues to examine opportunities to expand its business through product and company acquisitions. The Company's capital resources, financial condition and results of operations could be materially impacted if the Company were to complete one or more of such acquisitions.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

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

Year 2000

      As described in the Company's annual report on Form 10-K for the year ended March 31, 1999, and its quarterly reports on Form 10-Q for the quarters ended June 30, 1999, and September 30, 1999, the Company had examined its critical information ("IT") and non-IT operating systems for Year 2000 ("Y2K") compliance. Since entering the year 2000, the Company has not experienced any significant disruptions to its business either directly or by reason of Y2K related problems affecting the Company's customers or suppliers. The Company will continue to monitor its critical IT and non-IT systems over the next several months, but does not anticipate any significant Y2K impact on its business. As previously disclosed, the Company significantly upgraded its computing systems over the last several years, principally for reasons unrelated to Y2K issues. Consequently, the Company did not incur significant incremental costs in seeking to become Y2K compliant.

Forward-Looking Statements

      The statements set forth in this Item 2 under Results of Operations concerning the manner in which the Company intends to conduct its future operations, potential trends that may impact future results of operations, and its beliefs or expectations about future operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, the factors described under "Forward Looking Statements" in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 1999. There has been no material change in the disclosure regarding market risk.

                           PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

      Since the date of the filing of the Company's report on Form 10-Q for the period ended September 30, 1999, there have been no material new legal proceedings involving the Company or any material developments to such proceedings, except as described below. See Note F to the Company's consolidated financial statements and/or "Legal Proceedings" in the Company's

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Annual Report on Form 10-K for the year ended March 31, 1999, and Quarterly Reports on Form 10-Q for the quarters ended June 30, 1999, and September 30, 1999, for a discussion of certain other legal proceedings involving the Company as to which there have been no material developments since the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

      A subsidiary of the Company was involved in a dispute with KaiGai Pharmaceuticals, Co., Ltd. ("KaiGai") relating to a license and supply contract for nitroglycerin transdermal patches which both parties claim was breached by the other. KaiGai sought damages in excess of $20,000,000. The dispute was subject to binding arbitration, and, in November 1999, the arbitration panel denied KaiGai's request for damages.

      In November 1999, the Company and a state agency entered into a settlement concerning certain contract pricing matters. The settlement was satisfied without a significant effect on the Company's financial position or results of operations.

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

      The Company is a party to other suits involving the Attorneys General from 33 states and more than 25 putative class actions that allege the same conduct alleged in the FTC suit as well as alleged violations of state consumer protection laws. A qui tam action was commenced by a private party in the U.S. District Court for the District of South Carolina purportedly on behalf of the United States alleging violations of the False Claims Act and other statutes.

      The relief sought by the FTC includes an injunction barring the Company from engaging in the challenged conduct, recision of certain agreements and disgorgement in excess of $120,000,000. The states and private parties seek similar relief, treble damages and attorneys' fees. The Company's motions to dismiss several of the private actions were granted.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

      A class action suit was filed alleging violations of federal securities laws by the Company and certain directors and officers of the Company. Without specifying a dollar amount, the suit sought compensatory damages. The Company's motion to dismiss the federal securities case was granted on December 22, 1999. A notice of appeal has been filed.

      The Company had filed motions to dismiss the FTC complaint and significant portions of the State Attorneys General complaint. In July 1999, the Court denied the Company's motion to dismiss the FTC complaint. The Company filed a motion requesting the Court to certify its ruling with respect to the jurisdictional issue for expedited appeal to the U.S. Court of

      Appeals for the District of Columbia. This motion was denied. The Court granted in part and denied in part the Company's motion to dismiss portions of the State Attorneys General complaint. In so doing, the Court limited certain theories of recovery asserted by the states. Some States have filed a motion with the Court requesting that it reconsider certain claims that were dismissed, and, in December 1999, the Court reinstated certain claims.

      In February 2000, the Company received notice of threatened litigation by another generic manufacturer. The potential complaint is based on similar
factors  alleged  in  the  FTC  litigation   relating  to  the  generic  product
clorazepate.

      The Company believes that it has meritorious defenses to the claims in these matters and intends to vigorously defend them. Although the Company believes it has meritorious defenses to the claims, an adverse result in these suits could have a material adverse effect on the Company's financial position and results of its operations.

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

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibit 27 - Financial Data Schedule
      (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                               Mylan Laboratories Inc.
                                                     (Registrant)

DATE  2/14/00
    __________________            /s/   Milan Puskar
                                  Chairman of the Board, Chief
                                  Executive Officer and President
                                  (Principal executive officer)


DATE  2/14/00
   ___________________            /s/   Donald C. Schilling
                                  Vice President of Finance and
                                  Chief Financial Officer
                                  (Principal financial officer)