Form 10-K
period 2000-03-31
MYLAN LABORATORIES INC
filed 2000-06-23
CIK 69499

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

     Annual Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934For the fiscal year ended March 31, 2000 Commission File No. 1-9114

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

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
        Title of Each Class                    on Which Registered
        -------------------                   ---------------------

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

            The aggregate market value of voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock as of June 20, 2000:

                                    $2,137,112,992

The number of shares of Common Stock of the registrant outstanding as of June 20, 2000:
                                      126,721,906

Documents incorporated by reference into this Report are:
  Annual Report to Shareholders for year ended
                                March 31, 2000...       Part I, Item 1
                                                        Part II, Items 5-8
  Proxy Statement for 2000 Annual Meeting of

                                Shareholders...         Part III, Items 10-13


                                                        PART I

     Item 1. Business

     Mylan Laboratories Inc., a Pennsylvania corporation incorporated in 1970, and its subsidiaries (herein referred to collectively as "the Company") are engaged in developing, licensing, manufacturing, marketing and distributing generic and branded pharmaceutical products. References herein to fiscal 2000, 1999 and 1998 shall mean the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

     The   Company   conducts   business   through   its   generic  and  branded
pharmaceutical operating segments. For fiscal 2000, the generic segment represented approximately 85% of revenues and the branded segment represented approximately 15% of revenues. The financial information for operating segments required by Item 1 is hereby incorporated by reference to Note R of the Notes to Consolidated Financial Statements in the accompanying Annual Report to Shareholders for the year ended March 31, 2000.

Generic Segment

     Through its subsidiaries, Mylan Pharmaceuticals Inc. and UDL Laboratories Inc., acquired in fiscal 1996, the Company is recognized as a leader in the generic pharmaceutical industry. Generic drugs are bioequivalent to their brand name counterparts and are generally sold at prices significantly less than branded products. Accordingly, generics provide a safe, effective and cost efficient alternative to users of these branded products.

     The Company attained its leadership position in the generic industry through its ability to obtain Abbreviated New Drug Application ("ANDA") approvals, uncompromising quality control and devotion to customer service. To build on this position the Company has expanded beyond its traditional solid oral dose products and now offers unit dose, suspensions, liquids, transdermal and extended release products. The investment in research and development and facilities to manufacture products in a variety of delivery systems is one of the many reasons the Company is a leader in the generic industry.

     The Company has entered into strategic alliances with several pharmaceutical companies through distribution and licensing agreements which provide the Company with additional products to broaden the Company's product line. In addition, the Company has entered into product development and licensing agreements, under which the Company has obtained rights to manufacture and distribute other pharmaceutical products in exchange for funding of drug development activities.

     Due to the non-exclusive nature of generic products, the generic industry is comprised of numerous competitors including manufacturers that market their products under their own names, distributors that market products manufactured by others, and brand name companies that market their products under both the brand name and as a generic substitute. The non-exclusive nature thus allows for significant price competition within the generic pharmaceutical industry.

Branded Segment

     Pharmaceutical products initially sold on an exclusive basis are known in the industry as proprietary or branded products. These products generally are patent protected when introduced in the marketplace.

     The Company operates its branded segment principally through its Bertek Pharmaceutical Inc. ("Bertek") subsidiary. Bertek's three therapeutic areas of concentration include cardiology, neurology and dermatology. The cardiology focus is built upon Maxzide(R), Digitek(R) and Nitrek(R). The Maxzide(R) products, originally developed and manufactured by the Company, were reacquired from American Home Products Corp. in fiscal 1997.

     The Company continues to expand its branded business through internally developed products as well as through product acquisitions. To expand its presence in dermatology, on October 2, 1998, the Company acquired 100% of the outstanding stock of Penederm Inc. Bertek, through this acquisition, now develops patented topical prescription products at its research and development facilities in Foster City, California. The current product portfolio primarily consists of Avita(R), Mentax(R), and Acticin(R).

New Product Approvals

         The Company is required to secure and maintain the U.S. Food and Drug Administration's ("FDA") approval for the products it intends to manufacture and market. The FDA grants such approval by approving Company submitted ANDAs for generic drug products and New Drug Applications ("NDAs") for branded drug products.

         During fiscal 2000, the Company received 20 final approvals: Verapamil HCl ER Capsules, Estradiol Tablets, Prednisolone Syrup, Clozapine Tablets, Diclofenac Potassium Tablets, Estropipate Tablets, Dicyclomine HCl Tablets, Dicyclomine HCl Capsules, Carbidopa and Levodopa ER Tablets, Ticlopidine HCl Tablets, Nitroglycerin Delivery System (0.1mg/hr, 0.2mg/hr, 0.4mg/hr, 0.6mg/hr), Nifedipine ER Tablets, Ketoconazole Tablets, Hydrochlorothiazide Capsules, Terazosin HCl Anhydrous Capsules, and Estradiol Transdermal System (0.05mg/day and 0.1mg/day). Additionally, in fiscal 2000, the Company received two supplements for additional strengths: Atenolol 25mg Tablets and Glyburide 6mg Tablets.

         Currently, the Company has before the FDA 25 ANDAs pending final approval and seven Investigational New Drug ("IND") applications filed with the FDA for new innovator compounds. An IND is the result of a successful preclinical development program and becomes part of the final NDA.

Products

     The information on the Company's product line set forth on pages8-12 of the accompanying Annual Report to Shareholders for the year ended March 31, 2000, is incorporated herein by reference. For fiscal 2000, sales of the Company's antianxiety product group accounted for approximately 16% of net sales.

     During fiscal 2000, 1999 and 1998, the Company expensed $49,121,000, $61,843,000, and $46,278,000, for research and development. The Company's research and development efforts are conducted primarily to qualify the Company to manufacture ethical pharmaceuticals under FDA standards and approval. Typically research expenses related to the development of innovative compounds and the filing of NDAs are significantly higher than those associated with ANDAs. As the Company continues to develop these products, research expenses related to their development may increase.

Customers and Marketing

     The Company sells its products to proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers and public and governmental agencies. Four of the Company's customers accounted for approximately 15%, 15%, 11%, and 10% of net sales in fiscal 2000. Three customers accounted for approximately 15%, 14%, and 11% of net sales in fiscal 1999 and 13%, 12%, and 11% of net sales in fiscal 1998.

    Generic pharmaceutical products are marketed directly to traditional drug store chains, mass merchandising chains, and food and drug chains. In addition, product is distributed through wholesalers and distributors servicing non-warehousing chains, independent pharmacies, and institutional customers on a contractual basis. Due to the buying patterns of certain customers, in conjunction with incentive programs, a disproportionate amount of sales may be recognized in the latter part of a period. Generic products involve limited public promotion. Approximately 70 employees are engaged in selling and servicing generic customers.

     Branded pharmaceutical products are marketed directly to health care professionals. Approximately 260 employees are engaged in marketing, selling and servicing branded customers.

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

         In response to the price declines for generic products, the Company raised prices on 29 products beginning in fiscal 1998 and continuing through fiscal 1999. While these price increases had a favorable impact on net earnings, such impact, if any in the future, will be affected by many factors including customer acceptance and the response by both existing and potential competitors as well as by both existing and potential suppliers. The Company intends to evaluate its pricing practices and make adjustments to the price of its products when appropriate. The Company continues to work closely with its customers and suppliers to ensure that its full line of generic products is available as a cost effective alternative to the innovator products (See Part II, Item 7 of this report for a discussion relating to the impact of the Company's pricing policies).

     In the branded segment, the Company faces competition from other branded pharmaceutical companies that offer products which, while having different properties, are intended to provide similar benefits to the consumers. These competitors tend to have more products, a longer history in the industry, additional marketing and sales representatives and significantly more financial resources. Each of these factors or others could prevent the Company from achieving profitable results in the branded industry.

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

Raw Materials

     The active chemical ingredients and other materials and supplies used in the Company's pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, in some cases, the raw materials needed by the Company to manufacture pharmaceutical products are available from a single FDA-approved supplier. Even when more than one supplier exists, the Company may elect to list, and in some cases has only listed, one supplier in its applications with the FDA. New suppliers of the active ingredients in drugs must be approved by the FDA. Accordingly, in the event of an interruption, any change in a supplier not previously approved may take several months.

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

     In addition to the extensive regulation the Company faces under the Federal Food, Drug and Cosmetic Act, other regulations have also affected the generic approval process. In June 1995, the Uruguay Round Agreements Act ("URAA") took effect which extended patent terms pursuant to the General Agreements on Tariffs and Trade. The extension of patent terms has delayed the introduction of generic products by the Company.

     While URAA has already extended patent terms, the brand companies have further delayed the approval of new generic products by filing patent infringement suits under the Hatch-Waxman Act. The Company upon filing an ANDA with the FDA must make one of five certifications with respect to innovator patents. If the company certifies that its generic product is not infringing a patent or that a patent is invalid, the patentee can file suit. Brand companies use this certification process to prevent generic companies from introducing competing generic products by bringing suit for alleged patent infringement. Once a suit is filed, the FDA is prohibited from approving the ANDA for thirty months or until the suit is litigated or settled.

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

Employees

     The Company employs approximately 2,300 persons, approximately 1,200 of whom serve in clerical, sales and management capacities. The remaining are engaged in production and maintenance activities.

     The production and maintenance employees at the Company's manufacturing facilities in Morgantown, West Virginia, are represented by the Oil, Chemical and Atomic Workers International Union (AFL-CIO) and its Local Union 8-957 under a contract which expires April 5, 2002.

Backlog

     At March 31, 2000, the uncompleted portion of the Company's backlog of orders was approximately $28,226,000 as compared to approximately $7,388,000 at March 31, 1999, and $19,899,000 at March 31, 1998. Because of the relatively short lead time required in filling orders for its products, the Company does not believe these backlog amounts bear a significant relationship to sales or income for any full twelve-month period.

Item 2. Properties

     The Company operates from various facilities in the United States and Puerto Rico which have an aggregate of approximately 1,305,000 square feet.

     Mylan Pharmaceuticals Inc. owns production, warehouse, laboratory and office facilities in three buildings in Morgantown, West Virginia containing 484,000 square feet. Mylan Pharmaceuticals operates two distribution centers: a 166,000 square foot center in Greensboro, North Carolina which it owns and a 38,000 square foot center in Reno, Nevada which it operates under a lease expiring in 2002. A new sales and administration facility containing approximately 65,000 square feet is currently under construction in Morgantown, West Virginia.

     Mylan Inc. owns a production and office facility in Caguas, Puerto Rico containing 115,000 square feet and a production facility in Cidra, Puerto Rico containing 32,000 square feet.

     Bertek Pharmaceuticals, Inc. owns production, warehouse and office facilities in two buildings in Sugar Land, Texas containing 70,000 square feet and research and development facilities in two buildings in Foster City, California containing 27,000 square feet under leases expiring in 2003.

     Mylan Technologies Inc. owns production, warehouse, laboratory, and office facilities in three buildings in Swanton and St. Albans, Vermont containing 118,000 square feet. Mylan Technologies Inc. also operates a coating and extrusion facility in St. Albans containing 71,000 square feet under a lease expiring in 2015.

     UDL Laboratories Inc. owns production, laboratory, warehouse, and office facilities in three buildings in Rockford, Illinois and Largo, Florida containing 136,000 square feet. UDL also leases a warehouse facility in Rockford containing 41,000 square feet under a lease expiring in 2005.

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

     The Company's corporate offices, approximately 7,000 square feet, are located at 1030 Century Building, 130 Seventh Street, Pittsburgh, Pennsylvania, and are occupied under a lease expiring in 2003.

Item 3. Legal Proceedings

         In March  1999,  a  subsidiary  of the  Company  entered  into  binding
arbitration  related  to  a  dispute  with  KaiGai  Pharmaceutical,   Co.,  Ltd.
("KaiGai"). The dispute arose out of a license and supply agreement for nitroglycerin transdermal patches that both companies claim was breached by the other party. KaiGai sought damages in excess of $20,000,000. In November 1999, the arbitration panel denied KaiGai's request for damages. KaiGai filed an appeal and the Company has filed a motion to dismiss the appeal due to the appeal not being filed within the time period permitted.

         In June 1998, the Company filed suit in Los Angeles Superior Court against American Bioscience, Inc. ("ABI"), American Pharmaceutical Partners, Inc. ("APP") and certain of their directors and officers. The Company's suit seeks various legal and equitable remedies. The Los Angeles Superior Court issued a preliminary injunction order which, among other things, prohibits the defendants from transferring or disposing of funds, assets, technology or property without the Company's consent or commingling assets, property, technology or personnel with those of another company. In June 1999, the defendants filed an answer to and cross-complaint against the Company. The cross-complaint alleges violations of California state laws, interference with contractual relations and prospective economic advantage, fraud, slander, libel and other allegations. The cross-complaint seeks unspecified compensatory and punitive damages. The Company believes the cross-complaint is without merit and intends to vigorously defend its position.

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

     A class action suit was filed alleging violations of federal securities laws by the Company and certain directors and officers of the Company. Without specifying a dollar amount, the suit sought compensatory damages. The Company's motion to dismiss the federal securities case was granted on December 22, 1999. An appeal is pending.

     The Company had filed motions to dismiss the FTC complaint and significant portions of the State Attorneys General complaint. In July 1999, the Court denied the Company's motion to dismiss the FTC complaint. The Company filed a motion requesting the Court to certify its ruling with respect to the jurisdictional issue for expedited appeal to the U.S. Court of Appeals for the District of Columbia. This motion was denied. The Court granted in part and denied in part the Company's motion to dismiss portions of the State Attorneys General complaint. In so doing, the Court limited certain theories of recovery asserted by the states. Some States filed a motion with the Court requesting that it reconsider certain claims that were dismissed, and, in December 1999, the Court reinstated certain claims.

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

Item 4. Submission of Matters to a Vote of Security Holders

               Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions of the Company's executive officers are as follows:

    Milan Puskar                  65      Chairman and Chief Executive Officer
    Richard F. Moldin             52      President and Chief Operating Officer
    Dana G. Barnett               59      Executive Vice President
    Louis J. DeBone               54      Senior Vice President
    Roger L. Foster               53      Vice President and General Counsel
    Roderick P. Jackson           60      Senior Vice President
    Donald C. Schilling           50      Vice President-Finance and Chief
                                                         Financial Officer

    Patricia A. Sunseri           60      Vice President-Investor and
                                              Public Relations
    Robert W. Smiley              78      Secretary

     Mr. Puskar was employed by the Company from 1961 to 1972 and served in various positions, including Secretary-Treasurer, Executive Vice President and a member of the Board of Directors. From 1972 to 1975, Mr. Puskar served as Vice President and General Manager of the Cincinnati division of ICN Pharmaceuticals Inc. In addition, he has served as a partner of several pharmaceutical firms in foreign countries. Currently, Mr. Puskar is a director of West Virginia University Foundation, Morgantown, West Virginia, and Duquesne University, Pittsburgh, Pennsylvania. Mr. Puskar served as President of the Company from 1976 to March 2000 and as Vice Chairman of the Board from 1980. He was elected Chairman of the Board and Chief Executive Officer in November 1993.

     Mr. Moldin was employed by the Company in April 2000. Prior to assuming his position as President and Chief Operating Officer of the Company, he was President and Chief Executive Officer of Faulding Inc. from 1995 to 2000. Mr. Moldin served in various executive and management positions for Wellcome plc. in England, Australia and the United States from 1979 to 1995.

     Mr. Barnett was employed by the Company in 1966. His responsibilities have covered production, quality control and product development. Mr. Barnett became Vice President in 1974, Senior Vice President in 1978 and Executive Vice President in 1987. He was elected President and Chief Executive Officer of Somerset Pharmaceuticals, Inc. in June 1991, and in August 1995, he was elevated to Chairman and Chief Executive Officer.

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

     Mr. Smiley has been the Secretary of the Company since 1976. He previously served on the Company's Board of Directors. In October 1992, he joined the law firm of Doepken Keevican & Weiss Professional, which provided legal services to the Company in fiscal 2000. Previously, he was a partner of Smiley, McGinty & Steger for more than five years.

         No family relationships exist between any of the above executive officers. Officers of the Company serve at the pleasure of the Board of Directors.

                                PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters

     The information required by Item 5 is hereby incorporated by reference to pp. 14 and 41 of the accompanying Annual Report to Shareholders for the year ended March 31, 2000.

Item 6. Selected Financial Data

     The information  required by Item 6 is hereby  incorporated by reference to
p. 14 of the accompanying Annual Report to Shareholders for the year ended March 31, 2000.

Item 7.  Management's Discussion and Analysis of Financial Condition and

Results of Operations

     The information required by Item 7 is hereby incorporated by reference to pp. 15-21 of the accompanying Annual Report to Shareholders for the year ended March 31, 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk The information required by Item 7A is hereby incorporated by reference to p. 20 of the accompanying Annual Report to Shareholders for the year ended March 31, 2000.

Item 8. Financial  Statements and Supplementary Data The information required by
Item 8 is hereby incorporated by reference to pp. 22-41 of the accompanying Annual Report to Shareholders for the year ended March 31, 2000.

Item 9. Changes in and Disagreements with
        Accountants on Accounting and Financial Disclosure

     Not applicable.

                              PART III

Item 10. Directors and Executive Officers of the Registrant

     The information as to directors required by Item 10 is hereby incorporated by reference to pp. 2 and 3 of the Company's 2000 Proxy Statement. Information concerning executive officers is provided in PART I of this report under the caption "Executive Officers of the Registrant".

Item 11. Executive Compensation

     The information required by Item 11 is hereby incorporated by reference to pp. 8-9 of the Company's 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management The information required by Item 12 is hereby incorporated by reference to pp. 10 and 11 of the Company's 2000 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

     The information  required by Item 13 is hereby incorporated by reference to
p. 3 of the Company's 2000 Proxy Statement and Part I of this report.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  List of Financial Statements

                                                                 Annual Report
                                                                     Page

                                                                    Number

         INCLUDED IN ANNUAL REPORT TO SHAREHOLDERS:
         Consolidated Balance Sheets..............................  22-23
         Consolidated Statements of Earnings......................     24
         Consolidated Statements of Shareholders' Equity .........     25
         Consolidated Statements of Cash Flows....................  26-27
         Notes to Consolidated Financial Statements...............  28-39
         Independent Auditors' Report.............................     40

            2.  Financial Statement Schedules

                    The information required by this Item is incorporated herein by reference to Exhibit 99. All other schedules have been omitted because they are not required or the information can be derived from the Consolidated Financial Statements included in the accompanying Annual Report to Shareholders for the year ended March 31, 2000.

            3.  Exhibits

                   (3)(a) Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 4.2 to the Form S-8 on December 23, 1997 (registration number 333-43081) and incorporated herein by reference.

                      (b) By-laws of the registrant, as amended to date, filed as Exhibit 4.3 to the Form S-8 on December 23, 1997 (registration number 333-43081) and incorporated herein by reference.

                   (4)(a) Rights Agreement, as amended to date, between the Company and American Stock Transfer & Trust Co., filed as Exhibit 4.1 to Form 8-K dated August 30, 1996 and incorporated herein by reference. Amendment is incorporated herein by reference to
                              Exhibit 1 to Form 8-A/A dated March 31, 2000.

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

                      (k) Mylan Laboratories Inc. 1997 Incentive Stock Option Plan, as amended to date, filed herewith.

                      (l) Mylan Laboratories Inc. 1992 Nonemployee Director Stock Option Plan, as amended to date, filed as
                             Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998 and incorporated herein by reference.

                      (m) "Salary Continuation Plan" with Roderick P. Jackson dated March 14, 1995, as amended to date, filed as Exhibit 10(m) to Form 10-K for fiscal year ended March 31, 1999 and incorporated herein by reference.

              (13) Fiscal 2000 Annual Report to Shareholders which, except for those portions incorporated by reference, is furnished solely for the information of the Securities and Exchange Commission and is not deemed to be "filed".

              (21)  Subsidiaries of the registrant, filed herewith.

              (23)  Consents of Independent Auditors, filed herewith.

              (27)  Financial Data Schedule, filed herewith.
              (99)  Consolidated financial statements of Somerset
                    Pharmaceuticals, Inc. for years ended December 31, 1999, 1998, and 1997, filed herewith.

         (b) Reports on Form 8-K

              The Company was not required to file a report on Form 8-K during the quarter ended March 31, 2000.

                              SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 22, 2000
                           by /S/ MILAN PUSKAR

                              Milan Puskar

                                    Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ MILAN PUSKAR         June 22, 2000    /S/ DANA G. BARNETT   June 22, 2000
Milan Puskar                                         Dana G. Barnett
Chairman and Chief Executive Officer      Executive Vice President and Director
(Principal executive officer)


/S/ LAURENCE S. DELYNN  June 22, 2000    /S/ DOUGLAS J. LEECH    June 22, 2000
Laurence S. DeLynn                                   Douglas J. Leech
Director                                             Director

/S/PATRICIA A. SUNSERI  June 22, 2000    /S/JOHN C. GAISFORD,M.D.June 22, 2000
Patricia A. Sunseri                                  John C. Gaisford,M.D.
Vice President and Director                                   Director

/S/ C.B. TODD           June 22, 2000    /S/ DONALD C. SCHILLING  June 22, 2000
C.B. Todd                                                    Donald C. Schilling
Director                                       Vice President-Finance and Chief
                                               Financial Officer
                                               (Principal financial officer
                                               and principal accounting officer)