Form 10-Q
period 2000-06-30
MYLAN LABORATORIES INC
filed 2000-08-14
CIK 69499

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

                       For the quarterly period ended June 30, 2000
                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OR THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from          to
                                                  --------

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

                           YES   X                            NO
                               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date


                                                            Outstanding at
     Class of Common Stock                                  August 9, 2000
     ---------------------                                  --------------
        $.50 par value                                        124,703,913

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Page
                                                                    Number
                                                                   --------
PART I. FINANCIAL INFORMATION

        ITEM 1: Financial Statements

           Consolidated Statements of Earnings - Three
             Months Ended June 30, 2000, and 1999                      2

           Consolidated Balance Sheets - June 30, 2000,
             and March 31, 2000                                        3

           Consolidated Statements of Cash Flows - Three
             Months Ended June 30, 2000, and 1999                      4

           Notes to Consolidated Financial Statements                5 - 9

        ITEM 2:       Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                     9 - 14

        ITEM 3: Quantitative and Qualitative Disclosures
                      About Market Risk                               14

PART II. OTHER INFORMATION

        ITEM 1: Legal Proceedings                                   14 - 16

        ITEM 6: Exhibits and Reports on Form 8-K                      16


SIGNATURES                                                            16

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                       FOR THE THREE MONTHS ENDED JUNE 30,
                          2000, AND 1999 (In thousands
                            except per share amounts)

                                    UNAUDITED

                                                  2000             1999
                                             ------------       --------


NET SALES                                         $167,255       $177,095


COST AND EXPENSES:
        Cost of Sales                               92,279         80,848
        Research and Development                    16,535         11,791
        Selling and Administrative                  39,083         38,114
                                                  --------       --------
                                                              114,808,000
                                                   147,897        130,753
LITIGATION SETTLEMENT                            (147,000)           -
EQUITY IN LOSS OF SOMERSET                         (1,903)             82)

OTHER INCOME                                        10,656          3,859
                                                  --------       --------


(LOSS) EARNINGS BEFORE INCOME TAXES              (118,889)         50,119
INCOME TAX (BENEFIT) EXPENSE                      (42,800)         18,166
                                                 --------        --------
NET (LOSS) EARNINGS                              $(76,089)       $ 31,953
                                                 ========        ========
(LOSS) EARNINGS PER COMMON SHARE:
  Basic                                          $(   .59)       $    .25
                                                 ========        ========
  Diluted                                        $(   .59)       $    .25
                                                 ========        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic                                            128,701        129,136
                                                  ========       ========
  Diluted                                          129,694        130,309
                                                  ========       ========


The Company has paid regular quarterly cash dividends of $.04 per share since October 1995.

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                     (In thousands except share information)

                                    UNAUDITED

                                     ASSETS

                                                         June 30,    March 31,
                                                           2000         2000
                                                           ----         ----
Current Assets:
    Cash and cash equivalents                          $  181,304   $  203,493
    Marketable securities                                  58,472       99,557
    Accounts receivable - net                             179,517      197,760
    Inventories:
        Raw materials                                      71,251       64,020
        Work in process                                    26,977       28,459
        Finished goods                                    110,098       53,390
                                                       ----------   ----------
                                                          208,326      145,869
    Income tax benefits                                    71,112       30,792
    Other current assets                                    8,933        9,275
                                                       ----------   ----------
           Total Current Assets                           707,664      686,746


Property, Plant and Equipment - at cost                   282,359      273,581
    Less accumulated depreciation                         109,838      105,581
                                                       ----------   ----------
                                                          172,521      168,000
Investment in and Advances to Somerset                     27,437       29,461
Intangible Assets - net of accumulated amortization       326,419      332,142
Other Assets                                              130,777      124,881
                                                       ----------   ----------
Total Assets                                           $1,364,818   $1,341,230
                                                       ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Trade accounts payable                               $   76,072   $   17,981
  Current portion of long-term obligations                  7,925        9,874
 Income taxes payable                                          -         7,858
  Cash dividends payable                                    5,007        5,194
  Other current liabilities                                47,460       46,863
  Litigation Settlement                                   147,000         -
                                                        ----------     -------
         Total Current Liabilities                        283,464       87,770
Long-Term Obligations                                      32,829       30,630
Deferred Income Tax Liability                              17,397       19,108
Shareholders' Equity:
  Preferred stock, par value $.50 per share, authorized
    5,000,000 shares, issued and outstanding - none           -            -
  Common stock, par value $.50 per share, authorized
    300,000,000 shares, issued 130,433,421 shares at
    June 30, 2000, and 130,277,568 shares at
    March 31, 2000                                         65,217       65,139
  Additional paid-in capital                              318,677      316,393
  Retained earnings                                       742,494      823,570
  Accumulated other comprehensive income                    4,575        6,936
                                                        ----------
                                                        1,130,963    1,212,038
  Less treasury stock - at cost, 5,750,715 shares at
     June 30, 2000, and 893,498 shares at March 31, 2000   99,835        8,316
                                                        ----------   ----------
       Total Shareholders' Equity                       1,031,128    1,203,722
                                                        ----------   ----------
Total Liabilities and Shareholders' Equity             $1,364,818   $1,341,230
                                                        ==========  ==========
                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED JUNE 30, 2000, AND 1999
                                 (In thousands)

                                    UNAUDITED

                                                              2000        1999
                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) earnings                                  $(76,089)    $ 31,953
    Adjustments to reconcile net (loss) earnings to net
        cash provided from operating activities:
           Depreciation and amortization                     9,983       8,669
           Income tax benefit                             (40,759)     (4,626)
           Equity in loss of Somerset                        1,903          82
           Cash received from Somerset                         121         107
           Allowances on accounts receivable               (6,220)      10,443
           Litigation Settlement                           147,000           -
           Other noncash items                             (4,299)         996
        Changes in operating assets and liabilities:

           Accounts receivable                              24,463    (12,771)
           Inventories                                    (62,537)     (1,925)
           Trade accounts payable                           58,091       7,507
           Income taxes payable                            (7,858)      16,171
           Other operating assets and liabilities              939    (11,988)
                                                          --------   --------
Net cash provided from operating activities                 44,738      44,618
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment             (8,778)     (5,436)
    Increase in intangible and other assets                (1,099)       (962)
    Proceeds from investment securities                     52,322      34,302
    Purchase of investment securities                     (14,870)    (51,351)
                                                         --------    --------
Net cash provided from (used in) investing activities       27,575    (23,447)

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term obligations                         (95)     (5,014)
    Cash dividends paid                                    (5,174)     (5,162)
    Repurchase of common stock                            (91,456)           -
    Proceeds from exercise of stock options                  2,223         954
                                                          --------    --------
Net cash used in financing activities                     (94,502)     (9,222)
                                                         --------    --------

Net (decrease) increase in cash and cash equivalents      (22,189)      11,949
Cash and cash equivalents - beginning of period            203,493     189,849
                                                          --------    --------
Cash and cash equivalents - end of period                 $181,304    $201,798
                                                          ========    ========
CASH PAID DURING THE PERIOD FOR:
    Interest                                              $     37    $    189
                                                          ========    ========
    Income Taxes                                          $  5,815    $  6,620
                                                          ========    ========


                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

A. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Mylan Laboratories Inc. and subsidiaries (the "Company") as of June 30, 2000, together with the results of operations and cash flows for the three months ended June 30, 2000, and 1999. The consolidated results of operations for the three months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2000 Annual Report and Report on Form 10-K.

C. Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. The effect of dilutive stock options on the weighted average common shares outstanding was 993,000 and 1,173,000 for the three months ended June 30, 2000, and 1999.

D. Total comprehensive income for the three months ended June 30, 2000, and 1999, is as follows: (in thousands)


                                                        Three Months Ended
                                                             June 30,
                                                            ----------

                                                      2000              1999
                                                      ----              ----
Net (loss) earnings                                $(76,089)          $31,953


Other comprehensive (loss) income, net of tax:

  Unrealized (loss) gain on marketable securities    (1,679)              502
  Adjustment for gains included in net earnings        (682)              (35)
                                                    --------           -------
Comprehensive (loss) income                        $(78,450)          $32,420
                                                    ========          ========


     Accumulated other comprehensive income, as reflected on the balance sheet, is comprised solely of the unrealized gain on marketable securities, net of deferred income taxes.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

E. The following table presents the comparative operating results for the Company's operating segments: (in thousands)


                                               Three Months Ended

                                                      June 30,

                                                2000        1999
                                                ----        ----
  Generic Segment:
    Net Sales                                $ 136,731    $151,937
    Segment Profit                              31,845      59,217
  Branded Segment:
    Net Sales                                $  30,524    $ 25,158
    Segment Profit                               1,474       1,701

  Corporate                                  $(152,208)   $(10,799)
  Consolidated:
    Net Sales                                $ 167,255    $177,095

    Pretax Earnings                          $(118,889)   $ 50,119


      Segment net sales represent sales to unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the three months ended June 30, 2000, Corporate includes the expense of $147,000,000 for the tentative settlement of the Federal Trade Commission ("FTC") and related litigation (See note F).

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

F. A subsidiary of the Company was involved in a dispute with KaiGai Pharmaceuticals, Co., Ltd. ("KaiGai") relating to a license and supply contract for nitroglycerin transdermal patches which both parties claimed was breached by the other. KaiGai sought damages in excess of $20,000,000. The dispute was subject to binding arbitration, and, in November 1999, the arbitration panel denied KaiGai's request for damages. KaiGai filed an appeal and the Company's motion to dismiss the appeal was granted based upon timely and improper service of the appeal.

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

     On December 22, 1998, the FTC filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize, arising out of certain agreements involving the supply of raw materials used to manufacture two drugs. The FTC also sued in the same case the foreign

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

F. (cont.) supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company has agreed to indemnify these parties.

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

     A class action suit was filed alleging violations of federal securities laws by the Company and certain directors and officers of the Company. Without specifying a dollar amount, the suit sought compensatory damages. The Company's motion to dismiss the federal securities case was granted on December 22, 1999. The decision was appealed. An oral argument concerning the appeal was heard by the court on July 20, 2000.

     In February 2000, the Company received notice of threatened litigation by another generic manufacturer. The potential complaint is based on similar factors alleged in the FTC litigation relating to the generic product clorazepate.

     In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC and the State Attorneys General regarding raw material contracts for lorazepam and clorazepate. The Company has agreed to pay $100,000,000, plus up to $8,000,000 in attorneys' fees incurred by the States Attorneys General. The proposed settlement is subject to court approval and the approval of the FTC commissioners.

     In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts and circumstances at issue in the FTC and States Attorneys General

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

F. (cont.) cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to $4,000,000 in attorneys' fees incurred by counsel in the consumer actions. The proposed settlement is subject to court approval.

     In total, the Company has agreed to pay up to $147,000,000 to settle these actions. The proposed settlements also include three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma
     Laboratories, Inc. Lawsuits not included in these proposed settlements principally involve institutional purchasers (such as wholesalers).

     The Company believes that it has meritorious defenses to the claims in the remaining matters and will vigorously defend its position. Should the proposed settlements not be finalized and approved, an adverse result in the continued litigation of those cases and the remaining matters could have a material adverse effect on the Company's financial position and results of its operations.

                         PART 1 - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      Net earnings for the quarter ended June 30, 2000, excluding the $147.0 million before tax effect of the tentative litigation settlement, were $18.0 million, or $.14 per diluted share. Including the effect of the tentative litigation settlement, net loss for the quarter ended June 30, 2000, was $76.1 million, or $.59 per diluted share, compared to $32.0 million, or $.25 per diluted share, for the same quarter a year ago.

The Company reached tentative settlements with the FTC, State Attorneys General, and certain private parties (the "Tentative Settlement") with regards to lawsuits filed against the Company relating to raw material contracts on two of its products. The decision to settle these lawsuits reduced the element of risk and uncertainty inherent in litigation and enabled the Company to better devote its resources to the management of its business.

During the quarter, the Company made a strategic business decision relating to the sales and marketing of its generic products. Within the generic industry the buying patterns of certain classes of customers resulted in a disproportionate amount of their purchases to

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

occur late in the quarter. The Company indirectly supported this practice through discount and incentive programs. The Company has decided to no longer support this practice and has discontinued its related incentive programs. This decision is expected to favorably impact the Company through: improved customer service levels, decreased levels of products on backorder and decreased expenses associated with filling these backorders, and increased net sales, on the same level of orders, through the reduction of discounts and incentive programs. The Company believes the impact of this decision will not materially impact future quarters and generic volume will return to more normal levels.

     The following table presents the comparative operating results for the Company's operating segments: (dollars in millions)


                                       Three Months Ended
                                            June 30,
                                           ----------

                                 2000             1999         Change
                                 ----             ----         ------

  Generic Segment:
    Net Sales                   $ 136.7           $151.9       (10%)
    Gross Profit                   54.8             79.4       (31%)
    Segment Profit                 31.8             59.2       (46%)
  Branded Segment:
    Net Sales                   $  30.6           $ 25.2        21%
    Gross Profit                   20.2             16.8        20%
    Segment Profit                  1.5              1.7       (12%)
  Corporate                    $(152.2)          $(10.8)
  Consolidated:
    Net Sales                   $ 167.3           $177.1       (6%)
    Gross Profit                   75.0             96.2       (22%)
    Pretax Earnings             (118.9)             50.1

     Segment net sales represent sales to unrelated third parties. Segment gross profit represents segment net sales less the corporate wide costs of manufacturing, warehousing and shipping associated with such sales. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the three months ended June 30, 2000, Corporate includes the expense of $147.0 million for the Tentative Settlement (See note F to the consolidated financial statements).

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
Results of Operations
----------------------
Net Sales and Gross Profit

     Net sales for the quarter ended June 30, 2000, were $167.3 million compared to $177.1 million for the same quarter a year ago. The majority of this decrease resulted from the decision relating to the sales and marketing of generic products as previously described. Generic volume for the current quarter decreased approximately 12% compared to the same quarter a year ago. Price deterioration continues to contribute to lower net sales, with clorazepate and lorazepam still experiencing significant downward pricing pressure. Net sales for clorazepate and lorazepam decreased approximately $21.2 million for the current quarter compared to the same quarter a year ago. These decreases were partially offset by products launched subsequent to June 30, 1999, primarily nifedipine, amounting to approximately $54.1 million in net sales for the quarter ended June 30, 2000.

Generic gross margins (gross profit as a percent of net sales) decreased to 40% for the current quarter from 52% for the same quarter a year ago. This is mainly attributable to the sale of nifedipine, which has lower than normal generic gross margins, lower generic volume, and price deterioration as previously mentioned.

For the Branded Segment, net sales for the quarter ended June 30, 2000, increased from $25.2 million for the quarter ended June 30, 1999, to $30.6 million. The increase in net sales resulted primarily from the addition of Digitek(R) and increased sales related to dermatology products. Gross profit for the current quarter remained consistent with the prior comparable quarter.

Research and Development

     Research and development expenses were $16.5 million for the quarter ended June 30, 2000, compared to $11.8 million for the same quarter a year ago. Such increase reflects increased costs associated with additional studies and includes the cost associated with the execution of a distribution agreement in the current quarter.

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

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Selling and Administrative Expenses

     Selling and administrative expenses were $39.1 million for the quarter ended June 30, 2000, compared to $38.1 million for the same quarter a year ago. Increases in payroll and payroll related expenses for the Branded Segment were partially offset by decreases in payroll and payroll related expenses for the Generic Segment.

Equity in loss of Somerset

     The equity in loss of Somerset Pharmaceuticals, Inc. in the current quarter is primarily the result of lower sales and increased research and development expenses as compared to the same quarter a year ago.

Other Income

     Other income for the quarter ended June 30, 2000, was $10.7 million, up from $3.9 million for the same quarter a year ago. This increase resulted from increased earnings on the Company's investment in a limited partnership, gains realized on the partial sale of an investment, and increased interest income due to higher interest rates and higher average investment cash balances.

Income Taxes

     The Company's effective tax rate was 36% for the quarter ended June 30, 2000, and is expected to remain at approximately this level throughout fiscal year 2001.

Other Factors

     The addition of nifedipine to the Company's product line resulted in increases in trade accounts payable and finished goods inventory due to significant purchases during the quarter. Finished goods inventory also increased due to the Company's decision to change its approach to sales and marketing within its Generic Segment.

The Tentative Settlement resulted in the increase in income tax benefits and to the increase in total current liabilities.

The Company completed the Stock Repurchase Program, authorized by the Board of Directors in April 1997, which resulted in a decrease of cash and an increase in treasury stock.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Liquidity, Capital Resources and Financial Condition

         Working capital decreased to $424.2 million at June 30, 2000, from $599.0 million at March 31, 2000. The ratio of current assets to current liabilities decreased to 2.5 to 1 at June 30, 2000, from 7.8 to 1 at March 31, 2000. The significant change in the Company's current ratio was primarily caused by the Tentative Settlement and the completion of the Company's Stock Repurchase Program.

The decrease in working capital was primarily caused by the Company's net loss along with the net fluctuations in accounts receivable, inventories, accounts payable and income taxes. The significant fluctuations in these accounts primarily related to the tax impact of the Tentative Settlement, the sales and marketing decision regarding generic products and the addition of nifedipine to the Company's product line. Working capital was also affected by the cash used for the completion of the Stock Repurchase Program.

For the quarter ended June 30, 2000, the Company entered into tentative settlement agreements with the FTC, State Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to raw material contracts on two of its products. If the settlements are approved, the Company will pay up to $147.0 million from currently available funds.

During the current quarter, the Company completed the Stock Repurchase Program authorized and announced by the Board of Directors in April 1997. The Company repurchased 4,855,100 shares for approximately $91.5 million through the use of currently available funds.

The result of the payments mentioned above will affect the amount of interest income the Company may record in future periods. The Company does not expect these payments to adversely affect the future operation of its business.

The Company continues to examine opportunities to expand its business through product and company acquisitions. The Company's capital resources, financial condition and results of operations could be materially impacted if the Company were to complete one or more of such acquisitions.

The Company believes that it has meritorious defenses to the claims in the remaining matters and will vigorously defend its position. Should the proposed settlements not be finalized and approved, an adverse result in the continued litigation of those cases and the remaining matters could have a material adverse effect on the Company's financial position and results of its operations.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Forward-Looking Statements
----------------------------
      The statements set forth in this Item 2 under Results of Operations concerning the manner in which the Company intends to conduct its future operations, potential trends that may impact future results of operations, and its beliefs or expectations about future operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, an acceleration in the erosion of prices of the Company's generic pharmaceutical products, the Company's inability to obtain timely FDA approval for its new generic or branded products, the failure of the Company's branded products to find acceptance in the marketplace, continuing litigiousness by branded manufacturers designed to delay the introduction of the Company's generic products, the failure of the parties to finalize the tentative settlement of the FTC and related anti-competition cases against the Company, the failure of the Company to favorably litigate or resolve the remaining cases that are not a part of such tentative settlement, and the factors described under "Forward Looking Statements" in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2000. There has been no material change in the disclosure regarding market risk.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended March 31, 2000, there have been no material new legal proceedings involving the Company or any material developments to such proceedings, except as described below.

     A subsidiary of the Company was involved in a dispute with KaiGai Pharmaceuticals, Co., Ltd. ("KaiGai") relating to a license and supply contract for nitroglycerin transdermal patches which both parties claim was breached by the other. KaiGai sought damages in excess of $20,000,000. The dispute was subject to binding arbitration, and, in November 1999, the arbitration panel denied KaiGai's request for damages. KaiGai filed an appeal and the Company's motion to dismiss the appeal was granted based upon timely and improper service of the appeal.

On December 22, 1998, the FTC filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize, arising out of certain agreements involving the supply of raw materials used to manufacture two drugs. The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company has agreed to indemnify these parties.

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

A class action suit was filed alleging violations of federal securities laws by the Company and certain directors and officers of the Company. Without specifying a dollar amount, the suit sought compensatory damages. The Company's motion to dismiss the federal securities case was granted on December 22, 1999. The decision was appealed. An oral argument concerning the appeal was heard by the court on July 20, 2000.

In February 2000, the Company received notice of threatened litigation by another generic manufacturer. The potential complaint is based on similar
factors  alleged  in  the  FTC  litigation   relating  to  the  generic  product
clorazepate.

In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC and the State Attorneys General regarding raw material contracts for lorazepam and clorazepate. The Company has agreed to pay $100,000,000, plus up to $8,000,000 in attorneys' fees incurred by the States Attorneys General. The proposed settlement is subject to court approval and the approval of the FTC commissioners.

In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts and circumstances at issue in the FTC and States Attorneys General cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to $4,000,000 in attorneys' fees incurred by counsel in the consumer actions. The proposed settlement is subject to court approval.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

In total, the Company has agreed to pay up to $147,000,000 to settle these actions. The proposed settlements also include three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in these proposed settlements principally involve institutional purchasers (such as wholesalers).

The Company believes that it has meritorious defenses to the claims in the remaining matters and will vigorously defend its position. Should the proposed settlements not be finalized and approved, an adverse result in the continued litigation of those cases and the remaining matters could have a material adverse effect on the Company's financial position and results of its operations.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report filed on Form 10-Q for the quarter ended June 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Mylan Laboratories Inc.
                                             (Registrant)

DATE  8/14/00                         /s/ Milan Puskar
--------------                        -------------------------------------
                                       Milan Puskar
                                       Chairman and Chief Executive Officer

DATE  8/14/00                         /s/ Donald C. Schilling
--------------                        -------------------------------------
                                       Donald C. Schilling
                                       Vice President of Finance and
                                       Chief Financial Officer
                                       (Principal financial officer)