Form 10-Q
period 2000-09-30
MYLAN LABORATORIES INC
filed 2000-11-13
CIK 69499

----------------------------------------------------------------------


     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C.  20549

                         FORM 10-Q

        --------------------------------------------------------------


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended September 30, 2000
                                                OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OR THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from          to
                                 --------    --------

                                 Commission file number 1-9114

                                    MYLAN LABORATORIES INC.
                    (Exact Name of registrant as specified in its charter)

                Pennsylvania                                 25-1211621
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

                130 Seventh Street
           1030 Century Building

          Pittsburgh, Pennsylvania                             15222
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

               YES   X                            NO
                   -----                             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                               Outstanding at

      Class of Common Stock                   November 7, 2000
      ---------------------                   ----------------
         $.50 par value                          124,806,379

                 MYLAN LABORATORIES INC. AND SUBSIDIARIES

                                      INDEX

                                                                     Page

                                                                    Number

PART I. FINANCIAL INFORMATION

        ITEM 1: Financial Statements

           Consolidated Statements of Earnings - Three and

             Six Months Ended September 30, 2000, and 1999           2

           Consolidated Balance Sheets - September 30, 2000,
             and March 31, 2000                                      3

           Consolidated Statements of Cash Flows - Six

             Months Ended September 30, 2000, and 1999               4

           Notes to Consolidated Financial Statements -
             Six Months Ended September 30, 2000                   5 - 9

        ITEM 2:       Management's Discussion and Analysis of

                       Financial Condition and Results of

                      Operations                                   9 - 15

        ITEM 3: Quantitative and Qualitative Disclosures

                      About Market Risk                             15

PART II. OTHER INFORMATION

        ITEM 1: Legal Proceedings                                 15 - 17

        ITEM 4: Submission of Matters to a Vote of
                      Security Holders                              17

        ITEM 6: Exhibits and Reports on Form 8-K                    17


SIGNATURES                                                          18


                      MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                       FOR THE THREE AND SIX MONTHS ENDED

                           SEPTEMBER  30,  2000,  AND 1999
                       (In thousands  except per share amounts)

                                    UNAUDITED

                                            Three Months Ended              Six Months Ended
                                           -------------------              ----------------
                                               September 30,                 September 30,
                                              --------------                 -------------
                                           2000           1999            2000           1999
                                   ------------        -----------        ----           ----
NET SALES                              $207,555         $194,489       $374,810       $371,584

COST AND EXPENSES:
        Cost of Sales                   111,246           83,677        203,525        164,525
        Research and Development         17,263           11,473         33,798         23,264
        Selling and Administrative       38,173           38,880         77,256         76,994
                                      ---------      -----------       --------       --------
                                                     114,808,000                   207,617,000
                                        166,682          134,030        314,579        264,783
LITIGATION SETTLEMENT                       -                -         (147,000)           -
EQUITY IN LOSS OF SOMERSET                 (103)            (989)        (2,006)        (1,071)

OTHER INCOME (EXPENSE)                   11,588           (1,097)        22,244          2,762
                                       --------       ----------       --------       --------

EARNINGS (LOSS) BEFORE INCOME TAXES      52,358           58,373        (66,531)       108,492
INCOME TAXES                             18,849           21,307        (23,951)        39,473
                                       --------         --------       --------       --------
NET EARNINGS (LOSS)                    $ 33,509         $ 37,066       $(42,580)      $ 69,019
                                       ========         ========       ========       ========
EARNINGS (LOSS) PER COMMON SHARE:
  Basic                                $    .27         $    .29       $   (.34)      $    .53
                                       ========         ========       ========       ========
  Diluted                              $    .27         $    .28       $   (.33)      $    .53
                                       ========         ========       ========       ========
WEIGHTED AVERAGE COMMON SHARES:
  Basic                                 124,720          129,182        126,711        129,159
                                       ========         ========       ========       ========
  Diluted                               125,654          130,144        127,674        130,227
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

                     See Notes to Consolidated Financial Statements


                      MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                       (In thousands except share information)

                                    UNAUDITED

                                     ASSETS

                                                     September 30,    March 31,
                                                     -------------    ---------
                                                              2000         2000
                                                              ----         ----
Current Assets:
    Cash and cash equivalents                            $  219,339   $  203,493
    Marketable securities                                    35,585       99,557
    Accounts receivable - net                               173,096      197,760
    Inventories:
        Raw materials                                        70,217       64,020
        Work in process                                      27,627       28,459
        Finished goods                                      100,547       53,390
                                                         ----------   ----------
                                                            198,391      145,869
    Income tax benefits                                      53,232       30,792
    Other current assets                                      5,825        6,471
                                                         ----------   ----------
           Total Current Assets                             685,468      683,942


Property, Plant and Equipment - at cost                     289,012      273,581
    Less accumulated depreciation                           114,056      105,581
                                                         ----------   ----------
                                                            174,956      168,000
Investment in and Advances to Somerset                       27,227       29,461
Intangible Assets - net of accumulated amortization         319,694      332,142
Other Assets                                                126,868      127,685
                                                         ----------   ----------
Total Assets                                             $1,334,213   $1,341,230
                                                         ==========   ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Trade accounts payable                               $   23,942   $   17,981
    Current portion of long-term obligations                 11,746        9,874
    Income taxes payable                                          -        7,858
    Cash dividends payable                                    4,998        5,194
    Other current liabilities                                41,228       46,863
    Litigation Settlement                                   147,000            -
                                                         ----------   ----------
           Total Current Liabilities                        228,914       87,770
Long-Term Obligations                                        26,707       30,630
Deferred Income Tax Liability                                16,080       19,108
Shareholders' Equity:
    Preferred stock, par value $.50 per share, authorized
      5,000,000 shares, issued and outstanding - none           -            -
    Common stock, par value $.50 per share, authorized
      300,000,000 shares, issued 130,521,657 shares at
      September 30, 2000, and 130,277,568 shares at
      March 31, 2000                                         65,261       65,139
    Additional paid-in capital                              320,049      316,393
    Retained earnings                                       771,025      823,570
    Accumulated other comprehensive income                    5,945        6,936
                                                                      ----------
                                                          1,162,280    1,212,038
    Less treasury stock - at cost,  5,746,865  shares at
    September 30, 2000, and  893,498 shares at
    March 31, 2000                                           99,768        8,316
                                                         ----------   ----------

       Total Shareholders' Equity                         1,062,512    1,203,722
                                                         ----------   ----------

Total Liabilities and Shareholders' Equity               $1,334,213   $1,341,230
                                                         ==========   ==========

                See Notes to Consolidated Financial Statements


                        MYLAN LABORATORIES INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000, AND 1999
                                     (In thousands)

                                        UNAUDITED

                                                               2000        1999
                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) earnings                                   $ (42,580)   $ 69,019
    Adjustments to reconcile net (loss) earnings to net
    cash provided from operating activities:
        Depreciation and amortization                        19,928      17,866
        Deferred income tax benefit                         (24,934)     (5,904)
        Equity in the loss of Somerset                        2,006       1,071
        Cash received from Somerset                             228         243
     Allowances on accounts receivable                        9,288      23,338
     Litigation Settlement                                  147,000           -
     Other noncash (income)expense                          (12,107)     10,402
    Changes in operating assets and liabilities:

        Accounts receivable                                  12,561     (36,861)
        Inventories                                         (52,653)     (3,225)
        Trade accounts payable                                5,961       4,950
     Income taxes payable                                    (7,858)         -
        Other operating assets and liabilities               (4,990)    (12,510)
                                                           --------    --------
Net cash provided from operating activities                  51,850      68,389

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property, plant and equipment              (15,431)    (12,514)
    Decrease (increase)in intangible and other assets        16,182      (8,632)
    Proceeds from investment securities                     100,313      95,985
    Purchase of investment securities                       (37,865)    (85,528)
                                                           --------    --------
Net cash provided from (used in)investing activities         63,199     (10,689)
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term obligations                        (1,190)     (6,028)
    Cash dividends paid                                     (10,161)    (10,327)
    Repurchase of Common Stock                              (91,456)         -
    Proceeds from exercise of stock options                   3,604       1,590
                                                           --------    --------
Net cash used in financing activities                       (99,203)    (14,765)
                                                           --------    --------
Net increase in cash and cash equivalents                    15,846      42,935
Cash and cash equivalents - beginning of period             203,493     189,849
                                                           --------    --------
Cash and cash equivalents - end of period                  $219,339    $232,784
                                                           ========    ========
CASH PAID DURING THE PERIOD FOR:
    Interest                                               $    196    $    542
                                                           ========    ========
    Income Taxes                                           $  8,842    $ 47,168
                                                           ========    ========


                  See Notes to Consolidated Financial Statements


                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

A. In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Mylan
      Laboratories  Inc. and  subsidiaries  (the  "Company") as of September 30,
      2000, and March 31, 2000, together with the results of operations and cash flows for the interim periods ended September 30, 2000, and 1999. The consolidated results of operations for the three and six months ended
      September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2000
      Annual Report and Report on Form 10-K.

C. Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. The effect of dilutive stock options on the weighted average common shares outstanding was 934,000 and 962,000 for the three months ending September 30, 2000, and 1999, and 963,000 and 1,068,000 for the six months ending September 30, 2000, and 1999.

D.    Total comprehensive income for the three and six months ended September
      30, 2000, and 1999, are as follows: (in thousands)


                                                 Three Months Ended         Six Months Ended
                                                 ------------------         ----------------
                                                    September 30,             September 30,
                                                    -------------             -------------
                                                  2000        1999          2000          1999
                                                  ----        ----          ----          ----
Net earnings (loss)                            $33,509      $37,066      $(42,580)      $69,019

Other comprehensive income (loss), net of tax:

  Unrealized gain (loss) on
    marketable securities                        1,437        2,883          (243)        3,385
  Adjustment for gains included
    in net earnings (loss)                         (66)      (2,439)         (748)       (2,474)
                                               -------      -------      --------       -------
Comprehensive income (loss)                    $34,880      $37,510      $(43,571)      $69,930
                                               =======      =======      ========       =======

      Accumulated other comprehensive income, as reflected on the balance sheet, is comprised solely of the unrealized gain on marketable securities, net of deferred income taxes.


                        MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                        Unaudited

E. The following table presents the comparative operating results for the Company's operating segments: (in thousands)


                              Three Months Ended          Six Months Ended
                              ------------------          ----------------
                                September 30,               September 30,
                                -------------               -------------


                          2000            1999                2000        1999
                                                                          ----
  Generic Segment:
    Net Sales                 $175,286     $163,814        $ 312,017   $315,751
    Segment Profit              52,944       68,535           84,789    127,752

  Branded Segment:
    Net Sales                 $ 32,269     $ 30,675        $  62,793   $ 55,833


    Segment Profit               1,573        5,483            3,047      7,184




  Corporate                   $ (2,159)    $(15,645)       $(154,367)  $(26,444)
  Consolidated:
    Net Sales                 $207,555     $194,489        $ 374,810   $371,584
    Pretax Earnings (Loss)    $ 52,358     $ 58,373        $ (66,531)  $108,492



      Segment net sales represent sales to unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the six months ended September 30, 2000, Corporate includes the expense of $147,000,000 for the tentative settlement of the Federal Trade Commission ("FTC") and related litigation (See note F).

F. A subsidiary of the Company was involved in a dispute with KaiGai Pharmaceuticals, Co., Ltd. ("KaiGai") relating to a license and supply contract for nitroglycerin transdermal patches which both parties claimed was breached by the other. KaiGai sought damages in excess of $20,000,000. The dispute was subject to binding arbitration, and, in November 1999, the arbitration panel denied KaiGai's request for damages. KaiGai filed an appeal in U.S. District Court and the Company's motion to dismiss the appeal was granted based upon untimely and improper service of the appeal. KaiGai has appealed the U.S. District Court's decision to the Court of Appeals, and the appeal is pending.

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

      In June 1998, the Company filed suit in the Los Angeles Superior Court against American Bioscience, Inc. ("ABI"), American Pharmaceutical Partners, Inc. ("APP") and certain of their directors and officers. The
      Company's suit sought various legal and equitable remedies. The Los Angeles Superior Court issued a preliminary injunction which, among other things, prohibited the defendants from transferring or disposing of funds, assets, technology or property without the Company's consent or commingling assets, property, technology or personnel with those of another company. In June 1999, the defendants filed an answer to and cross-complaint against the Company. The cross-complaint alleged violations of California state laws, interference with contractual relations and prospective economic advantage, fraud, slander, libel and other allegations. The cross- complainants sought unspecified compensatory and punitive damages.

      In August 2000, the Company entered into a settlement agreement with ABI, APP and certain of their directors and officers. The settlement resulted in the resolution of all differences, disputes and claims raised in the complaint and cross-complaint mentioned above. Upon settlement, the Company received payment from ABI for its equity investment in VivoRx Inc. As defined in the settlement agreement, upon certain events and conditions the Company will transfer to ABI all shares of the common stock of ABI it currently owns.

      On December 22, 1998, the FTC filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two drugs. The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company has agreed to indemnify these parties.

                               MYLAN LABORATORIES INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             Unaudited

F. (cont.) The Company is a party to other suits involving the Attorneys General from 33 states and more than 25 putative class actions that allege the same conduct alleged in the FTC suit, as well as alleged violations of state consumer protection laws.

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

      In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC and the State Attorneys General regarding raw material contracts for lorazepam and clorazepate. The Company has agreed to pay $100,000,000, plus up to $8,000,000 in attorneys' fees incurred by the States Attorneys General. The tentative settlement is subject to court approval and the approval of the FTC commissioners.

      In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts  and  circumstances  at issue in the FTC and  States  Attorneys
           General cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to $4,000,000 in attorneys' fees incurred by counsel in the consumer actions. The tentative settlement is subject to court approval.

      In total, the Company has agreed to pay up to $147,000,000 to settle these actions. The tentative settlements also include three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in these tentative settlements principally involve direct purchasers (such as wholesalers).

      A class action suit was filed alleging violations of federal securities laws by the Company and certain directors and officers of the Company. Without specifying a dollar amount, the suit sought compensatory damages. The Company's motion to dismiss the federal securities case was granted on December 22, 1999. The decision was affirmed on appeal.

                          MYLAN LABORATORIES INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                          Unaudited

F. (cont.) The Company believes that it has meritorious defenses to the claims in the remaining matters and will vigorously defend its position. Should the tentative settlements not be finalized and approved, an adverse result in the continued litigation of those cases and the remaining matters could have a material adverse effect on the Company's financial position and results of its operations.

                              PART 1 - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      Net earnings for the quarter ended September 30, 2000, were $33.5 million, or $.27 per share, compared to $37.1 million, or $.28 per share, for the same prior year period. Net earnings for the six month period then ended, excluding the $147.0 million before tax effect of the tentative settlement as described below, were $51.5 million, or $.40 per share, compared to $69.0 million, or $.53 per share, for the same prior year period. Including the effect of the tentative settlements, net loss for the six months ended September 30, 2000, was $42.6 million, or $.33 per share.

The Company reached a tentative settlement with the FTC, State Attorneys General, and certain private parties ("Tentative Settlement") with regards to lawsuits filed against the Company relating to raw material contracts on two of its products. The decision to settle these lawsuits reduced the element of risk and uncertainty inherent in litigation and enabled the Company to better devote its resources to the management of its business.

During the quarter ended June 30, 2000, the Company made a strategic business decision relating to the sales and marketing of its generic products. Within the generic industry the buying patterns of certain classes of customers resulted in a disproportionate amount of their purchases to occur late in the quarter. The Company indirectly supported this practice through discount and incentive programs. The Company decided to no longer support this practice and discontinued its related incentive programs. While generic volume of products shipped along with net sales and earnings were adversely impacted during the three months ended June 30, 2000, the current three month period ended September 30, 2000, resulted in more normal generic volume and the resultant improvement in net sales and earnings.

                         MYLAN LABORATORIES INC. AND SUBSIDIARIES

All references to per share amounts in Item 2 are based on diluted weighted average common shares.

The following table presents the comparative operating results for the Company's operating segments: (dollars in millions)


                             Three Months Ended              Six Months Ended
                             ------------------              ----------------
                                September 30,                  September 30,
                                -------------                  -------------


                        2000     1999     Change        2000    1999     Change
                        ----     ----     -------       ----    ----     ------
  Generic Segment:
    Net Sales         $175.3    $163.8       7%      $ 312.0    $315.8     (1%)
    Gross Profit        74.3      89.0     (17%)       129.1     168.4    (23%)
    Segment Profit      52.9      68.5     (23%)        84.8     127.8    (34%)
  Branded Segment:
    Net Sales         $ 32.3    $ 30.7       5%      $  62.8    $ 55.8      13%
    Gross Profit        22.0      21.8       1%         42.2      38.7      9%
    Segment Profit       1.6       5.5     (71%)         3.0       7.2    (58%)

  Corporate          $ (2.2)   $(15.6)              $(154.4)   $(26.4)
  Consolidated:
    Net Sales         $207.6    $194.5       7%      $ 374.8    $371.6      1%
    Gross Profit        96.3     110.8     (13%)       171.3     207.1    (17%)
    Pretax Earnings     52.4      58.4     (10%)      (66.5)     108.5    (161%)


      Segment net sales represent sales to unrelated third parties. Segment gross profit represents segment net sales less the corporate wide costs of manufacturing, warehousing and shipping associated with such sales. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the six months ended September 30, 2000, Corporate includes the expense of $147.0 million for the Tentative Settlement (See note F to the consolidated financial statements).

Results of Operations

Net Sales and Gross Profit

         Net sales for the three months ended September 30, 2000, were $207.6 million compared to $194.5 million for the same prior year period, an increase of 7%. The increase in net sales for this period is primarily attributable to growth in the Generic Segment.

                       MYLAN LABORATORIES INC. AND SUBSIDIARIES

Generic net sales for the current year quarter were $175.3 million compared to $163.8 million for the same prior year period, an increase of 7%. Generic volume of 2.173 billion doses was relatively unchanged from 2.135 billion doses for the same prior year period. Increases related to new product sales were approximately $62.9 million, with $36.1 million of this increase from nifedipine. These increases were offset by price deterioration on other products, primarily lorazepam and clorazepate, which decreased $19.5 million from the same prior year period.

Net sales for the six months ended September 30, 2000, were $374.8 million compared to $371.6 million for the same prior year period. Increases in the Branded Segment were partially offset by decreases in the Generic Segment.

Generic net sales for the current six month period were $312.0 million compared to $315.8 million for the same prior year period. Increases relating to new product sales were approximately $116.0 million, with $68.9 of this increase from nifedipine. These increases were offset by price deterioration on other products with lorazepam and clorazepate decreasing $40.8 million from the same prior year period. Generic volume decreased 5% from 4.060 billion doses to 3.864 billion doses for the current six month period. The decrease in generic volume primarily related to the change in sales and marketing strategy implemented in the three month period ended June 30, 2000.

Branded net sales were $32.3 million and $62.8 million for the three and six month periods ended September 30, 2000, compared to $30.7 million and $55.8 million for the same prior year periods. The increases from the prior year periods were primarily attributable to increased sales for Digitek(R), Acticin(R) and Mentax(R).

Gross profits were $96.3 million and $171.3 million for the three and six month periods ended September 30, 2000, a decrease of $14.5 million and $35.8 million from the same prior year periods. The decreases in gross profits for both periods were mainly attributable to the Generic Segment. Gross margins (gross profit as a percent of net sales) decreased to 46% from 57% and 56% for the same prior year three and six month periods. For the three and six month periods, the decrease in gross margins to 42% and 41% for the Generic Segment were primarily related to price deterioration and significant nifedipine sales, which has lower than normal generic gross margins. Generic gross profit for the current six month period was also affected by lower generic volume from the prior six month period. Branded gross profits increased 1% and 9% for the current three and six month periods over comparable prior year periods, while gross margins decreased from the prior year periods to 68% and 67% due primarily to product mix.

Research and Development

         Research and development expenses for the three months ended September 30, 2000, were $17.3 million, a $5.8 million increase over the same period last year. For the six months

                     MYLAN LABORATORIES INC. AND SUBSIDIARIES

ended September 30, 2000, research and development expenses were $33.8 million, a $10.5 million increase over the same period last year.

Research and development increased principally due to increased studies and increased license expense associated with the execution of distribution agreements. Such expenses contributed $4.1 million to the current three month period and $8.6 million for the current six month period. Additionally, research and development expenses incurred by the Branded Segment increased $2.3 million and $3.0 million for the current three and six month periods compared to the same periods last year.

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

Selling and Administrative Expenses

         Selling and administrative expenses were $38.2 million for the three months ended September 30, 2000, compared to $38.9 million for the same period last year. For the six months ended September 30, 2000, selling and administrative expenses were $77.3 million, compared to $77.0 million for the same prior year period. The decrease for the current three month period compared to the same period last year was mainly attributable to decreased legal and professional fees, which were partially offset by increased payroll and related expenses.

Other Income

         Other income for the three months ended September 30, 2000, was $11.6 million compared to a loss of $1.1 million for the same prior year period. The Company recognized earnings of $11.2 million on its investment in a limited partnership compared to a loss of $8.5 million in the same prior year period. Other income was also impacted by higher interest rates on investment cash balances and write downs on certain investments.

Other income for the six months ended September 30, 2000, was $22.2 million compared to $2.8 million for the same prior year period. The Company recognized earnings of $16.0 million on its investment in a limited partnership compared to a loss of $8.5 million in the same prior year period. Other items that impacted other income for the current six months were the gain on the partial sale of an investment, write downs on certain investments and higher interest rates on cash investment balances.

                 MYLAN LABORATORIES INC. AND SUBSIDIARIES

Income Taxes

         The Company's effective tax rate of 36% remained relatively unchanged from the same prior year periods and is expected to remain at approximately this level throughout fiscal year 2001.

Other Factors

         The addition of nifedipine to the Company's product line resulted in an increase in finished goods inventory due to significant purchases of this product from the supplier.

The tentative settlement with the FTC, State Attorneys General, and certain private parties resulted in the increase in income tax benefits and also to the increase in total current liabilities.

During the three month period ended June 30, 2000, the Company completed the Stock Repurchase Program authorized and announced by the Board of Directors in April 1997. The Company repurchased 4,855,100 shares of common stock for approximately $91.5 million.

The Company has initiated the consolidation of its Branded Segment. In addition to strengthening the management team, the Branded Segment will be relocating certain functions from three current locations to one location in Raleigh, North Carolina. The costs associated with the consolidation are expected to be recognized over the next year.

Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this standard has been delayed to fiscal years beginning after June 15, 2000. The Company is currently evaluating the prospective impact of this standard on its financial position and results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB No. 101"). The implementation date of SAB No. 101 has been delayed to the fourth fiscal quarter of fiscal years after December 15, 1999. The Company is currently evaluating the impact of SAB No. 101 on its financial position and results of operations.

Liquidity, Capital Resources and Financial Condition

         Working capital decreased to $456.6 million at September 30, 2000, from $596.0 million at March 31, 2000. The ratio of current assets to current liabilities decreased to 3.0 to 1

                         MYLAN LABORATORIES INC. AND SUBSIDIARIES

at September 30, 2000, from 7.8 to 1 at March 31, 2000. The Tentative Settlement and the completion of the Stock Repurchase Program primarily caused the significant change in the Company's current ratio.

The decrease in working capital was primarily caused by the Company's net loss, along with net fluctuations in accounts receivable, inventories, income taxes and other noncash expenses which primarily relate to earnings on its limited partnership. While the Tentative Settlement impacted working capital and cash provided from operating activities, the repositioning of certain investments in anticipation of the payment has resulted in the increase in cash provided from investing activities. The cash used for the completion of the Stock Repurchase Program also affected working capital.

In July 2000, the Company entered into a tentative settlement with the FTC, State Attorneys General and certain private parties. If the settlements are approved, the Company will pay up to $147.0 million from currently available funds.

During the three month period ended June 30, 2000, the Company completed the Stock Repurchase Program authorized and announced by the Board of Directors in April 1997. The Company repurchased 4,855,100 shares of common stock for approximately $91.5 million through the use of currently available funds.

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

The Company believes that it has meritorious defenses to the claims in the remaining litigation matters and will vigorously defend its position. Should the tentative settlements not be finalized and approved, an adverse result in the continued litigation of those cases and the remaining matters could have a material adverse effect on the Company's financial position and results of operations.

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

                           MYLAN LABORATORIES INC. AND SUBSIDIARIES

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

A subsidiary of the Company was involved in a dispute with KaiGai Pharmaceuticals, Co., Ltd.("KaiGai") relating to a license and supply contract for nitroglycerin transdermal patches which both parties claimed was breached by the other. KaiGai sought damages in excess of $20,000,000. The dispute was subject to binding arbitration, and, in November 1999, the arbitration panel denied KaiGai's request for damages. KaiGai filed an appeal in U.S. District Court and the Company's motion to dismiss the appeal was granted based upon untimely and improper service of the appeal. KaiGai has appealed the U.S. District Court's decision to the Court of Appeals, and the appeal is pending.

In June 1998, the Company filed suit in the Los Angeles Superior Court against American Bioscience, Inc. ("ABI"), American Pharmaceutical Partners, Inc. ("APP") and certain of their directors and officers. The Company's suit sought various legal and equitable remedies. The Los Angeles Superior Court issued a preliminary injunction which, among other things, prohibited the defendants from transferring or disposing of funds, assets, technology or property without the Company's consent or commingling assets, property, technology or personnel with those of another company. In June 1999, the defendants filed an answer to and cross-complaint against the Company. The cross-complaint alleged violations of California state laws, interference with contractual relations and prospective economic advantage,

                        MYLAN LABORATORIES INC. AND SUBSIDIARIES

fraud, slander, libel and other allegations. The cross-complainants sought unspecified compensatory and punitive damages.

In August 2000, the Company entered into a settlement agreement with ABI, APP and certain of their directors and officers. The settlement resulted in the resolution of all differences, disputes and claims raised in the complaint and cross-complaint mentioned above. Upon settlement, the Company received payment from ABI for its equity investment in VivoRx Inc. As defined in the settlement agreement, upon certain events and conditions the Company will transfer to ABI all shares of the common stock of ABI it currently owns.

On December 22, 1998, the FTC filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two drugs. The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company has agreed to indemnify these parties.

The Company is a party to other suits involving the Attorneys General from 33 states and more than 25 putative class actions that allege the same conduct alleged in the FTC suit, as well as alleged violations of state consumer protection laws.

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

      In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC and the State Attorneys General regarding raw material contracts for lorazepam and clorazepate. The Company has agreed to pay $100,000,000, plus up to $8,000,000 in attorneys' fees incurred by the States Attorneys General. The tentative settlement is subject to court approval and the approval of the FTC commissioners.

      In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts and circumstances at issue in the FTC and States Attorneys General cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to

                   MYLAN LABORATORIES INC. AND SUBSIDIARIES

$4,000,000 in attorneys' fees incurred by counsel in the consumer actions. The tentative settlement is subject to court approval.

In total, the Company has agreed to pay up to $147,000,000 to settle these actions. The tentative settlements also include three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in these tentative settlements principally involve direct purchasers (such as wholesalers).

A class action suit was filed alleging violations of federal securities laws by the Company and certain directors and officers of the Company. Without specifying a dollar amount, the suit sought compensatory damages. The Company's motion to dismiss the federal securities case was granted on December 22, 1999. The decision was affirmed on appeal.

The Company believes that it has meritorious defenses to the claims in the remaining matters and will vigorously defend its position. Should the tentative settlements not be finalized and approved, an adverse result in the continued litigation of those cases and the remaining matters could have a material adverse effect on the Company's financial position and results of its operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 27, 2000, the annual meeting of the shareholders of the Company was held. At this meeting, the shareholders overwhelmingly elected the seven directors nominated (Milan Puskar, Dana G. Barnett, Laurence S. DeLynn, John C. Gaisford, M.D., Douglas J. Leech, Patricia A. Sunseri, and C. B. Todd), with no less than 97,545,984 votes for and no more than 17,501,290 votes withheld. In addition, the shareholders approved the appointment of Deloitte & Touche LLP as the Company's independent auditors upon a vote of 114,244,398 for and 499,498 against and approved the Company's Employee Stock Purchase Plan upon a vote of 79,765,073 for and 33,369,789 against.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibit 27 - Financial Data Schedule

      (b) Reports on Form 8-K - On July 13, 2000, the Company filed a report on Form 8-K covering Item 5 thereof regarding the announcement of a tentative settlement with the FTC, State Attorneys General and certain private parties.

                  MYLAN LABORATORIES INC. AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report filed on Form 10-Q for the quarter ended September 30, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

                             Mylan Laboratories Inc.

                                  (Registrant)

DATE 11/13/2000

    ----------------                 /s/   Milan Puskar
                                     Milan Puskar
                                     Chairman of the Board and
                                     Chief Executive Officer

DATE 11/13/2000

    ----------------                  /s/ Richard F. Moldin
                                      Richard F. Moldin
                                      President and Chief Operating Officer

DATE 11/13/2000

    ----------------                  /s/ Donald C. Schilling
                                      Donald C. Schilling
                                      Vice President of Finance and
                                      Chief Financial Officer
                                      (Principal financial officer)