Form 10-Q
period 2000-12-31
MYLAN LABORATORIES INC
filed 2001-02-14
CIK 69499

-----------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

-----------------------------------------------------------------------------
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OR THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________

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

              YES    X       NO
                   -----         ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                            Outstanding at

              Class of Common Stock                         February 9, 2001
              ---------------------                         ----------------
               $.50 par value                                  124,934,344

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                                    FORM 10-Q

                              For the Quarter Ended

                                December 31, 2000

                                      INDEX

                                                                            Page
                                                                          Number

                                                                     ------
PART I. FINANCIAL INFORMATION

  ITEM 1:  Financial Statements

        Consolidated Statements of Earnings - Three and
           Nine Months Ended December 31, 2000, and 1999               2

           Consolidated Balance Sheets - December 31, 2000,
           and March 31, 2000                                          3

        Consolidated Statements of Cash Flows - Nine
           Months Ended December 31, 2000, and 1999                    4

        Notes to Consolidated Financial Statements                     5

  ITEM 2:  Management's Discussion and Analysis of
           Financial Condition and Results of

           Operations                                                  9

  ITEM 3:  Quantitative and Qualitative Disclosures

           About Market Risk                                          18

PART II. OTHER INFORMATION

  ITEM 1:  Legal Proceedings                                          18

  ITEM 6:  Exhibits and Reports on Form 8-K                           21


SIGNATURES                                                            22

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2000, AND 1999
                     (In thousands except per share amounts)

                                    Unaudited

                                        Three Months Ended    Nine Months Ended
                                           December 31,          December 31,
                                          ------------           ------------
                                        2000       1999       2000        1999
                                        ----       ----       ----        ----

NET SALES                             $223,238  $203,877    $598,048   $575,461
COST OF SALES                          118,148    92,725     321,673    257,250
                                      --------  --------    --------   --------
  GROSS PROFIT                         105,090   111,152     276,375    318,211

EXPENSES:
  RESEARCH AND DEVELOPMENT              15,816    12,387      49,614     35,651
  SELLING AND ADMINISTRATIVE            40,600    40,417     117,856    117,411
                                      --------  --------    --------   --------
                                        56,416    52,804     167,470    153,062
LITIGATION SETTLEMENT                     -         -       (147,000)      -
EQUITY IN EARNINGS (LOSS) OF SOMERSET    1,255    (1,548)       (751)    (2,619)
OTHER INCOME                             8,892     6,878      31,136      9,640
                                      --------   -------     -------   --------
EARNINGS (LOSS) BEFORE INCOME TAXES     58,821    63,678      (7,710)   172,170
INCOME TAXES                            21,176    23,244      (2,775)    62,717
                                      --------   -------     --------  --------
NET EARNINGS (LOSS)                   $ 37,645  $ 40,434    $ (4,935) $ 109,453
                                      ======== =========    ========= =========
EARNINGS (LOSS) PER COMMON SHARE:
  BASIC                               $   0.30  $   0.31    $  (0.04) $    0.85
                                      ========  ========    ========  =========
  DILUTED                             $   0.30  $   0.31    $  (0.04) $    0.84
                                      ========  ========    ========  =========
WEIGHTED AVERAGE COMMON SHARES:
  BASIC                                124,809   129,232     126,077    129,183
                                      ========  ========    ========  =========
  DILUTED                              126,004   130,026     127,117    130,160
                                      ========  ========    ========  =========


                 The Company has paid regular quarterly cash dividends of $.04 per share since October 1995.

                  See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                    (In thousands except share information)

                                    Unaudited

                                     ASSETS

                                                      December 31,     March 31,
                                                     ------------     ---------
                                                          2000          2000
                                                          ----          ----
Current assets:
  Cash and cash equivalents                            $ 212,397     $ 203,493
  Marketable securities                                   33,953        99,557
  Accounts receivable - net                              204,359       197,760
  Inventories                                            178,067       145,869
  Income tax benefits                                     47,158        30,792
  Deposit - litigation settlement                        100,000           -
  Other current assets                                     7,585         6,471
                                                        --------        ------
    Total current assets                                 783,519       683,942

Property, plant and equipment - at cost                  292,377       273,581
  Less accumulated depreciation                          118,742       105,581
                                                       ---------      --------
                                                         173,635       168,000

Investment in and advances to Somerset                    28,402        29,461
Intangible assets - net of accumulated amortization      310,367       332,142
Other assets                                             101,350       127,685
                                                       ---------      --------
Total assets                                         $ 1,397,273   $ 1,341,230
                                                    ============  ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                $ 38,054      $ 17,981
  Current portion of long-term obligations                11,769         9,874
  Income taxes payable                                    18,051         7,858
  Cash dividends payable                                   5,001         5,194
  Litigation settlement                                  147,000           -
  Other current liabilities                               46,802        46,863
                                                       ---------       -------
    Total current liabilities                            266,677        87,770

Long-term obligations                                     25,340        30,630
Deferred income tax liability                              9,702        19,108
Shareholders' equity:
  Preferred stock, par value $.50 per share, authorized
  5,000,000 shares, issued and outstanding - none            -             -

Common stock, par value $.50 per share,  authorized  300,000,000 shares,  issued
  130,581,777 shares at December 31, 2000, and 130,277,568 shares at

  March 31,2000                                           65,291        65,139
Additional paid-in capital                               322,017       316,393
Retained earnings                                        803,677       823,570
Accumulated other comprehensive income                     4,337         6,936
                                                       ---------        ------
                                                       1,195,322     1,212,038
Less treasury stock - at cost, 5,746,865 shares at December 31, 2000, and 893,498 shares at

  March 31, 2000                                          99,768         8,316
                                                      ----------        ------
Total shareholders' equity                             1,095,554     1,203,722
                                                      ----------    ----------
Total liabilities and shareholders' equity           $ 1,397,273   $ 1,341,230
                                                     ===========   ===========

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000, AND 1999

                                 (In thousands)

                                    Unaudited

                                                           2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings                                     $ (4,935)  $ 109,453
Adjustments to reconcile net (loss) earnings to net
cash provided from operating activities:
    Depreciation and amortization                         30,965      27,339
    Loss on disposal/sale of equipment                       363         186
    Deferred income tax benefit                          (25,848)    (13,303)
    Equity in the loss of Somerset                           751       2,619
    Cash received from Somerset                              308         335
    Allowances on accounts receivable                     22,704      32,160
    Deposit - litigation settlement                     (100,000)        -
    Litigation settlement                                147,000         -
    Other noncash (income) expenses                       (6,222)      7,225
Changes in operating assets and liabilities:

    Accounts receivable                                  (32,118)    (45,901)
    Inventories                                          (32,574)     (3,669)
    Trade accounts payable                                20,074       4,727
    Income taxes payable                                  12,767      11,853
    Other operating assets and liabilities                  (174)     (8,679)
                                                        ---------   ---------
Net cash provided from operating activities               33,061     124,345

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment             (19,783)    (21,768)
  Decrease (increase) in intangible and other assets      37,568     (11,963)
  Proceeds from investment securities                    117,360     112,630
  Purchase of investment securities                      (55,755)   (135,967)
                                                         --------   ---------
Net cash provided from (used in) investing activities     79,390     (57,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term obligations                       (1,390)     (6,186)
  Cash dividends paid                                    (15,151)    (15,494)
  Repurchase of common stock                             (91,456)          -
  Proceeds from exercise of stock options                  4,450       2,082
                                                        ---------    --------
Net cash used in financing activities                   (103,547)    (19,598)
                                                        ---------    --------
Net increase in cash and cash equivalents                  8,904      47,679
Cash and cash equivalents - beginning of period          203,493     189,849
                                                        ========    =========

Cash and cash equivalents - end of period             $  212,397    $237,528
                                                      ==========   ==========

CASH PAID DURING THE PERIOD FOR:
Interest                                              $      198    $    646
                                                      ==========   ==========
Income taxes                                          $   10,306    $ 64,167
                                                      ==========   ==========

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

A. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of Mylan Laboratories Inc. and subsidiaries (the "Company") as of December 31, 2000, and March 31, 2000, together with the results of operations and cash flows for the interim periods ended December 31, 2000, and 1999. The consolidated results of operations for the three and nine months ended December 31, 2000, are not necessarily indicative of the results to be expected for the full year.

B. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 2000 Annual Report and Report on Form 10-K.

C.   Inventories are as follows: (in thousands)

                                    December 31,            March 31,
                                        2000                  2000
                                      -------                ------
                Raw materials        $  61,450             $  64,020
                Work in process         24,304                28,459
                Finished goods          92,313                53,390
                                     ---------             ---------
                                     $ 178,067             $ 145,869
                                     =========             =========

D. Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. The effect of dilutive stock options on the weighted average common shares outstanding was 1,195,000 and 794,000 for the three months ended December 31, 2000, and 1999, and 1,040,000 and 977,000 for the nine months ended December 31, 2000, and 1999.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

E.   Total comprehensive income is as follows: (in thousands)

                                                   Three Months Ended     Nine Months Ended
                                                       December 31,          December 31,
                                                     2000       1999       2000       1999
                                                    ------     -----      ------     ------
  Net earnings (loss)                               $ 37,645   $ 40,434   $ (4,935)  $ 109,453

  Other comprehensive income (loss), net of tax:

    Unrealized (loss) gain on marketable securities   (1,653)       (27)    (1,895)      3,419
    Adjustment for loss (gains) included
     in net earnings (loss)                               44        331       (704)     (2,204)
                                                    ---------  ---------  ---------  ----------
  Comprehensive income (loss)                       $ 36,036   $ 40,738   $ (7,534)  $ 110,668
                                                    =========  =========  =========  ==========

     Accumulated other comprehensive income, as reflected on the balance sheets, is comprised solely of the unrealized gain on marketable securities, net of deferred income taxes.

F. The following table presents the comparative operating results for the Company's operating segments: (in thousands)



                                 Three Months Ended        Nine Months Ended

                                    December 31,             December 31,
                                    ------------             ------------

                                 2000         1999         2000        1999
                                 ----         ----         ----        ----

   Generic Segment:
   Net sales                 $ 181,858     $ 168,223    $ 493,875    $ 483,974
   Segment profit               55,305        65,495      140,236      193,247

   Brand Segment:
   Net sales                 $  41,380     $  35,654    $ 104,173    $  91,487
   Segment profit                1,867         5,942        4,914       13,126

   Corporate, net:
   Income (expense)          $   1,649     $  (7,759)   $(152,860)   $ (34,203)



   Consolidated:
    Net sales                $ 223,238     $ 203,877    $ 598,048    $ 575,461
     Pretax earnings (loss)     58,821        63,678       (7,710)     172,170


      Segment net sales represent sales to unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the nine months ended December 31, 2000, Corporate includes the expense of $147,000,000 for the tentative settlement (as defined in note G).

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

G. A subsidiary of the Company was involved in a dispute with KaiGai Pharmaceuticals, Co., Ltd. ("KaiGai") relating to a license and supply contract for nitroglycerin transdermal patches which both parties claimed was breached by the other. KaiGai sought damages in excess of $20,000,000. The dispute was subject to binding arbitration, and, in November 1999, the arbitration panel denied KaiGai's request for damages. KaiGai filed an appeal in U.S. District Court and the Company's motion to dismiss the appeal was granted based upon untimely and improper service of the appeal. KaiGai appealed the U.S. District Court's decision to the Court of Appeals. In January 2001, the appeal was dismissed and withdrawn.

     The Company had an agreement with Genpharm Inc. ("Genpharm") where it benefited from the sale of ranitidine HCl tablets by Novopharm Limited ("Novopharm") under a separate agreement between Genpharm and Novopharm. Based on an independent audit, Genpharm initiated a lawsuit against Novopharm to resolve contract interpretation issues and collect additional funds due. In response to Genpharm's suit, Novopharm filed counterclaims against both Genpharm and the Company in which Novopharm is claiming damages of up to $60,000,000. The Company believes the counterclaims against Genpharm and the Company are without merit and will vigorously defend its position.

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

     In August 2000, the Company entered into a settlement agreement with ABI, APP and certain of their directors and officers. The settlement resulted in the resolution of all differences, disputes and claims raised in the complaint and cross-complaint mentioned above. Upon settlement, the Company received

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

G. (contd.) $5,000,000 from ABI for its equity investment in VivoRx Inc. In December 2000, as required under the terms of the settlement, the Company received payment from ABI for the transfer to ABI of ABI's common stock owned by the Company. This payment has been included in other income, net of expenses, in the amount of $9,200,000.

     In December 1998, the FTC filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two drugs.

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

     In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC and the State Attorneys General regarding raw material contracts for lorazepam and clorazepate. The Company has agreed to pay $100,000,000, plus up to $8,000,000 in attorneys' fees incurred by the States Attorneys General. Based on the FTC commissioners' approval of the Tentative Settlement with the FTC and State Attorneys General, in December 2000, the Company placed into escrow $100,000,000. Settlement papers have been executed and filed by the parties, and final court approval is pending.

     In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts and circumstances at issue in the FTC and States

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    Unaudited

G. (contd.)Attorneys General cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to $4,000,000 in attorneys' fees incurred by counsel in the consumer actions. The tentative settlement is subject to court approval.

     In total, the Company has agreed to pay up to $147,000,000 to settle these actions brought by the FTC, State Attorneys General, and certain private parties ("Tentative Settlement"). The Tentative Settlement also includes three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in this Tentative Settlement principally involve alleged direct purchasers such as wholesalers.

     A qui tam action was also commenced by a private party in the U.S. District Court for the District of South Carolina purportedly on behalf of the United States alleging violations of the False Claims Act and other statutes. In January 2001, the District Court granted the Company's motion to dismiss. At this time, no notice of appeal has been filed.

     The Company believes that it has meritorious defenses, with respect to the claims asserted, in those suits which are not part of the Tentative Settlement and will vigorously defend its position. However, an adverse result in these cases or, if the Tentative Settlement is not approved by the court, the continued litigation of those cases could have a material adverse effect on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Net earnings for the quarter ended December 31, 2000, were $37.6 million, or $.30 per diluted share, compared to $40.4 million, or $.31 per diluted share, for the same prior year period. Net loss for the nine month period then ended was $4.9 million, or $.04 per diluted share, compared to net earnings of $109.5 million, or $.84 per diluted share, for the same prior year period. Excluding the

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

$147.0 million effect of the Tentative Settlement ($94.0 million net of tax), net earnings for the nine months ended December 31, 2000, would have been $89.1 million, or $.70 per diluted share.

In July 2000, the Company reached a tentative settlement with the FTC, State Attorneys General, and certain private parties ("Tentative Settlement") with regards to lawsuits filed against the Company relating to raw material contracts on two of its products.

During the quarter ended June 30, 2000, the Company made a strategic business decision relating to the sales and marketing of its generic products. Within the generic industry, the buying patterns of certain classes of customers resulted in a disproportionate amount of their purchases to occur late in the quarter. The Company indirectly supported this practice through discount and incentive programs. The Company decided to no longer support this practice and discontinued its related incentive programs. While generic volume of products shipped for the three months ended June 30, 2000, was adversely impacted by this decision, subsequent quarters have approached more normal levels.

The following table presents the comparative operating results for the Company's operating segments: (dollars in millions)


                          Three Months Ended               Nine Months Ended
                             December 31,                     December 31,
                             ------------                     ------------
                        2000     1999   Change         2000      1999   Change
                        ----     ----   ------         ----      ----   ------

Generic Segment:
  Net sales             $ 181.9  $ 168.2     8%        $ 493.9   $ 484.0     2%
  Gross profit             77.4     86.0   (10%)         206.5     254.4   (19%)
  Segment profit           55.4     65.5   (15%)         140.2     193.2   (27%)

  Brand Segment:
  Net sales             $  41.3  $  35.7    16%        $ 104.1   $  91.5    14%
  Gross profit             27.7     25.2    10%           69.8      63.8     9%


Corporate, net:
  Income (expense)      $   1.6  $  (7.7)              $(152.8)  $ (34.1)

Consolidated:
  Net sales             $ 223.2  $ 203.9     9%        $ 598.0   $ 575.5     4%
  Gross profit            105.1    111.2    (5%)         276.3     318.2   (13%)
  Pretax earnings (loss)   58.8     63.7    (8%)          (7.7)    172.2  (104%)

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

     Segment net sales represent sales to unrelated third parties. Segment gross profit represents segment net sales less the corporate-wide costs of manufacturing, warehousing and shipping associated with such sales. Segment profit represents segment gross profit less direct research and development, sales and marketing and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the nine months ended December 31, 2000, Corporate includes the expense of $147.0 million for the Tentative Settlement (see note G to the consolidated financial statements).

Results of Operations

Net Sales and Gross Profit

     Consolidated net sales for the three months ended December 31, 2000, were $223.2 million compared to $203.9 million for the same prior year period, a $19.3 million or 9% increase.

Generic net sales for the current three month period were $181.9 million compared to $168.2 million for the same prior year period, a $13.7 million or 8% increase. New products launched subsequent to December 31, 1999, increased net sales for the current three month period by $57.2 million, with $42.0 million resulting from nifedipine, over the same prior year period. This increase was offset by decreased net sales of $32.5 million for products where prices had been increased in prior years, primarily clorazepate and lorazepam, and other products of $9.9 million. Generic volume decreased to 2.214 billion doses for the current three month period from 2.377 billion doses for the same prior year period, a 7% decrease.

Brand net sales for the current three month period were $41.3 million compared to $35.7 million for the same prior year period, a $5.6 million or 16% increase. The increase from the prior year period is primarily attributable to sales of new products, Clozapine(R) and Digitek(R), marketed by Bertek Pharmaceuticals Inc. ("Bertek") subsequent to December 31, 1999.

Consolidated net sales for the nine months ended December 31, 2000, were $598.0 million compared to $575.5 million for the same prior year period, a $22.5 million or 4% increase.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Generic net sales for the current nine month period were $493.9 million compared to $484.0 million for the same prior year period, a $9.9 million or 2% increase. New products launched subsequent to December 31, 1999, increased net sales for the current nine month period by $154.3 million, with $110.9 million of the increase from nifedipine, over the same prior year period. This increase was offset by decreased net sales of $85.1 million for products where prices had been increased in prior years, primarily clorazepate and lorazepam, and other products of $53.6 million. Generic volume for the current nine month period was
6.078 billion doses compared to 6.437 billion doses for the same prior year period, a 6% decrease. The decrease in generic volume primarily related to the change in sales and marketing strategy implemented in the quarter ended June 30, 2000.

Brand net sales for the current nine month period were $104.1 million compared to $91.5 million for the same prior year period, a $12.6 million or 14% increase. New products marketed by Bertek subsequent to December 31, 1999, Clozapine(R) and Digitek(R), increased net sales for the current nine month period by $10.7 million over the same prior year period.

Consolidated gross profit for the three months ended December 31, 2000, was $105.1 million or 47% of net sales compared to $111.2 million or 55% of net sales for the same prior year period. For the nine months ended December 31, 2000, gross profit was $276.3 million or 46% of net sales compared to $318.2 million or 55% of net sales for the same prior year period.

Generic gross profit for the current three month period was $77.4 million or 43% of generic net sales compared to $86.0 million or 51% of generic net sales for the same prior year period, an $8.6 million or 10% decrease. For the current nine month period, generic gross profit was $206.5 million or 42% of generic net sales compared to $254.4 million or 53% of generic net sales for the same prior year period, a $47.9 million or 19% decrease. In the current three and nine month periods, gross profit contributed by new product launches subsequent to December 31, 1999, were offset by decreased gross profit on clorazepate and lorazepam, products where prices had been increased in prior years and other core generics as compared to the same prior year periods. Additionally, due to contractual obligations, net sales of nifedipine are at relatively lower margins and, consequently, have contributed to the lower overall generic gross profit realized by the Generic Segment.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Brand gross profit for the current three month period was $27.7 million or 67% of brand net sales compared to $25.2 million or 71% of brand net sales for the same prior year period, a $2.6 million or 10% increase. For the current nine month period, brand gross profit was $69.8 million or 67% of brand net sales compared to $63.8 million or 70% of brand net sales for the same prior year period, a $6.0 million or 9% increase. Increases in gross profit for the three and nine month periods were primarily attributable to new products marketed subsequent to December 31, 1999.

Research and Development

     Consolidated research and development expenses for the three months ended December 31, 2000, were $15.8 million compared to $12.4 million for the same prior year period, a $3.4 million increase. For the nine months ended December 31, 2000, consolidated research and development expenses were $49.6 million compared to $35.7 million for the same prior year period, a $13.9 million increase.

Generic research and development for the current three month period was $12.0 million compared to $9.7 million for the same prior year period. For the current nine month period, generic research and development was $38.6 million compared to $28.8 million for the same prior year period. The increases are primarily due to increased studies and increased license expense for marketing rights to certain products in development.

Brand research and development for the current three month period was $3.8 million compared to $2.7 million for the same prior year period. For the current nine month period, brand research and development was $11.0 million compared to $6.9 million for the same prior year period. These increases are primarily due to increased studies expense associated with product line expansions.

The Company is actively pursuing joint development projects in an effort to broaden its scope of capabilities in bringing to market new innovative products. Such arrangements generally provide for payments by the Company only upon the attainment of certain milestones. While such arrangements help to reduce the Company's financial risk for unsuccessful projects, attainment of milestones may result in fluctuations in quarterly research and development.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Selling and Administrative Expenses

     Consolidated selling and administrative expenses were $40.6 million for the three months ended December 31, 2000, compared to $40.4 million for the same prior year period. For the nine months ended December 31, 2000, consolidated selling and administrative expenses were $117.9 million compared to $117.4 million for the same prior year period.

Generic selling and administrative expenses for the current three month period were $10.0 million, relatively unchanged from the same prior year period of $10.8 million. For the current nine month period, generic selling and administrative expenses decreased $4.7 million to $27.7 million from $32.4 million for the same prior year period. This decrease is primarily attributed to decreased promotional expenses.

Brand selling and administrative expenses for the current three month period were $22.1 million compared to $16.6 million for the same prior year period. For the current nine month period, brand selling and administrative expenses were $54.0 million compared to $43.8 million for the same prior year period. The increase for the current three month period relates primarily to the charges related to the Zagam(R) product license and employee severance and termination costs related to the restructuring of the Brand Segment. Bertek decreased the carrying value of the Zagam(R) product license by $3.6 million due to difficulties related to product supply. Consequently, the carrying value of the Zagam(R) product license was $3.2 million at December 31, 2000. The Brand Segment recorded $1.0 million for employee severance and termination costs in connection with the consolidation of its non-manufacturing operations in Raleigh, North Carolina. For the current nine month period, the increase relates primarily to Zagam(R) charges of $4.6 million, employee severance and termination costs of $1.0 million and product sample expense of $2.8 million.

Other Income

     Other income for the three months ended December 31, 2000, was $8.9 million compared to $6.9 million for the same prior year period, a $2.0 million increase. Under the terms of the August 2000 settlement with American Bioscience, Inc. ("ABI"), the Company recognized $9.2 million in the current three month period for the transfer to ABI of ABI's common stock owned by the Company (see note G to the consolidated financial statements). This increase in other income was partially offset by a loss recognized on the Company's investment in a limited partnership. In addition, in the three month period ended December 31, 1999, the Company recorded a reduction of the carrying value of nonoperating assets.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Other income for the nine months ended December 31, 2000, was $31.1 million compared to $9.6 million for the same prior year period, a $21.5 million increase. This increase is primarily attributed to increased earnings recognized in the Company's investment in a limited partnership, the ABI proceeds and increased interest income.

Somerset

     Equity in the earnings of Somerset was $1.3 million for the three months ended December 31, 2000, compared to a loss of $1.5 million for the same prior year period. Equity in the loss of Somerset was $0.8 million and $2.6 million for the nine months ended December 31, 2000, and 1999. The increase in earnings for the current three month period was primarily attributable to decreased research and development and a settlement with the Internal Revenue Service.

Income Taxes

     The Company's effective tax rate of 36% remained relatively unchanged from the same prior year periods and is expected to remain at approximately this level throughout fiscal year 2001.

Other Factors

     The Tentative Settlement contributed primarily to the increase in total current assets and total current liabilities.

The addition of nifedipine to the Company's product line during the current nine month period resulted in increased finished goods inventories and increased trade accounts payable.

During the current nine month period, the Company liquidated portions of its marketable securities and investment in a limited partnership to fund the Stock Repurchase Program and the Tentative Settlement. Consequently, other assets and marketable securities have decreased for the current nine month period.

During the three month period ended June 30, 2000, the Company completed the Stock Repurchase Program authorized and announced by the Board of Directors in April 1997. The Company repurchased 4,855,100 shares of common stock for approximately $91.5 million.

The Company has initiated the consolidation of its Brand Segment. In addition to strengthening the management team, the Brand Segment is in the process of relocating certain functions from three current locations to one location in

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Raleigh, North Carolina. In addition to the $1.0 million in employee severance and termination costs recorded in the current three month period, the remaining costs associated with the consolidation are expected to be recognized in fiscal year 2002.

In February 2001, the Food and Drug Administration approved Biovail Corporation's ("Biovail") Abbreviated New Drug Application for 30mg nifedipine extended-release tablets, the generic equivalent of Pfizer Inc.'s Procardia(R) XL, which the Company currently markets. The Company believes the approval to be contrary to the statute, case law and the FDA's own publicly announced position concerning the 180-day exclusivity provision of the statute. If Biovail chooses to launch its product, the Company would expect to experience decreased net sales and, to a lesser degree, decreased gross profits. The Company is evaluating its options and will take such steps as it deems appropriate to protect its interests.

Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The effective date of this standard has been delayed to fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact of this standard on its financial position and results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements ("SAB No. 101"). The implementation date of SAB No. 101 has been delayed to the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company believes the adoption of SAB No. 101 will not have a material impact on its financial position or results of operations.

Liquidity, Capital Resources and Financial Condition

     Working capital decreased to $516.8 million at December 31, 2000, from $596.2 million at March 31, 2000. The ratio of current assets to current liabilities decreased to 2.9 to 1 at December 31, 2000, from 7.8 to 1 at March 31, 2000. Primary causes for the change in the Company's current ratio were the Tentative Settlement and completion of the Stock Repurchase Program.

The decrease in working capital was primarily attributed to the Tentative Settlement and its partial funding, along with net fluctuations in accounts receivable, inventories and income taxes. While the Tentative Settlement, along with its partial funding, impacted working capital and cash provided from

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

operating activities, the liquidation of certain investments in anticipation of the payment has resulted in the increase in cash provided from investing activities. The cash used for the completion of the Stock Repurchase Program also reduced working capital.

In December 2000, the Company placed into escrow $100.0 million in accordance with the terms related to the Tentative Settlement. The remaining balance will be funded through currently available funds. The entire $147.0 million settlement remains subject to final court approval.

The Company believes that it has meritorious defenses, with respect to the claims asserted, in those suits which are not part of the Tentative Settlement and will vigorously defend its position. However, an adverse result in these cases or, if the Tentative Settlement is not approved by the court, the continued litigation of those cases could have a material adverse effect on the Company's financial position and results of operations.

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

Forward-Looking Statements

     The statements set forth in this Report concerning the manner in which the Company intends to conduct its future operations, potential trends that may impact future results of operations, and its beliefs or expectations about future operations are forward-looking statements. The Company may be unable to realize its plans and objectives due to various important factors, including, but not limited to, an acceleration in the erosion of prices of the Company's generic pharmaceutical products, the Company's inability to obtain timely FDA approval for its new generic or brand products, the failure of the Company's brand products to find acceptance in the marketplace, continuing litigiousness by brand manufacturers designed to delay the introduction of the Company's generic products, the failure of the court to approve the Tentative Settlement, the failure of the Company to favorably litigate or resolve the remaining cases that 17

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

are not a part of the Tentative Settlement, and the factors described under "Forward Looking Statements" in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2000. There has been no material change in the disclosure regarding market risk, except as described below.

The fair market value of the debt securities held by the Company at December 31, 2000, was $19.7 million, of which $0.5 million had maturities of less than one year (the market values of which are generally less sensitive to interest rate fluctuations than is the case with longer term debt instruments). The fair market value of equity securities held by the Company at December 31, 2000, was $41.9 million. Such investments collectively represent 3% of the Company's total assets as of December 31, 2000, and 15% of the aggregate value of debt and equity securities and cash and cash equivalents held by the Company at such date. Assuming an instantaneous 10% decrease in the market value of the Company's debt and equity securities, the change in the aggregate fair market value of these securities would be $6.2 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Since the date of the filing of the Company's Annual Report on Form 10-K for the year ended March 31, 2000, there have been no material new legal proceedings involving the Company or any material developments to such proceedings, except as described below.

A subsidiary of the Company was involved in a dispute with KaiGai Pharmaceuticals, Co., Ltd. ("KaiGai") relating to a license and supply contract for nitroglycerin transdermal patches which both parties claimed was breached by the other. KaiGai sought damages in excess of $20,000,000. The dispute was subject to binding arbitration, and, in November 1999, the arbitration panel denied KaiGai's request for damages. KaiGai filed an appeal in U.S. District Court and the Company's motion to dismiss the appeal was granted based upon untimely and improper service of the appeal. KaiGai appealed the U.S. District

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

Court's decision to the Court of Appeals. In January 2001, the appeal was dismissed and withdrawn.

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

In August 2000, the Company entered into a settlement agreement with ABI, APP and certain of their directors and officers. The settlement resulted in the resolution of all differences, disputes and claims raised in the complaint and cross-complaint mentioned above. Upon settlement, the Company received $5,000,000 from ABI for its equity investment in VivoRx Inc. In December 2000, as required under the terms of the settlement, the Company received payment from ABI for the transfer to ABI of ABI's common stock owned by the Company. This payment has been included in other income, net of expenses, in the amount of $9,200,000.

In December 1998, the FTC filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two drugs.

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

In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC and the State Attorneys General regarding raw material contracts for lorazepam and clorazepate. The Company has agreed to pay $100,000,000, plus up to $8,000,000 in attorneys' fees incurred by the States Attorneys General. Based on the FTC commissioners' approval of the Tentative Settlement with the FTC and State Attorneys General, in December 2000, the Company placed into escrow $100,000,000. Settlement papers have been executed and filed by the parties, and final court approval is pending.

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

In total, the Company has agreed to pay up to $147,000,000 to settle these actions brought by the FTC, State Attorneys General, and certain private parties ("Tentative Settlement"). The Tentative Settlement also includes three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma
Laboratories, Inc. Lawsuits not included in this Tentative Settlement principally involve alleged direct purchasers such as wholesalers.

A qui tam action was also commenced by a private party in the U.S. District Court for the District of South Carolina purportedly on behalf of the United States alleging violations of the False Claims Act and other statutes. In January 2001, the District Court granted the Company's motion to dismiss. At this time, no notice of appeal has been filed.

The Company believes that it has meritorious defenses, with respect to the claims asserted, in those suits which are not part of the Tentative Settlement and will vigorously defend its position. However, an adverse result in these cases or, if the Tentative Settlement is not approved by the court, the continued litigation

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

of those cases could have a material adverse effect on the Company's financial position and results of operations.

In addition to these cases, in January 1999, a class action suit was filed by Frank Ieradi on behalf of himself and other similarly situated shareholders in the U.S. District Court of the Western District of Pennsylvania. In this suit, the plaintiff alleged violations of federal securities laws by the Company and certain of its current and former directors and officers and asked for compensatory damages in an unspecified amount. In December 1999, the District Court granted the Company's motion to dismiss the case. In August 2000, the U.S. Court of Appeals for the Third Circuit affirmed the decision of the District Court. No further appeal of this case has been taken.

The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such proceedings, it is the opinion of management that the outcome of these suits will not have a material adverse effect on the Company's operations, financial position, or liquidity.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K - There were no reports on form 8-K filed during the three months ended December 31, 2000.

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report filed on Form 10-Q for the quarter ended December 31, 2000, to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Mylan Laboratories Inc.
                                        (Registrant)


DATE  2/14/01                        /s/ Milan Puskar
    ----------------------           ----------------------------
                                     Milan Puskar
                                     Chairman of the Board and
                                     Chief Executive Officer

DATE  2/14/01                        /s/ Richard F. Moldin
    ----------------------           ----------------------------
                                     Richard F. Moldin
                                     President and Chief Operating Officer

DATE  2/14/01                        /s/ John M. Hanson
    ----------------------           ----------------------------
                                     John M. Hanson
                                     Vice President of Finance and
                                     Chief Financial Officer
                                     (Principal financial officer)