Form 10-K
period 2001-03-31
MYLAN LABORATORIES INC
filed 2001-06-26
CIK 69499

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                       ----------------------------------

    FORM 10-K Annual Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the Fiscal Year Ended March 31, 2001 Commission File No. 1-9114

                             -------------------------
MYLAN LABORATORIES INC. (Exact name of registrant as specified in its charter)

       Pennsylvania                                     25-1211621
    (State of Incorporation)                (IRS Employer Identification No.)

                              1030 Century Building
                               130 Seventh Street
                  Pittsburgh, Pennsylvania 15222(412) 232-0100

                (Address, including zip code, and telephone number,
                 including area code, of principal executive offices) Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
                  Title of Each Class:                   on Which Registered:
                  --------------------                   --------------------
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

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of June 20, 2001, was $3,411,923,773 (computed by reference to the closing price of such stock).

     The number of shares of Common Stock of the registrant outstanding as of June 20, 2001, was 130,854,713.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference into this Report is the Proxy Statement for the 2001 Annual Meeting of Shareholders, Part III, Items 10-13.

--------------------------------------------------------------------------------
                                       1

                             MYLAN LABORATORIES INC.

                               INDEX TO FORM 10-K
                    For the Fiscal Year Ended March 31, 2001

                                                                           Page
                                     PART I

Item 1.  Business ------------------------------------------------------      3
             Overview of Our Business ----------------------------------      3
             Generic Segment -------------------------------------------      4
             Brand Segment ---------------------------------------------      5
             Joint Venture ---------------------------------------------      7
             Product Development ---------------------------------------      7
             Generic Product Development -------------------------------      9
             Brand Product Development ---------------------------------     10
             Patents, Trademarks and Licenses---------------------------     13
             Customers and Marketing -----------------------------------     13
             Competition -----------------------------------------------     13
             Product Liability -----------------------------------------     16
             Raw Materials ---------------------------------------------     16
             Government Regulation -------------------------------------     17
             Seasonality -----------------------------------------------     18
             Environment -----------------------------------------------     18
             Employees -------------------------------------------------     18
             Backlog ---------------------------------------------------     18
Item 2.  Properties ----------------------------------------------------     19
Item 3.  Legal Proceedings ---------------------------------------------     20
Item 4.  Submission of Matters to a Vote of Security Holders -----------     23


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters ----------------------------------------------------      23
Item 6.  Selected Financial Data --------------------------------------      24
Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations --------------      25
Item 7A. Quantitative and Qualitative Disclosures About Market Risk ---      35
Item 8.  Financial Statements and Supplementary Data ------------------      36
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure -----------------------------------      61


                                    PART III

Item 10. Directors and Executive Officers of the Registrant -----------      61
Item 11. Executive Compensation ---------------------------------------      61
Item 12. Security Ownership of Certain Beneficial Owners and Management      61
Item 13. Certain Relationships and Related Transactions ---------------      61



                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K    61




Signatures ---------------------------------------------------------------   64

                                     PART I


Item 1. Business

     Mylan Laboratories Inc. is engaged in developing, licensing, manufacturing, marketing and distributing generic and brand pharmaceutical products. We were incorporated in Pennsylvania in 1970. References herein to fiscal 2001, 2000 and 1999 shall mean the fiscal years ended March 31, 2001, 2000 and 1999, respectively.


Overview of Our Business

     We conduct business through our generic (Generic Segment) and brand (Brand Segment) pharmaceutical operating segments. For fiscal 2001, the Generic Segment represented approximately 83% of net revenues and the Brand Segment represented approximately 17% of net revenues. The Generic Segment represented 85% and 88% of net revenues in fiscal 2000 and 1999, respectively, while the Brand Segment reported 15% and 12% of net revenues for those fiscal years. The financial information for our operating segments required by this Item is provided in Note 16 in the Notes to Consolidated Financial Statements under Part II, Item 8, of this Report.

     Pharmaceutical products in the United States are generally marketed as either brand or generic drugs. Brand products are marketed under brand names and through programs that are designed to generate physician and consumer loyalty. Brand products generally are patent protected or benefit from other non-patent market exclusivities that exist at the time of their market introduction. This market exclusivity generally provides brand products with the ability to maintain their profitability for relatively long periods of time. Brand products generally continue to have a significant role in the market after the end of patent protection or market exclusivities due to physician and customer loyalties.

     Generic pharmaceutical products are the chemical and therapeutic equivalent of a reference brand drug. The Drug Price Competition and Patent Term Restoration Act of 1984 (Waxman-Hatch Act) provides that generic drugs may enter the market after (1) U.S. Food and Drug Administration (FDA) approval of an Abbreviated New Drug Application (ANDA) and (2) the expiration, invalidation or circumvention of any patents on the corresponding brand drug and the end of any other market exclusivity periods related to the brand drug. Generic drugs are bioequivalent to their brand name counterparts. Accordingly, generics provide a safe, effective and cost efficient alternative to users of these brand products. Growth in the generic pharmaceutical industry has been driven by the increased acceptance of generic drugs as bioequivalent substitutes for brand name products, as well as the number of brand drugs for which patent terms and/or FDA market exclusivities have expired.

Generic Segment

     We are recognized as a leader in the generic pharmaceutical industry. Our Generic Segment consists of two principal business units, Mylan Pharmaceuticals Inc.(Mylan Pharm) and UDL Laboratories Inc.(UDL), both wholly owned subsidiaries. Mylan Pharm is our primary generic pharmaceutical development, manufacturing, marketing and distribution arm. Mylan Pharm's net revenues are derived primarily from solid oral dosage products. We acquired UDL in fiscal 1996. UDL packages and markets generic products, either obtained through Mylan Pharm or purchased through third parties, in unit dose formats for use primarily in hospitals and institutions. Our Generic Segment is augmented by transdermal patch products developed and manufactured by our wholly owned subsidiary, Mylan Technologies, Inc.(Mylan Tech).

     We obtain new products primarily through new product development and FDA approval, as well as from licensing or co-development arrangements with other companies. New FDA approved generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product. The FDA may extend the period of brand product marketing exclusivity under certain circumstances, primarily through pediatric exclusivity. New generic product approvals are obtained from the FDA through the ANDA process. The ANDA process requires us to demonstrate bioequivalence to a reference brand product. In addition, we must develop formulations of the reference product that will result in demonstrating bioequivalence under a variety of clinical conditions. Even with the uncertainties related to formulation development, the ANDA process often results in the FDA granting a number of ANDA approvals for a given product by the time of brand product patent and pediatric exclusivity expiration. Consequently, we often face a number of competitors when a new generic product enters the market. Additional ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices for generic products and lower margins compared to brand products. New generic market entrants generally result in continued price and margin erosion over the generic product life cycle. Our continued success is dependent upon our ability to successfully develop or acquire and profitably market new generic pharmaceuticals.

     The Waxman-Hatch Act provides for a period of 180 days of generic marketing exclusivity for those ANDA applicants that are first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability with respect to the listed patent(s), referred to as Paragraph IV certifications. This period of generic market exclusivity generally yields a higher market share, net revenues and gross margin until the entry of other competitors at the conclusion of the 180 days. Generic manufacturers may also enjoy longer periods of relatively high, stable margins through the introduction of difficult to develop generic pharmaceuticals. Significant market opportunities also result in the event that we are able to demonstrate that a brand pharmaceutical product's limiting patent(s) is invalid.

     We manufacture and market approximately 115 generic pharmaceuticals in capsule or tablet forms in an aggregate of approximately 261 dosage strengths. We also manufacture and distribute two transdermal patch generic pharmaceutical products in six dosage strengths. In addition, we are marketing 72 generic products in 128 dosage strengths under supply and distribution agreements with other pharmaceutical companies. We have been successful in developing a number of extended release products with approximately eight extended release products in 15 dosage strengths in our portfolio. In fiscal 2001, we held the first or second market position on 90 out of the 129 generic pharmaceutical products we marketed, excluding unit-dose.

     Our most significant generic product in terms of net revenues in fiscal 2001 was nifedipine ER (Procardia XL(R)), for the treatment of hypertension and angina, with net revenues of $151.3 million. We obtained this product through an agreement with Pfizer, Inc. As a result, our gross margins on this product are relatively lower than our overall Generic Segment gross margins. Net revenues and gross margins on this product are expected to decrease in fiscal 2002. Our anti-anxiety drug group represented $27.8 million, $106.8 million and $153.8 million in net revenues in fiscal 2001, 2000 and 1999, respectively.

     We sold certain ANDAs related to our UDL liquid unit dose business in fiscal 2001 for $12.8 million. The sale of these ANDAs will not significantly impact future profitability.

     We have attained a leadership position in the generic industry through our ability to obtain ANDA approvals, our uncompromising quality control and our devotion to customer service. We have bolstered our traditional solid oral dose products with unit dose, transdermal and extended release products. We have entered into strategic alliances with several pharmaceutical companies through product development, distribution and licensing agreements that provide us with additional products to broaden our product line.

     We expect that our future growth will come from our ability to expand substitution rates for existing products. We intend to emphasize the development or acquisition of new products that may attain FDA first to file status; that are difficult to formulate; that involve overcoming regulatory adversities; and that have difficult to source active pharmaceutical ingredients. In addition, we plan on pursuing complementary, accretive or strategic acquisitions.


Brand Segment

     Our Brand Segment operates principally through our wholly owned subsidiary Bertek Pharmaceuticals Inc. (Bertek). Bertek's principal therapeutic areas of concentration include neurology and dermatology. We also provide products in the cardiology arena such as Maxzide(R), Digitek(R) and Nitrek(R). The marketing rights for the Maxzide(R) products, which we originally developed and currently manufacture, were reacquired from American Home Products Corporation in fiscal 1997. Our Brand Segment includes pharmaceutical products that have patent protection, have achieved a brand recognition in the marketplace or represent branded generic pharmaceutical products which are responsive to sales promotion.

     We continue to expand our brand business through internally developed products, as well as through product and company acquisitions. On October 2, 1998, we acquired 100% of the outstanding stock of Penederm Inc. (Penederm).
This acquisition allowed us to expand our presence in dermatology through the addition of Avita(R), Mentax(R) and Acticin(R). In fiscal 1999, we recognized $29.0 million in expense related to in-process research and development in conjunction with this transaction.

     The  Penederm   acquisition   enhanced   our   research   and   development
capabilities. We have several dermatological products in the new drug development process, including oral and topical dosage forms of butenafine for onychomycosis, a nail fungus, as well as topical butenafine for tinea versicolor, a type of skin blotching, and anticipate the submission of the New Drug Applications (NDA) to the FDA. We also anticipate receiving an ANDA for isotretinoin, the generic equivalent to Accutane(R) for the treatment of acne, in fiscal 2002. In the area of neurology, we expect to seek a NDA for apomorphine for the treatment of the "off" or "freeze" phenomenon for late stage Parkinson's disease. We are also seeking a NDA for doxepin for the treatment of sleep disorders. In addition, we anticipate approval of an ANDA for the 200mg and 300mg dosage forms of extended phenytoin, for the treatment of epilepsy, in fiscal 2002. See "Product Development" for additional discussion.

     We licensed the rights to nebivolol in fiscal 2001. Nebivolol is a beta blocker for which we expect to pursue a NDA for the indication of hypertension. We believe that we will be able to clinically demonstrate the unique beta 1-receptor blockade selectivity characteristics of this product which could result in providing nebivolol with certain competitive advantages. The nebivolol compound has patent protection in the U.S. through March 2004, which we anticipate will be extended through 2009. An additional patent application has been filed that could further extend patent protection on this compound. We expect to experience increased research and development expenses in support of the nebivolol clinical program, as well as milestone payments under our license agreement.

     Mylan Tech also contributes to the Brand Segment through the manufacture of the Nitrek(R) transdermal nitroglycerine patch. Mylan Tech provides us with unique capabilities in transdermal and polymer film product development. We believe that Mylan Tech will augment both the Brand and Generic Segments with future NDA and ANDA products.

     Our sales force consists of approximately 160 sales representatives which promote our brand products mostly to primary care physicians, dermatologists, neurologists and pharmacists. We expect our sales force to increase as we launch new brand pharmaceutical products.

     We consolidated our non-manufacturing Brand Segment operations in fiscal 2001 from Foster City, California, Sugar Land, Texas and Morgantown, West Virginia into a new location in Research Triangle Park (RTP), North Carolina. We believe that this consolidation will increase the efficiency and effectiveness of our Brand Segment. The expense associated with this consolidation was not significant.

     Brand segment growth will be driven by our ability to expand awareness and prescriptions for our current products, as well as through the successful development and introduction of innovative and unique brand pharmaceuticals. As in the past, we will look to increase the proportion of our Brand Segment business through the in-licensing or acquisition of new compounds, as well as through complementary, accretive or strategic acquisitions.


Joint Venture

     We own a 50% interest in Somerset Pharmaceuticals, Inc., a joint venture with Watson Pharmaceuticals, Inc. Currently, Somerset's only marketed product is Eldepryl(R) , a drug for the treatment of Parkinson's disease that lost Orphan Drug exclusivity in 1996. Somerset is actively involved in research projects regarding additional indications for Eldepryl(R) and other chemical compounds.


Product Development

     The Company is required to secure and maintain FDA approval for the products it intends to manufacture and market. The FDA grants such approval by approving our submitted ANDAs for generic drug products and NDAs for brand drug products.

     Our research and development strategy focuses on the following product development areas:

     o development of sustained-release technologies and the application of these technologies to existing products;

     o expansion of our existing oral immediate-release products with respect to additional dosage strengths;

     o    development   of  NDA  and   ANDA   transdermal   and   polymer   film
          pharmaceuticals;

     o development of drugs technically difficult to develop or manufacture because of unusual factors that affect their bioequivalence or because of unusually stringent regulatory requirements;

     o development of drugs that target smaller, specialized or under-served markets;

     o    leveraging  of  our  expertise  in  the   development   of  innovative
          dermatological and neurological pharmaceuticals; and

     o successful completion of nebivolol clinical trials and filing of the related NDA.

     Our future results of operations will depend in part upon our ability to develop and successfully commercialize new brand and generic pharmaceutical products in a timely manner. These new products must be continually developed, tested and manufactured and, in addition, must meet regulatory standards and receive regulatory approvals(see "Government Regulation"). Furthermore, the development and commercialization process is time-consuming and costly. If any of our development products cannot be successfully or timely commercialized, our operating results could be adversely affected. The risk particularly exists with respect to the development of brand products because of the uncertainties, higher costs and lengthy timeframes associated with the research and development and governmental approval process of such products and their inherent unproven market acceptance.

     FDA approval is required before any dosage form of any new drug, including a generic equivalent of a previously approved drug, can be marketed. The process for obtaining governmental approval to manufacture and market pharmaceutical products is rigorous, time-consuming and costly, and we cannot predict the extent to which it may be affected by legislative and regulatory developments. We are dependent on receiving FDA and other governmental approvals prior to manufacturing, marketing and shipping new products. The rate, timing and cost of such approvals may adversely affect our product introduction plans and results of operations (see "Government Regulation").

     All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. There are generally two types of applications for FDA approval that would be applicable to our new products:

     New Drug Application (NDA). We file a NDA when we seek approval to market drugs with active ingredients which have not been previously approved by the FDA. NDAs are filed for our newly developed brand products and, in certain instances, for a new dosage form of previously approved drugs.

     Abbreviated New Drug Application (ANDA). We file an ANDA when we seek approval to market a drug product previously approved under a NDA.

     We expensed $64.4 million, $49.1 million and $61.8 million for research and development in fiscal 2001, 2000 and 1999, respectively. Our research and development efforts are conducted primarily to qualify us to manufacture approved ethical pharmaceuticals under FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly higher than those associated with ANDAs. As we continue to develop brand products, research expenses related to their development will likely increase.

Generic Product Development

     FDA approval of an ANDA is required before we may begin marketing the generic equivalent of a drug that has been approved under a NDA, or a previously unapproved dosage form of a drug that has been approved under an ANDA. The ANDA approval process is generally less time consuming and complex than the NDA approval process in that it does not require new preclinical and clinical studies since it relies on the clinical studies establishing safety and efficacy conducted for the previously approved drug. The ANDA process does, however, require a bioequivalency study to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with another formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are bioequivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce a therapeutic effect.

     Among other things, supplemental NDAs or ANDAs are required for approval to transfer products from one manufacturing site to another and may be under review for a year or more. In addition, certain products may only be approved for transfer once new bioequivalency studies are conducted or other requirements are satisfied.

     The Generic Drug Enforcement Act of 1992 established penalties for wrongdoing in connection with the development or submission of an ANDA. Under the Act, the FDA has the authority to permanently or temporarily debar companies or individuals who have engaged in such wrongdoing from submitting or assisting in the submission of an ANDA, and to temporarily deny approval and suspend applications to market off-patent drugs. The FDA may also suspend the distribution of all drugs approved or developed in connection with such wrongful conduct and/or withdraw approval of an ANDA and seek civil penalties. The FDA can also significantly delay the approval of any pending ANDA, as well as any pending NDA, under the Fraud, Untrue Statements of Material Facts, Bribery and Illegal Gratuities Policy Act.

     Among the requirements for FDA approval of ANDAs, as well as NDAs, is that our manufacturing procedures and operations must conform to FDA requirements and guidelines generally referred to as current Good Manufacturing Practices (cGMP), as defined in Title 21 of the U.S. Code of Federal Regulations. These regulations encompass all aspects of the production process, including validation and record keeping, and involve changing and evolving standards. In complying with the cGMP regulations, we must continue to expend time, money and effort in such areas as production and quality control to ensure full technical compliance. The evolving and complex nature of regulatory requirements, the broad authority and discretion of the FDA, and the generally high level of regulatory oversight result in a continuing possibility that we may be adversely affected by regulatory actions despite our efforts to maintain compliance with regulatory requirements.
                                       9

     During fiscal 2001, we received 12 final ANDA approvals: bupropion HCl tablets, tamoxifen citrate tablets, enalapril maleate tablets, bisoprolol fumarate/HCTZ tablets, doxazosin mesylate tablets, fluvoxamine maleate tablets, terazosin HCl capsules, sotalol HCl tablets, valproic acid syrup, metoclopramide oral solution, phenytoin oral suspension and buspirone HCl tablets. Additionally, in fiscal 2001, the Company received a supplemental ANDA for carbidopa/levodopa 25mg/100mg tablets. We have 22 ANDAs pending final approval at the FDA.

     Over the next few years, patent protection on a relatively large number of brand drugs will expire, thereby providing additional generic product opportunities. We intend to continue to concentrate our generic product development activities on brand products with U.S. sales exceeding $50 million in specialized or growing markets and in areas that offer significant opportunities and competitive advantages. In addition, we intend to continue to focus our development efforts on technically difficult-to-formulate products, or products that require advanced manufacturing technology. When evaluating which drug development projects to undertake, we also consider whether the product would complement other products in our portfolio, or would otherwise assist in making our product line more complete. During fiscal 2002, we plan to invest in a significant number of bioequivalency studies for development of generic products or dosage forms.


Brand Product Development

     The   process   required  by  the  FDA  before  a   previously   unapproved
pharmaceutical product may be marketed in the U.S. generally involves the following:

     o    laboratory and preclinical tests;

     o submission of an investigational new drug application (IND), which must become effective before clinical trials may begin;

     o adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product for its intended use;

     o submission of a NDA containing the results of the clinical trials establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing such matters as manufacturing and quality assurance; and

     o    FDA approval of a NDA.

     Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as toxicology studies to assess the potential safety and efficacy of the product. We then submit the results of these studies, which must demonstrate that the product delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic results, to the FDA as part of an IND, which must become effective before we may begin human clinical trials. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30-day period, raises concerns or questions about the conduct of the trials as outlined in the IND. In such cases, the IND sponsor and FDA must resolve any outstanding concerns before clinical trials can begin. In addition, an independent Institutional Review Board at the study center proposing to conduct the clinical trials must review and approve any clinical study.

     Human clinical trials are typically conducted in three sequential phases, which may overlap:

     o Phase I: The drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

     o Phase II: Involves studies in a limited patient population to identify possible adverse effects and safety risks to assess the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.

     o Phase III: When Phase II evaluations demonstrate a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to further evaluate dosage, clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical study sites.

     The results of product development, preclinical studies and clinical studies are then submitted to the FDA, as part of a NDA, for approval of the marketing and commercial shipment of the new product. The NDA drug development and approval process could take from three to more than ten years.

     Mylan is presently developing a number of brand products. Our brand product development continues to emphasize areas where we have an existing sales and marketing presence, namely Dermatology and Neurology. Products currently in development include:

                                                                               Estimated IND or NDA
Compound                            Indication                    Phase        Calendar Filing Date


NEUROLOGY

  Apomorphine                 "Off" or "Freeze" episodes in        III               Q1 02
                              late stage Parkinson's disease

  Doxepin                            Sleep disorders               III               Q1 04

  MT110                              Pain management             Pre-IND             Q3 01

  MT111                              Pain management             Pre-IND             Q3 01

DERMATOLOGY

  Topical Butenafine                  Onychomycosis                III               Q4 02
                                      (Nail fungus)

                                       Onychomycosis               III               Q4 03
  Oral Butenafine                      (Nail fungus)


CARDIOLOGY

                                      Hypertension                 III               Q4 03
  Nebivolol                       (High blood pressure)


     In the first quarter of fiscal 2002, we received FDA approval of our NDA related to topical butenafine for tinea versicolor, a condition marked by skin blotches.

     Product development is inherently risky, especially when the development concerns new products for which safety and efficacy has not been established and the market for which is yet unproven. The development process also requires substantial time, effort and financial resources, and any commercialization of a product will require prior government approval, which may not be forthcoming. We cannot be certain that we will be successful in commercializing any of the products we are developing on a timely basis, if at all. We also cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercialization.

     In recent years, Somerset has increased its research and development spending to: (a) develop additional indications for selegiline, the active ingredient of Eldepryl(R), using a transdermal delivery system and (b) develop and evaluate different therapeutic areas using selegilene and other compounds. Clinical studies using the selegiline transdermal system for the treatment of several disorders, including depression, were performed in fiscal 1999, 2000 and 2001. Somerset filed a NDA related to a selegiline transdermal delivery system for the treatment of depression in May 2001.

Patents, Trademarks and Licenses

     We own or are licensed under a number of patents in the United States and foreign countries covering products, and have also developed many brand names and trademarks for products. Generally, the brand pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. Following the expiration of the patents, brand products often continue to have market viability based upon the good will of the product name, which typically enjoys trademark protection. We consider the overall protection of our patents, trademarks and license rights to be of material value and act to prevent these rights from infringement; however, our business in the brand segment is not dependent upon any single patent, trademark or license. See "Brand Segment" in this Item 1.


Customers and Marketing

     We sell our products primarily to proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers, institutions and governmental agencies within the U.S. Two of our customers represented approximately 14% and 11% of net revenues in fiscal 2001. Four of our customers accounted for approximately 15%, 15%, 11%, and 10% of net revenues in fiscal 2000. Three customers accounted for approximately 15%, 14%, and 11% of net revenues in fiscal 1999.

     Based on industry practice, generic manufacturers have liberal return policies and have been willing to give customers post-sale inventory allowances referred to as shelf-stock adjustments. Under these arrangements, we give customers credits on our generic products which the customers hold in inventory after decreases in the market prices of the generic products. Like our competitors, we also give credits for chargebacks to our wholesale customers who sell our products to hospitals, institutions, group purchasing organizations, pharmacies or other retail customers under pricing agreements. A chargeback is the difference between the price the wholesale customer pays and the third party price for the product under the third party pricing agreement with us. Approximately 60 employees are engaged in selling and servicing our Generic Segment customers.

     Brand pharmaceutical products are marketed directly to health care professionals in order to increase brand awareness and prescriptions written for the product. However, brand and branded generic products are generally sold through the same channels and customers as generic products. Due to the buying patterns of certain customers, in conjunction with incentive programs, a disproportionate amount of sales may be recognized in the latter part of a period. Branded generic products are often subject to the same return policies, shelf-stock adjustments and chargebacks as generic pharmaceutical products. Approximately 240 employees are engaged in marketing, selling and servicing our Brand Segment customers.


Competition

     The pharmaceutical industry is very competitive. Our primary competitors include Bristol-Myers Squibb Company, Eli Lilly and Company, Geneva Pharmaceuticals, GlaxoSmithKline, IVAX Corporation, Merck & Co.,Inc., Novartis, Teva Pharmaceutical Indstries Ltd. and Watson Pharmaceuticals, Inc.

     The primary means of competition are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, customer service, reputation and price. Price is a key competitive factor in the generic pharmaceutical business. To compete effectively on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost-effective manner. Additionally, we maintain an adequate level of inventories to meet customer demands. The competition we experience varies among the markets and classes of customers. We have experienced additional competition from brand companies that have entered the generic pharmaceutical industry by creating generic subsidiaries, purchasing generic companies or licensing their products prior to or as relevant patents expire. No further regulatory approvals are required for a brand manufacturer to sell their pharmaceutical products directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market.

     Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

     o    significantly greater financial resources;

     o    larger research and development and marketing staffs;

     o    larger production facilities; or

     o    extensive experience in preclinical testing and human clinical trials.

     The pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. We intend to compete in this marketplace by developing or licensing pharmaceutical products that are either patented or proprietary and which are primarily for indications having relatively large patient populations or for which limited or inadequate treatments are available, and by developing therapeutic equivalents to brand products which offer unique marketing opportunities. Developments by others could make our pharmaceutical products or technologies obsolete or noncompetitive.

     Net revenues and gross profit derived from generic pharmaceutical products tend to follow a pattern of regulatory and competitive factors unique to the generic pharmaceutical industry. The first generic manufacturer to file an ANDA containing Paragraph IV certification for a generic equivalent to a brand product may be entitled to a 180-day period of marketing exclusivity under the Waxman-Hatch Act. During this exclusivity period, the FDA cannot give final approval to any other generic equivalent. If we are not the first generic applicant, our generic product will be kept off the market for 180 days after the first generic commercial launch of the product. The first generic equivalent on the market is usually able to achieve relatively significant market share. As competing generics receive regulatory approvals on similar products, market share, net revenues and gross profit typically decline. Accordingly, the level of market share, net revenues and gross profit attributable to generic products developed and manufactured by us is normally related to:

     o    our ability to maintain a pipeline of products in development;

     o    our ability to develop and rapidly introduce new products;

     o    the timing of regulatory approval of such products;

     o    the number and timing of regulatory  approvals of competing  products;
          and

     o    our ability to manufacture such products efficiently.

     Because of the regulatory and competitive factors discussed above, our net revenues and results of operations historically have fluctuated from period to period. We expect this fluctuation to continue as long as a significant part of our net revenues are generated from sales of generic pharmaceuticals.

     In addition, many brand drug companies are increasingly pursuing strategies to prevent or delay the introduction of generic competition. These strategies include:

     o seeking to establish regulatory and legal obstacles which would make it more difficult to demonstrate bioequivalence of our products;

     o    initiating   legislative  efforts  in  various  states  to  limit  the
          substitution   of  generic   versions   of  certain   types  of  brand
          pharmaceuticals;

     o instituting legal action that automatically delays approval of generic products, the approval of which requires certifications that the brand drug's patents are invalid or unenforceable;

     o obtaining FDA approval for a rare disease or condition and, as a result, obtaining seven years of exclusivity for such indication;

     o obtaining extensions of market exclusivity by conducting trials of brand drugs in pediatric populations as discussed below; and

     o persuading the FDA to withdraw the approval of brand drugs, the patents for which are about to expire.

     The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision, if certain agreed upon pediatric studies are completed by the applicant, that may provide an additional six months of market exclusivity for indications of new or currently marketed drugs. Brand companies are utilizing this provision to increase their period of market exclusivity.

     Additionally, in the United States, some companies have lobbied Congress for amendments to the Waxman-Hatch legislation, which could give them additional advantages over generic competitors. For example, although the term of a drug company's drug patent can be extended to reflect a portion of the time a NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently allowed. If proposals like these become effective, our entry into the market and our ability to generate revenues associated with these products will be delayed.

     A significant amount of our generic pharmaceutical sales are made to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of generic pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation, which has resulted in customers gaining more purchasing leverage and consequently increasing the pricing pressures facing our generic pharmaceutical business. Further consolidation among our customers may result in even greater pricing pressures and correspondingly reduce the net revenues and gross margins of this business.

     Other competitive factors affecting our business include the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions, which are able to extract price discounts on pharmaceutical products. As the influence of these entities continues to grow, we may continue to face pricing pressure on the products we market.

     In response to the price declines for generic products, we raised prices on 29 products beginning in fiscal 1998 and continuing through fiscal 1999. While these price increases had a favorable impact on net earnings during these periods, several of these products have had significant price and unit erosion in subsequent periods. We continually evaluate our pricing practices and make adjustments to the price of our products when appropriate.

     In the Brand Segment, we face competition from other brand pharmaceutical companies that offer products which, while having different properties, are intended to provide similar benefits to consumers. These competitors tend to have more products, a longer history in the industry, additional marketing and sales representatives and significantly more financial resources. Each of these factors and others could prevent us from achieving profitable results in the Brand Segment.


Product Liability

     Product liability suits represent a continuing risk to firms in the pharmaceutical industry. We strive to minimize such risks by adherence to stringent quality control procedures. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect us against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption.


Raw Materials

     The active pharmaceutical ingredients and other materials and supplies used in our pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, in some cases, the raw materials we use to manufacture pharmaceutical products are only available from a single FDA-approved supplier. Even when more than one supplier exists, we may elect to list, and in some cases have only listed, one supplier in our applications with the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA.

Government Regulation

     All pharmaceutical manufacturers, including Mylan, are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, by the U.S. Drug Enforcement Administration and state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal government statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

     We are subject to the periodic inspection of our facilities, procedures and operations and/or testing of our products by the FDA, the Drug Enforcement Administration and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if deficiencies are found at that facility. Certain of our vendors are subject to similar regulations and periodic inspections.

     Following such inspections, the FDA may issue notices on Form 483 and Warning Letters that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of a FDA inspection and lists conditions the FDA inspectors believe may violate cGMP or other FDA regulations. FDA guidelines specify that a Warning Letter is issued only for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action.

     Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA's review of NDAs, ANDAs or other product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs and have had a very favorable compliance experience, if these programs were not to meet regulatory agency standards or if our compliance was deemed deficient in any significant way, it could have a material adverse effect.

     Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels and require all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual states. The required rebate is currently 11% of the average manufacturer's price for sales of Medicaid-reimbursed products marketed under ANDAs. For sales of Medicaid-reimbursed products marketed under NDAs, manufacturers are required to rebate the greater of approximately 15% of the average manufacturer's price, or the difference between the average net sales price and the lowest net sales price during a specific period. We believe that the federal and/or state governments may continue to enact measures in the future aimed at reducing the cost of drugs to the public. For example, over the past year, the extension of prescription drug coverage to all Medicare recipients has gained support among many federal legislators. We cannot predict the nature of any measures that may be enacted or their impact on our profitability.

     Federal, state and local laws of general applicability, such as laws regulating working conditions, also govern us. In addition, we are subject, as are all manufacturers generally, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of materials into the environment. We do not expect the costs of complying with such environmental provisions to have a material effect on our earnings, cash requirements or competitive position in the foreseeable future. However, changes to, or compliance with, such environmental provisions could have a material effect on our earnings, cash requirements or competitive position.

     Continuing studies of the proper utilization, safety, and efficacy of pharmaceuticals and other health care products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of product marketing.


Seasonality

     Our business, taken as a whole, is not materially affected by seasonal factors.


Environment

     We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to accurately predict the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not presently expected to have, a material adverse effect on our earnings or competitive position.


Employees

     We employ approximately 2,220 persons, approximately 1,170 of whom serve in clerical, sales and management capacities. The remaining are engaged in production and maintenance activities.

     The production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the Oil, Chemical and Atomic Workers International Union (AFL-CIO) and its Local Union 8-957 under a contract which expires April 5, 2002.


Backlog

     At March 31, 2001, the uncompleted portion of our backlog of orders was approximately $22.1 million as compared to $28.2 million at March 31, 2000, and $7.4 million at March 31, 1999. Because of the relatively short lead time required in filling orders for our products, we do not believe these backlog amounts bear a significant relationship to sales or income for any full twelve-month period.

Item 2. Properties

     We operate from various facilities in the United States and Puerto Rico, which have an aggregate of approximately 1,420,000 square feet.

     Mylan Pharm owns production, warehouse, laboratory and office facilities in three buildings in Morgantown, West Virginia, containing 549,000 square feet. Mylan Pharm owns and operates a 166,000 square foot distribution center in Greensboro, North Carolina. We closed a 38,000 square foot distribution center in Reno, Nevada, and have been released from the operating lease for this facility. In fiscal 2001, we completed the construction of a new 65,000 square foot administration and sales facility in Morgantown, West Virginia.

     Our Puerto Rico manufacturing subsidiary, Mylan Inc., owns a production and office facility in Caguas, Puerto Rico, containing 140,000 square feet and a production facility in Cidra, Puerto Rico, containing 32,000 square feet.

         In March 2001, Bertek consolidated administration from Sugar Land, Texas and research and development from Foster City, California, along with sales and marketing from Morgantown, to one facility in Research Triangle Park, North Carolina. This 72,000 square foot facility is under an operating lease, expiring in 2008. Bertek owns two buildings in Sugar Land, containing 73,000 square feet. One building is a production, warehouse and office facility. The other is an office facility and has been placed on the market for sale. Bertek leases a research and development facility in Foster City, California, containing 15,000 square feet. We are pursuing a sublease related to this facility.

     Mylan Tech owns production, warehouse, laboratory, and office facilities in three buildings in Swanton and St. Albans, Vermont, containing 118,000 square feet. Mylan Tech also operates a coating and extrusion facility in St. Albans, containing 71,000 square feet, under a lease expiring in 2015. Mylan Tech also owns two facilities in Swanton containing 59,000 square feet that it leases to an independent manufacturer.

         UDL owns production, laboratory, warehouse, and office facilities in three buildings in Rockford, Illinois, and Largo, Florida, containing 136,000 square feet. UDL also utilizes a warehouse facility in Rockford containing 41,000 square feet under a lease expiring in 2005. As discussed above, UDL sold ANDAs related to certain products produced in our Largo, Florida, facilities. We have determined that we will close these facilities and place them on the market for sale.

      Our production equipment includes that equipment necessary to produce and package tablet, capsule, aerosol, liquid, transdermal and powder dosage forms. We maintain seven analytical testing laboratories for quality control.

     Our production facilities are operated on a two-shift basis. Properties and equipment are well maintained and adequate for present operations.
     We also utilize approximately 7,000 square feet of office space located in Pittsburgh, Pennsylvania, under an operating lease expiring in 2003.

Item 3. Legal Proceedings

     We had an agreement with Genpharm whereby we benefited from the sale of ranitidine tablets by Novopharm under a separate agreement between Genpharm and Novopharm. Based on an independent audit, Genpharm initiated a lawsuit in the general division of Ontario Court, Canada, against Novopharm to resolve contract interpretation issues and collect additional funds due. In response to Genpharm's suit, Novopharm filed counterclaims against both Genpharm and the Company. In March 2001, the Company, Genpharm and Novopharm reached a settlement dismissing all claims between the parties.

     In June 1998, we filed suit in Los Angeles Superior Court against American Bioscience, Inc. (ABI), American Pharmaceutical Partners, Inc. (APP) and certain of their directors and officers. Our suit sought various legal and equitable remedies. In June 1999, the defendants filed their answer and a cross-complaint against the Company. The cross-complaint sought unspecified compensatory and punitive damages.

     In August 2000, we entered into a settlement agreement with ABI, APP and certain of their directors and officers. The settlement resulted in the resolution of all differences, disputes and claims raised in the complaint and cross-complaint mentioned above. Upon settlement, we received $5,000,000 from ABI for our equity investment in VivoRx, Inc. In December 2000, as required under the terms of the settlement, we received payment from ABI for the transfer to ABI of ABI's common stock owned by us. This payment has been included in other income, net of expenses, in the amount of $9,200,000.

     The Company was involved in a dispute with KaiGai Pharmaceuticals, Co. Ltd. (KaiGai) relating to a license and supply contract which both parties claim was breached. KaiGai sought damages in excess of $20,000,000. The dispute was subject to binding arbitration, and in November 1999, the arbitration panel denied KaiGai's request for damages. KaiGai appealed the award to the United States District Court for the Central District of California. In July 2000, our motion to dismiss KaiGai's appeal was granted.

     In December 1998, the FTC filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two drugs.

     The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company had agreed to indemnify these parties. The Company is a party to other suits filed in the same court involving the Attorneys General from all states and the District of Columbia and more than 25 putative class actions that allege the same conduct alleged in the FTC suit, as well as alleged violations of state antitrust and consumer protection laws.

     The relief sought by the FTC includes an injunction barring the Company from engaging in the challenged conduct, recision of certain agreements and disgorgement in excess of $120,000,000. The states and private parties seek similar relief, treble damages and attorneys' fees. The Company's motions to dismiss several of the private actions were granted.

     In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC and the States Attorneys General regarding raw material contracts for lorazepam and clorazepate. The Company has agreed to pay $100,000,000 plus up to $8,000,000 in attorneys' fees incurred by the States Attorneys General. Based on the FTC commissioners' approval of the tentative settlement with the FTC and States Attorneys General, in December 2000, the Company placed into escrow $100,000,000. Settlement papers have been executed and filed by the parties. The court has preliminarily approved the tentative settlement. Under the court's current schedule, a hearing with respect to final approval is scheduled for November 29, 2001.

     In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts and circumstances at issue in the FTC and States Attorneys General cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to $4,000,000 in attorneys' fees incurred by counsel in the consumer actions. The tentative settlement has been preliminarily approved by the court, pursuant to which the Company placed into escrow $35,000,000 in March 2001. Under the court's current schedule, a hearing with respect to final approval is scheduled for November 29, 2001.

     In total, the Company has agreed to pay up to $147,000,000 to settle these actions brought by the FTC, States Attorneys General, and certain private parties (Tentative Settlement). The Tentative Settlement also includes three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in this Tentative Settlement principally involve alleged direct purchasers such as wholesalers and distributors.

     The Company believes that it has meritorious defenses, with respect to the claims asserted, in those anti-trust suits which are not part of the Tentative Settlement and will vigorously defend its position. However, an adverse result in these cases, or if the Tentative Settlement is not given final approval by the court, the outcome of continued litigation of these cases could have a material adverse effect on the Company's financial position and results of operations.

     A qui tam action was also commenced by a private party in the U.S. District Court for the District of South Carolina purportedly on behalf of the United States alleging violations of the False Claims Act and other statutes. In January 2001, the District Court granted the Company's motion to dismiss. The time for filing an appeal has lapsed.

     In addition to these cases, in January 1999, a class action suit was filed by Frank Ieradi on behalf of himself and other similarly situated shareholders in the U.S. District Court of the Western District of Pennsylvania. In this suit, the plaintiff alleged violations of federal securities laws by the Company and certain of its current and former directors and officers and asked for compensatory damages in an unspecified amount. In December 1999, the U.S. District Court of the Western District of Pennsylvania granted the Company's motion to dismiss the case. In August 2000, the U.S. Court of Appeals for the Third Circuit affirmed the decision of the District Court. No further appeal of this case has been taken.

     The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company had filed the appropriate certifications relating to the patents then listed in the Orange Book for this product. On November 21, 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. On November 30, 2000, the Company filed suit against the FDA and BMS in the United States District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company posting a bond in the amount of $25,000,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the court of appeals, the FDA granted approval for the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company commenced marketing and selling the product in March 2001. BMS appealed the preliminary injunction order to both the Court of Appeals for the Federal Circuit and the Court of Appeals for the District Court of Columbia Circuit. The Federal Circuit is hearing the appeal on an expedited basis.

     The Company is involved in three other suits related to the buspirone ANDAs. In November 2000, the Company filed suit against BMS in the United States District Court for the Northern District of West Virginia. The suit seeks a declaratory judgement of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the United States District Court for the District of Vermont and also in the United States Court for the Southern District of New York. In each of these cases, BMS asserts the Company infringes BMS' recently issued patent and seeks to rescind FDA approval of the Company's 15mg ANDA and to block approval of the 5mg, 10mg and 30mg strengths. It is expected that BMS will seek to recover damages equal to the profits it has lost as a result of the Company's sales of this product. While the suits are in the early stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's operations and/or financial position.

     In February 2001, Biovail Corporation (Biovail) filed suit against the Company and Pfizer Inc. (Pfizer) in United States Federal District Court for the Eastern District of Virginia alleging anti-trust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to United States Federal District Court for the Northern District of West Virginia, which was granted. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's operations and/or financial position.

     In May 2001, Great Lakes Health Plan Inc. filed suit against the Company in the United States District Court for the Eastern District of Michigan, Southern Division. The suit alleges anti-trust claims based on a settlement agreement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer Inc. regarding nifedipine. The Company believes the suit is without merit and intends to vigorously defend its position.

     We are involved in various legal proceedings that are considered normal to our business. While it is not feasible to predict the ultimate outcome of such proceedings, it is the opinion of management that the ultimate outcome will not have a material adverse effect on the results of our operations or our financial position.



Item 4. Submission of Matters to a Vote of Security Holders

         None.



                                     PART II


Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters

     Our common stock is traded on the New York Stock Exchange under the symbol "MYL". The following table sets forth the quarterly high and low common share price information for the periods indicated:


         Fiscal 2001                           High     Low
         -----------                           ----     ---
         First quarter                        $32.25  $17.00
         Second quarter                        27.94   18.06
         Third quarter                         30.00   22.50
         Fourth quarter                        25.85   21.00

         Fiscal 2000
         First quarter                        $28.38  $21.63
         Second quarter                        30.31   17.06
         Third quarter                         25.63   17.19
         Fourth quarter                        30.00   22.50


     As of April 30, 2001, we estimate that there were approximately 72,792 holders of our common stock, including those who held in street or nominee name.

     We have paid dividends since April 1992. For both fiscal 2001 and 2000, we paid quarterly cash dividends of $.04 per common share.

Item 6. Selected Financial Data

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.


(in thousands, except per share data and notes)
Fiscal year ended March 31,                       2001                2000              1999            1998              1997
                                                  ----                ----              ----            ----              ----
Statements of Earnings:
  Net revenues                               $   846,696         $   790,145       $   721,123     $   555,423       $   440,192
  Cost of sales                                  464,521             369,377           339,342         288,290           259,666
                                               ---------           ---------         ---------       ---------         ---------
  Gross profit                                   382,175             420,768           381,781         267,133           180,526
  Operating expenses:
    Research and development                      64,385              49,121            61,843          46,278            42,633
    Selling and administrative                   151,212             148,688           122,468          96,708            79,948
    Acquired in-process research
      And development                                -                   -              29,000             -                 -
    Tentative litigation settlement              147,000                 -                 -               -                 -
                                               ---------           ---------         ---------       ---------         ---------
  Earnings from operations                        19,578             222,959           168,470         124,147            57,945
  Equity in (loss) earnings of Somerset           (1,477)             (4,193)            5,482          10,282            18,814
  Other income, net                               39,912              23,977            18,342          13,960            10,436
                                               ---------           ---------         ---------       ---------         ---------
  Earnings before income taxes                    58,013             242,743           192,294         148,389            87,195
  Provision for income taxes                      20,885              88,497            76,885          47,612            24,068
                                               ---------           ---------         ---------       ---------         ---------
  Net earnings                               $    37,128         $   154,246        $  115,409     $   100,777       $    63,127
                                               =========           =========          ========       =========         =========
Selected Balance Sheet data at March 31,
  Working capital                            $   588,037         $   598,976        $  475,398     $   379,726       $   323,942
  Total assets                                 1,465,973           1,341,230         1,206,661         847,753           777,580
  Long-term obligations                           23,345              30,630            26,827          26,218            32,593
  Total shareholders' equity                   1,132,536           1,203,722         1,059,905         744,465           659,740
Per common share data:
  Net earnings - diluted                     $       .29         $      1.18        $      .91     $       .82       $       .51
  Shareholders' equity - diluted             $      8.94         $      9.24        $     8.34     $      6.05       $      5.38
  Cash dividends declared and paid           $       .16         $       .16        $      .16     $       .16       $       .16
Weighted average common shares
  Outstanding - diluted                          126,749             130,224           127,156         123,043           122,727


In July 2000, we reached a tentative settlement with the Federal Trade Commission, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to pricing issues and raw material contracts on two of our products. As a result, we recognized a tentative litigation settlement charge of $147,000,000. Excluding the tentative settlement charge, net earnings for fiscal 2001 were $131,208,000, or $1.04 per basic and diluted share.

In June 2000, we completed the Stock Repurchase Program authorized and announced by the Board of Directors in April 1997. We repurchased 4,855,100 shares for $91,456,000 with cash provided from operating activities.

In October 1998, we acquired 100% of the common stock of Penederm Inc. (see Note 3 in the Notes to Consolidated Financial Statements). The Consolidated Statements of Earnings reflect Penederm's results of operations from the date of acquisition.

In fiscal 1998, net revenues included other income of $26,822,000 in connection with a supply agreement between Genpharm Inc. and Novopharm Limited (see Note 19 in the Notes to Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the fiscal 2001 Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this report. All references to fiscal years shall mean the twelve-month period ended March 31.


Overview

     Mylan Laboratories Inc. and its subsidiaries develop, manufacture, market and distribute generic and brand pharmaceutical products. The Generic Segment currently represents the largest portion of our business in terms of net revenues, gross profit, operating expenses and earnings from operations. However, we have been increasing our emphasis on brand products. Brand product net revenues as a percent of total net revenues were 17%, 15% and 12% in fiscal 2001, 2000 and 1999, respectively. Additionally, Brand Segment research and development expenses represented 27%, 20% and 5% of total research and development expenses in fiscal 2001, 2000 and 1999, respectively. Our focus on brand products will likely result in continued increases in Brand Segment research and development expenses, as well as increases in selling and administrative expenses to support new brand product sales.

     Generic pharmaceutical products are products that have demonstrated bioequivalence to a reference brand product. Generic product development follows an Abbreviated New Drug Application (ANDA) process as specified by the Food and Drug Administration (FDA). We experience significant competitive pressures in the marketplace which often result in price and volume erosion. We strive to take advantage of opportunities to maintain profit margins through the development or in-licensing of products. We try to attain a 'first to file' status through the ANDA process which may provide up to 180 days of market exclusivity from other generic competitors. Our primary customers for our generic products are wholesalers, warehousing chains, group purchasing organizations, distributors, institutions and governmental agencies. The competitive pressures, regulatory environment and the uncertainties of the development process provide significant potential for variations in net revenues and profitability.

     The Brand Segment consists of brand and branded generic products. Brand products generally provide for higher, sustainable gross profits due to their patent protection. Brand product development follows the FDA's New Drug Approval
(NDA) process that requires significantly more time and expense to complete.

     Brand products generally require significantly greater marketing expenses and the use of much larger sales forces in order to generate product awareness at the prescriber level. Brand products are generally sold through the same customers as the Generic Segment; however, brand product success is highly correlated with our ability to increase the number of prescriptions written and dispensed for a specific brand product. Although brand products generally provide higher margins for a longer time period, the rigors of the NDA process, competing technological changes, requisite marketing expenses and the need for a successful sales force effort provide significant uncertainties in our brand product efforts. There are certain products without patent protection that are marketed by our Brand Segment due to their established brand recognition or due to promotional sensitivity.

         The following table presents our results of operations for each of our business segments:

                                                               Fiscal                           Change
(in millions)                                      2001         2000        1999          2001         2000
                                                   ----         ----        ----          ----         ----

Consolidated:
  Net revenues                                   $ 846.7       $790.1      $721.1           7%          10%
  Gross profit                                     382.2        420.8       381.8          (9%)         10%
  Research and development                          64.4         49.1        61.8          31%         (21%)
  Selling and administrative                       151.2        148.7       122.5           2%          21%
  Pretax earnings                                   58.0        242.7       192.3         (76%)         26%

Generic Segment:
  Net revenues                                     701.4        667.8       638.1           5%           5%
  Gross profit                                     294.2        345.4       329.5         (15%)          5%
  Research and development                          47.2         39.2        58.7          20%         (33%)
  Selling and administrative                        38.8         44.9        44.7         (14%)          0%
  Segment profit                                   208.2        261.2       226.2         (20%)         15%

Brand Segment:
  Net revenues                                     145.3        122.3        83.0          19%           47%
  Gross profit                                      88.0         75.4        52.3          17%           44%
  Research and development                          17.2          9.9         3.1          74%          219%
  Selling and administrative                        65.7         49.9        34.2          32%           46%
  Segment profit                                     5.1         15.6        14.9         (67%)           5%

Corporate/Other Segment:
  Segment loss                                     $(155.3)     $(34.1)      $(48.8)      355%         (30%)


     Segment net revenues represent sales to unrelated third parties. Segment profit is pretax. For the Generic and Brand Segments, segment profit represents segment gross profit less direct research and development and selling and administrative expenses. Segment loss for Corporate/Other includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. In fiscal 2001, Corporate/Other includes the expense of $147.0 million for the tentative settlement with the FTC and related litigation (see
Note 19 in the Notes to Consolidated Financial Statements). In fiscal 1999, Corporate/Other includes expense of $29.0 million for acquired in-process research and development related to the Penederm acquisition (see Note 3 in the Notes to Consolidated Financial Statements).

Results of Operations

Fiscal 2001 compared to Fiscal 2000

     Net earnings for fiscal 2001, were $37.1 million, or $.29 per diluted share, compared to $154.2 million, or $1.18 per diluted share, for fiscal 2000. In June 2000, we reached a tentative settlement with the Federal Trade Commission, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to pricing issues and raw material contracts on two of our products (see Note 19 in the Notes to Consolidated Financial Statements). Excluding the $147.0 million before tax effect of the settlement, net earnings for fiscal 2001 were $131.2 million, or $1.04 per diluted share.

Net Revenues and Gross Profit

     Net revenues for fiscal 2001 were $846.7 million compared to $790.1 million for fiscal 2000, an increase of $56.6 million. The 7% increase in net revenues is attributable to increased net revenues for both our Generic and Brand Segments, with 59% or $33.6 million of the growth from the Generic Segment and 41% or $23.0 million of the increase contributed by the Brand Segment.

     Fiscal 2001 Generic Segment net revenues benefited from the addition of eight new products to our generic product line that resulted in aggregate net revenue increases of $22.9 million. Nifedipine, which we launched in late fiscal 2000 through a license and supply agreement, increased net revenues by $136.3 million in fiscal 2001 as compared to fiscal 2000. Additional net revenue increases were derived from sales of carbidopa/levodopa which increased by $36.9 million as compared to the prior year. The net revenue increase provided from these and other products was partially offset by reduced prices and volumes related to sales of lorazepam and clorazepate, which declined $82.7 million as compared to fiscal 2000. Other products for which we had increased prices in prior years had price and volume erosion that totaled $27.6 million in fiscal 2001 compared to fiscal 2000. We anticipate that we will experience pricing and volume pressure related to nifedipine due to the entry of another competitor in the latter part of fiscal 2001. Additional price and volume erosion related to lorazepam and clorazepate should not be a significant factor in future periods given the extent of past erosion and current sales levels.

     During the last week of March 2001, we launched buspirone HCl 15mg, which is indicated for the management of anxiety disorders or the short-term relief of the symptoms of anxiety. We are entitled to 180 days of exclusivity on this dosage strength through September 2001. We are currently litigating certain issues relating to buspirone (see Note 19 in the Notes to Consolidated Financial Statements).

     Brand Segment net revenue increases were largely the result of increases from clozapine, Kristalose(R), Digitek(R), Avita(R) and Mentax(R) as compared to fiscal 2000. No individual product represented a significant portion of the net revenue increase. The increases in net revenues were partially offset by a $6.0 million decrease in Zagam(R) sales due to product supply issues resulting from our contract supplier, as well as decreases in various nonpromoted brand products, including the wound and burn care product line. The Zagam(R) supply issues have impaired our ability to market this product. Consequently, we have reduced related inventories to net realizable value and written-off the related product license intangible.

     Gross profit for fiscal 2001 was $382.2 million, or 45% of net revenues, compared to $420.8 million, or 53% of net revenues, for fiscal 2000, a $38.6 million or 9% decrease. Generic Segment gross profit decreased largely due to both price and volume erosion on lorazepam and clorazepate, as well as decreases related to other products that also had price increases in prior years. These decreases, coupled with the lower gross profit resulting from contractual obligations associated with nifedipine, resulted in a lower overall generic gross profit in fiscal 2001. Brand Segment gross profit was also lower due to the absence of Zagam(R) sales, the $2.4 million write-down of Zagam(R) inventories and overall product sales mix.

Research and Development

     Research and development expenses for fiscal 2001 were $64.4 million, or 8% of net revenues, compared to $49.1 million, or 6% of net revenues in fiscal 2000. The increase of $15.3 million is primarily attributed to increased studies expenses for both generic and brand product development projects, as well as increased licensing expenses associated with joint development opportunities.

     Generic Segment research and development expenses increased $8.0 million to $47.2 million in fiscal 2001 compared to fiscal 2000. The increase was primarily due to milestone payments for in-licensed products and increased expenses due to biostudies and raw materials, as well as payroll and payroll related expenses.

     Brand Segment research and development expenses were $17.2 million in fiscal 2001, an increase of $7.3 million as compared to fiscal 2000. The increase was due largely to additional clinical trial expenses and milestone payments under product licensing arrangements. We anticipate that Brand Segment research and development expenses will continue to increase due to our emphasis on brand product research and development. In the latter part of fiscal 2001, we obtained the rights to develop and, upon FDA approval, to market nebivolol in the United States and Canada. The clinical development program and potential additional milestone payments related to nebivolol will significantly increase Brand Segment research and development in future periods.

     We are actively pursuing and are involved in joint development projects in an effort to broaden our scope of capabilities to market both generic and brand products. Many of these arrangements provide for payments by us upon the attainment of specified milestones. While these arrangements help to reduce our financial risk for unsuccessful projects, fulfillment of milestones or the occurrence of other obligations may result in fluctuations in research and development expenses.

Selling and Administrative

     Selling and administrative expenses for fiscal 2001 were $151.2 million, or 18% of net revenues, relatively unchanged compared to $148.7 million, or 19% of net revenues, in fiscal 2000. Generic Segment selling and administrative expenses were $38.8 million in fiscal 2001 which represented a $6.1 million decrease from the prior year. The decrease was primarily due to lower promotions, advertising and professional fee expenses.

     Brand Segment selling and administrative expenses increased $15.8 million to $65.7 million in fiscal 2001 compared to fiscal 2000. The increase was largely the result of a $7.8 million write-off of the Zagam(R) product license intangible. Additional increases were due to increased payroll and payroll related expenses, product sample expenses and expenses associated with our consolidation of the Brand Segment non-manufacturing operations. Future Brand Segment selling and administrative expenses are expected to increase to support new product introductions.

     Corporate administrative expenses for fiscal 2001 were $46.7 million compared to $53.9 million for fiscal 2000, a decrease of $7.2 million. Lower legal expenses accounted for most of the decrease.

Tentative Litigation Settlement

     In July 2000, we reached a tentative settlement with the Federal Trade Commission (FTC), States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to pricing issues and raw material contracts on two of our products. As a result, we recognized a litigation settlement charge of $147.0 million (see Note 19 in the Notes to Consolidated Financial Statements).

Equity in Loss of Somerset

     We own a 50% interest in Somerset Pharmaceuticals, Inc. (Somerset). Watson Pharmaceuticals, Inc. owns the remaining 50% interest. We account for our investment in Somerset using the equity method of accounting. Somerset is engaged in the manufacturing and marketing of Eldepryl(R)(selegiline), its sole commercial product which is used for the treatment of Parkinson's disease. Somerset also conducts research and development activities related to new indications and delivery technologies for selegiline and other products.

     Our portion of Somerset's losses in fiscal 2001 was $1.5 million compared to $4.2 million in fiscal 2000. The decrease in fiscal 2001 is primarily attributable to decreased research and development expenses. Our earnings may continue to be adversely affected by Somerset's efforts to develop and receive approval for a patented delivery system for an alternative indication for selegiline.

Other Income

     Other income for fiscal 2001 was $39.9 million compared to $24.0 million for fiscal 2000. The $15.9 million increase is primarily attributed to gains of $9.2 million and $4.4 million related to a settlement with American Bioscience, Inc. (see Note 19 in the Notes to Consolidated Financial Statements) and the sale of certain intangible assets, respectively.

     Other income recognized in fiscal 2001 also included income from our investment in a certain limited partnership of $14.9 million as compared to $15.4 million in fiscal 2000. Although, in fiscal 2001, we liquidated $52.2 million of this investment in an effort to reduce our exposure to market fluctuations in fiscal 2001, future performance of this investment is uncertain.

Income Taxes

     Our effective tax rate for fiscal 2001 was 36.0% compared to 36.5% for fiscal 2000. For future years, we believe the effective tax rate will remain relatively constant with potential opportunities for minimal decreases.


Fiscal 2000 Compared to Fiscal 1999

     Net earnings for fiscal 2000 were $154.2 million, or $1.18 per diluted share, compared to $115.4 million, or $.91 per diluted share, for fiscal 1999.

Net Revenues and Gross Profit

     Net revenues for fiscal 2000 were $790.1 million compared to $721.1 million for fiscal 1999. The $69.0 million or 10% increase is attributable to increased net revenues for both our Generic and Brand Segments, with 43% or $29.7 million of the growth from the Generic Segment and 57% or $39.3 million from the growth of the Brand Segment.

     In fiscal 2000, Generic Segment net revenues increased significantly due to the addition of 17 new products to our generic product line that resulted in aggregate net revenues of $42.6 million. Five of the 17 new products added in fiscal 2000 accounted for over 90% of the aggregate net revenues for new products. Products on which we had raised prices during the prior two fiscal years increased net revenues by $39.0 million compared to fiscal 1999. Net revenues also increased due to a 10% increase in volume. The net revenue increases were partially offset by price erosion on lorazepam and clorazepate, which declined $47.0 million, and other products, which declined $41.0 million.

     Net revenues for our Brand Segment increased 47% in fiscal 2000. The increase was primarily attributed to a full year of Penederm net revenues as opposed to a half-year of net revenues in fiscal 1999, the year of acquisition (see Note 3 in the Notes to Consolidated Financial Statements). The October 1998 acquisition of Penederm expanded our presence in one of our targeted markets, dermatology. Dermatology products accounted for approximately 38% of net revenues for our Brand Segment in fiscal 2000.

     Gross profit for fiscal 2000 was $420.8 million compared to $381.8 million for fiscal 1999, a $39.0 million or 10% increase. Gross profit as a percent of net revenues was 53% for both years. The increase in Generic Segment gross profit was primarily the result of new products and additional volume. The increase in Brand Segment gross profit was primarily attributed to the Penederm acquisition.

Research and Development

     Research and development expenses in fiscal 2000 were $49.1 million, or 6% of net revenues, compared to $61.8 million, or 9% of net revenues, in fiscal 1999. The $12.7 million decrease is primarily attributed to the Generic Segment as a result of an arbitration award in fiscal 1999 in which we recorded approximately $10.0 million in funding obligations.

Selling and Administrative

     Selling and administrative expenses in fiscal 2000 were $148.7 million, or 19% of net revenues, compared to $122.5 million, or 17% of net revenues, in fiscal 1999. This increase is primarily attributed to a full year of expenses in our Brand Segment related to Penederm in fiscal 2000 compared to only a half-year in fiscal 1999. Also contributing to the increase were amortization expense and increased payroll and payroll related expenses associated with the addition of direct sales representatives and customer support personnel. Corporate legal expenses also contributed to the increase, principally as a result of the continued FTC litigation initiated in December 1998.

In-Process Research and Development

     In connection with our acquisition of Penederm, we allocated $29.0 million of the purchase price to in-process research and development in fiscal 1999 (see
Note 3 in the Notes to Consolidated Financial Statements).

Equity in Loss of Somerset

     In fiscal 2000, we recognized a loss of $4.2 million on our investment in Somerset as compared to earnings of $5.5 million in fiscal 1999. The loss in fiscal 2000 resulted from lower sales due to increased generic competition in the market for Eldepryl(R) and increased research and development expenditures.

Other Income

     Other income in fiscal 2000 was $24.0 million compared to $18.3 million in fiscal 1999. Increasing interest rates and significantly higher cash and investment balances favorably impacted other income throughout fiscal 2000.

Income Taxes

     The effective tax rate in fiscal 2000 was 36.5% compared to 40.0% in fiscal 1999. Approximately 5% of the fiscal 1999 tax rate was the result of the $29.0 million charge for acquired in-process research and development associated with the Penederm acquisition which was not deductible for tax purposes.


Liquidity and Capital Resources

     Working capital was $588.0 million at March 31, 2001, compared to $599.0 million at March 31, 2000, and $475.4 million at March 31, 1999. Cash and cash equivalents were $229.2 million at March 31, 2001, compared to $203.5 million at March 31, 2000, and $189.8 million at March 31, 1999.

     Net cash provided from operating activities in fiscal 2001 was $67.0 million compared to $120.3 million in fiscal 2000 and $165.5 million in fiscal 1999. Net cash provided from operating activities in fiscal 2001 was adversely affected by the tentative litigation settlement charge of $147.0 million. Other items impacting net cash provided from operating activities in fiscal 2001 were increases in accounts receivable of $78.8 million, income tax benefit of $28.2 million and inventory of $17.2 million. Net cash provided from operating activities during fiscal 2001 was also impacted by depreciation and amortization of $42.4 million and increases in adjustments for accounts receivable related to estimated credits of $41.2 million, trade accounts payable of $30.9 million and accrued income taxes of $29.1 million.

     Net cash provided from investing activities totaled $70.6 million in fiscal 2001 compared to net cash used in investing activities of $73.9 million in fiscal 2000 and $54.9 million in fiscal 1999. The shift in fiscal 2001 was primarily related to the liquidation of $52.2 million of our interest in a limited partnership, net cash provided from purchases and sales of marketable securities of $37.8 million and proceeds from the sale of certain intangible assets of $12.8 million.

     Capital expenditures continue to be purchased with the funds generated from operating activities. Capital expenditures were $24.7 million for fiscal 2001 compared to $29.8 million and $18.8 million for fiscal 2000 and fiscal 1999. The funds in the current year were primarily used to complete a sales and administration building in Morgantown, West Virginia, and an addition to one of our generic manufacturing facilities in Puerto Rico. Capital expenditures in fiscal 2002 are anticipated to remain at approximately the same level as fiscal 2001 in order to continue our increase of capacity and innovation. Currently, we plan to dispose of three facilities: an administration facility in Sugar Land, Texas, a liquid pharmaceutical manufacturing facility and a warehouse, both in Largo, Florida.

     Financing activities during fiscal 2001 included repurchases of over 4.8 million shares of common stock, totaling $91.5 million. During fiscal years 2001, 2000 and 1999, we have paid cash dividends of $.16 per common share totaling $20.1 million, $20.7 million and $19.8 million, respectively. Proceeds from the exercise of stock options related to our stock option plans totaled $5.7 million, $3.6 million and $10.1 million in fiscal 2001, 2000 and 1999, respectively. We have made payments totaling $6.0 million, $15.7 million and $14.7 million in fiscal 2001, 2000 and 1999, respectively, on long-term obligations for product acquisitions entered into prior to fiscal 2001.

     In fiscal 2002, we believe that operating activities from the sale of our pharmaceutical products will be our principal source of cash. However, to provide us with additional operating leverage if needed, in March 2001, we entered into a one-year agreement with a commercial bank to establish a revolving line of credit up to $50.0 million (see Note 9 in the Notes to Consolidated Financial Statements). As of March 31, 2001, we did not have any outstanding borrowings under this line of credit.

     We believe that the acquisition of new products, as well as other companies, will play a strategic role in our growth. Consequently, to finance these acquisitions, we may incur additional indebtedness which would impact future liquidity and most likely subject us to various debt covenants.

     In connection with the tentative litigation settlement charge (see Note 19 in the Notes to Consolidated Financial Statements), we have an additional $12.0 million obligation to fund. If the tentative settlement is not given final court approval, the outcome of continued litigation of these cases could have a material adverse effect on our financial position and results of operations.

     In fiscal 2001, payments for state and federal income taxes decreased due to the lower taxable earnings resulting from the tentative litigation settlement charge of $147.0 million. Payments for state and federal income taxes are expected to significantly increase in fiscal 2002 to correlate with higher taxable earnings.


Recent Accounting Pronouncements

     In June 1998,  the  Financial  Accounting  Standards  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and hedging activities. It requires an entity to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delayed the required adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. We adopted the provisions of SFAS No. 133, as amended, effective April 1, 2001. We have concluded that there are no transition adjustments to record as of April 1, 2001, to reflect the adoption of SFAS No. 133, as amended.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. After giving consideration to the guidance provided by SAB No. 101, we have concluded that the cumulative effect adjustment for the implementation of SAB No. 101 is not material.


Fluctuating Results of Operations and Liquidity

     In the past, our results of operations have fluctuated on both an annual and a quarterly basis. These fluctuations have resulted from several timing factors, including, among others, new product approvals, new product launches, as well as those of our competitors, product and/or business acquisitions, litigation settlements and milestone payments related to in-licensing research and development projects.

     We believe we will continue to experience fluctuations in net revenues, gross profit, net earnings and liquidity. Such fluctuations will result from, among other things, the timing of regulatory approvals and market introduction of our new products, as well as those of our competitors, downward pricing pressure on products available from multiple approved sources and the timing of milestone payments related to in-licensing research and development projects.


Risk of Product Liability Claims

     The testing, manufacturing and marketing of pharmaceutical products subject the Company to the risk of product liability claims. The Company is a defendant in a number of product liability cases, none of which we believe will have a material adverse effect on our business, results of operations or financial condition. We believe that we maintain an adequate amount of product liability insurance, but no assurance can be given that our insurance will cover all existing and future claims or that we will be able to maintain existing coverage or obtain additional coverage at reasonable rates.


Forward-Looking Statements

     The statements set forth in this Annual Report concerning the manner in which we intend to conduct our future operations, potential trends that may impact future results of operations, and our beliefs or expectations about future operations are forward-looking statements. Our actual results could differ materially from those projected or suggested in any forward-looking statement due to various important factors, including, but not limited to, the following:

     Our results of operations have historically depended, and continue to depend, to a significant extent, on our ability to develop and bring to the market new generic products. Generally, following the expiration of patents and other market exclusivity periods, the first manufacturers to bring a generic product to the market achieve higher revenues and gross profits than competitors that subsequently enter the market. As additional manufacturers and distributors bring their own versions of a generic product to the market, prices, sales volume and profit margins typically decline, often precipitously. Furthermore, in recent years, we have increased prices on selected older generic products. As expected, these price increases have provided an incentive to other generic manufacturers to reenter the market for many of these products. Price deterioration can be expected on both our new generic products and older products on which we have raised prices. (See "Results of Operations - Net Revenues and Gross Profit.")

     Our periodic introduction of new generic products has historically enabled us to counterbalance eroding revenues and margins from older products. However, our results of operations for fiscal 2001 continued to be impacted by delays in our ability to introduce new generic products due to litigation initiated by branded manufacturers under the Waxman-Hatch Act to extend the exclusivity periods on drugs on which patents were expiring. The continuing failure of Congress and the courts to recognize and provide redress for the present abuses of the Waxman-Hatch Act could materially diminish the commercial success of new generic products we seek to introduce, resulting in both lower revenues and gross profits. In addition, the commercial success of new generic products could also be diminished as a result of the increasingly aggressive posture some branded companies have taken in seeking to extend the reach of patent protection on products on which the original patents have expired.

     We are seeking to strengthen our development of brand products. Obtaining approval from the FDA to market brand pharmaceutical products in the United States is a lengthy, complex and expensive process. Products that appear to be promising in the research laboratories may fail to survive the testing phase due to ineffectiveness or as a result of unforeseen side effects. Even if we are successful in obtaining approval for new products, no assurance can be given that such products will be accepted in the medical community as being effective as a treatment for indicated conditions. Furthermore, even if a product is highly effective as a treatment for indicated conditions, its commercial success may be adversely impacted by lower-priced alternatives or the more effective marketing campaigns of competitors.

     Our principal customers include wholesale drug distributors and major drug store chains. A continuation of the consolidation that has been experienced in these pharmaceutical distribution networks in recent years is likely to result in pricing pressures on pharmaceutical manufacturers.

     In July 2000, we entered into a tentative settlement (see Note 19 in the Notes to Consolidated Financial Statements) to settle actions brought by the Federal Trade Commission, the States Attorneys General from all states and the District of Columbia and private class action lawsuits filed on behalf of consumers and third party reimbursers involving anti-trust and anti-competition claims. Not included in the tentative settlement are other anti-trust cases principally involving direct purchasers and wholesalers. An unfavorable outcome in these or other material suits in which we are involved could have a potentially adverse effect on our financial position and results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk primarily from changes in market values on our investments in marketable debt and equity securities, including marketable securities owned indirectly through certain pooled asset funds. Market prices on debt securities generally bear an inverse relationship with changes in interest rates. We also invest in overnight deposits and money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature. We also invest in nonpublic securities, often in consideration of our strategic interests. We do not consider these investments to be market risk sensitive.

     We attempt to mitigate our exposure to market risk by assessing the relative proportion of our investments in cash and cash equivalents and the relatively stable and risk minimized returns available on such investments with the risks attendant to our investments in other debt and equity securities. Our objective in managing our exposure to changes in the market value of our investments in debt and equity securities is to balance the risk of the impact of such changes on earnings and cash flows with our expectations for investment returns. Our pooled asset funds and certain other investments in debt and equity securities are managed by professional portfolio managers. We were not a party to any forward or derivative option contracts related to interest rates or equity security prices during fiscal 2001 or 2000.

     The fair market value of our debt securities at March 31, 2001, was $46.0 million, of which $25.9 million had maturities of less than one year (the market values of which are generally less sensitive to interest rate fluctuations than is the case with longer term debt instruments). The fair market value of our equity securities at March 31, 2001, was $9.7 million. Such investments collectively represent 4% of our total assets as of March 31, 2001, and 20% of the aggregate value of debt and equity securities and cash and cash equivalents held by us at such date. Assuming an instantaneous 10% decrease in the market value of our debt and equity securities, the change in the aggregate fair market value of these securities would be $5.6 million.


Item 8. Financial Statements and Supplementary Data

                 Index to Consolidated Financial Statements and
                       Supplementary Financial Information

                                                                       Page
                                                                      ------

Consolidated Balance Sheets as of March 31, 2001, and 2000              37

Consolidated Statements of Earnings for the years ended
  March 31, 2001, 2000 and 1999                                         38

Consolidated Statements of Shareholders' Equity for the
  years ended March 31, 2001, 2000 and 1999                             39

Consolidated Statements of Cash Flows for the years ended
  March 31, 2001, 2000 and 1999                                         40

Notes to Consolidated Financial Statements                              41

Independent Auditors' Report                                            59

Supplementary Financial Information                                     60

Mylan Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

March 31,                                                           2001          2000
Assets
 Current assets:
  Cash and cash equivalents                                     $  229,183     $ 203,493
  Marketable securities                                             55,715        99,557
  Accounts receivable, net                                         232,599       197,760
  Inventories                                                      161,810       148,673
  Deferred income tax benefit                                       59,474        30,792
  Deposit - tentative litigation settlement                        135,000             -
  Other current assets                                               5,443         6,471
                                                               ------------  ------------
   Total current assets                                            879,224       686,746


  Property, plant and equipment, net                               168,396       168,000
  Intangible assets, net                                           296,181       332,142
  Investment in and advances to Somerset                            27,621        29,461
  Other assets                                                      94,551       124,881
                                                               ------------  ------------
Total assets                                                    $1,465,973    $1,341,230
                                                               ============  ============

Liabilities and shareholder' equity
 Liabilities
  Current liabilities:
   Trade accounts payable                                       $   48,928    $   17,981
   Income taxes payable                                             34,348         7,858
   Current portion of long-term obligations                          5,245         9,874
   Cash dividends payable                                            5,007         5,194
   Tentative litigation settlement                                 147,000             -
   Other current liabilities                                        50,659        46,863
                                                                ------------  ------------
    Total current liabilities                                      291,187        87,770

 Long-term obligations                                              23,345        30,630
 Deferred income tax liability                                      18,905        19,108
                                                                ------------  ------------
  Total liabilities                                                333,437       137,508

Shareholders' equity
 Preferred stock - par value $.50 per share
  Shares authorized:  5,000,000
  Shares issued:  none
 Common stock - par value $.50 per share
  Shares authorized:  300,000,000
  Shares issued:  130,689,762 in 2001 and 130,277,568 in 2000       65,345        65,139
 Additional paid-in capital                                        322,987       316,393
 Retained earnings                                                 840,741       823,570
 Accumulated other comprehensive earnings                            2,983         6,936
                                                                ------------  ------------
                                                                 1,232,056     1,212,038
 Less treasury stock - at cost
  Shares:  5,731,913 in 2001 and 893,498 in 2000                    99,520         8,316
                                                                ------------  ------------
 Total shareholders' equity                                      1,132,536     1,203,722
                                                                ------------  ------------
Total liabilities and shareholders' equity                      $1,465,973    $1,341,230

See Notes to Consolidated Financial Statements.


Mylan Laboratories Inc.
Consolidated Statements of Earnings
(in thousands, except per share data)

Fiscal year ended March 31,                                2001         2000            1999
                                                           ----         ----            ----
Net revenues                                            $ 846,696    $ 790,145       $ 721,123
Cost of sales                                             464,521      369,377         339,342
                                                        -----------   -----------     ----------
Gross profit                                              382,175      420,768         381,781

Operating expenses:
 Research and development                                  64,385       49,121          61,843
 Selling and administrative                               151,212      148,688         122,468
 Acquired in-process research and development                   -            -          29,000
 Tentative litigation settlement                          147,000            -               -
                                                         ----------   ----------      ----------
Earnings from operations                                   19,578       222,959        168,470

Equity in (loss) earnings of Somerset                      (1,477)       (4,193)         5,482
Other income, net                                          39,912        23,977         18,342
                                                         ----------   ----------      ----------
Earnings before income taxes                               58,013       242,743        192,294
Provision for income taxes                                 20,885        88,497         76,885
                                                         ----------   ----------      ----------
Net earnings                                             $ 37,128     $ 154,246      $ 115,409
                                                         ==========   ==========     ===========
Earnings per common share:
 Basic                                                   $   0.30     $    1.19      $   0.92
                                                         ==========   ==========     ===========
 Diluted                                                 $   0.29     $    1.18      $   0.91
                                                         ==========   ==========     ===========
Weighted average common shares outstanding:
 Basic                                                    125,788       129,220        125,584
                                                         ==========   ==========      ==========
 Diluted                                                  126,749       130,224        127,156
                                                         ==========   ==========      ==========
See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Consolidated Statements of Shareholders' Equity
(in thousands, except share and per share data)

                                                                      Accumulated
                                           Additional                     Other                                    Total
                                Common Stock     Paid-In  Retained  Comprehensive    Treasury Stock      Shareholders' Comprehensive
                              Shares   Amount   Capital   Earnings  Earnings (Loss) Shares     Amount       Equity       Earnings
                              ------   ------  ---------- --------  -------------- --------------------  ------------- -------------
April 1, 1998              123,050,172  $61,525  $92,405   $594,847     $1,570      (849,858)   $(5,882)   $744,465     $      -
Net earnings                         -        -        -    115,409          -             -          -     115,409      115,409
Net unrealized loss on
 marketable securities               -        -        -          -       (465)            -          -        (465)        (465)
Stock options exercised      1,013,313      507   16,916       (141)                 (85,270)    (2,642)     14,640            -
Reissuance of treasury stock         -        -        -          -          -        46,550        342         342            -
Cash dividend $.16
 per common share                    -        -        -    (20,112)         -             -          -     (20,112)           -
Penederm acquisition         5,905,029    2,952   202,674         -          -             -          -     205,626            -
                           -----------   ------  --------- ----------   --------    ----------   --------  ----------- ---------
March 31, 1999             129,968,514   64,984   311,995   690,003      1,105       (888,578)   (8,182)  1,059,905      114,944

Net earnings                         -        -         -   154,246          -              -         -     154,246      154,246
Net unrealized gain on
 marketable securities               -        -         -         -      5,831              -         -       5,831        5,831
Stock options exercised        309,054      155     4,398         -          -         (4,920)     (134)      4,419            -
Cash dividend $.16
 per common share                    -        -         -    (20,679)        -              -         -     (20,679)           -
                            ----------   -------  --------   --------   --------     ---------   -------  -----------    -------
March 31, 2000             130,277,568   65,139   316,393    823,570     6,936       (893,498)   (8,316)  1,203,722      160,077

Net earnings                         -        -         -     37,128         -              -         -      37,128       37,128
Net unrealized loss on
 marketable securities               -        -         -          -    (3,953)             -         -      (3,953)      (3,953)
Stock options exercised        412,194      206     6,492          -         -         (4,165)     (109)      6,589            -
Shares repurchased                   -        -         -          -         -     (4,855,100)  (91,456)    (91,456)           -
Reissuance of treasury shares        -        -       102          -         -         20,850       361         463            -
Cash dividend $.16
 per common share                    -        -         -    (19,957)        -              -         -     (19,957)           -
                           ------------  -------  --------  ---------   -------    -----------  -------- -----------    ---------
March 31, 2001             130,689,762   $65,345  $322,987  $840,741    $2,983     (5,731,913) $(99,520) $1,132,536      $33,175
                           ============  =======  ========  ========    =======    =========== ========= ===========     ========
See Notes to Consolidated Financial Statements.


Mylan Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

Fiscal year ended March 31,                                         2001                2000            1999
                                                                    ----                ----            ----
Cash flows from operating activities:
 Net earnings                                                     $37,128             $154,246        $115,409
 Adjustments to reconcile net earnings to net cash
  provided from operating activities:
   Depreciation and amortization                                   42,392               35,706          26,911
   Loss on disposal/sale of equipment                                 919                1,053           2,020
   Gain on sale of certain intangible assets                       (4,367)                   -               -
   Deferred income tax benefit                                    (28,222)             (23,267)        (10,314)
   Equity in loss (earnings) of Somerset                            1,477                4,193          (5,482)
   Cash received from Somerset                                        363                  460           1,089
   Adjustments to accounts receivable related to
    estimated credits                                              41,165                33,628         19,300
   Write-off of investments and intangibles to
    net realizable value                                           11,131                 9,450         11,519
   Tentative litigation settlement                                147,000                     -              -
   Tentative litigation settlement deposits                      (135,000)                    -              -
   Acquired in-process research and development                         -                     -         29,000
   Other noncash items                                            (10,044)               (3,224)       (12,165)
   Changes in operating assets and liabilities:
    Accounts receivable                                           (78,819)              (82,092)       (30,411)
    Inventories                                                   (17,203)               (9,534)        11,328
    Trade accounts payable                                         30,947                 5,839         (4,282)
    Income taxes                                                   29,064                11,389          8,549
    Other operating assets and liabilities, net                      (914)              (17,578)         2,998
                                                                  ----------           ----------      ---------
   Net cash provided from operating activities                     67,017               120,269        165,469
                                                                  ----------           ----------      ---------
Cash flows from investing activities:
 Capital expenditures                                             (24,651)              (29,841)       (18,756)
 Proceeds from partial liquidation of investment
  in limited partnership                                           52,207                     -              -
 Proceeds from sale of certain intangible assets                   12,800                     -              -
 Additions to other and intangible assets                          (7,520)              (23,779)        (7,915)
 Purchase of marketable securities                               (104,029)             (200,939)       (79,816)
 Proceeds from sale of marketable securities                      141,782               180,706         50,151
 Cash acquired net of acquisition costs                                 -                     -          1,396
                                                                 ----------            ----------     ----------
  Net cash provided from (used in) investing activities            70,589               (73,853)       (54,940)
                                                                 ----------            ----------     ----------
Cash flows from financing activities:
 Payments on long-term obligations                                 (5,987)              (15,696)       (14,740)
 Cash dividends paid                                              (20,144)              (20,663)       (19,833)
 Repurchase of common stock                                       (91,456)                    -              -
 Proceeds from exercise of stock options                            5,671                 3,587         10,137
                                                                 ----------             ---------     ---------
  Net cash used in financing activities                          (111,916)              (32,772)       (24,436)
                                                                 ----------             ---------     ---------
Net increase in cash and cash equivalents                          25,690                13,644         86,093
Cash and cash equivalents - beginning of year                     203,493               189,849        103,756
                                                                 ----------            ----------     ---------
Cash and cash equivalents - end of year                          $229,183              $203,493       $189,849

Cash paid during the year for:
 Interest                                                            $867                $1,418         $1,800
 Income taxes                                                     $20,052              $100,374        $78,650
                                                                 ==========           ===========     =========
See Notes to Consolidated Financial Statements.


Mylan Laboratories Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Operations

     Mylan Laboratories Inc. and its subsidiaries (the Company or Mylan) are engaged in the development, manufacture and distribution of pharmaceutical products for resale by others. The principal markets for these products are proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers, institutions, and public and governmental agencies within the United States (U.S.).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the parent and all its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents. Cash equivalents are composed of highly liquid investments with an original maturity of three months or less.

Marketable Securities. Marketable securities are classified as available for sale and are recorded at fair value based on quoted market prices, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive earnings as a component of shareholders' equity. Net gains and losses on sales of securities available for sale are computed on a specific security basis and included in other income. The carrying value of other financial instruments approximates their fair value based on other appropriate valuation techniques.

Concentrations of Credit Risk. Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments and accounts receivable. We perform ongoing credit evaluations of our customers and generally do not require collateral. Approximately 60% and 62% of the accounts receivable balances represent amounts due from four customers at March 31, 2001, and 2000. Total allowances for doubtful accounts were $5,049,000 and $3,614,000 at March 31, 2001, and 2000.

We invest our excess cash in deposits primarily with major banks and other high quality short-term liquid money market instruments (commercial paper, government and government agency notes and bills, etc.). These investments generally mature within twelve months. We maintain deposit balances at banks in excess of federally insured amounts.

Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Provision for potentially obsolete or slow moving inventory is made based on our analysis of inventory levels and future sales forecasts.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation, computed on a straight-line basis, is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (3 to 10 years for machinery and equipment and 15 to 39 years for buildings and improvements). Gains or losses from the sale of these assets are included in other income. Interest related to the construction of qualifying assets is capitalized as part of the construction cost, which totaled $614,000 and $1,108,000 for fiscal 2001 and 2000. No interest was capitalized in fiscal 1999.

Intangible Assets. Intangible assets are stated at cost less accumulated amortization. Amortization is provided on a straight-line basis over estimated useful lives ranging from 2 to 20 years. We periodically review the original estimated useful lives of assets and make adjustments when appropriate. Intangible assets are also periodically reviewed to determine recoverability by comparing carrying value to expected future cash flows. Adjustments are made in the event estimated undiscounted net cash flows are less than the carrying value.

Investments. Our investment in Somerset Pharmaceuticals, Inc. (Somerset) is accounted for using the equity method of accounting as the investment gives us the ability to exercise significant influence, but not control, over Somerset (see Note 5).

All other equity investments, which consist of investments for which we do not have the ability to exercise significant influence, are accounted for under the cost method and are included in other assets on the balance sheet. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

Revenue Recognition. We recognize revenue from product sales upon shipment to customers. Net revenues consist primarily of gross revenues less provisions for estimated discounts, rebates, price adjustments, returns, chargebacks, promotional and other potential adjustments. Accounts receivable are presented net of allowances relating to these provisions, which amounted to $118,377,000 and $77,212,000 at March 31, 2001, and 2000.

Two of our customers accounted for 14% and 11% of net revenues in fiscal 2001. Four of our customers accounted for 15%, 15%, 11% and 10% of net revenues in fiscal 2000 and three of our customers accounted for 15%, 14% and 11% of net revenues in fiscal 1999.

Research and Development. Research and development expenses are charged to operations as incurred.

Advertising  Costs.  Advertising  costs are expensed as incurred and amounted to
$7,250,000,   $6,063,000  and   $5,683,000  in  fiscal  2001,   2000  and  1999,
respectively.

Income Taxes. Income taxes have been provided for using an asset and liability approach in which deferred income taxes reflect the tax consequences on future years of events that we have already recognized in the financial statements or tax returns. Changes in enacted tax rates or laws will result in adjustments to the recorded tax assets or liabilities in the period that the new tax law is enacted.

Earnings per Common Share. Basic earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding for the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of stock options granted, excluding antidilutive shares, under our stock option plans (see Note 14).

     A reconciliation of basic and diluted earnings per common share is as follows:


(in thousands, except per share data)
Fiscal                                                 2001       2000      1999
--------                                               ----       ----      ----

Net earnings                                        $37,128   $154,246  $115,409
                                                    =======   ========  ========

Weighted average common shares outstanding          125,788    129,220   125,584
Assumed exercise of dilutive stock options              961      1,004     1,572
                                                    -------   --------  --------
Diluted weighted average common shares outstanding  126,749    130,224   127,156
                                                    =======   ========  ========
Earnings per common share:
   Basic                                            $   .30   $   1.19  $    .92
                                                    =======   ========  ========
   Diluted                                          $   .29   $   1.18  $    .91
                                                    =======   ========  ========


Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements, in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Reclassification. The presentation of certain prior year amounts has been reclassified to conform to the fiscal 2001 presentation.

In fiscal 2001, certain co-promotional expenses were reclassified from selling and administrative expenses to cost of sales. The reclassification had no impact on reported net earnings, earnings per share or shareholders' equity. Amounts previously reported and reclassified were $6,358,000 in fiscal 2001, $7,559,000 in fiscal 2000 and $2,496,000 in fiscal 1999. The effect of this reclassification was to reduce gross profit as a percent of net revenues and selling and administrative expenses as a percent of net revenues by approximately 1% or less in each year.

Fiscal Year. Our fiscal year ends on March 31. All references to fiscal year shall mean the twelve month period ended March 31.

Recent Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts and hedging activities. It requires an entity to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delayed the required adoption of SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment to SFAS No. 133. We adopted the provisions of SFAS No. 133, as amended, effective April 1, 2001. We have concluded that there are no transition adjustments to record as of April 1, 2001, to reflect the adoption of SFAS No. 133, as amended.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. After giving consideration to the guidance provided by SAB No. 101, we have concluded that the cumulative effect adjustment for the implementation of SAB No. 101 is not material.

Note 3. Acquisitions

     On October 2, 1998, we acquired 100% of the outstanding stock of Penederm Inc. (Penederm). Penederm primarily developed and marketed patented topical prescription products. The business combination has been accounted for under the purchase method of accounting. Payment of approximately $207,938,000 was made principally through the non-cash issuance of 5,905,029 shares of our common stock and the assumption of 877,367 stock options granted prior to the transaction. Goodwill and various intangible assets acquired totaled approximately $193,000,000 and are being amortized on a straight-line basis over periods not to exceed 20 years.

     We allocated a portion of the purchase price to in-process research and development (IPR&D). IPR&D represents ongoing acquired research and development projects which have not yet been approved by the Food and Drug Administration
(FDA) and would have no alternative future use. We used independent professional valuation consultants to assess and allocate values to IPR&D.

     Five IPR&D projects were acquired, of which two were significant to the IPR&D valuation. One project is for the treatment of inflammatory fungal conditions while the other project is for a nail antifungal product. In assessing the value to be allocated to only these two projects, it was estimated that they were 42% complete and would require approximately $9,100,000 of additional funding to complete. Estimated future cash flows for each project were discounted to their present value using a rate of 31%. These discounted cash flow projections were then adjusted by the estimated completion percentage for each project. The total value allocated to all IPR&D projects was $29,000,000.

     At the date of acquisition, we believed that the assumptions used in the valuation process were reasonable. No assurance can be given, however, that the underlying assumptions used in the valuation of these projects will be realized. Pharmaceutical product development has inherent risks in the formulation, manufacture, approval process and marketplace environment that could affect or prevent each of these projects from achieving commercial success.

     The results of Penederm's operations have been included in our Consolidated Statements of Earnings from the date of acquisition. Unaudited pro forma information assuming the acquisition had occurred on April 1, 1998, is as follows, excluding the one-time charge in fiscal 1999 of $29,000,000 relating to acquired IPR&D:

(in thousands, except per share data)                               1999
                                                                    ----
Net revenues                                                      $731,641
Net earnings                                                      $140,948
Earnings per common share - diluted                               $   1.08
Weighted average common shares outstanding - diluted               130,241

     The pro forma financial information is presented for comparative purposes only and does not purport to be indicative of the operating results or financial position that would have occurred had the acquisition been consummated at the beginning of the period presented, nor is such information necessarily indicative of the future operating results of the combined company after the acquisition.

     We have purchased various product and marketing rights, unrelated to the Penederm acquisition, with an aggregate purchase price of $12,250,000 in fiscal 2000, with no such purchases occurring in fiscal 2001. The purchase agreements require fixed payments and royalties on product sales in future periods (see
Note 10).

Note 4. Balance Sheet Components

         Selected balance sheet components consist of the following at March 31, 2001, and 2000:

(in thousands)                                             2001          2000
                                                           ----          ----
Inventories:
         Raw materials                                $   57,825      $  66,824
         Work in process                                  23,752         28,459
         Finished goods                                   80,233          3,390
                                                      ----------      ---------
                                                      $  161,810      $ 148,673
                                                      ==========      =========
Property, plant and equipment:
         Land and improvements                        $    9,154      $   7,560
         Buildings and improvements                      108,056         88,001
         Machinery and equipment                         165,192        151,308
         Construction in progress                          9,671         26,712
                                                      ----------      ---------
                                                      $  292,073      $ 273,581
         Less accumulated depreciation                   123,677        105,581
                                                      ----------      ---------
                                                      $  168,396      $ 168,000
                                                      ==========      =========
Other current liabilities:
         Payroll and employee benefit plan accruals   $   12,542      $  14,286
         Medicaid                                          8,216          8,151
         Legal and professional                            3,991          4,786
         Royalties                                         8,775          8,763
         Product license fees                              3,715          4,165
         Other                                            13,420          6,712
                                                      ----------      ---------
                                                      $   50,659      $  46,863
                                                      ==========      =========

Note 5. Investment in and Advances to Somerset

     We own 50% of the outstanding common stock of Somerset and use the equity method of accounting for our investment.

     Equity in loss/earnings of Somerset includes our 50% portion of Somerset's financial results and expense for amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are amortized over a period of 15 years. Amortization expense amounted to $924,000 in each of fiscal 2001, 2000 and 1999.

     In June 1997, Somerset was notified by the Internal Revenue Service (IRS) that it had initiated a challenge related to issues concerning Somerset's Internal Revenue Code Section 936 credit for tax years 1993 through 1995. In October 2000, this challenge was resolved when Somerset received a no change letter from the IRS for the three years ended December 31, 1995.

Note 6. Marketable Securities

     The amortized cost and estimated market values of marketable securities are as follows:

                                          Gross         Gross
(in thousands)             Amortized    Unrealized    Unrealized    Market
March 31, 2001                Cost        Gains        Losses       Value
--------------               ------     --------      --------      -----

Debt securities            $ 45,371     $    698      $    50    $ 46,019
Equity securities             5,762        4,684          750       9,696
                           --------     --------      -------    --------
                           $ 51,133     $  5,382      $   800    $ 55,715
                           ========     ========      =======    ========

March 31, 2000

Debt securities            $ 81,133    $    168       $   405    $ 80,896
Equity securities             7,753      11,508           600      18,661
                           --------    --------       -------    --------
                           $ 88,886    $ 11,676       $ 1,005    $ 99,557
                           ========    ========       =======    ========


     Maturities of debt securities at market value as of March 31, 2001, are as follows:

         (in thousands)
         Mature in one year or less                           $ 25,853
         Mature after one year through five years                3,387
         Mature after five years                                16,779
                                                              --------
                                                              $ 46,019

     Gross gains of $2,732,000, $4,504,000 and $942,000 and gross losses of $1,056,000, $1,414,000 and $205,000 were realized during fiscal 2001, 2000 and
1999, respectively. The cost of investments sold is determined by the specific identification method.

Note 7. Intangible Assets

     Intangible assets consist of the following components at March 31, 2001, and 2000:

         (in thousands)                      2001           2000
                                             ----           ----

         Patents and technologies         $ 120,739        $ 123,052
         License fees and agreements         38,671           49,911
         Maxzide(R)intangibles               69,666           69,666
         Goodwill                           128,008          128,008
         Other                               28,459           28,462
                                          ---------        ---------
                                          $ 385,543        $ 399,099
         Less accumulated amortization       89,362           66,957
                                          ---------        ---------
                                          $ 296,181        $ 332,142
                                          =========        =========

     The Maxzide(R) intangibles relate to trademark, tradedress and marketing rights. Other consists principally of an assembled workforce, non-compete agreements, customer lists and contracts.

     During fiscal 2001, we experienced product supply issues resulting from our contract supplier relating to our brand product Zagam(R), which significantly impaired our ability to effectively market the product. Accordingly, we reduced the carrying value of our product license intangible by $11,770,000 of which $7,770,000 was charged to selling and administrative and $4,000,000 was offset against the purchase liability.

     In  connection  with  certain  product  license  agreements,   we  recorded
intangible assets and the related obligations, in excess of amounts paid, of $2,250,000 in a noncash transaction in fiscal 2000.

Note 8. Other Assets

     Other assets consist of the following components at March 31, 2001, and 2000:

         (in thousands)                   2001              2000
                                          ----              ----

         Pooled asset funds             $ 29,065        $  60,839
         Cash surrender value             32,991           33,773
         Other investments                32,495           30,269
                                       ---------        ---------
                                        $ 94,551        $ 124,881
                                       =========        =========


     Pooled asset funds primarily include our interest in one limited partnership fund that consists of common and preferred stocks, bonds and money market funds. In fiscal 2001, we began to liquidate this fund in an effort to reduce the impact market fluctuations were having on our quarterly earnings. The total amount liquidated in fiscal 2001 was $52,207,000. Earnings on the pooled asset funds included in other income amounted to $14,855,000, $15,378,000 and $19,530,000 in fiscal 2001, 2000 and 1999, respectively. At March 31, 2001, and
2000, the carrying amounts of these investments approximated fair value.

     Cash surrender value is related to insurance policies on certain officers and key employees and the value of split dollar life insurance agreements with certain executive officers.

     Other investments are comprised principally of investments in non-publicly traded equity securities and are accounted for under the cost method. Management periodically reviews the carrying value of these investments for impairment. Adjustments of $2,670,000, $9,450,000 and $12,525,000 were made in fiscal 2001,
2000 and 1999, respectively, to reduce the carrying value of these investments to their estimated fair value and were recorded as reductions to other income.

Note 9. Revolving Line of Credit

     In March 2001, we entered into an agreement with a commercial bank to establish a revolving line of credit. This one-year line of credit allows the Company to borrow up to $50,000,000 on an unsecured basis, at a monthly adjusted rate of 0.75% per annum (1.25% per annum should the balance of our trust account be less than $50,000,000) in excess of the 30-day London InterBank Offered Rate (LIBOR). The agreement does not contain any significant financial debt covenants. At March 31, 2001, we had no outstanding borrowings under this line of credit.

Note 10. Long-Term Obligations

     Long-term obligations include accruals for deferred compensation pursuant to agreements with certain key employees and directors of approximately $16,512,000 and $15,400,000 at March 31, 2001, and 2000. Under these agreements, benefits are to be paid over periods of 10 to 15 years commencing at retirement.

     Our obligation related to our 10.5% senior promissory notes was $2,000,000 and $3,000,000 at March 31, 2001, and 2000. The final payment of $2,000,000 is due in July 2001. At March 31, 2001, and 2000, we were in compliance with all of our debt covenants.

     The present value of our obligations for product acquisitions was $3,142,000 at March 31, 2001, and $11,121,000 at March 31, 2000. Future
payments, including minimum royalty payments for these agreements, will be approximately $3,250,000 in fiscal 2002.

     In fiscal 2000, we recorded $9,238,000 in deferred revenue relating to a license and supply agreement. Revenue recognized in fiscal 2001 relating to this agreement was $3,393,000. At March 31, 2001, the balance remaining was $5,845,000 and such amount will be recognized ratably over the next one and a half years.

Note 11. Income Taxes

     Income taxes consist of the following components:

(in thousands)
Fiscal year ended March 31,           2001              2000           1999
---------------------------           ----              ----           ----

Federal:
         Current                   $  45,463        $  97,957        $  77,546
         Deferred                    (26,100)         (21,596)          (9,617)
                                   ---------        ---------        ---------
                                   $  19,363        $  76,361        $  67,929
State:
         Current                   $   3,772        $  13,807        $   9,653
         Deferred                     (2,250)          (1,671)            (697)
                                   ---------        ---------        ---------
                                   $   1,522        $  12,136        $   8,956
                                   ---------        ---------        ---------
Income taxes                       $  20,885        $  88,497        $  76,885
                                   =========        =========        =========

Pre-tax earnings                   $  58,013        $ 242,743        $ 192,294
                                   =========        =========        =========
Effective tax rate                      36.0%            36.5%            40.0%
                                   =========        =========        =========

     Temporary differences and carryforwards that give rise to the deferred tax assets and liabilities are as follows:

(in thousands)
March 31,                                                 2001        2000
---------                                                 ----        ----

Deferred tax assets:
         Employee benefits                              $10,239     $ 6,651
         Contractual agreements                           8,924       7,964
         Intangible assets                                5,450       2,043
         Asset allowances                                47,500      31,241
         Inventories                                      3,844       1,084
         Investments                                      7,802      10,481
         Tax loss carryforwards                           8,773      12,708
         Tax credit carryforwards                         5,813       5,596
         Other                                              146        --
                                                        -------     -------
           Total deferred tax assets                    $98,491     $77,768
                                                        -------     -------
Deferred tax liabilities:
         Plant and equipment                            $ 9,917     $11,017
         Intangible assets                               39,287      41,205
         Investments                                      8,718      13,862
                                                        -------     -------
           Total deferred tax liabilities               $57,922     $66,084
                                                        -------     -------
Deferred tax asset, net                                 $40,569     $11,684
                                                        =======     =======

Classification in the consolidated balance sheets:
         Deferred income tax benefit - current          $59,474     $30,792
         Deferred income tax liability - noncurrent      18,905      19,108
                                                        -------     -------
Deferred tax asset, net                                 $40,569     $11,684
                                                        =======     =======


     Deferred tax assets relating to net operating loss carryforwards and research and development tax credit carryforwards were acquired in fiscal 1999 with the acquisition of Penederm. Current and future utilization of these assets is subject to certain limitations set forth in the Internal Revenue Code. In fiscal 2001, we utilized approximately $10,709,000 of the acquired net operating loss carryforwards to reduce our current tax liability by approximately $3,748,000. As of March 31, 2001, we have approximately $24,124,000 of acquired federal tax loss carryforwards remaining which expire in fiscal years 2010 through 2013 and $2,151,000 of acquired federal tax credit carryforwards which expire in fiscal years 2002 through 2013.

     We also have $1,800,000 of current year federal research and development tax credits that are deferred until fiscal 2002 based upon recent tax law changes. A $1,680,000 tax credit against Puerto Rican local income tax is also available for future years.

     A reconciliation of the statutory tax rate to the effective tax rate is as follows:

Fiscal year ended March 31,                        2001       2000       1999
---------------------------                        ----       ----       ----

Statutory tax rate                                 35.0%      35.0%      35.0%
IPR&D                                                -          -         5.3%
State and local income taxes, net                   2.4%       3.1%       3.1%
Nondeductible amortization                          4.0%       1.0%       0.8%
Tax exempt earnings, primarily dividends             -          -        (1.1%)
Tax credits                                        (6.5%)     (2.7%)     (2.6%)
Other items                                         1.1%       0.1%      (0.5%)
                                                    ----       ----       ----
Effective tax rate                                 36.0%      36.5%      40.0%
                                                   =====      =====      =====


     Tax credits result principally from our operations in Puerto Rico and from qualified research and development expenditures including orphan drug research. State income taxes are shown net of the federal deduction benefit. Local income tax is primarily income tax paid to Puerto Rico.

     Our operations in Puerto Rico benefit from Puerto Rican incentive grants which partially exempt us from income, property and municipal taxes. In fiscal 2001, a new tax grant was negotiated with the Government of Puerto Rico extending our tax incentives until fiscal year 2010. As a result of this new grant, fiscal 2001 earnings, as well as future earnings, are not subject to tollgate tax upon repatriation to the U.S. In fiscal 2001, approximately $109,000,000 of cash was repatriated from Puerto Rico to the U.S. Prepaid tollgate tax of $1,508,000 was credited to the Government of Puerto Rico to cover the tax due upon this repatriation. Under Section 936 of the U.S. Internal Revenue Code, Mylan is a "grandfathered" entity and is entitled to the benefits under such statute until fiscal 2006.

     Our federal income tax returns have been audited by the IRS through fiscal 1996.

Note 12. Preferred Stock

     In fiscal 1985, the Board of Directors authorized 5,000,000 shares of $.50 par value preferred stock. No shares of the preferred stock have been issued.

Note 13. Common Stock

     In April 1997, the Company's Board of Directors authorized a Stock Repurchase Program under which the Company may repurchase up to 5,000,000 shares of our outstanding common stock. In fiscal 2001, we completed the Stock Repurchase Program. We repurchased 4,855,100 shares on the open market for $91,456,000.

     On August 23, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan (the Rights Plan). The Rights Plan was adopted to provide our Board of Directors with sufficient time to assess and evaluate any takeover bid and explore and develop a reasonable response. Effective November 8, 1999, the Rights Plan was amended to eliminate the special rights held by continuing directors. The Rights Plan will expire on September 5, 2006, unless a triggering event has occurred.

Note 14. Stock Option Plans

     On January 23, 1997, the Board of Directors adopted the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan (the Plan), as amended, which was approved by the shareholders on July 24, 1997. Under the Plan, we may grant up to 10,000,000 shares of the Company's common stock to officers, employees, and nonemployee consultants and agents as either incentive stock options or nonqualified stock options. Options, which may be granted at not less than fair market value on the date of the grant, may be exercised within ten years from the date of grant. Nonqualified stock options generally vest on the date of grant. Incentive stock options granted primarily have the following vesting schedule: 25% two years from the date of grant, 25% at the end of year three and the remaining 50% at the end of year four. As of March 31, 2001, 4,301,850 shares are available for future grants.

     On June 23, 1992, the Board of Directors adopted the 1992 Nonemployee Director Stock Option Plan (the Directors' Plan) which was approved by the shareholders on April 7, 1993. A total of 600,000 shares of the Company's common stock are reserved for issuance upon exercise of stock options which may be granted at not less than fair market value on the date of grant. Options may be exercised within ten years from the date of grant. As of March 31, 2001, 360,000 shares have been granted pursuant to the Directors' Plan.

     Additional stock options are outstanding from the expired 1986 Incentive Stock Option Plan and other plans acquired through acquisitions.

     The following table summarizes the activity resulting from all stock option plans:

                                                                Weighted average
                                           Number of shares      exercise price
                                               under option         per share
                                           ----------------     ----------------
Outstanding as of April 1, 1998                3,616,486        $   13.96
         Options acquired - Penederm             877,367            15.30
         Options granted                         186,500            19.74
         Options exercised                    (1,013,313)           12.16
         Options cancelled                      (117,886)           16.96
                                              -----------
Outstanding as of March 31, 1999               3,549,154            15.11
         Options granted                       1,410,100            25.50
         Options exercised                      (309,054)           12.04
         Options cancelled                       (53,419)           18.34
                                              -----------
Outstanding as of March 31, 2000               4,596,781            18.44
         Options granted                       3,255,700            24.38
         Options exercised                      (412,194)           13.06
         Options cancelled                      (260,699)           24.40
                                              -----------
Outstanding as of March 31, 2001               7,179,588            21.23
                                              ===========

         The following table summarizes information about stock options outstanding as of March 31, 2001:

                           Options outstanding              Options exercisable
Range of exercise      Number    Average    Average          Number   Average
price per share      of shares    life(1)   price(2)       of shares  price(2)
---------------      ---------    -------   --------       ---------  --------

$   1.18 - $ 12.32    1,083,301          1.53  $ 11.79      1,083,301  $ 11.79
   14.75 -   18.20    1,262,717          6.34    16.88      1,054,967    16.88
   18.50 -   22.52    1,247,217          8.38    21.25        996,217    21.03
   22.88 -   24.69    1,568,800          9.27    24.02         63,001    22.96
   24.82 -   26.19    1,067,971          8.93    25.94         61,571    25.09
   27.25 -   30.15      949,582          9.23    27.85        149,582    28.57
                      ---------                               -------

$   1.18 - $ 30.15    7,179,588          7.38    21.23      3,408,639    17.25

(1) Weighted average contractual life remaining in years.
(2) Weighted average exercise price per share.

     At March 31, 2001, options were exercisable for 3,408,639 shares at a weighted average exercise price of $17.25 per share. The corresponding amounts were 2,623,182 shares at $14.76 per share at March 31, 2000, and 2,665,904 shares at $14.12 per share at March 31, 1999.

     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for our stock option plans under the intrinsic-value-based method as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for our existing employee and non-employee director stock option plans. If we had elected to recognize compensation costs based on the alternative fair-value-based method prescribed by SFAS No. 123, net earnings and earnings per share (on both a basic and diluted basis) would have been reduced by $11,308,000, or $.09 per share, $1,430,000, or $.01 per share and $1,613,000 or $.01 per share for fiscal 2001, 2000 and 1999, respectively.

     The fair value of options granted in fiscal 2001, 2000 and 1999, using the Black-Scholes option pricing model, and the assumptions used are as follows:

                                             2001          2000       1999
                                             ----          ----       ----

Volatility                                       36%         34%         42%
Risk-free interest rate                         5.5%        6.2%        5.0%
Dividend yield                                  0.6%        0.6%        1.0%
Expected term of options (in years)             5.8         5.2         5.2
Weighted average fair value               $    9.99   $    9.93   $    9.37

     Certain stock option transactions result in a reduction of income taxes payable and a corresponding increase in additional paid-in capital. The amounts for the years ended March 31, 2001, 2000, and 1999 were $1,100,000, $719,000 and
$4,302,000, respectively.

     In consideration for the exercise of stock options, we received and recorded into treasury stock 4,165 shares valued at $109,000 in fiscal 2001, 4,920 shares valued at $134,000 in fiscal 2000 and 85,270 shares valued at $2,642,000 in fiscal 1999.

Note 15. Employee Benefits

     We maintain profit sharing and 401(k) retirement plans covering essentially all of our employees.

     Contributions to the profit sharing component of the retirement plans are made at the discretion of the Board of Directors. Contributions to the 401(k) plans are based upon employee contributions or service hours. Total employer contributions to all plans for fiscal 2001, 2000 and 1999 were $4,784,000, $6,342,000 and $4,776,000, respectively.

     In fiscal 1999, we adopted a plan covering substantially all of our employees to provide for limited reimbursement of supplemental medical coverage. The plan provides benefits to employees retiring after April 5, 1998, who meet minimum age and service requirements. We have provided for the costs of these benefits, which are not material. The future obligation related to these benefits is insignificant.

     We provide supplemental life insurance benefits to certain management level employees. Such benefits require annual funding and may require accelerated funding in the event that we would experience a change in control.

Note 16. Segment Reporting

     We have two reportable operating segments, our Generic Segment and Brand Segment, based on differences in products, marketing and regulatory approval. Additionally, we have the Corporate/Other Segment which includes general and administrative expenses, such as legal expenditures, IPR&D, litigation settlements and goodwill amortization, reduced by non-operating income.

     Generic pharmaceutical products are therapeutically equivalent to a brand name product and marketed to pharmaceutical wholesalers and distributors, drug store chains, group purchasing organizations, institutions and governmental agencies. These products are approved for distribution by the FDA through the Abbreviated New Drug Application (ANDA) process.

     Brand pharmaceutical products are generally, when new, patent protected products marketed directly to health care professionals by a single provider. These products are generally approved by the FDA primarily through the New Drug Application process. Our Brand Segment also includes off-patent brand products which have prescriber and customer loyalties and brand recognition, as well as branded generics that are sensitive to promotion.

     The accounting policies of the operating segments are the same as those described in Note 2. The following table presents segment information for the fiscal years identified. For the Generic and Brand Segments, segment profit represents segment gross profit less direct research and development and selling and administrative expenses. Generic and Brand Segment assets include property, plant and equipment, trade accounts receivable, inventory and intangible assets other than goodwill. Corporate/Other Segment assets include consolidated cash and cash equivalents, marketable securities, our investment in Somerset and other assets, goodwill and all income tax related assets.

     The following table provides a reconciliation of segment information to total consolidated information:

                                                                                                        Corporate/
                                       Fiscal      Generic           Brand             Other           Consolidated
(in thousands)                         ------    ------------    ------------         -----------      ---------------
Net revenues                            2001     $ 701,435        $ 145,261         $       -         $   846,696
                                        2000       667,808          122,337                 -             790,145
                                        1999       638,122           83,001                 -             721,123

Segment profit (loss)                   2001       208,186            5,076          (155,249)             58,013
                                        2000       261,238           15,630           (34,125)            242,743
                                        1999       226,153           14,941           (48,800)            192,294

Property, plant and equipment
additions                               2001        18,883            5,231               537              24,651
                                        2000        24,418            5,168               255              29,841
                                        1999        13,570            4,087             1,099              18,756

Depreciation and
Amortization                            2001        19,772           16,037             6,583              42,392
                                        2000        12,919           15,540             7,247              35,706
                                        1999        11,452           10,246             5,213              26,911

At March 31,
Segment assets                          2001     $ 627,502        $ 249,401         $ 589,070         $ 1,465,973
                                        2000       464,277          259,196           617,757           1,341,230
                                        1999       396,293          257,860           552,508           1,206,661

Note 17.  Commitments

     We have entered into various product licensing agreements. In some of these arrangements, we provide funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. In the event all projects are successful, milestone payments totaling $22,000,000 would be paid over the next 5 years.

     We have entered into employment agreements with certain executives that provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

     We entered into an agreement with an investment advisor, which has since been terminated. Under the terms of the agreement, the former investment advisor may allege a claim of $12,000,000 upon the consummation of certain business combinations occurring within a limited period from the termination date.

     In July 2000, we entered into a three-year agreement, as amended, with an outside consultant. The consultant received 100,000 vested stock options, a monthly fee, the potential for a performance bonus, as well as indemnification. Additionally, under this agreement, we may be liable to pay such consultant a fee equal to one-tenth of one percent of the aggregate value of any major business combination for which the consultant participated or provided services. We estimate approximately $1,200,000 will be recognized over the remaining term of the agreement.

     In October 2000, we entered into a seven-year operating lease, effective March, 2001, for an administrative and research and development facility in Raleigh, North Carolina, with an average annual payment of $1,500,000.

Note 18.  Related Parties

     A director of the Company is the chief executive officer of a bank in which the Company had on deposit $10,557,000 in a money market account at March 31, 2001. Subsequent to year-end, the deposit was reduced to $4,500,000.

     An officer of the Company is the principal owner and officer of a company that provides services relating to biostudies performed by the Company. Under the terms of the agreement, the Company is required to provide a first right of refusal to perform the designated services related to competitive bids for such services. The agreement also provides for a payment of a minimum monthly fee of $125,000 to be applied to the services performed. The agreement expires in fiscal 2010. The officer is also a director of a company that performs registry services for a product marketed by the Company. The agreement provides for the reimbursement of services on a cost plus basis and expires in fiscal 2006, unless previously terminated. The officer is also an investor in a company that provides on-site medical units to certain subsidiaries and whose son is a principle officer. Total expenses for all the services provided under these related party arrangements were $9,405,000, $7,272,000 and $7,411,000 in fiscal 2001, 2000 and 1999, respectively.

Note 19. Contingencies

     We had an agreement with Genpharm whereby we benefited from the sale of ranitidine tablets by Novopharm under a separate agreement between Genpharm and Novopharm. Based on an independent audit, Genpharm initiated a lawsuit against Novopharm to resolve contract interpretation issues and collect additional funds due. In response to Genpharm's suit, Novopharm filed counterclaims against both Genpharm and the Company. In March 2001, the Company, Genpharm and Novopharm reached a settlement dismissing all claims between the parties.

     In June 1998, we filed suit against American Bioscience, Inc. (ABI), American Pharmaceutical Partners, Inc. (APP) and certain of their directors and officers. Our suit sought various legal and equitable remedies. In June 1999, the defendants filed their answer and a cross-complaint against the Company. The cross-complaint sought unspecified compensatory and punitive damages.

     In August 2000, we entered into a settlement agreement with ABI, APP and certain of their directors and officers. The settlement resulted in the resolution of all differences, disputes and claims raised in the complaint and cross-complaint mentioned above. Upon settlement, we received $5,000,000 from ABI for our equity investment in VivoRx, Inc. In December 2000, as required under the terms of the settlement, we received payment from ABI for the transfer to ABI of ABI's common stock owned by us. This payment has been included in other income, net of expenses, in the amount of $9,200,000.

     The Company was involved in a dispute with KaiGai Pharmaceuticals, Co. Ltd. (KaiGai) relating to a license and supply contract which both parties claim was breached. KaiGai sought damages in excess of $20,000,000. The dispute was subject to binding arbitration, and in November 1999, the arbitration panel denied KaiGai's request for damages. KaiGai appealed the award to the United States District Court for the Central District of California. In July 2000, our motion to dismiss KaiGai's appeal was granted.

     In December 1998, the FTC filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two drugs.

     The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company had agreed to indemnify these parties. The Company is a party to other suits filed in the same court involving the Attorneys General from all states and the District of Columbia and more than 25 putative class actions that allege the same conduct alleged in the FTC suit, as well as alleged violations of state antitrust and consumer protection laws.

     The relief sought by the FTC includes an injunction barring the Company from engaging in the challenged conduct, recision of certain agreements and disgorgement in excess of $120,000,000. The states and private parties seek similar relief, treble damages and attorneys' fees. The Company's motions to dismiss several of the private actions were granted.

     In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC and the States Attorneys General regarding raw material contracts for lorazepam and clorazepate. The Company has agreed to pay $100,000,000 plus up to $8,000,000 in attorneys' fees incurred by the States Attorneys General. Based on the FTC commissioners' approval of the tentative settlement with the FTC and States Attorneys General, in December 2000, the Company placed into escrow $100,000,000. Settlement papers have been executed and filed by the parties. The court has preliminarily approved the tentative settlement. Under the court's current schedule, a hearing with respect to final approval is scheduled for November 29, 2001.

     In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts and circumstances at issue in the FTC and States Attorneys General cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to $4,000,000 in attorneys' fees incurred by counsel in the consumer actions. Based on the FTC commissioners' approval of the tentative settlement with the FTC and States Attorneys General, in March 2001, the Company placed into escrow $35,000,000. The tentative settlement has been preliminarily approved by the court. Under the court's current schedule, a hearing with respect to final approval is scheduled for November 29, 2001.

     In total, the Company has agreed to pay up to $147,000,000 to settle these actions brought by the FTC, States Attorneys General, and certain private parties (Tentative Settlement). The Tentative Settlement also includes three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in this Tentative Settlement principally involve alleged direct purchasers such as wholesalers and distributors.

     The Company believes that it has meritorious defenses, with respect to the claims asserted, in those anti-trust suits which are not part of the Tentative Settlement and will vigorously defend its position. However, an adverse result in these cases, or if the Tentative Settlement is not given final approval by the court, the outcome of continued litigation of these cases could have a material adverse effect on the Company's financial position and results of operations.

     A qui tam action was also commenced by a private party in the U.S. District Court for the District of South Carolina purportedly on behalf of the United States alleging violations of the False Claims Act and other statutes. In January 2001, the District Court granted the Company's motion to dismiss. The time for filing an appeal has lapsed.

     In addition to these cases, in January 1999, a class action suit was filed by Frank Ieradi on behalf of himself and other similarly situated shareholders in the U.S. District Court of the Western District of Pennsylvania. In this suit, the plaintiff alleged violations of federal securities laws by the Company and certain of its current and former directors and officers and asked for compensatory damages in an unspecified amount. In December 1999, the U.S. District Court of the Western District of Pennsylvania granted the Company's motion to dismiss the case. In August 2000, the U.S. Court of Appeals for the Third Circuit affirmed the decision of the District Court. No further appeal of this case has been taken.

     The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company had filed the appropriate certifications relating to the patents then listed in the Orange Book for this product. On November 21, 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. On November 30, 2000, the Company filed suit against the FDA and BMS in the United States District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company posting a bond in the amount of $25,000,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the court of appeals, the FDA granted approval for the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company commenced marketing and selling the product in March 2001. BMS appealed the preliminary injunction order to both the Court of Appeals for the Federal Circuit and the Court of Appeals for the District Court of Columbia Circuit. The Federal Circuit is hearing the appeal on an expedited basis.

     The Company is involved in three other suits related to the buspirone ANDAs. In November 2000, the Company filed suit against BMS in the United States District Court for the Northern District of West Virginia. The suit seeks a declaratory judgement of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the United States District Court for the District of Vermont and also in the United States Court for the Southern District of New York. In each of these cases, BMS asserts the Company infringes BMS' recently issued patent and seeks to rescind FDA approval of the Company's 15mg ANDA and to block approval of the 5mg, 10mg and 30mg strengths. It is expected that BMS will seek to recover damages equal to the profits it has lost as a result of the Company's sales of this product. While the suits are in the early stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's operations and/or financial position.

     In February 2001, Biovail Corporation (Biovail) filed suit against the Company and Pfizer Inc. (Pfizer) in United States Federal District Court for the Eastern District of Virginia alleging anti-trust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to United States Federal District Court for the Northern District of West Virginia, which was granted. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's operations and/or financial position.

     We are involved in various legal proceedings that are considered normal to our business. While it is not feasible to predict the ultimate outcome of such proceedings, it is the opinion of management that the ultimate outcome will not have a material adverse effect on the results of our operations or our financial position.

Mylan Laboratories Inc.
Independent Auditors' Report



Board of Directors and Shareholders
Mylan Laboratories Inc.:


     We have  audited  the  accompanying  consolidated  balance  sheets of Mylan
Laboratories Inc. and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Laboratories Inc. and subsidiaries as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.






Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 8, 2001
















Mylan Laboratories Inc.
Supplementary Financial Information

Quarterly Financial Data
(in thousands, except per share data and notes)

                            1st        2nd       3rd        4th
                        Quarter(1)  Quarter    Quarter    Quarter   Year(2)
                       ----------   -------    -------   --------   -------
Fiscal 2001
Net revenues            $167,255    $207,555   $223,238  $248,648  $846,696
Gross profit              73,753      93,996    102,268   112,158   382,175
Net earnings             (76,089)     33,509     37,645    42,062    37,128

Earnings per share:
  Basic                 $   (.59)   $    .27   $    .30  $    .34  $    .30
  Diluted               $   (.59)   $    .27   $    .30  $    .33  $    .29
Share prices(3)
  High                  $   32.25   $  27.94   $  30.00  $  25.85  $  32.25
  Low                   $   17.00   $  18.06   $  22.50  $  21.00  $  17.00

Fiscal 2000
Net revenues            $ 177,095   $194,489   $203,877  $214,684  $790,145
Gross profit               95,319    109,057    108,613   107,779   420,768
Net earnings               31,953     37,066     40,434    44,793   154,246

Earnings per share:
  Basic                 $     .25   $    .29   $    .31  $    .35  $   1.19
  Diluted               $     .25   $    .28   $    .31  $    .34  $   1.18
Share prices
  High                  $   28.38   $  30.31   $  25.63  $  30.00  $  30.31
  Low                   $   21.63   $  17.06   $  17.19  $  22.50  $  17.06

(1) In July 2000, we reached a tentative settlement with the Federal Trade Commission, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to pricing issues and raw material contracts on two of our products. As a result, we recognized a tentative litigation settlement charge of $147,000,000. Excluding the tentative settlement charge, net earnings for fiscal 2001 were $131,208,000, or $1.04 per basic and diluted share.

(2) The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

(3)  New York Stock Exchange symbol: MYL


For the quarter ended March 31, 2001, certain co-promotional expenses were reclassed from selling and administrative expenses to cost of sales. The effect of this reclass was to reduce gross profit and selling and administrative expenses for each of the prior quarters presented above. The amounts reclassed are as follows:

                          1st     2nd      3rd      4th
                        Quarter Quarter  Quarter  Quarter    Year
                        ------- -------  -------  -------   ------
Fiscal 2001             $ 1,223 $ 2,313  $ 2,822  $     -  $ 6,358
Fiscal 2000                 928   1,755    2,539    2,337    7,559

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is hereby incorporated by reference to our 2001 Proxy Statement. Certain executive officers have resigned subsequent to March 31, 2001, as identified on the current report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2001.

Item 11. Executive Compensation

     The information required by this item is hereby incorporated by reference to our 2001 Proxy Statement.


Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management

     The information required by this item is hereby incorporated by reference to our 2001 Proxy Statement.


Item 13. Certain Relationships and Related Transactions

     The information required by this item is hereby incorporated by reference to our 2001 Proxy Statement.



                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)  1. Consolidated Financial Statements

                   The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

          2.   Financial Statement Schedules

                    All schedules have been omitted because they are not required or the information can be derived from the Consolidated Financial Statements or Notes thereto.

          3.   Exhibits

               3.1 Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 4.2 to the Form S-8 on December 23, 1997, (registration number 333-43081) and incorporated herein by reference.

               3.2 By-laws of the registrant, as amended to date, filed herewith.

               4.1 Rights Agreement, as amended to date, between the Company and American Stock Transfer & Trust Co., filed as Exhibit
                    4.1 to Form 8-K dated August 30, 1996, and incorporated herein by reference. Amendment is incorporated herein by reference to Exhibit 1 to Form 8-A/A dated March 31, 2000.

               10.1 Mylan Laboratories Inc. 1986 Incentive Stock Option Plan, as
                    amended to date, filed as Exhibit 10(b) to Form 10-K for fiscal year ended March 31, 1993, and incorporated herein by reference.

               10.2 Mylan Laboratories Inc. 1997 Incentive Stock Option Plan, as
                    amended to date, filed herewith.

               10.3 Mylan  Laboratories  Inc. 1992  Nonemployee  Director  Stock
                    Option Plan, as amended to date, filed as Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.

               10.4 Employment  contract with Milan Puskar dated April 28, 1983, as amended to date, filed as Exhibit 10(e) to Form 10-K for fiscal year ended March 31, 1993, and incorporated herein by reference.

               10.5 Salary  Continuation Plan with Milan Puskar, Dana G. Barnett and C.B.  Todd each dated  January  27,  1995,  and filed as
                    Exhibit 10(b) to Form 10-K for fiscal year ended March 31, 1995, and incorporated herein by reference.

               10.6 Salary  Continuation  Plan with Louis J. DeBone  dated March
                    14, 1995, filed as Exhibit 10(c) to Form 10-K for fiscal year ended March 31, 1995, and incorporated herein by reference.

               10.7 Salary  Continuation  Plan with Patricia Sunseri dated March
                    14, 1995, filed as Exhibit 10(k) to Form 10-K for the fiscal year ended March 31, 1997, and incorporated herein by reference.

               10.8 Salary  Continuation  Plan with  Roderick P.  Jackson  dated
                    March 14, 1995, as amended to date, filed as Exhibit 10(m) to Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference.

               10.9 Salary  Continuation Plan with John P. O'Donnell dated March
                    14, 1995, as amended to date, filed herewith.

               10.10Split Dollar Life  Insurance  Arrangement  with Milan Puskar
                    Irrevocable Trust filed as Exhibit 10(h) to Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.

               10.11Split  Dollar Life  Insurance  Arrangement  with the Dana G.
                    Barnett Irrevocable Family Trust filed as Exhibit 10(j) to Form 10-K for the fiscal year ended March 31, 1997, and incorporated herein by reference.

               10.12Service Benefit  Agreement with Laurence S. DeLynn,  John C.
                    Gaisford, M.D., and Robert W. Smiley, Esq. each dated January 27, 1995, and filed as Exhibit 10(g) to Form 10-K for fiscal year ended March 31, 1995, and incorporated herein by reference.

               10.13Transition and Succession Agreement dated November 10, 1999, in the form entered into with Milan Puskar, Patricia Sunseri, Roderick P. Jackson, Louis J. DeBone, Dana G. Barnett and John P. O'Donnell, filed herewith.

               10.14 Executives' Retirement Savings Plan, filed herewith.

               21.1 Subsidiaries of the registrant, filed herewith.

               23.1 Consents of Independent Auditors, filed herewith.


     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                              SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    June 22, 2001

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


/S/ MILAN PUSKAR           June 22, 2001  /S/ DANA G. BARNETT    June 22, 2001
Milan Puskar                              Dana G. Barnett
Chairman and Chief Executive Officer     Executive Vice President and Director
(Principal executive officer)


/S/ LAURENCE S. DELYNN     June 22, 2001  /S/ DOUGLAS J. LEECH   June 22, 2001
Laurence S. DeLynn                        Douglas J. Leech
Director                                             Director


/S/PATRICIA A. SUNSERI     June 22, 2001  /S/JOHN C. GAISFORD,M.DJune 22, 2001
Patricia A. Sunseri                       John C. Gaisford,M.D.
Vice President and Director                                   Director


/S/ C.B. TODD              June 22, 2001  /S/ GARY E. SPHAR      June 22, 2001
C.B. Todd                                 Gary E. Sphar
Director                              V.P. - Finance, Mylan Pharmaceuticals Inc.
                                      (Principal financial officer and principal
                                       accounting officer)