Form 10-Q
period 2001-06-30
MYLAN LABORATORIES INC
filed 2001-08-14
CIK 69499

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
-------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to _________


                          Commission file number 1-9114


                             MYLAN LABORATORIES INC.
             (Exact Name of registrant as specified in its charter)

              Pennsylvania                          25-1211621
         (State of incorporation)     (I.R.S. Employer Identification No.)


                               130 Seventh Street
                              1030 Century Building
                         Pittsburgh, Pennsylvania 15222
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (412) 232-0100
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:      YES  X         NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                      Outstanding at
              Class of Common Stock                   August 8, 2001
              ---------------------                   --------------
               $.50 par value                          125,330,768

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

                                    FORM 10-Q
                              For the Quarter Ended
                                  June 30, 2001

                                      INDEX



                                                                     Page
                                                                    Number
                                                                    ------


PART I. FINANCIAL INFORMATION

     ITEM 1: Financial Statements

              Consolidated Statements of Earnings - Three
                Months Ended June 30, 2001, and 2000                  2

              Consolidated Balance Sheets - June 30, 2001,
                and March 31, 2001                                    3

              Consolidated Statements of Cash Flows - Three
                Months Ended June 30, 2001, and 2000                  4

              Notes to Consolidated Financial Statements              5

     ITEM 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    13

     ITEM 3: Quantitative and Qualitative Disclosures About
              Market Risk                                            20


PART II. OTHER INFORMATION

        ITEM 1: Legal Proceedings                                    20

        ITEM 6: Exhibits and Reports on Form 8-K                     24


SIGNATURES                                                           25

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                          2001, AND 2000 (unaudited; in
                      thousands, except per share amounts)

                                                           2001           2000
                                                           ----           ----
Net revenues .....................................     $ 237,933      $ 167,255
Cost of sales ....................................       116,074         93,502
                                                       ----------     ----------
Gross profit .....................................       121,859         73,753

Operating expenses:
Research and development .........................        16,783         16,535
Selling and marketing ............................        15,142         15,486
General and administrative .......................        25,595         22,374
Tentative litigation settlement ..................          --          147,000
                                                       ----------     ----------
Earnings (loss) from operations ..................        64,339       (127,642)

Equity in loss of Somerset .......................          (642)        (1,903)
Other income, net ................................        15,441         10,656
                                                       ----------     ----------
Earnings (loss) before income taxes ..............        79,138       (118,889)
Provision for income taxes .......................        28,490        (42,800)
                                                       ----------     ----------
Net earnings (loss) ..............................     $  50,648      $ (76,089)
                                                       ==========     ==========
Earnings (loss) per common share:
  Basic ..........................................     $    0.41      $   (0.59)
                                                       ==========     ==========
  Diluted ........................................     $    0.40      $   (0.59)
                                                       ==========     ==========
Weighted average common shares:
  Basic ..........................................       125,031        128,701
                                                       ==========     ==========
  Diluted ........................................       126,374        129,694
                                                       ==========     ==========
Cash dividends declared per common share: ........     $    0.04      $    0.04
                                                       ==========     ==========

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                         June 30,    March 31,
                                                          2001         2001
Assets                                                 (unaudited)
Current assets:
Cash and cash equivalents                             $  183,819   $  229,183
Marketable securities                                    158,990       55,715
Accounts receivable, net                                 221,477      232,599
Inventories                                              170,983      161,810
Deferred income tax benefit                               71,503       59,474
Deposit - tentative litigation settlement                135,000      135,000
Other current assets                                       4,946        5,443
                                                      ----------   ----------
Total current assets                                     946,718      879,224

Property, plant and equipment, net                       166,237      168,396
Intangible assets, net                                   291,538      296,181
Investment in and advances to Somerset                    26,904       27,621
Other assets                                             103,585       94,551
                                                      ----------   ----------
Total assets                                          $1,534,982   $1,465,973
                                                      ==========   ==========
Liabilities and shareholders' equity
Liabilities:
Current liabilities:
Trade accounts payable                                $   51,944   $   48,928
Income taxes payable                                      41,766       34,348
Current portion of long-term obligations                   5,241        5,245
Cash dividends payable                                     5,015        5,007
Tentative litigation settlement                          147,000      147,000
Other current liabilities                                 56,394       50,659
                                                      ----------   ----------
Total current liabilities                                307,360      291,187

Long-term obligations                                     22,153       23,345
Deferred income tax liability                             21,175       18,905
                                                      ----------   ----------
Total liabilities                                        350,688      333,437
                                                      ----------   ----------

Shareholders' equity:
Preferred stock - par value $.50 per share
Shares authorized: 5,000,000
Shares issued: none                                         --           --
Common stock - par value $.50 per share
Shares authorized: 300,000,000
Shares issued: 130,869,454 at June 30, 2001, and
                  130,689,762 at March 31, 2001           65,434       65,345
Additional paid-in capital                               325,764      322,987
Retained earnings                                        886,384      840,741
Accumulated other comprehensive income                     6,232        2,983
                                                      ----------   ----------
                                                       1,283,814    1,232,056
Less treasury stock - at cost
Shares: 5,731,913 at June 30, 2001, and
  March 31, 2001                                          99,520       99,520
                                                      ----------   ----------
Total shareholders' equity                             1,184,294    1,132,536
                                                      ----------   ----------
Total liabilities and shareholders' equity            $1,534,982   $1,465,973
                                                      ==========   ==========


                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 2001, AND 2000
                            (unaudited; in thousands)

                                                              2001       2000
                                                              ----       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                        $  50,648  $ (76,089)
Adjustments to reconcile net earnings (loss) to net cash
provided from operating activities:
Depreciation and amortization                                 11,070      9,983
Gain on disposal/sale of property, plant and equipment          (693)        (2)
Income tax benefit                                           (11,509)   (40,759)
Equity in loss of Somerset                                       642      1,903
Cash received from Somerset                                       74        121
Change in allowance for accounts receivable                   35,150     (6,220)
Write-off of investments and intangibles
to net realizable value                                        1,460       --
Tentative litigation settlement                                 --      147,000
Other noncash items                                          (11,265)    (4,299)
Changes in operating assets and liabilities:
    Accounts receivable                                      (24,027)    24,463
    Inventories                                              (10,546)   (62,537)
    Trade accounts payable                                     3,016     58,091
    Income taxes                                               7,418     (7,858)
    Other assets and liabilities                               5,587        939
                                                            --------- ----------
Net cash provided from operating activities                   57,025     44,736
                                                            --------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                          (3,195)    (8,828)
Proceeds from sale of property, plant and equipment            1,154         52
Proceeds from (purchase of) intangible and other assets          181     (1,099)
Proceeds from sale of marketable securities                   43,637     52,322
Purchase of marketable securities                           (141,914)   (14,870)
                                                            --------- ----------
Net cash (used in) provided by investing activities         (100,137)    27,577
                                                            --------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations                                (70)       (95)
Cash dividends paid                                           (4,997)    (5,174)
Repurchase of common stock                                      --      (91,456)
Proceeds from exercise of stock options                        2,815      2,223
                                                            --------- ----------
Net cash used in financing activities                         (2,252)   (94,502)
                                                            --------- ----------
Net decrease in cash                                         (45,364)   (22,189)
Cash-beginning of period                                     229,183    203,493
                                                            --------- ----------
Cash-end of period                                         $ 183,819  $ 181,304
                                                           ========== ==========
Cash paid during the period for:
Interest                                                   $    --    $      37
                                                           ========== ==========
Income taxes                                               $  32,578  $   5,815
                                                           ========== ==========

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

1.   General

          In the opinion of management, the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes or other financial information required by generally accepted accounting principles and included in audited financial statements have been condensed or omitted. The accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly our consolidated results of operations, financial position and cash flows for the periods presented.

          These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

          The consolidated results of operations for the three months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Reclassification

          Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders' equity.

3.   Revenue Recognition

          We recognize revenue from product sales upon shipment to customers. Net revenues consist primarily of gross revenues less provisions for estimated discounts, rebates, price adjustments, returns, chargebacks, promotional and other potential adjustments. Accounts receivable are presented net of allowances relating to these provisions, which were $153,527,000 and $118,377,000 at June 30, 2001, and March 31, 2001.

4.   Recent Accounting Pronouncements

          In April 2001, we adopted Statement of Financial  Accounting Standards
     (SFAS) No. 133, as  amended,  Accounting  for  Derivative  Instruments  and
     Hedging  Activities,  issued by the Financial  Accounting  Standards  Board
     (FASB) in June

     1998. SFAS No. 133 requires an entity to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value and those changes in fair value to be recognized currently in earnings, unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 had no material impact on our results of operations or financial position.

          In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting.

          SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. We will adopt the provisions of SFAS No. 142 effective April 1, 2002. We are currently in the process of evaluating the effect the adoption of SFAS No. 142 will have on our consolidated financial position, results of operations and cash flows when adopted. For the quarters ended June 30, 2001, and 2000, amortization expense for goodwill and certain other intangible assets, as defined in SFAS No. 142, was $1,645,000 and $1,766,000.

5.   Marketable Securities

          The  amortized   cost  and  estimated   market  values  of  marketable
     securities are as follows: (in thousands)

                                              Gross     Gross
                                 Amortized  Unrealized Unrealized   Market
June 30, 2001                       Cost      Gains     Losses      Value
                                    ----      -----     ------      -----
Debt securities                 $143,629   $    391   $    180   $143,840
Equity securities                  5,782      9,968        600     15,150
                                --------   --------   --------   --------
                                $149,411   $ 10,359   $    780   $158,990
                                ========   ========   ========   ========
March 31, 2001

Debt securities                 $ 45,371   $    698   $     50   $ 46,019
Equity securities                  5,762      4,684        750      9,696
                                --------   --------   --------   --------
                                $ 51,133   $  5,382   $    800   $ 55,715
                                ========   ========   ========   ========



          Maturities of debt securities at market value as of June 30, 2001, are as follows: (in thousands)


          Mature in one year or less                 $123,680
          Mature after one year through five years      2,878
          Mature after five years                      17,282
                                                     --------
                                                     $143,840
                                                     ========

6.   Inventories

     Inventories are as follows: (in thousands)

                                       June 30,              March 31,
                                         2001                  2001
                                         ----                  ----
               Raw materials           $ 65,244              $ 57,825
               Work in process           23,941                23,752
               Finished goods            81,798                80,233
                                       --------              --------
                                       $170,983              $161,810
                                       ========              ========



7.   Earnings per Common Share

          Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under the Company's stock option plans. The effect of dilutive stock options on the weighted average common shares outstanding was 1,343,000 and 993,000 for the three months ended June 30, 2001, and 2000.

8.   Comprehensive Income

          Total comprehensive income is as follows: (in thousands)

                                                            Three Months Ended
                                                                June 30,
                                                                --------
                                                            2001       2000
                                                            ----       ----
      Net earnings (loss)                                 $ 50,648    $(76,089)
      Other comprehensive income (loss), net of tax:
        Unrealized gain (loss) on marketable securities 3,383 (1,679) Adjustment for gains included
         in net earnings (loss)                               (134)       (682)
                                                          ---------   ---------
      Comprehensive income (loss)                         $ 53,897    $(78,450)
                                                          =========   =========



          Accumulated  other  comprehensive  income, as reflected on the balance
     sheets,   is  comprised   solely  of  the  unrealized  gain  on  marketable
     securities, net of deferred income taxes.

9.   Segment Reporting

          The following table presents the comparative operating results for our operating segments: (in thousands)

                                                    Three Months Ended
                                                          June 30,
                                                          --------
                                                  2001               2000
                                                  ----               ----
                Generic:
                 Net revenues                  $ 209,822          $ 132,513
                 Segment profit                   89,405             28,661

                Brand:
                 Net revenues                    $28,111            $34,742
                 Segment (loss) profit           (10,948)             4,798

                Corporate/Other, net:
                 Segment profit (loss)             $ 681          $(152,348)

                Consolidated:
                 Net revenues                  $ 237,933          $ 167,255
                 Pretax earnings (loss)           79,138           (118,889)


               Segment net revenues represent revenues from unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and general and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the quarter ended June 30, 2000, Corporate includes the expense of $147,000,000 for the tentative settlement (see Note 10).

               Effective April 1, 2001, the decision was made that the Brand Segment assume responsibility for the sales and marketing of EX phenytoin 100mg, which were previously included and evaluated in the operating results of the Generic Segment. Accordingly, the operating results of the Brand Segment for the three months ended June 30, 2000, have been revised to include the net revenues of $4,218,000 and the corresponding cost of sales of $894,000 for EX phenytoin 100mg previously included in the Generic Segment.

          The following table presents comparative total assets by operating segment, which includes a revision to the March 31, 2001, amounts to reflect EX phenytoin 100mg in the Brand Segment: (in thousands)

                                                   June 30,        March 31,
                                                    2001             2001
                                                    ----             ----
                    Generic                     $   643,251      $   625,926
                    Brand                           228,743          250,977
                    Corporate/Other                 662,988          589,070
                                                -----------      -----------
                    Consolidated                $ 1,534,982      $ 1,465,973
                                                ===========      ===========

10.  Contingencies

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

          In total, the Company has agreed to pay up to $147,000,000 to settle these actions brought by the FTC, States Attorneys General, and certain private parties (Tentative Settlement). The Tentative Settlement also includes three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in this Tentative Settlement principally involve alleged direct purchasers such as wholesalers and distributors. In July 2001, the United States District Court for the District of Columbia certified a litigation class consisting of these direct purchasers. The Company has petitioned the United States Court of Appeals for the District of Columbia Circuit to hear an appeal of this certification.

          The Company believes that it has meritorious defenses with respect to the claims asserted in those anti-trust suits which are not part of the Tentative Settlement and will vigorously defend its position. However, an adverse result in the remaining cases, or, if the Tentative Settlement is not given final approval by the court, the outcome of continued litigation of these cases, could have a material adverse effect on the Company's financial position and results of operations.

          The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company had filed the appropriate certifications relating to the patents then listed in the Orange Book for this product. On November 21, 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. On November 30, 2000, the Company filed suit against the FDA and BMS in the United States District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting a bond in the amount of $25,000,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the court of appeals, the FDA granted approval for the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company commenced marketing and selling the product in March 2001. BMS appealed the preliminary injunction order to both the United States Court of Appeals for the Federal Circuit and the United States Court of Appeals for the District of Columbia Circuit. The District of Columbia Circuit denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit. The Federal Circuit heard oral arguments on July 12, 2001.
                                       10

          The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the United States District Court for the Northern District of West Virginia. The suit seeks a declaratory judgement of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the United States District Court for the District of Vermont and also in the United States Court for the Southern District of New York. In each of these cases, BMS asserts the Company infringes BMS' recently issued patent and seeks to rescind FDA approval of the Company's 15mg ANDA and to block approval of the 5mg, 10mg and 30mg strengths. It is expected that BMS will seek to recover damages equal to the profits it has lost as a result of the Company's sales of this product. The Company subsequently filed motions to dismiss the Vermont case and to dismiss and transfer the New York case to the United States District Court for the Northern District of West Virginia. While these suits are in the early stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend its position.

          A decision unfavorable to the Company in the case on appeal or any of the three cases involving the validity of BMS' patents could prevent the Company from continuing its sales of buspirone and could result in forfeiture of its bond (in the case on appeal) or other damages, any of which could have a material adverse effect on the Company's results of operations and/or financial position.

          In February 2001, Biovail Corporation and Biovail Laboratories Inc. (Biovail) filed suit against the Company and Pfizer Inc. (Pfizer) in United States Federal District Court for the Eastern District of Virginia alleging anti-trust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to United States Federal District Court for the Northern District of West Virginia, which was granted. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's results of operations and/or financial position.

          The Company has been named as a defendant in three separate suits alleging anti-trust claims based on a settlement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer Inc. regarding nifedipine: Great Lakes Health Plan Inc. filed suit in the United States District Court for the Eastern District of Michigan, Southern Division in May 2001; United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, and other named plaintiffs, filed suit in the Circuit Court of Cook County, Illinois in July 2001; and Teamsters Local No. 35 Health Plans, and other named plaintiffs, filed suit in the United States District Court for the Northern District of

     West Virginia in August 2001. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position. An adverse outcome in any of these suits could have a material adverse effect on the Company's results of operations and/or financial position.

          The  Company  filed  suit  against  Aventis   Pharmaceuticals,   Inc.,
     successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD.; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in United States Federal District Court for the Western District of Pennsylvania on May 23, 2001. The Complaint sets forth claims of breach of contract, recision, breach of implied covenant of good faith and fair dealing and unjust enrichment. The facts substantiating the claims arise from agreements entered into by the parties relating to the manufacture, distribution and sale of Zagam(R). The defendants' answer included a counterclaim which alleges nonpayment of royalties and failure to mitigate.

          Biovail Laboratories Inc. (Biovail) has filed a demand for arbitration against the Company with the American Arbitration Association. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company terminated the agreement in March 2001. Biovail's allegations include breach of contract, breach of implied covenant of good faith and fair dealing, and unfair competition. While this matter is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's results of operations and/or financial position.

          NAPRO Biotherapeutics Inc. (NAPRO) and Abbott Laboratories Inc. (Abbott) filed suit against the Company in United States Federal District Court for the Western District of Pennsylvania. Plaintiffs allege the Company's manufacture, use and sale of paclitaxel infringes certain patents owned by NAPRO and allegedly licensed to Abbott. The Company began selling paclitaxel on July 25, 2001. Abbott has filed an ANDA seeking approval to sell paclitaxel. The regulatory review status of the Abbott application is unknown to the Company. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend its position. An adverse outcome in this suit could have a material adverse effect on the Company's results of operations and/or financial position.

          We are involved in various other legal proceedings that are considered normal to our business. While it is not feasible to predict the ultimate outcome of such other proceedings, it is the opinion of management that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and the unaudited interim consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Overview

          For the quarter ended June 30, 2001, net earnings were $50.6 million, or $.40 per diluted share, compared to a net loss of $76.1 million, or $.59 per diluted share, for the quarter ended June 30, 2000. Excluding the $147.0 million before tax effect of the tentative FTC settlement (see Note 10 in the Notes to Consolidated Financial Statements), net earnings for the current quarter increased $32.6 million, or $.26 per diluted share, from $18.0 million, or $.14 per diluted share, for the prior year quarter.

          The following table presents comparative results of operations for each of our business segments: (in millions)

                                                  Three Months Ended
                                                       June 30,
                                                       --------
                                            2001          2000       Change
                                            ----          ----       ------
          Consolidated:
           Net revenues                  $   237.9     $   167.3        42.2%
           Gross profit                      121.9          73.8        65.2%
           Research and development           16.8          16.5         1.8%
           Selling and marketing              15.1          15.5        -2.6%
           General and administrative         25.6          22.4        14.3%
           Pretax earnings                    79.1        (118.8)

          Generic:
           Net revenues                      209.8         132.5        58.3%
           Gross profit                      109.2          51.5       112.0%
           Research and development            9.3          13.8       -32.6%
           Selling and marketing               3.1           3.7       -16.2%
           General and administrative          7.4           5.3        39.6%
           Segment profit                     89.4          28.7

          Brand:
           Net revenues                       28.1          34.8       -19.3%
           Gross profit                       12.7          22.3       -43.0%
           Research and development            7.5           2.7       177.8%
           Selling and marketing              12.0          11.8         1.7%
           General and administrative          4.1           3.0        36.7%
           Segment (loss) profit             (11.0)          4.8

          Corporate/Other:
           Segment profit (loss)               0.7        (152.3)




          Segment net revenues represent revenues from unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and general and administrative expenses. Corporate/Other includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the quarter ended June 30, 2000, Corporate/Other includes the expense of $147.0 million for the tentative FTC settlement (see Note 10 in the Notes to Consolidated Financial Statements).

          Effective April 1, 2001, the decision was made that the Brand Segment assume responsibility for the sales and marketing of EX phenytoin 100mg, which were previously included and evaluated in the operating results of the Generic Segment. Accordingly, the operating results of the Brand Segment for the three months ended June 30, 2000, have been revised to include the net revenues of $4.2 million and the corresponding cost of sales of $.9 million for EX phenytoin 100mg previously included in the Generic Segment.

Results of Operations

First Quarter Fiscal 2002 vs. First Quarter Fiscal 2001

     Net Revenues and Gross Profit

          Net revenues for the current quarter were $237.9 million, representing a $70.6 million or 42.2% increase from the $167.3 million in net revenues for the prior year quarter.

          Generic net revenues for the current quarter were $209.8 million compared to $132.5 million for the prior year quarter, a $77.3 million or 58.3% increase. New products launched subsequent to June 30, 2000, resulted in increased net revenues for the current quarter of $37.6 million, primarily buspirone HCl 15mg which contributed $33.7 million. We currently have market exclusivity for buspirone HCl 15mg through September 2001. After such date, we expect to experience pricing and volume pressures due to competition. Additionally, we are currently litigating certain issues relating to our buspirone ANDAs (see Note 10 in the Notes to Consolidated Financial Statements).

          The remaining increase in generic net revenues is primarily attributable to the decision by the Generic Segment during the prior year quarter to eliminate its participation in end of quarter investment buys, resulting in significant reductions in net revenues and gross profit for the prior year quarter. Generic volume, excluding unit dose, increased
     0.883 billion doses or 53.6% from 1.647 billion for the prior year quarter to 2.530 billion for the current quarter.

          We have experienced, and expect to continue to experience, pricing and volume pressures on nifedipine. Due to contractual arrangements, our gross profit as a percent of net revenues will remain constant, while net revenues and gross profit dollars will continue to decrease.

          Brand net revenues for the current quarter were $28.1 million compared to $34.8 million for the prior year quarter, a $6.7 million or 19.3% decrease. Brand net revenues and brand gross profit for the current quarter decreased primarily due to prior quarter buy-ins to pre-announced price increases, the curtailment of end of quarter promotional programs, increases in estimates for reserves and allowances and the removal of two injection products from the product line and the corresponding write-down of the related intangible assets.

          Based on a number of sales and marketing opportunities with EX phenytoin 100mg, which may be further enhanced with the expected approval in fiscal 2002 of the 200mg and 300mg strengths, a decision was made effective April 1, 2001, that the Brand Segment assume responsibility for the sales and marketing of EX phenytoin 100mg. Such sales were previously included and evaluated in the operating results of the Generic Segment. Accordingly, the operating results for the Brand Segment for the three months ended June 30, 2000, have been revised to include the net revenues of $4.2 million and the corresponding cost of sales of $.9 million for EX phenytoin 100mg previously included in the Generic Segment. EX phenytoin 100mg net revenues for the current quarter were $8.8 million.

          Gross profit for the current quarter was $121.9 million, or 51.2% of net revenues, compared to $73.8 million, or 44.1% of net revenues, for the prior year quarter, a $48.1 million or 65.2% increase. Generic gross profit for the current quarter was $109.2 million, or 52.0% of net revenues, compared to $51.5 million, or 38.9% of net revenues, for the prior year quarter, a $57.7 million or 112.0% increase. This increase in generic gross profit is primarily attributable to the launch of buspirone and the prior year decision to no longer participate in end of quarter investment buys. Brand gross profit for the current quarter was $12.7 million, or 45.2% of net revenues, compared to $22.3 million or 64.1% of net revenues for the prior year quarter, a $9.6 million or 43.0% decrease. This decrease in brand gross profit is related to those items identified above as being attributable to the decrease in brand net revenues.

Research and Development

          Research and development expenses for the current quarter were $16.8 million or 7.1% of net revenues compared to $16.5 million or 9.9% of net revenues for the prior year quarter. The decrease of $4.5 million in generic research and development expenses is primarily attributable to a licensing agreement milestone payment recognized in the prior year quarter and the timing of studies being conducted. The increase of $4.8 million in brand research and development is primarily attributable to studies associated with nebivolol and butenafine. We expect quarterly brand research and development expenses to continue to fluctuate as we begin nebivolol's clinical phase of development.

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


Selling and Marketing Expenses

          Selling and marketing expenses were relatively unchanged for the current quarter at $15.1 million or 6.3% of net revenues compared to $15.5 million or 9.3% of net revenues for the prior year quarter.

General and Administrative Expenses

          General and administrative expenses for the current quarter were $25.6 million or 10.8% of net revenues compared to $22.4 million or 13.4% of net revenues for the prior year quarter, a $3.2 million increase. Generic general and administrative expenses increased $2.1 million to $7.4 million for the current quarter from $5.3 million for the prior year quarter. Brand general and administrative expenses increased $1.1 million to $4.1 million for the current quarter from $3.0 million for the prior year quarter. Corporate expenses, excluding the tentative FTC settlement, were relatively unchanged quarter to quarter. The increases in general and administrative expenses are primarily attributable to payroll related expenses and the relocation of the Brand Segment to Research Triangle Park, NC.

Tentative Litigation Settlement

          In June 2000, we reached a tentative settlement with the FTC, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to pricing issues and raw material contracts on two of its products (see Note 10 in the Notes to Consolidated Financial Statements).

Other Income

          Other income for the current quarter increased $4.7 million to $15.4 million from $10.7 million for the prior year quarter. Income on our limited partnership investments increased $7.2 million to $12.0 million for the current quarter from $4.8 million for the prior year quarter. In fiscal 2001, we began the process of partially liquidating a certain limited partnership in an effort to reduce our exposure to market fluctuations. We expect this process to be completed by December 2001. Future performance of this investment is uncertain. The remaining amount of other income for the current quarter primarily represents interest income.


Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

          Our cash and cash equivalents and working capital were $183.8 million and $639.4 million at June 30, 2001, compared to $229.2 million and $588.0 million at March 31, 2001. The primary source of operating capital used to grow our business continues to be generated through our product sales. Cash flows from operating activities for the quarter ended June 30, 2001, was $57.0 million compared to $44.7 million for the prior year quarter.

          Our investments in marketable securities increased $103.3 million to $159.0 million at June 30, 2001, from $55.7 million at March 31, 2001. This increase is primarily attributable to a shift from investments with maturity terms of less than 90 days, which are classified as cash and cash equivalents, to investments with maturities greater than 90 days but less than one year. Investments with maturities greater than 90 days but less than one year increased to $123.7 million at June 30, 2001, compared to $25.9 million at March 31, 2001.

          Capital expenditures continue to be purchased with the funds generated from our operating activities. Capital expenditures for the quarter ended June 30, 2001, were $3.2 million compared to $8.8 million for the prior year quarter. The prior year quarter included payments for constructing a sales and administration building in Morgantown, West Virginia, and an addition to one of our generic manufacturing facilities in Puerto Rico.

          We continue to pay quarterly cash dividends of $.04 per common share. Dividend payments totaled $5.0 million during the quarter ended June 30, 2001.

          We believe that operating activities from the sale of our pharmaceutical products will be our principal source of cash. However, we believe that the acquisition of new products, as well as other companies, will play a strategic role in our growth. Consequently, we may incur additional indebtedness to finance these acquisitions which would impact future liquidity.

          We have deposited $135.0 million relating to the tentative litigation settlement (see Note 10 in the Notes to Consolidated Financial Statements). We have an additional $12.0 million obligation to fund. If the tentative settlement is not given final court approval, the outcome of continued litigation of these cases could have a material adverse effect on our financial position and results of operations.

          Our payments for state and federal income taxes increased in the quarter ended June 30, 2001, to $32.6 million from $5.8 million for the quarter ended June 30, 2000. Payments in the June 30, 2000 quarter were lower as a result of lower taxable income resulting from the litigation settlement charge of $147.0 million.



Recent Accounting Pronouncements

          In April 2001, we adopted Statement of Financial  Accounting Standards
     (SFAS) No. 133, as  amended,  Accounting  for  Derivative  Instruments  and
     Hedging  Activities,  issued by the Financial  Accounting  Standards  Board
     (FASB) in June 1998. SFAS No. 133 requires an entity to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value and those changes in fair value to be recognized currently in earnings, unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 had no material impact on our results of operations or financial position.

          In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting.

          SFAS No. 142 changes the accounting for goodwill and certain other intangible assets from an amortization method to an impairment only approach. We will adopt the provisions of SFAS No. 142 effective April 1, 2002. We are currently in the process of evaluating the effect the adoption of SFAS No. 142 will have on our consolidated financial position, results of operations and cash flows when adopted. For the quarters ended June 30, 2001, and 2000, amortization expense for goodwill and certain other intangible assets, as defined in SFAS No. 142, was $1,645,000 and $1,766,000.


Forward-Looking Statements

          The statements set forth in this Report concerning the manner in which we intend to conduct our future operations, potential trends that may impact future results of operations, and our beliefs or expectations about future operations are forward-looking statements. We may be unable to realize our plans and objectives due to various important factors, including, but not limited to, an acceleration in the erosion of prices of our generic pharmaceutical products, the inability to obtain timely FDA approval for new generic or brand products, the failure to find acceptance of our brand products in the marketplace, the continued litigiousness by brand manufacturers designed to delay the introduction of our generic products, the failure to receive court approval of the Tentative Settlement, the failure to favorably litigate or resolve the remaining cases that are not a part of the Tentative Settlement, the failure to favorably litigate or resolve the buspirone cases or the other cases described in Note 10 in the Notes to Consolidated Financial Statements, and the factors described under "Forward Looking Statements" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
          The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2001. There has been no material change in the disclosure regarding market risk, except as described below.

          The fair market value of the debt securities held by the Company at June 30, 2001, was $143.8 million, of which $123.7 million mature in one year or less (the market values of which are generally less sensitive to interest rate fluctuations than is the case with longer-term debt instruments). The fair market value of equity securities held by the Company at June 30, 2001, was $15.2 million. Such investments collectively represent 10% of the Company's total assets as of June 30, 2001, and 46% of the aggregate value of debt and equity securities and cash and cash equivalents held by the Company at such date. Assuming an instantaneous 10% decrease in the market value of the Company's debt and equity securities, the change in the aggregate fair market value of these securities would be $15.9 million.



                           PART II. OTHER INFORMATION
                           --------------------------
ITEM 1. LEGAL PROCEEDINGS
--------------------------

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

          In total, the Company has agreed to pay up to $147,000,000 to settle these actions brought by the FTC, States Attorneys General, and certain private parties (Tentative Settlement). The Tentative Settlement also includes three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in this Tentative Settlement principally involve alleged direct purchasers such as wholesalers and distributors. In July 2001, the United States District Court for the District of Columbia certified a litigation class consisting of these direct purchasers. The Company has petitioned the United States Court of Appeals for the District of Columbia Circuit to hear an appeal of this certification.

          The Company believes that it has meritorious defenses with respect to the claims asserted in those anti-trust suits which are not part of the Tentative Settlement and will vigorously defend its position. However, an adverse result in the remaining cases, or, if the Tentative Settlement is not given final approval by the court, the outcome of continued litigation of these cases, could have a material adverse effect on the Company's financial position and results of operations.

          The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company had filed the appropriate certifications relating to the patents then listed in the Orange Book for this product. On November 21, 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. On November 30, 2000, the Company filed suit against the FDA and BMS in the United States District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting a bond in the amount of $25,000,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the court of appeals, the FDA granted approval for the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company commenced marketing and selling the product in March 2001. BMS appealed the preliminary injunction order to both the United States Court of Appeals for the Federal Circuit and the United States Court of Appeals for the District of Columbia Circuit. The District of Columbia Circuit denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit. The Federal Circuit heard oral arguments on July 12, 2001.

          The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the United States District Court for the Northern District of West Virginia. The suit seeks a declaratory judgement of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the United States District Court for the District of Vermont and also in the United States Court for the Southern District of New York. In each of these cases, BMS asserts the Company infringes BMS' recently issued patent and seeks to rescind FDA approval of the Company's 15mg ANDA and to block approval of the 5mg, 10mg and 30mg strengths. It is expected that BMS will seek to recover damages equal to the profits it has lost as a result of the Company's sales of this product. The Company subsequently filed motions to dismiss the Vermont case and to dismiss and transfer the New York case to the United States District Court for the Northern District of West Virginia. While these suits are in the early stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend its position.

          A decision unfavorable to the Company in the case on appeal or any of the three cases involving the validity of BMS' patents could prevent the Company from continuing its sales of buspirone and could result in forfeiture of its bond (in the case on appeal) or other damages, any of which could have a material adverse effect on the Company's results of operations and/or financial position.

          In February 2001, Biovail Corporation and Biovail Laboratories Inc. (Biovail) filed suit against the Company and Pfizer Inc. (Pfizer) in United States Federal District Court for the Eastern District of Virginia alleging anti-trust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to United States Federal District Court for the Northern District of West Virginia, which was granted. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's results of operations and/or financial position.

          The Company has been named as a defendant in three separate suits alleging anti-trust claims based on a settlement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer Inc. regarding nifedipine: Great Lakes Health Plan Inc. filed suit in the United States District Court for the Eastern District of Michigan, Southern Division in May 2001; United Food and Commercial Workers Unions and Employers Midwest Health Benefits Fund, and other named plaintiffs, filed suit in the Circuit Court of Cook County, Illinois in July 2001; and Teamsters Local No. 35 Health Plans, and other named plaintiffs, filed suit in the United States District Court for the Northern District of West Virginia in August 2001. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position. An adverse outcome in any of these suits could have a material adverse effect on the Company's results of operations and/or financial position.

          The  Company  filed  suit  against  Aventis   Pharmaceuticals,   Inc.,
     successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD.; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in United States Federal District Court for the Western District of Pennsylvania on May 23, 2001. The Complaint sets forth claims of breach of contract, recision, breach of implied covenant of good faith and fair dealing and unjust enrichment. The facts substantiating the claims arise from agreements entered into by the parties relating to the manufacture, distribution and sale of Zagam(R). The defendants' answer included a counterclaim which alleges nonpayment of royalties and failure to mitigate.

          Biovail Laboratories Inc. (Biovail) has filed a demand for arbitration against the Company with the American Arbitration Association. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company terminated the agreement in March 2001. Biovail's allegations include breach of contract, breach of implied covenant of good faith and fair dealing, and unfair competition. While this matter is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's results of operations and/or financial position.

          NAPRO Biotherapeutics Inc. (NAPRO) and Abbott Laboratories Inc. (Abbott) filed suit against the Company in United States Federal District Court for the Western District of Pennsylvania. Plaintiffs allege the Company's manufacture, use and sale of paclitaxel infringes certain patents owned by NAPRO and allegedly licensed to Abbott. The Company began selling paclitaxel on July 25, 2001. Abbott has filed an ANDA seeking approval to sell paclitaxel. The regulatory review status of the Abbott application is unknown to the Company. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend its position. An adverse outcome in this suit could have a material adverse effect on the Company's results of operations and/or financial position.

          We are involved in various other legal proceedings that are considered normal to our business. While it is not feasible to predict the ultimate outcome of such other proceedings, it is the opinion of management that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)      Exhibits - None.
b.) Reports on Form 8-K - On June 20, 2001, we filed a Current Report on Form 8-K announcing changes in senior management.




















                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report filed on Form 10-Q for the quarter ended June 30, 2001, to be signed on its behalf by the undersigned thereunto duly authorized. Mylan Laboratories Inc. (Registrant)


DATE  8/14/01                        /S/ Milan Puskar
    -----------------                -----------------------
                                     Milan Puskar
                                     Chairman of the Board and
                                     Chief Executive Officer


DATE  8/14/01                        /s/  Gary E. Sphar
    -----------------                -------------------------
                                     Gary E. Sphar
                                     Vice President, Finance
                                     Mylan Pharmaceuticals Inc.
                                     (Principal financial officer and
                                      chief accounting officer)