Form 10-Q
period 2001-09-30
MYLAN LABORATORIES INC
filed 2001-11-01
CIK 69499

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                          Outstanding at
 Class of Common Stock                    October 30, 2001
 ---------------------                    ----------------
   $.50 par value                              125,582,061

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         For the Quarterly Period Ended
                               September 30, 2001

                                      INDEX



                                                                            Page
                                                                          Number
                                                                      ---------
PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

             Consolidated  Statements  of  Earnings  - Three and
             Six  Months  Ended September 30, 2001, and 2000                 2

             Consolidated Balance Sheets - September 30, 2001,
             and March 31, 2001                                              3

             Consolidated Statements of Cash Flows - Six

Months Ended September 30, 2001, and 2000                                    4

             Notes to Consolidated Financial Statements                      5

     ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         14

     ITEM 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                    23


PART II. OTHER INFORMATION

     ITEM 1. Legal Proceedings                                              23

     ITEM 4. Submission of Matters to a Vote of Security Holders            28

     ITEM 6. Exhibits and Reports on Form 8-K                               28


SIGNATURES                                                                  29



                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER
                        30, 2001, AND 2000 (unaudited; in
                      thousands, except per share amounts)

                                       Three Months Ended     Six Months Ended
                                          September 30,         September 30,
                                          -------------         -------------
                                       2001       2000        2001       2000
                                       ----       ----        ----       ----
Net revenues                         $286,328   $207,555    $524,261   $374,810
Cost of sales                         122,551    113,559     238,625    207,061
                                     --------   --------    --------    -------
Gross profit                          163,777     93,996     285,636    167,749

Operating expenses:
Research and development               16,463     17,263      33,246     33,798
Selling and marketing                  14,254     13,399      29,396     28,885
General and administrative             33,822     22,461      59,417     44,835
Tentative litigation settlement           -          -           -      147,000
                                     --------   --------    --------    -------
Earnings (loss) from operations        99,238     40,873     163,577    (86,769)

Equity in loss of Somerset             (1,134)      (103)     (1,776)    (2,006)
Other income, net                       2,580     11,588      18,021     22,244
                                       ------    -------     -------     ------
Earnings (loss) before income taxes   100,684     52,358     179,822    (66,531)
Provision for income taxes             36,548     18,849      65,038    (23,951)
                                      -------    -------     -------   --------
Net earnings (loss)                  $ 64,136   $ 33,509    $114,784   $(42,580)
                                    =========  =========   =========  =========

Earnings (loss) per common share:
  Basic                                $ 0.51     $ 0.27      $ 0.92     $(0.34)
                                      =======    =======     =======    =======
  Diluted                              $ 0.50     $ 0.27      $ 0.90     $(0.33)
                                      =======    =======     =======    =======
Weighted average common shares:
  Basic                               125,372    124,720     125,202    126,711
                                     ========   ========    ========    =======
  Diluted                             127,338    125,654     126,856    127,674
                                     ========   ========    ========    =======

Cash dividends declared per common
share:                                 $ 0.04     $ 0.04      $ 0.08     $ 0.08
                                      =======    =======     =======     ======


                   See Notes to Consolidated Financial Statements


                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share amounts)



                                                       September 30,   March 31,
                                                           2001          2001
                                                           ----          ----
Assets                                                 (unaudited)
Current assets:
Cash and cash equivalents                                $200,733       $229,183
Marketable securities                                     257,070         55,715
Accounts receivable, net                                  209,337        232,599
Inventories                                               182,373        161,810
Deferred income tax benefit                                76,070         59,474
Deposit - tentative litigation settlement                 135,000        135,000
Other current assets                                        6,306          5,443
                                                           ------          -----
Total current assets                                    1,066,889        879,224

Property, plant and equipment, net                        164,102        168,396
Intangible assets, net                                    287,625        296,181
Investment in and advances to Somerset                     25,702         27,621
Other assets                                              103,489         94,551
                                                         --------         ------
Total assets                                           $1,647,807     $1,465,973
                                                      ===========     ==========

Liabilities and shareholders' equity
Liabilities:
Current liabilities:
Trade accounts payable                                   $ 52,383       $ 48,928
Income taxes payable                                       70,501         34,348
Current portion of long-term obligations                    3,260          5,245
Cash dividends payable                                      5,029          5,007
Tentative litigation settlement                           147,000        147,000
Other current liabilities                                  78,072         50,659
                                                          -------         ------
Total current liabilities                                 356,245        291,187

Long-term obligations                                      26,689         23,345
Deferred income tax liability                              18,360         18,905
                                                          -------         ------
Total liabilities                                         401,294        333,437
                                                         --------        -------

Shareholders' equity:
Preferred stock - par value $.50 per share
Shares authorized: 5,000,000
Shares issued: none                                          -              -
Common stock - par value $.50 per share
Shares authorized: 300,000,000
Shares issued: 131,262,870 at September 30, 2001, and
                  130,689,762 at March 31, 2001            65,631         65,345
Additional paid-in capital                                331,558        322,987
Retained earnings                                         945,500        840,741
Accumulated other comprehensive income                      5,130          2,983
                                                           ------          -----
                                                        1,347,819      1,232,056
Less treasury stock - at cost
Shares: 5,787,906 at September 30, 2001, and
  5,731,913 at March 31, 2001                             101,306         99,520
                                                         --------         ------
Total shareholders' equity                              1,246,513      1,132,536
                                                       ----------      ---------
Total liabilities and shareholders' equity             $1,647,807     $1,465,973
                                                      ===========     ==========


                     MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001, AND 2000
                             (unaudited; in thousands)


                                                              2001       2000
                                                              ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                        $114,784    $(42,580)
Adjustments to reconcile net earnings (loss) to net cash
provided from operating activities:
Depreciation and amortization                                23,459      19,928
(Gain)loss on disposal or sale of fixed assets                 (647)        237
Income tax benefit                                          (18,297)    (24,934)
Equity in loss of Somerset                                    1,776       2,006
Cash received from Somerset                                     143         228
Change in allowances for accounts receivable                 34,672       9,288
Write-off of investments and intangibles
to net realizable value                                       1,510       4,670
Tentative litigation settlement                                 -       147,000
Other noncash items                                          (7,239)    (16,777)
Changes in operating assets and liabilities:
    Accounts receivable                                     (11,410)     12,561
    Inventories                                             (21,214)    (52,653)
    Trade accounts payable                                    3,455       5,961
    Income taxes                                             36,153      (7,858)
    Other assets and liabilities                             25,905      (4,990)
                                                            -------     -------
Net cash provided from operating activities                 183,050      52,087
                                                           --------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                         (6,621)    (15,764)
Proceeds from sale of fixed assets                            1,644          96
 (Purchase of) proceeds from intangible and other assets     (3,369)     16,182
Proceeds from sale of marketable securities                 126,813     100,313
Purchase of marketable securities                          (324,840)    (37,865)
                                                          ---------    --------
Net cash (used in) provided from investing activities      (206,373)     62,962
                                                          ---------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations                            (2,090)     (1,190)
Cash dividends paid                                         (10,002)    (10,161)
Repurchase of common stock                                      -       (91,456)
Proceeds from exercise of stock options                       6,965       3,604
                                                              ------      -----
Net cash used in financing activities                        (5,127)    (99,203)
                                                            -------    --------

Net (decrease) increase in cash                             (28,450)     15,846
Cash - beginning of period                                  229,183     203,493
                                                           --------     -------
Cash - end of period                                       $200,733    $219,339
                                                          =========    ========

Cash paid during the period for:
Interest                                                      $ 105       $ 196
                                                             ======       =====
Income taxes                                               $ 47,180      $8,842
                                                          =========      ======



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

     The consolidated results of operations for the three and six months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders' equity.

3.   Revenue Recognition

     We recognize revenue for product sales upon shipments to customers, provided that discounts, rebates, price adjustments, returns, chargebacks, promotional and other potential adjustments can be reasonably estimated. During the quarter ended September 30, 2001, we did not recognize revenue on certain shipments of one of our products because of a unique event which caused significant uncertainties associated with the marketing of this product and the ultimate date competitors will be approved by the FDA for entry into the market, resulting in our inability to reasonably estimate the related price adjustments that may occur (see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for further information).

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

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting.

     Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized, but will be subject to at least annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. We will adopt the provisions of SFAS No. 142 effective April 1, 2002. We are currently evaluating the impact the adoption of SFAS No. 142 will have on our consolidated financial position and results of operations. The amortization expense for goodwill and certain other intangible assets, as defined in SFAS No. 142, was $1,645,000 and $1,766,000 for the three months ended September 30, 2001, and 2000, and $3,290,000 and $3,532,000 for the six
     months ended September 30, 2001, and 2000.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact, if any, the adoption of this statement will have on our financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact the adoption of this statement will have on our financial position and results of operations.

5.   Marketable Securities

     Marketable securities consist of the following (in thousands):

                                                Gross       Gross
                                 Amortized  Unrealized  Unrealized    Market
        September 30, 2001          Cost        Gains      Losses      Value
        ------------------          ----        -----      ------      -----
        Debt securities          $ 241,370   $   848     $    100   $ 242,118
        Equity securities            7,790     8,280        1,118      14,952
                                 ---------   -------     --------   ---------
                                 $ 249,160   $ 9,128     $  1,218   $ 257,070
                                 =========   =======     ========   =========
        March 31, 2001
        --------------
        Debt securities          $  45,371   $   698     $     50   $  46,019
        Equity securities            5,762     4,684          750       9,696
                                 ---------   -------     --------   ---------
                                 $  51,133   $ 5,382     $    800   $  55,715
                                 =========   =======     ========   =========


     Maturities of debt securities at market value as of September 30, 2001, are as follows (in thousands):

         Mature in one year or less                           $218,978
         Mature after one year through five years                3,318
         Mature after five years                                19,822
                                                              --------
                                                                        $242,118
                                                              --------


6.   Balance Sheet Components

     Selected balance sheet components consist of the following at September 30, 2001, and March 31, 2001 (in thousands):

                                            September 30,         March 31,
                                               2001                  2001
                                               ----                  ----
        Inventories:
        Raw materials                        $  68,008              $ 57,825
        Work in process                         26,482                23,752
        Finished goods                          87,883                80,233
                                             ---------              --------
                                             $ 182,373              $161,810
                                             =========              ========

        Other current liabilities:
        Payroll and employee benefit plans   $  23,006              $ 12,542
        Medicaid                                16,358                 8,216
        Royalties                               10,735                 8,775
        Other                                   27,973                21,126
                                             ---------              --------
                                             $  78,072              $ 50,659
                                             =========              ========

7.   Long-Term Obligations

     Long-term obligations include accruals for deferred compensation pursuant to agreements with certain key employees and directors of approximately $22,149,000 and $16,512,000 at September 30, 2001, and March 31, 2001.
     Under these agreements, benefits are to be paid over periods of ten years to life commencing at retirement.

     We have recorded $3,897,000 and $5,845,000 in deferred revenue relating to a license and supply agreement as of September 30, 2001, and March 31, 2001. Revenue recognized relating to this agreement for the three and six months ended September 30, 2001, was $974,000 and $1,948,000.

     Additionally, we have other obligations of $643,000 and $987,000 as of September 30, 2001, and March 31, 2001, primarily related to a product sales agreement.

8.   Earnings Per Common Share

     Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average common shares outstanding adjusted for the dilutive effect of options granted under our stock option plans. The effect of dilutive stock options on the weighted average common shares outstanding was 1,966,000 and 934,000 for the three months ended September 30, 2001, and 2000, and 1,655,000 and 963,000 for the six months ended September 30, 2001, and 2000.

9.   Comprehensive Income

     Total comprehensive income is as follows (in thousands):

                                      Three Months Ended     Six Months Ended
                                         September 30,        September 30,
                                         -------------        -------------
                                      2001       2000        2001        2000
                                      ----       ----        ----        ----
Net earnings (loss)                  $64,136    $33,509    $114,784   $(42,580)
Other comprehensive (loss) income,
  net of tax:
    Unrealized (loss) gain on
      marketable securities           (1,035)     1,437       2,348       (243)
    Adjustment for gains included
      in net earnings (loss)             (67)       (66)       (201)      (748)
                                      ------    -------     -------    -------

Comprehensive income (loss)          $63,034    $34,880    $116,931    $(43,571)
                                     ========  ========   =========   =========

     Accumulated other comprehensive income, as reflected on the balance sheets, is comprised solely of the unrealized gain on marketable securities, net of deferred income taxes.

10.  Segment Reporting

     The following table presents comparative operating results for our operating segments (in thousands):

                              Three Months Ended           Six Months Ended
                                September 30,                September 30,
                                -------------                -------------

                                2001        2000           2001         2000
                                ----        ----           ----         ----
Generic:
Net revenues                 $ 252,817   $ 168,869      $ 462,639    $ 301,382
Segment profit                 127,851      47,793        217,256       76,454

Brand:
Net revenues                   $33,511     $38,686        $61,622      $73,428
Segment (loss) profit           (5,666)      6,724        (16,614)      11,522

Corporate/Other, net:
Segment loss                 $ (21,501)    $(2,159)     $ (20,820)   $(154,507)

Consolidated:
Net revenues                 $ 286,328   $ 207,555      $ 524,261    $ 374,810
Pretax earnings (loss)         100,684      52,358        179,822      (66,531)


                     Segment net revenues represent revenues from unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and general and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the six months ended September 30, 2000, Corporate includes the expense of $147,000,000 for the tentative FTC settlement (see Note 11).

                     Effective April 1, 2001, the decision was made that the Brand Segment would assume responsibility for the sales and marketing of EX phenytoin 100mg, which were previously included and evaluated in the operating results of the Generic Segment. Accordingly, the operating results of the Brand Segment for the three and six months ended September 30, 2000, have been revised to include the net revenues of $6,417,000 and $10,635,000 and the corresponding costs of sales of $1,266,000 and $2,160,000, respectively, for EX phenytoin 100mg previously included in the Generic Segment.

       The following table presents comparative total assets by operating segment, which includes a revision to the March 31, 2001, amounts to reflect EX phenytoin 100mg in the Brand Segment (in thousands):

                                      September 30,          March 31,
                                           2001                2001
                                           ----                ----

          Generic                       $ 647,600           $ 625,926
          Brand                           220,625             250,977
          Corporate/Other                 779,582             589,070
                                         --------            -------
          Consolidated                $ 1,647,807         $ 1,465,973
                                     ============         ===========



11.  Contingencies

     In December 1998, the Federal Trade Commission (FTC) filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two drugs.

     The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company had agreed to indemnify these parties. The Company is a party to other suits filed in the same court involving the Attorneys General from all states and the District of Columbia (States Attorneys General) and more than 25 putative class actions that allege the same conduct alleged in the FTC suit, as well as alleged violations of state antitrust and consumer protection laws.

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

     In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts and circumstances at issue in the FTC and States Attorneys General cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to $4,000,000 in attorneys' fees incurred by counsel in the consumer actions. The tentative settlement has been preliminarily approved by the court, pursuant to which the Company placed into escrow $35,000,000 in March 2001. Members of the settlement class, with respect to third party reimbursers, had until August 31, 2001, to exercise their right to exclude themselves from the settlement. Seventeen such parties exercised this right. Under the court's current schedule, a hearing with respect to final approval is scheduled for November 29, 2001.

     In total, the Company has agreed to pay up to $147,000,000 to settle these actions brought by the FTC, States Attorneys General, and certain private parties (Tentative Settlement). The Tentative Settlement also includes three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in this Tentative Settlement principally involve alleged direct purchasers such as wholesalers and distributors. In July 2001, the United States District Court for the District of Columbia certified a litigation class consisting of these direct purchasers. The Company filed a petition with the United States Court of Appeals for the District of Columbia seeking appellate review of the district court's order. The appellate court has ordered that the issues raised in the Company's petition be fully briefed and argued before the court. Members of the class certified by the district court have until November 1, 2001, to exercise their right to exclude themselves from this litigation.

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

     The Company filed an Abbreviated New Drug Application (ANDA) seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company had filed the appropriate certifications relating to the patents then listed in the Orange Book for this product. On November 21, 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the U.S. Food and Drug Administration (FDA) from granting final approval for the Company's buspirone ANDA. On November 30, 2000, the Company filed suit against the FDA and BMS in the United States District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting a bond in the amount of $25,000,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the United States Court of Appeals for the Federal Circuit, the FDA granted approval for the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company commenced marketing and selling the product in March 2001. BMS appealed the preliminary injunction order to both the United States Court of Appeals for the Federal Circuit and the United States Court of Appeals for the District of Columbia Circuit. The District of Columbia Circuit denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit. The Federal Circuit heard oral arguments on July 12, 2001.

     On October 12, 2001, the Federal Circuit overturned the lower court ruling and held that the Company did not have standing to challenge the listing of BMS' patent, which the court viewed as an improper effort to enforce the Federal Food, Drug and Cosmetic Act. The appellate court did not address the lower court's determination that the BMS patent does not claim buspirone or a method of administration of the drug. The Company is reviewing the appellate opinion and has 45 days in which to ask for reconsideration by the appellate court. The appellate court's ruling will not become final prior to the expiration of the 45-day period.

     The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the United States District Court for the Northern District of West Virginia. The suit seeks a declaratory judgement of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the United States District Court for the District of Vermont and also in the United States Court for the Southern District of New York. In each of these cases, BMS asserts the Company infringes BMS' patent and seeks to rescind FDA approval of the Company's 15mg and 30mg strengths and to block approval of the 5mg and 10mg strengths. It is expected that BMS will seek to recover damages equal to the profits it has lost as a result of the Company's sales of this product. The Company subsequently filed motions to dismiss the Vermont case and to dismiss and transfer the New York case to the United States District Court for the Northern District of West Virginia. The Judicial Panel on Multi-District Litigation recently ordered these cases, along with another patent case and numerous anti-trust plaintiffs filed against BMS, be consolidated in the United States District Court for the Southern District of New York. While these suits are in the early stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend its position.

     A final decision unfavorable to the Company in the case on appeal or any of the three cases involving the non-infringement, validity, and enforceability of BMS' patents could prevent the Company from continuing its sales of buspirone and could result in forfeiture of its bond (in the case on appeal) or other damages, any of which could have a material adverse effect on the Company's results of operations and financial position.

     In February 2001, Biovail Corporation and Biovail Laboratories Inc. (Biovail) filed suit against the Company and Pfizer Inc. (Pfizer) in United States Federal District Court for the Eastern District of Virginia alleging anti-trust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to United States Federal District Court for the Northern District of West Virginia, which was granted. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's results of operations and financial position.

     The Company has been named as a defendant in five separate suits alleging anti-trust claims based on a settlement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer Inc. regarding nifedipine. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position. An adverse outcome in any of these suits could have a material adverse effect on the Company's results of operations and financial position.

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

     Biovail Laboratories Inc. (Biovail Inc.) has filed a demand for arbitration against the Company with the American Arbitration Association. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail Inc. The Company terminated the agreement in March 2001. Biovail Inc.'s allegations include breach of contract, breach of implied covenant of good faith and fair dealing, and unfair competition. While this matter is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail Inc. and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's results of operations and financial position.

     NAPRO Biotherapeutics Inc. (NAPRO) and Abbott Laboratories Inc. (Abbott) filed suit against the Company in United States Federal District Court for the Western District of Pennsylvania. Plaintiffs allege the Company's manufacture, use and sale of paclitaxel infringes certain patents owned by NAPRO and allegedly licensed to Abbott. The Company began selling paclitaxel on July 25, 2001. Abbott has filed an ANDA seeking approval to sell paclitaxel. The regulatory review status of the Abbott application is unknown to the Company. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend its position. An adverse outcome in this suit could have a material adverse effect on the Company's results of operations and financial position.

     We are involved in various other legal proceedings that are considered normal to our business. While it is not feasible to predict the ultimate outcome of such other proceedings, it is the opinion of management that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

The following discussion and analysis should be read in conjunction with the consolidated financial statements, the related notes to consolidated financial statements and management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2001, and the unaudited interim consolidated financial statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q.

     The following table presents comparative results of operations for each of our business segments (in millions):

                                   Three Months Ended                      Six Months Ended
                                      September 30,                         September 30,
                                      -------------                         -------------
                                  2001        2000     Change        2001        2000      Change
                                  ----        ----     ------        ----        ----      ------

Consolidated:
Net revenues                      $286.3    $207.6     37.9%        $524.3     $ 374.8     39.9%
Gross profit                       163.8      94.0     74.3%         285.6       167.7     70.3%
Research and development            16.5      17.3     -4.6%          33.2        33.8     -1.8%
Selling and marketing               14.3      13.4      6.7%          29.4        28.9      1.7%
General and administrative          33.8      22.5     50.2%          59.4        44.8     32.6%
Pretax earnings (loss)             100.7      52.4                   179.8       (66.5)

Generic:
Net revenues                      $252.8    $168.9     49.7%        $462.7     $ 301.4     53.5%
Gross profit                       145.1      69.1    110.0%         254.2       120.6    110.8%
Research and development             7.4      12.8    -42.2%          16.7        26.6    -37.2%
Selling and marketing                3.2       3.2      0.0%           6.3         6.9     -8.7%
General and administrative           6.6       5.4     22.2%          14.0        10.7     30.8%
Segment profit                     127.9      47.8                   217.3        76.5

Brand:
Net revenues                      $ 33.5    $ 38.7    -13.4%        $ 61.6       $73.4    -16.1%
Gross profit                        18.7      24.9    -24.9%          31.4        47.1    -33.3%
Research and development             9.1       4.5    102.2%          16.5         7.2    129.2%
Selling and marketing               11.1      10.2      8.8%          23.1        22.0      5.0%
General and administrative           4.3       3.5     22.9%           8.4         6.4     31.3%
Segment (loss) profit               (5.7)      6.8                   (16.6)       11.5

Corporate/Other:
Segment loss                      $(21.5)   $ (2.2)                 $(20.9)    $(154.5)


                     Segment net revenues represent revenues from unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and general and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the six months ended September 30, 2000, Corporate includes the expense of $147.0 million for the tentative FTC settlement (see Note 11 to the Consolidated Financial Statements).

                     Effective April 1, 2001, the decision was made that the Brand Segment would assume responsibility for the sales and marketing of EX phenytoin 100mg, which were previously included and evaluated in the operating results of the Generic Segment. Accordingly, the operating results of the Brand Segment for the three and six months ended September 30, 2000, have been revised to include the net revenues of $6.4 million and $10.6 million and the corresponding costs of sales of $1.3 million and $2.2 million, respectively, for EX phenytoin 100mg previously included in the Generic Segment.

Results of Operations
---------------------

Three months ended September 30, 2001, compared to three months ended September 30, 2000

Net earnings for the three months ended September 30, 2001, were $64.1 million, or $.50 per diluted share, compared to $33.5 million, or $.27 per diluted share, for the same prior year quarter, an increase of $30.6 million or $.23 per diluted share.

Net Revenues and Gross Profit

Net revenues for the quarter ended September 30, 2001, were $286.3 million compared to $207.6 million for the prior year quarter, a $78.7 million or 37.9% increase. Gross profit for the current quarter was $163.8 million, or 57.2% of net revenues, compared to $94.0 million, or 45.3% of net revenues, for the prior year quarter, a $69.8 million or 74.3% increase.

Generic net revenues increased $83.9 million or 49.7% to $252.8 million for the current quarter from $168.9 million for the prior year quarter. This increase, as well as the increase in gross profit, is primarily due to new products launched subsequent to September 30, 2000, and an overall increase in other generic product sales. Product mix, along with previous price increases, also contributed to the increased net revenues and gross profit. Buspirone net revenues for the current quarter were $36.8 million.

Our 180-day market exclusivity for buspirone HCl 15mg expired in late September 2001, at which time we expected to experience pricing and volume pressures due to competition. However, due to pediatric labeling issues surrounding the branded product Buspar(R), the U.S. Food and Drug Administration (FDA) is currently withholding additional approvals for generics. Legislation is currently in the United States Congress that may provide clarity and direction relating to these issues. As a result, no other manufacturers have been approved to market this product. Upon resolution of the pediatric labeling issues and approval of additional generics, we expect to experience the pricing and volume pressures mentioned above. The 180-day market exclusivity for our buspirone HCl 30mg will expire in early January 2002. See Note 11 to the Consolidated Financial Statements regarding the current litigation of certain issues relating to our buspirone ANDAs.

Because of the significant uncertainties regarding the amount of potential price adjustments that may ultimately occur in connection with these unique market conditions for our buspirone HCl 15mg product, we are unable to reasonably estimate the amount of such adjustments and have not recognized revenue on certain product shipments.

We continue to expect pricing and volume pressures on nifedipine. Due to contractual arrangements, our gross profit as a percent of net revenues will remain constant, while net revenues and gross profit dollars are expected to continue to decrease.

Generic volume, excluding unit dose, increased 16.4% to 2.530 billion doses from
2.173 billion doses for the prior year quarter.

Brand net revenues for the current quarter were $33.5 million compared to $38.7 million for the prior year quarter, a $5.2 million or 13.4% decrease. This decrease is primarily due to the curtailment of end of quarter promotional programs in the current period.

Research and Development

Research and development expenses for the quarter ended September 30, 2001, were $16.5 million, or 5.8% of net revenues, compared to $17.3 million, or 8.3% of net revenues for the prior year quarter.

Generic expenses decreased primarily due to the timing of studies being conducted and the inclusion of certain milestone payments in the prior year quarter. The increase in brand expenses is primarily related to expenses associated with nebivolol.

We are actively pursuing and are involved in joint development projects in an effort to complement and broaden both our generic and brand product lines. Many of these arrangements require us to provide payments upon the attainment of specified milestones. While these arrangements help to reduce our financial risk for unsuccessful projects, fulfillment of milestones or the occurrence of other obligations may result in fluctuations in research and development expenses.

Selling and Marketing

Selling and marketing expenses for the current quarter were $14.3 million, or 5.0% of net revenues, compared to $13.4 million, or 6.5% of net revenues, for the prior year quarter. This increase is primarily due to increased brand payroll and payroll related expenses.

General and Administrative

General and administrative expenses for the current quarter were $33.8 million, or 11.8% of net revenues, compared to $22.5 million, or 10.8% of net revenues, for the prior year quarter, an $11.3 million increase.

This increase is primarily due to increased payroll related expenses in the Corporate Segment, principally expense associated with retirement benefits for executives and management employees. Additionally, the increase in brand general and administrative expenses is primarily due to increased relocation expenses in the current quarter which were partially offset by the prior year quarter write-down of intangible assets relating to Zagam(R).

Other Income

Other income for the current quarter was $2.6 million compared to $11.6 million for the prior year quarter, a $9.0 million decrease. For the current quarter, results on our investments in limited partnerships were approximately breakeven compared to income of $11.2 million for the prior year quarter. The prior year quarter included write-downs of certain investments.

Six months ended September 30, 2001, compared to six months ended September 30, 2000

Net earnings for the six months ended September 30, 2001, were $114.8 million, or $.90 per diluted share, compared to a net loss of $42.6 million, or $.33 per diluted share, for the same prior year period. Excluding the tentative FTC settlement, net earnings for the six months ended September 30, 2000, were $51.5 million, or $.40 per diluted share, representing an increase for the current six months of $63.3 million, or $.50 per diluted share. See Note 11 to the Consolidated Financial Statements regarding the tentative FTC settlement.

Net Revenues and Gross Profit

Net revenues for the six months ended September 30, 2001, were $524.3 million, a $149.5 million or 39.9% increase from the $374.8 million in net revenues for the prior year's six months. Gross profit for the current six months was $285.6 million, or 54.5% of net revenues, compared to $167.7 million, or 44.7% of net revenues, for the prior year's six months, a $117.9 million or 70.3% increase.

Generic net revenues for the current six months were $462.7 million compared to $301.4 million for the prior year's six months, a $161.3 million or 53.5% increase. This increase, as well as the increase in gross profit, is primarily due to new products launched subsequent to September 30, 2000, as well as an overall increase in generic product sales, product mix and prices. The elimination of prior year's investment buy programs also contributed to the increase. Buspirone net revenues for the current six months were $70.5 million. Generic volume, excluding unit dose, for the current six months was 5.139 billion doses compared to 3.864 billion doses for the prior year's six months, a
1.275 billion or 33.0% increase.

Brand net revenues for the current six months were $61.6 million compared to $73.4 million for the prior year's six months, a $11.8 million or 16.1% decrease. This decrease in brand net revenues, as well as the decrease in gross profit, is primarily due to fourth quarter fiscal 2001 buy-ins to pre-announced price increases, the curtailment of end of quarter promotional programs and higher sales allowances.

Research and Development

Research and development expenses for the current six months were $33.2 million, or 6.3% of net revenues, compared to $33.8 million, or 9.0% of net revenues, for the prior year's six months. Decreased generic expenses, primarily due to the timing of studies being conducted and the inclusion of certain milestone payments in the prior year period, were partially offset by increased brand expenses, primarily related to nebivolol.

Selling and Marketing

Selling and marketing expenses for the current six months were $29.4 million, or 5.6% of net revenues, compared to $28.9 million, or 7.7% of net revenues, for the prior year's six months. Generic selling and marketing expenses were relatively unchanged for the comparable periods, while brand expenses increased slightly due to increased advertising and promotional expenses.

General and Administrative

General and administrative expenses for the current six months were $59.4 million, or 11.3% of net revenues, compared to $44.8 million, or 12.0% of net revenues, for the prior year's six months. This increase is primarily due to increased Corporate payroll related expense, principally associated with retirement benefits for executives and management employees, and increased legal expense.

Tentative Litigation Settlement

In the quarter ended June 30, 2000, we recorded a tentative settlement with the FTC, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to pricing issues and raw material contracts on two of our products (see Note 11 to the Consolidated Financial Statements).

Other Income

Other income for the current six months was $18.0 million compared to $22.2 million for the prior year's six months, a $4.2 million decrease. This decrease is primarily due to income recognized on our investments in limited partnerships for the current six months of $12.0 million, down from $16.0 million for the prior year's six months.


Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

Our cash and cash equivalents and working capital were $200.7 million and $710.6 million at September 30, 2001, compared to $229.2 million and $588.0 million at March 31, 2001. The primary source of operating capital used to grow our business continues to be generated through our product sales. Cash flows from operating activities for the current six months of fiscal 2002 were $183.1 million versus $52.1 million for the same prior year period.

Our investments in marketable securities increased $201.4 million to $257.1 million at September 30, 2001, from $55.7 million at March 31, 2001. This increase is primarily attributed to both an increase in cash available to invest, as well as a shift from investments with maturity terms of less than 90 days, which are classified as cash and cash equivalents, to investments with maturities greater than 90 days but less than one year. Such investments increased to $217.9 million at September 30, 2001, compared to $25.9 million at March 31, 2001. Additionally, we plan to continue to substantially liquidate our investment in a limited partnership fund, included in other assets, throughout the fiscal year.

Capital expenditures continue to be principally funded by our operating activities. Capital expenditures for the six months ended September 30, 2001, were $6.6 million compared to $15.8 million for the prior year's six months. The prior year period included payments for constructing a sales and administration building in Morgantown, West Virginia, and an addition to one of our generic manufacturing facilities in Puerto Rico. During the quarter ended June 30, 2001, we sold an administration facility in Sugar Land, Texas. We currently have a contract to sell a liquid pharmaceutical manufacturing facility, a warehouse, and related assets in Largo, Florida.

We continue to pay quarterly cash dividends of $.04 per common share. Dividend payments totaled $10.0 million during the first six months of fiscal year 2002.

We believe that operating activities from the sale of our pharmaceutical products will be our principal source of cash. However, to provide us with additional operating leverage if needed, we have entered into an agreement with a commercial bank to establish a revolving line of credit up to $50.0 million. As of September 30, 2001, we did not have any outstanding borrowings under this line of credit. Additionally, we believe that the acquisition of new products, as well as other companies, will play a strategic role in our growth. Consequently, we may incur additional indebtedness to finance these potential acquisitions which would impact future liquidity and most likely subject us to various debt covenants.

We have deposited $135.0 million relating to the tentative FTC settlement (see
Part II, Item 1, Legal Proceedings, of this form). We have an additional $12.0 million obligation to fund. If the tentative settlement is not given final court approval, the outcome of continued litigation of these cases could have a material adverse effect on our financial position and results of operations.

Our payments for state and federal income taxes increased $38.4 million during the six months ended September 30, 2001, to $47.2 million compared to $8.8 million for the six months ended September 30, 2000. Payments during the first six months of fiscal 2001 were lower as a result of lower taxable income resulting from the tentative FTC settlement.


Recent Accounting Pronouncements
--------------------------------

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

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting.

Under the provisions of SFAS No. 142, intangible assets with indefinite lives and goodwill will no longer be amortized, but will be subject to at least annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. We will adopt the provisions of SFAS No. 142 effective April 1, 2002. We are currently evaluating the impact the adoption of SFAS No. 142 will have on our consolidated financial position and results of operations. The amortization expense for goodwill and certain other intangible assets, as defined in SFAS No. 142, was $1,645,000 and $1,766,000 for the three months ended September 30, 2001, and 2000, and $3,290,000 and $3,532,000 for the six months ended September 30, 2001, and 2000.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact, if any, the adoption of this statement will have on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact the adoption of this statement will have on our financial position and results of operations.


Forward-Looking Statements
--------------------------

The statements set forth in this Report concerning the manner in which we intend to conduct our future operations, potential trends that may impact future results of operations, and our beliefs or expectations about future operations are forward-looking statements. We may be unable to realize our plans and objectives due to various important factors, including, but not limited to, an acceleration in the erosion of prices of our generic pharmaceutical products, the inability to obtain timely FDA approval for new generic or brand products, the failure to find acceptance of our brand products in the marketplace, the continued litigiousness by brand manufacturers designed to delay the introduction of our generic products, the failure to receive court approval of the Tentative Settlement, the failure to favorably litigate or resolve the remaining cases that are not a part of the Tentative Settlement or the claims of the parties that have elected not to participate in this elective settlement, the failure to favorably litigate or resolve the buspirone cases or the other cases described in Note 11 to the Consolidated Financial Statements, and the factors described under "Forward Looking Statements" in Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

The information required by Item 3 has been disclosed in Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2001. There has been no material change in the disclosure regarding market risk, except as described below.

Our marketable securities and cash and cash equivalents of $457.8 million represent 28% of our total assets. The fair market value of our debt and equity securities held at September 30, 2001, was $257.1 million, of which $242.1 million is invested in debt securities and the remaining $15.0 million is invested in public common stock equities and mutual funds. Our investments in debt securities that mature in one year or less, which are generally less sensitive to interest rate fluctuations than is the case with longer-term debt instruments, were $219.0 million, or 85% of the total market value of marketable securities at September 30, 2001. Collectively, our marketable securities represent 16% of our total assets. Assuming an instantaneous 10% decrease in the market value of all of our marketable securities, the change in the fair market value of these securities would be $25.7 million.


                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

In December 1998, the Federal Trade Commission (FTC) filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two drugs.

The FTC also sued in the same case the foreign supplier of the raw materials, the supplier's parent company and its United States distributor. Under the terms of the agreements related to these raw materials, the Company had agreed to indemnify these parties. The Company is a party to other suits filed in the same court involving the Attorneys General from all states and the District of Columbia (States Attorneys General) and more than 25 putative class actions that allege the same conduct alleged in the FTC suit, as well as alleged violations of state antitrust and consumer protection laws.

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

In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts and circumstances at issue in the FTC and States Attorneys General cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to $4,000,000 in attorneys' fees incurred by counsel in the consumer actions. The tentative settlement has been preliminarily approved by the court, pursuant to which the Company placed into escrow $35,000,000 in March 2001. Members of the settlement class, with respect to third party reimbursers, had until August 31, 2001, to exercise their right to exclude themselves from the settlement. Seventeen such parties exercised this right. Under the court's current schedule, a hearing with respect to final approval is scheduled for November 29, 2001.

In total, the Company has agreed to pay up to $147,000,000 to settle these actions brought by the FTC, States Attorneys General, and certain private parties (Tentative Settlement). The Tentative Settlement also includes three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in this Tentative Settlement principally involve alleged direct purchasers such as wholesalers and distributors. In July 2001, the United States District Court for the District of Columbia certified a litigation class consisting of these direct purchasers. The Company filed a petition with the United States Court of Appeals for the District of Columbia seeking appellate review of the district court's order. The appellate court has ordered that the issues raised in the Company's petition be fully briefed and argued before the court. Members of the class certified by the district court have until November 1, 2001, to exercise their right to exclude themselves from this litigation.

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

The Company filed an Abbreviated New Drug Application (ANDA) seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company had filed the appropriate certifications relating to the patents then listed in the Orange Book for this product. On November 21, 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the U.S. Food and Drug Administration (FDA) from granting final approval for the Company's buspirone ANDA. On November 30, 2000, the Company filed suit against the FDA and BMS in the United States District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting a bond in the amount of $25,000,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the United States Court of Appeals for the Federal Circuit, the FDA granted approval for the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company commenced marketing and selling the product in March 2001. BMS appealed the preliminary injunction order to both the United States Court of Appeals for the Federal Circuit and the United States Court of Appeals for the District of Columbia Circuit. The District of Columbia Circuit denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit. The Federal Circuit heard oral arguments on July 12, 2001.

On October 12, 2001, the Federal Circuit overturned the lower court ruling and held that the Company did not have standing to challenge the listing of BMS' patent, which the court viewed as an improper effort to enforce the Federal Food, Drug and Cosmetic Act. The appellate court did not address the lower court's determination that the BMS patent does not claim buspirone or a method of administration of the drug. The Company is reviewing the appellate opinion and has 45 days in which to ask for reconsideration by the appellate court. The appellate court's ruling will not become final prior to the expiration of the 45-day period.

The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the United States District Court for the Northern District of West Virginia. The suit seeks a declaratory judgement of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the United States District Court for the District of Vermont and also in the United States Court for the Southern District of New York. In each of these cases, BMS asserts the Company infringes BMS' patent and seeks to rescind FDA approval of the Company's 15mg and 30mg strengths and to block approval of the 5mg and 10mg strengths. It is expected that BMS will seek to recover damages equal to the profits it has lost as a result of the Company's sales of this product. The Company subsequently filed motions to dismiss the Vermont case and to dismiss and transfer the New York case to the United States District Court for the Northern District of West Virginia. The Judicial Panel on Multi-District Litigation recently ordered these cases, along with another patent case and numerous anti-trust plaintiffs filed against BMS, be consolidated in the United States District Court for the Southern District of New York. While these suits are in the early stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend its position.

A final decision unfavorable to the Company in the case on appeal or any of the three cases involving the non-infringement, validity, and enforceability of BMS' patents could prevent the Company from continuing its sales of buspirone and could result in forfeiture of its bond (in the case on appeal) or other damages, any of which could have a material adverse effect on the Company's results of operations and financial position.

In February 2001, Biovail Corporation and Biovail Laboratories Inc. (Biovail) filed suit against the Company and Pfizer Inc. (Pfizer) in United States Federal District Court for the Eastern District of Virginia alleging anti-trust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to United States Federal District Court for the Northern District of West Virginia, which was granted. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's results of operations and financial position.

The Company has been named as a defendant in five separate suits alleging anti-trust claims based on a settlement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer Inc. regarding nifedipine. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position. An adverse outcome in any of these suits could have a material adverse effect on the Company's results of operations and financial position.

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

Biovail Laboratories Inc. (Biovail Inc.) has filed a demand for arbitration against the Company with the American Arbitration Association. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail Inc. The Company terminated the agreement in March 2001. Biovail Inc.'s allegations include breach of contract, breach of implied covenant of good faith and fair dealing, and unfair competition. While this matter is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail Inc. and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's results of operations and financial position.

NAPRO Biotherapeutics Inc. (NAPRO) and Abbott Laboratories Inc. (Abbott) filed suit against the Company in United States Federal District Court for the Western District of Pennsylvania. Plaintiffs allege the Company's manufacture, use and sale of paclitaxel infringes certain patents owned by NAPRO and allegedly licensed to Abbott. The Company began selling paclitaxel on July 25, 2001. Abbott has filed an ANDA seeking approval to sell paclitaxel. The regulatory review status of the Abbott application is unknown to the Company. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend its position. An adverse outcome in this suit could have a material adverse effect on the Company's results of operations and financial position.

We are involved in various other legal proceedings that are considered normal to our business. While it is not feasible to predict the ultimate outcome of such other proceedings, it is the opinion of management that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

The following provides a summary of votes cast for the proposals on which our shareholders voted at our Annual Meeting of Shareholders held on July 26, 2001:

    Proposal No. 1 - Election of Nine Directors

         Nominee                          For             Withheld
         -------                          ---             --------
        Milan Puskar                   82,299,930         30,373,453
        Dana G. Barnett               108,005,226          4,668,156
        Leslie B. Daniels             107,996,357          4,677,025
        Laurence S. DeLynn            107,595,968          5,077,413
        John C. Gaisford, MD          107,558,407          5,114,974
        Douglas J. Leech              105,249,294          7,424,085
        Patricia A. Sunseri            82,278,830         30,394,553
        C.B. Todd                     108,023,000          4,650,382
        Stuart A. Williams            107,203,648          5,469,735

   Proposal No. 2 - Approval of an Executive Bonus Plan
                                      For             Against          Abstain
                                      ---             -------          -------
                                  104,844,137        7,014,884         814,339

   Proposal No. 3 - Approval of the appointment of Deloitte & Touche LLP as independent auditors
                                      For             Against          Abstain
                                      ---             -------          -------
                                  111,201,871        1,123,755         347,751




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

                10.1 Salary Continuation Plan with Milan Puskar dated January 27, 1995, and Patricia Sunseri dated March 14, 1995, as amended to date, filed herewith.

b.       Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report filed on Form 10-Q for the quarterly period ended September 30, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Mylan Laboratories Inc.
                                            (Registrant)


DATE  11/1/01                         /s/ Milan Puskar
     --------------------             ------------------------------
                                      Milan Puskar
                                      Chairman of the Board and
                                      Chief Executive Officer


DATE  11/1/01                         /s/ Gary E. Sphar
     --------------------             ------------------------------
                                      Gary E. Sphar
                                      Vice President, Finance
                                      Mylan Pharmaceuticals Inc.
                                     (Principal financial officer and
                                      chief accounting officer)