Form 10-Q
period 2001-12-31
MYLAN LABORATORIES INC
filed 2002-02-01
CIK 69499

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10 - Q
--------------------------------------------------------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2001

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                  Outstanding at
        Class of Common Stock                     January 28, 2002
        ---------------------                     ----------------
        $.50 par value                               125,861,404

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         For the Quarterly Period Ended
                                December 31, 2001

                                      INDEX



                                                                        Page
                                                                       Number
                                                                       ------

PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements

          Consolidated Statements of Earnings - Three and Nine

          Months EndedDecember 31, 2001, and 2000                         2

          Consolidated Balance Sheets - December 31, 2001,
          and March 31, 2001                                              3

          Consolidated Statements of Cash Flows - Nine
          Months Ended December 31, 2001, and 2000                        4

          Notes to Consolidated Financial Statements                      5

     ITEM 2. Management's  Discussion  and Analysis of Financial
          Condition and Results of Operations                            15

     ITEM 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                    23


PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings                                        23

        ITEM 6. Exhibits and Reports on Form 8-K                         29


SIGNATURES                                                               29

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                  FOR THE THREE AND NINE MONTHS ENDED DECEMBER
                        31, 2001, AND 2000 (unaudited; in
                      thousands, except per share amounts)


                                                    Three Months Ended        Nine Months Ended
                                                        December 31,            December 31,
                                                        ------------            ------------
                                                     2001         2000        2001         2000
                                                     ----         ----        ----         ----
Net revenues                                     $ 297,191    $ 223,238   $ 821,452    $ 598,048
Cost of sales                                      119,819      120,970     358,444      328,031
                                                 ---------    ---------   ---------    ---------
Gross profit                                       177,372      102,268     463,008      270,017

Operating expenses:
Research and development                            13,441       15,816      46,687       49,614
Selling and marketing                               15,279       14,852      44,675       43,737
General and administrative                          28,705       22,926      88,122       67,761
Tentative litigation settlement                       --           --          --        147,000
                                                 ---------    ---------   ---------    ---------
Earnings (loss) from operations                    119,947       48,674     283,524      (38,095)

Equity in (loss) earnings of Somerset               (1,714)       1,255      (3,490)        (751)
Other income, net                                    4,879        8,892      22,900       31,136
                                                 ---------    ---------   ---------    ---------
Earnings (loss) before income taxes                123,112       58,821     302,934       (7,710)
Provision for income taxes                          44,936       21,176     109,974       (2,775)
                                                 ---------    ---------   ---------    ---------
Net earnings (loss)                              $  78,176    $  37,645   $ 192,960    $  (4,935)
                                                 =========    =========   =========    ==========

Earnings (loss) per common share:
  Basic                                          $    0.62    $    0.30   $    1.54    $   (0.04)
                                                 =========    =========   =========    ==========
  Diluted                                        $    0.61    $    0.30   $    1.52    $   (0.04)
                                                 =========    =========   =========    ==========
Weighted average common shares:
  Basic                                            125,592      124,809     125,332      126,077
                                                 =========    =========   =========    ==========
  Diluted                                          127,891      126,004     127,153      127,117
                                                 =========    =========   =========    ==========
Cash dividends declared per common share:        $    0.04    $    0.04   $    0.12    $    0.12
                                                 =========    =========   =========    ==========

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)


                                                    December 31,    March 31,
                                                        2001         2001
Assets                                                            (unaudited)
Current assets:
Cash and cash equivalents                            $  153,423   $  229,183
Marketable securities                                   432,038       55,715
Accounts receivable, net                                165,443      232,599
Inventories                                             196,777      161,810
Deferred income tax benefit                              81,184       59,474
Deposit - tentative litigation settlement               135,000      135,000
Other current assets                                      7,516        5,443
                                                     ----------   ----------
Total current assets                                  1,171,381      879,224

Property, plant and equipment, net                      163,460      168,396
Intangible assets, net                                  280,616      296,181
Investment in and advances to Somerset                   23,950       27,621
Other assets                                             97,267       94,551
                                                     ----------   ----------
Total assets                                         $1,736,674   $1,465,973
                                                     ==========   ==========
Liabilities and shareholders' equity
Liabilities:
Current liabilities:
Trade accounts payable                               $   38,307   $   48,928
Income taxes payable                                     89,501       34,348
Current portion of long-term obligations                  2,028        5,245
Cash dividends payable                                    5,036        5,007
Tentative litigation settlement                         147,000      147,000
Other current liabilities                                81,015       50,659
                                                     ----------   ----------
Total current liabilities                               362,887      291,187

Long-term obligations                                    25,239       23,345
Deferred income tax liability                            21,665       18,905
                                                     ----------   ----------
Total liabilities                                       409,791      333,437
                                                     ----------   ----------
Shareholders' equity:
Preferred stock - par value $.50 per share
Shares authorized: 5,000,000
Shares issued: none                                        --           --
Common stock - par value $.50 per share
Shares authorized: 300,000,000
Shares issued: 131,448,878 at December 31, 2001, and
                  130,689,762 at March 31, 2001          65,724       65,345
Additional paid-in capital                              338,084      322,987
Retained earnings                                     1,018,651      840,741
Accumulated other comprehensive income                    6,660        2,983
                                                     ----------   ----------
                                                      1,429,119    1,232,056
Less treasury stock - at cost
Shares: 5,813,033 at December 31, 2001, and
  5,731,913 at March 31, 2001                           102,236       99,520
                                                     ----------   ----------
Total shareholders' equity                            1,326,883    1,132,536
                                                     ----------   ----------
Total liabilities and shareholders' equity           $1,736,674   $1,465,973
                                                     ==========   ==========

                 See Notes to Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2001, AND 2000
                            (unaudited; in thousands)

                                                            2001         2000
                                                           ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                      $ 192,960    $  (4,935)
Adjustments to reconcile net earnings (loss) to net ca
provided from operating activities:
Depreciation and amortization                               34,906       30,965
(Gain) loss on disposal or sale of fixed assets               (711)         363
Income tax benefit                                         (20,930)     (25,848)
Equity in loss of Somerset                                   3,490          751
Cash received from Somerset                                    181          308
Change in allowances for accounts receivable                79,055       22,704
Write-off of investments and intangibles
to net realizable value                                      2,482        8,270
Deposit - tentative litigation settlement                     --       (100,000)
Tentative litigation settlement                               --        147,000
Other noncash items                                        (12,670)     (14,492)
Changes in operating assets and liabilities:
    Increase in accounts receivable                        (11,899)     (32,118)
    Increase in inventories                                (34,102)     (32,574)
    (Decrease) increase in trade accounts payable          (10,620)      20,074
    Increase in income taxes                                55,153       12,767
    Other, net                                              27,638         (174)
                                                         ----------   ----------
Net cash provided from operating activities                304,933       33,061
                                                         ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                       (13,980)     (19,865)
Proceeds from sale of fixed assets                           4,848           82
Proceeds from sale of intangible and other assets            4,882       37,568
Proceeds from sale of marketable securities                251,239      117,360
Purchase of marketable securities                         (621,922)     (55,755)
                                                         ----------   ----------
Net cash (used in) provided from investing activities     (374,933)      79,390
                                                         ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term obligations                           (3,342)      (1,390)
Cash dividends paid                                        (15,021)     (15,151)
Purchase of common stock for treasury                         --        (91,456)
Proceeds from exercise of stock options                     12,603        4,450
                                                         ----------   ----------
Net cash used in financing activities                       (5,760)    (103,547)
                                                         ----------   ----------
Net (decrease) increase in cash                            (75,760)       8,904
Cash - beginning of period                                 229,183      203,493
                                                         ----------   ----------
Cash - end of period                                     $ 153,423    $ 212,397
                                                         ==========   ==========
Cash paid during the period for:
Interest                                                 $     150    $     198
                                                         ==========   ==========
Income taxes                                             $  72,036    $  10,306
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

     The consolidated results of operations for the three and nine months ended December 31, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

2.   Reclassification

     Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders' equity.

3.   Revenue Recognition

     We recognize revenue for product sales upon shipments to customers when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks, promotional and other potential adjustments, are determinable. Accounts receivable are presented net of allowances relating to these provisions, which were $197,432,000 and $118,377,000 at December 31, 2001, and March 31, 2001. During the quarter ended December 31, 2001, we did not recognize revenue on certain shipments of one of our products due to a unique event surrounding this particular product. The uniqueness of this event has caused significant uncertainties associated with the marketing of this product and the ultimate date competitors will be approved by the FDA for entry into the market and, thus, has resulted in our inability to reasonably estimate the related price adjustments that may occur. See Part I, Item 2,

     Management's Discussion and Analysis of Financial Condition and Results of Operations, for further information.

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

     In June 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will no longer be amortized, but will be subject to at least annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. We will adopt the provisions of SFAS No. 142 effective April 1, 2002. We are currently evaluating the impact this adoption will have on our consolidated financial position and results of operations. The amortization expense for goodwill and certain other intangible assets, as defined in SFAS No. 142, was $1,641,000 and $1,766,000 for the three months ended December 31, 2001, and 2000, and $4,931,000 and $5,298,000 for the nine months ended December 31, 2001, and 2000.

     Also in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact, if any, the adoption of this statement will have on our financial position and results of operations.

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

5.   Marketable Securities

     Marketable securities consist of the following (in thousands):

                                         Gross      Gross
                           Amortized  Unrealized  Unrealized   Market
        December 31, 2001     Cost      Gains      Losses      Value
        -----------------     ----      -----      ------      -----
        Debt securities     $413,354   $    631   $    376   $413,609
        Equity securities      8,462     10,841        874     18,429
                            --------   --------   --------   --------
                            $421,816   $ 11,472   $  1,250   $432,038
                            ========   ========   ========   ========
        March 31, 2001

        Debt securities     $ 45,371   $    698   $     50   $ 46,019
        Equity securities      5,762      4,684        750      9,696
                            --------   --------   --------   --------
                            $ 51,133   $  5,382   $    800   $ 55,715
                            ========   ========   ========   ========



     Maturities of debt securities at market value as of December 31, 2001, are as follows (in thousands):

        Mature within one year           $394,943
        Mature in one to five years         2,836
        Mature in five years and later     15,830
                                         --------
                                         $413,609
                                         ========


6.   Balance Sheet Components

     Selected balance sheet components consist of the following (in thousands):


                                                December 31,  March 31,
                                                    2001       2001
                                                    ----       ----
        Inventories:
        Raw materials                             $ 76,553   $ 57,825
        Work in process                             25,730     23,752
        Finished goods                              94,494     80,233
                                                  --------   --------
                                                  $196,777   $161,810
                                                  ========   ========

        Other current liabilities:
        Payroll and employee benefit plans        $ 31,753   $ 12,542
        Other                                       49,262     38,117
                                                  --------   --------
                                                  $ 81,015   $ 50,659
                                                  ========   ========

7.   Long-Term Obligations

     Long-term obligations consist of the following (in thousands):


                                               December 31,   March 31,
                                                    2001        2001
                                                    ----        ----

        Deferred compensation                       $22,201   $16,512
        Deferred revenue                              2,923     5,845
        Other                                           115       988
                                                    -------   -------
                                                    $25,239   $23,345
                                                    =======   =======


8.   Earnings Per Common Share (EPS)

     Basic EPS is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of options granted under our stock option plans. The effect of dilutive stock options on the weighted average number of common shares outstanding was 2,299,000 and 1,195,000 for the three months ended December 31, 2001, and 2000, and 1,821,000 and 1,040,000 for the nine months ended December 31, 2001, and 2000.

9.   Comprehensive Income

     Total comprehensive income is as follows (in thousands):

                                                  Three Months Ended        Nine Months Ended
                                                     December 31,             December 31,
                                                  2001         2000         2001         2000
                                                  ----         ----         ----         ----

        Net earnings (loss)                     $  78,176    $  37,645    $ 192,960    $  (4,935)
        Other comprehensive income (loss),
        net of tax:
        Unrealized gains (losses) on
        marketable securities                       1,540       (1,653)       3,887       (1,895)
        Adjustment for (gains) losses
        included in net earnings (loss)               (10)          44         (210)        (704)
                                                ----------   ----------   ----------   ----------
        Comprehensive income (loss)             $  79,706    $  36,036    $ 196,637    $  (7,534)
                                                ==========   ==========   ==========   ==========


     Accumulated other comprehensive income, as reflected on the balance sheets, is comprised solely of the net unrealized gains on marketable securities, net of deferred income taxes.

10.  Segment Reporting

     The following table presents comparative operating results for our operating segments (in thousands):


                                  Three Months Ended        Nine Months Ended
                                      December 31,             December 31,
                                      ------------             ------------

                                     2001        2000       2001        2000
                                     ----        ----       ----        ----
        Generic:
        Net revenues              $ 261,334   $ 174,214  $ 723,973   $ 475,596
        Segment profit              139,229      49,057    356,485     125,511

        Brand:
        Net revenues              $  35,857   $  49,024  $  97,479   $ 122,452
        Segment profit (loss)           106       8,113    (16,508)     19,635

        Corporate/Other, net      $ (16,223)  $   1,651  $ (37,043)  $(152,856)

        Consolidated:
        Net revenues              $ 297,191   $ 223,238  $ 821,452   $ 598,048
        Pretax earnings (loss)      123,112      58,821    302,934      (7,710)





               Segment net revenues represent revenues from unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and general and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the nine months ended December 31, 2000, Corporate includes the expense of $147,000,000 for the tentative FTC settlement (see Note 11).

               Effective April 1, 2001, the decision was made that the Brand Segment would assume responsibility for the sales and marketing of EX phenytoin 100mg, which were previously included and evaluated in the operating results of the Generic Segment. Accordingly, the operating results of the Brand Segment for the three and nine months ended December 31, 2000, have been revised to include the net revenues of $7,644,000 and $18,279,000 and the corresponding costs of sales of $1,398,000 and $3,558,000, respectively, for EX phenytoin 100mg previously included in the Generic Segment.

     The following table presents comparative total assets by operating segment, which includes a revision to the March 31, 2001, amounts to reflect EX phenytoin 100mg in the Brand Segment (in thousands):

                                   December 31,    March 31,
                                       2001         2001
                                       ----         ----

        Generic                     $  607,641   $  625,926
        Brand                          214,216      250,977
        Corporate/Other                914,817      589,070
                                    ----------   ----------
        Consolidated                $1,736,674   $1,465,973
                                    ==========   ==========

11.  Contingencies

     Product Litigation

     Paclitaxel

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

     Verapamil ER

          Biovail Laboratories Inc. (Biovail Inc.) has filed a demand for arbitration against the Company with the American Arbitration Association. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail Inc. The Company terminated the agreement in March 2001. Biovail Inc.'s allegations include breach of contract, breach of implied covenant of good faith and fair dealing, and unfair competition. While this matter is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail Inc. and intends to vigorously defend its position. The arbitration hearing is scheduled to be held in September 2002. An adverse outcome could have a material adverse effect on the Company's results of operations and financial position.

     Zagam(R)

          The Company filed suit against Aventis Pharmaceuticals, Inc., successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD.; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in United States Federal District Court for the Western District of Pennsylvania on May 23, 2001. The complaint sets forth claims of breach of contract, recision, breach of implied covenant of good faith and fair dealing and unjust enrichment. The facts substantiating the claims arise from agreements entered into by the parties relating to the manufacture, distribution and sale of Zagam(R). The defendants' answer includes a counterclaim which alleges nonpayment of royalties and failure to mitigate.

     Nifedipine

          In February 2001, Biovail Corporation and Biovail Laboratories Inc. (Biovail) filed suit against the Company and Pfizer Inc. (Pfizer) in United States District Court for the Eastern District of Virginia alleging anti-trust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to United States Federal District Court for the Northern District of West Virginia, which was granted. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's results of operations and financial position.

     The Company has been named as a defendant in five other suits alleging anti-trust claims based on the settlement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer regarding nifedipine. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position. An adverse outcome in any of these suits could have a material adverse effect on the Company's results of operations and financial position.

     Buspirone

          The Company filed an Abbreviated New Drug Application (ANDA) seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company had filed the appropriate certifications relating to the patents for this product then listed in the U.S. Food and Drug Administration (FDA) publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the Orange Book. On November 21, 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. On November 30, 2000, the Company filed suit against the FDA and BMS in the United States District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting a bond in the amount of $25,000,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the United States Court of Appeals for the Federal Circuit, the FDA granted approval of the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company began marketing and selling the product in March 2001. The Company has also been selling the 30mg buspirone product since August 2001. BMS appealed the preliminary injunction order to both the United States Court of Appeals for the Federal Circuit and the United States Court of Appeals for the District of Columbia Circuit. The District of Columbia Court of Appeals denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit Court of Appeals. The Federal Circuit heard oral arguments on July 12, 2001.

     On October 12, 2001, the Federal Circuit overturned the lower court ruling and held that the Company did not have a cognizable claim against BMS under the Declaratory Judgment Act to challenge the listing of BMS' patent, which the Federal Circuit viewed as an improper effort to enforce the Federal Food, Drug and Cosmetic Act. The Federal Circuit did not address the lower court's determination that the BMS patent does not claim buspirone or a method of administration of the drug. The Company filed a petition with the Federal Circuit asking that the court reconsider its holding. The petition was denied on January 9, 2002.

     On January 16, 2002, the Company filed a motion in U.S. District Court for the District of Columbia seeking a preliminary injunction which, if granted, would require that the FDA refuse to list the BMS patent should BMS submit it for re-listing in the Orange Book.

     The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the United States District Court for the Northern District of West Virginia. The suit seeks a declaratory judgement of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the United States District Court for the District of Vermont and also in the United States District Court for the Southern District of New York. In each of these cases, BMS asserts that the Company infringes BMS' patent and seeks to rescind FDA approval of the Company's 15mg and 30mg strengths and to block approval of the 5mg and 10mg strengths. It is expected that BMS will seek to recover damages equal to the profits it has lost as a result of the Company's sales of this product.

     The Company subsequently filed motions to dismiss the Vermont case and to dismiss and transfer the New York case to the United States District Court for the Northern District of West Virginia. The Judicial Panel on Multi-District Litigation ordered these cases, along with another patent case and numerous anti-trust suits filed against BMS, be consolidated in the United States District Court for the Southern District of New York.

     BMS has filed a motion to dismiss the Company's anti-trust counterclaims and the Company has filed a motion for summary judgment of non-infringement, or in the alternative, invalidity. The FTC filed a brief in support of the Company's opposition to BMS' motion to dismiss the anti-trust counterclaims. While these suits are in the early stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend its position.

     Denial of the Company's motion for preliminary injunction against the FDA, or adverse resolution of any of the three cases involving the non-infringement, validity, and enforceability of BMS' patents could prevent the Company from continuing its sales of buspirone and could result in forfeiture of its bond (in the case on appeal) or other damages, any of which could have a material adverse effect on the Company's results of operations and financial position.

     Lorazepam and clorazepate

          In December 1998, the Federal Trade Commission (FTC) filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two products, lorazepam and clorazepate.

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

     In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC and the States Attorneys General regarding raw material contracts for lorazepam and clorazepate. The Company has agreed to pay $100,000,000 plus up to $8,000,000 in attorneys' fees incurred by the States Attorneys General. Based on the FTC commissioners' approval of the tentative settlement with the FTC and States Attorneys General, in December 2000, the Company placed into escrow $100,000,000. Settlement papers have been executed and filed by the parties. The court has preliminarily approved the tentative settlement. A hearing with respect to final approval was held on November 29, 2001. To date, no decision has been issued by the court.

     In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts and circumstances at issue in the FTC and States Attorneys General cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to $4,000,000 in attorneys' fees incurred by counsel in the consumer actions. The tentative settlement has been preliminarily approved by the court, pursuant to which the Company placed into escrow $35,000,000 in March 2001. Members of the settlement class, with respect to third party reimbursers, had until August 31, 2001, to exercise their right to exclude themselves from the settlement. Seventeen such parties exercised this right and four have filed a separate lawsuit alleging violations of Illinois, Minnesota and Massachusetts law. A hearing with respect to final approval of the settlement was held on November 29, 2001. To date, no decision has been issued by the court.

     In total, the Company has agreed to pay up to $147,000,000 to settle these actions brought by the FTC, States Attorneys General, and certain private parties (Tentative Settlement). The Tentative Settlement also includes three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in this Tentative Settlement principally involve alleged direct purchasers such as wholesalers and distributors. In July 2001, the United States District Court for the District of Columbia certified a litigation class consisting of these direct purchasers. The Company filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking appellate review of the district court's order. The appellate court has ordered that the issues raised in the Company's petition be fully briefed and argued before the court. Members of the class certified by the district court had until November 1, 2001, to exercise their right to exclude themselves from this litigation.

     The Company believes that it has meritorious defenses with respect to the claims asserted in those anti-trust suits which are not part of the Tentative Settlement and those suits filed by those parties who excluded themselves from the Tentative Settlement and will vigorously defend its position. However, an adverse result in the remaining cases, or, if the Tentative Settlement is not given final approval by the court, the outcome of continued litigation of these cases could have a material adverse effect on the Company's financial position and results of operations.

     Other Litigation

          We are involved in various other legal proceedings that are considered normal to our business. While it is not feasible to predict the ultimate outcome of such other proceedings, it is the opinion of management that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

The following table presents comparative results of operations for our operating segments (in millions):

                                                   Three Months Ended              Nine Months Ended
                                                       December 31,                    December 31,
                                                       ------------                    ------------
                                               2001       2000    Change        2001       2000   Change
                                               ----       ----    ------        ----       ----   ------
        Consolidated:
        Net revenues                        $   297.2  $   223.2     33.2%  $   821.5  $   598.0    37.4%
        Gross profit                            177.4      102.3     73.4%      463.0      270.0    71.5%
        Research and development                 13.4       15.8    -15.2%       46.7       49.6    -5.8%
        Selling and marketing                    15.3       14.9      2.7%       44.7       43.7     2.3%
        General and administrative               28.7       22.9     25.3%       88.1       67.8    29.9%
        Pretax earnings (loss)                  123.1       58.8    302.9        (7.7)

        Generic:
        Net revenues                        $   261.3  $   174.2     50.0%  $   724.0  $   475.6    52.2%
        Gross profit                            155.9       71.1    119.3%      410.1      191.7   113.9%
        Research and development                  8.1       12.0    -32.5%       24.8       38.6   -35.8%
        Selling and marketing                     3.2        3.4     -5.9%        9.5       10.2    -6.9%
        General and administrative                5.4        6.7    -19.4%       19.4       17.4    11.5%
        Segment profit                          139.2       49.1    356.4       125.5

        Brand:
        Net revenues                        $    35.9  $    49.0    -26.7%  $    97.5  $   122.4   -20.3%
        Gross profit                             21.5       31.2    -31.1%       52.9       78.3   -32.4%
        Research and development                  5.3        3.8     39.5%       21.9       11.0    99.1%
        Selling and marketing                    12.1       11.5      5.2%       35.2       33.5     5.1%
        General and administrative                4.0        7.7    -48.1%       12.3       14.1   -12.8%
        Segment profit (loss)                     0.1        8.1    (16.5)       19.6

        Corporate/Other                     $   (16.2) $     1.6            $  (37.0)  $  (152.8)





          Segment net revenues represent revenues from unrelated third parties. Segment profit represents segment gross profit less direct research and development, sales and marketing and general and administrative expenses. Corporate includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense. For the nine months ended December 31, 2000, Corporate includes the expense of $147.0 million for the tentative FTC settlement (see Note 11 to the Consolidated Financial Statements).

          Effective April 1, 2001, the decision was made that the Brand Segment would assume responsibility for the sales and marketing of EX phenytoin 100mg, which were previously included and evaluated in the operating results of the Generic Segment. Accordingly, the operating results of the Brand Segment for the three and nine months ended December 31, 2000, have been revised to include the net revenues of $7.6 million and $18.3 million and the corresponding costs of sales of $1.4 million and $3.6 million, respectively, for EX phenytoin 100mg previously included in the Generic Segment.



Results of Operations
----------------------
Three months ended December 31, 2001, compared to three months ended December 31, 2000

Net earnings for the quarter ended December 31, 2001, increased $40.6 million or $0.31 per diluted share to $78.2 million or $0.61 per diluted share from $37.6 million or $0.30 per diluted share for the same prior year quarter.

Net Revenues and Gross Profit

Net revenues for the current quarter were $297.2 million compared to $223.2 million for the prior year quarter, a $74.0 million or 33.2% increase. Gross profit for the current quarter increased 73.4% to $177.4 million from $102.3 million for the prior year quarter.

Generic net revenues increased 50.0% or $87.1 million to $261.3 million for the current quarter from $174.2 million for the prior year quarter. This increase in generic net revenues, as well as the increase in generic gross profit, is primarily attributed to new products launched subsequent to December 31, 2000, as well as an overall increase in our base generic product line. Buspirone HCl 15mg and 30mg contributed net revenues of $50.9 million for the current quarter.

Our 180-day market exclusivity periods for buspirone HCl 15mg and 30mg expired in late September 2001 and late January 2002, respectively. Upon the expiration of the exclusivity periods, we expected to experience pricing and volume pressures due to competition. However, due to pediatric labeling issues surrounding the brand product Buspar(R), the U.S. Food and Drug Administration
(FDA) has withheld additional approvals for generics. Legislation signed into law in January 2002 provided the FDA with further clarity and direction relating to these issues. Even with such legislation, the FDA has continued to withhold additional approvals, possibly due to the significant number of legal suits surrounding the product. Upon the approval of additional generics, we expect to experience the pricing and volume pressures mentioned above. See Note 11 to the Consolidated Financial Statements regarding the current litigation of certain issues relating to our buspirone ANDAs.

Because of the significant uncertainties regarding the amount of potential price adjustments that may ultimately occur in connection with these unique market conditions for our buspirone HCl 15mg product, we are unable to reasonably estimate the amount of such adjustments and have not recognized revenue on certain product shipments.

Generic volume shipped, excluding unit dose, increased 25.4% to 2.776 billion doses from 2.214 billion for the prior year quarter. Base generics were the primary contributor to the quarter-over-quarter increase in volume shipped.

Brand net revenues decreased 26.7% or $13.1 million to $35.9 million for the current quarter from $49.0 million for the prior year quarter. The decrease in brand net revenues, as well as gross profit, is primarily attributed to customer buying patterns and the curtailment of end of quarter promotional programs.

Operating Expenses

Research and development expenses (R&D) decreased 15.2% or $2.4 million to $13.4 million (4.5% of net revenues) for the current quarter from $15.8 million (7.1% of net revenues) for the prior year quarter. The $3.9 million decrease in generic R&D is primarily due to product license fees recognized in the prior year quarter, as well as the timing of projects currently in development. The increase of $1.5 million in brand R&D is primarily attributed to the timing of clinical studies and related expenses.

Selling and marketing expenses were relatively unchanged quarter-over-quarter at $15.3 million (5.1% of net revenues) for the current quarter compared to $14.9 million (6.7% of net revenues) for the prior year quarter.

General and administrative expenses (G&A) were $28.7 million (9.7% of net revenues) compared to $22.9 million (10.3% of net revenues) for the prior year quarter, a 25.3% or $5.8 million increase. The decreases in brand, primarily attributed to a $3.6 million write-down of Zagam intangibles in the prior year quarter, and generic G&A were offset by an increase in corporate expenses. The increase in corporate G&A is primarily attributed to increased payroll related expenses, principally associated with retirement benefits for executives and management employees, and increased legal expenses.

Other Income

Other income, net of nonoperating expenses, decreased 44.9% or $4.0 million to $4.9 million for the current quarter from $8.9 million for the prior year quarter. This decrease is primarily attributed to a favorable $9.2 million litigation settlement recognized in the prior year quarter partially offset by an increase in income for the current quarter of $5.7 million related to our investment in certain limited partnerships.


Nine months ended December 31, 2001, compared to nine months ended December 31, 2000

Net earnings for the nine months ended December 31, 2001, were $193.0 million or $1.52 per diluted share compared to a net loss of $4.9 million or $0.04 per diluted share. Excluding the impact of the tentative FTC settlement, net earnings for the prior year's nine months were $89.1 million or $0.70 per diluted share, representing an increase of 116.6% or $103.9 million year-over-year. See Note 11 to the Consolidated Financial Statements regarding the tentative FTC settlement.

Net Revenues and Gross Profit

Net revenues for the current nine months increased 37.4% or $223.5 million to $821.5 million from $598.0 million for the prior year's nine months. Gross profit for the current nine months was $463.0 million (56.4% of net revenues) compared to $270.0 million (45.2% of net revenues) for the prior year's nine months, a 71.5% or $193.0 million increase.

Generic net revenues increased 52.2% or $248.4 million to $724.0 million for the current nine months from $475.6 million for the prior year's nine months. This increase in generic net revenues, as well as the increase in generic gross profit, is primarily attributed to new products launched subsequent to December 31, 2000, as well as an overall increase in our base generic product line. Buspirone HCl 15mg and 30mg contributed net revenues of $121.4 million for the current nine months.

Brand net revenues decreased 20.3% or $24.9 million to $97.5 million for the current nine months from $122.4 million for the prior year's nine months. The decrease in brand net revenues, as well as gross profit, is primarily attributed to customer buying patterns and the curtailment of end of quarter promotional programs.

Operating Expenses

Research and development expenses (R&D) for the current nine months were $46.7 million (5.7% of net revenues) compared to $49.6 million (8.3% of net revenues) for the prior year's nine months. The $13.8 million decrease in generic R&D, primarily attributed to decreased product license fees and studies and related expenses, was partially offset by the $10.9 million increase in brand R&D, primarily attributed to nebivolol.

Selling and marketing expenses increased slightly to $44.7 million (5.4% of net revenues) for the current nine months from $43.7 million (7.3% of net revenues) for the prior year's nine months.

General and administrative expenses for the current nine months increased 29.9% or $20.3 million to $88.1 million (10.7% of net revenues) from $67.8 million (11.3% of net revenues) for the prior year's nine months. This increase is primarily attributed to increases in payroll related expenses, principally associated with retirement benefits for executives and management employees, and legal expenses.

In the quarter ended June 30, 2000, we recorded a tentative settlement with the FTC, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to pricing issues and raw material contracts on two of our products (see Note 11 to the Consolidated Financial Statements).

Other Income

Other income, net of nonoperating expenses, decreased 26.4% or $8.2 million to $22.9 million for the current nine months from $31.1 million for the prior year's nine months. This decrease is primarily attributed to the recognition of a favorable $9.2 million litigation settlement in the prior year's nine months.

Liquidity, Capital Resources and Financial Condition
----------------------------------------------------

Our cash and cash equivalents and working capital were $153.4 million and $808.5 million at December 31, 2001, compared to $229.2 million and $588.0 million at March 31, 2001. The primary source of operating capital used to grow our business continues to be generated through our product sales. Cash flows from our operating activities for the first nine months of fiscal 2002 were $304.9 million compared to $33.1 million for the same prior year period.

Our investments in marketable securities increased $376.3 million to $432.0 million at December 31, 2001, from $55.7 million at March 31, 2001. This increase is primarily attributed to our purchases of investments with maturities greater than 90 days compared to investments with maturity terms of less than 90 days, which are classified as cash and cash equivalents. Such investments increased $365.7 million to $391.6 million at December 31, 2001, compared to $25.9 million at March 31, 2001.

We liquidated $9.5 million of our investment in a limited partnership during the first nine months of fiscal 2002 and $45.8 million during the first nine months of fiscal 2001. We plan to continue to liquidate this investment in fiscal 2003.

Capital expenditures continue to be principally funded by our operating activities. Capital expenditures for the nine months ended December 31, 2001, were $14.0 million compared to $19.9 million for the prior year's nine months. The prior year period included payments for constructing a sales and administration building in Morgantown, West Virginia, and an addition to one of our generic manufacturing facilities in Puerto Rico. During the quarter ended June 30, 2001, we sold an administration building in Sugar Land, Texas. Also, during the quarter ended December 31, 2001, we completed the sale of our liquid pharmaceutical manufacturing facility and warehouse in Largo, Florida.

We made payments on long-term obligations of $3.3 million during the nine months ended December 31, 2001, compared to $1.4 million during the same time period of fiscal 2001. A final payment of $2.0 million related to a product license agreement was made in January 2002.

We continue to pay quarterly cash dividends of $.04 per common share. Dividend payments totaled $15.0 million during the first nine months of fiscal 2002. We received $12.6 million from the exercise of stock options in our stock option plans for the nine months ended December 31, 2001, compared to $4.5 million for the same period ended December 31, 2000.

We believe that operating activities from the sale of our pharmaceutical products will be our principal source of cash. However, to provide us with additional operating leverage if necessary, we have entered into an agreement with a commercial bank to establish a revolving line of credit up to $50.0 million. As of December 31, 2001, we did not have any outstanding borrowings under this line of credit. Additionally, we believe that the acquisition of new products, as well as other companies, will play a strategic role in our growth. Consequently, we may incur additional indebtedness to finance these acquisitions which would impact future liquidity.

We agreed to pay up to $147.0 million relating to the tentative FTC settlement (see Part I, Item 1, Contingencies, of this report). This obligation was recorded in June 2000, and to date, we have deposited into escrow a total of $135.0 million. Payment is pending for the remaining $12.0 million obligation. If the tentative settlement is not given final court approval, the outcome of continued litigation of these cases could have a material adverse effect on our financial position and results of operations.

Our payments for state and federal income taxes increased $61.7 million during the nine months ended December 31, 2001, to $72.0 million compared to $10.3 million for the nine months ended December 31, 2000. Payments during the first nine months of fiscal 2001 were lower as a result of lower taxable income resulting from the tentative FTC settlement.

Recent Accounting Pronouncements
---------------------------------
In April 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, issued by the Financial Accounting Standards Board (FASB) in June 1998. SFAS No. 133 requires an entity to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value and those changes in fair value to be recognized currently in earnings, unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 had no material impact on our results of operations or financial position.

In June 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. SFAS No. 142 provides that intangible assets with indefinite lives and goodwill will no longer be amortized, but will be subject to at least annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. We will adopt the provisions of SFAS No. 142 effective April 1, 2002. We are currently evaluating the impact this adoption will have on our consolidated financial position and results of operations. The amortization expense for goodwill and certain other intangible assets, as defined in SFAS No. 142, was $1,641,000 and $1,766,000 for the three months ended December 31, 2001, and 2000, and $4,931,000 and $5,298,000 for the nine months ended December 31, 2001, and 2000.

Also in June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact, if any, the adoption of this statement will have on our financial position and results of operations.

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

Forward-Looking Statements
--------------------------
The statements set forth in this Report concerning the manner in which we intend to conduct our future operations, potential trends that may impact future results of operations, and our beliefs or expectations about future operations are forward-looking statements. We may be unable to realize our plans and objectives due to various important factors, including, but not limited to, an acceleration in the erosion of prices of our generic pharmaceutical products, the inability to obtain timely FDA approval for new generic or brand products, the failure to find acceptance of our brand products in the marketplace, the continued litigiousness by brand manufacturers designed to delay the introduction of our generic products, the failure to receive court approval of the Tentative Settlement, the failure to favorably litigate or resolve the remaining cases that are not a part of the Tentative Settlement and with the parties that have elected not to participate in the elective settlement, the failure to favorably litigate or resolve the buspirone cases or the other cases described in Note 11 in the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Report on Form 10-Q, and the factors described under "Forward Looking Statements" in
Item 7 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------
The information required by Item 3 has been disclosed in Item 7A of the Company's Annual Report on Form 10-K for the year ended March 31, 2001. There has been no material change in the disclosure regarding market risk, except as described below.

At December 31, 2001, the fair market value of our marketable securities, including those held indirectly through certain pooled asset funds and included as part of other assets on the balance sheet, were $466.2 million. The fair market value of our debt securities held at this date was $413.6 million, with the remaining $52.6 million invested in public common stock equities and mutual funds. Our investments in debt securities that mature within one year, which are generally less sensitive to interest rate fluctuations than is the case with longer-term debt instruments, were $394.9 million, or 84.7% of the total market value of marketable securities held at December 31, 2001. Collectively, our marketable securities represent 26.8% of our total assets and 75.2% of total marketable securities and cash and cash equivalents. Assuming an instantaneous 10.0% decrease in the market value of all of our marketable securities, the change in the fair market value of these securities would be $46.6 million.


                           PART II. OTHER INFORMATION
                           --------------------------
ITEM 1. LEGAL PROCEEDINGS
---------------------------
Product Litigation

Paclitaxel

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

Verapamil ER

     Biovail Laboratories Inc. (Biovail Inc.) has filed a demand for arbitration against the Company with the American Arbitration Association. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail Inc. The Company terminated the agreement in March 2001. Biovail Inc.'s allegations include breach of contract, breach of implied covenant of good faith and fair dealing, and unfair competition. While this matter is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail Inc. and intends to vigorously defend its position. The arbitration hearing is scheduled to be held in September 2002. An adverse outcome could have a material adverse effect on the Company's results of operations and financial position.

Zagam(R)

     The Company filed suit against Aventis Pharmaceuticals, Inc., successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD.; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in United States Federal District Court for the Western District of Pennsylvania on May 23, 2001. The complaint sets forth claims of breach of contract, recision, breach of implied covenant of good faith and fair dealing and unjust enrichment. The facts substantiating the claims arise from agreements entered into by the parties relating to the manufacture, distribution and sale of Zagam(R). The defendants' answer includes a counterclaim which alleges nonpayment of royalties and failure to mitigate.

Nifedipine

     In February 2001, Biovail Corporation and Biovail Laboratories Inc. (Biovail) filed suit against the Company and Pfizer Inc. (Pfizer) in United States District Court for the Eastern District of Virginia alleging anti-trust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to United States Federal District Court for the Northern District of West Virginia, which was granted. While this suit is in its early stages, the Company believes it has meritorious defenses to the claims asserted by Biovail and intends to vigorously defend its position. An adverse outcome could have a material adverse effect on the Company's results of operations and financial position.

The Company has been named as a defendant in five other suits alleging anti-trust claims based on the settlement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer regarding nifedipine. The Company believes it has meritorious defenses to these claims and intends to vigorously defend its position. An adverse outcome in any of these suits could have a material adverse effect on the Company's results of operations and financial position.

Buspirone

         The Company filed an Abbreviated New Drug Application (ANDA) seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's
(BMS) BuSpar(R). The Company had filed the appropriate certifications relating to the patents for this product then listed in the U.S. Food and Drug Administration (FDA) publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the Orange Book. On November 21, 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. On November 30, 2000, the Company filed suit against the FDA and BMS in the United States District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting a bond in the amount of $25,000,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the United States Court of Appeals for the Federal Circuit, the FDA granted approval of the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company began marketing and selling the product in March 2001. The Company has also been selling the 30mg buspirone product since August 2001. BMS appealed the preliminary injunction order to both the United States Court of Appeals for the Federal Circuit and the United States Court of Appeals for the District of Columbia Circuit. The District of Columbia Court of Appeals denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit Court of Appeals. The Federal Circuit heard oral arguments on July 12, 2001.

On October 12, 2001, the Federal Circuit overturned the lower court ruling and held that the Company did not have a cognizable claim against BMS under the Declaratory Judgment Act to challenge the listing of BMS' patent, which the Federal Circuit viewed as an improper effort to enforce the Federal Food, Drug and Cosmetic Act. The Federal Circuit did not address the lower court's determination that the BMS patent does not claim buspirone or a method of administration of the drug. The Company filed a petition with the Federal Circuit asking that the court reconsider its holding. The petition was denied on January 9, 2002.

On January 16, 2002, the Company filed a motion in U.S. District Court for the District of Columbia seeking a preliminary injunction which, if granted, would require that the FDA refuse to list the BMS patent should BMS submit it for re-listing in the Orange Book.

The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the United States District Court for the Northern District of West Virginia. The suit seeks a declaratory judgement of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the United States District Court for the District of Vermont and also in the United States District Court for the Southern District of New York. In each of these cases, BMS asserts that the Company infringes BMS' patent and seeks to rescind FDA approval of the Company's 15mg and 30mg strengths and to block approval of the 5mg and 10mg strengths. It is expected that BMS will seek to recover damages equal to the profits it has lost as a result of the Company's sales of this product.

The Company subsequently filed motions to dismiss the Vermont case and to dismiss and transfer the New York case to the United States District Court for the Northern District of West Virginia. The Judicial Panel on Multi-District Litigation ordered these cases, along with another patent case and numerous anti-trust suits filed against BMS, be consolidated in the United States District Court for the Southern District of New York.

BMS has filed a motion to dismiss the Company's anti-trust counterclaims and the Company has filed a motion for summary judgment of non-infringement, or in the alternative, invalidity. The FTC filed a brief in support of the Company's opposition to BMS' motion to dismiss the anti-trust counterclaims. While these suits are in the early stages, the Company believes it has meritorious defenses to the claims and intends to vigorously defend its position.

Denial of the Company's motion for preliminary injunction against the FDA, or adverse resolution of any of the three cases involving the non-infringement, validity, and enforceability of BMS' patents could prevent the Company from continuing its sales of buspirone and could result in forfeiture of its bond (in the case on appeal) or other damages, any of which could have a material adverse effect on the Company's results of operations and financial position.

Lorazepam and clorazepate

         In December 1998, the Federal Trade Commission (FTC) filed suit in U.S. District Court for the District of Columbia against the Company. The FTC's complaint alleges the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two products, lorazepam and clorazepate.

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

In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC and the States Attorneys General regarding raw material contracts for lorazepam and clorazepate. The Company has agreed to pay $100,000,000 plus up to $8,000,000 in attorneys' fees incurred by the States Attorneys General. Based on the FTC commissioners' approval of the tentative settlement with the FTC and States Attorneys General, in December 2000, the Company placed into escrow $100,000,000. Settlement papers have been executed and filed by the parties. The court has preliminarily approved the tentative settlement. A hearing with respect to final approval was held on November 29, 2001. To date, no decision has been issued by the court.

In July 2000, the Company also reached a tentative agreement to settle private class action lawsuits filed on behalf of consumers and third-party reimbursers related to the same facts and circumstances at issue in the FTC and States Attorneys General cases. The Company has agreed to pay $35,000,000 to settle the third party reimburser actions, plus up to $4,000,000 in attorneys' fees incurred by counsel in the consumer actions. The tentative settlement has been preliminarily approved by the court, pursuant to which the Company placed into escrow $35,000,000 in March 2001. Members of the settlement class, with respect to third party reimbursers, had until August 31, 2001, to exercise their right to exclude themselves from the settlement. Seventeen such parties exercised this right and four have filed a separate lawsuit alleging violations of Illinois, Minnesota and Massachusetts law. A hearing with respect to final approval of the settlement was held on November 29, 2001. To date, no decision has been issued by the court.

In total, the Company has agreed to pay up to $147,000,000 to settle these actions brought by the FTC, States Attorneys General, and certain private parties (Tentative Settlement). The Tentative Settlement also includes three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.l. and Gyma Laboratories, Inc. Lawsuits not included in this Tentative Settlement principally involve alleged direct purchasers such as wholesalers and distributors. In July 2001, the United States District Court for the District of Columbia certified a litigation class consisting of these direct purchasers. The Company filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking appellate review of the district court's order. The appellate court has ordered that the issues raised in the Company's petition be fully briefed and argued before the court. Members of the class certified by the district court had until November 1, 2001, to exercise their right to exclude themselves from this litigation.

The Company believes that it has meritorious defenses with respect to the claims asserted in those anti-trust suits which are not part of the Tentative Settlement and those suits filed by those parties who excluded themselves from the Tentative Settlement and will vigorously defend its position. However, an adverse result in the remaining cases, or, if the Tentative Settlement is not given final approval by the court, the outcome of continued litigation of these cases could have a material adverse effect on the Company's financial position and results of operations.

Other Litigation

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     10.1 Supplemental Health Insurance Program For Certain Officers of Mylan Laboratories Inc., effective December 15, 2001, filed herewith.

     10.2 Amended and Restated Transition and Succession Agreement dated November 7, 2001, in the form entered into with Milan Puskar, Patricia Sunseri, C.B. Todd, Roderick P. Jackson, Louis J. DeBone and John P. O'Donnell, filed herewith.

b.   Reports on Form 8-K - None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report filed on Form 10-Q for the quarterly period ended December 31, 2001, to be signed on its behalf by the undersigned thereunto duly authorized.
                                        Mylan Laboratories Inc.
                                            (Registrant)


DATE 2/1/2002                        /s/ Milan Puskar
    -------------                    ----------------------------
                                     Milan Puskar
                                     Chairman of the Board and
                                     Chief Executive Officer


DATE 2/1/2002                         /s/ Gary E. Sphar
    -------------                    ----------------------------
                                     Gary E.Sphar
                                     Vice President, Finance
                                     Mylan Pharmaceuticals Inc.
                                     (Principal financial officer and
                                      chief accounting officer)