Form 10-K
period 2002-03-31
MYLAN LABORATORIES INC
filed 2002-06-17
CIK 69499

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                       ----------------------------------

                                    FORM 10-K

    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934For the Fiscal Year Ended March 31, 2002

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


     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The number of outstanding shares of Common Stock of the registrant as of June 10, 2002, was 125,591,429. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 10, 2002, was $ , based upon the closing price of the Common Stock on that date, as reported by the New York Stock Exchange. Shares of Common Stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.


                       DOCUMENTS INCORPORATED BY REFERENCE


         Incorporated by reference into this Report is the Proxy Statement for the 2002 Annual Meeting of Shareholders, Part III, Items 10-13.


--------------------------------------------------------------------------------

                             MYLAN LABORATORIES INC.

                               INDEX TO FORM 10-K
                    For the Fiscal Year Ended March 31, 2002


                                                                          Page
                                     PART I                               ----

ITEM  1.  Business -------------------------------------------------------   3
             Overview of Our Business ------------------------------------   3
             Generic Segment ---------------------------------------------   3
             Brand Segment -----------------------------------------------   5
             Product Development -----------------------------------------   6
             Generic Product Development ---------------------------------   7
             Brand Product Development -----------------------------------   8
             Patents, Trademarks and Licenses-----------------------------  10
             Customers and Marketing -------------------------------------  10
             Competition -------------------------------------------------  11
             Product Liability -------------------------------------------  13
             Raw Materials -----------------------------------------------  13
             Government Regulation ---------------------------------------  14
             Seasonality -------------------------------------------------  15
             Environment -------------------------------------------------  16
             Employees ---------------------------------------------------  16
             Backlog -----------------------------------------------------  16
ITEM  2.  Properties -----------------------------------------------------  17
ITEM  3.  Legal Proceedings ----------------------------------------------  17
ITEM  4.  Submission of Matters to a Vote of Security Holders ------------  20


                                     PART II

ITEM  5.  Market for Registrant's Common Equity and Related Stockholder
           Matters -------------------------------------------------------  21
ITEM  6.  Selected Financial Data ----------------------------------------  22
ITEM  7.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition -----------------  23
  ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk ---  36
ITEM  8.  Financial Statements and Supplementary Data --------------------  38
ITEM  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure --------------------------------------  64


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant -------------  65
ITEM 11.  Executive Compensation -----------------------------------------  65
ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholders Matters ------------------------------  65
ITEM 13.  Certain Relationships and Related Transactions -----------------  65


                                     PART IV

ITEM 14.  Financial Statement Schedules, Exhibits and Reports on Form 8-K   65


Signatures ---------------------------------------------------------------  68

                                     PART I


ITEM 1. Business

     Mylan Laboratories Inc. (the Company or Mylan) is engaged in developing, licensing, manufacturing, marketing and distributing generic and brand pharmaceutical products. The Company was incorporated in Pennsylvania in 1970. References herein to a fiscal year shall mean the fiscal year ended March 31.


Overview of Our Business

     We conduct business through our generic (Generic Segment) and brand (Brand Segment) pharmaceutical operating segments. For fiscal 2002, the Generic Segment represented approximately 88% of net revenues, and the Brand Segment represented approximately 12% of net revenues. For fiscal 2001 and 2000, the Generic Segment represented approximately 80% and 82% of net revenues, and the Brand Segment represented approximately 20% and 18% of net revenues. The financial information for our operating segments required by this Item is provided in Note 14 to Consolidated Financial Statements under Part II, Item 8, of this Report.

     Prescription pharmaceutical products in the United States (US) are generally marketed as either brand or generic drugs. Brand products are marketed under brand names through programs that are designed to generate physician and consumer loyalty. Brand products generally are patent protected or benefit from other non-patent, market exclusivities. This market exclusivity generally provides brand products with the ability to maintain their profitability for relatively long periods of time. Brand products generally have a significant role in the market after the end of patent protection or other market exclusivities due to physician and customer loyalties.

     Generic pharmaceutical products are the chemical and therapeutic equivalent of a reference brand drug, which is an approved drug product listed in the US Food and Drug Administration (FDA) publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the "Orange Book." The Drug Price Competition and Patent Term Restoration Act of 1984 (Waxman-Hatch
Act) provides that generic drugs may enter the market after the approval of an Abbreviated New Drug Application (ANDA) and the expiration, invalidation or circumvention of any patents on the corresponding brand drug or the end of any other market exclusivity periods related to the brand drug. Generic drugs are bioequivalent to their brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these brand products. Growth in the generic pharmaceutical industry has been driven by the increased acceptance of generic drugs as bioequivalent substitutes for brand name products, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.


Generic Segment

     We are recognized as a leader in the generic pharmaceutical industry. The Generic Segment consists of two principal business units, Mylan Pharmaceuticals Inc. (Mylan Pharm) and UDL Laboratories, Inc.(UDL), which are wholly-owned subsidiaries. Mylan Pharm is our primary generic pharmaceutical development, manufacturing, marketing and distribution division. Mylan Pharm's net revenues are derived primarily from the sale of solid oral dosage products. UDL packages and markets generic products, either obtained from Mylan Pharm or purchased from third parties, in unit dose formats, for use primarily in hospitals and other institutions. The Generic Segment is augmented by transdermal patch products developed and manufactured by Mylan Technologies Inc.(Mylan Tech), a wholly-owned subsidiary.

     We obtain new products primarily through internal product development. However, we license or co-develop other products through arrangements with other companies. Generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product. The FDA may extend the period of brand product marketing exclusivity under certain circumstances, primarily through pediatric exclusivity. New generic product approvals are obtained from the FDA through the ANDA process. The ANDA process requires us to demonstrate bioequivalence to a reference brand product. In addition, we must develop formulations of the reference product that will result in demonstrating, to the FDA's satisfaction, that our product is bioequivalent to the referenced product. Even with the uncertainties related to formulation development, the ANDA process often results in the FDA granting a number of ANDA approvals for a given product at the time the brand product patent or other market exclusivity expires. Consequently, we often face a number of competitors when we introduce a new generic product into the market. Additionally, ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices, as well as reduced margins, for generic products compared to brand products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle. In part, our continued growth is dependent upon our ability to successfully develop or acquire profitable new generic pharmaceuticals.

     The Waxman-Hatch Act provides for a period of 180 days of generic marketing exclusivity for those ANDA applicants that are first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability with respect to the listed patent(s). Such certifications are commonly referred to as Paragraph IV certifications. The 180-day period of generic market exclusivity generally results in higher market share, net revenues and gross margin. Generic manufacturers may also enjoy longer periods of relatively high, stable margins through the introduction of difficult-to-develop generic pharmaceuticals.

     We have attained a position of leadership in the generic industry through our ability to obtain ANDA approvals, our uncompromising quality control and our devotion to customer service. We have bolstered our traditional solid oral dose products with unit dose, transdermal and extended release products. We have entered into strategic alliances with several pharmaceutical companies through product development, distribution and licensing agreements that provide us with additional opportunities to broaden our product line.

     We manufacture and market approximately 111 generic pharmaceuticals in capsule or tablet form in an aggregate of approximately 264 dosage strengths. We also manufacture and distribute two generic transdermal patch pharmaceutical products in six dosage strengths. In addition, we are marketing 73 generic products in 130 dosage strengths under supply and distribution agreements with other pharmaceutical companies. We have been successful in developing a number of extended-release products with approximately nine extended-release products in 19 dosage strengths in our portfolio. In fiscal 2002, Mylan held the first or second market position in new and refilled prescriptions dispensed among all pharmaceutical companies in the US with respect to 97 of the 126 generic pharmaceutical products we marketed, excluding unit-dose products.

     Sales of our antianxiety products, primarily buspirone in fiscal 2002, represented approximately 19%, 4% and 14% of our net revenues in fiscal 2002, 2001 and 2000, respectively. Lorazepam and clorazepate represented a significant portion of our net revenues in fiscal 2000. Approximately 19%, 26% and 9% of our net revenues in fiscal 2002, 2001 and 2000, respectively, were contributed by calcium channel blockers, primarily nifedipine in fiscal 2002 and 2001.

     We expect that the future growth of our Generic Segment will result from:
(1) increasing generic substitution rates for existing products, (2) emphasizing the development or acquisition of new products that may attain FDA first-to-file status, (3) targeting products that are difficult to formulate and (4) pursuing products for which the active pharmaceutical ingredient is difficult to obtain. In addition, we intend to continue to seek complementary or strategic acquisitions.


Brand Segment

     The Brand Segment consists of two principal business units, Bertek Pharmaceuticals Inc. (Bertek) and Mylan Tech, which are wholly-owned subsidiaries. The Brand Segment operations are conducted primarily through Bertek. Bertek's principal therapeutic areas of concentration include neurology, dermatology and cardiology. The Brand Segment includes pharmaceutical products that have patent protection, have achieved brand recognition in the marketplace or represent branded generic pharmaceutical products that are responsive to promotional efforts.

     In fiscal 2002, the Brand Segment curtailed its end-of-quarter promotional programs. As our customers adjusted their buying patterns and inventory levels, the Brand Segment experienced a decrease in net revenues and gross profits. Customer orders have subsequently become more consistent and predictable.

     We expect that the growth of the Brand Segment will be driven through internal development of unique and innovative products, product or business acquisitions, licensing arrangements and our ability to increase prescriptions for our current products. In late fiscal 2002, the Brand Segment launched Phenytek(R), an internally developed, once-daily form of extended phenytoin sodium, used in the treatment of seizure disorders. Phenytek(R) is a unique product in that it may enhance medication compliance.

     Bertek anticipates FDA approval for isotretinoin in fiscal 2003. Obtained through a licensing agreement, isotretinoin is the generic equivalent of Accutane(R), which is used in the treatment of severe acne. The significant marketing barriers surrounding this product will require extensive promotional efforts and are expected to limit the number of competitors who will enter this market.

     Nebivolol, which we licensed in fiscal 2001, is a beta blocker for which we intend to pursue a New Drug Application (NDA) for the indication of hypertension. We believe that we will be able to demonstrate clinically the unique beta 1-receptor blockade selectivity characteristics of this product, which could result in providing certain competitive advantages. The nebivolol compound has patent protection in the US through March 2004, which may be extended under the terms of the Waxman-Hatch Act. An additional patent application has been filed that, if approved by the FDA, could further extend patent protection on this compound. We anticipate expending significant funds to support the nebivolol clinical development program for hypertension through fiscal 2004.

     The Brand Segment sales force consists of approximately 175 sales representatives who promote our products to primary care physicians, dermatologists, neurologists and pharmacists. We expect our sales force to increase as the Brand Segment introduces new products to its product line.

Product Development

         Our research and development strategy focuses on the following product development areas:

     o development of controlled-release technologies and the application of these technologies to reference products;

     o    development of NDA and ANDA transdermal products;

     o development of drugs technically difficult to formulate or manufacture because of unusual factors that affect their bioequivalence or because of unusually stringent regulatory requirements;

     o development of drugs that target smaller, specialized or under-served markets;

     o expansion of our existing solid oral dosage products with respect to additional dosage strengths; and

     o successful completion of nebivolol clinical trials and the filing of the related NDA.

     Our future results of operations will depend in part upon our ability to develop and successfully commercialize new brand and generic pharmaceutical products in a timely manner. These new products must be continually developed, tested and manufactured. In addition, they must meet regulatory standards and receive regulatory approvals (see "Government Regulation"). The development and commercialization process is time-consuming and costly. If products that we develop cannot be successfully or timely launched, our operating results could be adversely affected.

     FDA approval is required before any drug product, including a generic, can be marketed. The process of obtaining FDA approval to manufacture and market pharmaceutical products is rigorous, time-consuming, costly and largely unpredictable. The rate, timing and cost of obtaining FDA approvals can adversely affect our product introduction plans and results of operations (see "Government Regulation").

     All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. There are generally two types of applications used for obtaining FDA approval of new products:

     New Drug Application (NDA). An NDA is filed when approval is sought to market a drug with active ingredients that have not been previously approved by the FDA. NDAs are filed for our newly developed brand products and, in certain instances, for a new dosage form of previously approved drugs.

     Abbreviated New Drug Application (ANDA). An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA.

     One requirement for FDA approval of ANDAs and NDAs is that our manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices
(cGMP). The requirements for FDA approval encompass all aspects of the production process, including validation and record keeping, and involve changing and evolving standards. Compliance with cGMP regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. The evolving and complex nature of these regulatory requirements, the broad authority and discretion of the FDA and the generally high level of regulatory oversight result in a continuing possibility that we may be adversely affected by regulatory actions despite our efforts to comply with regulatory requirements.

     Research and development expenses were $58.8 million, $64.4 million and $49.1 million in fiscal 2002, 2001 and 2000, respectively. Research and development efforts are conducted primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As the Brand Segment continues to develop brand products, our research expenses will likely increase.


Generic Product Development

     FDA approval of an ANDA is required before marketing a generic equivalent of a drug approved under an NDA or a previously unapproved dosage strength of a drug approved under an ANDA. The ANDA approval process is generally less time-consuming and complex than the NDA approval process. It does not require new preclinical and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process does, however, require one or more bioequivalency studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of another formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect.

     Supplemental ANDAs are required for approval of various types of changes to an approved application, and these supplements may be under review for six months or more. In addition, certain types of changes may only be approved once new bioequivalency studies are conducted or other requirements are satisfied.

     During fiscal 2002, Mylan received 18 application approvals, including 11 final ANDA approvals: Famotidine Tablets, Buspirone Tablets, Paclitaxel Injection, Oxaprozin Tablets, Spironolactone Tablets, Enalapril and Hydrochlorothiazide Tablets, Diclofenac Sodium Extended-Release Tablets, Lovastatin Tablets, Metformin Tablets, Fluoxetine Capsules, and Ketoprofen Extended-Release Capsules; two supplemental ANDAs for Extended Phenytoin Sodium Capsules USP, 200mg and 300mg and Buspirone Tablets, 5mg and 10mg; three tentative ANDA approvals: Lisinopril Tablets, Lisinopril and Hydrochlorothiazide Tablets and Mirtazapine Tablets; one approvable ANDA for Tramadol Tablets and one amendment for additional strengths for Ciprofloxacin.

     We have a total of 20 ANDAs pending approval, which represent products with 2001 brand sales of approximately $18.0 billion. Eight of these have approvable or tentative approvable status, representing $6.7 billion in 2001 brand sales.

     Over the next few years, patent protection on a large number of brand drugs are expected to expire. These patent expirations should provide additional generic product opportunities. We intend to concentrate our generic product development activities on brand products with significant US sales in specialized or growing markets, in areas that offer significant opportunities and other competitive advantages. In addition, we intend to continue to focus our development efforts on technically difficult-to-formulate products or products that require advanced manufacturing technology. When evaluating which drug development projects to undertake, we also consider whether the product would complement other products in our portfolio or would otherwise assist in making our product line more complete. During fiscal 2003, we plan to invest in a significant number of bioequivalency studies for development of generic products or dosage forms.


Brand Product Development

     The process required by the FDA before a previously unapproved pharmaceutical product may be marketed in the US generally involves the following:

     o    laboratory and preclinical tests;

     o submission of an investigational new drug application (IND), which must become effective before clinical trials may begin;

     o adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product for its intended use;

     o submission of an NDA containing the results of the clinical trials establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing such matters as manufacturing and quality assurance; and

     o    FDA approval of an NDA.

     Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as toxicology studies to assess the potential safety and efficacy of the product. The results of these studies are submitted to the FDA as part of the IND. They must demonstrate that the product delivers sufficient quantities of the drug to the bloodstream to produce the desired therapeutic results before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30-day period, raises concerns or questions about the conduct of the proposed trials as outlined in the IND. In such cases, the IND sponsor and FDA must resolve any outstanding concerns before clinical trials may begin. In addition, an independent institutional review board must review and approve any clinical study prior to initiation.

     Human clinical trials are typically conducted in three sequential phases, which may overlap:

     o Phase I: The drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

     o Phase II: Studies are performed with a limited patient population to identify possible adverse effects and safety risks, to assess the efficacy of the product for specific targeted diseases or conditions and to determine dosage tolerance and optimal dosage.

     o Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to evaluate further dosage, clinical efficacy and to test further for safety in an expanded patient population at geographically dispersed clinical study sites.

     The results of the product development, preclinical studies and clinical studies are then submitted to the FDA as part of the NDA. The NDA drug development and approval process could take from 3 to 10 or more years.

     Our brand product development continues to emphasize areas where we have an existing sales and marketing presence, namely dermatology, cardiology and neurology. Products currently in development and/or pending approval include:


                                                                                               Expected
                                                                                           Submission/Submitted
Compound                                  Indication                           Phase          (fiscal year)
________                                  __________                           _____         _____________

Neurology
 Apomorphine                            "Off" or "Freeze" episodes              III               2003
                                          in late stage Parkinson's disease


MT110                                     Pain management                        I                2005


Dermatology
 Topical Butenafine Gel                   Onychomycosis (nail fungus)           III               2003
 Topical High Strength Retinoic Acid      Actinic keratosis (pre-cancerous       II                *
                                            skin lesions)


 Sertaconazole                            Tinea pedis (athlete's foot)                            2002
 Mentax TC                                Tinea versicolor (skin fungal                           2002
                                           infection)


Cardiology
 Nebivolol                                Hypertension (high blood pressure)    III               2004




    *To be determined





     Additionally, we have in development ANDA products, as well as pending submissions, that upon FDA approval, may require significant promotional efforts and, therefore, may be marketed by the Brand Segment.

     Product development is inherently risky, especially when the development relates to new products for which safety and efficacy are not established and the market is not yet proven. The development process also requires substantial time, effort and financial resources. We cannot be certain that we will be successful in commercializing any of the products we are developing on a timely basis, if at all. We also cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization.

     The Company owns a 50% interest in Somerset Pharmaceuticals, Inc. (Somerset), a joint venture with Watson Pharmaceuticals, Inc. Currently, Somerset's only marketed product is Eldepryl(R), a drug for the treatment of Parkinson's disease, which lost its Orphan Drug exclusivity in 1996. In recent years, Somerset has increased its research and development spending to develop additional indications for selegiline, the active ingredient of Eldepryl(R), using a transdermal delivery system. Somerset filed an NDA related to a selegiline transdermal delivery system for the treatment of depression in May 2001. In March 2002, the FDA issued a not-approvable letter citing certain deficiencies. Somerset is currently working with the FDA to support further this submission. Any additional requirements by the FDA will determine when, or if, this application may be approved.


Patents, Trademarks and Licenses

     We own or license a number of patents in the US and foreign countries covering certain products and have also developed brand names and trademarks for other products. Generally, the brand pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. Following patent expiration, brand products often continue to have market viability based upon the goodwill of the product name, which typically benefits from trademark protection. We consider the overall protection of our patents, trademarks and license rights to be of material value and act to prevent these rights from infringement; however, our business in the Brand Segment is not dependent upon any single patent, trademark or license. Our patents on branded products may not prevent other companies from developing functionally equivalent products or from challenging the validity of our patents, which could adversely affect our ability to commercially promote patented products. We could be required to enforce our patent or other intellectual property rights through litigation, which can be protracted, involves significant expense and for which the outcome is inherently uncertain.

     Intellectual property rights also affect our generic pharmaceutical business. Companies that produce branded pharmaceutical products routinely bring litigation against ANDA applicants seeking approval to manufacture and market generic forms of their branded products. These companies allege patent infringement or other violations of intellectual property rights as the basis for filing suit against the ANDA applicant. Litigation often involves significant expense and can delay or prevent introduction of generic products. Patent validity and infringement litigation may also impact the ANDA process, as discussed under "Government Regulation" in this Item.


Customers and Marketing

     We market our generic products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations within the US. We also market our generic products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies. These indirect customers purchase our products primarily through our wholesale customers. Approximately 60 employees are engaged in servicing Generic Segment customers.

     Brand pharmaceutical products are marketed directly to healthcare professionals in order to increase brand awareness and prescriptions written for the product. However, these products are generally sold through the same channels and customers as generic products. Approximately 240 employees are engaged in marketing and selling the Brand Segment's products, as well as servicing Brand Segment customers.

     Consistent with industry practice, we have a return policy that allows our customers to return product within a specified period of the expiration date. We provide credit, at our discretion, to our customers for decreases that we make to our selling price for the value of the inventory that is owned by our customers as of the date of the price reduction. We also have arrangements with certain customers establishing prices for our products for which they independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. We provide a chargback credit to our wholesale customers for the difference between our invoice price to the wholesaler and the indirect customer's contract price.

     McKesson Corporation, Cardinal Health, Inc. and AmerisourceBergen Corporation represented approximately 15%, 14% and 14% of net revenues in fiscal 2002. Two of our customers represented approximately 14% and 11% of net revenues in fiscal 2001. Four of our customers accounted for approximately 15%, 15%, 11%, and 10% of net revenues in fiscal 2000.


Competition

     The pharmaceutical industry is very competitive. Our competitors vary depending upon therapeutic and product categories. Primary competitors include the major manufacturers of brand name and generic pharmaceuticals, including Bristol-Myers Squibb Company, Eli Lilly and Company, Geneva Pharmaceuticals, GlaxoSmithKline, IVAX Corporation, Merck & Co., Inc., Novartis Corporation, Teva Pharmaceutical Industries, Ltd. and Watson Pharmaceuticals, Inc.

     The primary means of competition are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, customer service, reputation and price. Price is a key competitive factor in the generic pharmaceutical business. To compete effectively on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost-effective manner. Additionally, we maintain adequate levels of inventories to meet customer demand. In addition to generic manufacturers, we also have experienced competition from brand companies that have purchased generic companies or license their products prior to or as relevant patents expire. No further regulatory approvals are required for a brand manufacturer to sell its pharmaceutical products directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market.

     Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

     o    significantly greater financial resources;

     o    larger research and development and marketing staffs;

     o    larger production capabilities; or

     o    extensive experience in preclinical testing and human clinical trials.

     The pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological changes, and we expect competition to intensify as technological advances are made. We intend to compete in this marketplace by developing or licensing brand pharmaceutical products that are either patented or proprietary and that are primarily for indications having relatively large patient populations or that have limited or inadequate treatments available and by developing therapeutic equivalents to brand products that offer unique marketing opportunities. Developments by others could make our pharmaceutical products or technologies obsolete or noncompetitive.

     Net revenues and gross profit derived from generic pharmaceutical products tend to follow regulatory and competitive patterns unique to the generic pharmaceutical industry. The first generic manufacturer to file an ANDA containing Paragraph IV certification for a generic equivalent to a brand product may be entitled to a 180-day period of marketing exclusivity under the Waxman-Hatch Act. During this exclusivity period, the FDA cannot grant final approval to any other generic equivalent. The first generic equivalent on the market is thus able to initially achieve a relatively significant market share. As competing generic products receive regulatory approvals, market share, net revenues and gross profit typically decline. Accordingly, the level of market share, net revenues and gross profit attributable to generic products developed and maintained by us is normally related to:

     o    our ability to maintain a pipeline of products in development;

     o    our ability to develop and rapidly introduce new products;

     o    the timing of regulatory approval for such products;

     o    the number and timing of regulatory approvals for competing products;
          and

     o    our ability to manufacture such products efficiently.

     Because of the regulatory and competitive factors discussed above, our net revenues and results of operations have historically experienced some fluctuation from period to period. We expect this fluctuation to continue.

     Brand companies also pursue other strategies to prevent or delay generic competition. These strategies include:

     o seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence;

     o initiating legislative efforts in various states to limit the substitution of generic versions of certain types of brand pharmaceuticals;

     o instituting legal action that automatically delays approval of generic products, the approval of which requires certifications that the brand drug's patents are invalid or unenforceable;

     o introducing "second generation" products prior to the expiration of market exclusivity for the reference product;

     o obtaining extensions of market exclusivity by conducting trials of brand drugs in pediatric populations as discussed below;

     o persuading the FDA to withdraw the approval of brand name drugs, for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn; and

     o seeking to obtain new patents on drugs for which patent protection is about to expire.

     The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity for indications of new or currently marketed drugs if certain agreed upon pediatric studies are completed by the applicant. Brand companies are utilizing this provision to extend periods of market exclusivity.

     Some companies have lobbied Congress for amendments to the Waxman-Hatch legislation that would give them additional advantages over generic competitors. For example, although the term of a company's drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently permitted. If proposals like these become effective, our entry into the market and our ability to generate revenues associated with these products will be delayed.

     A significant amount of the Generic Segment's sales are made to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of generic pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation, which has resulted in customers gaining more purchasing leverage and consequently increasing the pricing pressures facing our generic pharmaceutical business. Further consolidation among our customers may result in even greater pricing pressures and correspondingly reduce our net revenues and gross margins.

     Other competitive factors affecting our business include the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions, which are able to extract price discounts on pharmaceutical products. The influence of these entities continues to grow, and we may continue to face pricing pressure on the products we market.

     The Brand Segment, in addition to generic competition, faces competition from other brand pharmaceutical companies that offer products which, while having different properties, are intended to provide similar benefits to consumers. These competitors tend to have more products, a longer history in the industry, more marketing and sales representatives and significantly more financial resources than Mylan does. Each of these factors and others could prevent us from achieving profitable results in the Brand Segment.


Product Liability

     Product liability suits represent a continuing risk to firms in the pharmaceutical industry. We strive to minimize such risks by adherence to stringent quality control procedures. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption.


Raw Materials

     The active pharmaceutical ingredients and other materials and supplies used in our pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, in some cases, the raw materials used to manufacture pharmaceutical products are only available from a single FDA-approved supplier. Even when more than one supplier exists, we may elect to list, and in some cases have only listed, one supplier in our applications with the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA.


Government Regulation

     All pharmaceutical manufacturers are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and to a lesser extent, state government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act, the Waxman-Hatch Act, the Generic Drug Enforcement Act and other federal government statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of products.

     FDA approval is required before any new drug can be marketed. The FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an IND exemption is granted by the FDA. An NDA or supplemental NDA must be submitted to the FDA both for new drugs that have not been previously approved by the FDA and for new combinations of, new indications of or new delivery methods for previously approved drugs.

     FDA approval of an ANDA is required before a generic equivalent of an existing or reference brand drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and, instead, relies on bioequivalence studies. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect.

     A sponsor of an NDA is required to identify in its application any patent that claims the drug or a use of the drug, which is the subject of the application. Upon NDA approval, the FDA lists the approved drug product and these patents in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a reference brand drug before expiration of the referenced patent(s) must certify to the FDA that the listed patent is either not infringed or that it is invalid or unenforceable (a Paragraph IV certification). If the holder of the NDA sues claiming infringement, the FDA may not approve the application until a court decision favorable to the ANDA applicant has been rendered or the expiration of a 30-month period beginning on the date the ANDA applicant is sued for infringement.

     The holder of the NDA for the listed drug may be entitled to a non-patent, exclusivity period before the FDA can approve an application for a bioequivalent product. If the listed drug is a new chemical entity, the FDA may not accept an ANDA for a bioequivalent product before the expiration of five years. If it is not a new chemical entity but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for a bioequivalent product before the expiration of three years. Certain other periods of exclusivity may be available if the listed drug is indicated for treatment of a rare disease or is studied for pediatric indications.

     Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Administration and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Among other things, the FDA may withhold approval of NDAs, ANDAs or other product applications of a facility if deficiencies are found at that facility. Certain suppliers are subject to similar regulations and periodic inspections.

     Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA's review of NDAs, ANDAs or other product applications, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal compliance programs and have had a favorable compliance history, if these programs were not to meet regulatory agency standards in the future or if our compliance were deemed deficient in any significant way, it could have a material adverse effect.

     Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels and require all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual states. The required rebate is currently 11% of the average manufacturer's price for sales of Medicaid-reimbursed products marketed under ANDAs. Sales of Medicaid-reimbursed products marketed under NDAs require manufacturers to rebate the greater of approximately 15% of the average manufacturer's price or the difference between the average net sales price and the lowest net sales price during a specific period. We believe that federal or state governments may continue to enact measures aimed at reducing the cost of drugs to the public. For example, the extension of prescription drug coverage to all Medicare recipients has gained significant political support. We cannot predict the nature of any measures that may be enacted or their impact on our profitability.

     We must also comply with federal, state and local laws of general applicability, such as laws regulating working conditions. Additionally, we are subject, as are generally all manufacturers, to various federal, state and local environmental protection laws and regulations, including those governing the discharge of materials into the environment. We do not expect the costs of complying with such environmental provisions to have a material adverse effect on our earnings, cash requirements or competitive position in the foreseeable future. However, if changes to such environmental provisions are made that require significant changes in our operations or the expenditure of significant funds, such changes could have a material adverse effect on our earnings, cash requirements or competitive position.

     Continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of product marketing.



Seasonality

     Our business is not materially affected by seasonal factors.

Environment

     We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our earnings or competitive position.


Employees

     We employ approximately 2,200 persons, approximately 1,150 of whom serve in clerical, sales and management capacities. The remaining are engaged in production and maintenance activities.

     The production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the Paper, Allied-Industrial Chemical and Energy Workers International Union (P.A.C.E.)-AFL-CIO and its Local Union 5-957-AFL-CIO under a contract that expires on April 15, 2007.


Backlog

     At March 31, 2002, open orders were approximately $43.9 million as compared to $22.1 million at March 31, 2001, and $28.2 million at March 31, 2000. Because of the relatively short lead time required in filling orders for our products, we do not believe these backlog amounts bear a significant relationship to sales or income for any full 12-month period.

ITEM 2. Properties

     We maintain various facilities in the US and Puerto Rico. These facilities are used for research and development, manufacturing, warehousing, distribution and administrative functions and consist of both owned and leased properties.

         The following summarizes the properties used to conduct our operations:

         Primary Segment   Location         Status            Primary Use
         ---------------   --------         ------            -----------
         Generic:          North Carolina   Own               Distribution
                                                              Warehousing

                           West Virginia    Own               Manufacturing
                                                              Warehousing
                                                              Research and
                                                                Development
                                                              Administrative

                           Illinois         Own               Manufacturing
                                                              Warehousing
                                                              Administrative
                                            Lease             Warehousing

                           Puerto Rico      Own               Manufacturing
                                                              Warehousing
                                                              Administrative

         Brand:            North Carolina   Lease             Administrative

                           Texas            Own               Manufacturing
                                                              Warehousing

                           Vermont          Own               Manufacturing
                                                              Research and
                                                                Development
                                                              Administrative
                                            Lease             Warehousing

         Corporate/Other:  Pennsylvania     Lease             Administrative

     All facilities are in good operating condition. The machinery and equipment are well maintained, and the facilities are suitable for their intended purposes and have capacities adequate for current operations.


ITEM 3. Legal Proceedings

Product Litigation

     While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, we believe that we have meritorious defenses with respect to the claims asserted against the Company, and we intend to defend vigorously our position. An adverse outcome in any one of these proceedings could have a material adverse effect on our financial position and results of operations.

Paclitaxel

     In June 2001, NAPRO Biotherapeutics Inc. (NAPRO) and Abbott Laboratories Inc. (Abbott) filed suit against the Company in the US District Court for the Western District of Pennsylvania. Plaintiffs allege the Company's manufacture, use and sale of its paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. The Company began selling its paclitaxel product in July 2001. Abbott's ANDA seeking approval to sell paclitaxel has been approved.

Verapamil ER

     In July 2001, Biovail Laboratories Inc. (Biovail) filed a demand for arbitration against the Company with the American Arbitration Association. In response to such demand, the Company filed its answer and counterclaims. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company terminated the agreement in March 2001. Biovail's allegations include breach of contract, breach of implied covenant of good faith and fair dealing and unfair competition. The Company's allegations as set forth in its counterclaims include breach of obligations of good faith and fair dealing, fraud and unjust enrichment. The arbitration hearing is scheduled to be held in September 2002.

Zagam(R)

     The Company filed suit against Aventis Pharmaceuticals, Inc., successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD.; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in the US Federal District Court for the Western District of Pennsylvania in May 2001. The complaint sets forth claims of breach of contract, rescission, breach of implied covenant of good faith and fair dealing and unjust enrichment. The defendant's answer includes a counterclaim, which alleges nonpayment of royalties and failure to mitigate.

Nifedipine

     In February 2001, Biovail filed suit against the Company and Pfizer Inc. (Pfizer) in the US District Court for the Eastern District of Virginia alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to the US District Court for the Northern District of West Virginia, which was granted. The Company's motion to dismiss Biovail's complaint was denied, and the Company's motion to dismiss certain claims by other plaintiffs was granted in part and denied in part.

     The Company has been named as a defendant in five other putative class action suits alleging antitrust claims based on the settlement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer regarding nifedipine.

Buspirone

     The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company filed the appropriate certifications relating to the patents for this product that were then listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the "Orange Book." In November 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. In November 2000, the Company filed suit against the FDA and BMS in the US District Court for the District of Columbia. The complaint asked the court to order the FDA to grant immediately final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting a bond in the amount of $25 million, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the US Court of Appeals for the Federal Circuit, the FDA granted approval of the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company began marketing and selling the 15mg tablet in March 2001. The Company has also been selling the 30mg buspirone tablet since August 2001. BMS appealed the preliminary injunction order to both the US Court of Appeals for the Federal Circuit and the US Court of Appeals for the District of Columbia Circuit. The District of Columbia Court of Appeals denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit Court of Appeals. The Federal Circuit heard oral arguments in July 2001.

     In October 2001, the Federal Circuit overturned the lower court ruling and held that the Company did not have a cognizable claim against BMS under the Declaratory Judgment Act to challenge the listing of BMS' patent, which the Federal Circuit viewed as an improper effort to enforce the Federal Food, Drug and Cosmetic Act. The Federal Circuit did not address the lower court's determination that the BMS patent does not claim buspirone or a method of administration of the drug. The Company filed a petition with the Federal Circuit asking that the court reconsider its holding. The petition was denied in January 2002. A petition for review by the United States Supreme Court is pending.

     In January 2002, the Company filed a motion in the US District Court for the District of Columbia seeking a preliminary injunction which, if granted, would require that the FDA refuse to list the BMS patent should BMS submit it for re-listing in the Orange Book. The District of Columbia Court has entered an order staying further proceedings in this case pending appeal of the order entered in the US District Court for the Southern District of New York granting the Company's motion for summary judgment of non-infringement.

     The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the US District Court for the Northern District of West Virginia. The suit seeks a declaratory judgment of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the US District Court for the District of Vermont and also in the US District Court for the Southern District of New York. In each of these cases, BMS asserts that the Company infringes BMS' patent and seeks to rescind approval of the Company's ANDA. It is expected that BMS will seek to recover damages equal to the profits it has lost as a result of the Company's sales of this product.

     The Company subsequently filed motions to dismiss the Vermont case and dismiss and transfer the New York case to the US District Court for the Northern District of West Virginia. The Judicial Panel on Multi-District Litigation ordered these cases, along with another patent case and numerous antitrust suits filed against BMS, be consolidated in the US District Court for the Southern District of New York. The New York Court has granted the Company's motion for summary judgment that the BMS patent is not infringed or, alternatively, is invalid. BMS has appealed this decision to the Court of Appeals for the Federal Circuit. The New York Court also denied the BMS motion to dismiss the Company's antitrust counterclaims.

Lorazepam and Clorazepate

     In December 1998, the Federal Trade Commission (FTC) filed suit in US District Court for the District of Columbia against the Company. The FTC's complaint alleged that the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two products, lorazepam and clorazepate.

     In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC, the States Attorneys General and suits brought by or on behalf of third party reimbursers. The Company agreed to pay up to $147 million, including attorneys' fees. This tentative settlement became final in February 2002. Included in this settlement were three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.I. and Gyma Laboratories, Inc.

     Lawsuits not included in this settlement principally involve alleged direct purchasers, such as wholesalers and distributors. In July 2001, the United States Court for the District of Columbia certified a litigation class consisting of these direct purchasers. The Company filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking appellate review of the district court's order. The appellate court denied the Company's appeal of the lower court's class certification order. In addition, four third party reimbursers opted-out of the class action settlement and have filed separate, non-class actions against the Company. The Company has filed motions to dismiss those claims.


Other Litigation

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


ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


ITEM 5. Market for Registrant's Common Equity and
        Related Stockholder Matters

         Our common stock is traded on the New York Stock Exchange under the symbol MYL. The following table sets forth the quarterly high and low common share price information for the periods indicated:



      Fiscal 2002                                           High      Low
      -----------                                           ----      ----
      First quarter.........................................$31.81   $24.02
      Second quarter........................................ 35.65    28.30
      Third quarter......................................... 37.91    31.35
      Fourth quarter........................................ 36.20    29.46

      Fiscal 2001
      -----------
      First quarter.........................................$32.25   $17.00
      Second quarter........................................ 27.94    18.06
      Third quarter......................................... 30.00    22.50
      Fourth quarter........................................ 25.85    21.00


     As of April 30, 2002, there were approximately 99,021 holders of common stock, including those who held in street or nominee name.

     We have paid dividends since April 1992. For both fiscal 2002 and 2001, we paid quarterly cash dividends of $.04 per common share. We expect to continue the practice of paying regular cash dividends.

ITEM 6. Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition," the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.

(in thousands, except per share data)
Fiscal year ended March 31,                             2002           2001           2000           1999          1998
Statements of Earnings:                                 ----           ----           ----           ----          ----
 Net revenues                                      $ 1,104,050    $   846,696    $   790,145    $   721,123   $   555,423
 Cost of sales                                         480,111        464,521        369,377        339,342       288,290
                                                   -----------    -----------    -----------    -----------   -----------
 Gross profit                                          623,939        382,175        420,768        381,781       267,133
 Operating expenses:
  Research and development                              58,847         64,385         49,121         61,843        46,278
  Selling and administrative                           169,913        151,212        148,688        122,468        96,708
  Acquired in-process research
    and development                                       --             --             --           29,000          --
  Litigation settlement                                   --          147,000           --             --            --
                                                   -----------    -----------    -----------    -----------   -----------
 Earnings from operations                              395,179         19,578        222,959        168,470       124,147
 Equity in (loss) earnings of Somerset                  (4,719)        (1,477)        (4,193)         5,482        10,282
 Other income, net                                      17,863         39,912         23,977         18,342        13,960
                                                   -----------    -----------    -----------    -----------   -----------
 Earnings before income taxes                          408,323         58,013        242,743        192,294       148,389
 Provision for income taxes                            148,072         20,885         88,497         76,885        47,612
 Net earnings                                      ===========    ===========    ===========    ===========   ===========
                                                   $   260,251    $    37,128    $   154,246    $   115,409   $   100,777
At Fiscal Year End
Selected balance sheet data:
 Total assets                                      $ 1,616,710    $ 1,469,312    $ 1,342,470    $ 1,207,252   $   847,748
 Working capital                                       886,935        588,037        598,976        475,398       379,726
 Long-term obligations                                  21,854         23,345         30,630         26,827        26,218
 Total shareholders' equity                          1,402,239      1,132,536      1,203,722      1,059,905       744,465

Per common share data:
 Net earnings
  Basic                                            $      2.07   $       0.30    $      1.19    $      0.92   $      0.83
  Diluted                                          $      2.04   $       0.29    $      1.18    $      0.91   $      0.82
 Shareholders' equity - diluted                    $     11.01   $       8.94    $      9.24    $      8.34   $      6.05
 Cash dividends declared and paid $                $      0.16   $       0.16    $      0.16    $      0.16   $      0.16

Weighted average common shares outstanding:
 Basic                                                 125,525        125,788        129,220        125,584       122,094
 Diluted                                               127,368        126,749        130,224        127,156       123,043

     In July 2000, we reached a tentative settlement with the Federal Trade Commission, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to pricing issues and raw material contracts on two products. Excluding the litigation settlement of $147,000, net earnings for fiscal 2001 were $131,208, or $1.04 per diluted share. This settlement was approved by the court and made final in February 2002 (see Note 17 to Consolidated Financial Statements).

     In June 2000, we completed the Stock Repurchase Program authorized and announced by the Board of Directors in April 1997. In fiscal 2001, we purchased 4,855 shares for $91,456.

     In October 1998, we acquired 100% of the common stock of Penederm Inc. The above financial data reflects Penederm's results of operations from the date of acquisition.

     In fiscal 1998, net revenues include $26,822 relating to a supply agreement with Genpharm Inc.

ITEM 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion and analysis should be read in conjunction with the fiscal 2002 Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this report. All references to fiscal years shall mean the 12-month period ended March 31.


Overview

     Mylan Laboratories Inc. and its subsidiaries (the Company or Mylan) develop, manufacture, market and distribute generic and brand pharmaceutical products. Fiscal 2002 was the most financially successful year in Mylan's history. Net revenues exceeded the $1.0 billion mark reaching $1.1 billion compared to $846.7 million in fiscal 2001. This revenue growth was driven by the Generic Segment, which represented 88% of total net revenues for fiscal 2002.

     The Generic Segment's growth in net revenues, as well as gross profit and operating income, was primarily driven by the marketing exclusivity for buspirone, the introduction of new products and a relatively stable pricing environment for the core generic products. The US Food and Drug Administration
(FDA) withheld competitor approvals for buspirone 15mg until late February 2002. This delay extended Mylan's original 180-day marketing exclusivity by approximately five months, which resulted in increased net revenues and gross profits. With the approval and launch of additional buspirone products, the Company experienced substantial price erosion by the end of fiscal 2002. Price and volume erosion are considered normal in the generic industry as competitors launch their products.

     During fiscal 2002, the Generic Segment's net revenues were also enhanced by certain changes in the competitive environment, which resulted in relatively stable pricing for the core generic products. These changes, such as the consolidation in both customer and competitor bases, the withdrawal from the market of a competitor and the manufacturing and supply issues experienced by certain competitors, along with Mylan's ability to consistently manufacture and supply quality products, made a substantial contribution to the Generic Segment's net revenue growth.

     The Brand Segment's product line consists of both brand and branded generic products which are sensitive to promotional efforts. Mylan continues its efforts to build upon this platform of products through internal development, in-licensing agreements and/or acquisitions. With the addition of executive management and the consolidation of non-manufacturing operations to Research Triangle Park complete, Mylan remains committed to the implementation and execution of its brand strategic plan.

     The following table presents the results of operations for each of our business segments:

                                                   FISCAL                                   CHANGE
                               ---------------------------------------------        -----------------------
(in thousands)                       2002            2001             2000          2002/2001     2001/2000
                                     ----            ----             ----          ---------     ---------


Consolidated:
 Net revenues                  $ 1,104,050        $ 846,696        $ 790,145          30%              7%
 Gross profit                      623,939          382,175          420,768          63%             (9%)
 Research and development           58,847           64,385           49,121          (9%)            31%
 Selling and marketing              59,913           59,238           56,854           1%              4%
 General and administrative        110,000           91,974           91,834          20%              0%
 Pretax earnings                   408,323           58,013          242,743         604%            (76%)


Generic Segment:

 Net revenues                      971,075          675,118          650,890          44%              4%
 Gross profit                      552,736          273,111          332,222         102%            (18%)
 Research and development           33,814           47,204           39,255         (28%)            20%
 Selling and marketing              12,430           14,342           18,753         (13%)           (24%)
 General and administrative         23,424           24,450           26,111          (4%)            (6%)
 Segment profit                    483,068          187,115          248,103         158%            (25%)


Brand Segment:
 Net revenues                      132,975          171,578          139,255         (22%)            23%
 Gross profit                       71,203          109,064           88,546         (35%)            23%
 Research and development           25,033           17,181            9,866          46%             74%
 Selling and marketing              47,483           44,896           38,101           6%             18%
 General and administrative         14,899           20,841           11,814         (29%)            76%
 Segment (loss) profit             (16,212)          26,146           28,765        (162%)            (9%)


Corporate/Other Segment:
 Segment loss                      (58,533)         155,248          (34,125)         62%           (355%)

     Segment net revenues represent revenues from unrelated third parties. For the Generic and Brand Segments, segment profit represents segment gross profit less direct research and development, selling and marketing and general and administrative expenses. Segment loss for Corporate/Other includes legal costs, goodwill amortization, other corporate administrative expenses and other income and expense.

     Effective April 1, 2001, the Brand Segment assumed responsibility for the sales and marketing of EX phenytoin 100mg, which were previously included and evaluated in the operating results of the Generic Segment. Accordingly, the operating results of the Brand Segment for fiscal 2001 and 2000 have been revised to include the net revenues of $26,317 and $16,917 and the corresponding costs of sales of $5,247 and $3,782 for EX phenytoin 100mg previously included in the Generic Segment.

     In fiscal 2001, Corporate/Other includes the expense of $147,000 for the settlement with the Federal Trade Commission and related litigation (see
     Note 17 to Consolidated Financial Statements).


Results of Operations


     The following discussion excludes the $147.0 million before tax effect of the Federal Trade Commission (FTC) settlement recognized in fiscal 2001 (see
Note 17 to Consolidated Financial Statements). Excluding the impact of the FTC settlement, net earnings for fiscal 2001 were $131.2 million, or $1.04 per diluted share. Including the FTC settlement, net earnings were $37.1 million, or $.29 per diluted share.

Fiscal 2002 compared to Fiscal 2001

Financial Highlights

     o Net revenues increased 30% or $257.4 million to $1.1 billion from $846.7 million.

     o Gross profit increased 63% or $241.7 million to $623.9 million from $382.2 million.

     o    Gross margin increased to 57% from 45%.

     o Operating income increased 137% or $228.6 million to $395.2 million from $166.6 million.

     o Net earnings increased 98% or $129.1 million to $260.3 million from $131.2 million.

     o Earnings per diluted share increased 96% to $2.04 per share from $1.04 per share.

Net Revenues and Gross Profit

     Net revenues for fiscal 2002 were $1.1 billion compared to $846.7 million for fiscal 2001, an increase of 30% or $257.4 million. This increase in net revenues is attributed to increased net revenues for the Generic Segment of $296.0 million, which was partially offset by a decrease in net revenues for the Brand Segment of $38.6 million.

     Generic Segment net revenues for the current year increased 44% to $971.1 million from $675.1 million for fiscal 2001. This increase is primarily attributed to sales of our buspirone products, as well as the launch of new products (excluding buspirone 5mg, 10mg and 30mg) in fiscal 2002. The buspirone products contributed net revenues of $167.7 million or 57% of fiscal 2002's growth, while new products contributed net revenues of $69.7 million or 24% of fiscal 2002's growth. The remaining increase is attributed to the growth of core generic products of $77.8 million, which was partially offset by lost revenues of $19.2 million due to the sale of the liquids facility in Florida. The growth of core generic products is partially attributed to the elimination of end-of-quarter promotional programs in the prior year.

     The 180-day market exclusivity period, as provided by the Waxman-Hatch Act, for buspirone 15mg expired in late September 2001. However, the FDA withheld additional approvals for generics until late February 2002. Generic Segment net revenues in fiscal 2002 benefited significantly from the extended exclusivity period. Since other generic pharmaceutical companies entered the buspirone market, the Generic Segment has experienced substantial pricing and volume pressures. See Note 17 to Consolidated Financial Statements regarding litigation of certain issues relating to our buspirone Abbreviated New Drug Application
(ANDA).

     Because of the significant uncertainties surrounding when the FDA would approve additional buspirone 15mg ANDAs, we could not reasonably estimate the amount of potential price adjustments that would occur as a result of the additional approvals. For the quarterly periods ended September 2001 and December 2001, revenues on certain shipments were deferred until such uncertainties were resolved. Such uncertainties were resolved either upon our customers' sale of this product or when the FDA approved additional generics in late February 2002. For the quarterly period ended March 2002, we were able to estimate potential price adjustments on the remaining deferred shipments and, therefore, recognized revenue related to such shipments.

     Brand Segment net revenues for fiscal 2002 decreased 22% to $133.0 million from $171.6 million for the prior year. This decrease is primarily attributed to the decision to discontinue end-of-quarter promotional programs in an effort to normalize our customer buying patterns and more effectively manage our business. Given the upward trends in the prescription activity of the Brand Segment's product line, Brand Segment net revenues for fiscal 2003 are anticipated to reflect a similar trend.

     Gross profit for fiscal 2002 was $623.9 million, or 57% of net revenues, compared to $382.2 million, or 45% of net revenues, for fiscal 2001. This increase of 63% or $241.7 million is attributed to increased gross profit for our Generic Segment of $279.6 million, primarily contributed by buspirone and new products, which was partially offset by decreased gross profit for our Brand Segment of $37.9 million.

Research and Development

     Research and development expenses for fiscal 2002 were $58.8 million, or 5% of net revenues, compared to $64.4 million, or 8% of net revenues, in fiscal 2001, a decrease of 9% or $5.6 million. This decrease is largely due to the timing of projects currently in development by our Generic Segment, as well as a decrease in in-licensing milestones compared to the prior year.

     The Brand Segment is currently incurring significant research and development expenses related to nebivolol, a hypertension treatment product. As the clinical development program for nebivolol progresses, we anticipate that the Brand Segment research and development expenses will continue to increase. Additionally, potential milestone payments related to this product may significantly increase Brand Segment research and development expenses in future periods.

     We are actively pursuing, and are involved in, joint development projects in an effort to broaden our scope of capabilities to market both generic and brand products. Many of these arrangements provide for payments by us upon the attainment of specified milestones. While these arrangements help to reduce our financial risk for unsuccessful projects, fulfillment of milestones or the occurrence of other obligations may result in fluctuations in research and development expenses.

Selling and Marketing

     Selling and marketing expenses for fiscal 2002 were $59.9 million, or 5% of net revenues, relatively unchanged compared to $59.2 million, or 7% of net revenues, in fiscal 2001.

General and Administrative

     General and administrative expenses were $110.0 million, or 10% of net revenues, for fiscal 2002, compared to $92.0 million, or 11% of net revenues, for fiscal 2001. This increase is attributed to an increase in Corporate general and administrative expenses of $25.0 million, partially offset by a decrease of $5.9 million in the Brand Segment general and administrative expenses.

     Corporate general and administrative expenses for fiscal 2002 were $71.7 million compared to $46.7 million in fiscal 2001. This increase is largely due to increases in expenses relating to retirement benefits for executives and management employees of $10.6 million, as well as the expense associated with the funding of a charitable foundation of $5.0 million. As a result of certain one-time expenses in fiscal 2002, we anticipate general and administrative expenses for the Corporate/Other Segment to be lower in fiscal 2003.

     Brand general and administrative expenses for fiscal 2002 were $14.9 million compared to $20.8 million in fiscal 2001. This decrease is largely due to fiscal 2001 including a $7.8 million impairment charge for the intangible assets associated with our brand product Zagam(R), partially offset by increased relocation expenses as our Brand Segment completed its move to Research Triangle Park, North Carolina.

Other Income, Net

     Other income, net of other expenses, was $17.9 million in fiscal 2002 compared to $39.9 million in fiscal 2001. This decrease of $22.0 million is primarily attributed to fiscal 2001 including a $9.2 million favorable litigation settlement and a $4.4 million gain from the sale of certain intangible assets. Also contributing to this decrease, investment income from our limited liability partnership investments decreased $6.8 million in fiscal 2002 compared to income recognized in fiscal 2001. In fiscal 2002 and 2001, we liquidated $9.5 million and $52.2 million in our investment in a certain limited liability partnership. In an effort to limit our exposure to market risk, we intend to continue to liquidate this investment.

Equity in Loss of Somerset

     We own a 50% equity interest in Somerset Pharmaceuticals, Inc. (Somerset) and account for this investment using the equity method of accounting. The recorded loss in Somerset for fiscal 2002 was $4.7 million compared to a loss of $1.5 million in fiscal 2001. This $3.2 million increase in loss is primarily attributed to decreased sales, which were partially offset by reduced operating expenses, and the prior year loss being reduced by a recapture of income tax expenses as a result of a favorable Internal Revenue Service (IRS) audit.

     Somerset is engaged in the manufacturing and marketing of Eldepryl(R) (selegiline), its sole commercial product, which is used for the treatment of Parkinson's disease. Somerset continues to conduct research and development activities related to new indications and delivery technologies for selegiline and other products. As Somerset continues these research and development activities, earnings may continue to be adversely affected.

Income Taxes

     The effective tax rate for fiscal 2002 was 36.3% compared to 36.0% for fiscal 2001. This increase in the effective tax rate was due to increased domestic taxable income partially offset by favorable increases in certain tax credits.

     For fiscal 2003, we expect the tax rate to decrease slightly due to the favorable impact Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, will have on tax related purchase accounting adjustments.

Fiscal 2001 compared to Fiscal 2000

Financial Highlights

     o Net revenues increased 7% or $56.6 million to $846.7 million from $790.1 million.

     o Gross profit decreased 9% or $38.6 million to $382.2 million from $420.8 million.

     o    Gross margin decreased to 45% from 53%.

     o Operating income decreased 25% or $56.4 million to $166.6 million from $223.0 million.

     o Net earnings decreased 15% or $23.0 million to $131.2 million from $154.2 million.

     o Earnings per diluted share decreased 12% to $1.04 per share from $1.18 per share.

Net Revenues and Gross Profit

     Net revenues for fiscal 2001 were $846.7 million compared to $790.1 million for fiscal 2000, an increase of $56.6 million. This 7% increase in net revenues is attributable to increased net revenues for both the Generic and Brand Segments, with 43% or $24.2 million of the growth from the Generic Segment and 57% or $32.4 million of the increase contributed by the Brand Segment.

     Fiscal 2001 Generic Segment net revenues benefited from the addition of eight new products to the generic product line that resulted in an aggregate net revenue increase of $22.9 million. Nifedipine, launched in late fiscal 2000 through a license and supply agreement, increased net revenues by $136.3 million in fiscal 2001 as compared to fiscal 2000. Additional net revenue increases were derived from sales of carbidopa/levodopa, which increased by $36.9 million as compared to the prior year. The net revenue increase provided from these and other products was partially offset by reduced prices and volumes related to sales of lorazepam and clorazepate, which declined $82.7 million as compared to fiscal 2000. Other products for which we had increased prices in prior years had price and volume erosion that totaled $27.6 million in fiscal 2001 compared to fiscal 2000.

     Brand Segment net revenues increased largely due to the result of increases from clozapine, Kristalose(R), Digitek(R), Avita(R) and Mentax(R) as compared to fiscal 2000. No individual product represented a significant portion of the net revenue increase. These increases in net revenues were partially offset by a $6.0 million decrease in Zagam(R) sales due to product supply issues resulting from our contract supplier, as well as decreases in various nonpromoted brand products, including the wound and burn care product line. The Zagam(R) supply issues impaired our ability to market this product. Consequently, related inventories were reduced to net realizable value and the related product license intangible was written off.

     Gross profit for fiscal 2001 was $382.2 million, or 45% of net revenues, compared to $420.8 million, or 53% of net revenues, for fiscal 2000, a $38.6 million or 9% decrease. Generic Segment gross profit decreased largely due to both price and volume erosion on lorazepam and clorazepate, as well as decreases related to other products that also had price increases in prior years. These decreases, coupled with the lower gross profit resulting from contractual obligations associated with nifedipine, resulted in a lower overall generic gross profit in fiscal 2001. Brand Segment gross profit was also lower due to the absence of Zagam(R) sales, a $2.4 million write-down of Zagam(R) inventories and an overall change in product sales mix.

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

     Generic Segment research and development expenses increased $7.9 million to $47.2 million in fiscal 2001 compared to fiscal 2000. The increase was primarily due to milestone payments for in-licensed products and increased expenses due to biostudies and raw materials, as well as payroll and payroll related expenses.

     Brand Segment research and development expenses were $17.2 million in fiscal 2001, an increase of $7.3 million as compared to fiscal 2000. The increase was due largely to additional clinical trial expenses and milestone payments under product licensing arrangements. In the latter part of fiscal 2001, we obtained the rights to develop and, upon FDA approval, to market nebivolol in the US and Canada.

Selling and Marketing

     Selling and marketing expenses for fiscal 2001 were $59.2 million, or 7% of net revenues, relatively unchanged compared to $56.9 million, or 7% of net revenues, in fiscal 2000.

     Generic Segment selling and marketing expenses were $14.3 million in fiscal 2001, which represented a $4.4 million decrease from the prior year. The decrease was primarily due to lower promotions and advertising expenses.

     Brand Segment selling and marketing expenses increased $6.8 million to $44.9 million in fiscal 2001 compared to fiscal 2000. This increase was primarily due to increased payroll and payroll related expenses, product sample expenses and expenses associated with the consolidation of the Brand Segment non-manufacturing operations.

General and Administrative

     General and administrative expenses for fiscal 2001 were $92.0 million, or 11% of net revenues, relatively unchanged from $91.8 million, or 12% of net revenues, in fiscal 2000.

     Generic Segment general and administrative expenses were $24.5 million in fiscal 2001, compared to $26.1 million in fiscal 2000. The decrease was primarily due to lower professional service fees.

     Brand Segment general and administrative expenses increased $9.0 million to $20.8 million in fiscal 2001 from $11.8 million in fiscal 2000. The increase was largely the result of a $7.8 million write-off of the Zagam(R) product license intangible.

     Corporate administrative expenses for fiscal 2001 were $46.7 million compared to $53.9 million for fiscal 2000, a decrease of $7.2 million. Lower legal expenses accounted for the majority of the decrease.

Litigation Settlement

     In July 2000, a settlement was reached with the FTC, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to pricing issues and raw material contracts on two products. As a result, a litigation settlement charge of $147.0 million was recognized. This settlement was approved by the court and made final in February 2002 (see
Note 17 to Consolidated Financial Statements).

Equity in Loss of Somerset

     In fiscal 2001, equity in the loss of Somerset was $1.5 million compared to a loss of $4.2 million in fiscal 2000. The decrease in fiscal 2001 is primarily attributable to decreased research and development expenses and the favorable outcome of an IRS audit.

Other Income, Net

     Other income for fiscal 2001 was $39.9 million compared to $24.0 million for fiscal 2000. The $15.9 million increase is primarily attributed to gains of $9.2 million and $4.4 million related to a litigation settlement and the sale of certain intangible assets. Other income recognized in fiscal 2001 also included income from our investment in a certain limited liability partnership of $14.9 million as compared to $15.4 million in fiscal 2000.

Income Taxes

     The effective tax rate for fiscal 2001 was 36.0%, relatively unchanged from 36.5% for fiscal 2000.


Liquidity and Capital Resources


     Cash provided from operations continues to be the primary source of funds to operate and expand our business. This is reflected in cash flows from operations that reached $346.5 million during fiscal 2002. Our business relies on new product approvals to generate significant future cash flows. An inability to introduce new products to the marketplace could cause a decline in operating cash flows.

     As a result of our cash flows from operations during fiscal 2002, working capital increased $298.9 million to $886.9 million from $588.0 million in fiscal 2001. We believe that our working capital and cash provided by operating activities are sufficient to meet operating needs. Of the $1.6 billion in total assets, 38% or $617.1 million is held in cash, cash equivalents and marketable securities. The table below summarizes cash and cash equivalents and marketable securities at March 31, 2002 and 2001:

(in thousands)                           2002          2001
                                         ----          ----
Cash and cash equivalents           $   160,790   $   229,183
Marketable securities                   456,266        55,715
                                    -----------   -----------
                                    $   617,056   $   284,898
                                    ===========   ===========

     Investments in marketable securities are primarily high quality government and commercial paper that generally mature within one year. These investments are highly liquid and available for operating needs. Upon maturity, they are generally reinvested in instruments with similar characteristics.

     In fiscal 2001, a deposit of $135.0 million was placed into escrow and a liability of $147.0 million was recorded as a result of a tentative settlement of the FTC litigation. With the final court approval in February 2002, the amount held in escrow and the liability were relieved from the consolidated balance sheet. Final payments representing attorneys' fees of $8.0 million and $4.0 million were made in March 2002 and May 2002 (see Note 17 to Consolidated Financial Statements).

     In May 2002, the Board of Directors (Board) approved a Stock Repurchase Program that authorized the purchase of up to 10,000,000 shares of the Company's outstanding common stock. Such purchases could have a material effect on cash, cash equivalents and marketable securities. Through May 29, 2002, 1,000,000 shares of common stock have been purchased for $29.0 million. In fiscal 2001, 4,855,100 shares of common stock were purchased for $91.5 million under a program approved by the Board in April 1997.

     In fiscal 2002, payments of $8.1 million were made on long-term obligations. However, to provide additional operating leverage if necessary, a commercial bank has extended a revolving line of credit of up to $50.0 million (see Note 8 to Consolidated Financial Statements). As of March 31, 2002, no funds have been advanced under this line of credit. Additionally, the acquisition of new products, as well as other companies, will play a strategic role in our growth. Consequently, such acquisitions may require additional indebtedness which would impact future liquidity.

     Capital expenditures during fiscal 2002 were $20.6 million compared to $24.7 million during fiscal 2001. These expenditures in the current year were primarily made to acquire machinery and equipment for our production facilities. Fiscal 2001 payments were made to expand the manufacturing facility in Puerto Rico and finalize the construction of a sales and administration building in Morgantown, West Virginia. Also, during the quarter ended December 31, 2001, we completed the sale of our liquid pharmaceutical manufacturing facility and warehouse in Largo, Florida. In fiscal 2003, capital expenditures, primarily for the expansion of our manufacturing capacity, are anticipated to approximate amounts expended in previous years.

     A limited liability partnership investment is being liquidated in an effort to reduce market risk. In fiscal 2002 and 2001, $9.5 million and $52.2 million were liquidated. This liquidation is expected to continue.

     The Company continues to pay quarterly cash dividends of $.04 per common share. Dividend payments totaled $20.2 million during fiscal 2002 and $20.1 million during fiscal 2001. In fiscal 2002, we received $20.9 million from the exercise of stock options issued through our stock option plans compared to $5.7 million in fiscal 2001.

     Payments for state and federal income taxes increased to $152.1 million during fiscal 2002 compared to $20.1 million for fiscal 2001. Payments during fiscal 2001 were lower as a result of lower taxable income resulting from the FTC settlement.

     The Company is involved in various legal proceedings (see Note 17 to Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our cash flows.

Critical Accounting Policies

     Our significant accounting policies are described in Note 2 to Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States. Included within these policies are our "critical accounting policies." Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies are the determination of revenue provisions, useful lives and impairment of intangibles and the impact of existing legal matters. These critical accounting policies affect each of the operating segments. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We are currently not aware of any reasonably likely event or circumstance which would result in different amounts being reported that would have a material impact on our results of operations or financial condition.

     The development and selection of these critical accounting policies have been discussed with the Audit Committee. Such policies are reviewed quarterly by the Audit Committee.

Revenue Provisions

     Revenue is recognized for product sales upon shipment when title and risk of loss has transferred to the customer and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks, promotional and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the consolidated financial statements as reductions to net revenues and accounts receivable and within other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $221.3 million and $132.4 million at March 31, 2002 and 2001. Other current accrued liabilities include approximately $21.6 million and $13.1 million at March 31, 2002 and 2001, for certain rebates and other adjustments that are paid to indirect customers.

     Provisions for estimated discounts, returns, rebates, promotional and other credits require a limited degree of subjectivity and are simple in nature, yet combined represent a significant portion of the provisions. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience.

     The provisions for chargebacks are the most significant and complex estimates used in the recognition of revenue. The Company is a party to arrangements with other parties establishing prices for products for which they independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer's contract price. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience and estimated wholesaler inventory levels. We continually monitor our assumptions giving consideration to wholesaler buying patterns and current pricing trends and make adjustments to these provisions when we believe that the actual chargeback credits will differ from the estimated provisions.

Useful Lives and Impairment of Intangibles

     As of March 31, 2002 and 2001, recorded goodwill, net of accumulated amortization, was $100.9 million and $107.3 million. Goodwill is reviewed for impairment when events or other changes in circumstances may indicate that the carrying amount of the goodwill may not be recoverable. Goodwill associated with the Brand Segment was reviewed in fiscal 2002. Impairment is determined when the undiscounted future cash flows, based on estimated sales volumes, pricing and the anticipated cost environment, are less than the carrying value of the goodwill. The carrying value of the goodwill reviewed was not impaired. If these projections do not properly reflect future activity, results of operations could be negatively impacted.

     As of March 31, 2002 and 2001, recorded intangible assets, excluding goodwill, net of accumulated amortization, were $171.6 million and $187.1 million. Other intangible assets consist of product rights purchased from other companies, product rights acquired through acquisition and internally developed patents and technologies. Amortization periods for these assets were established based on estimates of the periods the assets would generate revenue, not to exceed 20 years. Intangible assets are reviewed for impairment when the carrying amount of an asset may not be recoverable. Certain product rights associated with the Brand Segment were reviewed for impairment in fiscal 2002. Impairment is determined when the undiscounted cash flow value, based on estimated sales volume, anticipated pricing and estimated product costs, is less than the carrying value of the intangible asset. The carrying values of the product rights reviewed were not impaired. If these projections do not properly reflect future activity, results of operations could be negatively impacted.

Legal Matters

     The Company is involved in various legal proceedings, some of which involve claims for substantial amounts. An accrual for a loss contingency relating to any of these legal proceedings is made if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. After review, it was determined, at March 31, 2002, that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. However, if any of these legal proceedings would result in an adverse outcome for the Company, the impact could have a material adverse effect on our financial position and results of operations.


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

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. We adopted the provisions of SFAS No. 141 as of July 1, 2001, and, accordingly, all future business combinations consummated by us must be recorded at fair value using the purchase method of accounting.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will no longer be amortized, but will be subject to at least annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. Furthermore, SFAS No. 142 requires that the useful lives of intangible assets acquired before June 30, 2001, be reassessed and the remaining amortization periods adjusted accordingly.

     We are required to adopt the provisions of SFAS No. 142 effective April 1, 2002, and are in the process of preparing for its adoption. This process includes evaluating the useful lives of assets, making determinations as to what reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. We will no longer record approximately $6.4 million in annual amortization of goodwill. Until the above process, including the required initial impairment evaluation, is complete, we are unable to determine any further impact SFAS No. 142 will have on our consolidated financial position and results of operations.

     The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for us on April 1, 2003. We are currently evaluating the impact, if any, this statement will have on our financial position and results of operations.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in August 2001. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted future cash flows do not exceed the asset's carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration. Assets that are to be disposed of by sale are required to be evaluated using the same measurement approach as those assets to be held and used. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former operating segment approach. We will now recognize impairment of long-lived assets to be disposed by other than sale at the date of disposal, but will consider such assets to be held and used until that time. This statement is effective for us as of April 1, 2002, and we believe that the adoption of SFAS No. 144 will not have a material impact on our financial position and results of operations.

     Emerging Issues Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, became effective for us as of January 1, 2002. It states that consideration paid by a vendor to a reseller is to be classified as a reduction of revenue in the income statement unless an identifiable benefit is or will be received from the reseller that is sufficiently separable from the purchase of the vendor's products and the vendor can reasonably estimate the fair value of the benefit. We have adopted the provisions of EITF Issue No. 00-25, and it had no material effect on our financial statements.

     EITF Issue No. 01-09, Accounting for Consideration Given to a Customer or a Reseller of a Vendor's Products, reconciles EITF Issue No. 00-14, Issue No. 3 of EITF Issue No. 00-22 and EITF Issue No. 00-25. EITF Issue No. 01-09 became effective for us as of January 1, 2002, and it had no material effect on our financial statements.


Fluctuating Results of Operations and Liquidity

     In the past, results of operations have fluctuated on both an annual and a quarterly basis. These fluctuations have resulted from several timing factors, including, among others, new product approvals, new product launches, as well as those of our competitors, product and business acquisitions, in-house research and development projects, milestone payments related to in-licensing of research and development projects and litigation settlements.

     We believe we will continue to experience fluctuations in net revenues, gross profit, net earnings and liquidity. Such fluctuations will result from, among other things, the timing of regulatory approvals and market introduction of our new products, as well as those of our competitors, downward pricing pressure on products available from multiple approved sources and the timing of milestone payments related to in-licensing of research and development projects.


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


Forward-Looking Statements

     The statements set forth in this Annual Report concerning the manner in which we intend to conduct our future operations, potential trends that may impact future results of operations, and our beliefs or expectations about future operations are forward-looking statements. The following statements that we make in this Annual Report, in other filings made with the SEC, in press releases, on our website, or in other contexts (including statements made by our authorized representatives, either orally or in writing), are or may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995:

     (i) any statement regarding possible or assumed future results of operations of our business, the markets for our products, anticipated expenditures, regulatory developments or competition;

     (ii) any statement preceded by, followed by or that includes the words "intends," "estimates," "believes," "expects," "anticipates," "should," "could," or the negative or other variations of these or other similar expressions; and

     (iii) other statements regarding matters that are not historical facts.

     Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to:

     o uncertainties regarding our ability to successfully develop and introduce new products on a timely basis in relation to competing product introductions;

     o our ability to obtain required FDA approvals for new products on a timely basis;

     o the affects of vigorous competition on commercial acceptance of our products and their pricing;

     o uncertainties regarding continued market acceptance of and demand for our core products;

     o potential legislative or regulatory changes affecting the pharmaceutical industry;

     o uncertainties associated with the licensing of products developed by others and the successful integration of acquired businesses;

     o our periodic dependence on one or a few products as a significant source of our revenues;

     o the periodic expiration of patent or regulatory market exclusivity on some of our products;

     o    the effects of consolidation of our customer base;

     o uncertainties regarding patent and other intellectual property protection of our proprietary products;

     o the cost and management time associated with litigation involving patent or other intellectual property protection of competing products;

     o our exposure to product liability and other lawsuits and contingencies associated with our products;

     o    our ability to attract and retain key personnel; and

     o changes in accounting and related standards promulgated by the accounting profession or regulatory agencies.

     The cautionary statements contained or referred to above should be considered in connection with any subsequent written or oral forward-looking statements that may be made by us or by persons acting on our behalf. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         The Company is subject to market risk primarily from changes in the market values on investments in marketable debt and equity securities, including marketable securities owned indirectly through pooled asset funds that are classified as other assets on our balance sheet. Additional investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature. Professional portfolio managers manage the majority of our investments. We also invest in nonpublic securities that are classified as other assets on our balance sheet and do not consider these investments to be market risk sensitive.

          The following table summarizes the investments which subject the Company to market risk at March 31, 2002 and 2001:



(in thousands)                                            2002       2001
                                                        --------   --------

Marketable debt securities                             $435,499   $ 46,019
Marketable equity securities                             20,767      9,696
Pooled asset funds                                       26,144     29,065
                                                       --------   --------
                                                       $482,410   $ 84,780
                                                       ========   ========


Marketable Debt Securities

     The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. The investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment grade credit ratings. These investments increased significantly during fiscal 2002 due to cash flows generated from operations. Of the $435.5 million invested in marketable debt securities at March 31, 2002, $417.1 million will mature within one year. This short duration to maturity creates minimal exposure to fluctuations in market values for these investments. A significant change in current interest rates could affect the market value of the remaining $18.4 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $0.9 million change in our balance of marketable debt securities.

Marketable Equity Securities

     Marketable equity securities are primarily managed by professional portfolio managers whose investment objective is to increase fund value through purchasing undervalued common stocks and holding these securities for a period of time. These portfolio managers are continually evaluating the portfolio to ensure that it meets our investment objectives. As of March 31, 2002, a 10% change in the market value of these investments would result in a $2.1 million change in marketable equity securities.

Pooled Asset Funds

     Pooled asset funds consist of investments in limited liability partnerships. The assets of these funds are typically actively traded and are exposed to market fluctuations. Unlike investments in marketable debt and equity securities, the changes in the market values of these investments are recognized as other income or loss in the Consolidated Statements of Earnings. A 20% change in the market value of the pooled asset funds would result in a $5.2 million change in other assets and a corresponding change to other income or expense.

ITEM 8. Financial Statements and Supplementary Data


                 Index to Consolidated Financial Statements and
                       Supplementary Financial Information

                                                                    Page
                                                                    ----
Consolidated Balance Sheets as of March 31, 2002 and 2001            39

Consolidated Statements of Earnings for the fiscal years
  ended March 31, 2002, 2001 and 2000                                40

Consolidated Statements of Shareholders' Equity for the
  fiscal years ended March 31, 2002, 2001 and 2000                   41

Consolidated Statements of Cash Flows for the fiscal years
  ended March 31, 2002, 2001 and 2000                                42

Notes to Consolidated Financial Statements                           43

Independent Auditors' Report                                         63

Supplementary Financial Information                                  64

                            Mylan Laboratories Inc.
                          Consolidated Balance Sheets
                (in thousands, except share and per share data)



March 31,                                                2002           2001
---------                                                ----           ----
Assets
  Current assets:
    Cash and cash equivalents                       $   160,790   $   229,183
    Marketable securities                               456,266        55,715
    Accounts receivable, net                            145,491       235,938
    Inventories                                         195,074       161,810
    Deferred income tax benefit                          92,642        59,474
    Deposit - litigation settlement                           -       135,000
    Other current assets                                 11,819         5,443
                                                    -----------   -----------
      Total current assets                            1,062,082       882,563

    Property, plant and equipment, net                  166,531       170,193
    Intangible assets, net                              272,511       294,384
    Investment in and advances to Somerset               22,720        27,621
    Other assets                                         92,866        94,551
                                                    -----------   -----------
Total assets                                        $ 1,616,710   $ 1,469,312
                                                    ===========   ===========

Liabilities and shareholders' equity
  Liabilities
    Current liabilities:
      Trade accounts payable                        $    36,534   $    48,928
      Income taxes payable                               63,826        34,348
      Current portion of long-term obligations               16         5,245
      Cash dividends payable                              5,067         5,007
      Litigation settlement                               4,014       147,000
      Other current liabilities                          65,690        53,998
                                                    -----------   -----------
        Total current liabilities                       175,147       294,526

      Long-term obligations                              21,854        23,345
      Deferred income tax liability                      17,470        18,905
                                                    -----------   -----------
        Total liabilities                               214,471       336,776
                                                    -----------   -----------

    Shareholders' equity
      Preferred stock - par value $.50 per share
        Shares authorized: 5,000,000
        Shares issued: none                                 -             -
       Common stock - par value $.50 per share
        Shares authorized: 300,000,000
        Shares issued: 132,200,528 in 2002
        and 130,689,762 in 2001                          66,100        65,345
      Additional paid-in capital                        349,719       322,987
      Retained earnings                               1,080,736       840,741
      Accumulated other comprehensive earnings            7,920         2,983
                                                    -----------   -----------
                                                      1,504,475     1,232,056
      Less treasury stock - at cost
      Shares: 5,813,033 in 2002
      and 5,731,913 in 2001                             102,236        99,520
                                                    -----------   -----------
    Total shareholders' equity                        1,402,239     1,132,536
                                                    -----------   -----------
Total liabilities and shareholders' equity          $ 1,616,710   $ 1,469,312
                                                    ===========   ===========
                See Notes to Consolidated Financial Statements.

                                 Mylan Laboratories Inc.
                            Consolidated Statements of Earnings
                           (in thousands, except per share data)

Fiscal year ended March 31,                2002          2001         2000
---------------------------                ----          ----         ----
Net revenues                           $ 1,104,050    $ 846,696  $  790,145
Cost of sales                              480,111      464,521     369,377
                                       -----------    ---------  ----------
Gross profit                               623,939      382,175     420,768

Operating expenses:
 Research and development                   58,847       64,385      49,121
 Selling and marketing                      59,913       59,238      56,854
 General and administrative                110,000       91,974      91,834
 Litigation settlement                           -      147,000           -
                                       -----------    ---------  ----------
Earnings from operations                   395,179       19,578     222,959


Equity in loss of Somerset                  (4,719)      (1,477)     (4,193)
Other income, net                           17,863       39,912      23,977
                                       -----------    ---------  ----------
Earnings before income taxes               408,323       58,013     242,743
Provision for income taxes                 148,072       20,885      88,497
                                       -----------    ---------  ----------
Net earnings                           $   260,251    $  37,128  $  154,246
                                       ===========    =========  ==========
Earnings per common share:
 Basic                                 $      2.07    $    0.30  $     1.19
                                       ===========    =========  ==========
 Diluted                               $      2.04    $    0.29  $     1.18
                                       ===========    =========  ==========


Weighted average common shares
                   outstanding:
 Basic                                 $   125,525    $ 125,788  $  129,220
                                       ===========    =========  ==========
 Diluted                               $   127,368    $ 126,749  $  130,224
                                       ===========    =========  ==========



                 See Notes to Consolidated Financial Statements.

                            Mylan Laboratories Inc.
                Consolidated Statements of Shareholders' Equity
                (in thousands, except share and per share data)
Fiscal year ended March 31,             2002             2001              2000
                                        ----             ----              ----
Common stock - shares issued:
  Shares at beginning of year          130,689,762     130,277,568     129,968,514
  Stock options exercised                1,510,766         412,194         309,054
                                     -------------   -------------   -------------
  Shares at end of year                132,200,528     130,689,762     130,277,568
                                     -------------   -------------   -------------

Treasury stock:
  Shares at beginning of year           (5,731,913)       (893,498)       (888,578)
  Shares acquired upon the
  exercise of stock options                (81,120)         (4,165)         (4,920)
  Issuance of treasury stock                  -             20,850             -
  Stock purchases                             -         (4,855,100)            -
                                     -------------   -------------   -------------
    Shares at end of year               (5,813,033)     (5,731,913)       (893,498)
                                     -------------   -------------   -------------

Common shares outstanding              126,387,495     124,957,849     129,384,070
                                     =============   =============   =============

Common stock, $0.50 par:
  Balance at beginning of year       $      65,345   $      65,139   $      64,984
  Stock options exercised                      755             206             155
                                     -------------   -------------   -------------
    Balance at end of year                  66,100          65,345          65,139
                                     -------------   -------------   -------------

Additional paid-in capital:
  Balance at beginning of year             322,987         316,393         311,995
  Stock options exercised                   23,023           5,392           3,679
  Reissuance of treasury shares               -                102            -
  Tax benefit of stock option plans          3,709           1,100             719
                                     -------------   -------------   -------------
    Balance at end of year                 349,719         322,987         316,393
                                     -------------   -------------   -------------

Retained earnings:
  Balance at beginning of year             840,741         823,570         690,003
  Net earnings                             260,251          37,128         154,246
  Dividends declared($0.16 per share)      (20,256)        (19,957)        (20,679)
                                     -------------   -------------   -------------
    Balance at end of year               1,080,736         840,741         823,570
                                     -------------   -------------   -------------

Accumulated other comprehensive earnings:
  Balance at beginning of year               2,983           6,936           1,105
  Net unrealized gain (loss)
  on marketable securities                   4,937          (3,953)          5,831
                                     -------------   -------------   -------------
    Balance at end of year                   7,920           2,983           6,936
                                     -------------   -------------   -------------

Treasury stock, at cost:
  Balance at beginning of year             (99,520)         (8,316)         (8,182)
  Shares acquired upon the exercise
  of stock options                          (2,716)           (109)           (134)
  Reissuance of treasury stock                -                361             -
  Stock purchases                             -            (91,456)            -
                                     -------------   -------------   -------------
    Balance at end of year                (102,236)        (99,520)         (8,316)
                                     -------------   -------------   -------------

Total shareholders' equity           $   1,402,239   $   1,132,536   $   1,203,722
                                     =============   =============   =============

Comprehensive earnings:
  Net earnings                       $     260,251   $      37,128   $     154,246
  Other comprehensive earnings
  (loss), net of tax:
    Net unrealized holding gains
    (losses) on securities                   5,195         (2,863)           7,826
    Reclassification for gains
    included in net earnings                  (258)        (1,090)          (1,995)
                                     -------------   -------------   -------------
      Other comprehensive earnings
      (loss), net of tax                     4,937         (3,953)           5,831
                                     -------------   -------------   -------------

Comprehensive earnings               $     265,188   $      33,175   $     160,077
                                     =============   =============   =============

                See Notes to Consolidated Financial Statements.

                            Mylan Laboratories Inc.
                     Consolidated Statements of Cash Flows
                                 (in thousands)

Fiscal year ended March 31,                  2002         2001           2000
---------------------------                  ----         ----           ----
Cash flows from operating activities:
  Net earnings                          $  260,251    $  37,128       $ 154,246
  Adjustments to reconcile net
  earnings to net cash
    provided from operating activities:
      Depreciation and amortization         46,111       42,392          35,706
      Gain on disposal/sale of equipment      (240)        (157)            (84)
      Gain on sale of certain intangible
      assets                                   -         (4,367)            -
      Deferred income tax benefit          (37,262)     (28,222)        (23,267)
      Equity in loss of Somerset             4,719        1,477           4,193
      Cash received from Somerset              182          363             460
      Adjustments to estimated accounts
      receivable credits                    88,831       38,485          37,581
      Write-down of investments and
      intangible assets                      2,982       11,131           9,450
      Litigation settlement                    -        147,000             -
      Litigation settlement deposits        (7,986)    (135,000)            -
      Other noncash items                   (7,502)     (12,945)         (2,575)
      Changes in operating assets and
      liabilities:
        Accounts receivable                  1,616      (73,238)        (86,694)
        Inventories                        (30,696)     (17,203)         (9,534)
        Trade accounts payable             (12,394)      30,947           5,839
        Income taxes                        33,187       29,064          11,389
        Other operating assets and
        liabilities, net                     4,672         (914)        (17,578)
                                        ----------    ----------     ----------

Net cash provided from operating
activities                                 346,471        65,941        119,132
                                        ----------    ----------     ----------

Cash flows from investing activities:
  Proceeds from (purchase of):
    Capital assets                         (20,621)      (24,651)       (29,841)
    Reduction of investment in a
    limited liability partership             9,535        52,207            -
    Sale of certain intangible assets          -          12,800            -
    Sale of fixed assets                     4,848         1,076          1,137
    Other and intangible assets             (8,195)       (7,520)       (23,779)
    Marketable securities                 (819,038)     (104,029)      (200,939)
    Sale of marketable securities          426,045       141,782        180,706
                                        ----------    ----------     ----------

Net cash (used in) provided from
investing activities                      (407,426)       71,665        (72,716)
                                        ----------    ----------     ----------

Cash flows from financing activities:
  Payments on long-term obligations         (8,095)       (5,987)       (15,696)
  Cash dividends paid                      (20,195)      (20,144)       (20,663)
  Purchase of common stock                     -         (91,456)           -
  Proceeds from exercise of stock
  options                                   20,852         5,671          3,587
                                        ----------    ----------     ----------
Net cash used in financing activities       (7,438)     (111,916)       (32,772)
                                        ----------    ----------     ----------

Net (decrease) increase in cash and
cash equivalents                           (68,393)       25,690         13,644
Cash and cash equivalents - beginning
of year                                    229,183       203,493        189,849
                                        ----------  ------------  -------------

Cash and cash equivalents - end
of year                                 $  160,790    $  229,183     $  203,493
                                        ==========    ==========     ==========


Cash paid during the year for:
  Interest                              $      238    $      867     $    1,418
                                        ==========    ==========     ==========
  Income taxes                          $  152,145    $   20,052     $  100,374
                                        ==========    ==========     ==========

                See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Notes to Consolidated Financial Statements

Note 1. Nature of Operations

     Mylan Laboratories Inc. and its subsidiaries (the Company or Mylan) are engaged in the development, manufacture and distribution of pharmaceutical products for resale by others. The principal markets for these products are proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers, institutions, and public and governmental agencies within the United States.

Note 2. Summary of Significant Accounting Policies

     Principles of Consolidation. The consolidated financial statements include the accounts of Mylan Laboratories Inc. and those of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Cash Equivalents. Cash equivalents are composed of highly liquid investments with an original maturity of three months or less at the date of purchase.

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

         We invest our excess cash in deposits primarily with major banks and other high-quality, short-term liquid money market instruments (commercial paper, government and government agency notes and bills, etc.). These investments generally mature within twelve months. We maintain deposit balances at banks in excess of federally insured amounts.

         We perform ongoing credit evaluations of our customers and generally do not require collateral. Approximately 64% and 60% of the accounts receivable balances represent amounts due from four customers at March 31, 2002 and 2001. Total allowances for doubtful accounts were $6,480,000 and $5,049,000 at March 31, 2002 and 2001.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out) or market. Provisions for potentially obsolete or slow moving inventory are made based on our analysis of inventory levels and future sales forecasts.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation, computed on a straight-line basis, is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (3 to 10 years for machinery and equipment and 15 to 39 years for buildings and improvements). Interest related to the construction of qualifying assets is capitalized as part of the construction cost. Interest expense capitalized in fiscal 2002, 2001 and 2000 was $119,000, $614,000 and $1,108,000, respectively.

         Intangible Assets. Intangible assets are stated at cost less accumulated amortization. Amortization is recorded on a straight-line basis over estimated useful lives ranging from 2 to 20 years. We periodically review the original estimated useful lives of assets and make adjustments when appropriate. Intangible assets are also periodically reviewed to determine recoverability by comparing carrying value to expected future cash flows. Adjustments are made in the event estimated undiscounted net cash flows are less than the carrying value.

     Other Assets. Investments in business entities in which we have the ability to exert significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method. Under the equity method, investments are recorded at cost and adjusted for dividends and undistributed earnings and losses.

     Non-marketable equity investments for which we do not have the ability to exercise significant influence are accounted for using the cost method. Such investments are included in other assets on the balance sheet. Under the cost method of accounting, investments in private companies are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments.

     Other assets are periodically reviewed for other-than-temporary declines in fair value. Other-than-temporary declines in fair value are identified by evaluating market conditions, the entity's ability to achieve forecast and regulatory submission guidelines, as well as the entity's overall financial condition.

     Revenue Recognition. We recognize revenue for product sales upon shipment when title and risk of loss pass to our customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks, and other promotional programs are reasonably determinable. The following briefly describes the nature of each provision and how such provisions are estimated.

     Discounts are reductions to invoiced amounts offered to our customers for payment within a specified period and are estimated upon shipment utilizing historical customer payment experience.

     Rebates are offered to our key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to our customers. Due to the nature of these programs, we are able to estimate provisions for rebates and other promotional programs based on the specific terms in each agreement at the time of shipment.

     We have agreed to terms with our customers, consistent with common industry practices, to allow our customers to return product that is within a certain time period of the expiration date. Upon shipment of product to our customers, we provide for an estimate of product to be returned. This estimate is determined by applying a historical relationship of customer returns to amounts invoiced.

     We also generally provide credits to our customers for decreases that we make to our selling prices for the value of inventory that is owned by our customers at the date of the price reduction. We have not contractually agreed to provide price adjustment credits to our customers; instead, we issue price adjustment credits at our discretion. We estimate price adjustment credits at the time the price reduction occurs. The amount is calculated based on an estimate of our customers' inventory levels.

     We have arrangements with certain parties establishing prices for our products for which they independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer's contract price. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience and estimated wholesaler inventory levels.

     Accounts receivable are presented net of allowances relating to the above provisions, which were $221,259,000 and $132,428,000 at March 31, 2002 and 2001.
Other current accrued liabilities include approximately $21,577,000 and $13,107,000 at March 31, 2002 and 2001, for certain rebates and other adjustments that are paid to indirect customers.

     Three of our customers accounted for 15%, 14% and 14% of net revenues in fiscal 2002. Two of our customers accounted for 14% and 11% of net revenues in fiscal 2001, and four of our customers accounted for 15%, 15%, 11% and 10% of net revenues in fiscal 2000.

     Research and Development. Research and development expenses are charged to operations as incurred.

     Advertising Costs. Advertising costs are expensed as incurred and amounted to $7,315,000, $7,250,000 and $6,063,000 in fiscal 2002, 2001 and 2000, respectively.

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

     Earnings per Common Share. Basic earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding for the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of stock options granted, excluding antidilutive shares, under our stock option plans (see Note 12). Antidilutive shares of 130,000, 3,589,953 and 1,194,454 were excluded from the diluted earnings per common share calculation for fiscal 2002, 2001 and 2000, respectively.

     A reconciliation of basic and diluted earnings per common share is as follows:

(in thousands, except per share data)
Fiscal                                         2002        2001       2000
------                                         ----        ----       ----

Net earnings                                $ 260,251   $ 37,128   $ 154,246


Weighted average common shares outstanding    125,525    125,788     129,220
Assumed exercise of dilutive stock options      1,843        961       1,004
                                            ---------   --------   ---------
Diluted weighted average common shares
outstanding                                   127,368    126,749     130,224
                                            =========   ========   =========

Earnings per common share:
  Basic                                     $    2.07   $   0.30   $    1.19
  Diluted                                   $    2.04   $   0.29   $    1.18



     Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements, in conformity with accounting principles generally accepted in the US, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Estimates are used in determining such items as, but not limited to, discounts, rebates, price adjustments, returns, chargebacks, other promotional programs, depreciable/amortizable lives, other postretirement benefit plan assumptions, fair value of other assets, projected cash flows, amounts recorded for contingencies and other potential adjustments. Because of the uncertainty inherent in such estimates, actual results could differ from those estimates.

     Reclassification. The presentation of certain prior year amounts were reclassified to conform to the fiscal 2002 presentation.

     Fiscal Year. Our fiscal year ends on March 31. All references to fiscal year shall mean the 12 months ended March 31.

     Recent Accounting Pronouncements. In April 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities, issued by the Financial Accounting Standards Board (FASB) in June 1998. SFAS No. 133 requires an entity to recognize all derivative instruments as either assets or liabilities on the balance sheet at fair value and those changes in fair value to be recognized currently in earnings, unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 had no material impact on our results of operations or financial position.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting. We adopted the provisions of SFAS No. 141 as of July 1, 2001, and, accordingly, all future business combinations consummated by us must be recorded at fair value using the purchase method of accounting.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will no longer be amortized, but will be subject to at least annual impairment tests.

Intangible assets with finite lives will continue to be amortized over their useful lives. Furthermore, SFAS No. 142 requires that the useful lives of intangible assets acquired before June 30, 2001, be reassessed and the remaining amortization periods adjusted accordingly.

         We are required to adopt the provisions of SFAS No. 142 effective April 1, 2002, and are in the process of preparing for its adoption. This process includes evaluating the useful lives of assets, making determinations as to what reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. We will no longer record approximately $6.4 million in annual amortization of goodwill. Until the above process, including the required initial impairment evaluation, is complete, we are unable to determine any further impact SFAS No. 142 will have on our consolidated financial position and results of operations.

         The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for us on April 1, 2003. We are currently evaluating the impact, if any, this statement will have on our financial position and results of operations.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in August 2001. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. For long-lived assets to be held and used, the new rules continue previous guidance to recognize impairment when the undiscounted future cash flows do not exceed the asset's carrying amount. The impairment to be recognized will continue to be measured as the difference between the carrying amount and fair value of the asset. The computation of fair value now removes goodwill from consideration. Assets that are to be disposed of by sale are required to be evaluated using the same measurement approach as those assets to be held and used. Additionally, assets qualifying for discontinued operations treatment have been expanded beyond the former operating segment approach. We will now recognize impairment of long-lived assets to be disposed by other than sale at the date of disposal, but will consider such assets to be held and used until that time. This statement is effective for us as of April 1, 2002, and we believe that the adoption of SFAS No. 144 will not have a material impact on our financial position and results of operations.

         Emerging Issues Task Force (EITF) Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products, became effective for us as of January 1, 2002. It states that consideration paid by a vendor to a reseller is to be classified as a reduction of revenue in the income statement unless an identifiable benefit is or will be received from the reseller that is sufficiently separable from the purchase of the vendor's products and the vendor can reasonably estimate the fair value of the benefit. We have adopted the provisions of EITF Issue No. 00-25, and it had no material effect on our financial statements.

     EITF Issue No. 01-09, Accounting for Consideration Given to a Customer or a Reseller of a Vendor's Products, reconciles EITF Issue No. 00-14, Issue No. 3 of EITF Issue No. 00-22 and EITF Issue No. 00-25. EITF Issue No. 01-09 became effective for us as of January 1, 2002, and it had no material effect on our financial statements.

Note 3. Balance Sheet Components

     Selected balance sheet components consist of the following at March 31, 2002 and 2001:

(in thousands)                              2002              2001
                                            ----              ----
Inventories:
  Raw materials                       $      74,782     $      57,825
  Work in process                            31,056            23,752
  Finished goods                             89,236            80,233
                                      -------------     -------------
                                      $     195,074     $     161,810
                                      -------------     -------------

Property, plant and equipment:
  Land and improvements               $       9,039     $       9,154
  Buildings and improvements                108,363           106,653
  Machinery and equipment                   174,080           168,963
  Construction in progress                   10,731             9,671
                                      -------------     -------------
                                            302,213           294,441
Less accumulated depreciation               135,682           124,248
                                      -------------     -------------
                                      $     166,531     $     170,193
                                      =============     =============

Other current liabilities:
  Payroll and employee benefit plan
  accruals                            $      20,965     $      12,542
  Accrued rebates                            21,577            13,107
  Royalties and product license fees         12,363            12,490
  Other                                      10,785            15,859
                                      -------------     -------------
                                           $ 65,690          $ 53,998
                                      =============     =============

Note 4. Investment in and Advances to Somerset

     We acquired 50% of the outstanding common stock of Somerset
Pharmaceuticals, Inc. (Somerset) in November 1988. We account for this investment using the equity method of accounting.

     Equity in loss of Somerset includes our 50% portion of Somerset's financial results, as well as expense for amortization of intangible assets resulting from the acquisition of Somerset. Such intangible assets are being amortized using the straight-line basis over 15 years. Amortization expense was $924,000 in each of fiscal 2002, 2001 and 2000.

Note 5. Marketable Securities

         The amortized cost and estimated market values of marketable securities are as follows:

                                         Gross            Gross
                      Amortized       Unrealized       Unrealized      Market
(in thousands)            Cost           Gains           Losses         Value
                    -------------   --------------   -------------   ----------

March 31, 2002
--------------
Debt securities       $ 435,592       $     567        $     660      $ 435,499
Equity securities         8,535          13,219              987         20,767
                      ---------       ---------        ---------      ---------
                      $ 444,127       $  13,786        $   1,647      $ 456,266
                      =========       =========        =========      =========

March 31, 2001
--------------
Debt securities       $  45,371       $     698        $      50      $  46,019
Equity securities         5,762           4,684              750          9,696
                      ---------       ---------        ---------      ---------
                      $  51,133       $   5,382        $     800      $  55,715
                      =========       =========        =========      =========






         Net unrealized gains on marketable securities are reported net of tax of $4,219,000 and $1,599,000 in fiscal 2002 and 2001.

         Maturities of debt securities at market value as of March 31, 2002, are as follows:

(in thousands)

Mature within one year                       $ 417,087
Mature in one to five years                      2,061
Mature in five years and later                  16,351
                                             ---------
                                             $ 435,499
                                             =========

     Gross gains of $1,263,000, $2,732,000 and $4,504,000 and gross losses of $865,000, $1,056,000 and $1,414,000 were realized during fiscal 2002, 2001 and
2000, respectively.


Note 6. Intangible Assets

     Intangible assets consist of the following components at March 31, 2002 and 2001:

(in thousands)                            2002               2001
                                          ----               ----

Patents and technologies               $ 119,663          $ 120,739
License fees and agreements               43,540             38,671
Maxzide(r) intangibles                    69,666             69,666
Goodwill                                 128,008            128,008
Other                                     26,091             26,091
                                       ---------          ---------
                                         386,968            383,175
Less accumulated amortization            114,457             88,791
                                       ---------          ---------
                                       $ 272,511          $ 294,384
                                       =========          =========

         The Maxzide(R) intangibles relate to trademark, tradedress and marketing rights. Other consists principally of an assembled workforce, non-compete agreements, customer lists and contracts.

         During fiscal 1999, we executed a product license agreement for the product Zagam(R) and recorded a corresponding intangible asset. This intangible asset was initially recorded in the amount of the initial cash payments and future contract commitments.

         During fiscal 2001, we experienced significant product supply issues resulting from our contract supplier (such supplier is also the owner of the Zagam(R) patent) that significantly impaired our ability to market the product. As a result, the intangible asset was determined to have no value and its carrying value was reduced to zero during the year ended March 31, 2001.

         We reduced the carrying value of the intangible asset by recording a $7,770,000 charge to general and administrative expenses, representing the portion of the unamortized intangible asset created from the initial payments. The remaining $4,000,000 carrying value of the intangible asset was offset against the liability initially established for the future contract commitments. As a result of our inability to market the licensed product, we believe that the future contract commitments initially established will not be earned and will not become payable.

         In connection with certain product license agreements, we recorded intangible assets and the related obligations, in excess of amounts paid, of $2,250,000 in noncash transactions in fiscal 2000.


Note 7. Other Assets

     Other assets consist of the following components at March 31, 2002 and 2001:


(in thousands)                              2002              2001
                                            ----              ----
Pooled asset funds                        $ 26,144          $ 29,065
Cash surrender value                        35,825            32,991
Other investments                           30,897            32,495
                                          --------          --------
                                          $ 92,866          $ 94,551
                                          ========          ========



     Pooled asset funds primarily include our interest in limited liability partnership funds that invest in common and preferred stocks, bonds and money market funds. In fiscal 2001, we began to liquidate a certain fund in an effort to reduce the impact of market fluctuations. The total amounts liquidated in fiscal 2002 and 2001 were $9,535,000 and $52,207,000. The investments in these limited liability partnership funds are accounted for using the equity method. We record our share of earnings or losses as other income or expense with the offsetting entry to the corresponding investment account. Earnings on the pooled asset funds included in other income amounted to $7,113,000, $13,957,000 and $15,378,000 in fiscal 2002, 2001 and 2000, respectively. At March 31, 2002 and 2001, the carrying amounts of these investments approximated fair value.

     Cash surrender value is related to insurance policies on certain officers and key employees and the value of split dollar life insurance agreements with certain executive officers.

     Other investments principally consist of an equity investment in a foreign entity and a building held for sale. Our equity investment in a foreign entity is accounted for using the cost method of accounting and was $20,000,000 as of March 31, 2002 and 2001. As a result of a settlement, in August 2000, we received the rights to an office building in Santa Monica, California. The building is currently being leased to the former owner under an operating lease that expires in October 2003. The lease agreement allows the former owner to purchase the building upon expiration of the lease.

     Based on a periodic review of other investments for other-than-temporary declines in fair value, we recorded adjustments of $1,821,000, $2,670,000 and $9,450,000 in fiscal 2002, 2001 and 2000, respectively, to reduce the carrying value of other assets to their estimated fair value. Such adjustments were recorded as reductions to other income.


Note 8. Revolving Line of Credit

     In March 2002, we renewed our agreement with a commercial bank for a revolving line of credit. This one-year line of credit allows Mylan to borrow up to $50,000,000, on an unsecured basis, at a monthly adjusted rate of 0.75% per annum (1.25% per annum should the balance of our trust account be less than $50,000,000) in excess of the 30-day London InterBank Offered Rate (LIBOR). The agreement does not contain any significant financial covenants. At March 31, 2002 and 2001, we had no outstanding borrowings under this line of credit.


Note 9. Long-Term Obligations

     Long-term obligations consist of the following components at March 31, 2002 and 2001:

(in thousands)                                     2002              2001
                                                   ----              ----

Deferred compensation                            $ 19,682          $ 16,512
Deferred revenue                                    1,948             5,845
Product acquisitions                                  -               3,142
Other                                                 240             3,091
                                                 --------          --------
Total long-term obligations                        21,870            28,590

Less: Current portion of long-term obligations         16             5,245
Long-term obligations, net of current            --------          --------
Portion                                          $ 21,854          $ 23,345
                                                 ========          ========


     Deferred compensation consists of the discounted future payments under individually negotiated agreements with certain key employees and directors. Individual agreements for certain key employees were amended in fiscal 2002 to provide additional benefits. The agreements with certain key employees provide for annual payments ranging from $60,000 to $1,000,000 to be paid over periods commencing at retirement and ranging from ten years to life. The agreements with certain outside directors include annual payments of $18,000 over ten years beginning at retirement.

     In fiscal 2000, we recorded $9,238,000 in deferred revenue relating to a license and supply agreement. Revenue recognized relating to this agreement in fiscal 2002 and 2001 was $3,897,000 and $3,393,000.

     In fiscal 2001, other consisted primarily of a 10.5% senior promissory note, paid in full in July 2001, related to the acquisition of UDL.

Note 10. Income Taxes

     Income taxes consist of the following components:

(in thousands)
Fiscal                               2002              2001             2000
======                               ====              ====             ====

Federal:
  Current                      $    161,977       $    45,463      $    97,957
  Deferred                          (32,150)          (26,100)         (21,596)
                               ------------       -----------      -----------
                                    129,827            19,363           76,361

State and Puerto Rico:
  Current                            20,809             3,772           13,807
  Deferred                           (2,564)           (2,250)          (1,671)
                               ------------       -----------      -----------
                                     18,245             1,522           12,136
Income taxes                   $    148,072       $    20,885      $    88,497
                               ============       ===========      ===========

Pre-tax earnings               $    408,323       $    58,013      $   242,743
                               ============       ===========      ===========

Effective tax rate                     36.3%             36.0%            36.5%
                               =============      ============     ============

     Temporary differences and carryforwards that result in the deferred tax assets and liabilities are as follows at March 31, 2002 and 2001:


(in thousands)                                               2002         2001
                                                             ====         ====

Deferred tax assets:
 Employee benefits                                      $    9,630  $    10,239
 Contractual agreements                                      7,248        8,924
 Intangible assets                                           8,780        5,450
 Accounts receivable allowances                             84,440       47,500
 Inventories                                                 3,191        3,844
 Investments                                                 8,271        7,802
 Tax loss carryforwards                                      5,025        8,773
 Tax credit carryforwards                                    8,080        5,813
 Other                                                           -          146
  Total deferred tax assets                            -----------  -----------
                                                           134,665       98,491
                                                       -----------  -----------
Deferred tax liabilities:
 Plant and equipment                                        12,515        9,917
 Intangible assets                                          36,912       39,287
 Investments                                                10,008        8,718
 Other                                                          58            -
                                                       -----------   -----------
  Total deferred tax liabilities                            59,493       57,922
                                                       -----------  -----------
Deferred tax asset, net                                $    75,172  $    40,569
                                                       ===========  ===========

Classification in the consolidated balance sheets:
 Deferred income tax benefit - current                 $    92,642  $    59,474
 Deferred income tax liability - noncurrent                 17,470       18,905
                                                       -----------  -----------
Deferred tax asset, net                                $    75,172  $    40,569
                                                       ===========  ===========

     Deferred tax assets relating to net operating loss carryforwards and research and development tax credit carryforwards were acquired in fiscal 1999 with the acquisition of Penederm. The utilization of these assets is subject to certain limitations set forth in the Internal Revenue Code. In fiscal 2002, we utilized approximately $10,709,000 of the acquired net operating loss carryforwards to reduce our current tax liability by approximately $3,748,000. As of March 31, 2002, we have approximately $13,415,000 of acquired federal tax loss carryforwards of which $11,353,000 will expire in fiscal 2012 and the remaining amount will expire in fiscal 2013. Additionally, at March 31, 2002, acquired federal tax credit carryforwards of $2,151,000 will expire in fiscal years 2003 through 2013.

     We also have $2,743,000 of federal research and development tax credits that are deferred until fiscal 2003 due to recent tax law changes. A $3,004,000 tax credit against Puerto Rican local income tax is also available for future years.

     A reconciliation of the statutory tax rate to the effective tax rate is as follows:

Fiscal                           2002             2001              2000
------                           ----             ----              ----

Statutory tax rate              35.0%            35.0%             35.0%
State and Puerto Rico income
taxes, net                       2.8%             2.4%              3.1%
Nondeductible amortization       0.6%             4.0%              1.0%
Tax credits                     (2.1%)           (6.5%)            (2.7%)
Other items                      0.0%             1.1%              0.1%
                                 ---              ---               ---
Effective tax rate              36.3%            36.0%             36.5%
                                ====             ====              ====



     Tax credits result principally from operations in Puerto Rico and from qualified research and development expenditures, including orphan drug research. State income taxes are shown net of the federal deduction benefit.

     Operations in Puerto Rico benefit from Puerto Rican incentive grants, which partially exempt the Company from income, property and municipal taxes. In fiscal 2001, a new tax grant was negotiated with the Government of Puerto Rico extending our tax incentives until fiscal 2010. This grant exempts all earnings during this grant period from tollgate tax upon repatriation to the US. In fiscal 2001, approximately $109,000,000 of cash was repatriated for pre-fiscal 2001 earnings from Puerto Rico to the US. Prepaid tollgate tax of $1,508,000 was credited to the Government of Puerto Rico to cover the tax due upon this repatriation. Under Section 936 of the US Internal Revenue Code, Mylan is a "grandfathered" entity and is entitled to the benefits under such statute through fiscal 2006.

     In April 2002, the Internal Revenue Service (IRS) completed the examination of fiscal years 1998 through 2000. The adjustments noted by the IRS had no effect on the current year tax rate.


Note 11. Preferred and Common Stock

     In fiscal 1985, the Board of Directors (Board) authorized 5,000,000 shares of $.50 par value preferred stock. No shares of the preferred stock have been issued.

     The Board adopted a Shareholder Rights Plan (the Rights Plan) in fiscal 1996. The Rights Plan was adopted to provide our Board with sufficient time to assess and evaluate any takeover bid and explore and develop a reasonable response. Effective November 1999, the Rights Plan was amended to eliminate the special rights held by continuing directors. The Rights Plan will expire on September 5, 2006, unless it is extended or such rights are earlier redeemed or exchanged.

     In May 2002, the Board approved a Stock Repurchase Program to purchase up to 10,000,000 shares of our outstanding common stock. This Stock Repurchase Program will be administered through open market or privately negotiated transactions. The purchase of common stock under this program will be at market prices. Through May 29, 2002, we have purchased 1,000,000 shares of common stock for approximately $29,006,000. In fiscal 2001, we completed a previously approved program with the purchase of 4,855,100 shares for $91,456,000.


Note 12. Stock Option Plan

     In January 1997, the Board adopted the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan (the Plan), as amended, which was approved by the shareholders in July 1997. Under the Plan, up to 10,000,000 shares of the Company's common stock may be granted to officers, employees, and non-employee consultants and agents as either incentive stock options or nonqualified stock options. Options, which may be granted at not less than fair market value on the date of the grant, may be exercised within ten years from the date of grant. Nonqualified stock option grants generally vest on the date of grant or equally on the anniversary date of the grant for the first three years. Incentive stock option grants generally have one of the following two vesting schedules: 25% two years from the date of grant, 25% at the end of year three and the remaining 50% at the end of year four or 33% one year after grant date, 33% after year two and 33% after year three. As of March 31, 2002, 1,502,725 shares are available for future grants.

     In June 1992, the Board adopted the 1992 Non-employee Director Stock Option Plan (the Directors' Plan) which was approved by the shareholders in April 1993. A total of 600,000 shares of the Company's common stock are reserved for issuance upon the exercise of stock options which vest at grant and may be granted at not less than fair market value on the date of grant. Options may be exercised within ten years from the date of grant. As of March 31, 2002, 187,500 shares are available for future grants.

     Additional stock options are outstanding from the expired 1986 Incentive Stock Option Plan and other plans assumed through acquisitions.

     The following table summarizes stock option activity:


                                                              Weighted average
                                  Number of shares              exercise price
                                      under option                   per share
                                    --------------           -----------------

Outstanding at April 1, 1999             3,549,154                     $ 15.11
 Options granted                         1,410,100                       25.50
 Options exercised                        (309,054)                      12.04
 Options cancelled                         (53,419)                      18.34
                                    --------------
Outstanding at March 31, 2000            4,596,781                       18.44
 Options granted                         3,255,700                       24.38
 Options exercised                        (412,194)                      13.06
 Options cancelled                        (260,699)                      24.40
                                    --------------
Outstanding at March 31, 2001            7,179,588                       21.23
 Options granted                         3,672,999                       26.42
 Options exercised                      (1,510,766)                      15.60
 Options cancelled                        (779,647)                      25.29
                                    --------------
Outstanding at March 31, 2002            8,562,174                       24.07
                                    ==============

     The following table summarizes information about stock options outstanding as of March 31, 2002:

                                         Options outstanding                     Options exercisable
                               --------------------------------------       --------------------------

Range of exercise                Number        Average        Average          Number        Average

price per share                of shares       life (1)      price (2)        of shares      price (2)
------------------             ----------      --------      --------       ------------    ----------

 $  2.35 - $ 20.96              1,271,763         4.19       $  15.71         1,271,763      $  15.71
   21.38 -   23.15              1,335,408         8.09          21.95           956,201         21.60
   24.32 -   25.51              1,642,231         8.85          24.87           625,567         24.96
   25.82 -   25.82              2,405,500         9.20          25.82                 -             -
   26.06 -   27.90                922,700         8.05          26.25           278,125         26.44
   28.06 -   37.02                984,572         9.07          30.06           367,072         29.67
                               ----------                                    ----------
 $  2.35 - $ 37.02              8,562,174         8.08          24.07         3,498,728         21.29
                               ==========                                    ==========

(1) Weighted average contractual life remaining in years.
(2) Weighted average exercise price per share.

     The number of shares exercisable and the associated weighted average exercise price as of March 31, 2001 and 2000, were 3,408,639 shares at $17.25 per share and 2,623,182 shares at $14.76 per share.

     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, we account for our stock option plans under the intrinsic-value-based method as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for our existing employee and non-employee director stock option plans. If we had elected to recognize compensation costs based on the alternative fair-value-based method prescribed by SFAS No. 123, net earnings and earnings per share (on both a basic and diluted basis) would have been reduced by $20,284,000, or $.16 per share, $11,308,000, or $.09 per share and
$1,430,000 or $.01 per share for fiscal 2002, 2001 and 2000, respectively.

     The fair value of options granted in fiscal 2002, 2001 and 2000, using the Black-Scholes option pricing model, and the assumptions used are as follows:

Fiscal                                      2002            2001         2000
-------                                     ----           -----        -----
Volatility                                   48%             36%          34%
Risk-free interest rate                     4.8%            5.5%         6.2%
Dividend yield                              0.6%            0.6%         0.6%
Expected term of options (in years)          5.4             5.8          5.2
Weighted average fair value per option   $ 12.51          $ 9.99       $ 9.93


     In consideration for the exercise of stock options, we received and recorded into treasury stock 81,120 shares valued at $2,716,000 in fiscal 2002, 4,165 shares valued at $109,000 in fiscal 2001 and 4,920 shares valued at $134,000 in fiscal 2000.


Note 13. Employee Benefits

     The Company has a plan covering substantially all employees to provide for limited reimbursement of supplemental medical coverage. In December 2001, the Supplemental Health Insurance Program for Certain Officers of Mylan Laboratories Inc. was adopted to provide full post-retirement medical coverage to certain officers and their spouse and dependents. These plans generally provide benefits to employees who meet minimum age and service requirements. We account for these benefits under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. We have provided for the costs and related liability of these benefits, which are not material.

     We have defined contribution plans covering essentially all of our employees. Our defined contribution plans consist primarily of a 401(k) retirement plan with a profit sharing component for non-union employees and a 401(k) retirement plan for union employees. Profit sharing contributions are made at the discretion of the Board. The 401(k) company matching contributions are based upon employee contributions or service hours, depending upon the plan. Total employer contributions to all plans for fiscal 2002, 2001 and 2000 were $9,756,000, $4,784,000 and $6,342,000, respectively.

     We provide supplemental life insurance benefits to certain management employees. Such benefits require annual funding and may require accelerated funding in the event that we would experience a change in control.

     The production and maintenance employees at the Company's manufacturing facilities in Morgantown, West Virginia, are covered under a collective bargaining agreement which expires in April 2007. These employees represent approximately 26% of the Company's total workforce at March 31, 2002.


Note 14. Segment Reporting

     We have two reportable operating segments, a Generic Segment and a Brand Segment, based on differences in products, marketing and regulatory approval. Additionally, we have a Corporate/Other Segment, which includes general and administrative expenses, such as legal expenditures, litigation settlements and goodwill amortization, offset by non-operating income and expense.

     Generic pharmaceutical products are therapeutically equivalent to a brand name product and marketed primarily to wholesalers, retail pharmacy chains, mail-order pharmacies and group purchasing organizations. These products are approved for distribution by the US Food and Drug Administration (FDA) through the Abbreviated New Drug Application (ANDA) process.

     Brand pharmaceutical products are generally, when new, patent protected products marketed directly to health care professionals by a single provider. These products are approved by the FDA primarily through the New Drug Application process. Our Brand Segment also includes off-patent brand products, which have prescriber and customer loyalties and brand recognition, as well as branded generics which are responsive to promotional efforts.

     The accounting policies of the operating segments are the same as those described in Note 2. The table below presents segment information for the fiscal years identified. For the Generic and Brand Segments, segment profit represents segment gross profit less direct research and development, selling and marketing and general and administrative expenses. Generic and Brand Segment assets include property, plant and equipment, trade accounts receivable, inventory and intangible assets other than goodwill. Corporate/Other Segment assets include consolidated cash, cash equivalents, marketable securities, investments in Somerset and other assets, goodwill and all income tax related assets.

     The following table provides a reconciliation of segment information to total consolidated information:

(in thousands)
Fiscal                                           2002           2001            2000
                                                 ----           ----            ----
Net revenues
 Generic                                  $    971,075    $    675,118    $    650,890
 Brand                                         132,975         171,578         139,255
                                          ------------    ------------    ------------
Consolidated                              $  1,104,050    $    846,696    $    790,145
                                          ============    ============    ============

Depreciation and amortization expense
 Generic                                  $     20,365    $     19,772    $     12,919
 Brand                                          17,336          16,037          15,540
 Corporate/Other                                 8,410           6,583           7,247
                                          ------------    ------------    ------------
 Consolidated                             $     46,111    $     42,392    $     35,706
                                          ============    ============    ============

Segment profit (loss)
 Generic                                  $    483,068    $    187,115    $    248,103
 Brand                                         (16,212)         26,146          28,765
 Corporate/Other                               (58,533)       (155,248)        (34,125)
                                          ------------    ------------    ------------
 Consolidated                             $    408,323    $     58,013    $    242,743
                                          ============    ============    ============

Property, plant and equipment additions
 Generic                                  $     14,313    $     18,883    $     24,418
 Brand                                           5,369           5,231           5,168
 Corporate/Other                                   939             537             255
                                          ------------    ------------    ------------
Consolidated                              $     20,621    $     24,651    $     29,841
                                          ============    ============    ============

March 31,
----------
Segment assets
 Generic                                  $    466,311    $    628,441    $     463,311
 Brand                                         209,603         251,801          261,402
 Corporate/Other                               940,796         589,070          617,757
                                          ------------    ------------    -------------
Consolidated                              $  1,616,710    $  1,469,312    $   1,342,470
                                          ============    ============    =============



     Effective April 1, 2001, the Brand Segment assumed responsibility for the sales and marketing of EX phenytoin 100mg, which were previously included and evaluated in the operating results of the Generic Segment. Accordingly, the operating results of the Brand Segment for fiscal 2001 and 2000, have been revised to include the net revenues of $26,317 and $16,917 and the corresponding costs of sales of $5,247 and $3,782 for EX phenytoin 100mg previously included in the Generic Segment.

     In fiscal 2001, Corporate/Other includes the expense of $147,000 for the settlement with the Federal Trade Commission and related litigation (see
     Note 17).


Note 15.  Commitments

     We lease certain real property, primarily an office complex in Research Triangle Park, North Carolina, and several warehousing facilities, under various operating lease arrangements that expire over the next nine years. These leases generally provide us with the option to renew the lease at the end of the lease term. We have also entered into agreements to lease vehicles, which are typically 24 to 36 months, for use by our sales force and key employees. For fiscal 2002, 2001 and 2000, we made lease payments of $4,812,000, $4,301,000 and
$3,667,000, respectively.

     Future minimum lease payments under these commitments are as follows:

                (in thousands)           Operating
                Fiscal                     Leases
                ------                  -----------

                2003                    $    5,673
                2004                         3,082
                2005                         2,025
                2006                         1,676
                2007                         1,672
                Thereafter                   1,850
                                       ----------
                                        $   15,978
                                        ==========

     We have entered into various product licensing and development agreements. In some of these arrangements, we provide funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Milestones represent the completion of specific contractual events and it is uncertain if and when these milestones will be achieved. In the event that all projects are successful, milestone and development payments of approximately $14,000,000 would be paid over the next four years.

     We have entered into employment agreements with certain executives that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances.


Note 16.  Related Parties

     In July 2000, we entered into an agreement with a consulting firm to provide advice and recommendations to us relating to strategic and operational matters. A director of the Company owns directly or indirectly all of the equity interests in this consulting firm. The agreement, as amended, is in effect until December 31, 2003, and provides for a monthly consulting fee of $75,000, the potential for a discretionary performance bonus, reimbursement of reasonable out-of-pocket expenses and a grant of a vested option covering 100,000 shares of our common stock at an exercise price of $21.88 per share. Fees paid to this firm in fiscal 2002 and 2001 were $1,565,000 and $125,000. We are obligated under the agreement to pay a fee equal to one-tenth of one percent of the aggregate value of any major business transaction in which the consultant participates and which is announced during the term of the agreement or within 12 months after its termination. We are entitled to terminate the agreement for cause under certain specified circumstances.

     A director of the Company is the chief executive officer of a bank in which the Company had on deposit $7,155,000 and $10,557,000 in a money market account representing 5% and 14% of the bank's total deposits at March 31, 2002 and 2001.

     A director of the Company, who also became an officer of the Company in March 2002, was a member of a law firm that provided legal services to the Company. The fees paid to such law firm amounted to $3,325,000, $1,218,000 and $386,000 in fiscal 2002, 2001 and 2000, respectively.

     An officer of the Company is a consultant to a company that provides services to assist Mylan with its biostudies. Such officer is currently a minority shareholder of this company; however, in prior years, this officer was the principal owner. The officer's son is the owner of a company that performs registry services for a product marketed by the Company. These agreements have varying terms, with the latest expiring in 2010, and provide for the reimbursement of services on a cost-plus basis. The officer is also an investor in a company that provides on-site medical units to certain subsidiaries and whose son is a principal officer. Total expenses for all the services provided under these related party arrangements were $8,356,000, $9,405,000 and $7,272,000 in fiscal 2002, 2001 and 2000, respectively.


Note 17. Contingencies

Product Litigation

     While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, we believe that we have meritorious defenses with respect to the claims asserted against the Company and we intend to defend vigorously our position. An adverse outcome in any one of these proceedings could have a material adverse effect on our financial position and results of operations.

Paclitaxel

     NAPRO Biotherapeutics Inc. (NAPRO) and Abbott Laboratories Inc. (Abbott) filed suit against the Company in the US District Court for the Western District of Pennsylvania. Plaintiffs allege the Company's manufacture, use and sale of its paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. The Company began selling its paclitaxel product on July 25, 2001. Abbott's ANDA seeking approval to sell paclitaxel has been approved.

Verapamil ER

     Biovail Laboratories Inc. (Biovail) has filed a demand for arbitration against the Company with the American Arbitration Association. In response to such demand, the Company filed its answer and counterclaims. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company terminated the agreement in March 2001. Biovail's allegations include breach of contract, breach of implied covenant of good faith and fair dealing and unfair competition. The Company's allegations as set forth in its counterclaims include breach of obligations of good faith and fair dealing, fraud and unjust enrichment. The arbitration hearing is scheduled to be held in September 2002.

Zagam(R)

     The Company filed suit against Aventis Pharmaceuticals, Inc., successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD.; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in the US Federal District Court for the Western District of Pennsylvania on May 23, 2001. The complaint sets forth claims of breach of contract, rescission, breach of implied covenant of good faith and fair dealing and unjust enrichment. The defendant's answer includes a counterclaim which alleges nonpayment of royalties and failure to mitigate.

Nifedipine

     In February 2001, Biovail filed suit against the Company and Pfizer Inc. (Pfizer) in the US District Court for the Eastern District of Virginia alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to the US District Court for the Northern District of West Virginia, which was granted. The Company's motion to dismiss Biovail's complaint was denied and the Company's motion to dismiss certain claims by other plaintiffs was granted in part and denied in part.

     The Company has been named as a defendant in five other putative class action suits alleging antitrust claims based on the settlement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer regarding nifedipine.

Buspirone

     The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company filed the appropriate certifications relating to the patents for this product, which were then listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the "Orange Book." On November 21, 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. On November 30, 2000, the Company filed suit against the FDA and BMS in the US District Court for the District of Columbia. The complaint asked the court to order the FDA to grant immediately final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting a bond in the amount of $25,000,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the US Court of Appeals for the Federal Circuit, the FDA granted approval of the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company began marketing and selling the 15mg tablet in March 2001. The Company has also been selling the 30mg buspirone tablet since August 2001. BMS appealed the preliminary injunction order to both the US Court of Appeals for the Federal Circuit and the US Court of Appeals for the District of Columbia Circuit. The District of Columbia Court of Appeals denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit Court of Appeals. The Federal Circuit heard oral arguments on July 12, 2001.

     On October 12, 2001, the Federal Circuit overturned the lower court ruling and held that the Company did not have a cognizable claim against BMS under the Declaratory Judgment Act to challenge the listing of BMS' patent, which the Federal Circuit viewed as an improper effort to enforce the Federal Food, Drug and Cosmetic Act. The Federal Circuit did not address the lower court's determination that the BMS patent does not claim buspirone or a method of administration of the drug. The Company filed a petition with the Federal Circuit asking that the court reconsider its holding. The petition was denied on January 9, 2002. A petition for review by the United States Supreme Court is pending.

     On January 16, 2002, the Company filed a motion in the US District Court for the District of Columbia seeking a preliminary injunction which, if granted, would require that the FDA refuse to list the BMS patent should BMS submit it for re-listing in the Orange Book. The District of Columbia Court has entered an order staying further proceedings in this case pending appeal of the order entered in the US District Court for the Southern District of New York granting the Company's motion for summary judgment of non-infringement.

     The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the US District Court for the Northern District of West Virginia. The suit seeks a declaratory judgment of non-infringement and/or invalidity of the BMS patent listed in November 2000. In

January 2001, BMS sued the Company for patent infringement in the US District Court for the District of Vermont and also in the US District Court for the Southern District of New York. In each of these cases, BMS asserts that the Company infringes BMS' patent and seeks to rescind approval of the Company's ANDA. It is expected that BMS will seek to recover damages equal to the profits it has lost as a result of the Company's sales of this product.

     The Company subsequently filed motions to dismiss the Vermont case and dismiss and transfer the New York case to the US District Court for the Northern District of West Virginia. The Judicial Panel on Multi-District Litigation ordered these cases, along with another patent case and numerous antitrust suits filed against BMS, be consolidated in the US District Court for the Southern District of New York. The New York Court has granted the Company's motion for summary judgment that the BMS patent is not infringed or alternatively is invalid. BMS has appealed this decision to the Court of Appeals for the Federal Circuit. The New York Court also denied the BMS motion to dismiss the Company's antitrust counterclaims.

Lorazepam and Clorazepate

     In December 1998, the Federal Trade Commission (FTC) filed suit in US District Court for the District of Columbia against the Company. The FTC's complaint alleged that the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture two products, lorazepam and clorazepate.

     In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC, the States Attorneys General and suits brought by or on behalf of third party reimbursers. The Company agreed to pay up to $147,000,000, including attorneys' fees. This tentative settlement became final in February 2002. Included in this settlement were three companies indemnified by the Company -- Cambrex Corporation, Profarmaco S.r.I. and Gyma Laboratories, Inc.

     Lawsuits not included in this settlement principally involve alleged direct purchasers such as wholesalers and distributors. In July 2001, the United States Court for the District of Columbia certified a litigation class consisting of these direct purchasers. The Company filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking appellate review of the district court's order. The appellate court denied the Company's appeal of the lower court's class certification order. In addition, four third party reimbursers opted-out of the class action settlement and have filed separate, non-class actions against the Company. The Company has filed motions to dismiss those claims.


Other Litigation

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

Mylan Laboratories Inc.
Independent Auditors' Report



Board of Directors and Shareholders
Mylan Laboratories Inc.:


We have audited the accompanying consolidated balance sheets of Mylan Laboratories Inc. and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the Index in Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Laboratories Inc. and subsidiaries as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presented fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 6, 2002 (May 29, 2002, as to Note 11)

















Mylan Laboratories Inc.
Supplementary Financial Information

Quarterly Financial Data
(in thousands, except per share data)

                       1st          2nd          3rd          4th

                     Quarter      Quarter      Quarter      Quarter      Year(1)
                     -------      -------      -------      -------      -------
Fiscal 2002
-----------
Net revenues        $ 237,933    $ 286,328    $ 297,191    $ 282,598   $ 1,104,050
Gross profit          121,859      163,777      177,372      160,931       623,939
Net earnings           50,648       64,136       78,176       67,291       260,251

Earnings per share:
  Basic             $    0.41    $    0.51    $    0.62    $    0.53   $      2.07
  Diluted           $    0.40    $    0.50    $    0.61    $    0.53   $      2.04
Share prices(2):
  High              $   31.81    $   35.65    $   37.91    $   36.20   $     37.91
  Low               $   24.02    $   28.30    $   31.35    $   29.46   $     24.02

Fiscal 2001
-----------
Net revenues        $ 167,255    $ 207,555    $ 223,238    $ 248,648   $   846,696
Gross profit           73,753       93,996      102,268      112,158       382,175
Net earnings(3)       (76,089)      33,509       37,645       42,062        37,128

Earnings per share:
  Basic             $   (0.59)   $    0.27    $    0.30    $    0.34   $      0.30
  Diluted           $   (0.59)   $    0.27    $    0.30    $    0.33   $      0.29
Share prices(2):
  High              $   32.25    $   27.94    $   30.00    $   25.85   $     32.25
  Low               $   17.00    $   18.06    $   22.50    $   21.00   $     17.00



     (1) The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

     (2)  New York Stock Exchange symbol: MYL

     (3) In July 2000, we reached a tentative settlement with the Federal Trade Commission, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to pricing issues and raw material contracts on two of our products. Excluding the litigation settlement of $147,000, net earnings for fiscal 2001 were $131,208, or $1.04 per basic and diluted share. This settlement was approved by the court and made final in February 2002.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant

     The information required by this Item is set forth in our 2002 Proxy Statement and is incorporated herein by reference.


ITEM 11. Executive Compensation

     The information required by this Item is set forth in our 2002 Proxy Statement and is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information required by this Item is set forth in our 2002 Proxy Statement and is incorporated herein by reference.


ITEM 13. Certain Relationships and Related Transactions

     The information required by this Item is set forth in our 2002 Proxy Statement and is incorporated herein by reference.


                                     PART IV


ITEM 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K

     (a)  1. Consolidated Financial Statements

The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Report.

          2.   Financial Statement Schedules

                             MYLAN LABORATORIES INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Additions
                                                 charged to
                                   Beginning    costs and                Ending
    Description                     Balance      expenses    Deduction   Balance
    -----------                   -----------   ----------  ----------   -------
Allowance for Doubtful Accounts:
Fiscal Year Ended

 March 31, 2002                      $5,049       $4,128      $2,697     $6,480

 March 31, 2001                      3,614         1,610         175      5,049

 March 31, 2000                      1,908         1,749          43      3,614

       3.     Exhibits

       3.1 Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 4.2 to the Form S-8 on December 23, 1997, (registration number 333-43081) and incorporated herein by reference.

       3.2    By-laws of the registrant, as amended to date, filed as Exhibit
              3.2 to the Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

       4.1 Rights Agreement, as amended to date, between the Company and American Stock Transfer & Trust Co., filed as Exhibit 4.1 to Form 8-K dated August 30, 1996, and incorporated herein by reference. Amendment is incorporated herein by reference to Exhibit 1 to Form 8-A/A dated March 31, 2000.

       10.1 Mylan Laboratories Inc. 1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference.

       10.2 Mylan Laboratories Inc. 1997 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10.2 to Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

       10.3 Mylan Laboratories Inc. 1992 Nonemployee Director Stock Option Plan, as amended to date, filed as Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.

       10.4 Employment contract with Milan Puskar dated April 28, 1983, as amended to date, filed as Exhibit 10(e) to Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference.

       10.5 Executive Employment Agreement with Stuart A. Williams dated March 1, 2002, filed herewith.

       10.6 Executive Employment Agreement with Edward J. Borkowski dated March 4, 2002, filed herewith.

       10.7 Salary Continuation Plan with C.B. Todd dated January 27, 1995, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.

       10.8 Salary Continuation Plan with Louis J. DeBone dated March 14, 1995, filed as Exhibit 10(c) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.

       10.9 Salary Continuation Plan with Roderick P. Jackson dated March 14, 1995, as amended to date, filed as Exhibit 10(m) to Form 10-K for fiscal year ended March 31, 1999, and incorporated herein by reference.

       10.10 Salary Continuation Plan with John P. O'Donnell dated March 14, 1995, as amended to date, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.


       10.11 Salary Continuation Plan with Milan Puskar dated January 27, 1995, as amended, and Patricia Sunseri dated March 14, 1995, as amended, filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2001, and incorporated herein by reference.

       10.12 Split Dollar Life Insurance Arrangement with Milan Puskar Irrevocable Trust filed as Exhibit 10(h) to Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.

       10.13 Service Benefit Agreement with Laurence S. DeLynn and John C. Gaisford, M.D., each dated January 27, 1995, and filed as Exhibit 10(g) to Form 10-K for fiscal year ended March 31, 1995, and incorporated herein by reference.

       10.14 Transition and Succession Agreement dated November 10, 1999, as amended to date, with Milan Puskar, Patricia Sunseri, Roderick P. Jackson, Louis J. DeBone and John P. O'Donnell, filed as Exhibit
              10.2 to Form 10-Q for the quarterly period ended December 31, 2001, and incorporated herein by reference.

       10.15 Executives' Retirement Savings Plan, filed as Exhibit 10.14 to Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

       10.16 Supplemental Health Insurance Program For Certain Officers of Mylan Laboratories Inc., effective December 15, 2001, filed as
              Exhibit 10.1 to Form 10-Q for the quarterly period ended December 31, 2001, and incorporated herein by reference.

       10.17 Consulting Agreement with Coury Consulting, L.P. dated July 27, 2000, as amended to date, filed herewith.

       21.1   Subsidiaries of the registrant, filed herewith.

       23.1   Independent Auditors' consents, filed herewith.


 (b) Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2002.


                                            Mylan Laboratories Inc.

                                            by /S/ MILAN PUSKAR
                                            Milan Puskar
                                    Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 14, 2002.

                  Signature                                                         Title

/S/ MILAN PUSKAR                                      Chairman, Chief Executive Officer and Director Milan Puskar
  (Principal executive officer)


/S/ EDWARD J. BORKOWSKI                                             Chief Financial Officer
Edward J. Borkowski                                             (Principal financial officer)

/S/ GARY E. SPHAR                                             V.P. -  Finance, Mylan Pharmaceuticals Inc.
GARY E. SPHAR                                                     (Principal accounting officer)


/S/ ROBERT J. COURY                                               Vice Chairman and Director
Robert J. Coury


/S/ WENDY CAMERON                                                           Director
Wendy Cameron


/S/ LESLIE B. DANIELS                                                       Director
Leslie B. Daniels


/S/ LAURENCE S. DELYNN                                                      Director
Laurence S. DeLynn


/S/ JOHN C. GAISFORD, M.D.                                                  Director
John C. Gaisford, M.D.


/S/ DOUGLAS J. LEECH                                                        Director
Douglas J. Leech


/S/ PATRICIA A. SUNSERI                                       Senior Vice President and Director
Patricia A. Sunseri


/S/ C.B. TODD                                        President, Chief Operating Officer and Director
C.B. Todd



/S/ DR. R.L. VANDERVEEN                                                     Director
R.L. Vanderveen, Ph.D.


/S/ STUART A. WILLIAMS                                          Chief Legal Officer and Director
Stuart A. Williams, Esq.
