Form 10-K/A
period 2002-03-31
MYLAN LABORATORIES INC
filed 2002-06-26
CIK 69499

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                       ----------------------------------

                                    FORM 10-K/A
    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934For the Fiscal Year Ended March 31, 2002

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


     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The number of outstanding shares of Common Stock of the registrant as of June 10, 2002, was 125,591,429. The aggregate market value of voting stock held by non-affiliates of the registrant as of June 10, 2002, was $3,780,268,679, based upon the closing price of the Common Stock on that date, as reported by the New York Stock Exchange. Shares of Common Stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are "affiliates" within the meaning of Rule 12b-2 under the Exchange Act.


                       DOCUMENTS INCORPORATED BY REFERENCE


         Incorporated by reference into this Report is the Proxy Statement for the 2002 Annual Meeting of Shareholders, Part III, Items 10-13.


--------------------------------------------------------------------------------

                             MYLAN LABORATORIES INC.

                               INDEX TO FORM 10-K
                    For the Fiscal Year Ended March 31, 2002


                                                                          Page
                                     PART I                               ----

ITEM  1.  Business -------------------------------------------------------   3
             Overview of Our Business ------------------------------------   3
             Generic Segment ---------------------------------------------   3
             Brand Segment -----------------------------------------------   5
             Product Development -----------------------------------------   6
             Generic Product Development ---------------------------------   7
             Brand Product Development -----------------------------------   8
             Patents, Trademarks and Licenses-----------------------------  10
             Customers and Marketing -------------------------------------  10
             Competition -------------------------------------------------  11
             Product Liability -------------------------------------------  13
             Raw Materials -----------------------------------------------  13
             Government Regulation ---------------------------------------  14
             Seasonality -------------------------------------------------  15
             Environment -------------------------------------------------  16
             Employees ---------------------------------------------------  16
             Backlog -----------------------------------------------------  16
ITEM  2.  Properties -----------------------------------------------------  17
ITEM  3.  Legal Proceedings ----------------------------------------------  17
ITEM  4.  Submission of Matters to a Vote of Security Holders ------------  20


                                     PART II

ITEM  5.  Market for Registrant's Common Equity and Related Stockholder
           Matters -------------------------------------------------------  21
ITEM  6.  Selected Financial Data ----------------------------------------  22
ITEM  7.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition -----------------  23
ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk -----  36
ITEM  8.  Financial Statements and Supplementary Data --------------------  38
ITEM  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure --------------------------------------  64


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

Note 10. Income Taxes

     Income taxes consist of the following components:

(in thousands)
Fiscal                               2002              2001             2000
======                               ====              ====             ====

Federal:
  Current                      $    161,977       $    45,463      $    97,957
  Deferred                          (32,150)          (26,100)         (21,596)
                               ------------       -----------      -----------
                                    129,827            19,363           76,361

State and Puerto Rico:
  Current                            20,809             3,772           13,807
  Deferred                           (2,564)           (2,250)          (1,671)
                               ------------       -----------      -----------
                                     18,245             1,522           12,136
Income taxes                   $    148,072       $    20,885      $    88,497
                               ============       ===========      ===========

Pre-tax earnings               $    408,323       $    58,013      $   242,743
                               ============       ===========      ===========

Effective tax rate                     36.3%             36.0%            36.5%
                               =============      ============     ============

     Temporary differences and carryforwards that result in the deferred tax assets and liabilities are as follows at March 31, 2002 and 2001:


(in thousands)                                               2002         2001
                                                             ====         ====

Deferred tax assets:
 Employee benefits                                      $    9,630  $    10,239
 Contractual agreements                                      7,248        8,924
 Intangible assets                                           8,780        5,450
 Accounts receivable allowances                             84,440       47,500
 Inventories                                                 3,191        3,844
 Investments                                                 8,271        7,802
 Tax loss carryforwards                                      5,025        8,773
 Tax credit carryforwards                                    8,080        5,813
 Other                                                           -          146
                                                       -----------  -----------
   Total deferred tax assets                               134,665       98,491
                                                       -----------  -----------
Deferred tax liabilities:
 Plant and equipment                                        12,515        9,917
 Intangible assets                                          36,912       39,287
 Investments                                                10,008        8,718
 Other                                                          58            -
                                                       -----------   -----------
  Total deferred tax liabilities                            59,493       57,922
                                                       -----------  -----------
Deferred tax asset, net                                $    75,172  $    40,569
                                                       ===========  ===========

Classification in the consolidated balance sheets:
 Deferred income tax benefit - current                 $    92,642  $    59,474
 Deferred income tax liability - noncurrent                 17,470       18,905
                                                       -----------  -----------
Deferred tax asset, net                                $    75,172  $    40,569
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


 (b) Reports on Form 8-K

    None.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Report to be signed on its behalf by the undersigned, thereunto duly authorized on June 26, 2002.


                                            Mylan Laboratories Inc.

                                            by /S/ Edward J. Borkowski
                                            Edward J. Borkowski

                                            Chief Financial Officer