Form 10-Q
period 2002-06-30
MYLAN LABORATORIES INC
filed 2002-08-06
CIK 69499

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

                  For the quarterly period ended June 30, 2002

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

                                 (412) 232-0100
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:    YES  |X|         NO
                                          ------          -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

                                                  Outstanding at
Class of Common Stock                             August 1, 2002
---------------------                             --------------
   $.50 par value                                  125,312,716

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         For the Quarterly Period Ended
                                  June 30, 2002

                                      INDEX



                                                                         Page
                                                                        Number
                                                                       --------

PART I. FINANCIAL INFORMATION


    ITEM 1: Financial Statements

            Condensed Consolidated Statements of Earnings
            - Three Months Ended June 30, 2002 and 2001                   2


            Condensed Consolidated Balance Sheets
            - June 30, 2002, and March 31, 2002                           3


            Condensed Consolidated Statements of Cash Flows
            - Three Months Ended June 30, 2002 and 2001                   4

            Notes to Condensed Consolidated Financial Statements          5


     ITEM 2: Management's Discussion and Analysis of Results of
             Operations and Financial Condition                          16


     ITEM 3: Quantitative and Qualitative Disclosures About
             Market Risk                                                 23

PART II. OTHER INFORMATION

     ITEM 1: Legal Proceedings                                           24

     ITEM 6: Exhibits and Reports on Form 8-K                            29

SIGNATURES                                                               30

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
                For the Three Months Ended June 30, 2002 and 2001
               (unaudited; in thousands, except per share amounts)

                                                    2002             2001
                                                    ----             ----
Net revenues                                      $275,473         $237,933
Cost of sales                                      127,871          116,074
                                                  --------         --------
Gross profit                                       147,602          121,859

Operating expenses:
Research and development                            16,843           16,783
Selling and marketing                               16,887           15,142
General and administrative                          19,221           25,595
                                                  --------         --------
Total operating expenses                            52,951           57,520
                                                  --------         --------
Earnings from operations                            94,651           64,339

Other income, net                                    1,988           14,799
                                                  --------         --------
Earnings before income taxes                        96,639           79,138
Provision for income taxes                          34,790           28,490
                                                  --------         --------
Net earnings                                      $ 61,849         $ 50,648
                                                  ========         ========
Earnings per common share:
  Basic                                             $ 0.49           $ 0.41
                                                  ========         ========
  Diluted                                           $ 0.49           $ 0.40
                                                  ========         ========
Weighted average common shares:
  Basic                                            125,952          125,031
                                                  ========         ========
  Diluted                                          126,955          126,374
                                                  ========         ========

Cash dividends declared per common share:         $   0.04         $   0.04
                                                  ========         ========


            See Notes to Condensed Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (unaudited; in thousands)


                                                        June 30,      March 31,
                                                          2002           2002
                                                          ----           ----
Assets
  Current assets:
    Cash and cash equivalents                          $   84,979     $  160,790
    Marketable securities                                 509,515        456,266
    Accounts receivable, net                              175,309        145,491
    Inventories                                           207,634        195,074
    Deferred income tax benefit                            98,305         92,642
    Other current assets                                   10,279         11,819
                                                       ----------     ----------
      Total current assets                              1,086,021      1,062,082

  Property, plant and equipment, net                      166,771        166,531
  Intangible assets, net                                  164,479        169,315
  Goodwill, net                                           103,196        103,196
  Investment in and advances to Somerset                   21,328         22,720
  Other assets                                             93,712         92,866
                                                       ----------     ----------
Total assets                                           $1,635,507     $1,616,710
                                                       ==========     ==========

Liabilities and shareholders' equity
  Liabilities
    Current liabilities:
      Trade accounts payable                           $   43,201     $   36,534
      Income taxes payable                                 48,820         63,826
      Other current liabilities                            77,959         72,758
                                                       ----------     ----------
        Total current liabilities                         169,980        173,118

    Long-term obligations                                  19,735         23,883
    Deferred income tax liability                          21,197         17,470
                                                       ----------     ----------

  Total liabilities                                       210,912        214,471
                                                       ----------     ----------

  Shareholders' equity:
    Common stock                                           66,252         66,100
    Additional paid-in capital                            353,859        349,719
    Retained earnings                                   1,137,574      1,080,736
    Accumulated other comprehensive earnings               10,077          7,920
                                                       ----------     ----------
                                                        1,567,762      1,504,475
    Less: treasury stock at cost                          143,167        102,236
                                                       ----------     ----------
  Total shareholders' equity                            1,424,595      1,402,239
                                                       ----------     ----------
Total liabilities and shareholders' equity             $1,635,507     $1,616,710
                                                       ==========     ==========



            See Notes to Condensed Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                For the Three Months Ended June 30, 2002 and 2001
                            (unaudited; in thousands)

                                                                      2002               2001
                                                                      ----               ----
Cash flows from operating activities:
 Net earnings                                                      $  61,849          $  50,648
   Adjustments to reconcile net earnings to net cash
     provided from operating activities:
       Depreciation and amortization                                  10,180             11,070
       Deferred income tax benefit                                    (3,098)           (11,509)
       Equity in loss of Somerset                                      1,338                642
       Cash received from Somerset                                        54                 74
       Earnings from limited liability partnerships                   (1,286)           (11,982)
       Adjustments to estimated accounts receivable credits            7,954             33,438
       Litigation settlement                                          (4,014)               -
       Other noncash items                                               164              2,352
    Changes in operating assets and liabilities:
       Accounts receivable                                           (37,772)           (22,518)
       Inventories                                                   (12,823)           (10,546)
       Trade accounts payable                                          6,667              3,016
       Income taxes                                                  (15,006)             7,418
       Other operating assets and liabilities, net                     7,455              5,545
                                                                   ----------         ----------
Net cash provided from operating activities                           21,662             57,648
                                                                   ----------         ----------
Cash flows from investing activities:
  Proceeds from (purchase of):
    Capital assets                                                    (5,762)            (3,195)
    Sale of capital assets                                                59                461
    Other and intangible assets                                         (125)               181
    Marketable securities                                           (213,303)          (141,914)
    Sale and maturity of marketable securities                       163,404             43,637
                                                                   ----------         ----------
Net cash used in investing activities                                (55,727)          (100,830)
                                                                   ----------         ----------
Cash flows from financing activities:
  Cash dividends paid                                                 (5,055)            (4,997)
  Purchase of common stock                                           (40,853)               -
  Proceeds from exercise of stock options                              4,162              2,815
                                                                   ----------         ----------
Net cash used in financing activities                                (41,746)            (2,182)
                                                                   ----------         ----------
Net decrease in cash and cash equivalents                            (75,811)           (45,364)
Cash and cash equivalents - beginning of period                      160,790            229,183
                                                                   ----------         ----------
Cash and cash equivalents - end of period                          $  84,979          $ 183,819
                                                                   ==========         ==========
Cash paid during the period for:
  Income taxes                                                     $  52,893          $  32,578
                                                                   ==========         ==========

            See Notes to Condensed Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          (unaudited; in thousands, except share and per share amounts)


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

                    These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

                    Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders' equity.

                    The consolidated results of operations for the three months ended June 30, 2002, are not necessarily indicative of the results to be expected for the full fiscal year.

2.        Revenue Recognition

                    We recognize revenue for product sales upon shipment when title and risk of loss transfer to our customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional adjustments are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $222,591 and $214,637 as of June 30, 2002, and March 31, 2002. Other current liabilities include $25,986 and $21,577 at June 30, 2002, and March 31, 2002, for certain rebates and other adjustments that are paid to indirect customers.

3.        Recent Accounting Pronouncements

                    In June  2001,  the  Financial  Accounting  Standards  Board
          (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. See Note 6 for a discussion of the SFAS 142 implementation process.

                    The FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which establishes standards of accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for the Company on April 1, 2003. We are currently evaluating the impact, if any, this statement will have on our financial position and results of operations.

                    SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in August 2001 and addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS 144 became effective for the Company as of April 1, 2002, and had no material effect on our financial position or results of operations.

4.        Marketable Securities

                    The   amortized   cost  and  market   values  of  marketable
          securities are as follows:


                                                  Gross        Gross
                                   Amortized    Unrealized   Unrealized     Market
                                     Cost         Gains        Losses        Value
                                     ----         -----        ------        -----

               June 30, 2002
               -------------
               Debt securities     $ 485,411    $  3,143       $   119    $ 488,435
               Equity securities       8,615      13,877         1,412       21,080
                                   ---------     -------         -----    ---------
                                   $ 494,026    $ 17,020       $ 1,531    $ 509,515
                                   =========    ========       =======    =========

               March 31, 2002
               --------------
               Debt securities     $ 435,592    $    567       $   660    $ 435,499
               Equity securities       8,535      13,219           987       20,767
                                   ---------    --------       -------    ---------
                                   $ 444,127    $ 13,786       $ 1,647    $ 456,266
                                   =========    ========       =======    =========


                    Maturities of debt securities at market value as of June 30, 2002, are as follows:

               Mature within one year                $ 466,385
               Mature in one to five years               4,872
               Mature in five years and later           17,178
                                                     ---------
                                                     $ 488,435
                                                     =========

5.        Balance Sheet Components

                    Selected balance sheet components consist of the following:


                                                    June 30,  March 31,
                                                      2002       2002
                                                      ----       ----
Inventories:
  Raw materials                                     $ 74,709   $ 74,782
  Work in process                                     34,325     31,056
  Finished goods                                      98,600     89,236
                                                    --------   --------
                                                    $207,634   $195,074
                                                    ========   ========

Other current liabilities:

  Accrued rebates                                   $ 25,986   $ 21,577
  Payroll and payroll related                         20,737     18,936
  Royalties and product license fees                  14,116     12,363
  Cash dividends payable                               5,024      5,067
  Litigation settlement                                  -        4,014
  Other                                               12,096     10,801
                                                    --------   --------
                                                    $ 77,959   $ 72,758
                                                    ========   ========


6.        Intangible Assets

                    Intangible assets consist of the following components:


                                                                                       Weighted
                                                                                        Average
                                                 Original     Accumulated   Net Book     Life
                                                  Cost       Amortization    Value      (years)
                                                  ---        ------------    -----      -------
June 30, 2002
-------------
Intangible assets subject to amortization:
  Patents and technologies                       $117,435        $31,495    $ 85,940      19
  Maxzide(R) intangible                            69,666         19,986      49,680      15
  License fees and agreements                      37,607         19,327      18,280       6
  Other                                            13,875          4,548       9,327      20
                                                 --------        -------    --------
                                                 $238,583        $75,356     163,227
                                                 ========        =======
Intangible assets not subject to amortization:
  Trademarks                                                                   1,252
                                                                            --------
                                                                            $164,479
                                                                            ========

March 31, 2002
--------------
Intangible assets subject to amortization:
  Patents and technologies                       $119,663        $32,056    $ 87,607
  Maxzide(R) intangibles                           69,666         18,567      51,099
  License fees and agreements                      38,241         18,383      19,858
  Other                                            24,380         14,881       9,499
                                                 --------        -------    --------
                                                  251,950         83,887     168,063
  Trademarks                                        1,800            548       1,252
                                                 --------        -------    --------
                                                 $253,750        $84,435    $169,315
                                                 ========        =======    ========


                    As of June 30, 2002, we removed from the balance sheet certain intangible assets with original costs of $13,368. Such assets were fully amortized at March 31, 2002, and have no ongoing benefit to our current operations.

                    An assembled workforce does not meet the criteria for a separately identifiable intangible asset under the guidance of SFAS 141; accordingly, we reclassed an assembled workforce, with an original cost of $5,210 and a carrying value of $2,899 as of April 1, 2002, to goodwill.

                    Unaudited pro forma consolidated net earnings information, assuming the adoption of SFAS 141 and SFAS 142 had occurred on April 1, 2001, is as follows:


                                              Three Months Ended
                                                June 30, 2001
                                                -------------


   Net earnings as reported                      $ 50,648

   Add back amortization recorded for:
       Goodwill                                     1,599
       Workforce                                       35
       Trademarks                                     167
                                                 --------
                                                    1,801
                                                 --------

   Net earnings as adjusted                      $ 52,449
                                                 ========

   Basic earnings per common share:
       As reported                                 $ 0.41
                                                 ========
       As adjusted                                 $ 0.42
                                                 ========

   Diluted earnings per common share:
       As reported                                 $ 0.40
                                                 ========
       As adjusted                                 $ 0.42
                                                 ========



                    We are currently in the process of implementing SFAS 142. We have reviewed and determined that all non-goodwill intangible assets have definite lives, except certain trademarks. These trademarks were tested for impairment and determined not to be impaired. SFAS 142 also requires us, by September 30, 2002, to identify our reporting units, allocate to each of those units the appropriate share of goodwill, intangible assets, other assets and liabilities and determine the fair value of each identified unit. Until this process is complete, we are unable to determine any further impact SFAS 142 will have on our financial position and results of operations.

7.        Earnings per Common Share

                    Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options outstanding. The effect of dilutive stock options on the weighted average number of common shares outstanding was 1,003,000 and 1,343,000 for the three months ended June 30, 2002 and 2001.

                    Antidilutive stock options of 709,000 and 663,000 were excluded from the diluted earnings per common share calculation for the three months ended June 30, 2002 and 2001.

8.        Comprehensive Earnings

                    Comprehensive earnings consist of the following:

                                                      Three Months Ended
                                                            June 30,
                                                            --------
                                                      2002              2001
                                                      ----              ----
Net earnings                                        $61,849           $50,648
Other comprehensive earnings, net of tax:
  Net unrealized holding gains on securities          2,126             3,383
  Reclassification for losses/(gains)
    included in net earnings                             31              (134)
                                                    -------           -------
      Other comprehensive earnings, net of tax        2,157             3,249
                                                    -------           -------

Comprehensive earnings                              $64,006           $53,897
                                                    =======           =======


                    Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gains on marketable securities, net of deferred income taxes.

9.        Common Stock

                    As of June 30, 2002, and March 31, 2002, there were 300,000,000 shares of common stock authorized with 132,503,289 and 132,200,528 shares issued. Treasury stock held as of June 30, 2002, and March 31, 2002, was 7,210,646 and 5,813,033.

                    In May 2002, the Board of Directors approved a stock purchase program to purchase up to 10,000,000 shares of our outstanding common stock. This program may be administered through open market or privately negotiated transactions.

          During the three months ended June 30, 2002, we purchased 1,395,100 shares for $40,853.

10.       Segment Reporting

                    Segment net revenues represent revenues from unrelated third parties. For the Generic and Brand Segments, segment profit (loss) represents segment gross profit less direct research and development, selling and marketing and general and administrative expenses. Corporate/Other includes legal costs, administrative expenses and other income and expense.

                    The following table presents the results of operations for each of our business segments:

                                             Three Months Ended
                                                  June 30,
                                                  --------
                                             2002           2001 (1)
                                             ----           ----

            Consolidated:
              Net revenues                 $275,473       $237,933
              Pretax earnings                96,639         79,138

            Generic:
              Net revenues                 $235,645       $209,822
              Segment profit                106,323         89,405

            Brand:
              Net revenues                 $ 39,828       $ 28,111
              Segment loss                     (414)       (10,948)

            Corporate/Other, net:
              Segment (loss) profit        $ (9,270)      $    681




          (1)Effective April 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, and consequently, goodwill and certain other intangible assets were not amortized in the current quarter. For the quarter ended June 30, 2001, Corporate/Other Segment includes $1,599 of goodwill amortization, and the Generic and Brand Segments include amortization expense of $167 and $35 relating to certain indefinite lived intangible assets.

11.       Contingencies

                    The Company is involved in various legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such proceedings, it is the opinion of management that the ultimate outcome of such proceedings, except those discussed below, will not have a material adverse effect on our financial position or results of operations.

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

          Product Litigation

          Paclitaxel

                    In June 2001, NAPRO Biotherapeutics Inc. (NAPRO) and Abbott Laboratories Inc. (Abbott) filed suit against the Company in the US District Court for the Western District of Pennsylvania. Plaintiffs allege the Company's manufacture, use and sale of its paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in trebel damages, injunctive relief, attorneys' fees, costs of litigation, and such equitable and other relief as the court deems just and proper. The Company began selling its paclitaxel product in July 2001. Abbott's ANDA was approved in May 2002.


         Verapamil ER

                    In July 2001, Biovail Laboratories Inc. (Biovail) filed a demand for arbitration against the Company with the American Arbitration Association. In response to such demand, the Company filed its answer and counterclaims. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company terminated the agreement in March 2001. Biovail's allegations include breach of contract, breach of implied covenant of good faith and fair dealing and unfair competition. Biovail is seeking damages plus interest, to be determined at trial but in an amount of not less than $20,000, punitive damages, attorneys' fees and costs of litigation and such other relief as the panel may deem just and proper. The Company's allegations as set forth in its counterclaims include breach of obligations of good faith and fair dealing, fraud and unjust enrichment. The arbitration hearing is scheduled to be held in September 2002.

         Zagam(R)

                    The Company filed suit against Aventis Pharmaceuticals, Inc., successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD.; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in the US District Court for the Western District of Pennsylvania in May 2001. The complaint sets forth claims of breach of contract, rescission, breach of implied covenant of good faith and fair dealing and unjust enrichment. The defendants' answer includes a counterclaim, which alleges nonpayment of royalties and failure to mitigate. The defendants are seeking royalties allegedly owed by the Company, attorneys' fees and costs of litigation and such other relief as may be demonstrated at trial.

         Nifedipine

                    In February 2001, Biovail filed suit against the Company and Pfizer Inc. (Pfizer) in the US District Court for the Eastern District of Virginia alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to the US District Court for the Northern District of West Virginia, which was granted. The Company's motion to dismiss Biovail's complaint was denied, and the Company's motion to dismiss certain claims by other plaintiffs was granted in part and denied in part. The Company has been named as a defendant in five other putative class action suits alleging antitrust claims based on the settlement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer regarding nifedipine. Collectively, plaintiffs are seeking unspecified compensatory and trebel damages, attorneys' fees, costs of litigation, restitution, disgorgement and declaratory and injunctive relief.

         Buspirone

                    The  Company  filed  an  ANDA  seeking  approval  to  market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company filed the appropriate certifications relating to the patents for this product that were then listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the "Orange Book." In November 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. In November 2000, the Company filed suit against the FDA and BMS in the US District Court for the District of Columbia. The complaint asked the court to order the FDA to grant immediately final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting a bond in the amount of $25,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the US Court of Appeals for the Federal Circuit, the FDA granted approval of the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company began marketing and selling the 15mg tablet in March 2001. The Company has also been selling the 30mg buspirone tablet since August 2001. BMS appealed the preliminary injunction order to both the US Court of Appeals for the Federal Circuit and the US Court of Appeals for the District of Columbia Circuit. The District of Columbia Court of Appeals denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit Court of Appeals. The Federal Circuit heard oral arguments in July 2001.

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

                    The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the US District Court for the Northern District of West Virginia. The suit seeks a declaratory judgment of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the US District Court for the District of Vermont and also in the US District Court for the Southern District of New York. In each of these cases, BMS asserts that the Company infringes BMS' patent and seeks to rescind approval of the Company's ANDA. BMS seeks to recover damages equal to lost profits plus interest, a finding of willful infringement which could result in trebel damages, injunctive relief, attorneys' fees, costs of litigation and such other relief as the court deems just and proper.


                    The Company subsequently filed motions to dismiss the Vermont case and dismiss and transfer the New York case to the US District Court for the Northern District of West Virginia. The Judicial Panel on Multi-District Litigation ordered these cases, along with another patent case and numerous antitrust suits filed against BMS, be consolidated in the US District Court for the Southern District of New York. The New York Court has granted the Company's motion for summary judgement that the BMS patent is not infringed or, alternatively, is invalid. BMS has appealed this decision to the Court of Appeals for the Federal Circuit. The New York Court also denied the BMS motion to dismiss the Company's antitrust counterclaims.

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

                    In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC, the States Attorneys General and suits brought by or on behalf of third party reimbursers. The Company agreed to pay up to $147,000, including attorneys' fees. This tentative settlement became final in February 2002 and has been fully funded to date. Included in this settlement were three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.I. and Gyma Laboratories, Inc.

                    Lawsuits not included in this settlement principally involve alleged direct purchasers, such as wholesalers and distributors. In July 2001, the United States Court for the District of Columbia certified a litigation class consisting of these direct purchasers. The Company filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking appellate review of the district court's order. The appellate court denied the Company's appeal of the lower court's class certification order. In addition, four third party reimbursers opted-out of the class action settlement and, in November 2001, filed separate non-class actions against the Company. These actions are pending in the United States District Court for the District of Columbia. The Company has filed motions to dismiss those claims. The Company also is defending a civil action, which was filed in January 1999 and remains pending in the Superior Court of the State of California, County of San Francisco, brought on behalf of independent retail pharmacies in the State of California. The plaintiffs in each of these actions seek unspecified monetary damages, equitable relief, attorneys' fees and court costs. This case has not been certified as a class action.

         Other Litigation

                    The Company was served in July 2002 with a putative class action suit filed in the Superior Court of the State of California, County of Alameda. The representative plaintiff claims to represent the general public. The plaintiffs allege that the defendants, primarily pharmaceutical manufacturers, have engaged in improper price reporting practices. Plaintiffs seek injunctive and equitable relief in the form of disgorgement and restitution, compensatory damages, special and incidental damages, punitive damages, attorneys' fees, costs of litigation and such other relief as the court may deem just and proper.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

          The following discussion addresses material changes in the Company's results of operations and financial condition for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, and the unaudited interim condensed consolidated financial statements and related notes included in Item 1 of this Report on Form 10-Q.

Results of Operations
----------------------

Quarter Ended June 30, 2002, compared to Quarter Ended June 30, 2001

          Effective April 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets, and consequently, goodwill and certain other intangible assets were not amortized in the quarter ended June 30, 2002. However, the following discussions regarding the financial results for the quarter ended June 30, 2001, include amortization of $1.8 million ($1.6 million in Corporate/Other and $.2 million in Generic) for these same assets. Excluding this amortization, net earnings and earnings per diluted share for the quarter ended June 30, 2001, would have been $52.4 million or $.42 per share.

Financial Highlights

- Net revenues increased 16% or $37.6 million to $275.5 million from $237.9 million.
- Gross profit increased 21% or $25.7 million to $147.6 million from $121.9 million.
-    Gross margin increased to 54% from 51%.
- Operating income increased 47% or $30.4 million to $94.7 million from $64.3 million.
- Net earnings increased 22% or $11.2 million to $61.8 million from $50.6 million.
- Earnings per diluted share increased 23% to $.49 per share from $.40 per share.

Segment Results (dollars in thousands)

                                              Quarter Ended
                                                June 30,
                                                --------
                                          2002           2001          Change
                                          ----           ----          ------
Consolidated:
Net revenues                             $275,473       $237,933         16%
Gross profit                              147,602        121,859         21%
Research and development                   16,843         16,783         0%
Selling and marketing                      16,887         15,142         12%
General and administrative                 19,221         25,595        -25%
Other income, net                           1,988         14,799        -87%
Pretax earnings                            96,639         79,138         22%

Generic Segment:
Net revenues                              235,645        209,822         12%
Gross profit                              124,483        109,163         14%
Research and development                   10,014          9,289         8%
Selling and marketing                       2,748          3,078        -11%
General and administrative                  5,398          7,391        -27%
Segment profit                            106,323         89,405         19%

Brand Segment:
Net revenues                               39,828         28,111         42%
Gross profit                               23,119         12,696         82%
Research and development                    6,829          7,494         -9%
Selling and marketing                      14,139         12,064         17%
General and administrative                  2,565          4,087        -37%
Segment loss                                 (414)       (10,948)       -96%

Corporate/Other Segment:
Segment (loss) profit                      (9,270)           681

*Segment net revenues represent revenues from unrelated third parties. For the Generic and Brand Segments, segment profit (loss) represents segment gross profit less direct research and development, selling and marketing and general and administrative expenses. Corporate/Other includes legal costs, administrative expenses and other income and expense.


Net Revenues and Gross Profit

          Consolidated net revenues for the current quarter were $275.5 million compared to $237.9 million for the prior year quarter, representing a $37.6 million or 16% increase despite the significant decrease in buspirone net revenues. The increase in net revenues was primarily attributable to volume growth, relatively stable pricing for generic products and the launch of new products, as well as improved marketing conditions for the brand products.

          Generic Segment net revenues for the current quarter increased 12% or $25.8 million to $235.6 million from $209.8 million for the prior year quarter. The growth in net revenues was driven by increased sales volume, relatively stable pricing, excluding the competitive pressures experienced on buspirone, and sales associated with the launch of new products subsequent to June 30, 2001. Generic volume shipped, excluding unit dose, increased 0.254 billion doses or 10% from 2.530 billion doses in the prior year quarter to 2.784 billion doses. New product launches subsequent to June 30, 2001, contributed $17.0 million in net revenues during the current quarter.

          Brand Segment net revenues for the current quarter increased 42% or $11.7 million to $39.8 million from $28.1 million for the prior year quarter. The increase in net revenues was primarily due to increased sales volume, primarily phenytoin, and improved marketing conditions resulting from the curtailment of end-of-quarter promotions in the prior year.

          Consolidated gross profit for the current quarter was $147.6 million, or 54% of net revenues, compared to $121.9 million, or 51% of net revenues, for the prior year quarter, an increase in gross profit of 21% or $25.7 million. The increase in gross profit and gross margin was primarily attributable to volume growth, relatively stable pricing for generic products and the launch of new products, as well as improved marketing conditions for the brand products.

Operating Expenses

          Research and development (R&D) expenses remained relatively unchanged for the current quarter at $16.8 million, or 6% of net revenues, compared to $16.8 million, or 7% of net revenues, for the prior year quarter. We expect R&D expenses to increase throughout fiscal year 2003 as activities related to our current projects, including nebivolol, progress.

          We are actively pursuing, and are involved in, joint development projects in an effort to broaden our scope of capabilities to market both generic and brand products. Many of these arrangements provide for payments by us upon the attainment of specified milestones. While these arrangements help to reduce our financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in R&D expenses.

          Selling and marketing expenses increased $1.8 million or 12% to $16.9 million, or 6% of net revenues, from $15.1 million, or 6% of net revenues, for the prior year quarter. The increase in selling and marketing expenses was attributable to increased advertising and promotional expenses in the Brand Segment of $1.9 million. The Brand Segment's advertising and promotional expenses have been primarily related to Phenytek(TM) and clozapine, in addition to the anticipated launch of Amnesteem(TM) (isotretinoin).

          General and administrative expenses for the current quarter were $19.2 million, or 7% of net revenues, down 25% or $6.4 million from $25.6 million, or 11% of net revenues, for the prior year quarter. This decrease in general and administrative expenses is primarily a result of decreased amortization expense of $1.8 million, decreased legal and professional fees of $1.3 million and a $1.1 million decrease in relocation expense.

Other Income, Net

          Other income, net of non-operating expenses, was $2.0 million for the current quarter, compared to $14.8 million for the prior year quarter, a decrease of 86% or $12.8 million. This decrease is primarily related to decreases in both limited liability partnership income of $10.7 million and interest income of $1.5 million. Additionally, the equity in the loss of Somerset Pharmaceuticals, Inc. (Somerset) increased to $1.3 million, compared to a loss of $.6 million for the prior year quarter. The increase in Somerset's loss for the quarter is the result of decreased net revenues and higher R&D spending. As R&D activities continue at Somerset, we anticipate our earnings to be adversely affected throughout fiscal 2003.

Liquidity and Capital Resources
-------------------------------

          Cash provided from operations continues to be the primary source of funds to operate and expand our business. This is reflected in cash flows from operations, which were $21.7 million for the current quarter and $57.6 million for the prior year quarter. The decrease in cash provided by operations is primarily a result of the timing of tax payments and receivable collections. Our business relies on new product approvals to generate significant future cash flows. An inability to introduce new products to the marketplace could cause a decline in operating cash flows.

          During the quarter ended June 30, 2002, our working capital increased $27.0 million to $916.0 million from $889.0 million at March 31, 2002. Of our $1.6 billion of total assets at June 30, 2002, 36% or $594.5 million was held in cash, cash equivalents or marketable securities. Investments in marketable securities consist primarily of high-quality government and commercial paper that generally mature within one year. These investments are highly liquid and are available for our operating needs. As these instruments mature, we generally reinvest these funds in instruments with similar characteristics.

          In May 2002, the Board of Directors approved a stock purchase program that authorized the purchase of up to 10.0 million shares of the Company's outstanding common stock. The purchase of common stock under this program could materially affect our cash, cash equivalents and marketable securities. During the quarter ended June 30, 2002, we purchased approximately 1.4 million shares of common stock for $40.9 million.

          Payments for state and federal income taxes increased to $52.9 million during the current quarter compared to $32.6 million for the prior year quarter.

          Capital expenditures during the quarter ended June 30, 2002, were $5.8 million compared to $3.2 million during the prior year quarter. These expenditures in the current and prior quarters were primarily made to acquire machinery and equipment for our production facilities. We anticipate our capital expenditures, primarily to expand manufacturing capacity, to approximate amounts expended in previous years.

          We continue to pay quarterly cash dividends of $.04 per common share. Dividend payments totaled $5.1 million during the current quarter and $5.0 million during the prior year quarter. During the quarter ended June 30, 2002, we received $4.2 million from the exercise of stock options compared to $2.8 million in the prior year quarter.

          We are involved in various legal proceedings (see Note 11 to Condensed Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our cash flows.

          We are actively pursuing, and are involved in, joint development projects in an effort to broaden our scope of capabilities to market both generic and brand products. Many of these arrangements provide for payments by us upon the attainment of specified milestones. While these arrangements help to reduce our financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in cash provided from operating activities.

          To provide additional operating leverage, if necessary, we maintain a revolving line of credit of up to $50.0 million with a commercial bank. As of June 30, 2002, no funds have been advanced under this line of credit. Additionally, we believe that the acquisition of new products, as well as other companies, will play a strategic role in our growth. Consequently, we may incur additional indebtedness to finance these acquisitions which would impact future liquidity.

Recent Accounting Pronouncements
--------------------------------

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. See Note 6 to Condensed Consolidated Financial Statements for a discussion of the SFAS 142 implementation process.

          The FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which establishes standards of accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for the Company on April 1, 2003. We are currently evaluating the impact, if any, this statement will have on our financial position and results of operations.

          SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued by the FASB in August 2001. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. SFAS 144 became effective for the Company as of April 1, 2002, and had no material effect on our financial position or results of operations.

Critical Accounting Policies
----------------------------

          The following discussion of critical accounting policies has been condensed for presentation in this Report and should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The Company's critical accounting policies are the determination of revenue provisions, useful lives and impairment of intangibles and the impact of existing legal matters. These critical accounting policies affect each of the operating segments. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We are currently not aware of any reasonably likely event or circumstance which would result in different amounts being reported that would have a material impact on our consolidated financial statements.

Revenue Provisions

          Revenue is recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional adjustments are reasonably determinable. These provisions are recognized as reductions to gross revenues, with the corresponding allowances recognized as reductions to accounts receivable and as components to other current liabilities. Accounts receivable are presented net of such allowances totaling $222.6 million and $214.6 million at June 30, 2002, and March 31, 2002. Other accrued liabilities include $26.0 million and $21.6 million at June 30, 2002, and March 31, 2002, for certain rebates and other adjustments that are paid to indirect customers. The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company is a party to arrangements with other parties establishing prices for products for which they independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer's contract price. The provision for estimated chargebacks is calculated primarily using historical chargeback experience and estimated wholesaler inventory levels. We continually monitor our assumptions giving consideration to wholesaler buying patterns and current pricing trends and make necessary adjustments when we believe that the actual chargeback credits will differ from those estimated.

Useful Lives and Impairment of Intangibles

          As of June 30, 2002, and March 31, 2002, recorded goodwill, net of accumulated amortization, was $103.2 million. In addition to an annual impairment review, goodwill is reviewed for impairment when events or other changes in circumstances may indicate that the carrying amount of the goodwill may not be recoverable.

          Historically, impairment has been determined when the undiscounted future cash flows, based on estimated sales volumes, pricing and the anticipated cost environment, are less than the carrying value of the goodwill. However, with the adoption of SFAS 142, potential impairment will be identified when the fair value, determined at least annually, of a reporting unit is less than the carrying value of its net assets. For the initial impairment test required by SFAS 142, we have engaged valuation specialists to assist us in determining the fair value of our reporting units. Until these evaluations are complete, we are unable to determine the impact SFAS 142 will have on our financial position and results of operations.

          As of June 30, 2002, and March 31, 2002, recorded intangible assets, excluding goodwill, net of accumulated amortization, were $164.5 million and $169.3 million. These intangible assets consist of both purchased and acquired product rights, as well as internally developed patents and technologies. Intangible assets are reviewed for impairment when certain events or other changes in circumstances may indicate that the carrying amount of the asset or asset group may not be recoverable. Certain product rights associated with the Brand Segment were reviewed for impairment in fiscal 2002. Impairment is determined when the undiscounted future cash flows, based on estimated sales volume, anticipated pricing and estimated product costs, are less than the carrying value of the intangible asset. The carrying values of the product rights reviewed were not impaired. If these projections do not properly reflect future activity, results of operations could be negatively impacted.

Legal Matters

          The Company is involved in various legal proceedings, some of which involve claims for substantial amounts. An accrual for a loss contingency relating to any of these legal proceedings is made if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. After review, it was determined, at June 30, 2002, and March 31, 2002, that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. However, if any of these legal proceedings would result in an adverse outcome for the Company, the impact could have a material adverse effect on our financial position and results of operations.

Forward-Looking Statements
--------------------------

          This Quarterly Report on Form 10-Q may contain "forward-looking statements." Such forward-looking statements may include, without limitation, statements about our market opportunities, strategies, competition and expected activities and expenditures. You can identify these statements by the use of words such as "may," "will," "could," "should," "would," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations expressed or implied by these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, those factors described in this Quarterly Report on Form 10-Q in the "Notes to Condensed Consolidated Financial Statements" under the heading "Contingencies," in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Condition" under the headings "Results of Operations" and "Liquidity and Capital Resources," in the section titled "Legal Proceedings" and elsewhere in this Quarterly Report on Form 10-Q, as well as in our other documents filed with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements contained in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company is subject to market risk primarily from changes in the market values of investments in marketable debt and equity securities, including marketable securities owned indirectly through certain pooled asset funds that are classified as other assets on our balance sheet. Additional investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature. The majority of our investments are managed by professional portfolio managers. We also invest in nonpublic securities that are classified as other assets on our balance sheet and we do not consider these investments to be sensitive to market risk. The following table summarizes the investments which subject the Company to market risk: (in thousands)

                                                     June 30,       March 31,
                                                       2002           2002
                                                       ----           ----
Marketable debt securities                          $488,435       $435,499
Marketable equity securities                          21,080         20,767
Certain pooled asset funds                            27,430         26,144
                                                    --------       --------
                                                    $536,945       $482,410
                                                    ========       ========

          The primary objectives of our marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. The investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment grade credit ratings. Of the $488.4 million invested in marketable debt securities at June 30, 2002, $466.4 million will mature within one year. This short duration to maturity creates minimal exposure to fluctuations in market values for these investments. A significant change in current interest rates could affect the market value of the remaining $22.0 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $1.1 million change in our balance of marketable debt securities.


PART II. OTHER INFORMATION
---------------------------

ITEM 1. LEGAL PROCEEDINGS

          The Company is involved in various legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such proceedings, it is the opinion of management that the ultimate outcome of such proceedings, except those discussed below, will not have a material adverse effect on our financial position or results of operations.

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

Product litigation

Paclitaxel

          In  June  2001,   NAPRO   Biotherapeutics   Inc.  (NAPRO)  and  Abbott
Laboratories Inc. (Abbott) filed suit against the Company in the US District Court for the Western District of Pennsylvania. Plaintiffs allege the Company's manufacture, use and sale of its paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in trebel damages, injunctive relief, attorneys' fees, costs of litigation, and such equitable and other relief as the court deems just and proper. The Company began selling its paclitaxel product in July 2001. Abbott's ANDA was approved in May 2002.


Verapamil ER

          In July 2001, Biovail Laboratories Inc. (Biovail) filed a demand for arbitration against the Company with the American Arbitration Association. In response to such demand, the Company filed its answer and counterclaims. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company terminated the agreement in March 2001. Biovail's allegations include breach of contract, breach of implied covenant of good faith and fair dealing and unfair competition. Biovail is seeking damages plus interest, to be determined at trial but in an amount of not less than $20.0 million, punitive damages, attorneys' fees and costs of litigation and such other relief as the panel may deem just and proper. The Company's allegations as set forth in its counterclaims include breach of obligations of good faith and fair dealing, fraud and unjust enrichment. The arbitration hearing is scheduled to be held in September 2002.

Zagam(R)

          The  Company  filed  suit  against  Aventis   Pharmaceuticals,   Inc.,
successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD.; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in the US District Court for the Western District of Pennsylvania in May 2001. The complaint sets forth claims of breach of contract, rescission, breach of implied covenant of good faith and fair dealing and unjust enrichment. The defendants' answer includes a counterclaim, which alleges nonpayment of royalties and failure to mitigate. The defendants are seeking royalties allegedly owed by the Company, attorneys' fees and costs of litigation and such other relief as may be demonstrated at trial.


Nifedipine

          In February 2001, Biovail filed suit against the Company and Pfizer Inc. (Pfizer) in the US District Court for the Eastern District of Virginia alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to the US District Court for the Northern District of West Virginia, which was granted. The Company's motion to dismiss Biovail's complaint was denied, and the Company's motion to dismiss certain claims by other plaintiffs was granted in part and denied in part. The Company has been named as a defendant in five other putative class action suits alleging antitrust claims based on the settlement entered into by the Company with Bayer AG, Bayer Corporation and Pfizer regarding nifedipine. Collectively, plaintiffs are seeking unspecified compensatory and trebel damages, attorneys' fees, costs of litigation, restitution, disgorgement and declaratory and injunctive relief.

Buspirone

          The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company filed the appropriate certifications relating to the patents for this product that were then listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the "Orange Book." In November 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. In November 2000, the Company filed suit against the FDA and BMS in the US District Court for the District of Columbia. The complaint asked the court to order the FDA to grant immediately final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting a bond in the amount of $25.0 million, thecourt entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the US Court of Appeals for the Federal Circuit, the FDA granted approval of the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company began marketing and selling the 15mg tablet in March 2001. The Company has also been selling the 30mg buspirone tablet since August 2001. BMS appealed the preliminary injunction order to both the US Court of Appeals for the Federal Circuit and the US Court of Appeals for the District of Columbia Circuit. The District of Columbia Court of Appeals denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit Court of Appeals. The Federal Circuit heard oral arguments in July 2001.

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

          The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the US District Court for the Northern District of West Virginia. The suit seeks a declaratory judgment of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the US District Court for the District of Vermont and also in the US District Court for the Southern District of New York. In each of these cases, BMS asserts that the Company infringes BMS' patent and seeks to rescind approval of the Company's ANDA. BMS seeks to recover damages equal to lost profits plus interest, a finding of willful infringement which could result in trebel damages, injunctive relief, attorneys' fees, costs of litigation and such other relief as the court deems just and proper.


          The Company subsequently filed motions to dismiss the Vermont case and dismiss and transfer the New York case to the US District Court for the Northern District of West Virginia. The Judicial Panel on Multi-District Litigation ordered these cases, along with another patent case and numerous antitrust suits filed against BMS, be consolidated in the US District Court for the Southern District of New York. The New York Court has granted the Company's motion for summary judgement that the BMS patent is not infringed or, alternatively, is invalid. BMS has appealed this decision to the Court of Appeals for the Federal Circuit. The New York Court also denied the BMS motion to dismiss the Company's antitrust counterclaims.

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

          In July 2000, the Company reached a tentative agreement to settle the actions brought by the FTC, the States Attorneys General and suits brought by or on behalf of third party reimbursers. The Company agreed to pay up to $147.0 million, including attorneys' fees. This tentative settlement became final in February 2002 and has been fully funded to date. Included in this settlement were three companies indemnified by the Company - Cambrex Corporation, Profarmaco S.r.I. and Gyma Laboratories, Inc.

          Lawsuits not included in this settlement principally involve alleged direct purchasers, such as wholesalers and distributors. In July 2001, the United States Court for the District of Columbia certified a litigation class consisting of these direct purchasers. The Company filed a petition with the United States Court of Appeals for the District of Columbia Circuit seeking appellate review of the district court's order. The appellate court denied the Company's appeal of the lower court's class certification order. In addition, four third party reimbursers opted-out of the class action settlement and, in November 2001, filed separate non-class actions against the Company. These actions are pending in the United States District Court for the District of Columbia. The Company has filed motions to dismiss those claims.

     The Company also is defending a civil action, which was filed in January 1999 and remains pending in the Superior Court of the State of California, County of San Francisco, brought on behalf of independent retail pharmacies in the State of California. The plaintiffs in each of these actions seek unspecified monetary damages, equitable relief, attorneys' fees and court costs. This case has not been certified as a class action.

Other Litigation

          The Company was served in July 2002 with a putative class action suit filed in the Superior Court of the State of California, County of Alameda. The representative plaintiff claims to represent the general public. The plaintiffs allege that the defendants, primarily pharmaceutical manufacturers, have engaged in improper price reporting practices. Plaintiffs seek injunctive and equitable relief in the form of disgorgement and restitution, compensatory damages, special and incidental damages, punitive damages, attorneys' fees, costs of litigation and such other relief as the court may deem just and proper.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a.        Exhibits

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

                    10.1 Executive Employment Agreement with Robert J. Coury, dated July 22, 2002, filed herewith.

                    10.2      Executive   Employment  Agreement  with  Louis  J.
                              DeBone, dated July 22, 2002, filed herewith.

                    10.3      Executive   Employment   Agreement  with  John  P.
                              O'Donnell, dated July 22, 2002, filed herewith.

          b.        Reports on Form 8-K

                    On July 22, 2002, we filed a Report on Form 8-K announcing changes in senior management.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report filed on Form 10-Q for the quarterly period ended June 30, 2002, to be signed on its behalf by the undersigned thereunto duly authorized as of August 6, 2002.


                                   Mylan Laboratories Inc.
                                       (Registrant)


                                 /s/ Milan Puskar
                                 ----------------------------
                                 Milan Puskar
                                 Chairman of the Board and
                                 Chief Executive Officer
                                 (Principal executive officer)

                                 /s/ Edward J. Borkowski
                                 ----------------------------
                                 Edward J. Borkowski
                                 Chief Financial Officer
                                 (Principal financial officer)

                                 /s/ Gary E. Sphar
                                 -----------------------------
                                 Gary E. Sphar
                                 Vice President, Corporate Controller
                                 (Principal accounting officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


          I, Milan Puskar, Chairman of the Board and Chief Executive Officer of Mylan Laboratories Inc. (the "Company"), do hereby certify as of August 6, 2002, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

          (1) The foregoing Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and,

          (2) The information contained in the foregoing Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                  /s/ Milan Puskar
                                                  ----------------------------
                                                  Milan Puskar
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


          I, Edward J. Borkowski, Chief Financial Officer of Mylan Laboratories Inc. (the "Company"), do hereby certify as of August 6, 2002, in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

          (1) The foregoing Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and,

          (2) The information contained in the foregoing Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                                 /s/ Edward J. Borkowski
                                                 ----------------------------
                                                   Edward J. Borkowski
                                                   Chief Financial Officer