Form 10-Q
period 2002-09-30
MYLAN LABORATORIES INC
filed 2002-11-15
CIK 69499

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

                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
Class of Common Stock                               November 6, 2002
---------------------                               ----------------
   $ 0.50 par value                                    122,486,736

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         For the Quarterly Period Ended
                               September 30, 2002

                                      INDEX

                                                                         Page
                                                                        Number

PART I. FINANCIAL INFORMATION

    Item 1: Financial Statements

            Condensed Consolidated Statements of Earnings
            - Three and Six Months Ended September 30, 2002 and 2001      2

            Condensed Consolidated Balance Sheets
              - September 30, 2002, and March 31, 2002                    3

            Condensed Consolidated Statements of Cash Flows
            - Six Months Ended September 30, 2002 and 2001                4

            Notes to Condensed Consolidated Financial Statements          5

    Item 2: Management's Discussion and Analysis of Results of
            Operations and Financial Condition                           15

    Item 3: Quantitative and Qualitative Disclosures About
            Market Risk                                                  34

    Item 4: Controls and Procedures                                      35


PART II. OTHER INFORMATION

    Item 1: Legal Proceedings                                            35

    Item 4: Submission of Matters to a Vote of Security Holders          40

    Item 6: Exhibits and Reports on Form 8-K                             40


SIGNATURES                                                               41

CERTIFICATIONS

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
               (unaudited; in thousands, except per share amounts)



                                        Three Months           Six Months
                                        ------------           ----------
Period Ended September 30,             2002       2001       2002       2001
                                       ----       ----       ----       ----
Net revenues                         $319,539   $286,328   $595,012   $524,261
Cost of sales                         152,807    122,551    280,678    238,625
                                     --------   --------   --------   --------
Gross profit                          166,732    163,777    314,334    285,636
                                     --------   --------   --------   --------

Operating expenses:
  Research and development             20,169     16,463     37,012     33,246
  Selling and marketing                16,538     14,254     33,425     29,396
  General and administrative           25,030     33,822     44,251     59,417
                                     --------   --------   --------   --------
  Total operating expenses             61,737     64,539    114,688    122,059
                                     --------   --------   --------   --------
Earnings from operations              104,995     99,238    199,646    163,577
Other income, net                       1,613      1,446      3,601     16,245
                                     --------   --------   --------   --------
Earnings before income taxes          106,608    100,684    203,247    179,822
Provision for income taxes             38,379     36,548     73,169     65,038
                                     --------   --------   --------   --------
Net earnings                         $ 68,229   $ 64,136   $130,078   $114,784
                                     ========   ========   ========   ========
Earnings per common share:
  Basic                              $   0.54   $   0.51   $   1.04   $   0.92
                                     ========   ========   ========   ========
  Diluted                            $   0.54   $   0.50   $   1.03   $   0.90
                                     ========   ========   ========   ========
Weighted average common shares:
  Basic                               125,362    125,372    125,657    125,202
                                     ========   ========   ========   ========
  Diluted                             126,777    127,338    126,866    126,856
                                     ========   ========   ========   ========

Cash dividends declared
  per common share:                  $   0.04   $   0.04   $   0.08   $   0.08
                                     ========   ========   ========   ========


            See Notes to Condensed Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                            (unaudited; in thousands)


                                                     September 30,   March 31,
                                                         2002         2002
                                                      ----------   ----------
Assets
 Current assets:
  Cash and cash equivalents                          $   215,294   $  160,790
  Marketable securities                                  467,540      456,266
  Accounts receivable, net                               180,580      145,491
  Inventories                                            196,253      195,074
  Deferred income tax benefit                            109,655       92,642
  Other current assets                                     9,875       11,819
                                                      ----------   ----------
   Total current assets                                1,179,197    1,062,082

 Property, plant and equipment, net                      169,405      166,531
 Intangible assets, net                                  159,765      169,315
 Goodwill, net                                           103,196      103,196
 Investment in and advances to Somerset                   19,562       22,720
 Other assets                                             77,868       92,866
                                                      ----------   ----------
Total assets                                          $1,708,993   $1,616,710
                                                      ==========   ==========

Liabilities and shareholders' equity
 Liabilities
  Current liabilities:
   Trade accounts payable                             $   35,459   $   36,534
   Income taxes payable                                   74,305       63,826
   Other current liabilities                              88,541       72,758
                                                      ----------   ----------
    Total current liabilities                            198,305      173,118

  Long-term obligations                                   21,166       23,883
  Deferred income tax liability                           20,396       17,470
                                                      ----------   ----------

 Total liabilities                                       239,867      214,471
                                                      ----------   ----------

 Shareholders' equity:
  Common stock                                            66,413       66,100
  Additional paid-in capital                             360,641      349,719
  Retained earnings                                    1,200,806    1,080,736
  Accumulated other comprehensive earnings                 6,486        7,920
                                                      ----------   ----------
                                                       1,634,346    1,504,475
  Less: treasury stock at cost                           165,220      102,236
                                                      ----------   ----------
 Total shareholders' equity                            1,469,126    1,402,239
                                                      ----------   ----------
Total liabilities and shareholders' equity            $1,708,993   $1,616,710
                                                      ==========   ==========



            See Notes to Condensed Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                            (unaudited; in thousands)



Six Months Ended September 30,                              2002         2001
                                                            ----         ----
Cash flows from operating activities:
 Net earnings                                            $ 130,078    $ 114,784
  Adjustments to reconcile net earnings to net cash
   provided from operating activities:
     Depreciation and amortization                          19,648       23,459
     Deferred income tax benefit                           (19,050)     (18,297)
     Equity in loss of and cash received from Somerset       3,158        1,919
     Loss(earnings)from limited liability partnerships       3,334      (11,998)
     Adjustments to estimated sales allowances              52,234       30,038
     Other noncash items                                    (7,250)       7,616
  Changes in operating assets and liabilities:
     Accounts receivable                                   (87,234)     (10,503)
     Inventories                                             1,363      (21,214)
     Trade accounts payable                                 (1,075)       3,455
     Income taxes                                           16,215       36,153
     Other operating assets and liabilities, net            13,898       29,192
                                                         ----------   ----------
Net cash provided from operating activities                125,319      184,604
                                                         ----------   ----------
Cash flows from investing activities:
 Proceeds from (purchase of):
   Capital assets                                          (13,109)      (6,621)
   Other and intangible assets                                (612)      (3,369)
   Marketable securities                                  (385,883)    (324,840)
   Sale and maturity of marketable securities              384,019      126,813
                                                         ----------   ----------
Net cash used in investing activities                      (15,585)    (208,017)
                                                         ----------   ----------
Cash flows from financing activities:
 Payments on long-term obligations                            --         (2,000)
 Cash dividends paid                                       (10,066)     (10,002)
 Purchase of common stock                                  (56,042)        --
 Proceeds from exercise of stock options                    10,878        6,965
                                                         ----------   ----------
Net cash used in financing activities                      (55,230)      (5,037)
                                                         ----------   ----------
Net increase (decrease) in cash and cash equivalents        54,504      (28,450)
Cash and cash equivalents - beginning of period            160,790      229,183
                                                         ----------   ----------
Cash and cash equivalents - end of period                $ 215,294    $ 200,733
                                                         ==========   ==========
Cash paid during the period for:
 Interest                                                $    --      $     105
                                                         ==========   ==========
 Income taxes                                            $   52,893   $   47,180
                                                         ==========   ==========


            See Notes to Condensed Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          (unaudited; in thousands, except share and per share amounts)


1.        General

               In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes or other financial information required by generally accepted accounting principles and included in audited financial statements have been condensed or omitted. The accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our interim results of operations, financial position and cash flows for the periods presented.

               These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

               Certain prior year amounts were reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders' equity.

               The interim results of operations for the three and six months ended September 30, 2002, are not necessarily indicative of the results to be expected for the full fiscal year.

2.        Revenue Recognition and Accounts Receivable

               We recognize revenue for product sales upon shipment when title and risk of loss transfer to our customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional adjustments are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $259,487 and $214,637 as of September 30, 2002, and March 31, 2002. Other current liabilities include $26,839 and $21,577 at September 30, 2002, and March 31, 2002, for certain rebates and other adjustments that are payable to indirect customers.

               We perform ongoing credit evaluations of our customers and generally do not require collateral. Approximately 83% and 64% of the accounts receivable balances represent amounts due from four customers at September 30, 2002, and March 31, 2002.

3.        Recent Accounting Pronouncements

               Effective April 1, 2002, Mylan adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Goodwill and other indefinite lived intangible assets are no longer amortized. Intangible assets determined to have indefinite lives were tested for potential impairment and no impairments were indicated. The transitional assessment of goodwill for impairment as of April 1, 2002, was completed during the quarter ended September 30, 2002, with no indication of impairment. An independent valuation specialist assisted in the determination of the fair values used to test for impairment. Assuming the adoption of SFAS 142 had occurred on April 1, 2001, and goodwill and other indefinite lived assets were no longer amortized, net earnings for the three and six months ended September 30, 2001, would have increased by $1,801 and $3,602 and earnings per basic and diluted share would have increased by $.02 per share and $.03 per share, respectively.

               SFAS 143, Accounting for Asset Retirement Obligations, establishes standards of accounting for obligations associated with the retirement of tangible long-lived assets. The statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact, if any, this statement will have on our financial position and results of operations.

               Effective April 1, 2002, Mylan adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The impact of adoption had no material effect on our financial position or results of operations.

               SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of this statement will not have a material effect on our financial position or results of operations.

4.        Balance Sheet Components

               Selected balance sheet components consist of the following:

                                                 September 30,      March 31,
                                                     2002             2002
                                                     ----             ----
          Inventories:
           Raw materials                           $ 88,638         $ 74,782
           Work in process                           26,696           31,056
           Finished goods                            80,919           89,236
                                                   --------         --------
                                                   $196,253         $195,074
                                                   ========         ========

          Other current liabilities:
           Rebates                                 $ 26,839         $ 21,577
           Payroll and related                       22,355           18,936
           Royalties and product license fees        14,961           12,363
           Cash dividends payable                     5,010            5,067
           Other                                     19,376           14,815
                                                   --------         --------
                                                   $ 88,541         $ 72,758
                                                   ========         ========


5.        Goodwill and Intangible Assets

               Goodwill by operating segment as of September 30, 2002, and April 1, 2002:

                            Generic             $  20,100
                            Brand                  83,096
                                                ---------
                            Total               $ 103,196
                                                =========

               Intangible assets, excluding goodwill, consist of the following components:

                                Weighted
                              Average Life   Original   Accumulated    Net Book
                                (years)        Cost     Amortization     Value
                                -------      -------    ------------    -------
September 30, 2002
------------------
Amortized intangible assets:
 Patents and technologies          19        $ 117,435   $  33,038    $  84,397
 Product rights and related
   intangibles                     12          107,273      42,309       64,964
 Other                             20           13,875       4,723        9,152
                                             ---------   ---------    ---------
                                             $ 238,583   $  80,070      158,513
                                             =========   =========
Unamortized intangible assets:
 Trademarks                                                               1,252
                                                                      ---------
                                                                      $ 159,765
March 31, 2002                                                        =========
--------------
Amortized intangible assets:
 Patents and technologies                    $ 119,663   $  32,056    $  87,607
 Product rights and related
   intangibles                                 107,907      36,950       70,957
 Other                                          24,380      14,881        9,499
                                             ---------   ---------    ---------
                                               251,950      83,887      168,063
 Trademarks                                      1,800         548        1,252
                                             ---------   ---------    ---------
                                             $ 253,750   $  84,435    $ 169,315
                                             =========   =========    =========

               As of June 30, 2002, we removed from the balance sheet certain intangible assets with an original cost of $13,368. Such assets were fully amortized at March 31, 2002, and have no ongoing benefit to our current operations.

               Amortization expense for the current three and six month periods was $4,714 and $9,431 and is expected to be $18,578 for the fiscal year. Expected amortization expense for fiscal years 2004 through 2007 is $18,369, $16,904, $13,355 and $13,143, respectively.

6.        Earnings per Common Share

               Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options outstanding. The effect of dilutive stock options on the weighted average number of common shares outstanding was 1,415,000 and 1,966,000 for the three months ended September 30, 2002 and 2001, and 1,209,000 and 1,654,000 for the six months ended September 30, 2002 and 2001.

               Antidilutive stock options of 344,000 and 38,000 were excluded from the diluted earnings per common share calculation for the three months ended September 30, 2002 and 2001, and 527,000 and 351,000 were excluded for the six months ended September 30, 2002 and 2001.

7.        Comprehensive Earnings

               Comprehensive earnings consist of the following:

                                     Three Months               Six Months
                                     ------------              ------------
Period Ended September 30,         2002         2001         2002         2001
                                   ----         -----        ----        -----
Net earnings                   $  68,229    $  64,136    $ 130,078    $ 114,784
Other comprehensive (loss)
 earnings, net of tax:
  Net unrealized (loss) gain
   on marketable securities         (393)      (1,035)       1,733        2,348
  Reclassification for gains
   included in net earnings       (3,198)         (67)      (3,167)        (201)
                                ---------    ---------    ---------    ---------
                                  (3,591)      (1,102)      (1,434)       2,147
                                ---------    ---------    ---------    ---------
Comprehensive earnings         $  64,638    $  63,034    $ 128,644    $ 116,931
                                =========    =========    =========    =========

               Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.

8.        Common Stock

               As of September 30, 2002, and March 31, 2002, there were 300,000,000 shares of common stock authorized with 132,825,870 and 132,200,528 shares issued. Treasury shares held as of September 30, 2002, and March 31, 2002, were 7,908,246 and 5,813,033.

               In May 2002, the Board of Directors approved a stock purchase program to purchase up to 10,000,000 shares of our outstanding common stock. During the six months ended September 30, 2002, we purchased 2,092,700 shares for $62,906. Subsequent to September 30, 2002, and through October 24, 2002, we purchased an additional 2,341,600 shares for $73,743.

9.        Stock Option Plan

               In July 2002, Mylan shareholders approved the proposal to amend and restate the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan (the Plan) to add an additional 5,000,000 shares for which options may be granted and to authorize the grant of options to non-employee directors. Under the Plan, as amended, up to 15,000,000 shares of the Company's common stock may be granted to officers, employees, non-employee directors and non-employee consultants and agents as either incentive stock options or nonqualified stock options. As of September 30, 2002, 5,727,860 shares were available for future grants.

10.       Segment Reporting

               Segment net revenues represent revenues from unrelated third parties. For the Generic and Brand Segments, segment profit (loss) represents segment gross profit less direct research and development, selling and marketing and general and administrative expenses. Corporate/Other includes legal costs, administrative expenses and other income and expense.

               The following table presents the results of operations for each of our operating segments:

                                     Three Months               Six Months
                                     ------------               ----------
Period Ended September 30,       2002         2001(1)      2002         2001(1)
                                 ----         ----         ----         ----
Consolidated:
 Net revenues                 $ 319,539    $ 286,328    $ 595,012    $ 524,261
 Pretax earnings                106,608      100,684      203,247      179,822

Generic:
 Net revenues                   274,281      252,817      509,926      462,639
 Segment profit                 120,747      127,851      227,070      217,256

Brand:
 Net revenues                    45,258       33,511       85,086       61,622
 Segment profit (loss)            1,127       (5,666)         713      (16,614)

Corporate/Other:
 Segment loss                   (15,266)     (21,501)     (24,536)     (20,820)


(1)Includes amortization of goodwill and certain other intangible assets not amortized in the current fiscal year due to the adoption of SFAS 142. Quarterly amortization recorded in fiscal 2001 for these intangibles, including goodwill, was $1,599 in Corporate/Other, $167 in Generic and $35 in Brand.


11.       Related Parties


               A consulting agreement dated July 2000 with a firm, which was previously owned by a director of the Company, was terminated in its entirety through mutual consent upon the director becoming an employee of the Company in July 2002.

12.       Contingencies

          Product Litigation

               While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, we believe that we have meritorious defenses with respect to the claims asserted against the Company, and we intend to vigorously defend our position. AN ADVERSE OUTCOME IN ANY OF THESE PROCEEDINGS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.


          Paclitaxel

               In June 2001, NAPRO Biotherapeutics Inc. (NAPRO) and Abbott Laboratories Inc. (Abbott) filed suit against the Company in the United States (US) District Court for the Western District of Pennsylvania. Plaintiffs allege that the Company's manufacture, use, and sale of its paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys' fees, costs of litigation, and such equitable and other relief as the court deems just and proper. The Company began selling its paclitaxel product in July 2001.

          Verapamil ER

               In July 2001, Biovail Laboratories Inc. (Biovail) filed a demand for arbitration against the Company with the American Arbitration Association. In response to such demand, the Company filed its answer and counterclaims. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company terminated the agreement in March 2001. Biovail's allegations include breach of contract, breach of implied covenant of good faith and fair dealing and unfair competition. Biovail is seeking damages plus interest, to be determined at trial, but in an amount of not less than $10,000, plus unspecified punitive damages, attorneys' fees and costs of litigation and such other relief as the panel may deem just and proper. The Company's allegations as set forth in its counterclaims include breach of obligations of good faith and fair dealing, fraud and unjust enrichment.

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

          Nifedipine

               In February 2001, Biovail filed suit against the Company and Pfizer Inc. (Pfizer) in the US District Court for the Eastern District of Virginia alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to the US District Court for the Northern District of West Virginia, which was granted. The Company's motion to dismiss Biovail's complaint was denied.

               The Company has been named as a defendant in five other putative class action suits alleging antitrust claims based on the settlement entered into by the Company with Pfizer regarding nifedipine. Two of the class actions have been dismissed in their entirety and the remaining actions have been dismissed in part. The plaintiffs in the remaining actions, as well as Biovail, are seeking unspecified compensatory and treble damages, attorneys' fees, costs of litigation, restitution, disgorgement and declaratory and injunctive relief.

          Buspirone

               The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company filed the appropriate certifications relating to the patents for this product that were then listed in the US Food and Drug Administration (FDA) publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the "Orange Book." In November 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. In November 2000, the Company filed suit against the FDA and BMS in the US District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting of a bond in the amount of $25,000, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the US Court of Appeals for the Federal Circuit (Federal Circuit), the FDA granted approval of the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company began marketing and selling the 15mg tablet in March 2001. The Company has also been selling the 30mg tablet since August 2001 and the 5mg and 10mg tablets since March 2002. BMS appealed the preliminary injunction order to both the Federal Circuit and the US Court of Appeals for the District of Columbia Circuit. The District of Columbia Court of Appeals denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit.

               In October 2001, the Federal Circuit overturned the lower court ruling and held that the Company did not have a cognizable claim against BMS under the Declaratory Judgment Act to challenge the listing of BMS' patent, which the Federal Circuit viewed as an improper effort to enforce the Federal Food, Drug and Cosmetic Act. The Federal Circuit did not address the lower court's determination that the BMS patent does not claim buspirone or a method of administration of the drug. The Company filed a petition with the Federal Circuit asking that the court reconsider its holding. The petition was denied in January 2002. A petition for review by the US Supreme Court was denied in October 2002.

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

               The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the US District Court for the Northern District of West Virginia. The suit seeks a declaratory judgment of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the US District Court for the District of Vermont and also in the US District Court for the Southern District of New York. In each of these cases, BMS asserts that the Company infringes BMS' patent and seeks to rescind approval of the Company's ANDA. BMS seeks to recover damages equal to lost profits plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys' fees, costs of litigation, and such other relief as the court deems just and proper.

               The Company subsequently filed motions to dismiss the Vermont case and dismiss and transfer the New York case to the US District Court for the Northern District of West Virginia. The Judicial Panel on Multi-District Litigation ordered these cases, along with another patent case and numerous antitrust suits filed against BMS, be consolidated for pre-trial purposes in the US District Court for the Southern District of New York. The New York Court has granted the Company's motion for summary judgment that the BMS patent is not infringed or, alternatively, is invalid. BMS has appealed this decision to the Court of Appeals for the Federal Circuit. The New York Court also denied the BMS motion to dismiss the Company's antitrust counterclaims.

          Lorazepam and Clorazepate

               In January 1999, four companies who claim to have purchased lorazepam and/or clorazepate from the Company filed suit alleging that the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture those two products. In July 2001, the US Court for the District of Columbia certified a litigation class consisting of direct purchasers. The plaintiffs seek to recover treble damages equal to three times the overcharge they claim to have paid, plus injunctive relief, attorneys' fees, costs of litigation and such other relief as the court deems proper.

               In December 2001, four third-party reimbursers filed separate actions against the Company. These actions are pending in the US District Court for the District of Columbia. The Company is also defending a civil action in the State of California that was brought under state law on behalf of independent retail pharmacies who purchased lorazepam and/or clorazepate. The California action has not been certified as a class action. The plaintiffs in each of these actions seek unspecified monetary damages, equitable relief, attorneys' fees and costs of litigation.

          Average Wholesale Price litigation

               The Company, along with a number of other pharmaceutical manufacturers, has been named as a defendant in four lawsuits filed in the state courts of California in which the plaintiffs allege the defendants unlawfully, unfairly and fraudulently manipulated the reported average wholesale price of various products, allegedly to increase third party reimbursements to others for their products. None of these four cases has been certified as a class action, although all four cases seek class action and representative status. Plaintiffs seek equitable relief in the form of disgorgement and restitution, attorneys' fees and costs of litigation. While it is not possible to determine with any degree of certainty the ultimate outcome of these suits, we believe that we have meritorious defenses with respect to the claims asserted against the Company, and we intend to vigorously defend our position. AN ADVERSE OUTCOME IN ANY OF THESE SUITS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

          Other Litigation

               The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, we believe that the ultimate outcome of such other proceedings will not have a material adverse effect on our financial position or results of operations.

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

Results of Operations
---------------------

     Net earnings increased 6% or $4.1 million for the current quarter and 13% or $15.3 million for the current six months, compared to the same prior year periods. Earnings per diluted share increased 8% or $.04 per share for the current quarter and 14% or $.13 per share for the current six months. The increases in net earnings were primarily the result of increased net revenues and decreased operating expenses. The increases in net revenues for the current year were primarily attributable to new products, increased volume, relatively stable pricing for generic products and improved marketing conditions for brand products. Operating expenses in the current year decreased primarily due to lower general and administrative expenses.

Segment Results (in thousands)
                                   Three Months                   Six Months
                                   ------------                   ----------
Period Ended September 30,      2002          2001(1)           2002        2001(1)
                                ----          -------           ----        -------
Consolidated:
 Net revenues                 $ 319,539      $ 286,328      $ 595,012      $ 524,261
 Gross profit                   166,732        163,777        314,334        285,636
 Research and development        20,169         16,463         37,012         33,246
 Selling and marketing           16,538         14,254         33,425         29,396
 General and administrative      25,030         33,822         44,251         59,417
 Other income, net                1,613          1,446          3,601         16,245
 Pretax earnings                106,608        100,684        203,247        179,822

Generic Segment:
 Net revenues                   274,281        252,817        509,926        462,639
 Gross profit                   139,872        145,073        264,355        254,236
 Research and development        10,873          7,393         20,887         16,682
 Selling and marketing            2,551          3,224          5,299          6,302
 General and administrative       5,701          6,605         11,099         13,996
 Segment profit                 120,747        127,851        227,070        217,256

Brand Segment:
 Net revenues                    45,258         33,511         85,086         61,622
 Gross profit                    26,860         18,704         49,979         31,400
 Research and development         9,296          9,070         16,125         16,564
 Selling and marketing           13,987         11,030         28,126         23,094
 General and administrative       2,450          4,270          5,015          8,357
 Segment profit (loss)            1,127         (5,666)           713        (16,614)

Corporate/Other:
 Segment loss                   (15,266)       (21,501)       (24,536)       (20,820)

Segment net revenues represent revenues from unrelated third parties. For the Generic and Brand segments, segment profit (loss) represents segment gross profit less direct research and development, selling and marketing and general and administrative expenses. Corporate/Other includes legal costs, administrative expenses and other income and expense.

1 Includes amortization of goodwill and certain other intangible assets not amortized in the current fiscal year due to the adoption of SFAS 142. Quarterly amortization recorded in fiscal 2001 for these intangibles, including goodwill, was $1,599 in Corporate/Other, $167 in Generic and $35 in Brand.

Quarter Ended September 30, 2002, compared to Quarter Ended September 30, 2001

Net Revenues and Gross Profit

     Net revenues for the current quarter increased 12% or $33.2 million compared to the prior year quarter. The Generic segment accounted for 65% or $21.5 million of the total increase in net revenues, while the Brand segment accounted for the remaining 35% or $11.7 million. New products launched subsequent to September 30, 2001, primarily generics, contributed $24.7 million.

     New generic products and increased net revenues on core generic products (excluding buspirone 15mg and 30mg) more than offset the decrease in net revenues experienced on buspirone. Excluding the impact of buspirone, Generic net revenues for the quarter increased 24% or $50.8 million over the prior year quarter. The increase in core products' net revenues was primarily the result of relatively stable pricing, favorable product mix and increased volume. Buspirone net revenues decreased 80%, primarily due to the loss of marketing exclusivity and the competitive pressures resulting from new entrants into the marketplace.

     Brand net revenues for the current quarter increased 35% or $11.7 million. The increase was primarily due to improved pricing, product mix and increased volume, in part due to the curtailment of end-of-quarter promotions in the prior year.

     Gross profit increased 2% or $3.0 million. Generic gross profit decreased 4% or $5.2 million, primarily due to decreased gross profit on buspirone sales. The lower gross profit recognized on buspirone was partially offset by contributions from core products. Brand gross profit increased 44% or $8.2 million, primarily due to favorable pricing, product mix and increased volume, in part due to the curtailment of end-of-quarter promotions in the prior year.

Operating Expenses

     Research and development (R&D) expenses for the current quarter increased 23% or $3.7 million compared to the same prior year quarter. The increase was primarily related to Generic expenses due to the timing and number of studies being conducted. We expect R&D expenses to continue to increase for both the Generic and Brand segments throughout fiscal 2003 as activities related to current projects progress.

     Selling and marketing expenses for the current quarter were up 16% or $2.3 million over the prior year quarter. The increase was primarily related to Brand advertising and promotional expenses, focused primarily on Digitek(R), Phenytek(TM) and, in part, Amnesteem(TM) (isotretinoin).

     General and administrative (G&A) expenses decreased 26% or $8.8 million over the prior year quarter. The decrease was primarily related to decreased Corporate expenses. Corporate expenses in the prior year quarter included $5.3 million related to increased retirement benefits for certain executive and management employees. Additionally, Corporate expenses for the prior year quarter included $1.6 million of goodwill amortization, which, due to the April 1, 2002, adoption of SFAS 142, is no longer amortized. The $1.8 million decrease in Brand expenses was primarily related to a $1.4 million decrease in relocation expenses. Bertek Pharmaceuticals Inc. (Bertek) completed its move to Raleigh, North Carolina, in fiscal 2002.

Other Income, net

     Other income, net of non-operating expenses, increased 31% or $.8 million over the prior year quarter. The increase was primarily due to an increase in interest income due to higher cash balances and a $4.6 million increase in realized gains on the sale of marketable securities in the current quarter, which was offset by a $4.6 million decrease in income from our pooled asset funds.

     The increase in the loss from our equity investment in Somerset Pharmaceuticals, Inc. (Somerset) was primarily attributable to increased R&D expenses. We expect to continue to recognize losses on our equity investment in Somerset throughout fiscal 2003 as its R&D activities continue.

Six Months Ended September 30, 2002, compared to Six Months Ended September 30, 2001

Net Revenues and Gross Profit

     Net revenues for the current six months increased 13% or $70.8 million compared to the same prior year six months. The Generic segment accounted for 67% or $47.3 million of the total increase in net revenues, while the Brand segment accounted for the remaining 33% or $23.5 million. New products launched subsequent to September 30, 2001, primarily generics, contributed net revenues of $32.3 million.

     Generic net revenues increased principally due to increased sales of core products, which experienced relatively stable pricing, favorable product mix and increased volume. Excluding the impact of buspirone (15mg and 30mg), Generic net revenues for the current six months increased 27% or $105.0 million over the prior year six months. Buspirone net revenues for the current six months decreased 81%, primarily due to the loss of market exclusivity and the competitive pressures resulting from new entrants into the marketplace.

     The increase in Brand net revenues was due to both favorable pricing, product mix and increased volume, in part due to the prior year's curtailment of end-of-quarter promotions.

     Gross profit for the current six months increased 10% or $28.7 million. Generic gross profit increased 4% or $10.1 million, representing 35% of the total gross profit increase. Increased gross profit contributed from our core generic products was partially offset by decreased gross profit contributed from buspirone. Brand gross profit increased 59% or $18.6 million, primarily due to favorable pricing and product mix and in part to the prior year's curtailment of end-of-quarter promotions.

Operating Expenses

     R&D expenses for the current six months increased 11% or $3.8 million. The increase was primarily related to expenses incurred by the Generic segment. Generic studies and related expenses were up $3.5 million primarily due to the timing and number of studies being conducted. We expect our R&D expenses to continue to increase, for both the Generic and Brand segments, as activities related to current projects progress.

     Selling and marketing expenses increased 14% or $4.0 million. The increase was primarily attributable to increased brand advertising and promotional activities, focused primarily on Digitek(R), Phenytek(TM) and, in part, Amnesteem(TM) (isotretinoin).

     G&A expenses for the current six months decreased 26% or $15.2 million. The decrease in Corporate expenses was primarily related to a decrease in payroll related expenses and goodwill no longer amortized in the current year. The prior year six months included expense of $5.3 million for changes in retirement benefits for certain executive and management employees. Other Corporate expenses with significant decreases were legal and professional fees of $2.5 million and goodwill amortization expense of $3.2 million. Brand expenses for the prior year six month period included relocation expenses of $2.6 million for Bertek's move to Raleigh, North Carolina, which was completed in fiscal 2002.

Other Income, net

     The 63% or $11.3 million decrease in other income, net of non-operating expenses, for the current six months was primarily attributable to decreased earnings on our limited partnership investments of $15.3 million, which were partially offset by realized gains of $4.6 million on the sale of certain marketable securities.

     The Somerset loss for the current six months increased $1.3 million compared to the prior year six months. The increase was primarily attributable to decreased sales revenues and increased R&D expenses. We expect to continue to recognize losses on our equity investment in Somerset throughout fiscal 2003 as its R&D activities continue.

Liquidity and Capital Resources
-------------------------------

     Our primary source of liquidity continues to be cash flow from operating activities, which was $125.3 million for the current six months. Working capital as of September 30, 2002, was $980.9 million, an increase of $91.9 million from March 31, 2002. Of our $1.7 billion of total assets at September 30, 2002, 40% or $682.8 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist primarily of high-quality government and commercial paper that generally mature within one year. These investments are highly liquid and are available for operating needs. As these instruments mature, we generally reinvest the funds in instruments with similar characteristics.

     In May 2002, the Board of Directors (Board) approved a stock purchase program that authorized the purchase of up to 10.0 million shares of the

Company's outstanding common stock. Through October 24, 2002, we purchased approximately 4.4 million shares of common stock for $136.6 million.

     Capital expenditures during the six months ended September 30, 2002, were $13.1 million. These expenditures were primarily for machinery and equipment used in our manufacturing facilities. We expect such expenditures to continue at current year levels.

     Mylan has historically paid a quarterly cash dividend of $.04 per common share, which, for the six months ended September 30, 2002, totaled $10.1 million. However, our Board approved an increase in the quarterly cash dividend to $.05 per share, beginning with the dividend payable to shareholders of record on December 31, 2002, resulting in an expected increase in annual dividends of approximately $5.0 million.

     We maintain commercial insurance to protect against and manage the risks involved in conducting our business. The cost to obtain insurance coverage for such risks has significantly increased due to the environment within the commercial insurance industry. The recent renewals of our policies resulted in increased deductibles and decreased levels of coverage. We have evaluated and will continue to evaluate the types and levels of insurance coverage purchased. To the extent that a loss occurs, it could have a material adverse effect on our financial position and results of operations depending on the nature of the loss and the level of insurance coverage maintained.

     We are involved in various legal proceedings that are considered normal to our business (see Note 12 to Condensed Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and cash flow.

     We are actively pursuing, and are currently involved in, joint development projects in an effort to broaden our scope of capabilities to market both generic and brand products. Many of these arrangements provide for payments by us upon the attainment of specified milestones. While these arrangements help to reduce our financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in cash flow from operating activities.

     To provide additional operating leverage, if necessary, we maintain a revolving line of credit of up to $50.0 million with a commercial bank. As of September 30, 2002, no funds have been advanced under this line of credit, which expires in March 2003. Additionally, we are continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of our future growth. Consequently, we may utilize current cash reserves or incur additional indebtedness to finance these acquisitions, which could impact future liquidity.

Recent Accounting Pronouncements
--------------------------------

     Effective April 1, 2002, Mylan adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Goodwill and other indefinite lived intangible assets are no longer amortized. Intangible assets determined to have indefinite lives were tested for potential impairment and no impairments were indicated. The transitional assessment of goodwill for impairment as of April 1, 2002, was completed during the quarter ended September 30, 2002, with no indication of impairment. An independent valuation specialist assisted in the determination of the fair values used to test for impairment. Assuming the adoption of SFAS 142 had occurred on April 1, 2001, and goodwill and other indefinite lived assets were no longer amortized, net earnings for the three and six months ended September 30, 2001, would have increased by $1.8 million and $3.6 million and earnings per basic and diluted share would have increased by $.02 per share and $.03 per share, respectively.

     SFAS 143, Accounting for Asset Retirement Obligations, establishes standards of accounting for obligations associated with the retirement of tangible long-lived assets. The statement is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact, if any, this statement will have on our financial position and results of operations.

     Effective April 1, 2002, Mylan adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The impact of adoption had no material effect on our financial position or results of operations.

     SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We believe the adoption of this statement will not have a material effect on our financial position or results of operations.

Critical Accounting Policies
----------------------------

     The following discussion of critical accounting policies was condensed for presentation in this Report on Form 10-Q and should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Our critical accounting policies are the determination of revenue provisions, useful lives and impairment of intangibles and the impact of existing legal matters. These critical accounting policies affect each of the operating segments. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. We are currently not aware of any reasonably likely event or circumstance that would result in different amounts being reported and that would have a material impact on our consolidated financial statements.

Revenue Provisions

     Revenue is recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional adjustments are reasonably determinable. These provisions are recognized as reductions to gross revenues, with the corresponding allowances recognized as reductions to accounts receivable or as components of other current liabilities. Accounts receivable are presented net of such allowances and totaled $259.5 million and $214.6 million at September 30, 2002, and March 31, 2002. Other accrued liabilities include $26.8 million and $21.6 million at September 30, 2002, and March 31, 2002, for certain rebates and other adjustments that are paid to indirect customers. The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. We are a party to arrangements with other parties establishing prices for products for which they independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. A chargeback represents the difference between our invoice price to the wholesaler and the indirect customer's contract price. The provision for estimated chargebacks is calculated primarily using historical chargeback experience and estimated wholesaler inventory levels. We continually monitor our assumptions, giving consideration to wholesaler buying patterns and current pricing trends, and make necessary adjustments when we believe that the actual chargeback credits may differ from those estimated.

Useful Lives and Impairment of Intangibles

     As of September 30, 2002, and March 31, 2002, recorded goodwill, net of accumulated amortization, was $103.2 million. In addition to an annual impairment review, goodwill is reviewed for impairment when events or other changes in circumstances may indicate that the carrying amount of the goodwill may not be recoverable.

     SFAS 142 states that a potential impairment will be identified when the fair value, determined at least annually, of a reporting unit is less than the carrying value of its net assets. The determination of fair value in accordance with SFAS 142 generally requires the evaluation of the reporting unit's projected sales volumes, pricing structure and anticipated cost environment, which includes the reporting unit's product pipeline. During the quarter ended September 30, 2002, we performed this assessment, assisted by an independent valuation specialist, and determined there was no indication of goodwill impairment. If the key assumptions and projections utilized in the fair value determinations, primarily our ability to receive new product approvals from the US Food and Drug Administration (FDA), do not properly reflect future activity, future valuations could be adversely impacted. The result could cause an impairment, which could materially affect our financial position and results of operations.

     As of September 30, 2002, and March 31, 2002, recorded intangible assets, excluding goodwill, net of accumulated amortization, were $159.8 million and $169.3 million. These intangible assets consist of both purchased and acquired product rights, as well as internally developed patents and technologies. Intangible assets are reviewed for impairment when certain events or other changes in circumstances may indicate that the carrying amount of the asset or asset group may not be recoverable. Impairment is determined when the undiscounted future cash flows, based on estimated sales volume, anticipated pricing and estimated product costs, are less than the carrying value of the intangible asset. If these estimates do not properly reflect future activity, our financial position and results of operations could be negatively impacted.

Legal Matters

     The Company is involved in various legal proceedings, some of which involve claims for substantial amounts. An accrual for a loss contingency relating to any of these legal proceedings is made if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. After review, it was determined, at September 30, 2002, and March 31, 2002, that for each of the various legal proceedings in which we are involved, the conditions mentioned above were not met. However, if any of these legal proceedings would result in an adverse outcome for the Company, the impact could have a material adverse effect on our financial position and results of operations.


Risk Factors
------------

     The following risk factors could have a material adverse effect on our business, financial position or results of operations. These risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common stock to fluctuate or decline. Please refer to our other periodic reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

OUR FUTURE REVENUE GROWTH AND PROFITABILITY ARE DEPENDENT UPON OUR ABILITY TO DEVELOP AND LICENSE OR OTHERWISE ACQUIRE AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS IN RELATION TO OUR COMPETITOR' PRODUCT INTRODUCTIONS, AND OUR FAILURE TO DO SO SUCCESSFULLY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully develop and license or otherwise acquire and commercialize new generic and patent or statutorily protected (usually brand) pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and the market is not yet proven. The development process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. We may not be successful in commercializing any of the products that we are developing on a timely basis, if at all, which could adversely affect our product introduction plans, financial position and results of operations and could cause the market value of our common stock to decline.

     FDA approval is required before any drug product, including generic drug products, can be marketed. The process of obtaining FDA approval to manufacture and market new and generic pharmaceutical products is rigorous, time-consuming, costly and largely unpredictable. We may be unable to obtain requisite FDA approvals on a timely basis for new generic or brand products that we may develop, license or otherwise acquire. The timing and cost of obtaining FDA approvals could adversely affect our product introduction plans, financial position and results of operations and could cause the market value of our common stock to decline.

     The Abbreviated New Drug Application (ANDA) process, through which we obtain FDA approval for our generic drugs, often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent claim for a corresponding brand product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. Additionally, the Waxman-Hatch Act provides for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product. A reference drug product refers to a drug product, usually brand, included in the FDA Publication entitled "Approved Drug Products with Therapeutic Equivalence Evaluations" and known in the industry as the "Orange Book." If the patent challenge of the first such ANDA applicant is successful, it generally results in higher market share, net revenues and gross margin for that applicant. Even if we obtain FDA approval for our generic drug products, if we are not the first ANDA applicant to challenge a listed patent for such a product, we may lose significant advantages to a competitor who filed its ANDA containing such a challenge. Such a situation could have a material adverse effect on our ability to market that product profitably, our financial position and results of operations and the market value of our common stock could decline.

OUR APPROVED PRODUCTS MAY NOT ACHIEVE EXPECTED LEVELS OF MARKET ACCEPTANCE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Even if we are able to obtain regulatory approvals for our new pharmaceutical products, generic or brand, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be impacted by several factors, including:

        o  the availability of alternative products from our competitors;
        o  the price of our products relative to that of our competitors;
        o  the timing of our market entry;
        o the ability of our customers to market our products effectively to the retail level; and
        o  the acceptance of our products by government and private formularies.

     These factors are not within our control. Our new products may not achieve expected levels of market acceptance, which could have a material adverse effect on our profitability, financial position and results of operations and the market value of our common stock could decline.

A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR NET REVENUES OR NET EARNINGS FROM TIME TO TIME. IF THE VOLUME OR PRICING OF ANY OF THE PRODUCTS DECLINES, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Sales of a limited number of our products often represent a significant portion of our net revenues and net earnings. If the sales or pricing of our largest selling products decline in the future, our business, financial position and results of operations could be materially adversely affected and the market value of our common stock could decline.

WE FACE VIGOROUS COMPETITION FROM OTHER PHARMACEUTICAL MANUFACTURERS THAT THREATENS THE COMMERCIAL ACCEPTANCE AND PRICING OF OUR PRODUCTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Our competitors vary depending upon therapeutic and product categories. Our primary competitors include major manufacturers of brand name and generic pharmaceuticals. Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

        o  proprietary processes or delivery systems;
        o  larger research and development and marketing staffs;
        o  larger production capabilities in a particular therapeutic area;
        o  more experience in preclinical testing and human clinical trials;
        o  more products; or
        o more experience in developing new drugs and financial resources, particularly with regards to brand manufacturers.

     Each of these factors and others could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

BECAUSE THE PHARMACEUTICAL INDUSTRY IS HEAVILY REGULATED, WE FACE SIGNIFICANT COSTS AND UNCERTAINTIES ASSOCIATED WITH OUR EFFORTS TO COMPLY WITH APPLICABLE REGULATIONS, AND SHOULD WE FAIL TO COMPLY WE COULD EXPERIENCE MATERIAL ADVERSE EFFECTS ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     The pharmaceutical industry is subject to regulation by various federal and state governmental authorities. For instance, we must comply with FDA requirements with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of FDA's review of New Drug Applications (NDAs), which are filed for products with active ingredients or combinations of such ingredients not previously approved by the FDA, or ANDAs, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal regulatory compliance programs and policies and have had a favorable compliance history, if these programs were not to meet regulatory agency standards in the future or if our compliance were deemed deficient in any significant way, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

     In addition to the new drug approval process, the FDA also regulates the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA. All products manufactured in those facilities must be made in a manner consistent with "current good manufacturing practices." Failure to do so could result in an enforcement action brought by the FDA, which periodically inspects our manufacturing facilities for compliance. FDA approval to manufacture a drug is site-specific. If the FDA would cause one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

     We also are subject to various other federal, state and local environmental protection laws and regulations, including those governing the discharge of materials into the environment. Although we have not incurred significant costs associated with complying with such environmental provisions in the past, if changes to such environmental provisions are made in the future that require significant changes in our operations or if we engage in the development and manufacturing of new products requiring new or different environmental controls, we may be required to expend significant funds. Such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON RESEARCH AND DEVELOPMENT EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS.FAILURE TO SUCCESSFULLY INTRODUCE PRODUCTS INTO THE MARKET COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Research and development efforts are conducted primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after submission, the FDA may request additional studies be conducted, and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. To the extent that we expend significant resources on research and development efforts and are not able ultimately to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected and the market value of our common stock could decline.

A SIGNIFICANT PORTION OF OUR NET REVENUES ARE DERIVED FROM SALES TO A LIMITED NUMBER OF CUSTOMERS. ANY SIGNIFICANT REDUCTION OF BUSINESS WITH ANY OF THESE CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     A significant portion of our net revenues are derived from sales to a limited number of customers. If we were to lose the business of, or experience a significant reduction in business with, any of these or our other major customers, or if any of them were to experience difficulty in paying us on a timely basis, our business, financial position and results of operations could be materially adversely affected and the market value of our common stock could decline.

THE USE OF LEGAL, REGULATORY AND LEGISLATIVE STRATEGIES BY COMPETITORS, BOTH BRAND AND GENERIC, MAY INCREASE OUR COSTS ASSOCIATED WITH THE INTRODUCTION OR MARKETING OF OUR GENERIC PRODUCTS OR COULD DELAY OR PREVENT SUCH INTRODUCTION. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Our competitors often pursue strategies to prevent or delay competition from generic alternatives to brand products. These strategies include, but are not limited to:

        o seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence;
        o initiating legislative efforts in various states to limit the substitution of generic versions of brand pharmaceuticals;
        o filing suits for patent infringement that automatically delays FDA approval of many generic products;
        o introducing "second generation" products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which we seek FDA approval;
        o obtaining extensions of market exclusivity by conducting trials of brand drugs in pediatric populations;
        o persuading the FDA to withdraw the approval of brand name drugs, for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn;
        o seeking to obtain new patents on drugs for which patent protection is about to expire; and
        o filing a citizen petition with the FDA, which often results in delays of our approvals.

     Some companies have lobbied Congress for amendments to the Waxman-Hatch legislation that would give them additional advantages over generic competitors. For example, although the term of a company's drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently permitted. If proposals like these become effective, our entry into the market and our ability to generate revenues associated with these products may be delayed, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

THE USE OF LEGAL, REGULATORY AND LEGISLATIVE STRATEGIES BY COMPETITORS, BOTH BRAND AND GENERIC, MAY INCREASE OUR COSTS ASSOCIATED WITH THE INTRODUCTION OR MARKETING OF OUR GENERIC PRODUCTS OR COULD DELAY OR PREVENT SUCH INTRODUCTION. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     The active ingredient(s), i.e., the chemical compound(s) which produces the desired therapeutic effect, and other materials and supplies that we use in our pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. In some cases, however, we have listed only one supplier in our applications with the FDA. Although we maintain safety stocks in inventory, and in some cases have received FDA approval to use alternative suppliers should the need arise, a prolonged interruption in the supply of a single-sourced active ingredient could cause our financial position and results of operations to be materially adversely affected and the market value of our common stock could decline. In addition, if any of our suppliers interrupt the supply of products that we use or experience quality deficiencies in products that they supply to us for a prolonged period, it could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

WE USE SEVERAL MANUFACTURING FACILITIES TO MANUFACTURE OUR PRODUCTS. HOWEVER, A SIGNIFICANT NUMBER OF OUR GENERIC PRODUCTS ARE PRODUCED AT ONE LOCATION. PRODUCTION AT THE FACILITY COULD BE INTERRUPTED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Although we have other facilities, a significant amount of our generic products are produced at our largest manufacturing facility. A significant disruption at that facility, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE MAY EXPERIENCE DECLINES IN THE SALES AND PRICES OF OUR PRODUCTS AS THE RESULT OF THE CONTINUING TREND TOWARD CONSOLIDATION OF CERTAIN CUSTOMER GROUPS SUCH AS THE WHOLESALE DRUG DISTRIBUTION AND RETAIL PHARMACY INDUSTRIES AND THE EMERGENCE OF LARGE BUYING GROUPS. ANY SUCH DECLINES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. The emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. The result of these developments may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL AND OTHER PROPRIETARY PROPERTY IN AN EFFECTIVE MANNER, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     We own or license a number of patents in the US and in foreign countries covering certain products. We consider the overall protection of our patents, trademarks and license rights to be of material value and will act appropriately to prevent these rights from being infringed. Our patents on our brand products may not prevent other companies from developing functionally equivalent products or from challenging the validity or enforceability of our patents. If our patents are found to be non-infringed, invalid or not enforceable we could experience an adverse affect on our ability to commercially promote patented products. We could be required to enforce our patent or other intellectual property rights through litigation, which can be protracted and involve significant expense and an inherently uncertain outcome. Any negative outcome could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

OUR COMPETITORS MAY ALLEGE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, FORCING US TO EXPEND SUBSTANTIAL RESOURCES IN RESULTING LITIGATION, THE OUTCOME OF WHICH IS UNCERTAIN. ANY UNFAVORABLE OUTCOME OF SUCH LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Companies that produce brand pharmaceutical products routinely bring litigation against ANDA applicants who seek FDA approval to manufacture and market generic forms of their branded products. These companies allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an ANDA applicant. Litigation often involves significant expense, or can delay or prevent introduction of our generic products. There may also be situations where the Company uses its business judgement and decides to market and sell products, notwithstanding the fact that allegations of patent infringement(s) by our competitors have not been finally resolved by the courts. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE MAY EXPERIENCE REDUCTIONS IN THE LEVELS OF REIMBURSEMENT FOR PHARMACEUTICAL PRODUCTS BY GOVERNMENTAL AUTHORITIES, HMOS OR OTHER THIRD-PARTY PAYERS. ANY SUCH REDUCTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Various governmental authorities and private health insurers and other organizations, such as HMOs, provide reimbursement to consumers for the cost of certain pharmaceutical products. Demand for our products depends in part on the extent to which such reimbursement is available. Third-party payers increasingly challenge the pricing of pharmaceutical products. This trend and other trends toward the growth of HMOs, managed healthcare and legislative healthcare reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future, perhaps to the point that market demand for our products declines. Such a decline could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE ARE INVOLVED IN VARIOUS LEGAL PROCEEDINGS AND MAY EXPERIENCE UNFAVORABLE OUTCOMES OF SUCH PROCEEDINGS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     We are involved in various legal proceedings including, but not limited to, product liability, breach of contract and claims involving Medicaid and Medicare reimbursements, some of which are described in our periodic reports and involve claims for substantial amounts of money or for other relief. If any of these legal proceedings were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

OUR ACQUISITION STRATEGIES INVOLVE A NUMBER OF INHERENT RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE A DECLINE IN THE MARKET VALUE OF OUR COMMON STOCK.

     We continually seek to expand our product line through complementary or strategic acquisitions of other companies, products and assets, through joint ventures, licensing agreements or other arrangements. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as assessing accurately the values, strengths, weaknesses, contingent and other liabilities, regulatory compliance and potential profitability of acquisition or other transaction candidates. Other inherent risks include the potential loss of key personnel of an acquired business, our inability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions and other transactions could also be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and the deterioration in domestic and foreign economic conditions.

     We may be unable to realize synergies or other benefits expected to result from acquisitions, joint ventures and other transactions or investments we may undertake, or be unable to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits. Realization of the anticipated benefits of acquisitions or other transactions could take longer than expected, and implementation difficulties, market factors and the deterioration in domestic and global economic conditions could alter the anticipated benefits of any such transactions. These factors could cause a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON OUR CONTINUED ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL. ANY FAILURE TO ATTRACT AND RETAIN KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Because our success is largely dependent on the scientific nature of our business, it is imperative that we attract and retain qualified personnel in order to develop new products and compete effectively. If we fail to attract and retain key scientific, technical or management personnel, our business could be affected adversely. While we have employment agreements with certain key employees, we may not succeed in retaining all of these persons, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE MAY MAINTAIN INVESTMENTS IN MARKETABLE DEBT AND/OR EQUITY SECURITIES, OTHER INVESTMENTS, BOTH PUBLICLY AND PRIVATELY HELD, AND MAY MAINTAIN DEPOSIT BALANCES AT BANKS IN EXCESS OF FEDERALLY INSURED AMOUNTS. WE MAY EXPERIENCE DECLINES IN THE MARKET VALUE OF THESE SECURITIES, AND/OR LOSSES OF PRINCIPAL INVESTED OR AN UNINSURED LOSS OF DEPOSITED FUNDS. SIGNIFICANT DECLINES OR LOSSES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     To the extent that we maintain investments in marketable debt securities, marketable equity securities, and/or investments in other securities, both publicly and privately held, we are subject to many risks. Such risks include market risk associated with declines in the market values of such securities, interest rate risk and the risk of default. As a result of such risks, we could experience a substantial loss, or may even lose all, of the basis or principal we have invested in such securities. Any such declines or losses could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP. ANY CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     The consolidated and condensed consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of SFAS 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations and could cause the market value of our common stock to decline.

Forward-Looking Statements
--------------------------

     This Report on Form 10-Q may contain "forward-looking statements." Such forward-looking statements may include, without limitation, statements about our market opportunities, strategies, competition and expected activities and expenditures. These statements can be identified by the use of words such as "may," "will," "could," "should," "would," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations expressed or implied by these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, those factors described in this Report on Form 10-Q, as well as in other documents that we filed with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are subject to market risk primarily from changes in the market values of investments in marketable debt and equity securities, including marketable securities owned indirectly through certain pooled asset funds that are classified as other assets on our balance sheet. Additional investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature. The majority of our investments are managed by professional portfolio managers. The following table summarizes the investments which subject the Company to market risk:


                                  September 30,         March 31,
        (in thousands)                2002                2002
                                      ----                ----
        Debt securities            $ 440,368           $ 435,499
        Equity securities             27,172              20,767
        Pooled asset funds            11,224              26,144
                                   ---------           ---------
                                   $ 478,764           $ 482,410
                                   =========           =========

Pooled Asset Funds

     Pooled asset funds consist of investments in limited liability partnerships. The assets of these funds are typically actively traded and are exposed to market fluctuations. During the quarter ended September 30, 2002, we received a distribution of $11.6 million from a certain fund in the form of common shares of a publicly traded company. These shares are classified as marketable equity securities.

     Unlike investments in marketable debt and equity securities, the changes in the market values of these investments are recognized as other income or loss in the Consolidated Statements of Earnings. A 20% change in the market value of the pooled asset funds would result in a $2.2 million change in other assets and a corresponding change to other income or expense.


ITEM 4. CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that information required to be disclosed in this Report on Form 10-Q is recorded, processed, summarized and reported within the time period specified. Our management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act) within ninety days prior to the filing of this Report and has concluded that such disclosure controls and procedures are effective.

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by management, including our Chief Executive Officer and Chief Financial Officer.


PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS

Product Litigation

     While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, we believe that we have meritorious defenses with respect to the claims asserted against the Company, and we intend to vigorously defend our position. AN ADVERSE OUTCOME IN ANY OF THESE PROCEEDINGS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Paclitaxel

     In June 2001, NAPRO Biotherapeutics Inc. (NAPRO) and Abbott Laboratories Inc. (Abbott) filed suit against the Company in the United States (US) District Court for the Western District of Pennsylvania. Plaintiffs allege that the Company's manufacture, use, and sale of its paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys' fees, costs of litigation, and such equitable and other relief as the court deems just and proper. The Company began selling its paclitaxel product in July 2001.

Verapamil ER

     In July 2001, Biovail Laboratories Inc. (Biovail) filed a demand for arbitration against the Company with the American Arbitration Association. In response to such demand, the Company filed its answer and counterclaims. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company terminated the agreement in March 2001. Biovail's allegations include breach of contract, breach of implied covenant of good faith and fair dealing and unfair competition. Biovail is seeking damages plus interest, to be determined at trial, but in an amount of not less than $10.0 million, plus unspecified punitive damages, attorneys' fees and costs of litigation and such other relief as the panel may deem just and proper. The Company's allegations as set forth in its counterclaims include breach of obligations of good faith and fair dealing, fraud and unjust enrichment.

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

 Nifedipine

     In February 2001, Biovail filed suit against the Company and Pfizer Inc. (Pfizer) in the US District Court for the Eastern District of Virginia alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to the US District Court for the Northern District of West Virginia, which was granted. The Company's motion to dismiss Biovail's complaint was denied.

     The Company has been named as a defendant in five other putative class action suits alleging antitrust claims based on the settlement entered into by the Company with Pfizer regarding nifedipine. Two of the class actions have been dismissed in their entirety and the remaining actions have been dismissed in part. The plaintiffs in the remaining actions, as well as Biovail, are seeking unspecified compensatory and treble damages, attorneys' fees, costs of litigation, restitution, disgorgement and declaratory and injunctive relief.

Buspirone

     The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's (BMS) BuSpar(R). The Company filed the appropriate certifications relating to the patents for this product that were then listed in the US Food and Drug Administration (FDA) publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the "Orange Book." In November 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. In November 2000, the Company filed suit against the FDA and BMS in the US District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting of a bond in the amount of $25.0 million, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the US Court of Appeals for the Federal Circuit (Federal Circuit), the FDA granted approval of the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company began marketing and selling the 15mg tablet in March 2001. The Company has also been selling the 30mg tablet since August 2001 and the 5mg and 10mg tablets since March 2002. BMS appealed the preliminary injunction order to both the Federal Circuit and the US Court of Appeals for the District of Columbia Circuit. The District of Columbia Court of Appeals denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit.

     In October 2001, the Federal Circuit overturned the lower court ruling and held that the Company did not have a cognizable claim against BMS under the Declaratory Judgment Act to challenge the listing of BMS' patent, which the Federal Circuit viewed as an improper effort to enforce the Federal Food, Drug and Cosmetic Act. The Federal Circuit did not address the lower court's determination that the BMS patent does not claim buspirone or a method of administration of the drug. The Company filed a petition with the Federal Circuit asking that the court reconsider its holding. The petition was denied in January 2002. A petition for review by the US Supreme Court was denied in October 2002.

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

     The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the US District Court for the Northern District of West Virginia. The suit seeks a declaratory judgment of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the US District Court for the District of Vermont and also in the US District Court for the Southern District of New York. In each of these cases, BMS asserts that the Company infringes BMS' patent and seeks to rescind approval of the Company's ANDA. BMS seeks to recover damages equal to lost profits plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys' fees, costs of litigation, and such other relief as the court deems just and proper.

     The Company subsequently filed motions to dismiss the Vermont case and dismiss and transfer the New York case to the US District Court for the Northern District of West Virginia. The Judicial Panel on Multi-District Litigation ordered these cases, along with another patent case and numerous antitrust suits filed against BMS, be consolidated for pre-trial purposes in the US District Court for the Southern District of New York. The New York Court has granted the Company's motion for summary judgment that the BMS patent is not infringed or, alternatively, is invalid. BMS has appealed this decision to the Court of Appeals for the Federal Circuit. The New York Court also denied the BMS motion to dismiss the Company's antitrust counterclaims.

Lorazepam and Clorazepate

     In January 1999, four companies who claim to have purchased lorazepam and/or clorazepate from the Company filed suit alleging that the Company engaged in restraint of trade, monopolization, attempted monopolization and conspiracy to monopolize arising out of certain agreements involving the supply of raw materials used to manufacture those two products. In July 2001, the US Court for the District of Columbia certified a litigation class consisting of direct purchasers. The plaintiffs seek to recover treble damages equal to three times the overcharge they claim to have paid, plus injunctive relief, attorneys' fees, costs of litigation and such other relief as the court deems proper.

     In December 2001, four third-party reimbursers filed separate actions against the Company. These actions are pending in the US District Court for the District of Columbia. The Company is also defending a civil action in the State of California that was brought under state law on behalf of independent retail pharmacies who purchased lorazepam and/or clorazepate. The California action has not been certified as a class action. The plaintiffs in each of these actions seek unspecified monetary damages, equitable relief, attorneys' fees and costs of litigation.

Average Wholesale Price Litigation

     The Company, along with a number of other pharmaceutical manufacturers, has been named as a defendant in four lawsuits filed in the state courts of California in which the plaintiffs allege the defendants unlawfully, unfairly and fraudulently manipulated the reported average wholesale price of various products, allegedly to increase third party reimbursements to others for their products. None of these four cases has been certified as a class action, although all four cases seek class action and representative status. Plaintiffs seek equitable relief in the form of disgorgement and restitution, attorneys' fees and costs of litigation. While it is not possible to determine with any degree of certainty the ultimate outcome of these suits, we believe that we have meritorious defenses with respect to the claims asserted against the Company, and we intend to vigorously defend our position. AN ADVERSE OUTCOME IN ANY OF THESE SUITS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Other Litigation

     The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, we believe that the ultimate outcome of such other proceedings will not have a material adverse effect on our results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following provides a summary of votes cast for the proposals on which our shareholders voted at our Annual Meeting of Shareholders held on July 26, 2002.

     Proposal No. 1 - Election of Eleven Directors.

                  Nominee                             For          Withheld
                  -------                             ---          --------

                  Milan Puskar                    106,711,820      3,730,913
                  Robert J. Coury                 106,852,059      3,590,674
                  Wendy Cameron                   107,097,191      3,345,542
                  Leslie B. Daniels(1)            106,592,768      3,849,965
                  Laurence S. DeLynn              106,393,165      4,049,568
                  John C. Gaisford, M.D.          106,462,193      3,980,540
                  Douglas J. Leech                106,247,714      4,195,019
                  Patricia A. Sunseri             106,833,630      3,609,103
                  C.B. Todd                       106,834,762      3,607,971
                  Randall L. Vanderveen, Ph.D.    107,119,522      3,323,211
                  Stuart A. Williams, Esq.        106,444,594      3,998,139

                   (1) Resigned effective September 1, 2002.

     Proposal No. 2 - Approval of proposed amendment and restatement of the
                      Mylan Laboratories Inc. 1997 Incentive Stock Option Plan.

                          For           Against          Abstain
                          ---           -------          -------
                      102,097,178      7,783,463         562,079

     Proposal No. 3 - Approval of the appointment of Deloitte & Touche LLP as independent auditors.

                          For           Against
                          ---           -------
                      104,483,610      5,485,278



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits

          3.1 Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 4.2 to the Form S-8 on December 23, 1997, (registration number 333-43081) and incorporated herein by reference.

          3.2 By-laws of the registrant, as amended to date, filed herewith.

         10.1 Mylan Laboratories Inc. 1997 Incentive Stock Option Plan, as amended to date, filed herewith.

      b. Reports on Form 8-K

         On July 22, 2002, we filed a Report on Form 8-K announcing changes in senior management.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended September 30, 2002, to be signed on its behalf by the undersigned thereunto duly authorized as of November 14, 2002.


                                          Mylan Laboratories Inc.
                                               (Registrant)


                                          /s/ Robert J. Coury
                                          ------------------------------
                                          Robert J. Coury
                                          Vice-Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal executive officer)


                                          /s/ Edward J. Borkowski
                                          -------------------------------
                                          Edward J. Borkowski
                                          Chief Financial Officer
                                          (Principal financial officer)


                                          /s/ Gary E. Sphar
                                          -------------------------------
                                          Gary E. Sphar
                                          Vice President, Corporate Controller
                                          (Principal accounting officer)

                    Sarbanes-Oxley Section 302 Certification

I, Robert J. Coury, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Mylan Laboratories
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period[s] presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                                /s/ Robert J. Coury
                                                 ------------------------
                                                 Robert J. Coury
                                                 Chief Executive Officer,
                                                 Mylan Laboratories Inc.

                    Sarbanes-Oxley Section 302 Certification

I, Edward J. Borkowski, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Mylan Laboratories
     Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period[s] presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
                                                 /s/ Edward J. Borkowski
                                                 ------------------------
                                                 Edward J. Borkowski
                                                 Chief Financial Officer,
                                                 Mylan Laboratories Inc.

                    Sarbanes-Oxley Section 906 Certification

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge, this Report on Form 10-Q for the quarter ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Mylan Laboratories Inc.

Date:  November 14, 2002





                                                  /s/ Robert J. Coury
                                                  -----------------------
                                                  Robert J. Coury
                                                  Chief Executive Officer


                                                  /s/ Edward J. Borkowski
                                                  -----------------------
                                                  Edward J. Borkowski
                                                  Chief Financial Officer