Form 10-Q
period 2002-12-31
MYLAN LABORATORIES INC
filed 2003-02-13
CIK 69499

FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES   X    NO
                        -----     -----
Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  YES   X       NO
                                                     -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Outstanding at
Class of Common Stock                        February 5, 2003
----------------------                       ----------------
   $ 0.50 par value                             183,792,386

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES

                                    FORM 10-Q
                         For the Quarterly Period Ended
                                December 31, 2002

                                      INDEX
                                     -------
PART I. FINANCIAL INFORMATION

     Item 1: Financial Statements

             Condensed Consolidated  Statements of Earnings
             - Three and Nine Months Ended December 31, 2002 and 2001     2

             Condensed Consolidated Balance Sheets
             - December 31, 2002, and March 31, 2002                      3

             Condensed Consolidated Statements of Cash Flows
             - Nine Months Ended December 31, 2002 and 2001               4

             Notes to Condensed Consolidated Financial Statements         5

      Item 2: Management's Discussion and Analysis of Results of
             Operations and Financial Condition                          17

      Item 3: Quantitative and Qualitative Disclosures About
             Market Risk                                                 38

      Item 4: Controls and Procedures                                    39


PART II. OTHER INFORMATION

      Item 1: Legal Proceedings                                          39

      Item 6: Exhibits and Reports on Form 8-K                           43


SIGNATURES                                                               44

CERTIFICATIONS

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Earnings
               (unaudited; in thousands, except per share amounts)


                                                   Three Months                           Nine Months
Period Ended December 31,                      2002            2001                   2002           2001
                                             ------------------------               ------------------------
Net Renues                                   $320,494        $297,191               $915,506      $821,452
Cost of sales                                 150,918         119,819                431,596       358,444
                                             ---------       ---------              ---------     ---------
Gross profit                                  169,576         177,372                483,910       463,008
                                             ---------       ---------              ---------     ---------
Operating expenses:
     Research & development                    22,941          13,441                 59,953        46,687
     Selling & marketing                       15,173          15,279                 48,598        44,675
     General & administrative                  28,769          28,705                 73,020        88,122
                                             ---------       ---------              ---------     ---------
         Total operating expenses              66,883          57,425                181,571       179,484
                                             ---------       ---------              ---------     ---------
Earnings from operations                      102,693         119,947                302,339       283,524
Other income, net                               3,734           3,165                  7,335        19,410
                                             ---------       ---------              ---------     ---------
Earnings before income taxes                  106,427         123,112                309,674       302,934
Provision for income taxes                     37,995          44,936                111,164       109,974
                                             ---------       ---------              ---------     ---------
Net earnings                                 $ 68,432        $ 78,176               $198,510      $192,960
                                             =========       =========              =========     =========
Earnings per common share:
     Basic                                     $ 0.37          $ 0.41                 $ 1.06        $ 1.03
                                             =========       =========              =========     =========
     Diluted                                   $ 0.37          $ 0.41                 $ 1.05        $ 1.01
                                             =========       =========              =========     =========
Weighted average common shares:
     Basic                                    184,348         188,388                187,107       187,998
                                             =========       =========              =========     =========
     Diluted                                  186,594         191,836                189,064       190,801
                                             =========       =========              =========     =========
Cash dividend declared
     per common share                          $ 0.03          $ 0.03                 $ 0.09        $ 0.08
                                             =========       =========              =========     =========



        See Notes to Condensed Consolidated Financial Statements

                MYLAN LABORATORIES INC. AND SUBSIDIARIES
                  Condensed Consolidated Balance Sheets
                            (unaudited; in thousands)


                                               December 31,       March 31,
                                                   2002             2002
                                               ------------    ------------
Assets
Current assets:
Cash and cash equivalents                      $   253,462        $160,790
Marketable securities                              454,500         456,266
Accounts receivable, net                           183,821         150,054
Inventories                                        214,574         195,074
Deferred income tax benefit                        106,199          92,642
Other current assets                                12,718          11,819
                                               ------------    ------------
Total current assets                             1,225,274       1,066,645

Property, plant and equipment, net                 173,385         166,531
Intangible assets, net                             155,050         169,315
Goodwill, net                                      103,196         103,196
Investment in and advances to Somerset              18,248          22,720
Other assets                                        79,275          92,866
                                               ------------    ------------
Total assets                                   $ 1,754,428     $ 1,621,273
                                               ============    ============

Liabilities and shareholders' equity
Liabilities:
Current liabilities:
Trade accounts payable                         $    54,918     $    36,534
Income taxes payable                                98,507          63,826
Other current liabilities                          109,310          77,321
                                               ------------    ------------
      Total current liabilities                    262,735         177,681

Long-term obligations                               20,858          23,883
Deferred income tax liability                       18,331          17,470
                                               ------------    ------------

Total liabilities                                  301,924         219,034
                                               ------------    ------------

Shareholders' equity
Common stock                                        99,826          99,150
Additional paid-in capital                         340,584         316,669
Retained earnings                                1,262,951       1,080,736
Accumulated other comprehensive earnings             6,952           7,920
                                               ------------    ------------
                                                 1,710,313       1,504,475
Less: treasury stock at cost                       257,809         102,236
                                               ------------    ------------
Total shareholders' equity                       1,452,504       1,402,239
                                               ------------    ------------
Total liabilities and shareholders' equity     $ 1,754,428     $ 1,621,273
                                               ============    ============





        See Notes to Condensed Consolidated Financial Statements

                MYLAN LABORATORIES INC. AND SUBSIDIARIES
             Condensed Consolidated Statements of Cash Flows
                            (unaudited; in thousands)



Nine Months Ended December 31,                                     2002               2001
                                                                   ----               ----

Cash flows from operating activities:

  Net earnings                                                   $198,510            $192,960
   Adjustments to reconcile net earnings to net cash
    provided from operating activities:
      Depreciation and amortization                                30,130              35,599
      Realized gain on sale of marketable securities               (5,246)               (324)
      Deferred income tax benefit                                 (14,439)            (20,930)
      Equity in loss of and cash received from Somerset             3,770               2,978
      Loss(earnings)from limited liability partnerships             2,955             (14,723)
      Adjustments to estimated sales allowances                    55,608              70,180
      Other noncash items                                           1,904               6,190
   Changes in operating assets and liabilities:
      Accounts receivable                                         (82,210)              5,795
      Inventories                                                 (21,264)            (34,102)
      Trade accounts payable                                       18,384             (10,620)
      Income taxes                                                 45,118              55,153
      Other operating assets and liabilities, net                  20,784              17,049
                                                               -----------         -----------
Net cash provided from operating activities                       254,004             305,205
                                                               -----------         -----------
Cash flows from investing activities:
   Capital expenditures                                           (22,154)            (13,980)
   Proceeds from the sale of fixed assets                              22               4,137
   Purchase of marketable securities                             (604,284)           (621,922)
   Sale and maturity of marketable securities                     621,482             251,563
   Other items, net                                                (1,892)              4,882
                                                               -----------         -----------
Net cash used in investing activities                              (6,826)           (375,320)
                                                               -----------         -----------
Cash flows from financing activities:
   Payments on long-term obligations                                 -                 (3,227)
   Cash dividends paid                                            (15,073)            (15,021)
   Purchase of common stock                                      (155,573)               -
   Proceeds from exercise of stock options                         16,140              12,603
                                                               -----------         -----------
Net cash used in financing activities                            (154,506)             (5,645)
                                                               -----------         -----------
Net increase (decrease) in cash and cash equivalents               92,672             (75,760)
Cash and cash equivalents - beginning of period                   160,790             229,183
                                                               -----------         -----------
Cash and cash equivalents - end of period                        $253,462            $153,423
                                                               ===========         ===========
Additional disclosures:
Cash paid for interest                                           $   -               $    150
                                                               ===========         ===========
Cash paid for income taxes                                       $ 80,486            $ 72,036
                                                               ===========         ===========




        See Notes to Condensed Consolidated Financial Statements

                    MYLAN LABORATORIES INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          (unaudited; in thousands, except share and per share amounts)


1.   General

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of Mylan Laboratories Inc. and Subsidiaries ("Mylan" or "the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (SEC) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes or other financial information included in audited financial statements have been condensed or omitted. The accompanying interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

          These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

          Certain prior year amounts were reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders' equity.

          The interim results of operations for the three and nine months ended December 31, 2002, and the interim cash flows for the nine months ended December 31, 2002, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

          On January 27, 2003, the Company effected a three-for-two split of its common stock. Pursuant to the split, all shareholders of record as of January 17, 2003 received one additional share of common stock for every two shares held on that date. Fractional share amounts resulting from the split were paid to shareholders in cash. All share and per share amounts contained in the interim financial statements, and in these notes, were adjusted for all periods to reflect the stock split.

2. Revenue Recognition and Accounts Receivable

          Revenue is recognized for product sales upon shipment when title and risk of loss transfer to our customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional adjustments are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $258,606 and $210,074 as of December 31, 2002, and March 31, 2002, respectively. Other current liabilities include $33,216 and $26,140 at December 31, 2002, and March 31, 2002, respectively, for certain rebates and other adjustments that are payable to indirect customers.

3.   Recent Accounting Pronouncements

          Effective April 1, 2002, Mylan adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Goodwill and other indefinite lived intangible assets are no longer amortized. Intangible assets determined to have indefinite lives were tested for potential impairment, and no impairments were indicated. The transitional assessment of goodwill for impairment, as of April 1, 2002, was completed during the quarter ended September 30, 2002, with no indication of impairment. An independent valuation specialist assisted in the determination of the fair values used to test for impairment. Assuming the adoption of SFAS 142 had occurred on April 1, 2001, and goodwill and other indefinite lived assets were no longer amortized, net earnings for the three and nine months ended December 31, 2001, would have increased by $1,801 and $5,403 and earnings per basic and diluted share would have increased by $.01 per share and $.03 per share, respectively.

          SFAS 143, Accounting for Asset Retirement Obligations, establishes standards of accounting for obligations associated with the retirement of tangible long-lived assets. The statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact, if any, that the adoption of this statement will have on its financial position and results of operations.

          Effective April 1, 2002, Mylan adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The impact of the adoption of this statement had no material effect on the Company's financial position or results of operations.

          SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

          In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123, which amends SFAS 123, Accounting for Stock-Based Compensation. SFAS 148 provides alternatives for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the existing disclosure requirements for all companies with stock-based compensation plans and establishes disclosure requirements for interim periods. In accordance with SFAS 123, Mylan will continue to account for its stock option plan using the intrinsic-value-based method as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but will adopt the disclosure provisions of SFAS 148 in its Annual Report on Form 10-K for the year ended March 31, 2003. The Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

          The FASB also issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. This interpretation requires disclosure of guarantees and indemnification agreements made by a company and requires the recognition of a liability for the fair value of guarantees or indemnifications initiated after December 31, 2002. The Company is currently assessing the impact that this interpretation will have on its financial statements.

4.   Balance Sheet Components

          Selected balance sheet components consist of the following:

                                        December 31,        March 31,
                                            2002              2002
                                            ----              ----
Inventories:
 Raw materials                             $100,825          $ 74,782
 Work in process                             31,954            31,056
 Finished goods                              81,795            89,236
                                           --------          --------
                                           $214,574          $195,074
                                           ========          ========

Other current liabilities:
 Rebates                                   $ 33,216          $ 26,140
 Payroll and related                         28,579            18,936
 Royalties and product license fees          18,161            12,363
 Cash dividends payable                       6,289             5,067
 Other                                       23,065            14,815
                                           --------          --------
                                           $109,310          $ 77,321
                                           ========          ========


5.   Earnings per Common Share

          Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options outstanding. The effect of dilutive stock options on the weighted average number of common shares outstanding was 2,246,000 and 3,448,000 for the three months ended December 31, 2002 and 2001, respectively, and 1,957,000 and 2,803,000 for the nine months ended December 31, 2002 and 2001, respectively.

          Antidilutive stock options of 254,000 and 90,000 were excluded from the diluted earnings per common share calculation for the three months ended December 31, 2002 and 2001, respectively, and 611,000 and 381,000 were excluded for the nine months ended December 31, 2002 and 2001, respectively.

6.   Goodwill and Intangible Assets

          Goodwill by operating segment as of December 31, 2002, and April 1, 2002 is as follows:

                        Generic                 $  20,100
                        Brand                      83,096
                                                ---------
                        Total                   $ 103,196
                                                =========

          Intangible assets, excluding goodwill, consist of the following components:

                                               Weighted
                                             Average Life           Original        Accumulated           Net Book
                                                (years)               Cost         Amortization             Value
                                               ---------              ----         -------------            -----
December 31, 2002
-----------------
Amortized intangible assets:
Patents and technologies                          19                $117,435           $34,582            $ 82,853
Product rights and licenses                       12                 107,273            45,305              61,968
Other                                             20                  13,875             4,898               8,977
                                                                    --------           -------            --------
                                                                    $238,583           $84,785             153,798
                                                                    ========           =======
Intangible assets no longer subject to amortization:
Trademarks                                                                                                   1,252
                                                                                                          --------
                                                                                                          $155,050
                                                                                                          ========
March 31, 2002
--------------
Amortized intangible assets:
Patents and technologies                                            $119,663           $32,056            $ 87,607
Product rights and licenses                                          107,907            36,950              70,957
Other                                                                 24,380            14,881               9,499
                                                                    --------           -------            --------
                                                                     251,950            83,887             168,063
Trademarks                                                             1,800               548               1,252
                                                                    --------           -------            --------
                                                                    $253,750           $84,435            $169,315
                                                                    ========           =======            ========


          As of June 30, 2002, the Company removed from the balance sheet certain intangible assets with an original cost of $13,368. Such assets were fully amortized at March 31, 2002 and have no ongoing benefit to current operations.

          Amortization expense for the three and nine month periods ended December 31, 2002 and 2001 was $4,714 and $14,145, respectively, and is expected to be $18,578 for the fiscal year. Expected amortization expense for fiscal years 2004 through 2008 is $18,369, $16,904, $13,355, $13,143 and $13,066, respectively.

7.   Comprehensive Earnings

          Comprehensive earnings consist of the following:

                                   Three Months           Nine Months
                                   ------------           -----------
Period Ended December 31,        2002       2001        2002       2001
                                 ----       ----        ----       ----
Net earnings                  $ 68,432    $ 78,176    $198,510   $192,960
Other comprehensive earnings
 (loss) net of tax:
Net unrealized gain
on marketable securities           710       1,540       2,442      3,887
Reclassification for gains
included in net earnings          (244)        (10)     (3,410)      (210)
                              ---------   --------    --------   --------
                                   466       1,530        (968)     3,677
                              ---------   --------    --------   --------
Comprehensive earnings        $ 68,898    $ 79,706    $197,542   $196,637
                              =========   ========    ========   ========


          Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.

8.   Common Stock

          As of December 31, 2002 and March 31, 2002, there were 300,000,000 shares of common stock authorized with 199,652,748 and 198,300,792 shares issued, respectively. Treasury shares held as of December 31, 2002 and March 31, 2002 were 16,234,761 and 8,719,549, respectively.

          In May 2002, the Board of Directors approved a stock purchase program to purchase shares of the Company's outstanding common stock. During the nine months ended December 31, 2002, the Company purchased 7,500,000 shares for approximately $155.5 million. At December 31, 2002, 7,500,000 additional shares are available for purchase under the stock purchase program. Subsequent to December 31, 2002, and through February 5, 2003, 2,544,300 additional shares were purchased.

9.   Stock Option Plan

          In July 2002, Mylan shareholders approved the proposal to amend and restate the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan ("the Plan") to add an additional 7,500,000 shares for which options may be granted and to authorize the grant of options to non-employee directors. Under the Plan, as amended, up to 22,500,000 shares of the Company's common stock may be granted to officers, employees, non-employee directors and non-employee consultants and agents as either incentive stock options or nonqualified stock options. As of December 31, 2002, 8,164,705 shares were available for future grants.

10.  Segment Reporting

          Segment net revenues represent revenues from unrelated third parties. For the Generic and Brand Segments, segment profit (loss) represents segment gross profit less direct research and development, selling and marketing and general and administrative expenses. Corporate/Other includes legal costs, administrative expenses and other income and expense.

          The following table presents the results of operations for each of the Company's operating segments:



                                   Three Months            Nine Months
                                  --------------          --------------
     Period Ended December 31,  2002       2001 (1)      2002       2001 (1)
                                ----       ----          ----       ----
     Consolidated:
      Net revenues            $320,494     $297,191    $915,506    $821,452
      Pretax earnings          106,427      123,112     309,674     302,934

     Generic:
      Net revenues             253,888      261,334     763,814     723,973
      Segment profit           112,649      139,229     339,719     356,485

     Brand:
      Net revenues              66,606       35,857     151,692      97,479
      Segment profit (loss)     10,742          106      11,455     (16,509)

     Corporate/Other:
      Segment loss             (16,964)     (16,223)    (41,500)    (37,042)

     (1) Includes amortization of goodwill and certain other intangible assets not amortized in the current fiscal year due to the adoption of SFAS 142. Quarterly amortization recorded in fiscal 2001 for these intangibles, including goodwill, was $1,599 in Corporate/Other, $167 in Generic and $35 in Brand.

11.  Related Parties


          A consulting agreement dated July 2000 with a firm, which was previously owned by a director of the Company, was terminated in its entirety through mutual consent upon the director becoming an employee of the Company in July 2002.

12.  Contingencies

     Legal Proceedings

          While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. AN ADVERSE OUTCOME IN ANY OF THESE PROCEEDINGS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS.

     Paclitaxel

          In June 2001, NAPRO Biotherapeutics Inc. (NAPRO) and Abbott Laboratories Inc. ("Abbott") filed suit against the Company in the United States (US) District Court for the Western District of Pennsylvania. Plaintiffs allege that the Company's manufacture, use and sale of its paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys' fees, costs of litigation and such equitable and other relief as the court deems just and proper. The Company began selling its paclitaxel product in July 2001.

     Verapamil ER

          In July 2001, Biovail Laboratories Inc. ("Biovail") filed a demand for arbitration against the Company with the American Arbitration Association. In response to such demand, the Company filed its answer and counterclaims. The dispute relates to a supply agreement under which the Company supplied extended- release verapamil to Biovail. The Company terminated the agreement in March 2001. Biovail's allegations include breach of contract, breach of implied covenant of good faith and fair dealing and unfair competition. Biovail is seeking damages plus interest, to be determined at trial, but in an amount of not less than $10.0 million, plus unspecified punitive damages, attorneys' fees and costs of litigation and such other relief as the panel may deem just and proper. The Company's allegations as set forth in its counterclaims include breach of obligations of good faith and fair dealing, fraud and unjust enrichment.

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

     Nifedipine

          In February 2001, Biovail filed suit against the Company and Pfizer Inc. ("Pfizer") in the US District Court for the Eastern District of Virginia alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to the US District Court for the Northern District of West Virginia, which was granted. The Company's motion to dismiss Biovail's complaint was denied. The Company has been named as a defendant in five other putative class action suits alleging antitrust claims based on the settlement entered into by the Company with Pfizer regarding nifedipine. Two of the class actions have been dismissed in their entirety and the remaining actions have been dismissed in part. The plaintiffs in the remaining actions, as well as Biovail, are seeking unspecified compensatory and treble damages, attorneys' fees, costs of litigation, restitution, disgorgement and declaratory and injunctive relief.

     Buspirone

          The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's ("BMS") BuSpar(R). The Company filed the appropriate certifications relating to the patents for this product that were then listed in the US Food and Drug Administration ("FDA") publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the "Orange Book." In November 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. In November 2000, the Company filed suit against the FDA and BMS in the US District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting of a bond in the amount of $25.0 million, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the US Court of Appeals for the Federal Circuit ("Federal Circuit"), the FDA granted approval of the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company began marketing and selling the 15mg tablet in March 2001. The

     Company has also been selling the 30mg tablet since August 2001 and the 5mg and 10mg tablets since March 2002. BMS appealed the preliminary injunction order to both the Federal Circuit and the US Court of Appeals for the District of Columbia Circuit. The District of Columbia Court of Appeals denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit.

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

          The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the US District Court for the Northern District of West Virginia. The suit seeks a declaratory judgment of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the US District Court for the District of Vermont and also in the US District Court for the Southern District of New York. In each of these cases, BMS asserts that the Company infringes BMS' patent and seeks to rescind approval of the Company's ANDA. BMS seeks to recover damages equal to lost profits plus interest, a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys' fees, costs of litigation and such other relief as the court deems just and proper.

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

          On January 7, 2003, the Company announced that it had reached an agreement in principle with BMS, which would resolve all disputes between the companies related to buspirone and paclitaxel, BMS' Buspar(R) and Taxol(R), respectively, when finalized. As part of the agreement in principle, the Company would receive a one-time payment of approximately $35.0 million, and non-exclusive, paid-up, royalty free, irrevocable licenses under any applicable BMS patents to manufacture, market and sell buspirone and paclitaxel.

     Lorazepam and Clorazepate

          In January 1999, four companies who claim to have purchased lorazepam and/or clorazepate from the Company filed suit alleging that the Company engaged in restraint of trade, monopolization, attempted monopolization, conspiracy to monopolize, and price-fixing arising out of certain agreements and proposed agreements involving the supply of raw materials used to manufacture those two products. In July 2001, the US Court for the District of Columbia certified a litigation class consisting of direct purchasers. The plaintiffs seek to recover treble damages equal to three times the overcharge they claim to have paid, plus injunctive relief, attorneys' fees, costs of litigation and such other relief as the court deems proper.

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

     Other Litigation

          The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion addresses material changes in the Company's results of operations and financial condition for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 and the unaudited interim condensed consolidated financial statements and related notes included in Item 1 of this Report on Form 10-Q.

          On January 27, 2003, the Company effected a three-for-two split of its common stock. Pursuant to the split, all shareholders of record as of January 17, 2003 received one additional share of common stock for every two shares held on that date. All share and per share amounts were adjusted for all periods to reflect the stock split.

     Results of Operations

          Mylan's third quarter was highlighted by record net revenues of $320.5 million, an increase of 8% or $23.3 million compared to the third quarter of the prior year. The Brand Segment also reported record net revenues of $66.6 million, an increase of 86% over the same prior year period. For the nine months ended December 31, 2002, revenues increased 11% or $94.1 million to $915.5 million from $821.5 million for the nine months ended December 31, 2001. This increase was realized despite the loss of exclusivity on buspirone, from which prior year net revenues benefited significantly.

          For the quarter, primarily as a result of the loss of exclusivity on buspirone, net earnings decreased 12% or $9.7 million to $68.4 million, and earnings per diluted share decreased 10% to $.37 per share from $.41 per share in the same period last year. For the nine months ended December 31, 2002, net earnings increased 3% or $5.6 million to $198.5 million, and earnings per diluted share increased 4% or $.04 per share to $1.05 per share. The following table illustrates the financial results for the consolidated company and by operating segment.


Segment Results (in thousands)
                                             Three Months                Nine Months
                                             ------------                -----------
Period Ended December 31,                2002          2001(1)         2002          2001(1)
                                         ----          ------          ----          -------
Consolidated:
Net revenues                           $320,494       $297,191     $915,506       $821,452
Gross profit                            169,576        177,372      483,910        463,008
Research and development                 22,941         13,441       59,953         46,687
Selling and marketing                    15,173         15,279       48,598         44,675
General and administrative               28,769         28,705       73,020         88,122
Other income, net                         3,734          3,165        7,335         19,410
Pretax earnings                         106,427        123,112      309,674        302,934

Generic Segment:
Net revenues                            253,888        261,334      763,814        723,973
Gross profit                            131,724        155,878      396,079        410,114
Research and development                 11,073          8,090       31,960         24,772
Selling and marketing                     2,779          3,197        8,078          9,499
General and administrative                5,223          5,362       16,322         19,358
Segment profit                          112,649        139,229      339,719        356,485

Brand Segment:
Net revenues                             66,606         35,857      151,692         97,479
Gross profit                             37,852         21,494       87,831         52,894
Research and development                 11,868          5,351       27,993         21,915
Selling and marketing                    12,394         12,082       40,520         35,176
General and administrative                2,848          3,955        7,863         12,312
Segment profit (loss)                    10,742            106       11,455        (16,509)

Corporate/Other:
Segment loss                            (16,964)       (16,223)     (41,500)       (37,042)


Segment net revenues represent revenues from unrelated third parties. For the Generic and Brand segments, segment profit (loss) represents segment gross profit less direct research and development, selling and marketing and general and administrative expenses. Corporate/Other includes legal costs, administrative expenses and other income and expense.

(1) Includes amortization of goodwill and certain other intangible assets not amortized in the current fiscal year due to the adoption of SFAS 142. Quarterly amortization recorded in fiscal 2001 for these intangibles, including goodwill, was $1,599 in Corporate/Other, $167 in Generic and $35 in Brand.


Quarter Ended December 31, 2002, compared to Quarter Ended December 31, 2001

Net Revenues and Gross Profit

     Net revenues for the current quarter increased 8% or $23.3 million to $320.5 million, compared to $297.2 million in the prior year quarter. The increase was largely driven by the Brand Segment, which recorded record net revenues of $66.6 million, an increase of 86% or $30.7 million over the prior year quarter. The Generic Segment recorded net revenues of $253.9 million, a decrease of 3% or $7.4 million from the same quarter in the prior year. The decrease in net revenues is primarily the result of the loss of exclusivity on buspirone in February 2002. Following the entrance into the market of other generic competition, both price and volume erosion are considered normal in the generic pharmaceuticals industry.

     Excluding revenue from buspirone, Generic net revenues for the quarter ended December 31, 2002 increased by $40.4 million or 19% over the same prior year quarter. Of this increase, $38.0 million was driven by new products launched subsequent to December 31, 2001, with the remainder of the increase attributable to volume increases on existing products. In total, Generic volume shipped, excluding unit dose, was approximately 2.8 billion doses in the current quarter, compared to 2.7 billion in the same prior year period.

     Brand Segment net revenues increased 86% or $30.7 million for the current quarter to $66.6 million from $35.9 million in the same prior year period. During the quarter, Bertek Pharmaceuticals Inc. ("Bertek"), a wholly-owned subsidiary, launched Amnesteem(TM) which accounted for approximately half of the increase in net revenues. Amnesteem (isotretinoin soft-gelatin capsules), for which Bertek acquired marketing rights as part of a three-way licensing agreement, is prescribed for the treatment of severe recalcitrant nodular acne. Following its launch, Amnesteem captured a market share of 31%. However, it is expected that other generic competition will enter the market in the fourth quarter of fiscal 2003, which could negatively impact the revenue and earnings from Amnesteem.

     In addition to the growth in net revenues from sales of Amnesteem, Brand net revenues increased as a result of growth experienced by several major products in the existing product portfolio including Digitek(R), Phenytoin and Acticin(R).

     The Company's gross profit decreased 4% or $7.8 million to $169.6 million from $177.4 million. Generic gross profit decreased 15% or $24.2 million to $131.7 million from $155.9 million, and gross margin decreased to 52% from 60%. These decreases were primarily due to decreased gross profit on buspirone sales, partially offset by favorable contributions from core products. Brand gross profit increased 76% or $16.4 million to $37.9 million from $21.5 million, primarily due to increased volume, as well as favorable product mix. Brand gross margin decreased to 57% from 60%, primarily due to royalties paid under the supply and distribution agreement for sales of Amnesteem.

Operating Expenses
     Research and development (R&D) expenses for the current quarter increased 71% or $9.5 million to $22.9 million from $13.4 million. The increase was primarily related to the timing and number of studies being conducted, mainly in the Brand Segment, and primarily for nebivolol, a beta-blocker for which Bertek has obtained the exclusive US and Canadian rights. The Company expects R&D expenses to continue to increase for both the Generic and Brand Segments throughout the remainder of fiscal 2003 as activities related to current projects progress.

     Selling and marketing expenses for the current quarter have remained consistent at $15.2 million. A slight increase in selling and marketing expenses in the Brand Segment resulted from the launch of Amnesteem, and the promotion of existing products. This increase was offset by a decrease in Generic selling and marketing expense.

     General and administrative ("G&A") expenses for the quarter have also remained consistent at $28.8 million. Lower G&A expenses in the Generic and Brand Segments were offset by increased Corporate expenses. The increase in Corporate expenses was driven by higher payroll and legal expenses, partially offset by less amortization as a result of the adoption of SFAS 142 on April 1, 2002.

Other Income, net

     Other income, net of non-operating expenses, increased 18% or $0.6 million over the prior year quarter. The increase was primarily due to an increase in interest income as a result of higher cash balances, which was partially offset by a net $1.9 million decrease in income from investments which are accounted for under the equity method.

Provision for Income Taxes

     The effective tax rate for the quarter ended December 31, 2002 was 35.7% compared to 36.5% in the prior year quarter. The decrease in the effective tax rate was the result of the favorable tax impact related to the adoption of SFAS 142.

Nine months Ended December 31, 2002, compared to Nine months Ended December 31, 2001

Net Revenues and Gross Profit

     Net revenues for the current nine months increased 11% or $94.1 million to $915.5 million compared to $821.5 million during the same prior year period. The Brand Segment accounted for 58% or $54.2 million of the total increase in net revenues, while the Generic Segment accounted for the remaining 42%, or $39.8 million.

     The increase in Generic net revenues of $39.8 million was realized despite the loss of exclusivity on buspirone in February 2002. Excluding sales of buspirone, Generic net revenues increased $145.4 million or 24% to $747.1 million from $601.7 million. New products launched subsequent to December 31, 2001 accounted for $62.2 million or approximately 43% of this increase. The remaining increase was due to both increased volume and favorable product mix from the Company's existing portfolio. Overall, Generic volume shipped, excluding unit dose, was 8.5 billion and 7.7 billion for the nine months ended December 31, 2002 and December 31, 2001, respectively.

     The Brand Segment reported net revenues of $151.7 million, an increase of 56% or $54.2 million over the same prior year period. This increase was the result of growth in its core products, primarily Digitek(R), Phenytoin and Acticin(R), as well as the launch of Amnesteem.

     The Company's gross profit for the current nine months increased 5% or $20.9 million to $483.9 million from $463.0 million. Brand gross profit increased 66% or $34.9 million to $87.8 million from $52.9 million. Brand Segment gross margins increased to 58% from 54% on the strength of the increase in net revenues. Generic gross profit decreased 3% or $14.0 million to $396.1 million from $410.1 million, and gross margin decreased to 52% from 57%, primarily due to the loss of exclusivity on buspirone.

Operating Expenses

     R&D expenses for the current nine months increased 28% or $13.3 million to $60.0 million from $46.7 million in the same prior year period. The increase was primarily the result of the timing and number of clinical studies being performed in both the Generic and Brand Segments.

     Selling and marketing expenses increased 9% or $3.9 million to $48.6 million from $44.7 million. Selling and marketing expense for the Brand Segment increased by $5.3 million, while Generic selling and marketing expenses decreased by $1.4 million. The increase in Brand Segment selling and marketing expense is the result of increased promotions on existing products, such as Digitek and Phenytek(R), as well as costs associated with the launch of Amnesteem.

     G&A expenses for the current nine months decreased 17% or $15.1 million to $73.0 million from $88.1 million. The decrease in G&A expenses was primarily the result of less amortization due to the adoption of SFAS 142. Additionally, the nine months ended December 31, 2001, included a one-time charge related to deferred compensation for certain executives and costs associated with Bertek's move to Raleigh, North Carolina.

Other Income, net

     The $12.1 million decrease in other income, net of non-operating expenses, for the current nine months was primarily attributable to decreased earnings from equity investees of $17.7 million, which were partially offset by realized gains of $5.2 million on the sale of certain marketable securities.

Provision for Income Taxes

     The effective tax rate for the nine months ended December 31, 2002 was 35.9% compared to 36.3% in the prior year. The decrease in the effective tax rate is the result of the favorable tax impact related to the adoption of SFAS 142.

Liquidity and Capital Resources

     The Company's primary source of liquidity continues to be cash flow from operating activities, which was $254.0 million for the nine months ended December 31, 2002. Working capital as of December 31, 2002, was $962.5 million, an increase of $73.5 million from March 31, 2002.

     Cash used in investing activities for the nine months ended December 31, 2002, was $6.8 million. Of the Company's $1.8 billion of total assets at December 31, 2002, 40% or $708.0 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist primarily of high-quality government and commercial paper that generally mature within one year. These investments are highly liquid and are available for operating needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics. Capital expenditures during the nine months ended December 31, 2002, were $22.2 million. These expenditures were primarily for machinery and equipment used in the Company's manufacturing facilities. The Company expects such expenditures to continue at the current year levels. In the fourth quarter of fiscal 2003, the Company received $4.4 million in the form of marketable securities as a distribution from an investment held in a pooled asset account.

     Cash used in financing activities was $154.5 million for the nine months ended December 31, 2002, consisting primarily of cash paid to purchase the Company's common stock. In May 2002, the Board of Directors (Board) approved a stock purchase program that authorized the purchase of up to 15.0 million shares of the Company's outstanding common stock. Through December 31, 2002, the Company had purchased 7.5 million shares for $155.5 million. There are an additional 7,500,000 shares at December 31, 2002 that may be purchased under the stock purchase program. Through February 5, 2003, an additional 2.5 million shares were purchased for $67.2 million.

     Mylan had historically paid a quarterly cash dividend of 2.67 cents per common share. However, the Board approved an increase in the quarterly cash dividend to 3.33 cents per share beginning with the dividend declared for the third quarter of fiscal 2003, which resulted in total dividends of $16.3 million for the nine months then ended. It is expected that this increase in the quarterly cash dividend will result in an increase in annual dividends of approximately $5.0 million.

     The Company maintains commercial insurance to protect against and manage the risks involved in conducting its business. The cost to obtain insurance coverage for such risks has significantly increased due to the environment within the commercial insurance industry. The recent renewals of our policies resulted in increased deductibles and changes in the levels of coverage. The Company has evaluated and will continue to evaluate the types and levels of insurance coverage purchased. To the extent that a loss occurs, it could have a material adverse effect on the Company's financial position and results of operations depending on the nature of the loss and the level of insurance coverage maintained. In response to the rising cost of commercial insurance, during the current quarter, Mylan insured a portion of its product liability risk through a wholly-owned insurance subsidiary. The coverage provides for losses up to $10 million per occurrence.

     The Company is involved in various legal proceedings that are considered normal to its business (see Note 12 to Condensed Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company's financial position and results of operations.

     On January 7, 2003 Mylan announced that it had reached an agreement in principle with Bristol-Myers Squibb ("BMS"), which would result in a one-time payment of $35 million from BMS.

     The Company is actively pursuing, and is currently involved in, joint development projects related to marketing both generic and brand products. Many of these arrangements provide for payments by the Company upon the attainment of specified milestones. While these arrangements help to reduce the financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in cash flows from operating activities.

     To provide additional operating leverage, if necessary, the Company maintains a revolving line of credit of up to $50.0 million with a commercial bank. As of December 31, 2002, no funds have been advanced under this line of credit, which expires in March 2003. Additionally, the Company is continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, the Company may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity.

Recent Accounting Pronouncements

     Effective April 1, 2002, Mylan adopted SFAS 142, Goodwill and Other Intangible Assets. Goodwill and other indefinite lived intangible assets are no longer amortized. Intangible assets determined to have indefinite lives were tested for potential impairment, and no impairments were indicated. The transitional assessment of goodwill for impairment as of April 1, 2002, was completed during the quarter ended September 30, 2002, with no indication of impairment. An independent valuation specialist assisted in the determination of the fair values used to test for impairment. Assuming the adoption of SFAS 142 had occurred on April 1, 2001, and goodwill and other indefinite lived assets were no longer amortized, net earnings for the three and nine months ended December 31, 2001, would have increased by $1.8 million and $5.4 million, and earnings per basic and diluted share would have increased by $.01 per share and $.03 per share, respectively.

     SFAS 143, Accounting for Asset Retirement Obligations, establishes standards of accounting for obligations associated with the retirement of tangible long-lived assets. The statement is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact, if any, that the adoption of this statement will have on its financial position and results of operations.

     Effective April 1, 2002, Mylan adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The impact of the adoption of this statement had no material effect on the Company's financial position or results of operations.

     SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, requires a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of this statement will not have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock- Based Compensation--Transition and Disclosure an amendment of FASB Statement No. 123, which amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternatives for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements for all companies with stock-based compensation plans. In accordance with SFAS 123, Mylan will continue to account for its stock option plan using the intrinsic-value-based method as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but will adopt the disclosure provisions of SFAS 148 in its Annual Report on Form 10-K for the year ended March 31, 2003. The Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

     The FASB also issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. This interpretation requires disclosure of guarantees and indemnification agreements made by a company and requires the recognition of a liability for the fair value of guarantees or indemnifications initiated after December 31, 2002. The Company is currently assessing the impact that this interpretation will have on the financial statements.

Critical Accounting Policies

     The following discussion of critical accounting policies was condensed for presentation in this Report on Form 10-Q and should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. Mylan's critical accounting policies include the determination of revenue provisions, useful lives and impairment of intangibles and the impact of existing legal matters. These critical accounting policies affect each of the operating segments. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The Company is currently not aware of any reasonably likely event or circumstance that would result in different amounts being reported and that would have a material impact on its condensed consolidated financial statements.

Revenue Provisions

     Revenue is recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional adjustments, are reasonably determinable. These provisions are recognized as reductions to gross revenues, with the corresponding allowances recognized as reductions to accounts receivable or as components of other current liabilities. Accounts receivable are presented net of such allowances, which totaled $258.6 million and $210.1 million at December 31, 2002, and March 31, 2002, respectively. Other accrued liabilities include $33.2 million and $26.1 million at December 31, 2002, and March 31, 2002, respectively, for certain rebates and other adjustments that are paid to indirect customers. The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company is a party to arrangements with other parties establishing prices for products for which they independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. A chargeback represents the difference between the Company's invoice price to the wholesaler and the indirect customer's contract price. The provision for estimated chargebacks is calculated primarily using historical chargeback experience and estimated wholesaler inventory levels. The Company continually monitors its assumptions, giving consideration to wholesaler buying patterns and current pricing trends and makes necessary adjustments when it is determined that the actual chargeback credits may differ from those estimated. Chargebacks accounted for $152.9 million and $120.9 million of the total allowance at December 31, 2002 and March 31, 2002, respectively.

Useful Lives and Impairment of Intangibles

     As of December 31, 2002, and March 31, 2002, recorded goodwill, net of accumulated amortization, was $103.2 million. In addition to an annual impairment review, goodwill is reviewed for impairment when events or other changes in circumstances may indicate that the carrying amount of the goodwill may not be recoverable.

     SFAS 142 states that a potential impairment will be identified when the fair value, determined at least annually, of a reporting unit is less than the carrying value of its net assets. The determination of fair value in accordance with SFAS 142 generally requires the evaluation of the reporting unit's projected sales volumes, pricing structure and anticipated cost environment, which includes the reporting unit's product pipeline. During the quarter ended September 30, 2002, the Company performed this assessment, assisted by an independent valuation specialist, and determined there was no indication of goodwill impairment. If the key assumptions and projections utilized in the fair value determinations, primarily the Company's ability to receive new product approvals from the US Food and Drug Administration ("FDA"), do not properly reflect future activity, future valuations could be adversely impacted. The result could cause an impairment, which could materially affect the Company's financial position and results of operations. No events occurred during the quarter ended December 31, 2002 which the Company believes would indicate the need to test again for impairment.

     As of December 31, 2002, and March 31, 2002, recorded intangible assets, excluding goodwill, net of accumulated amortization, were $155.1 million and $169.3 million. These intangible assets consist of both purchased and acquired product rights, as well as internally developed patents and technologies. Intangible assets are reviewed for impairment when certain events or other changes in circumstances may indicate that the carrying amount of the asset or asset group may not be recoverable. Impairment is determined when the undiscounted future cash flows, based on estimated sales volume, anticipated pricing and estimated product costs, are less than the carrying value of the intangible asset. If these estimates do not properly reflect future activity, the Company's financial position and results of operations could be negatively impacted.

Legal Matters

     The Company is involved in various legal proceedings, some of which involve claims for substantial amounts. An accrual for a loss contingency relating to any of these legal proceedings is made if it is probable that a liability was incurred at the date of the financial statements, and the amount of loss can be reasonably estimated. After review, it was determined, at December 31, 2002, and March 31, 2002, that for each of the various legal proceedings in which the Company is involved, the conditions mentioned above were not met. However, if any of these legal proceedings would result in an adverse outcome for the Company, the impact could have a material adverse effect on its financial position and results of operations.

Risk Factors

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


OUR FUTURE REVENUE GROWTH AND PROFITABILITY ARE DEPENDENT UPON OUR ABILITY TO DEVELOP AND LICENSE OR OTHERWISE ACQUIRE AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS IN RELATION TO OUR COMPETITORS' PRODUCT INTRODUCTIONS, AND OUR FAILURE TO DO SO SUCCESSFULLY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully develop and license or otherwise acquire and commercialize new generic and patent or statutorily protected (usually brand) pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established, and the market is not yet proven. The development process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. We may not be successful in commercializing any of the products that we are developing on a timely basis, if at all, which could adversely affect our product introduction plans, financial position and results of operations and could cause the market value of our common stock to decline.

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

     The Abbreviated New Drug Application (ANDA) process, through which we obtain FDA approval for our generic drugs, often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent claim for a corresponding brand product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. Additionally, the Waxman-Hatch Act provides for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product. A reference drug product refers to a drug product, usually brand, included in the FDA Publication entitled "Approved Drug Products with Therapeutic Equivalence Evaluations" and known in the industry as the "Orange Book." If the patent challenge of the first such ANDA applicant is successful, it generally results in higher market share, net revenues and gross margin for that applicant. Even if we obtain FDA approval for our generic drug products, if we are not the first ANDA applicant to challenge a listed patent for such a product, we may lose significant advantages to a competitor who filed its ANDA containing such a challenge. Such a situation could have a material adverse effect on our ability to market that product profitably, our financial position and results of operations, and the market value of our common stock could decline.

OUR APPROVED PRODUCTS MAY NOT ACHIEVE EXPECTED LEVELS OF MARKET ACCEPTANCE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR PROFITABILITY, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DELCINE.

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

     Some of these factors are not within our control. Our new products may not achieve expected levels of market acceptance, which could have a material adverse effect on our profitability, financial position and results of operations, and the market value of our common stock could decline.

A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR NET REVENUES OR NET EARNINGS FROM TIME TO TIME. IF THE VOLUME OR PRICING OF ANY OF THE PRODUCTS DECLINES, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Sales of a limited number of our products often represent a significant portion of our net revenues and net earnings. If the volume or pricing of our largest selling products decline in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

BECAUSE THE PHARMACEUTICAL INDUSTRY IS HEAVILY REGULATED, WE FACE SIGNIFICANT COSTS AND UNCERTAINTIES ASSOCIATED WITH OUR EFFORTS TO COMPLY WITH APPLICABLE REGULATIONS, AND SHOULD WE FAIL TO COMPLY WE COULD EXPERIENCE MATERIAL ADVERSE EFFECTS ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

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

WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON RESEARCH AND DEVELOPMENT EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS. FAILURE TO SUCCESSFULLY INTRODUCE PRODUCTS INTO THE MARKET COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Research and development efforts are conducted primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after submission, the FDA may request additional studies be conducted, and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. To the extent that we expend significant resources on research and development efforts and are not able ultimately to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

A SIGNIFICANT PORTION OF OUR NET REVENUES ARE DERIVED FROM SALES TO A LIMITED NUMBER OF CUSTOMERS. ANY SIGNIFICANT REDUCTION OF BUSINESS WITH ANY OF THESE CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     A significant portion of our net revenues are derived from sales to a limited number of customers. If we were to lose the business of, or experience a significant reduction in business with, any of these or our other major customers, or if any of them were to experience difficulty in paying us on a timely basis, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

     Our competitors often pursue strategies to prevent or delay competition from generic alternatives to brand products. These strategies include, but are not limited to:
          o seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence;
          o    initiating legislative efforts in various states to limit the substitution of generic versions of brand pharmaceuticals;
          o    filing suits for patent infringement that automatically delay FDA approval of many generic products;
          o introducing "second generation" products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which we seek FDA approval;
          o obtaining extensions of market exclusivity by conducting trials of brand drugs in pediatric populations;
          o persuading the FDA to withdraw the approval of brand name drugs, for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn;
          o seeking to obtain new patents on drugs for which patent protection is about to expire; and
          o filing a citizen petition with the FDA, which often results in delays of our approvals.

     Some companies have lobbied Congress for amendments to the Waxman- Hatch legislation that would give them additional advantages over generic competitors. For example, although the term of a company's drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently permitted. If proposals like these become effective, our entry into the market and our ability to generate revenues associated with these products may be delayed, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE DEPEND ON THIRD-PARTY SUPPLIERS AND DISTRIBUTORS FOR THE RAW MATERIALS, PARTICULARLY THE CHEMICAL COMPOUND(S) COMPRISING THE ACTIVE INGREDIENT, THAT WE USE TO MANUFACTURE OUR PRODUCTS AND COULD EXPERIENCE A PROLONGED INTERRUPTION IN THE SUPPLY OF SUCH MATERIALS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     The active ingredient(s), i.e., the chemical compound(s) which produces the desired therapeutic effect, and other materials and supplies that we use in our pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. In some cases, however, we have listed only one supplier in our applications with the FDA. Although we maintain safety stocks in inventory, and in some cases have received FDA approval to use alternative suppliers should the need arise, a prolonged interruption in the supply of a single-sourced active ingredient could cause our financial position and results of operations to be materially adversely affected, and the market value of our common stock could decline. In addition, if any of our suppliers interrupt the supply of products that we use or experience quality deficiencies in products that they supply to us for a prolonged period, it could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

WE MAY EXPERIENCE DECLINES IN THE SALES VOLUME AND PRICES OF OUR PRODUCTS AS THE RESULT OF THE CONTINUING TREND TOWARD CONSOLIDATION OF CERTAIN CUSTOMER GROUPS, SUCH AS THE WHOLESALE DRUG DISTRIBUTION AND RETAIL PHARMACY INDUSTRIES AND THE EMERGENCE OF LARGE BUYING GROUPS. ANY SUCH DECLINES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

     We own or license a number of patents in the US and in foreign countries covering certain products. We consider the overall protection of our patents, trademarks and license rights to be of material value and will act appropriately to prevent these rights from being infringed. Our patents on our brand products may not prevent other companies from developing functionally equivalent products or from challenging the validity or enforceability of our patents. If our patents are found to be non-infringed, invalid or not enforceable, we could experience an adverse affect on our ability to commercially promote patented products. We could be required to enforce our patent or other intellectual property rights through litigation, which can be protracted and involve significant expense and an inherently uncertain outcome. Any negative outcome could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

OUR COMPETITORS MAY ALLEGE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, FORCING US TO EXPEND SUBSTANTIAL RESOURCES IN RESULTING LITIGATION, THE OUTCOME OF WHICH IS UNCERTAIN. ANY UNFAVORABLE OUTCOME OF SUCH LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Companies that produce brand pharmaceutical products routinely bring litigation against ANDA applicants who seek FDA approval to manufacture and market generic forms of their branded products. These companies allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an ANDA applicant. Litigation often involves significant expense or can delay or prevent introduction of our generic products. There may also be situations where the Company uses its business judgment and decides to market and sell products, notwithstanding the fact that allegations of patent infringement(s) by our competitors have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. In the case of a willful infringement, the definition of which is unclear, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented brand products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE MAY EXPERIENCE REDUCTIONS IN THE LEVELS OF REIMBURSEMENT FOR PHARMACEUTICAL PRODUCTS BY GOVERNMENTAL AUTHORITIES, HMOS OR OTHER THIRD- PARTY PAYERS. ANY SUCH REDUCTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

     We continually seek to expand our product line through complementary or strategic acquisitions of other companies, products and assets, through joint ventures, licensing agreements or other arrangements. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as assessing accurately the values, strengths, weaknesses, contingent and other liabilities, regulatory compliance and potential profitability of acquisition or other transaction candidates. Other inherent risks include the potential loss of key personnel of an acquired business, our inability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions, and other transactions, could also be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and the deterioration in domestic and foreign economic conditions.

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

     The consolidated and condensed consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of SFAS 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our financial position and results of operations and could cause the market value of our common stock to decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk primarily from changes in the market values of investments in marketable debt and equity securities, including marketable securities owned indirectly through certain pooled asset funds that are classified as other assets on the balance sheet. Additional investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature. The majority of the Company's investments are managed by professional portfolio managers. The following table summarizes the investments which subject the Company to market risk:



                                   December 31,        March 31,
(in thousands)                        2002               2002
                                      ----               ----
Debt securities                     $422,400            $435,499
Equity securities                     32,100              20,767
Pooled asset funds                    11,603              26,144
                                    --------            --------
                                    $466,103            $482,410
                                    ========            ========


Pooled Asset Funds

     Pooled asset funds consist of investments in limited liability partnerships. The assets of these funds are typically actively traded and are exposed to market fluctuations.

     Unlike investments in marketable debt and equity securities, the changes in the market values of these investments are recognized as other income or loss in the Consolidated Statements of Earnings. A 20% change in the market value of the pooled asset funds, based on the market value at December 31, 2002, would result in a $2.3 million change in other assets and a corresponding change to other income or expense. However, subsequent to December 31, 2002, approximately 40% of the balance in the pooled asset funds has been received by the Company in the form of a distribution. It is anticipated that the remaining pooled asset funds will be liquidated during fiscal 2004.

ITEM 4. CONTROLS AND PROCEDURES

     The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in this Report on Form 10-Q is recorded, processed, summarized and reported within the time period specified. The Company's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act) within ninety days prior to the filing of this Report on Form 10-Q and has concluded that such disclosure controls and procedures are effective.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by management, including our Chief Executive Officer and Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

     While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. AN ADVERSE OUTCOME IN ANY OF THESE PROCEEDINGS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS.

Paclitaxel

     In June 2001, NAPRO Biotherapeutics Inc. ("NAPRO") and Abbott Laboratories Inc. (Abbott) filed suit against the Company in the United States ("US") District Court for the Western District of Pennsylvania. Plaintiffs allege that the Company's manufacture, use and sale of its paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys' fees, costs of litigation and such equitable and other relief as the court deems just and proper. The Company began selling its paclitaxel product in July 2001.

Verapamil ER

     In July 2001, Biovail Laboratories Inc. ("Biovail") filed a demand for arbitration against the Company with the American Arbitration Association. In response to such demand, the Company filed its answer and counterclaims. The dispute relates to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company terminated the agreement in March 2001. Biovail's allegations include breach of contract, breach of implied covenant of good faith and fair dealing and unfair competition. Biovail is seeking damages plus interest, to be determined at trial, but in an amount of not less than $10.0 million, plus unspecified punitive damages, attorneys' fees and costs of litigation and such other relief as the panel may deem just and proper. The Company's allegations as set forth in its counterclaims, include breach of obligations of good faith and fair dealing, fraud and unjust enrichment.

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

Nifedipine

     In February 2001, Biovail filed suit against the Company and Pfizer Inc. ("Pfizer") in the US District Court for the Eastern District of Virginia alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to the US District Court for the Northern District of West Virginia, which was granted. The Company's motion to dismiss Biovail's complaint was denied.

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

Buspirone

     The Company filed an ANDA seeking approval to market buspirone, a generic equivalent to Bristol-Myers Squibb's ("BMS") BuSpar(R). The Company filed the appropriate certifications relating to the patents for this product that were then listed in the US Food and Drug Administration ("FDA") publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the "Orange Book." In November 2000, a new patent claiming the administration of a metabolite of buspirone (which BMS claims also covers the administration of buspirone itself) was issued to BMS. The subsequent listing of this patent in the Orange Book prevented the FDA from granting final approval for the Company's buspirone ANDA. In November 2000, the Company filed suit against the FDA and BMS in the US District Court for the District of Columbia. The complaint asked the court to order the FDA to immediately grant final approval of the Company's ANDA for the 15mg buspirone product and require BMS to request withdrawal of the patent from the Orange Book. Upon the Company's posting of a bond in the amount of $25.0 million, the court entered an order granting the Company's motion for a preliminary injunction. Following a brief stay by the US Court of Appeals for the Federal Circuit ("Federal Circuit"), the FDA granted approval of the Company's ANDA with respect to the 15mg strength. Upon receiving FDA approval, the Company began marketing and selling the 15mg tablet in March 2001. The Company has also been selling the 30mg tablet since August 2001 and the 5mg and 10mg tablets since March 2002. BMS appealed the preliminary injunction order to both the Federal Circuit and the US Court of Appeals for the District of Columbia Circuit. The District of Columbia Court of Appeals denied BMS' application and stayed the Company's motion to dismiss pending the decision of the Federal Circuit.

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

     In January 2002, the Company filed a motion in the US District Court for the District of Columbia seeking a preliminary injunction, which, if granted, would require that the FDA refuse to list the BMS patent should BMS submit it for re-listing in the Orange Book. The District of Columbia Court has entered an order staying further proceedings in this case pending appeal of the order entered in the US District Court for the Southern District of New York granting the Company's motion for summary judgment of non-infringement.

     The Company is involved in three other suits related to buspirone. In November 2000, the Company filed suit against BMS in the US District Court for the Northern District of West Virginia. The suit seeks a declaratory judgment of non-infringement and/or invalidity of the BMS patent listed in November 2000. In January 2001, BMS sued the Company for patent infringement in the US District Court for the District of Vermont and also in the US District Court for the Southern District of New York. In each of these cases, BMS asserts that the Company infringes BMS' patent and seeks to rescind approval of the Company's ANDA. BMS seeks to recover damages equal to lost profits plus interest, a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys' fees, costs of litigation and such other relief as the court deems just and proper.

     The Company subsequently filed motions to dismiss the Vermont case and dismiss and transfer the New York case to the US District Court for the Northern District of West Virginia. The Judicial Panel on Multi- District Litigation ordered these cases, along with another patent case and numerous antitrust suits filed against BMS, be consolidated for pre- trial purposes in the US District Court for the Southern District of New York. The New York Court has granted the Company's motion for summary judgment that the BMS patent is not infringed or, alternatively, is invalid. BMS has appealed this decision to the Court of Appeals for the Federal Circuit. The New York Court also denied the BMS motion to dismiss the Company's antitrust counterclaims.

     On January 7, 2003, Mylan announced that it had reached an agreement in principle with BMS, which would resolve all disputes between the companies related to buspirone and paclitaxel, BMS's Buspar(R) and Taxol(R), respectively, when finalized. As part of the agreement in principle, Mylan would receive a one-time payment of $35 million, and non-exclusive, paid-up, royalty free, irrevocable licenses under any applicable BMS patents to manufacture, market and sell buspirone and paclitaxel.

Lorazepam and Clorazepate

     In January 1999, four companies who claim to have purchased lorazepam and/or clorazepate from the Company filed suit alleging that the Company engaged in restraint of trade, monopolization, attempted monopolization, conspiracy to monopolize and price-fixing arising out of certain agreements and proposed agreements involving the supply of raw materials used to manufacture those two products. In July 2001, the US Court for the District of Columbia certified a litigation class consisting of direct purchasers. The plaintiffs seek to recover treble damages equal to three times the overcharge they claim to have paid, plus injunctive relief, attorneys' fees, costs of litigation and such other relief as the court deems proper.

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

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its results of operations or financial position.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          3.1 Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 4.2 to the Form S-8 on December 23, 1997, (registration number 333-43081) and incorporated herein by reference.

          3.2  By-laws of the registrant, as amended to date, filed as Exhibit
               3.2 to the Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

     b. Reports on Form 8-K

          On January 15, 2003, the Company filed a Report on Form 8-K announcing a three-for-two stock split.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended December 31, 2002, to be signed on its behalf by the undersigned thereunto duly authorized as of February 12, 2003.


                                   Mylan Laboratories Inc.
                                        (Registrant)

                                   /s/ Robert J. Coury
                                   ----------------------------
                                   Robert J. Coury
                                   Vice-Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal executive officer)

                                   /s/ Edward J. Borkowski
                                   ----------------------------
                                   Edward J. Borkowski
                                   Chief Financial Officer
                                   (Principal financial officer)

                                   /s/ Gary E. Sphar
                                   ----------------------------
                                   Gary E. Sphar
                                   Vice President, Corporate Controller
                                   (Principal accounting officer)

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

Date:  February 12, 2003
                               /s/ Robert J. Coury
                                 ----------------------
                                 Robert J. Coury
                                 Chief Executive Officer,
                                 Mylan Laboratories Inc.

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

Date:  February 12, 2003
                                   /s/ Edward J. Borkowski
                                   ----------------------
                                   Edward J. Borkowski
                                   Chief Financial Officer,
                                   Mylan Laboratories Inc.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ----------------------------------------------

In connection with the Quarterly Report of Mylan Laboratories Inc. (the "Company") on Form 10-Q for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  February 12, 2003

                                                /s/ Robert J. Coury
                                                ------------------------------

                                                  Robert J. Coury
                                                  Chief Executive Officer


                                                /s/ Edward J. Borkowski
                                                ------------------------------
                                                  Edward J. Borkowski
                                                  Chief Financial Officer