Form 10-K
period 2003-03-31
MYLAN LABORATORIES INC
filed 2003-06-25
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2003

Commission File No. 1-9114

MYLAN LABORATORIES INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State of Incorporation)	25-1211621 (IRS Employer Identification No.)

1500 Corporate Drive
Suite 400
Canonsburg, Pennsylvania 15317
(724) 514-1800
(Address, including zip code, and telephone number,
including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class:	on Which Registered:

Common Stock, par value $0.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]   No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [✓]   No [  ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, was $4,089,809,255, based upon the closing price of the common stock on that date, as reported by the New York Stock Exchange. Shares of common stock known to be owned by directors and executive officers of the registrant subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. No determination has been made that such persons are “affiliates” within the meaning of Rule 12b-2 under the Exchange Act.

     The number of outstanding shares of common stock of the registrant as of June 9, 2003, was 178,966,033.

DOCUMENTS INCORPORATED BY REFERENCE

     Incorporated by reference into this Form is the Proxy Statement for the 2003 Annual Meeting of Shareholders, Part III, Items 10-13.

PART I
ITEM 1. Business
Overview of Our Business
Generic Segment
Brand Segment
Product Development
Generic Product Development
Brand Product Development
Patents, Trademarks and Licenses
Customers and Marketing
Competition
Product Liability
Raw Materials
Government Regulation
Seasonality
Environment
Employees
Backlog
Risk Factors
Securities Exchange Act Reports
ITEM 2. Properties
ITEM 3. Legal Proceedings
ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters
ITEM 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
ITEM 8. Financial Statements and Supplementary Data
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
ITEM 10. Directors and Executive Officers of the Registrant
ITEM 11. Executive Compensation
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
ITEM 13. Certain Relationships and Related Transactions
ITEM 14. Controls and Procedures
PART IV
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
EX-3.2 2ND AMENDED & RESTATED BYLAWS
Consulting & Counseling Agreement
Subsidiaries
Independent Auditors' Consent
906 Certification

MYLAN LABORATORIES INC.

PART I

ITEM 1. Business

     Mylan Laboratories Inc. (“We” “the Company” or “Mylan”) is engaged in developing, licensing, manufacturing, marketing and distributing generic and brand pharmaceutical products. The Company was incorporated in Pennsylvania in 1970. References herein to a fiscal year shall mean the fiscal year ended March 31.

Overview of Our Business

     We conduct business through our generic (“Generic Segment”) and brand (“Brand Segment”) pharmaceutical operating segments. For fiscal 2003, the Generic Segment represented approximately 80% of net revenues, and the Brand Segment represented approximately 20% of net revenues. For fiscal 2002 and 2001, the Generic Segment represented approximately 88% and 80% of net revenues, respectively, and the Brand Segment represented approximately 12% and 20% of net revenues, respectively. The financial information for our operating segments required by this Item is provided in Note 14 to Consolidated Financial Statements under Part II, Item 8, of this Annual Report on Form 10-K.

     Prescription pharmaceutical products in the United States (“US”) are generally marketed as either brand or generic drugs. Brand products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Brand products generally are patent protected, which provides a period of market exclusivity during which they are sold with little or no competition. Additionally, brand products may benefit from other periods of non-patent, market exclusivity. Exclusivity generally provides brand products with the ability to maintain their profitability for relatively long periods of time. Brand products generally continue to have a significant role in the market after the end of patent protection or other market exclusivities due to physician and consumer loyalties.

     Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. A reference brand drug is an approved drug product listed in the US Food and Drug Administration (“FDA”) publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984 (“Waxman-Hatch Act”) provides that generic drugs may enter the market after the approval of an Abbreviated New Drug Application (“ANDA”) and the expiration, invalidation or circumvention of any patents on the corresponding brand drug, or the end of any other market exclusivity periods related to the brand drug. Generic drugs are bioequivalent to their brand name counterparts. Accordingly, generic products provide a safe, effective and cost efficient alternative to users of these brand products. Growth in the generic pharmaceutical industry has been driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

Generic Segment

     We are recognized as a leader in the generic pharmaceutical industry. The Generic Segment consists of two principal business units, Mylan Pharmaceuticals Inc. (“Mylan Pharm”) and UDL Laboratories, Inc. (“UDL”), both of which are wholly owned subsidiaries. Mylan Pharm is our primary generic pharmaceutical development, manufacturing, marketing and distribution division. Mylan Pharm’s net revenues are derived primarily from the sale of solid oral dosage products. UDL packages and markets generic products, either obtained from Mylan Pharm or purchased from third parties, in unit dose formats, for use primarily in hospitals and other institutions. The Generic Segment is augmented by transdermal patch products which are developed and manufactured by Mylan Technologies Inc. (“Mylan Tech”), a wholly owned subsidiary.

     We obtain new products primarily through internal product development. Additionally, we license or co-develop products through arrangements with other companies. New generic product approvals are obtained from the FDA through the ANDA process, which requires us to demonstrate bioequivalence to a reference brand product. Generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product or at the end of a period of non-patent market exclusivity. However, if an ANDA applicant is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, that generic equivalent may be able to be marketed prior to the expiration of patent protection for the brand product. Such certification, commonly referred to as a Paragraph IV certification, results in a period of generic marketing exclusivity. This exclusivity lasts for 180 days during which the FDA cannot grant final approval to any other generic equivalent.

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

     We manufacture and market approximately 115 generic pharmaceuticals in capsule or tablet form in an aggregate of approximately 285 dosage strengths. We also manufacture and distribute two generic transdermal patch pharmaceutical products in six dosage strengths. In addition, we are marketing 56 generic products in 105 dosage strengths under supply and distribution agreements with other pharmaceutical companies. We have been successful in developing a number of extended release products with approximately nine extended release products in 19 dosage strengths in our portfolio. In fiscal 2003, Mylan held the first or second market position in new and refilled prescriptions dispensed among all pharmaceutical companies in the US with respect to 96 of the 133 generic pharmaceutical products we marketed, excluding unit-dose products.

     Approximately 20%, 22% and 32% of the Generic Segment’s net revenues in fiscal 2003, 2002 and 2001, respectively, were contributed by calcium channel blockers, primarily nifedipine. In 2002, antianxiety products, primarily buspirone, represented approximately 22% of net revenues.

     The future success of our Generic Segment is dependent upon continued increasing market acceptance of generic products as substitutes for existing products. Additionally, we expect that future growth of our Generic Segment will result from an emphasis on the development or acquisition of new products that may attain FDA first to file status, as well as the pursuit of products that are difficult to formulate or for which the active pharmaceutical ingredient is difficult to obtain. In addition, we intend to continue to seek complementary strategic acquisitions.

Brand Segment

     The Brand Segment consists of two principal business units, Bertek Pharmaceuticals Inc. (“Bertek”) and Mylan Tech, both of which are wholly owned subsidiaries. Bertek’s principal therapeutic areas of concentration include neurology, dermatology and cardiology. The Brand Segment includes pharmaceutical products that have patent protection, have achieved brand recognition in the marketplace or represent branded generic pharmaceutical products that are responsive to promotional efforts.

     We expect that the growth of the Brand Segment will be driven through internal development of unique and innovative products, product or business acquisitions and licensing arrangements. Additionally, the growth of the Brand Segment will be impacted by our ability, through continued marketing efforts, to increase prescriptions for our current products.

     Nebivolol, which we licensed in fiscal 2001, is a beta blocker for which we intend to pursue a NDA for the indication of hypertension. We believe that we will be able to demonstrate clinically the unique beta 1-receptor blockade selectivity characteristics of this product, which could result in providing certain competitive advantages. As a result of recent actions taken by the United States Patent Office, the nebivolol compound now has patent protection in the US into 2020, which may be extended under the terms of the Waxman-Hatch Act. We anticipate expending significant funds to support the nebivolol clinical development program for hypertension through fiscal 2004.

     The Brand Segment sales force consists of approximately 200 sales representatives and managers who promote our products to primary care physicians, dermatologists, neurologists and pharmacists. We expect our sales force to increase as the Brand Segment introduces new products to its product line.

Product Development

     Research and development efforts are conducted primarily to enable us to manufacture and market FDA approved pharmaceuticals in accordance with FDA regulations. Research and development expenses were $86.7 million, $58.8 million and $64.4 million in fiscal 2003, 2002 and 2001, respectively. Our research and development strategy focuses on the following product development areas:

•	development of controlled-release technologies and the application of these technologies to reference products;

•	development of NDA and ANDA transdermal and polymer film products;

•	development of drugs technically difficult to formulate or manufacture because of unusual factors that affect their bioequivalence or because of unusually stringent regulatory requirements;

•	development of drugs that target smaller, specialized or underserved markets;

•	expansion of our existing solid oral dosage products with respect to additional dosage strengths; and

•	successful completion of nebivolol clinical trials and the filing of the related NDA.

     All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. Information to support the bioequivalence of generic drug products or the safety and effectiveness of new drug products for their intended use is also required to be submitted. There are generally two types of applications used for obtaining FDA approval of new products:

     New Drug Application (“NDA”). An NDA is filed when approval is sought to market a drug with active ingredients that have not been previously approved by the FDA. NDAs are filed for our newly developed brand products and, in certain instances, for a new dosage form of previously approved drugs.

     Abbreviated New Drug Application (“ANDA”). An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA.

     One requirement for FDA approval of ANDAs and NDAs is that our manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices (“cGMP”). The requirements for FDA approval encompass all aspects of the production process, including validation and record keeping, and involve changing and evolving standards.

Generic Product Development

     FDA approval of an ANDA is required before marketing a generic equivalent of a drug approved under an NDA, or for a previously unapproved dosage strength of a drug approved under an ANDA. The ANDA approval process is generally less time-consuming and complex than the NDA approval process. It does not require new preclinical and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process does, however, require one or more bioequivalency studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of another formulation containing the same active ingredient. When established, bioequivalency confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect.

     Supplemental ANDAs are required for approval of various types of changes to an approved application, and these supplements may be under review for six months or more. In addition, certain types of changes may only be approved once new bioequivalency studies are conducted or other requirements are satisfied.

     During fiscal 2003, Mylan received nine application approvals, including seven final ANDA approvals, one tentative ANDA approval, and one NDA approval. In addition, we received an approvable letter for one additional NDA in the dermatological area.

     We have a total of 29 ANDAs pending approval, which represent products with calendar year 2002 brand sales of approximately $20.0 billion. Because generic products have selling prices which are generally lower than their branded counterparts, sales of generic products will not generate the same level of net revenues as sales of an equivalent number of units of branded products.

     Over the next few years, patent protection on a large number of brand drugs is expected to expire. These patent expirations should provide additional generic product opportunities. We intend to concentrate our generic product development activities on brand products with significant US sales in specialized or growing markets, in areas that offer significant opportunities and other competitive advantages. In addition, we intend to continue to focus our development efforts on technically difficult-to-formulate products or products that require advanced manufacturing technology. During fiscal 2004, we plan to invest in a significant number of bioequivalency studies for development of generic products or dosage forms.

Brand Product Development

     The process required by the FDA before a previously unapproved pharmaceutical product may be marketed in the US generally involves the following:

•	laboratory and preclinical tests;

•	submission of an investigational new drug application (“IND”), which must become effective before clinical studies may begin;

•	adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed product for its intended use;

•	submission of an NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing such matters as manufacturing and quality assurance; and

•	FDA approval of an NDA.

     Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as toxicology studies to assess the potential safety and efficacy of the product. The results of these studies are submitted to the FDA as part of the IND. They must demonstrate that the product delivers sufficient quantities of the drug to the bloodstream or intended site of action to produce the desired therapeutic results before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30-day period, raises concerns or questions about the conduct of the proposed trials as outlined in the IND. In such cases, the IND sponsor and FDA must resolve any outstanding concerns before clinical trials may begin. In addition, an independent institutional review board must review and approve any clinical study prior to initiation.

     Human clinical studies are typically conducted in three sequential phases, which may overlap:

•	Phase I: The drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion.

•	Phase II: Studies are performed with a limited patient population to identify possible adverse effects and safety risks, to assess the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.

•	Phase III: When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to evaluate further dosage, clinical efficacy and to test further for safety in an expanded patient population at geographically dispersed clinical study sites.

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

     Our brand product development continues to emphasize areas where we have an existing sales and marketing presence, namely dermatology, cardiology and neurology. Products currently in development and/or pending approval include:

Compound	Indication	Phase	Status

Neurology
Apomorphine	“Off” or “Freeze” episodes
	in late stage Parkinson’s disease	III	Filed - Q4 2003

MT110	Pain management	I	*

Dermatology
Sertaconazole	Tinea pedis (athlete’s foot)	III	NDA - Approvable

Cardiology
Nebivolol	Hypertension (high blood pressure)	III	Expected Submission - Q4 2004

     *To be determined

     Additionally, we have pending ANDA submissions and products in development that upon FDA approval may require significant promotional efforts and, therefore, may be marketed by the Brand Segment.

     The Company owns a 50% interest in Somerset Pharmaceuticals, Inc. (“Somerset”), a joint venture with Watson Pharmaceuticals, Inc. Currently, Somerset’s only marketed product is Eldepryl®, a drug for the treatment of Parkinson’s disease. In recent years, Somerset has increased its research and development spending to develop additional indications for selegiline, the active ingredient of Eldepryl®, using a transdermal delivery system. Somerset filed an NDA related to a selegiline transdermal delivery system for the treatment of depression in May 2001. In March 2002, the FDA issued a not-approvable letter citing certain deficiencies. Somerset is currently working with the FDA to further support this submission. Any additional requirements by the FDA will determine when, or if, this application may be approved.

Patents, Trademarks and Licenses

     We own or license a number of patents in the US and foreign countries covering certain products, and have also developed brand names and trademarks for other products. Generally, the brand pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. Following patent expiration, brand products often continue to have market viability based upon the goodwill of the product name, which typically benefits from trademark protection. We consider the overall protection of our patents, trademarks and license rights to be of material value and act to prevent these rights from infringement; however, our business in the Brand Segment is not dependent upon any single patent, trademark or license.

Customers and Marketing

     We market our generic products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations within the US. We also market our generic products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies. These customers, called “indirect customers”, purchase our products primarily through our wholesale customers. Approximately 65 employees are engaged in servicing Generic Segment customers.

     Brand pharmaceutical products are marketed directly to health care professionals in order to increase brand awareness and prescriptions written for the product. However, these products are generally sold through the same channels and customers as generic products. Approximately 250 employees are engaged in marketing and selling the Brand Segment’s products, as well as servicing Brand Segment customers.

     Consistent with industry practice, we have a return policy that allows our customers to return product within a specified period of the expiration date. In addition to this policy, we provide credit to certain customers, at our discretion, for decreases that we make to the selling prices of our products that these customers have remaining in their inventory at the time of the price reduction. We also have arrangements with certain indirect customers to establish contract pricing for certain products. The indirect customer then independently selects a wholesaler from which to actually purchase the products at these contracted prices. We provide a chargeback credit to our wholesale customers for the difference between our invoice price to the wholesaler and the indirect customer’s contract price.

     AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation represented approximately 20%, 16% and 14%, respectively, of net revenues in fiscal 2003. These three customers represented approximately 14%, 15% and 14%, respectively, of net revenues in fiscal 2002. Two of our customers represented approximately 14% and 11% of net revenues in fiscal 2001.

Competition

     The pharmaceutical industry is very competitive. Our competitors vary depending upon therapeutic and product categories. Primary competitors include the major manufacturers of brand name and generic pharmaceuticals.

     The primary means of competition are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, customer service, reputation and price. To compete effectively on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost effective manner. Our competitors include other generic manufacturers, as well as brand companies that license their products to generic manufacturers prior to or as relevant patents expire. No further regulatory approvals are required for a brand manufacturer to sell its pharmaceutical products directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market.

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

Product Liability

     Product liability litigation represents a continuing risk to firms in the pharmaceutical industry. We strive to minimize such risks by adherence to stringent quality control procedures. We maintain insurance to protect against and manage the risks involved in conducting our business. The cost to obtain insurance coverage for such risks has significantly increased due to the environment within the commercial insurance industry. The recent renewals of our policies resulted in increased deductibles and changes in the levels of coverage. The Company has evaluated and will continue to evaluate the types and levels of insurance coverage purchased. In response to the rising cost of commercial insurance, during fiscal 2003, Mylan began to use a wholly owned insurance subsidiary to insure the first $10.0 million of its product liability risk. The Company maintains commercial insurance in excess of these limits.

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

     FDA approval is required before any new drug can be marketed. The FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an IND exemption is granted by the FDA. An NDA or supplemental NDA must be submitted to the FDA both for new drugs that have not been previously approved by the FDA and for new combinations of, new indications of, or new delivery methods for previously approved drugs.

     FDA approval of an ANDA is required before a generic equivalent of an existing or referenced brand drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and, instead, relies on bioequivalence studies.

     A sponsor of a NDA is required to identify in its application any patent that claims the drug or a use of the drug, which is the subject of the application. Upon NDA approval, the FDA lists the approved drug product and these patents in the Orange Book. Any applicant who files an ANDA seeking approval of a generic equivalent version of a referenced brand drug before expiration of the referenced patent(s) must certify to the FDA that the listed patent is either not infringed or that it is invalid or unenforceable (a Paragraph IV certification). If the holder of the NDA sues claiming infringement, the FDA may not approve the ANDA application until a court decision favorable to the ANDA applicant has been rendered or the expiration of a 30-month litigation period.

     In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent, market exclusivity, during which the FDA cannot approve an application for a bioequivalent product. If the listed drug is a new chemical entity, the FDA may not accept an ANDA for a bioequivalent product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for a bioequivalent product before expiration of three years. Certain other periods of exclusivity may be available if the listed drug is indicated for treatment of a rare disease or is studied for pediatric indications.

     Facilities, procedures, operations and/or testing of products are subject to periodic inspection by the FDA, the Drug Enforcement Administration and other authorities. In addition, the FDA conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other FDA regulations. Certain suppliers are subject to similar regulations and periodic inspections.

     Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels and require all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual states. The required rebate is currently 11% of the average manufacturer’s price for sales of Medicaid-reimbursed products marketed under ANDAs. Sales of Medicaid-reimbursed products marketed under NDAs require manufacturers to rebate the greater of approximately 15% of the average manufacturer’s price or the difference between the average net sales price and the lowest net sales price during a specific period. We believe that federal or state governments may continue to enact measures aimed at reducing the cost of drugs to the public. For example, the extension of prescription drug coverage to all Medicare recipients has gained significant political support.

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

Employees

     We employ approximately 2,450 persons, approximately 1,260 of whom serve in clerical, sales and management capacities. The remaining employees are engaged in production and maintenance activities.

     The production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the Paper, Allied-Industrial Chemical and Energy Workers International Union (P.A.C.E.)(AFL-CIO) and its Local Union 5-957-AFL-CIO under a contract that expires on April 15, 2007.

Backlog

     At March 31, 2003, open orders were approximately $50.7 million as compared to $43.9 million at March 31, 2002, and $22.1 million at March 31, 2001. Because of the relatively short lead time required in filling orders for our products, we do not believe these backlog amounts bear a significant relationship to sales or income for any full 12-month period.

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

OUR FUTURE REVENUE GROWTH AND PROFITABILITY ARE DEPENDENT UPON OUR ABILITY TO DEVELOP AND LICENSE, OR OTHERWISE ACQUIRE, AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS IN RELATION TO OUR COMPETITORS’ PRODUCT INTRODUCTIONS. OUR FAILURE TO DO SO SUCCESSFULLY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully develop and license, or otherwise acquire, and commercialize new generic and patent or statutorily protected (usually brand) pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established, and the market is not yet proven. The development and commercialization process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. We may not be successful in commercializing any of the products that we are developing on a timely basis, if at all, which could adversely affect our product introduction plans, financial position and results of operations and could cause the market value of our common stock to decline.

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

     The ANDA process often results in the FDA granting final approval to a number of ANDAs for a given product at the time a patent claim for a corresponding brand product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. Additionally, ANDA approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices, as well as reduced margins, for generic products compared to brand products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.

     The Waxman-Hatch Act provides for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first to file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, the FDA cannot grant final approval to any other generic equivalent. If an ANDA containing a Paragraph IV certification is successful, it generally results in higher market share, net revenues and gross margin for that applicant. Even if we obtain FDA approval for our generic drug products, if we are not the first ANDA applicant to challenge a listed patent for such a product, we may lose significant advantages to a competitor who filed its ANDA containing such a challenge. Such a situation could have a material adverse effect on our ability to market that product profitably, our financial position and results of operations, and the market value of our common stock could decline.

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

     Even if we are able to obtain regulatory approvals for our new pharmaceutical products, generic or brand, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be impacted by several factors, including:

•	the availability of alternative products from our competitors;

•	the price of our products relative to that of our competitors;

•	the timing of our market entry;

•	the ability of our customers to market our products effectively to the retail level; and

•	the acceptance of our products by government and private formularies.

     Some of these factors are not within our control. Our new products may not achieve expected levels of market acceptance. Additionally, continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of product marketing. These situations, should they occur, could have a material adverse effect on our profitability, financial position and results of operations, and the market value of our common stock could decline.

A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR NET REVENUES OR NET EARNINGS FROM TIME TO TIME. IF THE VOLUME OR PRICING OF ANY OF THESE PRODUCTS DECLINES, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

     Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

•	proprietary processes or delivery systems;

•	larger research and development and marketing staffs;

•	larger production capabilities in a particular therapeutic area;

•	more experience in preclinical testing and human clinical trials;

•	more products; or

•	more experience in developing new drugs and financial resources, particularly with regard to brand manufacturers.

     Each of these factors and others could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

BECAUSE THE PHARMACEUTICAL INDUSTRY IS HEAVILY REGULATED, WE FACE SIGNIFICANT COSTS AND UNCERTAINTIES ASSOCIATED WITH OUR EFFORTS TO COMPLY WITH APPLICABLE REGULATIONS. SHOULD WE FAIL TO COMPLY WE COULD EXPERIENCE MATERIAL ADVERSE EFFECTS ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     The pharmaceutical industry is subject to regulation by various federal and state governmental authorities. For instance, we must comply with FDA requirements with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal regulatory compliance programs and policies and have had a favorable compliance history, there is no guarantee that these programs, as currently designed, will meet regulatory agency standards in the future. Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

     In addition to the new drug approval process, the FDA also regulates the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA. All products manufactured in those facilities must be made in a manner consistent with current Good Manufacturing Practices (“cGMP”). Compliance with cGMP regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. Failure to comply with cGMP regulations could result in an enforcement action brought by the FDA, which periodically inspects our manufacturing facilities for compliance, which could include withholding the approval of NDAs, ANDAs or other product applications of a facility if deficiencies are found at that facility. FDA approval to manufacture a drug is site-specific. If the FDA would cause one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

     We are subject, as are generally all manufacturers, to various federal, state and local laws of general applicability, such as laws regulating working conditions, as well as environmental protection laws and regulations, including those governing the discharge of materials into the environment. Although we have not incurred significant costs associated with complying with such environmental provisions in the past, if changes to such environmental provisions are made in the future that require significant changes in our operations or if we engage in the development and manufacturing of new products requiring new or different environmental controls, we may be required to expend significant funds. Such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON RESEARCH AND DEVELOPMENT EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS. FAILURE TO SUCCESSFULLY INTRODUCE PRODUCTS INTO THE MARKET COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. Research and development efforts are conducted primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after submission, the FDA may request that additional studies be conducted, and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

A SIGNIFICANT PORTION OF OUR NET REVENUES ARE DERIVED FROM SALES TO A LIMITED NUMBER OF CUSTOMERS. ANY SIGNIFICANT REDUCTION OF BUSINESS WITH ANY OF THESE CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     A significant portion of our net revenues are derived from sales to a limited number of customers. As such, a reduction in or loss of business with one customer, or if one customer were to experience difficulty in paying us on a timely basis, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

     Our competitors often pursue strategies to prevent or delay competition from generic alternatives to brand products. These strategies include, but are not limited to:

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence;

•	initiating legislative efforts in various states to limit the substitution of generic versions of brand pharmaceuticals;

•	filing suits for patent infringement that automatically delay FDA approval of many generic products;

•	introducing “second-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which we seek FDA approval;

•	obtaining extensions of market exclusivity by conducting trials of brand drugs in pediatric populations as discussed below;

•	persuading the FDA to withdraw the approval of brand name drugs for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn;

•	seeking to obtain new patents on drugs for which patent protection is about to expire; and

•	filing a citizen petition with the FDA, which often results in delays of our approvals.

     The Food and Drug Modernization Act of 1997 includes a pediatric exclusivity provision that may provide an additional six months of market exclusivity for indications of new or currently marketed drugs if certain agreed-upon pediatric studies are completed by the applicant. Brand companies are utilizing this provision to extend periods of market exclusivity.

     Some companies have lobbied Congress for amendments to the Waxman-Hatch legislation that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials, rather than the one-half year that is currently permitted. If proposals like these were to become effective, our entry into the market and our ability to generate revenues associated with new products may be delayed, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE DEPEND ON THIRD-PARTY SUPPLIERS AND DISTRIBUTORS FOR THE RAW MATERIALS, PARTICULARLY THE CHEMICAL COMPOUND(S) COMPRISING THE ACTIVE PHRARMACEUTICAL INGREDIENT, THAT WE USE TO MANUFACTURE OUR PRODUCTS, AS WELL AS CERTAIN FINISHED GOODS. A PROLONGED INTERRUPTION IN THE SUPPLY OF SUCH PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     The active ingredient(s) i.e. the chemical compound(s), which produces the desired therapeutic effect, and other materials and supplies that we use in our pharmaceutical manufacturing operations, as well as certain finished products, are generally available and purchased from many different foreign and domestic suppliers. Additionally, we maintain safety stocks in our raw materials inventory, and in certain cases where we have listed only one supplier in our applications with the FDA, have received FDA approval to use alternative suppliers should the need arise. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product. A prolonged interruption in the supply of a single-sourced active ingredient or finished product could cause our financial position and results of operations to be materially adversely affected, and the market value of our common stock could decline. In addition, our manufacturing capabilities could be impacted by quality deficiencies in the products which our suppliers provide, which could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

WE USE SEVERAL MANUFACTURING FACILITIES TO MANUFACTURE OUR PRODUCTS. HOWEVER, A SIGNIFICANT NUMBER OF OUR GENERIC PRODUCTS ARE PRODUCED AT ONE LOCATION. PRODUCTION AT THIS FACILITY COULD BE INTERRUPTED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

WE MAY EXPERIENCE DECLINES IN THE SALES VOLUME AND PRICES OF OUR PRODUCTS AS THE RESULT OF THE CONTINUING TREND TOWARD CONSOLIDATION OF CERTAIN CUSTOMER GROUPS, SUCH AS THE WHOLESALE DRUG DISTRIBUTION AND RETAIL PHARMACY INDUSTRIES, AS WELL AS THE EMERGENCE OF LARGE BUYING GROUPS. THE RESULT OF SUCH DEVELOPMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     A significant amount of our sales are made to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of generic pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. The result of these developments may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL AND OTHER PROPRIETARY PROPERTY IN AN EFFECTIVE MANNER, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Our patents on our brand products may not prevent other companies from developing functionally equivalent products or from challenging the validity or enforceability of our patents. If our patents are found to be non-infringed, invalid or not enforceable, we could experience an adverse effect on our ability to commercially promote patented products. We could be required to enforce our patent or other intellectual property rights through litigation, which can be protracted and involve significant expense and an inherently uncertain outcome. Any negative outcome could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

LEGISLATIVE OR REGULATORY PROGRAMS THAT MAY INFLUENCE PRICES OF PRESCRIPTION DRUGS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Current or future federal or state laws and regulations may influence the prices of drugs and could therefore adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs to Medicaid and other recipients. Expansion of these programs could adversely affect the price we receive for our products and could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

     With respect to product liability, the Company maintains commercial insurance to protect against and manage the risks involved in conducting its business. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE ENTER INTO VARIOUS AGREEMENTS IN THE NORMAL COURSE OF BUSINESS WHICH PERIODICALLY INCORPORATE PROVISIONS WHEREBY WE INDEMNIFY THE OTHER PARTY TO THE AGREEMENT. IN THE EVENT THAT WE WOULD HAVE TO PERFORM UNDER THESE INDEMNIFICATION PROVISIONS, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     In the normal course of business, we periodically enter into employment, legal settlement, and other agreements which incorporate indemnification provisions. We maintain insurance coverage which we believe will effectively mitigate our obligations under these indemnification provisions. However, should our obligation under an indemnification provision exceed our coverage or should coverage be denied, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

     Because our success is largely dependent on the scientific nature of our business, it is imperative that we attract and retain qualified personnel in order to develop new products and compete effectively. If we fail to attract and retain key scientific, technical or management personnel, our business could be affected adversely. Additionally, while we have employment agreements with certain key employees in place, their employment for the duration of the agreement is not guaranteed. If we are unsuccessful in retaining all of our key employees, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE MAY MAINTAIN INVESTMENTS IN MARKETABLE DEBT AND/OR EQUITY SECURITIES, OTHER INVESTMENTS, BOTH PUBLICLY AND PRIVATELY HELD, AND MAY MAINTAIN DEPOSIT BALANCES AT FINANCIAL INSTITUTIONS IN EXCESS OF FEDERALLY INSURED AMOUNTS. WE MAY EXPERIENCE DECLINES IN THE MARKET VALUE OF THESE SECURITIES, AND/OR LOSSES OF PRINCIPAL INVESTED OR AN UNINSURED LOSS OF DEPOSITED FUNDS. SIGNIFICANT DECLINES OR LOSSES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

     The consolidated and condensed consolidated financial statements included in the periodic reports we file with the Securities and Exchange Commission (“SEC”) are prepared in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of SFAS No. 142, Goodwill and Other Intangible Assets; and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Securities Exchange Act Reports

     The Company maintains an Internet website at the following address: www.mylan.com. We make available on or through our Internet website certain reports and amendments to those reports that we file with the SEC in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.

ITEM 2. Properties

     We maintain various facilities in the US and Puerto Rico. These facilities are used for research and development, manufacturing, warehousing, distribution and administrative functions and consist of both owned and leased properties.

     The following summarizes the properties used to conduct our operations:

Primary Segment	Location	Status	Primary Use

Generic:	North Carolina	Own	Distribution
Warehousing

	West Virginia	Own	Manufacturing
Warehousing
Research and Development
Administrative
		Lease	Warehousing

	Illinois	Own	Manufacturing
Warehousing
Administrative
		Lease	Warehousing
Administrative

	Puerto Rico	Own	Manufacturing
Warehousing
Administrative

Brand:	North Carolina	Lease	Administrative

	Texas	Own	Manufacturing
Warehousing

	Vermont	Own	Manufacturing
Research and Development
Administrative
Warehousing

Corporate/Other	Pennsylvania	Lease	Administrative

     All facilities are in good operating condition. The machinery and equipment are well maintained, and the facilities are suitable for their intended purposes and have capacities adequate for current operations.

ITEM 3. Legal Proceedings

Legal Proceedings

     While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. An adverse outcome in any of these proceedings could have a material adverse effect on the Company’s financial position and results of operations.

Paclitaxel

     In June 2001, NAPRO Biotherapeutics Inc. (“NAPRO”) and Abbott Laboratories Inc. (“Abbott”) filed suit against the Company in the U.S. District Court for the Western District of Pennsylvania. Plaintiffs allege that the Company’s manufacture, use and sale of its paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such equitable and other relief as the court deems just and proper. The Company began selling its paclitaxel product in July 2001.

Nifedipine

     In February 2001, Biovail Laboratories Inc. (“Biovail”) filed suit against the Company and Pfizer Inc. (“Pfizer”) in the U.S. District Court for the Eastern District of Virginia alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The Company filed a motion to transfer the case to the U.S. District Court for the Northern District of West Virginia, which was granted. The Company has been named as a defendant in five other putative class action suits alleging antitrust claims based on the same alleged conduct. Two of the class actions have been dismissed in their entirety, and the remaining actions have been dismissed in part and consolidated into a single proceeding. The plaintiffs in the remaining actions, as well as Biovail, are seeking unspecified compensatory and treble damages, attorneys’ fees, costs of litigation, restitution, disgorgement, and declaratory and injunctive relief.

Average Wholesale Price Litigation

     The Company, along with a number of other pharmaceutical manufacturers, has been named as a defendant in four lawsuits filed in the state courts of California in which the plaintiffs allege the defendants unlawfully, unfairly and fraudulently manipulated the reported average wholesale price of various products, allegedly to increase third-party reimbursements to others for their products. One of these lawsuits was voluntarily dismissed by the plaintiff. None of the three remaining cases has been certified as a class action, although all three cases seek class action and representative status. Plaintiffs seek equitable relief in the form of disgorgement and restitution, attorneys’ fees and costs of litigation.

Other Litigation

     The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

Previously Reported Matters That Have Been Resolved

Verapamil ER

     In July 2001, Biovail filed a demand for arbitration against the Company with the American Arbitration Association. The dispute related to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company previously identified this matter as a case in which an adverse outcome could have had a material adverse effect on the Company’s financial position and results of operations. On March 31, 2003, the Company announced that an award had been entered by the arbitrators in Biovail’s favor in the amount of approximately $4.2 million, plus interest, and the transfer to Biovail of certain know-how relating to the manufacture of verapamil. This amount was accrued for at March 31, 2003.

Zagam®

     The Company filed suit against Aventis Pharmaceuticals, Inc., successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in the U.S. Federal District Court for the Western District of Pennsylvania in May 2001, and the defendants counterclaimed against the Company. The Company previously identified this matter as a case in which an adverse outcome could have had a material adverse effect on the Company’s financial position and results of operations. In April 2003, the Company entered into a settlement of the matter pursuant to which the Company is to receive a payment of $12.5 million, the dismissal of the defendants’ counterclaims and termination of the agreements in question.

Buspirone

     In fiscal 2003, the Company reached an agreement in principle with Bristol-Myers Squibb (“BMS”) which would resolve all disputes between the companies related to buspirone and paclitaxel, BMS’ Buspar® and Taxol®, respectively, when finalized. That settlement has now become final and the Company has received a one-time payment of approximately $35.0 million, and non-exclusive, paid-up, royalty free, irrevocable licenses under any applicable BMS patents to manufacture, market and sell buspirone and paclitaxel. The $35.0 million is included in litigation settlements, net in the Consolidated Statements of Earnings.

Lorazepam and Clorazepate

     On March 31, 2003, the Company announced a tentative settlement of a direct purchaser class action related to the sale of lorazepam and clorazepate for a total amount of $35.0 million. Mylan’s co-defendants agreed to an initial contribution of approximately $7.0 million toward the $35.0 million settlement. Mylan’s obligation was accrued at March 31, 2003. The co-defendants’ contribution was subsequently increased by agreement with Mylan by an additional $10.0 million, which reduces Mylan’s share of the total settlement to approximately $18.0 million. Mylan is to receive the $10.0 million in five annual payments of $2.0 million each. On April 11, 2003, the U.S. District Court for the District of Columbia granted tentative approval of the settlement of the class action. This settlement does not include several related cases, and the Company does not believe that an adverse result in any of the remaining lorazepam and clorazepate cases, collectively or individually, would have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the New York Stock Exchange under the symbol “MYL”. All share and per share amounts for all periods presented in this Annual Report on Form 10-K have been adjusted to reflect a three-for-two stock split which was effected on January 27, 2003. The following table sets forth the quarterly high and low common share price information for the periods indicated:

Fiscal 2003	High	Low

First quarter	$21.27	$16.77
Second quarter	22.62	18.33
Third quarter	23.27	19.73
Fourth quarter	29.04	23.66

Fiscal 2002	High	Low

First quarter	$21.21	$16.01
Second quarter	23.77	18.87
Third quarter	25.27	20.90
Fourth quarter	24.13	19.64

     As of May 23, 2003, there were approximately 125,051 holders of record of our common stock.

     We have paid dividends since April 1992. For fiscal 2002 the Company paid quarterly cash dividends of 2.67 cents per share. Beginning with the dividend for the third quarter of fiscal 2003, the Company increased the quarterly cash dividend rate to 3.33 cents per share. We expect to continue the practice of paying regular cash dividends.

ITEM 6. Selected Financial Data

     The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition”, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

(in thousands, except per share data)

Fiscal year ended March 31,	2003	2002	2001	2000	1999

Statements of Earnings:
Net revenues	$1,269,192	$1,104,050	$846,696	$790,145	$721,123
Cost of sales	597,756	480,111	464,521	369,377	339,342

Gross profit	671,436	623,939	382,175	420,768	381,781
Operating expenses:
Research and development	86,748	58,847	64,385	49,121	61,843
Selling and administrative	173,070	169,913	151,212	148,688	122,468
Acquired in-process research and development	—	—	—	—	29,000
Litigation settlements, net	(2,370)	—	147,000	—	—

Earnings from operations	413,988	395,179	19,578	222,959	168,470
Equity in (loss) earnings of Somerset	(4,573)	(4,719)	(1,477)	(4,193)	5,482
Other income, net	17,098	17,863	39,912	23,977	18,342

Earnings before income taxes	426,513	408,323	58,013	242,743	192,294
Provision for income taxes	154,160	148,072	20,885	88,497	76,885

Net earnings	$272,353	$260,251	$37,128	$154,246	$115,409

March 31,
Selected balance sheet data:
Total assets	$1,745,223	$1,619,880	$1,472,500	$1,343,865	$1,208,433
Working capital	962,440	891,598	589,955	600,249	476,259
Long-term obligations	19,943	23,883	25,263	31,903	27,958
Total shareholders’ equity	1,446,332	1,402,239	1,132,536	1,203,722	1,059,905
Per common share data:
Net earnings
Basic	$1.47	$1.38	$0.20	$0.80	$0.61
Diluted	$1.45	$1.36	$0.20	$0.79	$0.61
Shareholders’ equity - diluted	$7.68	$7.34	$5.96	$6.16	$5.56
Cash dividends declared and paid	$0.12	$0.11	$0.11	$0.11	$0.11
Weighted average common shares outstanding:
Basic	185,859	188,288	188,682	193,830	188,376
Diluted	188,220	191,052	190,124	195,336	190,734

In fiscal 2003, we settled three outstanding legal matters for a net gain of $2,370. In fiscal 2001, we reached a tentative settlement with the Federal Trade Commission, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to lorazepam and clorazepate. Excluding the litigation settlement of $147,000, net earnings for fiscal 2001 were $131,208, or $0.69 per diluted share. This settlement was approved by the court and made final in February 2002.

All share and per share amounts for all periods presented have been adjusted to reflect a three-for-two stock split which was effected on January 27, 2003.

ITEM 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

     The following discussion and analysis should be read in conjunction with the fiscal 2003 Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this report. All references to fiscal years shall mean the twelve-month period ended March 31. All share and per share amounts for all periods presented have been adjusted to reflect a three-for-two stock split which was effected on January 27, 2003.

Overview

     Mylan Laboratories Inc. and its subsidiaries (“the Company” or “Mylan”) develop, manufacture, market and distribute generic and brand pharmaceutical products. Results for fiscal 2003 surpassed the record year that the Company experienced in fiscal 2002, achieving new highs in net revenues, earnings and earnings per share. The Company’s record earnings were driven by increased earnings from operations and were achieved as we increased our investment in research and development by nearly $28.0 million over the prior year. Net revenues exceeded the $1.00 billion mark for the second straight year, reaching $1.27 billion compared to $1.10 billion in fiscal 2002. This revenue growth was driven by both of the Company’s operating segments: the Generic Segment, which represented 80% of total net revenues for fiscal 2003, and the Brand Segment, which represented 20% of total net revenues for fiscal 2003.

     The following table presents the results of operations for each of our business segments:

	FISCAL			CHANGE

(in thousands)	2003	2002	2001	2003/2002	2002/2001

Consolidated:
Net revenues	$1,269,192	$1,104,050	$846,696	15%	30%
Gross profit	671,436	623,939	382,175	8%	63%
Research and development	86,748	58,847	64,385	47%	-9%
Selling and marketing	65,625	59,913	59,238	10%	1%
General and administrative	107,445	110,000	91,974	-2%	20%
Litigation settlements, net	(2,370)	—	147,000	—	-100%
Earnings from operations	413,988	395,179	19,578	5%	1918%
Other income, net	17,098	17,863	39,912	-4%	-55%
Equity in loss of Somerset	(4,573)	(4,719)	(1,477)	3%	-219%
Pretax earnings	426,513	408,323	58,013	4%	604%
Generic Segment:
Net revenues	1,012,617	971,075	675,118	4%	44%
Gross profit	531,106	552,736	273,111	-4%	102%
Research and development	44,562	33,814	47,204	32%	-28%
Selling and marketing	11,160	12,430	14,342	-10%	-13%
General and administrative	21,341	23,424	24,450	-9%	-4%
Earnings from operations	454,043	483,068	187,115	-6%	158%
Brand Segment:
Net revenues	256,575	132,975	171,578	93%	-22%
Gross profit	140,330	71,203	109,064	97%	-35%
Research and development	42,186	25,033	17,181	69%	46%
Selling and marketing	54,465	47,483	44,896	15%	6%
General and administrative	10,997	14,899	20,841	-26%	-29%
Earnings from operations	32,682	(16,212)	26,146	302%	-162%
Corporate/Other:
General and administrative	75,107	71,677	46,683	5%	54%
Litigation settlements, net	(2,370)	—	147,000	—	-100%
Other income, net	17,098	17,863	39,912	-4%	-55%
Equity in loss of Somerset	(4,573)	(4,719)	(1,477)	3%	-219%

Segment net revenues represent revenues from unrelated third parties. For the Generic and Brand Segments, earnings from operations represent segment gross profit less direct research and development, selling and marketing, and general and administrative expenses. Corporate/Other includes legal costs, goodwill amortization, other corporate administrative expenses, and other income and expense. Additionally, in fiscal 2003, Corporate/Other includes a net gain of $2,370 for litigation settlements. In fiscal 2001, Corporate/Other includes expense of $147,000 for the settlement with the Federal Trade Commission and related litigation.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

Net Revenues and Gross Profit

     Net revenues for fiscal 2003 were $1.27 billion compared to $1.10 billion for fiscal 2002, an increase of 15% or $165.1 million. Both the Generic Segment and the Brand Segment contributed to the overall increase in net revenues. Generic Segment net revenues increased $41.5 million or 4% over the prior year while Brand Segment net revenues increased $123.6 million or 93% over the prior year.

     Generic Segment net revenues exceeded one billion dollars for the first time in the Company’s history, reaching $1.01 billion compared to $971.1 million in fiscal 2002. The increase in net revenues is the result of new products launched in fiscal 2003, which contributed net revenues of $79.5 million, as well as increased volume on existing products. These increases were partially offset by unfavorable pricing as a result of the loss of exclusivity on buspirone in February 2002. Following the entrance into the market of other generic competition, both price and volume erosion are considered normal in the pharmaceutical industry.

     Excluding buspirone, Generic Segment net revenues increased $188.9 million, or 24% over the prior year. Generic volume shipped, excluding unit dose, was approximately 11.2 billion doses in fiscal 2003, compared to 10.2 billion doses in fiscal 2002.

     Fiscal 2003 was a strong year for Mylan’s Brand Segment as well. The Brand Segment generated net revenues of $256.6 million, an increase of $123.6 million or 93% over fiscal 2002. Approximately 50% or $61.2 million of this increase is the result of the launch of Amnesteem® in the third quarter of fiscal 2003. Amnesteem is prescribed for the treatment of severe recalcitrant nodular acne. Amnesteem was able to achieve a market share of approximately 45% into May of 2003 despite the entrance into the market of other generic competition in March 2003 and April 2003. However, as a result of this competition, revenue and earnings from Amnesteem could be negatively impacted during fiscal 2004.

     In addition to Amnesteem, the increase in Brand Segment net revenues was driven by increased volume and favorable pricing. These increases were the result of continued growth of products in the Company’s existing product portfolio, primarily Digitek® and phenytoin.

     Consolidated gross profit for fiscal 2003 was $671.4 million, or 53% of net revenues, compared to $623.9 million, or 57% of net revenues in fiscal 2002. For the Generic Segment, gross profit for fiscal 2003 decreased by $21.6 million to $531.1 million from $552.7 million in fiscal 2002 and decreased as a percentage of net revenues from 57% to 52%. The decrease is primarily due to the loss of exclusivity on buspirone, which resulted in sales of buspirone contributing less to gross profit in fiscal 2003 and at lower gross margins. Margins on the Generic Segment’s remaining core products were relatively stable.

     Brand Segment gross profit for fiscal 2003 increased by $69.1 million to $140.3 million from $71.2 million in fiscal 2002 and increased as a percentage of net revenues from 54% to 55% on the strength of the Company’s existing product portfolio. The increase in gross profit percentage was realized despite the fact that sales of Amnesteem contribute lower gross margins than the majority of the Brand Segment’s other core products due to royalties paid under a supply and distribution agreement.

Research and Development

     Research and development expenses for fiscal 2003 were $86.7 million or 7% of net revenues compared to $58.8 million, or 5% of net revenues, in fiscal 2002, which represents an increase of $27.9 million or 47%. The increase was realized in both the Generic Segment (increase of $10.7 million or 32%) and the Brand Segment (increase of $17.2 million or 69%).

     The increase in the Generic Segment is the result of increased studies, an increase in the amount and timing of ANDA submissions, including planned submissions, during fiscal 2003, and the expansion of the research and development infrastructure.

     The Brand Segment currently is incurring significant research and development expenses related to ongoing clinical studies on nebivolol, a product for the treatment of hypertension. As the clinical development program for nebivolol progresses and clinical development programs for other products are initiated, it is expected that Brand Segment research and development expenses will increase.

Selling and Marketing

     Selling and marketing expenses for fiscal 2003 were $65.6 million compared to $59.9 million in fiscal 2002. As a percentage of sales, selling and marketing expenses were 5% in both years. Generic Segment selling and marketing expenses for fiscal 2003 decreased $1.3 million or 10%. Brand Segment selling and marketing expenses increased $7.0 million or 15% to $54.5 million in fiscal 2003 from $47.5 million in fiscal 2002. This increase was the result of increased promotion of existing products, as well as costs associated with the launch of Amnesteem.

General and Administrative

     General and administrative expenses were $107.4 million or 8% of net revenues in fiscal 2003, a decrease of $2.6 million or 2% from fiscal 2002. This decrease is attributed to lower expenses in both the Generic and Brand Segments, partially offset by increased Corporate expenses.

     Generic Segment general and administrative expenses decreased $2.1 million or 9% to $21.3 million in fiscal 2003. Brand Segment general and administrative expenses decreased $3.9 million or 26% to $11.0 million in fiscal 2003. The decrease in general and administrative expenses is primarily the result of the absence of certain costs incurred in the prior year with respect to the write-off of uncollectible accounts and the Brand Segment’s relocation of its corporate offices.

     Corporate general and administrative expenses for fiscal 2003 were $75.1 million compared to $71.7 million in fiscal 2002. This increase is due primarily to higher legal costs and increased payroll and related costs, partially offset by lower amortization expense as goodwill no longer is amortized as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 142,“Goodwill and Intangible Assets,” on April 1, 2002.

Litigation Settlements

     A net gain of $2.4 million was recorded in fiscal 2003 with respect to the settlement of various lawsuits. This net gain is composed of a $35.0 million gain on a settlement with Bristol-Myers Squibb, which resolved all disputes between the companies related to buspirone and paclitaxel. This gain was partially offset by a loss of $27.9 million plus interest related to the settlement of a class action lawsuit filed against the Company concerning the Company’s 1998 lorazepam and clorazepate litigation and an unfavorable arbitration decision of $4.2 million plus interest in connection with a dispute involving verapamil ER.

Earnings from Operations

     Consolidated earnings from operations were $414.0 million or 33% of net revenues in fiscal 2003, compared to $395.2 million or 36% of net revenues in fiscal 2002. The Generic Segment generated earnings from operations of $454.0 million or 45% of net revenues in fiscal 2003 compared to $483.1 million or 50% of net revenues in fiscal 2002. For the Brand Segment, earnings from operations in fiscal 2003 were $32.7 million compared to a loss from operations of $16.2 million in fiscal 2002. Operating margin for the Brand Segment in fiscal 2003 was 13%. Because of the additional investment in research and development and selling and marketing that generally is required for branded products, the Brand Segment’s operating margin tends to be lower than that of the Generic Segment.

Other Income, Net

     Other income, net of other expenses, was $17.1 million in fiscal 2003 compared to $17.9 million in fiscal 2002. This decrease of $0.8 million is the result of lower earnings from our limited liability partnership investments, which yielded a loss of $2.1 million in fiscal 2003 compared to net income of $7.2 million in fiscal 2002 and a $5.7 million impairment charge recorded on an investment which Mylan holds in a foreign entity, partially offset by net realized gains of $12.8 million on the sale of marketable securities.

Equity in Loss of Somerset

     We own a 50% equity interest in Somerset Pharmaceuticals, Inc. (“Somerset”) and account for this investment using the equity method of accounting. The recorded loss in Somerset for fiscal 2003 was $4.6 million compared to a loss of $4.7 million in fiscal 2002.

     Somerset is engaged in the manufacturing and marketing of Eldepryl® (selegiline), its sole commercial product, which is used for the treatment of Parkinson’s disease. Somerset continues to conduct research and development activities related to new indications and delivery technologies for selegiline and other products. As Somerset continues these research and development activities, its earnings may continue to be adversely affected.

Income Taxes

     The effective tax rate for fiscal 2003 was 36.1% compared to 36.3% for fiscal 2002. The decrease in the effective tax rate was primarily due to the favorable tax impact of the adoption of SFAS No. 142.

Fiscal 2002 Compared to Fiscal 2001

Net Revenues and Gross Profit

     Net revenues for fiscal 2002 were $1.10 billion compared to $846.7 million for fiscal 2001, an increase of 30% or $257.4 million. This increase in net revenues is attributed to increased net revenues for the Generic Segment of $296.0 million, which was partially offset by a decrease in net revenues for the Brand Segment of $38.6 million.

     Generic Segment net revenues for fiscal 2002 increased 44% to $971.1 million from $675.1 million for fiscal 2001. This increase is primarily attributed to sales of our buspirone products, as well as the launch of new products (excluding buspirone 5mg, 10mg and 30mg) in fiscal 2002. The buspirone products contributed net revenues of $167.7 million or 57% of fiscal 2002’s growth, while new products contributed net revenues of $69.7 million or 24% of fiscal 2002’s growth. The remaining increase is attributed to the growth of core generic products of $77.8 million, which was partially offset by lost revenues of $19.2 million due to the sale of the liquids facility in Florida. The growth of core generic products is partially attributed to the elimination of end of quarter promotional programs in the prior year.

     The 180-day market exclusivity period, as provided by the Waxman-Hatch Act, for buspirone 15mg expired in late September 2001. However, the FDA withheld additional approvals for generics until late February 2002. Generic Segment net revenues in fiscal 2002 benefited significantly from the extended exclusivity period. Since other generic pharmaceutical companies entered the buspirone market, the Generic Segment experienced substantial pricing and volume pressures.

     Because of the significant uncertainties surrounding when the FDA would approve additional buspirone 15mg ANDAs, we could not reasonably estimate the amount of potential price adjustments that would occur as a result of the additional approvals. For the quarterly periods ended September 2001 and December 2001, revenues on certain shipments were deferred until such uncertainties were resolved. Such uncertainties were resolved either upon our customers’ sale of this product or when the FDA approved additional generics in late February 2002. For the quarterly period ended March 2002, we were able to estimate potential price adjustments on the remaining deferred shipments and, therefore, recognized revenue related to such shipments.

     Brand Segment net revenues for fiscal 2002 decreased 22% to $133.0 million from $171.6 million for the prior year. This decrease is primarily attributed to the decision to discontinue end of quarter promotional programs in an effort to normalize our customer buying patterns and more effectively manage our business.

     Gross profit for fiscal 2002 was $623.9 million or 57% of net revenues compared to $382.2 million or 45% of net revenues for fiscal 2001. This increase of 63% or $241.7 million is attributed to increased gross profit for our Generic Segment of $279.6 million, primarily contributed by buspirone and new products, which was partially offset by decreased gross profit for our Brand Segment of $37.9 million.

Research and Development

     Research and development expenses for fiscal 2002 were $58.8 million or 5% of net revenues compared to $64.4 million or 8% of net revenues in fiscal 2001, a decrease of 9% or $5.6 million. This decrease is largely due to the timing of projects currently in development by our Generic Segment, as well as a decrease in in-licensing milestones compared to the prior year.

Selling and Marketing

     Selling and marketing expenses for fiscal 2002 were $59.9 million or 5% of net revenues, relatively unchanged compared to $59.2 million or 7% of net revenues in fiscal 2001.

General and Administrative

     General and administrative expenses were $110.0 million or 10% of net revenues for fiscal 2002 compared to $92.0 million or 11% of net revenues for fiscal 2001. This increase is attributed to an increase in Corporate general and administrative expenses of $25.0 million, partially offset by a decrease of $5.9 million in the Brand Segment general and administrative expenses.

     Corporate general and administrative expenses for fiscal 2002 were $71.7 million compared to $46.7 million in fiscal 2001. This increase is largely due to increases in expenses relating to retirement benefits for executives and management employees of $10.6 million, as well as the expense associated with the funding of a charitable foundation of $5.0 million.

     Brand general and administrative expenses for fiscal 2002 were $14.9 million compared to $20.8 million in fiscal 2001. This decrease is largely due to a $7.8 million impairment charge in fiscal 2001 for the intangible assets associated with our brand product Zagam®, partially offset by increased relocation expenses as our Brand Segment completed its move to Research Triangle Park, North Carolina.

Litigation Settlement

     In fiscal 2001, the Company recorded expense of $147.0 million for a settlement with the Federal Trade Commission, States Attorneys General and certain private parties with regard to lawsuits filed against the Company relating to lorazepam and clorazepate. No such expense was recorded in fiscal 2002.

Other Income, Net

     Other income, net of other expenses, was $17.9 million in fiscal 2002 compared to $39.9 million in fiscal 2001. This decrease of $22.0 million is primarily attributed to a $9.2 million favorable litigation settlement and a $4.4 million gain from the sale of certain intangible assets in fiscal 2001. Additionally, investment income from our limited liability partnership investments was $6.8 million less in fiscal 2002 than was recognized in fiscal 2001. In fiscal 2002 and 2001, we liquidated $9.5 million and $52.2 million, respectively, in our investment in a certain limited liability partnership.

Equity in Loss of Somerset

     The recorded loss in Somerset for fiscal 2002 was $4.7 million compared to a loss of $1.5 million in fiscal 2001. This $3.2 million increase in loss is primarily attributed to decreased sales, which were partially offset by reduced operating expenses, and the prior year loss being reduced by a recapture of income tax expenses as a result of a favorable Internal Revenue Service audit.

Income Taxes

     The effective tax rate for fiscal 2002 was 36.3% compared to 36.0% for fiscal 2001. This increase in the effective tax rate was due to increased domestic taxable income, partially offset by favorable increases in certain tax credits.

Liquidity and Capital Resources

     Cash provided from operations continues to be the primary source of funds to operate and expand our business. Cash flows from operations were $313.1 million in fiscal 2003. Included in cash flows from operations for fiscal 2003 were net increases in working capital of $70.8 million to $962.4 million from $891.6 million in fiscal 2002. We believe that our working capital and cash provided by operating activities are sufficient to meet operating needs. Of the $1.75 billion in total assets, 39% or $686.8 million is held in cash, cash equivalents and marketable securities. The table below summarizes cash and cash equivalents and marketable securities at March 31, 2003 and 2002:

(in thousands)	2003	2002

Cash and cash equivalents	$258,902	$160,790
Marketable securities	427,904	456,266

	$686,806	$617,056

     Investments in marketable securities are primarily high-quality government and commercial paper. These investments are highly liquid and available for operating needs. Upon maturity, they generally are reinvested in instruments with similar characteristics.

     During fiscal 2003, we received $35.0 million as the result of a settlement with Bristol-Myers Squibb resolving all disputes between the companies with respect to buspirone and paclitaxel. Additionally during fiscal 2003, two other lawsuits were resolved which resulted in a liability of $32.6 million, which is included on the balance sheet in other current liabilities (see Note 17 to the Consolidated Financial Statements). Subsequent to March 31, 2003, a tentative settlement was reached between Mylan and the co-defendants in one of the above cases, whereby the co-defendants agreed to pay an additional $10.0 million. Mylan will receive this $10.0 million in five annual installments of $2.0 million. Also subsequent to March 31, 2003, Mylan reached a settlement with Aventis Pharmaceuticals, Inc. (“Aventis”), whereby Mylan will receive $12.5 million from Aventis in return for its agreement to settle claims related to contracts for the marketing and manufacturing of Zagam®.

     In fiscal 2001, a deposit of $135.0 million was placed into escrow, and a liability of $147.0 million was recorded as a result of a tentative settlement of the FTC litigation. With the final court approval in February 2002, the amount held in escrow and the liability were relieved from the consolidated balance sheet. Final payments representing attorneys’ fees of $8.0 million and $4.0 million were made in March 2002 and May 2002, respectively.

     In May 2002, the Board of Directors (the “Board”) approved a Stock Repurchase Program that authorized the purchase of up to 15,000,000 shares of the Company’s outstanding common stock. Such purchases could have a material effect on cash, cash equivalents and marketable securities. In fiscal 2003, 10.7 million shares of common stock were purchased for $240.5 million. Subsequent to March 31, 2003 and through May 28, 2003, 2.0 million shares of common stock were purchased for $55.4 million. The Company expects to purchase the remaining 2.3 million shares authorized under this program in fiscal 2004. In fiscal 2001, 7,282,650 shares of common stock were purchased for $91.5 million under a program approved by the Board in April 1997.

     In order to provide additional operating leverage if necessary, the Company maintains a revolving line of credit with a commercial bank providing for borrowings of up to $50.0 million (see Note 8 to Consolidated Financial Statements). As of March 31, 2003, no funds had been advanced under this line of credit. The acquisition of new products, as well as other companies, will play a strategic role in our growth. Consequently, such acquisitions may require additional indebtedness, which would impact future liquidity.

     Capital expenditures during fiscal 2003 were $32.6 million compared to $20.6 million during fiscal 2002. These expenditures were primarily made to acquire machinery and equipment for our production facilities. In fiscal 2004, capital expenditures will increase significantly primarily as the result of planned expansions of our manufacturing facilities.

     Subsequent to March 31, 2003, the Company sold its ownership interest in a foreign entity back to that entity for approximately $15.0 million. According to the agreement, Mylan will receive $10.0 million in fiscal 2004 and the remainder in fiscal 2005.

     The Company continues to pay quarterly cash dividends. In fiscal 2003, the Board of Directors voted to increase the quarterly dividend from 2.67 cents per share to 3.33 cents per share. Dividend payments totaled $21.2 million during fiscal 2003 and $20.2 million during fiscal 2002. In fiscal 2003, we received $30.4 million from the exercise of stock options issued through our stock option plans compared to $20.9 million in fiscal 2002.

     Payments for state and federal income taxes increased to $171.4 million during fiscal 2003 compared to $152.1 million for fiscal 2002.

     The Company is involved in various legal proceedings (see Note 17 to Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our cash flows.

Application of Critical Accounting Policies

     Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period, could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. The Company has identified the following to be its critical accounting policies: the determination of revenue provisions; the determination of impairment of goodwill and intangibles; and the impact of existing legal matters. These critical accounting policies affect each of the operating segments.

Revenue Provisions

     Revenue is recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net revenues and accounts receivable and within other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $283.0 million and $210.1 million at March 31, 2003 and 2002, respectively. Other current liabilities include $33.1 million and $26.1 million at March 31, 2003 and 2002, respectively, for certain rebates and other adjustments that are paid to indirect customers. Provisions for estimated discounts, rebates, promotional and other credits require a limited degree of subjectivity and are simple in nature, yet combined represent a significant portion of the provisions. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Others, such as price adjustments, returns and chargebacks, require management to make more subjective judgments. These provisions are discussed in further detail below.

     Price Adjustments – Price adjustments, also referred to as “shelf stock adjustments,” are credits issued to reflect decreases in the selling prices of our products that our customers have remaining in their inventories at the time of the price reduction. Decreases in our selling prices are discretionary decisions made by us to reflect market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer. We regularly monitor these and other factors and evaluate our reserves and estimates as additional information becomes available.

     Returns – Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns. While such experience has allowed for reasonable estimations in the past, history may not always be an accurate indicator of future returns. We continually monitor our provision for returns and make adjustments when we believe that actual product returns may differ from established reserves.

     Chargebacks – The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. The Company also markets products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” Mylan enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. We continually monitor our provision for chargebacks and make adjustments when we believe that actual chargebacks may differ from established reserves.

Impairment of Goodwill and Intangible Assets

     The Company has recorded on its balance sheet both goodwill and intangible assets, which consist of patents and technologies, product rights, brand names and trademarks. Historically, goodwill and intangible assets were reviewed for impairment when events or other changes in circumstances had indicated that the carrying amount of the assets may not be recoverable. In conjunction with the adoption of the Financial Accounting Standards Board (“FASB”) SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in fiscal 2003, the Company tested all goodwill and intangible assets for impairment. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets. In assessing impairment, valuations were prepared with the assistance of third parties. Because this process involved management making estimates with respect to future sales volumes, pricing, new product launches, anticipated cost environment and overall market conditions and because these estimates formed the basis for the determination of whether or not an impairment charge should be recorded, these estimates were considered to be critical accounting estimates. As of April 1, 2002, the implementation date for SFAS No. 142 and SFAS No. 144, the Company determined through its estimates that no impairment of goodwill or intangible assets existed. As such, no impairment was recorded. The Company will continue to assess the carrying value of its goodwill and intangible assets in accordance with SFAS No. 142 and SFAS No. 144 or when conditions merit.

Legal Matters

     The Company is involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because the potential that an adverse outcome in a legal proceeding could have a material impact on the Company’s financial position or results of operations, such estimates are considered to be critical accounting estimates. After review it was determined at March 31, 2003 that for each of the various unresolved legal proceedings in which we are involved, the conditions mentioned above were not met. As such, no accrual was recorded. The Company will continue to evaluate all legal matters as additional information becomes available.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 142, which provides that goodwill and intangible assets with indefinite lives no longer will be amortized, but will be subject to at least annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. Furthermore, SFAS No. 142 requires that the useful lives of intangible assets acquired before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly.

     We adopted the provisions of SFAS No. 142 effective April 1, 2002. Goodwill and other indefinite-lived intangible assets no longer are amortized. Intangible assets determined to have indefinite lives were tested for potential impairment, and no impairments were indicated. The transitional assessment of goodwill for impairment, as of April 1, 2002, was completed during the quarter ended September 30, 2002, with no indication of impairment. An independent valuation specialist assisted in the determination of the fair values used to test for impairment. Assuming the adoption of SFAS No. 142 had occurred on April 1, 2000 and goodwill and other indefinite-lived assets no longer were amortized, net earnings for fiscal 2002 and 2001 would have increased by $7.2 million for both fiscal years, and earnings per basic and diluted share would have increased by $0.04 per share and $0.03 per share, respectively.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123, which amends SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternatives for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the existing disclosure requirements for all companies with stock-based compensation plans and establishes disclosure requirements for interim periods. In accordance with SFAS No. 123, Mylan will continue to account for its stock option plan using the intrinsic-value-based method as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The disclosure provisions of SFAS No. 148 have been adopted.

     The FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The disclosure requirements of FIN 45 have been adopted by the Company (see Note 15 to the Consolidated Financial Statements). The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. Mylan has not issued or modified any material guarantees since December 31, 2002.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003 or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions are effective July 1, 2003. The Company has not acquired an interest in or created a VIE after January 31, 2003. Management is currently assessing the impact that further adoption of this interpretation will have on the Company’s Consolidated Financial Statements.

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

(ii)	any statement preceded by, followed by or that includes the words “intends,” “estimates,” “believes,” “expects,” “anticipates,” “should,” “could,” or the negative or other variations of these or other similar expressions; and

(iii)	other statements regarding matters that are not historical facts.

     Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. We undertake no duty to update these forward-looking statements, even though our situation may change in the future.

     Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company’s business, including the discussion under the caption “Risk Factors” in Item I of the Company’s Annual Report on Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     The Company is subject to market risk primarily from changes in the market values of investments in marketable debt and equity securities. Additional investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature. Professional portfolio managers manage the majority of our investments. We also invest in nonpublic securities that are classified as other assets on our balance sheet and do not consider these investments to be market risk sensitive.

     The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at March 31, 2003 and 2002:

(in thousands)	2003	2002

Marketable debt securities	$419,135	$435,499
Marketable equity securities	8,769	20,767

	$427,904	$456,266

Marketable Debt Securities

     The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. The investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. Of the $419.1 million invested in marketable debt securities at March 31, 2003, $192.0 million will mature within one year. This short duration to maturity creates minimal exposure to fluctuations in market values for these investments. A significant change in current interest rates could affect the market value of the remaining $227.1 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in an $11.4 million change in marketable debt securities.

Marketable Equity Securities

     Marketable equity securities are primarily managed by professional portfolio managers whose investment objective is to increase fund value through purchasing undervalued common stocks and holding these securities for a period of time. These portfolio managers are continually evaluating the portfolio to ensure that it meets our investment objectives. As of March 31, 2003, a 10% change in the market value of these investments would result in a $0.9 million change in marketable equity securities.

ITEM 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and
Supplementary Financial Information

Mylan Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

March 31,	2003	2002

Assets
Current assets:
Cash and cash equivalents	$258,902	$160,790
Marketable securities	427,904	456,266
Accounts receivable, net	187,587	150,054
Inventories	237,777	195,074
Deferred income tax benefit	104,173	92,642
Prepaid expenses and other current assets	11,868	11,819

Total current assets	1,228,211	1,066,645
Property, plant and equipment, net	178,330	166,531
Intangible assets, net	150,256	168,846
Goodwill	102,581	102,272
Investment in and advances to Somerset	18,024	22,720
Other assets	67,821	92,866

Total assets	$1,745,223	$1,619,880

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Trade accounts payable	$66,017	$36,534
Income taxes payable	50,600	61,192
Current portion of long-term obligations	1,586	16
Cash dividends payable	6,031	5,067
Litigation settlements	32,630	4,014
Other current liabilities	108,907	68,224

Total current liabilities	265,771	175,047
Long-term obligations	19,943	23,883
Deferred income tax liability	13,177	18,711

Total liabilities	298,891	217,641

Shareholders’ equity
Preferred stock - par value $0.50 per share
Shares authorized: 5,000,000
Shares issued: none	—	—
Common stock - par value $0.50 per share
Shares authorized: 300,000,000
Shares issued: 200,602,841 in 2003 and 198,300,792 in 2002	100,301	99,150
Additional paid-in capital	354,501	316,669
Retained earnings	1,330,933	1,080,736
Accumulated other comprehensive earnings	3,718	7,920

	1,789,453	1,504,475
Less treasury stock – at cost
Shares: 19,428,962 in 2003 and 8,719,550 in 2002	343,121	102,236

Total shareholders’ equity	1,446,332	1,402,239

Total liabilities and shareholders’ equity	$1,745,223	$1,619,880

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Consolidated Statements of Earnings
(in thousands, except per share data)

Fiscal year ended March 31,	2003	2002	2001

Net revenues	$1,269,192	$1,104,050	$846,696
Cost of sales	597,756	480,111	464,521

Gross profit	671,436	623,939	382,175
Operating expenses:
Research and development	86,748	58,847	64,385
Selling and marketing	65,625	59,913	59,238
General and administrative	107,445	110,000	91,974
Litigation settlements, net	(2,370)	—	147,000

Earnings from operations	413,988	395,179	19,578
Equity in loss of Somerset	(4,573)	(4,719)	(1,477)
Other income, net	17,098	17,863	39,912

Earnings before income taxes	426,513	408,323	58,013
Provision for income taxes	154,160	148,072	20,885

Net earnings	$272,353	$260,251	$37,128

Earnings per common share:
Basic	$1.47	$1.38	$0.20

Diluted	$1.45	$1.36	$0.20

Weighted average common shares outstanding:
Basic	185,859	188,288	188,682

Diluted	188,220	191,052	190,124

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share and per share data)

Fiscal year ended March 31,	2003	2002	2001

Common stock – shares issued:
Shares at beginning of year	198,300,792	196,034,643	195,416,352
Fractional shares issued relative to the stock split	942	—	—
Stock options exercised	2,301,107	2,266,149	618,291

Shares at end of year	200,602,841	198,300,792	196,034,643

Treasury stock:
Shares at beginning of year	(8,719,550)	(8,597,870)	(1,340,247)
Shares acquired upon the exercise of stock options	(15,212)	(121,680)	(6,248)
Issuance of treasury stock	—	—	31,275
Stock purchases	(10,694,200)	—	(7,282,650)

Shares at end of year	(19,428,962)	(8,719,550)	(8,597,870)

Common shares outstanding	181,173,879	189,581,242	187,436,773

Common stock, $0.50 par:
Balance at beginning of year	$99,150	$98,017	$97,709
Stock options exercised	1,151	1,133	308

Balance at end of year	100,301	99,150	98,017

Additional paid-in capital:
Balance at beginning of year	316,669	290,315	283,824
Fractional shares issued relative to the stock split	33	—	—
Stock options exercised	29,627	22,645	5,289
Issuance of treasury shares	—	—	102
Tax benefit of stock option plans	8,172	3,709	1,100

Balance at end of year	354,501	316,669	290,315

Retained earnings:
Balance at beginning of year	1,080,736	840,741	823,570
Net earnings	272,353	260,251	37,128
Dividends declared ($0.12 per share for fiscal 2003, $0.11 per share for fiscal 2002 and 2001)	(22,156)	(20,256)	(19,957)

Balance at end of year	1,330,933	1,080,736	840,741

Accumulated other comprehensive earnings:
Balance at beginning of year	7,920	2,983	6,936
Net unrealized (loss) gain on marketable securities	(4,202)	4,937	(3,953)

Balance at end of year	3,718	7,920	2,983

Treasury stock, at cost:
Balance at beginning of year	(102,236)	(99,520)	(8,316)
Shares acquired upon the exercise of stock options	(344)	(2,716)	(109)
Issuance of treasury stock	—	—	361
Stock purchases	(240,541)	—	(91,456)

Balance at end of year	(343,121)	(102,236)	(99,520)

Total shareholders’ equity	$1,446,332	$1,402,239	$1,132,536

Comprehensive earnings:
Net earnings	$272,353	$260,251	$37,128
Other comprehensive (loss) earnings, net of tax:
Net unrealized holding gains (losses) on securities	4,140	5,195	(2,863)
Reclassification for gains included in net earnings	(8,342)	(258)	(1,090)

Other comprehensive (loss) earnings, net of tax	(4,202)	4,937	(3,953)

Comprehensive earnings	$268,151	$265,188	$33,175

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

Fiscal year ended March 31,	2003	2002	2001

Cash flows from operating activities:
Net earnings	$272,353	$260,251	$37,128
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	40,580	46,111	42,392
Realized gain on sale of marketable securities	(12,829)	(398)	(1,676)
Gain on sale of certain intangible assets	—	—	(4,367)
Deferred income tax benefit	(22,025)	(36,021)	(28,222)
Equity in loss of and cash received from Somerset	3,760	4,901	1,840
Loss (earnings) from limited liability partnerships	2,086	(7,113)	(13,957)
Changes in estimated sales allowances	79,895	95,728	34,343
Write-down of investments and intangible assets	7,571	2,982	11,131
Litigation settlements, net	(2,370)	—	147,000
Receipts from litigation settlements	35,000	—	—
Litigation settlement deposits	(4,014)	(7,986)	(135,000)
Other non-cash items	3,214	1,162	2,531
Changes in operating assets and liabilities:
Accounts receivable	(113,155)	4,563	(70,590)
Inventories	(42,558)	(30,696)	(17,203)
Trade accounts payable	29,183	(12,394)	30,947
Income taxes	4,801	30,553	29,064
Other operating assets and liabilities, net	31,651	(5,172)	580

Net cash provided from operating activities	313,143	346,471	65,941

Cash flows from investing activities:
Proceeds from (purchase of):
Capital assets	(32,595)	(20,621)	(24,651)
Reduction of investment in a limited liability partership	1,359	9,535	52,207
Sale of certain intangible assets	—	—	12,800
Sale of fixed assets	30	4,848	1,076
Other and intangible assets	(2,528)	(8,195)	(7,520)
Marketable securities	(821,902)	(819,038)	(104,029)
Sale of marketable securities	871,904	426,045	141,782

Net cash provided from (used in) investing activities	16,268	(407,426)	71,665

Cash flows from financing activities:
Payments on long-term obligations	—	(8,095)	(5,987)
Cash dividends paid	(21,192)	(20,195)	(20,144)
Purchase of common stock	(240,541)	—	(91,456)
Proceeds from exercise of stock options	30,434	20,852	5,671

Net cash used in financing activities	(231,299)	(7,438)	(111,916)

Net increase (decrease) in cash and cash equivalents	98,112	(68,393)	25,690
Cash and cash equivalents – beginning of year	160,790	229,183	203,493

Cash and cash equivalents – end of year	$258,902	$160,790	$229,183

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$—	$238	$867

Income taxes	$171,382	$152,145	$20,052

Non-cash investing activities:
Marketable securities received from liquidation of investment in limited liability partnership	$16,445	$—	$—

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.

Notes to Consolidated Financial Statements

Note 1. Nature of Operations

Mylan Laboratories Inc. and its subsidiaries (“the Company” or “Mylan”) are engaged in the development, manufacture and distribution of pharmaceutical products for resale by others. The principal markets for these products are proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers, institutions, and public and governmental agencies within the United States.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Mylan Laboratories Inc. and those of its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents. Cash equivalents are composed of highly liquid investments with an original maturity of three months or less at the date of purchase.

Marketable Securities. Marketable securities are classified as available for sale and are recorded at fair value based on quoted market prices, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive earnings as a component of shareholders’ equity. Net gains and losses on sales of securities available for sale are computed on a specific security basis and included in other income.

Concentrations of Credit Risk. Financial instruments that potentially subject us to credit risk consist principally of interest-bearing investments and accounts receivable.

We invest our excess cash in high-quality, liquid money market instruments (principally commercial paper, and government and government agency notes and bills) maintained by financial institutions. We maintain deposit balances at certain of these financial institutions in excess of federally insured amounts.

We perform ongoing credit evaluations of our customers and generally do not require collateral. Approximately 61% and 64% of the accounts receivable balances represent amounts due from four customers at March 31, 2003 and 2002, respectively. Total allowances for doubtful accounts were $8,438,000 and $6,622,000 at March 31, 2003 and 2002, respectively.

Inventories. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (3 to 10 years for machinery and equipment and 15 to 39 years for buildings and improvements). We periodically review the original estimated useful lives of assets and make adjustments when appropriate. Depreciation expense was $20,780,000, $19,729,000 and $19,075,000 for fiscal years 2003, 2002 and 2001, respectively.

Intangible Assets. Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from 2 to 20 years. We periodically review the original estimated useful lives of assets and make adjustments when appropriate.

Impairment of Long-Lived Assets. The carrying values of long-lived assets, which includes property, plant and equipment and intangible assets with definite lives, are evaluated periodically in relation to the expected future cash flows of the underlying assets. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value.

Goodwill and indefinite-lived intangibles are tested at least annually for impairment. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.

Other Assets. Investments in business entities in which we have the ability to exert significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and adjusted for dividends and undistributed earnings and losses.

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

Other assets are periodically reviewed for other-than-temporary declines in fair value. Other-than-temporary declines in fair value are identified by evaluating market conditions and the entity’s ability to achieve forecast and regulatory submission guidelines, as well as the entity’s overall financial condition.

Revenue Recognition. We recognize revenue for product sales upon shipment when title and risk of loss pass to our customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks, and other promotional programs, are reasonably determinable. The following briefly describes the nature of each provision and how such provisions are estimated.

Discounts are reductions to invoiced amounts offered to our customers for payment within a specified period and are estimated upon shipment utilizing historical customer payment experience.

Rebates are offered to our key customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to our customers. We are able to estimate provisions for rebates and other promotional programs based on the specific terms in each agreement at the time of shipment.

Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns.

Price adjustments, also referred to as “shelf stock adjustments” are credits issued to reflect decreases in the selling prices of our products which our customer has remaining in its inventory at the time of the price reduction. Decreases in our selling prices are discretionary decisions made by us to reflect market conditions. Amounts recorded for estimated shelf stock adjustments are based upon specified terms with direct customers, estimated launch dates of competing products, estimated declines in market price and estimates of inventory held by the customer.

We have agreements with certain indirect customers, such as independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, which establish contract prices for certain of our products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels.

Accounts receivable are presented net of allowances relating to the above provisions, which were $283,013,000 and $210,074,000 at March 31, 2003 and 2002, respectively. Other current liabilities include $33,096,000 and $26,140,000 at March 31, 2003 and 2002, respectively, for certain rebates and other adjustments that are paid to indirect customers.

Three of our customers accounted for 20%, 16% and 14%, respectively, of net revenues in fiscal 2003 and 14%, 15% and 14%, respectively, of net revenues in fiscal 2002. Two of our customers accounted for 14% and 11%, respectively, of net revenues in fiscal 2001.

Research and Development. Research and development expenses are charged to operations as incurred.

Advertising Costs. Advertising costs are expensed as incurred and amounted to $6,381,000, $7,315,000 and $7,250,000 in fiscal years 2003, 2002 and 2001, respectively.

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

Stock Split. On January 27, 2003, the Company effected a three-for-two split of its common stock. All share and per share amounts contained in the Consolidated Financial Statements, and in these notes, have been adjusted for all periods to reflect the stock split.

Earnings per Common Share. Basic earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding for the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of stock options granted, excluding antidilutive shares, under our stock option plans (see Note 12). Antidilutive shares of 3,236,100, 195,000 and 5,384,930 were excluded from the diluted earnings per common share calculation for fiscal years 2003, 2002 and 2001, respectively.

A reconciliation of basic and diluted earnings per common share is as follows:

(in thousands, except per share data)

Fiscal	2003	2002	2001

Net earnings	$272,353	$260,251	$37,128
Weighted average common shares outstanding	185,859	188,288	188,682
Assumed exercise of dilutive stock options	2,361	2,764	1,442

Diluted weighted average common shares outstanding	188,220	191,052	190,124

Earnings per common share:
Basic	$1.47	$1.38	$0.20
Diluted	$1.45	$1.36	$0.20

Stock Options. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123, we account for our stock option plans under the intrinsic-value-based method as defined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

(in thousands, except per share data)
Fiscal year ended March 31,		2003	2002	2001

Net income, as reported		$272,353	$260,251	$37,128
Deduct:	Total compensation expense determined under fair value based method for all stock awards, net of related tax effects	(19,909)	(20,284)	(11,308)

Pro forma net income		$252,444	$239,967	$25,820
Earnings per share:
	Basic - as reported	$1.47	$1.38	$0.20

	Basic - pro forma	$1.36	$1.27	$0.14

	Diluted - as reported	$1.45	$1.36	$0.20

	Diluted - pro forma	$1.36	$1.26	$0.14

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Because of the uncertainty inherent in such estimates, actual results could differ from those estimates.

Reclassification. Certain prior year amounts were reclassified to conform to the fiscal 2003 presentation.

Fiscal Year. Our fiscal year ends on March 31. All references to fiscal year shall mean the 12 months ended March 31.

Recent Accounting Pronouncements. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which provides that goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to at least annual impairment tests. Intangible assets with finite lives will continue to be amortized over their useful lives. Furthermore, SFAS No. 142 requires that the useful lives of intangible assets acquired before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly.

We adopted the provisions of SFAS No. 142 effective April 1, 2002. Goodwill and other indefinite lived intangible assets are no longer amortized. Intangible assets determined to have indefinite lives were tested for potential impairment, and no impairments were indicated. The transitional assessment of goodwill for impairment, as of April 1, 2002, was completed during the quarter ended September 30, 2002, with no indication of impairment. An independent valuation specialist assisted in the determination of the fair values used to test for impairment. Assuming the adoption of SFAS No. 142 had occurred on April 1, 2000 and goodwill and other indefinite-lived assets were no longer amortized, net earnings for fiscal years 2002 and 2001, would have increased by $7,204,000 for both years to $267,455,000 and $44,332,000, respectively, and earnings per basic and diluted share would have increased by $0.04 per share and $0.03 per share, respectively.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than when a commitment to an exit plan is made. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of this statement will have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 which amends SFAS No. 123. SFAS No. 148 provides alternatives for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the existing disclosure requirements for all companies with stock-based compensation plans and establishes disclosure requirements for interim periods. In accordance with SFAS No. 123, Mylan will continue to account for its stock option plan using the intrinsic-value-based method as defined in APB Opinion No. 25. The disclosure provisions of SFAS No. 148 have been adopted.

The FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This interpretation elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued, and it requires the recognition of a liability at fair value by a guarantor at the inception of a guarantee. The disclosure requirements of FIN 45 have been adopted by the Company (see Note 15). The initial recognition and measurement provisions of FIN 45 are effective on a prospective basis for all guarantees issued or modified after December 31, 2002. Mylan has not issued or modified any material guarantees since December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003 or in which the Company obtains an interest after that date. For VIEs created before February- 1, 2003, the provisions are effective July 1, 2003. The Company has not acquired an interest in or created a VIE after January 31, 2003. Management is currently assessing the impact that further adoption of this interpretation will have on the Company’s Consolidated Financial Statements.

Note 3. Balance Sheet Components

Selected balance sheet components consist of the following at March 31, 2003 and 2002:

(in thousands)	2003	2002

Inventories:
Raw materials	$107,731	$74,782
Work in process	33,990	31,056
Finished goods	96,056	89,236

	$237,777	$195,074

Property, plant and equipment:
Land and improvements	$9,089	$9,039
Buildings and improvements	108,156	107,901
Machinery and equipment	195,300	174,080
Construction in progress	20,346	11,193

	332,891	302,213
Less accumulated depreciation	154,561	135,682

	$178,330	$166,531

Other current liabilities:
Payroll and employee benefit plan accruals	$18,371	$18,936
Accrued rebates	33,096	26,140
Royalties and product license fees	34,465	12,363
Other	22,975	10,785

	$108,907	$68,224

Note 4. Investment in and Advances to Somerset

In November 1988, we acquired 50% of the outstanding common stock of Somerset Pharmaceuticals, Inc. (“Somerset”). We account for this investment using the equity method of accounting.

Equity in loss of Somerset includes our 50% portion of Somerset’s financial results, as well as expense for amortization of intangible assets resulting from the acquisition of our interest in Somerset. Such intangible assets are being amortized using the straight-line basis over 15 years. Amortization expense was $924,000 in each of fiscal years 2003, 2002 and 2001.

Note 5. Marketable Securities

The amortized cost and estimated market values of marketable securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value

March 31, 2003
Debt securities	$416,774	$2,456	$95	$419,135
Equity securities	5,344	4,048	623	8,769

	$422,118	$6,504	$718	$427,904

March 31, 2002
Debt securities	$435,592	$567	$660	$435,499
Equity securities	8,535	13,219	987	20,767

	$444,127	$13,786	$1,647	$456,266

Net unrealized gains on marketable securities are reported net of tax of $2,068,000 and $4,219,000 in fiscal 2003 and fiscal 2002, respectively.

Maturities of debt securities at market value as of March 31, 2003 are as follows:

(in thousands)
Mature within one year	$192,047
Mature in one to five years	75,946
Mature in five years and later	151,142

$419,135

Gross gains of $13,650,000, $1,263,000 and $2,732,000 and gross losses of $821,000, $865,000 and $1,056,000 were realized during fiscal years 2003, 2002 and 2001, respectively.

Note 6. Goodwill and Intangible Assets

Intangible assets, excluding goodwill, consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
(in thousands)	(years)	Cost	Amortization	Value

March 31, 2003
Amortized intangible assets:
Patents and technologies	19	$117,435	$36,126	$81,309
Product rights and licenses	12	107,273	48,301	58,972
Other	19	14,267	5,075	9,192

		$238,975	$89,502	149,473

Intangible assets no longer subject to amortization:
Trademarks				783

				$150,256

March 31, 2002
Amortized intangible assets:
Patents and technologies	19	$119,663	$32,056	$87,607
Product rights and licenses	12	107,907	36,950	70,957
Other	20	24,380	14,881	9,499

		251,950	83,887	168,063
Trademarks		1,331	548	783

		$253,281	$84,435	$168,846

During fiscal 2003, the Company removed from the balance sheet certain intangible assets with an original cost of $13,368,000. Such assets were fully amortized at March 31, 2002 and have no ongoing benefit to current operations. Other intangibles consist principally of non-compete agreements, customer lists and contracts.

Amortization expense for fiscal years 2003, 2002 and 2001 was $18,864,000, $26,382,000 and $23,317,000, respectively, and is expected to be $18,369,000, $16,904,000, $13,355,000, $13,143,000 and $13,066,000 for fiscal years 2004 through 2008, respectively. In accordance with SFAS No. 142, the Company ceased the amortization of goodwill effective April 1, 2002.

Included in general and administrative expenses in fiscal 2001, was a charge of $7,770,000 for the write-off of an intangible asset related to a product license agreement for Zagam®. No such write-offs occurred in fiscal 2003 or fiscal 2002.

Note 7. Other Assets

Other assets consist of the following components at March 31, 2003 and 2002:

(in thousands)	2003	2002

Pooled asset funds	$6,316	$26,144
Cash surrender value	37,306	35,825
Other investments	24,199	30,897

	$67,821	$92,866

Pooled asset funds represent our interest in a limited liability partnership fund that invests in common and preferred stocks, bonds and money market funds. In fiscal 2001, we began to liquidate similar investments in an effort to reduce the impact of market fluctuations. The total amounts liquidated in fiscal 2003 and fiscal 2002 were $17,804,000 and $9,535,000. The remaining investment in the limited liability partnership fund is accounted for using the equity method. We record our share of earnings or losses as other income or expense with the offsetting entry to the corresponding investment account. Earnings (losses) on the pooled asset funds included in other income amounted to ($2,086,000), $7,113,000 and $13,957,000 in fiscal years 2003, 2002 and 2001, respectively. At March 31, 2003 and 2002, the carrying amounts of these investments approximated fair value.

Cash surrender value is related to insurance policies on certain officers and key employees and the value of split-dollar life insurance agreements with certain former executive officers.

Other investments principally consist of an investment in a foreign entity and a building held for sale. Our investment in a foreign entity is accounted for using the cost method of accounting and was $14,273,000 as of March 31, 2003 and $20,000,000 as of March 31, 2002. The March 31, 2003 balance reflects a charge of $5,727,000 recorded in the fourth quarter of fiscal 2003 to adjust the carrying value of this investment to its estimated fair value. Subsequent to March 31, 2003, the Company sold its ownership interest in this foreign entity back to that entity for approximately $15,000,000. According to the agreement, Mylan will receive $10,000,000 in fiscal 2004 and the remainder in fiscal 2005.

As a result of a settlement in August 2000, we received the rights to an office building in Santa Monica, California. The building is currently being leased to the former owner under an operating lease that expires in October 2003. The lease agreement allows the former owner to purchase the building upon expiration of the lease.

Based on a periodic review of other investments, excluding the investment in a foreign entity as discussed above, for other-than-temporary declines in fair value, we recorded adjustments of $566,000, $1,821,000 and $2,670,000 in fiscal years 2003, 2002 and 2001, respectively, to reduce the carrying value of other assets to their estimated fair value. Such adjustments were recorded as reductions to other income.

Note 8. Revolving Line of Credit

In March 2003, we renewed our agreement with a commercial bank for a revolving line of credit. This one-year line of credit allows Mylan to borrow up to $50,000,000, on an unsecured basis, at an interest rate based on the published daily London Interbank Offered Rate. At the Company’s option, it may elect an alternative base rate as the interest rate by giving written notice to the lender. The agreement does not contain any significant financial covenants. At March 31, 2003 and 2002, we had no outstanding borrowings under this line of credit.

Note 9. Long-Term Obligations

Long-term obligations consist of the following components at March 31, 2003 and 2002:

(in thousands)	2003	2002

Deferred compensation	$18,351	$19,682
Deferred revenue	—	1,948
Retirement benefits	2,901	2,029
Other	277	240

Total long-term obligations	21,529	23,899
Less: Current portion of long-term obligations	1,586	16

Long-term obligations, net of current portion	$19,943	$23,883

Deferred compensation consists of the discounted future payments under individually negotiated agreements with certain key employees and directors. The agreements with certain key employees provide for annual payments ranging from $18,000 to $1,000,000 to be paid over periods commencing at retirement and ranging from ten years to life.

In fiscal 2000, we recorded $9,238,000 in deferred revenue relating to a license and supply agreement. Revenue recognized relating to this agreement in fiscal years 2003, 2002 and 2001 was $1,948,000, $3,897,000 and $3,393,000, respectively.

Note 10. Income Taxes

Income taxes consist of the following components:

(in thousands)

Fiscal	2003	2002	2001

Federal:
Current	$156,823	$161,977	$45,463
Deferred	(18,127)	(32,150)	(26,100)

	138,696	129,827	19,363

State and Puerto Rico:
Current	17,211	20,809	3,772
Deferred	(1,747)	(2,564)	(2,250)

	15,464	18,245	1,522

Income taxes	$154,160	$148,072	$20,885

Pretax earnings	$426,513	$408,323	$58,013

Effective tax rate	36.1%	36.3%	36.0%

Temporary differences and carryforwards that result in the deferred tax assets and liabilities are as follows at March 31, 2003 and 2002:

(in thousands)	2003	2002

Deferred tax assets:
Employee benefits	$9,901	$9,630
Contractual agreements	13,923	7,248
Intangible assets	10,058	8,780
Accounts receivable allowances	87,539	84,440
Inventories	3,810	3,191
Investments	9,077	8,271
Federal tax loss carryforwards	1,002	5,025
Tax credit carryforwards	3,175	5,446

Total deferred tax assets	138,485	132,031

Deferred tax liabilities:
Plant and equipment	10,682	12,515
Intangible assets	33,048	35,519
Investments	3,688	10,008
Other	71	58

Total deferred tax liabilities	47,489	58,100

Deferred tax asset, net	$90,996	$73,931

Classification in the Consolidated Balance Sheets:
Deferred income tax benefit – current	$104,173	$92,642
Deferred income tax liability – noncurrent	13,177	18,711

Deferred tax asset, net	$90,996	$73,931

Deferred tax assets relating to net operating loss carryforwards and research and development tax credit carryforwards were acquired in fiscal 1999 with the acquisition of Penederm. The utilization of these assets is subject to certain limitations set forth in the Internal Revenue Code. In both fiscal 2003 and 2002, we utilized approximately $10,709,000 of the acquired net operating loss carryforwards to reduce the respective tax liability by approximately $3,748,000 each year. As of March 31, 2003 and 2002, we have approximately $2,707,000 and $13,415,000, respectively, of acquired federal tax loss carryforwards of which $644,000 will expire in fiscal 2012 and the remaining amount will expire in fiscal 2013. Acquired federal tax credit carryforwards of $2,092,000 at March 31, 2003 will expire in fiscal years 2004 through 2013. Federal tax credit carryforwards at March 31, 2002 totaled $2,151,000.

We also have $567,000 of research and development tax credits that were deferred until fiscal 2004 due to recent tax law changes.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

Fiscal	2003	2002	2001

Statutory tax rate	35.0%	35.0%	35.0%
State and Puerto Rico income taxes, net	2.6%	2.8%	2.4%
Nondeductible amortization	0.2%	0.6%	4.0%
Tax credits	(1.8%)	(2.1%)	(6.5%)
Other items	0.1%	0.0%	1.1%

Effective tax rate	36.1%	36.3%	36.0%

Tax credits result principally from operations in Puerto Rico and from qualified research and development expenditures, including orphan drug research. State income taxes are shown net of the federal deduction benefit.

Operations in Puerto Rico benefit from incentive grants from the government of Puerto Rico, which partially exempt the Company from income, property and municipal taxes. In fiscal 2001, a new tax grant was negotiated with the government of Puerto Rico extending tax incentives until fiscal 2010. This grant exempts all earnings during this grant period from tollgate tax upon repatriation of cash to the United States. In fiscal 2001, approximately $109,000,000 of cash from pre-fiscal 2001 earnings was repatriated to the United States. Prepaid tollgate tax of $1,508,000 was credited to the government of Puerto Rico to cover the tax due upon this repatriation.

Under Section 936 of the U.S. Internal Revenue Code, Mylan is a “grandfathered” entity and is entitled to the benefits under such statute through fiscal 2006. Our Section 936 federal tax credits totaled approximately $4,732,000 each year in fiscal 2003 and fiscal 2002.

Our federal income tax returns have been audited by the Internal Revenue Service through fiscal 2000.

Note 11. Preferred and Common Stock

In fiscal 1985, the Board of Directors (the “Board”) authorized 5,000,000 shares of $0.50 par value preferred stock. No shares of the preferred stock have been issued.

The Board adopted a Shareholder Rights Plan (the “Rights Plan”) in fiscal 1996. The Rights Plan was adopted to provide our Board with sufficient time to assess and evaluate any takeover bid and explore and develop a reasonable response. Effective November 1999, the Rights Plan was amended to eliminate the special rights held by continuing directors. The Rights Plan will expire on September 5, 2006 unless it is extended or such rights are earlier redeemed or exchanged.

In May 2002, the Board approved a Stock Repurchase Program to purchase up to 15,000,000 shares of our outstanding common stock. This Stock Repurchase Program will be administered through open market or privately negotiated transactions. The purchase of common stock under this program will be at market prices. In fiscal 2003, 10,694,000 shares of common stock were purchased for approximately $240,541,000. Subsequent to March 31, 2003 and through May 28,2003, 1,988,000 shares of common stock were purchased for approximately $55,357,000. In fiscal 2001, we completed a previously approved program with the purchase of 7,282,650 shares for $91,456,000.

In fiscal 2003, the Board approved, subject to approval by the shareholders, an increase in the number of authorized shares of common stock to 600,000,000. The meeting of shareholders is scheduled to take place in July 2003.

Note 12. Stock Option Plan

In 1997, the Board adopted and the shareholders approved the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan (the “Plan”), as amended. Under the Plan, up to 22,500,000 shares of the Company’s common stock may be granted to officers, employees, non-employee directors, and non-employee consultants and agents as either incentive stock options or nonqualified stock options. Options, which may be granted at not less than fair market value on the date of the grant, generally may be exercised within ten years from the date of grant. Nonqualified stock option grants generally vest on the date of grant or equally on the anniversary date of the grant for the first three years. Incentive stock option grants generally have one of the following two vesting schedules: 1) 25% two years from the date of grant, 25% at the end of year three and the remaining 50% at the end of year four or 2) 20% per year for five years. As of March 31, 2003, 4,477,229 shares are available for future grants.

In June 1992, the Board adopted the 1992 Non-employee Director Stock Option Plan (the “Directors’ Plan”), which was approved by the shareholders in April 1993. A total of 900,000 shares of the Company’s common stock were reserved for issuance upon the exercise of stock options which vest at grant and may be granted at not less than fair market value on the date of grant. Options may be exercised within ten years from the date of grant. This plan expired on June 23, 2002.

Additional stock options are outstanding from the expired 1986 Incentive Stock Option Plan and other plans assumed through acquisitions.

The following table summarizes stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at March 31, 2000	6,895,171	$12.29
Options granted	4,883,550	16.25
Options exercised	(618,291)	8.71
Options forfeited	(391,048)	16.27

Outstanding at March 31, 2001	10,769,382	14.15
Options granted	5,509,498	17.61
Options exercised	(2,266,149)	10.40
Options forfeited	(1,169,470)	16.86

Outstanding at March 31, 2002	12,843,261	16.05
Options granted	5,849,352	25.05
Options exercised	(2,301,107)	23.37
Options forfeited	(465,852)	19.00

Outstanding at March 31, 2003	15,925,654	19.69

The following table summarizes information about stock options outstanding as of March 31, 2003:

			Options Outstanding			Options Exercisable

Ranges of Exercise			Number	Average	Average	Number	Average
Price per Share			of Shares	Life (1)	Price (2)	of Shares	Price (2)

$4.66	—	$16.21	2,412,535	6.14	$13.55	2,091,726	$13.28
16.46	—	17.01	2,100,972	7.82	16.59	1,405,349	16.62
17.21	—	17.21	3,176,273	8.20	17.21	845,866	17.21
17.38	—	18.71	2,959,413	8.07	18.18	1,496,637	18.21
19.10	—	28.75	2,134,961	9.16	21.68	748,108	21.19
29.04	—	29.04	3,141,500	9.99	29.04	18,228	29.04

$4.66	—	$29.04	15,925,654	8.30	$19.69	6,605,914	$16.55

(1) Weighted average contractual life remaining in years.

(2) Weighted average exercise price per share.

The number of shares exercisable and the associated weighted average exercise price as of March 31, 2002 and 2001 were 5,248,092 shares at $14.19 per share and 5,112,958 shares at $11.50 per share, respectively.

SFAS No. 123 requires the calculation of the fair value of options granted during each fiscal year. The fair value of options granted in fiscal years 2003, 2002 and 2001, using the Black-Scholes option pricing model, and the assumptions used are as follows:

Fiscal	2003	2002	2001

Volatility	44.0%	48.0%	36.0%
Risk-free interest rate	3.1%	4.8%	5.5%
Dividend yield	0.5%	0.6%	0.6%
Expected term of options (in years)	6.0	5.4	5.8
Weighted average fair value per option	$11.04	$8.34	$6.66

Pro forma disclosure of net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the above assumptions is displayed in Note 2.

In consideration for the exercise of stock options, we received and recorded into treasury stock 15,212 shares valued at $344,000 in fiscal 2003, 121,680 shares valued at $2,716,000 in fiscal 2002 and 6,248 shares valued at $109,000 in fiscal 2001.

Note 13. Employee Benefits

The Company has a plan covering substantially all employees to provide for limited reimbursement of postretirement supplemental medical coverage. In addition, in December 2001, the Supplemental Health Insurance Program for Certain Officers of Mylan Laboratories was adopted to provide full postretirement medical coverage to certain officers and their spouse and dependents. These plans generally provide benefits to employees who meet minimum age and service requirements. We account for these benefits under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The amounts accrued related to these benefits were not material at March 31, 2003 and 2002.

We have defined contribution plans covering essentially all of our employees. Our defined contribution plans consist primarily of a
401(k) retirement plan with a profit sharing component for non-union employees and a 401(k) retirement plan for union employees. Profit sharing contributions are made at the discretion of the Board. The 401(k) company matching contributions are based upon employee contributions or service hours, depending upon the plan. Total employer contributions to all plans for fiscal years 2003, 2002 and 2001 were $9,742,000, $9,756,000 and $4,784,000, respectively.

We provide supplemental life insurance benefits to certain management employees. Such benefits require annual funding and may require accelerated funding in the event that we would experience a change in control.

The production and maintenance employees at the Company’s manufacturing facilities in Morgantown, West Virginia, are covered under a collective bargaining agreement which expires in April 2007. These employees represent approximately 27% of the Company’s total workforce at March 31, 2003.

Note 14. Segment Reporting

We have two reportable operating segments, a Generic Segment and a Brand Segment, based on differences in products, marketing or regulatory approval. Additionally, certain general and administrative expenses, such as legal expenditures, litigation settlements, and non-operating income and expenses are reported in Corporate/Other.

Generic pharmaceutical products are therapeutically equivalent to a brand name product and are marketed primarily to wholesalers, retail pharmacy chains, mail-order pharmacies and group purchasing organizations. These products are approved for distribution by the U.S. Food and Drug Administration (“FDA”) through the Abbreviated New Drug Application (“ANDA”) process.

Brand pharmaceutical products are generally new, patent- protected products marketed directly to health care professionals. These products are approved by the FDA primarily through the New Drug Application (“NDA”) process. Our Brand Segment also includes off-patent brand products, which have prescriber and customer loyalties and brand recognition, as well as branded generics which are responsive to promotional efforts.

The accounting policies of the operating segments are the same as those described in Note 2. The table below presents segment information for the fiscal years identified. For the Generic and Brand Segments, segment profit represents segment gross profit less direct research and development, selling and marketing, and general and administrative expenses. Generic and Brand Segment assets include property, plant and equipment, trade accounts receivable, inventory and intangible assets other than goodwill, and certain other assets. Corporate/Other assets include consolidated cash, cash equivalents, marketable securities, investments in Somerset and other assets, goodwill and all income tax-related assets.

The following table provides a reconciliation of segment information to total consolidated information:

(in thousands)

Fiscal Year Ended March 31,	2003	2002	2001

Net revenues
Generic	$1,012,617	$971,075	$675,118
Brand	256,575	132,975	171,578

Consolidated	$1,269,192	$1,104,050	$846,696

Depreciation and amortization expense
Generic	$19,607	$20,365	$19,772
Brand	17,555	17,336	16,037
Corporate/Other	3,418	8,410	6,583

Consolidated	$40,580	$46,111	$42,392

Segment profit (loss)
Generic	$454,043	$483,068	$187,115
Brand	32,682	(16,212)	26,146
Corporate/Other	(60,212)	(58,533)	(155,248)

Consolidated	$426,513	$408,323	$58,013

Property, plant and equipment additions
Generic	$25,400	$14,313	$18,883
Brand	5,335	5,369	5,231
Corporate/Other	1,860	939	537

Consolidated	$32,595	$20,621	$24,651

March 31,
Segment assets
Generic	$536,171	$470,405	$631,629
Brand	213,016	209,603	251,801
Corporate/Other	996,036	939,872	589,070

Consolidated	$1,745,223	$1,619,880	$1,472,500

In fiscal 2003, Corporate/Other includes a net gain of $2,370 for litigation settlements. In fiscal 2001, Corporate/Other includes the expense of $147,000 for the settlement with the Federal Trade Commission and related litigation (see Note 17).

Note 15. Commitments

We lease certain real property, primarily an office complex in Research Triangle Park, North Carolina, and several warehouses and other facilities, under various operating lease arrangements that expire over the next eight years. These leases generally provide us with the option to renew the lease at the end of the lease term. We have also entered into agreements to lease vehicles, which are typically 24 to 36 months, for use by our sales force and key employees. For fiscal years 2003, 2002 and 2001, we made lease payments of $5,640,000, $4,812,000 and $4,301,000, respectively.

Future minimum lease payments under these commitments are as follows:

(in thousands)	Operating
Fiscal	Leases

2004	$3,084,000
2005	1,991,000
2006	1,672,000
2007	1,671,000
2008	1,849,000
Thereafter	611,000

$10,878,000

We have entered into various product licensing and development agreements. In some of these arrangements, we provide funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Milestones represent the completion of specific contractual events, and it is uncertain if and when these milestones will be achieved. In the event that all projects are successful, milestone and development payments of approximately $16,000,000 would be paid over the next four years.

We have entered into employment agreements with certain executives that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances. Additionally, we have split-dollar life insurance agreements with certain retired executives.

In the normal course of business, Mylan periodically enters into employment, legal settlement and other agreements which incorporate indemnification provisions. While the maximum amount to which Mylan may be exposed under such agreements cannot be reasonably estimated, the Company maintains insurance coverage which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the financial statements with respect to the Company’s obligation under such agreements.

Note 16. Related Parties

In July 2002, the Company terminated an agreement with a consulting firm that had been controlled by Mylan’s Chief Executive Officer. This agreement was terminated prior to the Chief Executive Officer accepting his position with Mylan. Under the agreement, the consulting firm provided strategic advisory services to Mylan. While the agreement was in effect during fiscal 2003 and in fiscal years 2002 and 2001, the consulting firm was paid $380,000, $1,565,000 and $125,000, respectively.

A director of the Company is the chief executive officer of a bank in which the Company had on deposit $10,011,000 and $7,155,000 in a money market account representing 4% and 5% of the bank’s total deposits at March 31, 2003 and 2002, respectively.

In February 2003, a director of the Company, who also became an officer of the Company in March 2002, terminated an “of counsel” relationship he had with a law firm that has been providing legal services to the Company for over 15 years. Fees paid to that firm for legal services rendered to the Company totaled $6,302,000, $3,325,000 and $1,218,000 in fiscal years 2003, 2002 and 2001, respectively.

A member of the Company’s management is a consultant to a company that provides services to assist Mylan with its biostudies. He is currently a minority shareholder of that company; however, in prior years, was the principal owner. His son is the owner of a company that performs registry services for a product marketed by the Company. These agreements have varying terms with the latest expiring in 2010 and provide for the reimbursement of services on a cost plus basis. This member of management is also an investor in a company that provides on-site medical units to certain subsidiaries and whose son is a principal officer. Total expenses for all the services provided under these related party arrangements were $14,959,000, $8,356,000 and $9,405,000 in fiscal 2003, 2002 and 2001, respectively.

Mylan holds an equity interest in a supplier. During fiscal years 2003, 2002 and 2001, Mylan paid $3,715,000, $18,287,000 and $1,168,000, respectively, to the supplier in return for certain raw materials used in production and $3,698,000 and $350,000 in fiscal 2003 and fiscal 2002, respectively, for royalties under a product licensing agreement with this supplier. No royalties were paid in fiscal 2001.

Note 17. Contingencies

Legal Proceedings

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. An adverse outcome in any of these proceedings could have a material adverse effect on the Company’s financial position and results of operations.

Paclitaxel

In June 2001, NAPRO Biotherapeutics Inc. (“NAPRO”) and Abbott Laboratories Inc. (“Abbott”) filed suit against the Company in the U.S. District Court for the Western District of Pennsylvania. Plaintiffs allege that the Company’s manufacture, use and sale of its paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such equitable and other relief as the court deems just and proper. The Company began selling its paclitaxel product in July 2001.

Nifedipine

In February 2001, Biovail Laboratories Inc. (“Biovail”) filed suit against the Company and Pfizer Inc. (“Pfizer”) in the U.S. District Court for the Eastern District of Virginia alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine.

The Company filed a motion to transfer the case to the U.S. District Court for the Northern District of West Virginia, which was granted. The Company has been named as a defendant in five other putative class action suits alleging antitrust claims based on the same alleged conduct. Two of the class actions have been dismissed in their entirety, and the remaining actions have been dismissed in part and consolidated into a single proceeding. The plaintiffs in the remaining actions, as well as Biovail, are seeking unspecified compensatory and treble damages, attorneys’ fees, costs of litigation, restitution, disgorgement, and declaratory and injunctive relief.

Average Wholesale Price Litigation

The Company, along with a number of other pharmaceutical manufacturers, has been named as a defendant in four lawsuits filed in the state courts of California in which the plaintiffs allege the defendants unlawfully, unfairly and fraudulently manipulated the reported average wholesale price of various products, allegedly to increase third-party reimbursements to others for their products. One of these lawsuits was voluntarily dismissed by the plaintiff. None of the three remaining cases has been certified as a class action, although all three cases seek class action and representative status. Plaintiffs seek equitable relief in the form of disgorgement and restitution, attorneys’ fees and costs of litigation.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

Previously Reported Matters That Have Been Resolved

Verapamil ER

In July 2001, Biovail filed a demand for arbitration against the Company with the American Arbitration Association. The dispute related to a supply agreement under which the Company supplied extended-release verapamil to Biovail. The Company previously identified this matter as a case in which an adverse outcome could have had a material adverse effect on the Company’s financial position and results of operations. On March 31, 2003, the Company announced that an award had been entered by the arbitrators in Biovail’s favor in the amount of approximately $4.2 million, plus interest, and the transfer to Biovail of certain know-how relating to the manufacture of verapamil. This amount was accrued for at March 31, 2003.

Zagam®

The Company filed suit against Aventis Pharmaceuticals, Inc., successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in the U.S. Federal District Court for the Western District of Pennsylvania in May 2001, and the defendants counterclaimed against the Company. The Company previously identified this matter as a case in which an adverse outcome could have had a material adverse effect on the Company’s financial position and results of operations. In April 2003, the Company entered into a settlement of the matter pursuant to which the Company is to receive a payment of $12.5 million, the dismissal of the defendants’ counterclaims and termination of the agreements in question.

Buspirone

In fiscal 2003, the Company reached an agreement in principle with Bristol-Myers Squibb (“BMS”) which would resolve all disputes between the companies related to buspirone and paclitaxel, BMS’ Buspar® and Taxol®, respectively, when finalized. That settlement has now become final and the Company has received a one-time payment of approximately $35.0 million, and non-exclusive, paid-up, royalty free, irrevocable licenses under any applicable BMS patents to manufacture, market and sell buspirone and paclitaxel. The $35.0 million is included in litigation settlements, net in the Consolidated Statements of Earnings.

Lorazepam and Clorazepate

On March 31, 2003, the Company announced a tentative settlement of a direct purchaser class action related to the sale of lorazepam and clorazepate for a total amount of $35.0 million. Mylan’s co-defendants agreed to an initial contribution of approximately $7.0 million toward the $35.0 million settlement. Mylan’s obligation was accrued at March 31, 2003. The co-defendants’ contribution was subsequently increased by agreement with Mylan by an additional $10.0 million, which reduces Mylan’s share of the total settlement to approximately $18.0 million. Mylan is to receive the $10.0 million in five annual payments of $2.0 million each. On April 11, 2003, the U.S. District Court for the District of Columbia granted tentative approval of the settlement of the class action. This settlement does not include several related cases, and the Company does not believe that an adverse result in any of the remaining lorazepam and clorazepate cases, collectively or individually, would have a material adverse effect on the Company’s financial position or results of operations.

Independent Auditors’ Report

Board of Directors and Shareholders
Mylan Laboratories Inc.:

We have audited the accompanying consolidated balance sheets of Mylan Laboratories Inc. and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Laboratories Inc. and subsidiaries as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective April 1, 2002.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
April 30, 2003 (May 28, 2003 as to Note 11)

Mylan Laboratories Inc.
Supplementary Financial Information

Quarterly Financial Data
(in thousands, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year(1)

Fiscal 2003
Net revenues	$275,473	$319,539	$320,494	$353,686	$1,269,192
Gross profit	147,602	166,732	169,576	187,526	671,436
Net earnings	61,849	68,229	68,432	73,843	272,353
Earnings per share:
Basic	$0.33	$0.36	$0.37	$0.41	$1.47
Diluted	$0.32	$0.36	$0.37	$0.40	$1.45
Share prices(2):
High	$21.27	$22.62	$23.27	$29.04	$29.04
Low	$16.77	$18.33	$19.73	$23.66	$16.77
Fiscal 2002
Net revenues	$237,933	$286,328	$297,191	$282,598	$1,104,050
Gross profit	121,859	163,777	177,372	160,931	623,939
Net earnings	50,648	64,136	78,176	67,291	260,251
Earnings per share:
Basic	$0.27	$0.34	$0.41	$0.36	$1.38
Diluted	$0.27	$0.34	$0.41	$0.35	$1.36
Share prices(2):
High	$21.21	$23.77	$25.27	$24.13	$25.27
Low	$16.01	$18.87	$20.90	$19.64	$16.01

(1)	The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

(2)	New York Stock Exchange symbol: MYL

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information required by this Item is set forth in our 2003 Proxy Statement and is incorporated herein by reference.

ITEM 11. Executive Compensation

     The information required by this Item is set forth in our 2003 Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is set forth in our 2003 Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this Item is set forth in our 2003 Proxy Statement and is incorporated herein by reference.

ITEM 14. Controls and Procedures

     During the 90-day period prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1. Consolidated Financial Statements

     The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.

     2.     Financial Statement Schedules

MYLAN LABORATORIES INC.
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
		Charged to
	Beginning	Costs and		Ending
Description	Balance	Expenses	Deductions	Balance

Allowance for Doubtful Accounts:
Fiscal Year Ended
March 31, 2003	$6,622	$2,772	$956	$8,438
March 31, 2002	$5,049	$4,270	$2,697	$6,622
March 31, 2001	$3,614	$1,610	$175	$5,049

     3.     Exhibits

3.1	Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 4.2 to the Form S-8 on December 23, 1997, (registration number 333-43081) and incorporated herein by reference.

3.2	Second amended and restated By-laws of the registrant, as amended to date, filed herewith.

4.1	Rights Agreement, as amended to date, between the Company and American Stock Transfer & Trust Co., filed as Exhibit 4.1 to Form 8-K dated August 30, 1996, and incorporated herein by reference. Amendment is incorporated herein by reference to Exhibit 1 to Form 8-K/A dated March 31, 2000.

10.1	Mylan Laboratories Inc. 1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference.

10.2	Mylan Laboratories Inc. 1997 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference.

10.3	Mylan Laboratories Inc. 1992 Nonemployee Director Stock Option Plan, as amended to date, filed as Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.

10.4	Executive Employment Agreement with Stuart A. Williams dated March 1, 2002, filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

10.5	Executive Employment Agreement with Edward J. Borkowski dated March 4, 2002, filed as Exhibit 10.6 to Form 10-K for the fiscal year ended March 31, 2002, and incorporated herein by reference.

10.6	Salary Continuation Plan with C.B. Todd dated January 27, 1995, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.

10.7	Salary Continuation Plan with Louis J. DeBone dated March 14, 1995, filed as Exhibit 10(c) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.

10.8	Salary Continuation Plan with John P. O’Donnell dated March 14, 1995, as amended to date, filed as Exhibit 10.9 to Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

10.9	Salary Continuation Plan with Milan Puskar dated January 27, 1995, as amended, and Patricia Sunseri dated March 14, 1995, as amended, filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended September 30, 2001, and incorporated herein by reference.

10.10	Split Dollar Life Insurance Arrangement with Milan Puskar Irrevocable Trust filed as Exhibit 10(h) to Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.

10.11	Service Benefit Agreement with Laurence S. DeLynn, John C. Gaisford, M.D. and Robert W. Smiley, Esq. each dated January 27, 1995, and filed as Exhibit 10(g) to Form 10-K for fiscal year ended March 31, 1995, and incorporated herein by reference.

10.12	Transition and Succession Agreement dated November 10, 1999, as amended to date, with Milan Puskar, Patricia Sunseri, Roderick P. Jackson, Louis J. DeBone and John P. O’Donnell, filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended December 31, 2001, and incorporated herein by reference.

10.13	Executives’ Retirement Savings Plan, filed as Exhibit 10.14 to Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.

10.14	Supplemental Health Insurance Program For Certain Officers of Mylan Laboratories Inc., effective December 15, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended December 31, 2001, and incorporated herein by reference.

10.15	Executive Employment Agreement with Robert J. Coury, dated July 22, 2002, filed as Exhibit 10.1 to Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.16	Executive Employment Agreement with Louis J. DeBone, dated July 22, 2002, filed as Exhibit 10.2 to Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.17	Executive Employment Agreement with John P. O’Donnell, dated July 22, 2002, filed as Exhibit 10.3 to Form 10-Q for the quarterly period ended June 30, 2002, and incorporated herein by reference.

10.18	Consulting and Counseling Agreement with Coury Investment Advisors, Inc., dated October 1, 2002, and filed herewith.

21.1	Subsidiaries of the registrant, filed herewith.

23.1	Independent Auditors’ consent, filed herewith.

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          On January 15, 2003, the Company filed a Report on Form 8-K announcing a three-for-two stock split.

          On February 18, 2003, the Company filed a Report on Form 8-K which included a presentation to investors. This filing was amended by a Report on Form 8-KA filed on February 27, 2003.

SIGNATURES

          Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on June 20, 2003.

Mylan Laboratories Inc.

by	/s/ ROBERT J. COURY

Robert J. Coury
Vice Chairman of the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 20, 2003.

Signature	Title

/s/ ROBERT J. COURY	Vice Chairman, Chief Executive Officer and Director
(Principal Executive Officer)
Robert J. Coury

/s/ EDWARD J. BORKOWSKI	Chief Financial Officer
(Principal Financial Officer)
Edward J. Borkowski

/s/ GARY E. SPHAR	V.P. — Corporate Controller
(Principal Accounting Officer)
Gary E. Sphar

/s/ MILAN PUSKAR	Chairman and Director

Milan Puskar

/s/ WENDY CAMERON	Director

Wendy Cameron

/s/ LAURENCE S. DELYNN	Director

Laurence S. DeLynn

/s/JOHN C. GAISFORD, M.D.	Director

John C. Gaisford, M.D.

/s/ DOUGLAS J. LEECH	Director

Douglas J. Leech

/s/PATRICIA A. SUNSERI	Director

Patricia A. Sunseri

/s/ C.B. TODD	Director

C.B. Todd

/s/ DR. R.L. VANDERVEEN	Director

Dr. R.L. Vanderveen, Ph.D., R.Ph

/s/ STUART A. WILLIAMS, ESQ.	Director

Stuart A. Williams, Esq.

Sarbanes-Oxley Section 302 Certification

I, Robert J. Coury, certify that:

1.	I have reviewed this annual report on Form 10-K of Mylan Laboratories Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period[s] presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003

/s/ Robert J. Coury Robert J. Coury Chief Executive Officer, Mylan Laboratories Inc.

Sarbanes-Oxley Section 302 Certification

I, Edward J. Borkowski, certify that:

1.	I have reviewed this annual report on Form 10-K of Mylan Laboratories Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period[s] presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 20, 2003

/s/ Edward J. Borkowski Edward J. Borkowski Chief Financial Officer, Mylan Laboratories Inc.