Form 10-Q
period 2003-06-30
MYLAN LABORATORIES INC
filed 2003-08-14
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-9114

MYLAN LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	25-1211621 (I.R.S. Employer Identification No.)

1500 Corporate Drive
Suite 400
Canonsburg, Pennsylvania 15317
(Address of principal executive offices)
(Zip Code)

(724) 514-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ✓        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes      ✓        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	August 5, 2003
$0.50 par value	178,902,102

MYLAN LABORATORIES INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
June 30, 2003

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION

Item 1:	Financial Statements

	Condensed Consolidated Statements of Earnings

	-- Three Months Ended June 30, 2003 and 2002	2

	Condensed Consolidated Balance Sheets

	-- June 30, 2003, and March 31, 2003	3

	Condensed Consolidated Statements of Cash Flows

	-- Three Months Ended June 30, 2003 and 2002	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2:	Management's Discussion and Analysis of Results of

	Operations and Financial Condition	12

Item 3:	Quantitative and Qualitative Disclosures About

	Market Risk	25

Item 4:	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1:	Legal Proceedings	26

Item 6:	Exhibits and Reports on Form 8-K	29

SIGNATURES		30

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(unaudited; in thousands, except per share amounts)

Three Months Ended June 30,	2003	2002

Net revenues	$331,408	$275,473

Cost of sales	153,979	127,871

Gross profit	177,429	147,602

Operating expenses:

Research & development	24,739	16,843

Selling & marketing	17,836	16,887

General & administrative	29,608	19,221

Litigation settlements	(21,669)	—

Total operating expenses	50,514	52,951

Earnings from operations	126,915	94,651

Other income, net	3,105	1,988

Earnings before income taxes	130,020	96,639

Provision for income taxes	46,157	34,790

Net earnings	$83,863	$61,849

Earnings per common share:

Basic	$0.47	$0.33

Diluted	$0.46	$0.32

Weighted average common shares:

Basic	180,147	188,928

Diluted	184,085	190,432

Cash dividend declared per common share	$0.03	$0.03

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	June 30,	March 31,
	2003	2003

Assets

Current assets:

Cash and cash equivalents	$208,157	$258,902

Marketable securities	435,843	427,904

Accounts receivable, net	165,916	187,587

Inventories	258,166	237,777

Deferred income tax benefit	89,065	104,173

Other current assets	22,249	11,868

Total current assets	1,179,396	1,228,211

Property, plant and equipment, net	182,511	178,330

Intangible assets, net	145,571	150,256

Goodwill	102,649	102,581

Investment in and advances to Somerset	16,130	18,024

Other assets	66,484	67,821

Total assets	$1,692,741	$1,745,223

Liabilities and shareholders’ equity

Liabilities

Current liabilities:

Trade accounts payable	$54,537	$66,017

Income taxes payable	25,936	50,600

Other current liabilities	108,466	149,154

Total current liabilities	188,939	265,771

Long-term obligations	20,099	19,943

Deferred income tax liability	17,842	13,177

Total liabilities	226,880	298,891

Shareholders’ equity

Common stock	100,684	100,301

Additional paid-in capital	365,974	354,501

Retained earnings	1,408,821	1,330,933

Accumulated other comprehensive earnings	4,369	3,718

	1,879,848	1,789,453

Less: treasury stock at cost	413,987	343,121

Total shareholders’ equity	1,465,861	1,446,332

Total liabilities and shareholders’ equity	$1,692,741	$1,745,223

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

Three Months Ended June 30,	2003	2002

Cash flows from operating activities:

Net earnings	$83,863	$61,849

Adjustments to reconcile net earnings to net cash provided from operating activities:

Depreciation and amortization	10,326	10,180

Realized gain on sale of marketable securities	(528)	—

Deferred income tax expense (benefit)	18,520	(3,098)

Net earnings from equity method investees	1,136	106

Changes in estimated sales allowances	6,442	12,363

Other non-cash items	(197)	797

Gain from litigation settlements	(21,669)	—

Receipts from litigation settlements	12,500	—

Payments of litigation settlements	(32,630)	(4,014)

Changes in operating assets and liabilities:

Accounts receivable	15,548	(38,405)

Inventories	(20,389)	(12,823)

Trade accounts payable	(11,480)	6,667

Income taxes	(23,760)	(15,006)

Other operating assets and liabilities, net	(7,103)	3,046

Net cash provided from operating activities	30,579	21,662

Cash flows from investing activities:

Capital expenditures	(9,634)	(5,762)

Purchase of marketable securities	(235,203)	(213,303)

Proceeds from sale of marketable securities	228,777	163,404

Other items, net	(223)	(66)

Net cash used in investing activities	(16,283)	(55,727)

Cash flows from financing activities:

Cash dividends paid	(6,031)	(5,055)

Purchase of common stock	(70,866)	(40,853)

Proceeds from exercise of stock options	11,856	4,162

Net cash used in financing activities	(65,041)	(41,746)

Net decrease in cash and cash equivalents	(50,745)	(75,811)

Cash and cash equivalents — beginning of period	258,902	160,790

Cash and cash equivalents — end of period	$208,157	$84,979

Additional disclosures:

Cash paid for income taxes	$51,398	$52,893

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited; in thousands, except share and per share amounts)

1.	General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of Mylan Laboratories Inc. and Subsidiaries (“Mylan” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes or other financial information included in audited financial statements have been condensed or omitted. The accompanying interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

Certain prior year amounts were reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders’ equity.

The interim results of operations for the three months ended June 30, 2003, and the interim cash flows for the three months ended June 30, 2003, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

On January 27, 2003, the Company effected a three-for-two split of its common stock. All share and per share amounts contained in the interim financial statements, and in these notes, were adjusted for all periods to reflect the stock split.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $289,420 and $283,013 as of June 30, 2003, and March 31, 2003. Other current liabilities include $33,131 and $33,096 at June 30, 2003, and March 31, 2003, for certain rebates and other adjustments that are payable to indirect customers.

3.	Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions are effective July 1, 2003. The Company has not acquired an interest in or created a VIE after January 31, 2003. The Company has completed its assessment and determined that the adoption of FIN 46 will not have a material impact on the Company’s financial position or results of operations.

4.	Balance Sheet Components

Selected balance sheet components consist of the following:

	June 30,	March 31,
	2003	2003

Inventories:

Raw materials	$112,856	$107,731

Work in process	37,651	33,990

Finished goods	107,659	96,056

	$258,166	$237,777

Property, plant and equipment:

Land and improvements	$9,089	$9,089

Buildings and improvements	114,951	108,156

Machinery and equipment	200,449	195,300

Construction in progress	17,265	20,346

	341,754	332,891

Less — accumulated depreciation	159,243	154,561

	$182,511	$178,330

Other current liabilities:

Accrued rebates	$33,131	$33,096

Payroll and employee benefit plan accruals	24,895	18,371

Royalties and product license fees	22,041	34,465

Cash dividends payable	5,974	6,031

Current portion of long-term obligations	1,586	1,586

Litigation settlements	—	32,630

Other	20,839	22,975

	$108,466	$149,154

5.	Earnings per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options outstanding. The effect of dilutive stock options on the weighted average number of common shares outstanding was 3,938,000 and 1,504,000 for the three months ended June 30, 2003 and 2002.

Antidilutive stock options of 3,187 and 1,063,500 were excluded from the diluted earnings per common share calculation for the three months ended June 30, 2003 and 2002.

6.	Intangible Assets

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(years)	Cost	Amortization	Value

June 30, 2003

Amortized intangible assets:

Patents and technologies	19	$117,435	$37,669	$79,766

Product rights and licenses	12	104,843	48,832	56,011

Other	19	14,267	5,256	9,011

		$236,545	$91,757	144,788

Intangible assets no longer subject to amortization:

Trademarks				783

				$145,571

March 31, 2003

Amortized intangible assets:

Patents and technologies	19	$117,435	$36,126	$81,309

Product rights and licenses	12	107,273	48,301	58,972

Other	19	14,267	5,075	9,192

		$238,975	$89,502	149,473

Intangible assets no longer subject to amortization:

Trademarks				783

				$150,256

During the first quarter of fiscal 2004, the Company removed from the balance sheet certain intangible assets with an original cost of $2,430. Such assets were fully amortized at June 30, 2003 and have no ongoing benefit to current operations.

Amortization expense for the three months ended June 30, 2003 and 2002 was $4,685 and $4,716 and is expected to be $16,904, $13,355, $13,143, $13,066 and $13,006 for fiscal years 2005 through 2009, respectively.

7.	Comprehensive Earnings

Comprehensive earnings consist of the following:

Three Months Ended June 30,	2003	2002

Net earnings	$83,863	$61,849

Other comprehensive earnings net of tax:

Net unrealized gain on marketable securities	994	2,126

Reclassification for (gains) losses included in net earnings	(343)	31

	651	2,157

Comprehensive earnings	$84,514	$64,006

Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.

8.	Common Stock

As of June 30, 2003 and March 31, 2003, there were 300,000,000 shares of common stock authorized with 201,367,904 and 200,602,841 shares issued. Treasury shares held as of June 30, 2003 and March 31, 2003 were 21,947,561 and 19,428,962.

In May 2002, the Board of Directors approved a Stock Repurchase Program to purchase up to 15,000,000 shares of the Company’s outstanding common stock. During the three months ended June 30, 2003, the Company purchased 2,519,000 shares for approximately $70,866. At June 30, 2003, 1,787,000 shares were available for purchase under this program. Subsequent to June 30, 2003, and through July 25, 2003, 563,000 additional shares were purchased for approximately $18,563.

On July 25, 2003, the Company’s shareholders approved an increase in the number of authorized shares of the Company’s common stock from 300,000,000 to 600,000,000.

9.	Stock Option Plans

Under the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan (“the 1997 Plan”), as amended, up to 22,500,000 shares of the Company’s common stock were available for grant to officers, employees, non-employee directors and non-employee consultants and agents as either incentive stock options or nonqualified stock options.

On July 25, 2003, Mylan shareholders approved the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan (“the 2003 Plan”). Under the 2003 Plan, 15,000,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock based awards and short-term cash awards. Upon approval of the 2003 Plan, the 1997 Plan was frozen and no further grants of stock options will be made under that plan.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, we account for our stock option plans under the intrinsic-value-based method as defined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Three months ended June 30,		2003	2002

Net income, as reported		$83,863	$61,849

Deduct:	Total compensation expense determined under the fair based method for all stock awards, net of related tax effects	(6,434)	(4,896)

Pro forma net income		$77,429	$56,953

Earnings per share:

Basic — as reported		$0.47	$0.33

Basic — pro forma		$0.43	$0.30

Diluted — as reported		$0.46	$0.32

Diluted — pro forma		$0.42	$0.30

10.	Segment Reporting

Segment net revenues represent revenues from unrelated third parties. For the Generic and Brand Segments, segment profit (loss) represents segment gross profit less direct research and development, selling and marketing and general and administrative expenses. Corporate/Other includes certain general and administrative expenses, such as legal expenditures, litigation settlements and non-operating income and expense.

The following table presents the results of operations for each of the Company’s operating segments:

Three Months Ended June 30,	2003	2002

Consolidated:

Net revenues	$331,408	$275,473

Pretax earnings	130,020	96,639

Generic:

Net revenues	$255,228	$235,645

Segment profit	117,521	106,323

Brand:

Net revenues	$76,180	$39,828

Segment profit (loss)	9,739	(414)

Corporate/Other:

Segment profit (loss)	$2,760	$(9,270)

11.	Contingencies

Legal Proceedings

(Dollar amounts in this Note 11 are as stated)

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

Omeprazole

In fiscal 2000, Mylan Pharmaceuticals Inc. (“MPI”) filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the Food and Drug Administration (“FDA”) to manufacture and sell omeprazole delayed–release capsules, and made “Paragraph IV” certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” AstraZeneca filed suit against MPI and Mylan Laboratories Inc. (“Mylan Labs”) in the United States (“U.S.”) District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. MPI has filed a motion for summary judgment as to all claims of infringement, and the summary judgment motion remains pending. On June 2, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed–release capsules and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed–release capsules. On August 8, 2003, AstraZeneca announced its intention to seek leave to amend the pending lawsuit to assert claims against Mylan Labs, MPI and MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper.

In addition, in November 2002, MPI filed suit in the U.S. District Court for the District of Delaware against Kremers Urban Development Company (“KUDCo”) and several other companies affiliated with Schwarz Pharma AG (the “Schwarz Pharma Group”) alleging KUDCo and the Schwarz Pharma Group are infringing U.S. patent 5,626,875 (the “’875 Patent”) in connection with KUDCo’s manufacture and sale of omeprazole capsules in the United States. The ‘875 Patent was issued to Esteve and licensed to MPI. Esteve joined the suit as a co-plaintiff with MPI in December 2002. KUDCo and the Schwarz Pharma Group asserted defenses and counterclaims in that action alleging the inventors listed on the ‘875 patent are not the actual inventors of the invention described therein, and further seeking money damages alleging the infringement action was not proper. On August 7, 2003, KUDCo and an individual filed a new lawsuit against MPI and Esteve in the U.S. District Court for the District of Columbia asserting claims that have not been asserted in the Delaware action. KUDCo and the individual allege that the individual is the sole inventor of the ‘875 Patent, that the individual owns the ‘875 Patent and has assigned his ownership interest in the ‘875 Patent to KUDCo, and that MPI and Esteve are infringing the ‘875 Patent. The new lawsuit seeks an order directing that the individual be listed as the sole inventor or a co-inventor of the ‘875 Patent and enjoining MPI from infringing the ‘875 Patent, together with costs and attorneys’ fees.

Paclitaxel

In June 2001, NAPRO Biotherapeutics Inc. (“NAPRO”) and Abbott Laboratories Inc. (“Abbott”) filed suit against Mylan Labs, MPI and UDL Laboratories Inc. (“UDL”) in the U.S. District Court for the Western District of Pennsylvania. Plaintiffs allege that the manufacture, use and sale of MPI’s paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such equitable and other relief as the court deems just and proper. MPI began selling its paclitaxel product in July 2001.

Pricing Litigation and Medicaid Investigation

MPI, along with a number of other pharmaceutical manufacturers, has been named as a defendant in four lawsuits filed in the state courts of California in which the plaintiffs allege the defendants unlawfully, unfairly and fraudulently manipulated the reported average wholesale price of various products, allegedly to increase third-party reimbursements to others for their products. One of these lawsuits was voluntarily dismissed by the plaintiff. None of the three remaining cases has been certified as a class action, although all three cases seek class action and representative status. The three remaining cases have been transferred to the “Average Wholesale Price” multi-district litigation proceedings in the U.S. District Court for the District of Massachusetts. MPI has filed a motion to dismiss all claims against it. Plaintiffs seek equitable relief in the form of disgorgement and restitution, attorneys’ fees and costs of litigation.

On June 26, 2003, UDL and MPI received letters from the U.S. House of Representatives Energy and Commerce Committee requesting information about certain drug products sold by UDL and MPI, in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings at this time, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

Previously Reported Matters That Have Been Resolved

Nifedipine

In February 2001, Biovail Laboratories Inc. (“Biovail”) filed suit against Mylan Labs, MPI and Pfizer Inc. (“Pfizer”) alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. The parties have agreed to a settlement pursuant to which Biovail has dismissed the lawsuit with prejudice and granted the Company a release of all claims relating to nifedipine. The Company has also been named as a defendant in five other putative class action suits alleging antitrust claims based on the same alleged conduct. Two of the class actions have been dismissed in their entirety, and the remaining actions have been dismissed in part and consolidated into a single proceeding. The plaintiffs in the remaining actions are seeking unspecified compensatory and treble damages, attorneys’ fees, costs of litigation, restitution, disgorgement, and declaratory and injunctive relief.

Lorazepam and Clorazepate

On March 31, 2003, the Company announced a tentative settlement of a direct purchaser class action related to the sale of lorazepam and clorazepate for a total amount of $35.0 million. The Company’s co-defendants agreed to an initial contribution of approximately $7.0 million toward the $35.0 million settlement. The Company’s obligation was accrued at March 31, 2003. During the first quarter of fiscal 2004, this settlement received final court approval. Upon receiving such approval, the Company recorded a gain of approximately $10.0 million related to additional contributions which the co-defendants agreed in April 2004 to make to the Company. This additional $10.0 million reduces the Company’s share of the total settlement to approximately $18.0 million. The Company is to receive the $10.0 million in five annual payments of $2.0 million each. This settlement does not include several related cases, and the Company does not believe that an adverse result in any of the remaining lorazepam and clorazepate cases, collectively or individually, would have a material adverse effect on the Company’s financial position or results of operations.

Zagam®

Mylan Labs, Mylan Caribe Inc. and Bertek Pharmaceuticals, Inc. filed suit against Aventis Pharmaceuticals, Inc., successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in the U.S. District Court for the Western District of Pennsylvania in May 2001, and the defendants counterclaimed. The Company previously identified this matter as a case in which an adverse outcome could have had a material adverse effect on the

Company’s financial position and results of operations. In April 2003, the Company entered into a settlement of the matter pursuant to which the Company received a payment of $12.5 million, the dismissal of the defendants’ counterclaims and termination of the agreements in question.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion addresses material changes in the results of operations and financial condition of Mylan Laboratories Inc. and Subsidiaries (“the Company”, “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, and the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q.

On January 27, 2003, the Company effected a three-for-two split of its common stock. All share and per share amounts were adjusted for all periods to reflect the stock split.

This Report on Form 10-Q may contain “forward-looking statements.” Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in this Item 2. The Company undertakes no obligation to update any forward-looking statements.

Results of Operations

Mylan’s first quarter was highlighted by record net revenues of $331.4 million, an increase of 20% or $55.9 million over the same prior year period, as well as record net earnings and diluted earnings per share. Net earnings increased 36% or $22.0 million to $83.9 million and diluted earnings per share increased by $0.14 per share to $0.46. This increase is the result of increased sales by both the Generic and Brand Segments, as well as gains from certain litigation settlements which amounted, net of tax, to $0.08 per diluted share.

The following table illustrates the financial results for the consolidated company and by operating segment:

           Segment Results (in thousands)

Three Months Ended June 30,	2003	2002

Consolidated:

Net revenues	$331,408	$275,473

Gross profit	177,429	147,602

Research and development	24,739	16,843

Selling and marketing	17,836	16,887

General and administrative	29,608	19,221

Litigation settlements	(21,669)	—

Other income, net	3,105	1,988

Pretax earnings	$130,020	$96,639

Generic Segment:

Net revenues	$255,228	$235,645

Gross profit	138,455	124,483

Research and development	13,487	10,014

Selling and marketing	2,756	2,748

General and administrative	4,691	5,398

Segment profit	$117,521	$106,323

Brand Segment:

Net revenues	$76,180	$39,828

Gross profit	38,974	23,119

Research and development	11,252	6,829

Selling and marketing	15,080	14,139

General and administrative	2,903	2,565

Segment profit (loss)	$9,739	$(414)

Corporate/Other:

Profit (loss)	$2,760	$(9,270)

Segment net revenues represent revenues from unrelated third parties. For the Generic and Brand Segments, segment profit (loss) represents segment gross profit less direct research and development, selling and marketing and general and administrative expenses. Corporate/Other includes certain general and administrative expenses, such as legal expenditures, litigation settlements and non-operating income and expense.

Quarter Ended June 30, 2003, Compared to Quarter Ended June 30, 2002

Net Revenues and Gross Profit

Net revenues for the current quarter increased 20% or $55.9 million to $331.4 million, compared to $275.5 million in the prior year quarter. Both the Generic Segment and the Brand Segment contributed to the increase in net revenues. For the Generic Segment, net revenues increased by 8% or $19.6 million to $255.2 million in the first quarter of fiscal 2004 compared to $235.6 million in the prior year first quarter. Brand Segment net revenues increased 91% or $36.4 million to $76.2 million from $39.8 million.

The increase in Generic net revenues was driven by new products launched subsequent to June 30, 2002, which contributed net revenues of $32.4 million, as well as overall favorable pricing. These increases were partially offset by lower volume on certain existing products. Volume and pricing are impacted by numerous factors, one of which is competition. The entrance into the market of other generic competition in the future could negatively impact the volume and pricing of certain of the Company’s key products. In total, Generic volume shipped was approximately 2.7 billion doses in the current quarter, compared to 2.9 billion doses in the same prior year period.

The majority of the increase in Brand Segment net revenues was the result of sales of AmnesteemTM which was launched late in fiscal 2003 by Bertek Pharmaceuticals Inc. (“Bertek”). Amnesteem accounted for sales of $28.1 million, approximately 77% of the overall increase in net revenues. Despite the entrance into the market of additional competition since its launch, Amnesteem maintained a market share of approximately 40% throughout the current quarter. This competition, however, could have a negative impact on Amnesteem revenues during the remainder of the fiscal year.

In addition to the growth in net revenues from sales of Amnesteem, Brand net revenues increased as a result of the continued growth of other core products in the existing product portfolio, primarily Digitek®.

In August 2003, Mylan Pharmaceuticals Inc. (“MPI”) commenced the sale of 10 mg and 20 mg omeprazole delayed-release capsules for which it had received FDA approval on June 2, 2003. Revenue and earnings from omeprazole in subsequent quarters will be dependent upon numerous factors including market acceptance of the product, the impact on volume and pricing from future competition and the resolution of certain pending legal matters. See Note 11 to the Condensed Consolidated Financial Statements for additional discussion.

The Company’s gross profit for the first quarter of fiscal 2004 increased 20% or $29.8 million to $177.4 million from $147.6 million in the same prior year period and remained constant as a percentage of net revenues at approximately 54%. Generic gross profit increased 11% or $14.0 million to $138.5 million from $124.5 million, while Generic gross margin increased slightly to 54% from 53%. Brand gross profit increased 69% or $15.9 million to $39.0 million from $23.1 million as a result of increased revenues, while Brand gross margin declined from 58% to 51%. The lower Brand gross margin is the result of sales of Amnesteem which contribute a lower gross margin than the majority of the Brand Segment’s other core products due to royalties paid under a supply and distribution agreement.

Operating Expenses

Research and development (“R&D”) expenses for the current quarter increased 47% or $7.9 million to $24.7 million from $16.8 million, driven by increases in both the Generic and Brand Segments. Generic Segment R&D expenses increased by $3.5 million or 35% as a result of increased studies, increases in the amount and timing of Abbreviated New Drug Application (“ANDA”) submissions, including planned submissions and the expansion of the R&D infrastructure. Brand Segment R&D expenses increased by $4.4 million or 65% primarily due to ongoing clinical studies on nebivolol, a beta-blocker for which Bertek has obtained the exclusive United States (“U.S.”) and Canadian rights. The Company expects an overall increase in R&D expenses in fiscal 2004.

Selling and marketing expenses for the current quarter increased 6% or $0.9 million to $17.8 million from $16.9 million. This increase was driven entirely by the Brand Segment, and is primarily the result of pre-marketing activities related to apomorphine.

General and administrative expenses for the quarter increased 54% or $10.4 million to $29.6 million from $19.2 million. The majority of this increase is the result of higher Corporate expenses, driven by increased legal expenses, as well as payroll and payroll related costs.

Litigation Settlements

Included in the first quarter of fiscal 2004 results were gains of $21.7 million related to the favorable resolution of certain legal matters. Of this amount, $12.5 million relates to a settlement reached during the first quarter with respect to the marketing and manufacturing of Zagam®. The remainder of the gain relates to future payments to be made to Mylan totaling $10.0 million from Mylan’s co-defendants in the lorazepam and clorazepate litigation. This $10.0 million represents a partial reimbursement of the settlement funds paid by Mylan toward the settlement announced in fiscal 2003. These additional payments were agreed to by the co-defendants and the settlement received final approval from the judge overseeing the litigation in the first quarter of fiscal 2004.

Other Income, net

Other income, net of non-operating expenses, increased $1.1 million over the prior year quarter. The increase was primarily due to an increase in interest and dividend income, partially offset by lower income from investments which are accounted for under the equity method.

Liquidity and Capital Resources

The Company’s primary source of liquidity continues to be cash flows from operating activities, which was $30.6 million for the three months ended June 30, 2003. Working capital as of June 30, 2003, was $990.5 million, an increase of $28.1 million from March 31, 2003.

Cash used in investing activities for the three months ended June 30, 2003, was $16.3 million. Of the Company’s $1.7 billion of total assets at June 30, 2003, 38% or $644.0 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist primarily of high-quality government and commercial paper. These investments are highly liquid and are available for operating needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

Capital expenditures during the three months ended June 30, 2003, were $9.6 million. These expenditures were primarily for machinery and equipment used in the Company’s manufacturing facilities, as well as for certain expansion projects. As these planned expansions of the Company’s manufacturing facilities continue, capital expenditures for the remainder of fiscal 2004 are expected to increase significantly.

Cash used in financing activities was $65.0 million for the three months ended June 30, 2003, consisting primarily of cash paid to purchase the Company’s common stock. In May 2002, the Board of Directors (the “Board”) approved a stock repurchase program that authorized the purchase of up to 15.0 million shares of the Company’s outstanding common stock. Through fiscal 2003, 10.7 million shares had been purchased under this program. In the first quarter of fiscal 2004, an additional 2.5 million shares were purchased for $70.9 million. Subsequent to June 30, 2003 and through July 25, 2003, an additional 0.6 million shares were purchased for approximately $18.6 million.

Mylan continues to pay quarterly cash dividends. In fiscal 2003, the Board voted to increase the quarterly dividend from 2.67 cents per share to 3.33 cents per share. Dividend payments totaled $6.0 million during the first quarter of fiscal 2004.

During the first quarter of fiscal 2004, Mylan paid $32.6 million related to the settlement of certain legal matters that were resolved and accrued for in fiscal 2003. Additionally, in the first quarter, Mylan received $12.5 million with respect to a settlement related to contracts for the marketing and manufacture of Zagam®.

In the first quarter of fiscal 2004, the Company sold its ownership interest in a foreign entity back to that entity for approximately $15.0 million. According to the agreement, Mylan will receive $10.0 million in fiscal 2004 and the remainder in fiscal 2005.

In the first quarter of fiscal 2004, Mylan received notice that the lessee of an office building owned by Mylan would be exercising its purchase option on this building. The purchase price of $12.0 million was received during the second quarter of fiscal 2004.

The Company is involved in various legal proceedings that are considered normal to its business (see Note 11 to Condensed Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations.

The Company is actively pursuing, and is currently involved in, joint projects related to the development, distribution and marketing of both generic and brand products. Many of these arrangements provide for payments by the Company upon the attainment of specified milestones. While these arrangements help to reduce the financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in cash flows from operating activities.

In order to provide additional operating leverage, if necessary, the Company maintains a revolving line of credit with a commercial bank providing for borrowings of up to $50.0 million. As of June 30, 2003, no funds have been advanced under this line of credit. Additionally, the Company is continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, the Company may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 provides guidance with respect to the consolidation of certain entities, referred to as variable interest entities (“VIE”), in which an investor is subject to a majority of the risk of loss from the VIE’s activities, or is entitled to receive a majority of the VIE’s residual returns. This interpretation also provides guidance with respect to the disclosure of VIEs in which an investor maintains an interest, but is not required to consolidate. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003, or in which the Company obtains an interest after that date. For VIEs created before February 1, 2003, the provisions are effective July 1, 2003. The Company has not acquired an interest in or created a VIE after January 31, 2003. The Company has completed its assessment and determined that the adoption of FIN 46 will not have a material impact on the Company’s financial position or results of operations.

Risk Factors

The following risk factors could have a material adverse effect on our business, financial position or results of operations. These risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common stock to fluctuate or decline. Please refer to our other periodic reports filed with the Securities and Exchange Commission (the “SEC”) including our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

U.S. Food and Drug Administration (“FDA”) approval is required before any prescription drug product, including generic drug products, can be marketed. The process of obtaining FDA approval to manufacture and market new and generic pharmaceutical products is rigorous, time-consuming, costly and largely unpredictable. We may be unable to obtain requisite FDA approvals on a timely basis for new generic or brand products that we may develop, license or otherwise acquire. The timing and cost of obtaining FDA approvals could adversely affect our product introduction plans, financial position and results of operations and could cause the market value of our common stock to decline.

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

Sales of a limited number of our products often represent a significant portion of our net revenues and net earnings. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

Any of these factors and others could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

BECAUSE THE PHARMACEUTICAL INDUSTRY IS HEAVILY REGULATED, WE FACE SIGNIFICANT COSTS AND UNCERTAINTIES ASSOCIATED WITH OUR EFFORTS TO COMPLY WITH APPLICABLE REGULATIONS. SHOULD WE FAIL TO COMPLY WE COULD EXPERIENCE MATERIAL ADVERSE EFFECTS ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

The pharmaceutical industry is subject to regulation by various federal and state governmental authorities. For instance, we must comply with FDA requirements with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of FDA’s review of New Drug Applications (“NDAs”) or ANDAs, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal regulatory compliance programs and policies and have had a favorable compliance history, there is no guarantee that these programs, as currently designed, will meet regulatory agency standards in the future. Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

In addition to the new drug approval process, the FDA also regulates the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA. All products manufactured in those facilities must be made in a manner consistent with current Good Manufacturing Practices (“cGMP”). Compliance with cGMP regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. The FDA periodically inspects our manufacturing facilities for compliance. FDA approval to manufacture a drug is site-specfic. Failure to comply with cGMP regulations at one of our manufacturing facilities could result in an enforcement action brought by the FDA which could include withholding the approval of NDAs, ANDAs or other product applications of that facility. If the FDA were to require one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We are subject, as are generally all manufacturers, to various federal, state and local laws regulating working conditions, as well as environmental protection laws and regulations, including those governing the discharge of materials into the environment. Although we have not incurred significant costs associated with complying with environmental provisions in the past, if changes to such environmental laws and regulations are made in the future that require significant changes in our operations or if we engage in the development and manufacturing of new products requiring new or different environmental controls, we may be required to expend significant funds. Such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON RESEARCH AND DEVELOPMENT EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS. FAILURE TO SUCCESSFULLY INTRODUCE PRODUCTS INTO THE MARKET COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after we submit an NDA or ANDA, the FDA may request that we conduct additional studies, and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

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

Our competitors, both brand and generic, often pursue strategies to prevent or delay competition from generic alternatives to brand products. These strategies include, but are not limited to:

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

We typically purchase the active ingredient (i.e. the chemical compounds that produce the desired therapeutic effect in our products), and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers. Additionally, we maintain safety stocks in our raw materials inventory, and in certain cases where we have listed only one supplier in our applications with the FDA, have received FDA approval to use alternative suppliers should the need arise. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product. A prolonged interruption in the supply of a single-sourced active ingredient or finished product could cause our financial position and results of operations to be materially adversely affected, and the market value of our common stock could decline. In addition, our manufacturing capabilities could be impacted by quality deficiencies in the products which our suppliers provide, which could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

WE USE SEVERAL MANUFACTURING FACILITIES TO MANUFACTURE OUR PRODUCTS. HOWEVER, A SIGNIFICANT NUMBER OF OUR GENERIC PRODUCTS ARE PRODUCED AT ONE LOCATION. PRODUCTION AT THIS FACILITY COULD BE INTERRUPTED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Although we have other facilities, we produce a significant number of our generic products at our largest manufacturing facility. A significant disruption at that facility, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We make a significant amount of our sales to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of generic pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. The result of these developments may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs to Medicaid and other recipients. Expansion of these programs could adversely affect the price we receive for our products and could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In the normal course of business, we periodically enter into employment, legal settlement, and other agreements which incorporate indemnification provisions. We maintain insurance coverage which we believe will effectively mitigate our obligations under these indemnification provisions. However, should our obligation under an indemnification provision exceed our coverage or should coverage be denied, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

OUR ACQUISITION STRATEGIES INVOLVE A NUMBER OF INHERENT RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE A DECLINE IN THE MARKET VALUE OF OUR COMMON STOCK.

We continually seek to expand our product line through complementary or strategic acquisitions of other companies, products and assets, and through joint ventures, licensing agreements or other arrangements. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as assessing accurately the values, strengths, weaknesses, contingent and other liabilities, regulatory compliance and potential profitability of acquisition or other transaction candidates. Other inherent risks include the potential loss of key personnel of an acquired business, our inability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions, and other transactions, could also be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and the deterioration in domestic and foreign economic conditions.

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

WE MAY MAINTAIN INVESTMENTS IN MARKETABLE DEBT AND/OR EQUITY SECURITIES, OTHER INVESTMENTS, BOTH PUBLICLY AND PRIVATELY HELD, AND MAY MAINTAIN DEPOSIT BALANCES AT FINANCIAL INSTITUTIONS IN EXCESS OF FEDERALLY INSURED AMOUNTS. WE MAY EXPERIENCE DECLINES IN THE MARKET VALUE OF THESE SECURITIES AND/OR LOSSES OF PRINCIPAL INVESTED OR AN UNINSURED LOSS OF DEPOSITED FUNDS. SIGNIFICANT DECLINES OR LOSSES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL

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

The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. This includes, but is not limited to, estimates, judgments and assumptions used in the adoption of the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk primarily from changes in the market values of investments in marketable debt and equity securities. Additionally, investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature. The majority of our investments are managed by professional portfolio managers. We also invest in nonpublic securities that are classified as other assets on our balance sheet and do not consider these investments to be market risk sensitive.

The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at June 30, 2003 and March 31, 2003:

	June 30,	March 31,
(in thousands)	2003	2003

Debt securities	$428,175	$419,135

Equity securities	7,668	8,769

	$435,843	$427,904

Marketable Debt Securities

The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. The investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At June 30, 2003, the Company had invested $428.2 million in marketable debt securities, of which $56.1 million will mature within one year and $372.1 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $372.1 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in an $18.6 million change in marketable debt securities.

Marketable Equity Securities

Marketable equity securities are primarily managed by professional portfolio managers whose investment objective is to increase fund value through purchasing undervalued common stocks and holding these securities for a period of time. These portfolio managers are continually evaluating the portfolio to ensure that it meets our investment objectives. As of June 30, 2003, a 10% change in the market value of these investments would result in a $0.8 million change in marketable equity securities.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, during the period covered by this report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

For a description of the material pending legal proceedings to which the Company is a party, please see our Annual Report on Form 10-K for the year ended March 31, 2003. During the quarter ended June 30, 2003, there were no material developments with respect to such proceedings and there have been no new material developments not previously disclosed other than as described below.

Omeprazole

In fiscal 2000, MPI filed an ANDA seeking FDA approval to manufacture and sell omeprazole delayed–release capsules, and made “Paragraph IV” certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” AstraZeneca filed suit against MPI and Mylan Laboratories Inc. (“Mylan Labs”) in the United States (“U.S.”) District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. MPI has filed a motion for summary judgment as to all claims of infringement, and the summary judgment motion remains pending. On June 2, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed–release capsules and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed–release capsules. On August 8, 2003, AstraZeneca announced its intention to seek leave to amend the pending lawsuit to assert claims against Mylan Labs, MPI and MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper.

In addition, in November 2002, MPI filed suit in the U.S. District Court for the District of Delaware against Kremers Urban Development Company (“KUDCo”) and several other companies affiliated with Schwarz Pharma AG (the “Schwarz Pharma Group”) alleging KUDCo and the Schwarz Pharma Group are infringing U.S. patent 5,626,875 (the “’875 Patent”) in connection with KUDCo’s manufacture and sale of omeprazole capsules in the United States. The ‘875 Patent was issued to Esteve and licensed to MPI. Esteve joined the suit as a co-plaintiff with MPI in December 2002. KUDCo and the Schwarz Pharma Group asserted defenses and counterclaims in that action alleging the inventors listed on the ‘875 patent are not the actual inventors of the invention described therein, and further seeking money damages alleging the infringement action was not proper. On August 7, 2003, KUDCo and an individual filed a new lawsuit against MPI and Esteve in the U.S. District Court for the District of Columbia asserting claims that have not been asserted in the Delaware action. KUDCo and the individual allege that the individual is the sole inventor of the ‘875 Patent, that the individual owns the ‘875 Patent and has assigned his ownership interest in the ‘875 Patent to KUDCo, and that MPI and Esteve are infringing the ‘875 Patent. The new lawsuit seeks an order directing that the individual be listed as the sole inventor, or a co-inventor of the ‘875 Patent and enjoining MPI from infringing the ‘875 Patent, together with costs and attorneys’ fees.

Nifedipine

In February 2001, Biovail Laboratories Inc. (“Biovail”) filed suit against Mylan Labs, MPI and Pfizer Inc. (“Pfizer”) alleging antitrust violations with respect to agreements entered into between the Company and Pfizer regarding nifedipine. During the first quarter of fiscal 2004, the parties agreed to a settlement pursuant to which Biovail has dismissed the lawsuit with prejudice and granted the Company a release of all claims relating to nifedipine.

Lorazepam and Clorazepate

On March 31, 2003, the Company announced a tentative settlement of a direct purchaser class action related to the sale of lorazepam and clorazepate for a total amount of $35.0 million. Mylan’s co-defendants agreed to an initial contribution of approximately $7.0 million toward the $35.0 million settlement. During the first quarter of fiscal 2004, this settlement received final court approval. Upon receiving such approval, the Company recorded a gain of approximately $10.0 million related to additional contributions which the co-defendants agreed in April 2004 to make to Mylan. This additional $10.0 million reduces Mylan’s share of the total settlement to approximately $18.0 million.

Mylan is to receive the $10.0 million in five annual payments of $2.0 million each. This settlement does not include several related cases, and the Company does not believe that an adverse result in any of the remaining lorazepam and clorazepate cases, collectively or individually, would have a material adverse effect on the Company’s financial position or results of operations.

Zagam®

In April 2003, the Company entered into a settlement in the suit which it had filed against Aventis Pharmaceuticals, Inc., successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in the U.S. District Court for the Western District of Pennsylvania in May 2001. Pursuant to the settlement, the Company received a payment of $12.5 million, counterclaims filed by the defendant were dismissed and the agreements at issue in the litigation were terminated.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings at this time, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date.

3.2	By-laws of the registrant, as amended to date, filed as Exhibit 3.2 to the Form 10-K for the fiscal year ended March 31, 2003, and incorporated herein by reference.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

On May 9, 2003, the Company filed a Report on Form 8-K announcing earnings for the fiscal year ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended June 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc. (Registrant)

August 13, 2003	By: /s/ Robert J. Coury Robert J. Coury Chief Executive Officer

August 13, 2003	/s/ Edward J. Borkowski Edward J. Borkowski Chief Financial Officer (Principal financial officer)

August 13, 2003	/s/ Gary E. Sphar Gary E. Sphar Vice President, Corporate Controller (Principal accounting officer)