Form 10-Q
period 2003-09-30
MYLAN LABORATORIES INC
filed 2003-11-12
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________

Commission file number 1-9114

MYLAN LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1211621
(State of incorporation)	(I.R.S. Employer Identification No.)

1500 Corporate Drive
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES    X    NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	November 5, 2003
$0.50 par value	268,847,819

MYLAN LABORATORIES INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
September 30, 2003

INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

Condensed Consolidated Statements of Earnings – Three and Six Months Ended September 30, 2003 and 2002	2

Condensed Consolidated Balance Sheets – September 30, 2003, and March 31, 2003	3

Condensed Consolidated Statements of Cash Flows – Six Months Ended September 30, 2003 and 2002	4

Notes to Condensed Consolidated Financial Statements	5

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	12

Item 3: Quantitative and Qualitative Disclosures About Market Risk	26

Item 4: Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	27

Item 4: Submission of Matters to a Vote of Security Holders	28

Item 6: Exhibits and Reports on Form 8-K	29

SIGNATURES	30

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(unaudited; in thousands, except per share amounts)

	Three Months		Six Months

Period Ended September 30,	2003	2002	2003	2002

Net revenues	$360,060	$319,539	$691,468	$595,012
Cost of sales	152,352	152,807	306,331	280,678

Gross profit	207,708	166,732	385,137	314,334

Operating expenses:
Research & development	23,946	20,169	48,685	37,012
Selling & marketing	17,274	16,538	35,110	33,425
General & administrative	32,312	25,030	61,920	44,251
Litigation settlements	—	—	(21,669)	—

Total operating expenses	73,532	61,737	124,046	114,688

Earnings from operations	134,176	104,995	261,091	199,646
Other income, net	7,428	1,613	10,533	3,601

Earnings before income taxes	141,604	106,608	271,624	203,247
Provision for income taxes	50,326	38,379	96,483	73,169

Net earnings	$91,278	$68,229	$175,141	$130,078

Earnings per common share:
Basic	$0.34	$0.24	$0.65	$0.46

Diluted	$0.33	$0.24	$0.63	$0.46

Weighted average common shares:
Basic	268,644	282,064	269,432	282,727

Diluted	276,424	285,248	276,276	285,448

Cash dividend declared per common share	$0.02	$0.02	$0.04	$0.04

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	September 30,	March 31,
	2003	2003

Assets Current assets:
Cash and cash equivalents	$194,145	$258,902
Marketable securities	444,207	427,904
Accounts receivable, net	232,479	187,587
Inventories	290,742	237,777
Deferred income tax benefit	90,731	104,173
Other current assets	23,039	11,868

Total current assets	1,275,343	1,228,211

Property, plant and equipment, net	214,396	178,330
Intangible assets, net	142,667	150,256
Goodwill	102,649	102,581
Other assets	65,317	85,845

Total assets	$1,800,372	$1,745,223

Liabilities and shareholders’ equity Liabilities Current liabilities:
Trade accounts payable	$54,493	$66,017
Income taxes payable	64,106	50,600
Other current liabilities	109,037	149,154

Total current liabilities	227,636	265,771

Long-term obligations	20,080	19,943
Deferred income tax liability	19,331	13,177

Total liabilities	267,047	298,891

Shareholders’ equity
Common stock	151,412	150,452
Additional paid-in capital	317,416	304,350
Retained earnings	1,494,125	1,330,933
Accumulated other comprehensive earnings	6,056	3,718

	1,969,009	1,789,453

Less:
Treasury stock at cost	435,684	343,121

Total shareholders’ equity	1,533,325	1,446,332

Total liabilities and shareholders’ equity	$1,800,372	$1,745,223

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

Six Months Ended September 30,	2003	2002

Cash flows from operating activities:
Net earnings	$175,141	$130,078
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	21,049	19,648
Deferred income tax expense (benefit)	16,230	(19,050)
Net earnings from equity method investees	3,427	6,492
Cash received from Somerset	10,000	—
Changes in estimated sales allowances	17,377	50,110
Gain on sale of building	(5,000)	—
Other non-cash items	(2,492)	(7,250)
Gain from litigation settlements	(21,669)	—
Receipts from litigation settlements	12,500	—
Payments of litigation settlements	(32,630)	—
Changes in operating assets and liabilities:
Accounts receivable	(58,906)	(79,849)
Inventories	(52,965)	1,363
Trade accounts payable	(11,524)	(1,075)
Income taxes	15,614	16,215
Other operating assets and liabilities, net	(12,469)	8,025

Net cash provided from operating activities	73,683	124,707

Cash flows from investing activities:
Capital expenditures	(47,107)	(13,109)
Purchase of marketable securities	(353,937)	(385,883)
Proceeds from sale of marketable securities	341,594	384,019
Proceeds from sale of building	12,000	—

Net cash used in investing activities	(47,450)	(14,973)

Cash flows from financing activities:
Cash dividends paid	(12,006)	(10,066)
Purchase of common stock	(98,647)	(56,042)
Proceeds from exercise of stock options	19,663	10,878

Net cash used in financing activities	(90,990)	(55,230)

Net (decrease) increase in cash and cash equivalents	(64,757)	54,504
Cash and cash equivalents — beginning of period	258,902	160,790

Cash and cash equivalents — end of period	$194,145	$215,294

Additional disclosures:
Cash paid for income taxes	$64,639	$52,893

Non-cash financing activities:
Issuance of restricted stock	$11,740	$—

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited; in thousands, except share and per share amounts)

1.	General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of Mylan Laboratories Inc. and Subsidiaries (“Mylan” or “the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes or other financial information included in audited financial statements were condensed or omitted. The accompanying interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

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

The interim results of operations for the three and six months ended September 30, 2003, and the interim cash flows for the six months ended September 30, 2003, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

On January 27, 2003, the Company effected a three-for-two split of its common stock. On October 8, 2003, the Company effected another three-for-two split of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock splits.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $297,435 and $283,013 as of September 30, 2003, and March 31, 2003. Other current liabilities include $36,051 and $33,096 at September 30, 2003, and March 31, 2003, for certain rebates and other adjustments that are payable to indirect customers.

3.	Balance Sheet Components

                     Selected balance sheet components consist of the following:

	September 30,	March 31,
	2003	2003

Inventories:
Raw materials	$115,440	$107,731
Work in process	46,607	33,990
Finished goods	128,695	96,056

	$290,742	$237,777

Property, plant and equipment:
Land and improvements	$9,089	$9,089
Buildings and improvements	116,425	108,156
Machinery and equipment	209,679	195,300
Construction in progress	43,891	20,346

	379,084	332,891
Less — accumulated depreciation	164,688	154,561

	$214,396	$178,330

Other current liabilities:
Accrued rebates	$36,051	$33,096
Payroll and employee benefit plan accruals	30,869	18,371
Royalties and product license fees	18,195	34,465
Cash dividends payable	5,974	6,031
Current portion of long-term obligations	1,586	1,586
Litigation settlements	—	32,630
Other	16,362	22,975

	$109,037	$149,154

4.	Earnings per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options on the weighted average number of common shares outstanding was 7,780,000 and 3,184,000 for the three months ended September 30, 2003 and 2002 and 6,844,000 and 2,721,000 for the six months ended September 30, 2003 and 2002.

Options to purchase 7,500 shares of common stock were outstanding as of September 30, 2003 but were not included in the computation of diluted earnings per share for the three months then ended because to do so would have been antidilutive. 472,500 shares of restricted stock which were antidilutive were also excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2003.

5.	Intangible Assets

                     Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
September 30, 2003	(years)	Cost	Amortization	Value

Amortized intangible assets:
Patents and technologies	19	$117,435	$39,213	$78,222
Product rights and licenses	12	106,844	52,012	54,832
Other	19	14,267	5,437	8,830

		$238,546	$96,662	141,884

Intangible assets no longer subject to amortization:
Trademarks				783

				$142,667

March 31, 2003

Amortized intangible assets:
Patents and technologies	19	$117,435	$36,126	$81,309
Product rights and licenses	12	107,273	48,301	58,972
Other	19	14,267	5,075	9,192

		$238,975	$89,502	149,473

Intangible assets no longer subject to amortization:
Trademarks				783

				$150,256

During the first quarter of fiscal 2004, the Company removed from the balance sheet certain intangible assets with an original cost of $2,430. Such assets were fully amortized at September 30, 2003 and have no ongoing benefit to current operations.

Amortization expense for the six months ended September 30, 2003 and 2002 was $9,590 and $9,431 and is expected to be $16,904, $13,355, $13,143, $13,066 and $13,006 for fiscal years 2005 through 2009, respectively.

6.	Comprehensive Earnings

Comprehensive earnings consist of the following:

	Three Months		Six Months

Period Ended September 30,	2003	2002	2003	2002

Net earnings	$91,278	$68,229	$175,141	$130,078
Other comprehensive earnings net of tax:
Net unrealized gain (loss) on marketable securities	1,619	(393)	2,613	1,733
Reclassification for losses (gains) included in net earnings	68	(3,198)	(275)	(3,167)

	1,687	(3,591)	2,338	(1,434)

Comprehensive earnings	$92,965	$64,638	$177,479	$128,644

Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.

7.	Common Stock

On July 25, 2003, the Company’s shareholders approved an increase in the number of authorized shares of the Company’s common stock from 300,000,000 to 600,000,000. As of September 30, 2003 and March 31, 2003, there were 600,000,000 and 300,000,000 shares of common stock authorized with 302,824,113 and 300,904,262 (200,602,841 on a pre-split basis) shares issued. Treasury shares held as of September 30, 2003 and March 31, 2003 were 33,689,492 and 29,143,443.

In May 2002, the Board of Directors approved a Stock Repurchase Program to purchase up to 22,500,000 shares of the Company’s outstanding common stock. During the six months ended September 30, 2003, the Company purchased 5,018,550 shares for approximately $98,647. At September 30, 2003, 1,440,150 shares were available for purchase under this program. Subsequent to September 30, 2003, and through November 3, 2003, 637,000 additional shares were purchased for approximately $16,000.

8.	Stock Option Plans

Under the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan (“the 1997 Plan”), as amended, up to 33,750,000 shares of the Company’s common stock were authorized for grant to officers, employees, non-employee directors and non-employee consultants and agents as either incentive stock options or nonqualified stock options.

On July 25, 2003, Mylan shareholders approved the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan (“the 2003 Plan”). Under the 2003 Plan, 22,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock based awards and short-term cash awards. Upon approval of the 2003 Plan, the 1997 Plan was frozen and no further grants of stock options will be made under that plan. At this time, the remaining 5,350,000 shares that had been reserved for the issuance of options under the 1997 Plan were removed from reserve.

In August 2003, the Company awarded 472,500 shares of restricted common stock to certain executives as permitted under the 2003 Plan. All restricted stock awards entitle the participant to dividend and voting rights. The shares cliff vest at the end of a three-year period. Upon issuance of the restricted shares, unearned compensation of $11,740 was charged to shareholders’ equity for the fair value of the restricted stock issued and is being recognized as compensation expense ratably over the three-year period. Compensation expense, net of tax, for the three and six months ended September 30, 2003 was $270.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company accounts for stock option plans under the intrinsic-value-based method as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

		Three Months		Six Months

Period ended September 30,		2003	2002	2003	2002

Net income, as reported		$91,278	$68,229	$175,141	$130,078
Add:	Stock-based compensation expense included in reported net income, net of related tax effects	270	—	270	—
Deduct:	Total compensation expense determined under the fair value based method for all stock awards, net of related tax effects	(5,985)	(6,185)	(12,419)	(11,081)

Pro forma net income		$85,563	$62,044	$162,992	$118,997

Earnings per share:
	Basic — as reported	$0.34	$0.24	$0.65	$0.46

	Basic — pro forma	$0.32	$0.22	$0.60	$0.42

	Diluted — as reported	$0.33	$0.24	$0.63	$0.46

	Diluted — pro forma	$0.31	$0.22	$0.59	$0.42

9.	Segment Reporting

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

The following table presents the results of operations for each of the Company’s operating segments:

	Three Months		Six Months

Period Ended September 30,	2003	2002	2003	2002

Consolidated:
Net revenues	$360,060	$319,539	$691,468	$595,012
Pretax earnings	141,604	106,608	271,624	203,247

Generic:
Net revenues	$299,483	$274,281	$554,711	$509,926
Segment profit	147,133	120,747	264,654	227,070

Brand:
Net revenues	$60,577	$45,258	$136,757	$85,086
Segment profit	11,723	1,127	21,462	713

Corporate/Other:
Loss	$(17,252)	$(15,266)	$(14,492)	$(24,536)

10.	Contingencies

Legal Proceedings

(Dollar amounts in this Note 10 are as stated)

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

Omeprazole

In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”) filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules, and made “Paragraph IV” certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book”. AstraZeneca filed suit against MPI and Mylan Laboratories Inc. (“Mylan Labs”) in the United States (“U.S.”) District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. MPI has filed a motion for summary judgment as to all claims of infringement, and the summary judgment motion remains pending. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI, and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper.

In November 2002, MPI filed suit in the U.S. District Court for the District of Delaware against Kremers Urban Development Company (“KUDCo”) and several other companies affiliated with Schwarz Pharma AG (the “Schwarz Pharma Group”) alleging KUDCo and the Schwarz Pharma Group are infringing U.S. patent 5,626,875 (the “’875 Patent”) in connection with KUDCo’s manufacture and sale of omeprazole capsules in the U.S. The ’875 Patent was issued to Esteve and licensed to MPI. Esteve joined the suit as a co-plaintiff with MPI in December 2002. KUDCo and the Schwarz Pharma Group asserted defenses and counterclaims in that action alleging the inventors listed on the ’875 patent are not the actual inventors of the invention described therein, and further seeking money damages alleging the infringement action was not proper. On August 7, 2003, KUDCo and an individual filed a lawsuit against MPI and Esteve in the U.S. District Court for the District of Columbia asserting claims that have not been asserted in the Delaware action. KUDCo and the individual allege that the individual is the sole inventor of the ’875 Patent, that the individual owns the ’875 Patent and has assigned his ownership interest in the ’875 Patent to KUDCo, and that MPI and Esteve are infringing the ’875 Patent. The new lawsuit seeks an order directing that the individual be listed as the sole inventor or a co-inventor of the ’875 Patent and enjoining MPI from infringing the ’875 Patent, together with costs and attorneys’ fees.

Paclitaxel

In June 2001, NAPRO Biotherapeutics Inc. (“NAPRO”) and Abbott Laboratories Inc. (“Abbott”) filed suit against Mylan Labs, MPI and UDL Laboratories Inc. (“UDL”) in the U.S. District Court for the Western District of Pennsylvania. Plaintiffs allege that the manufacture, use and sale of MPI’s paclitaxel product, which MPI began selling in July 2001, infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’

fees, costs of litigation and such equitable and other relief as the court deems just and proper. By order dated October 8, 2003, the court granted partial summary judgment in favor of NAPRO and Abbott finding that Mylan Labs, MPI and UDL infringe most of the asserted claims, and dismissing one of the defendants’ asserted invalidity defenses. The Company’s remaining invalidity and unenforceability claims remain pending before the court.

Pricing and Medicaid Litigation

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

On September 26, 2003, the Commonwealth of Massachusetts sued Mylan Labs and 12 other generic drug companies alleging unlawful manipulation of reimbursements under the Massachusetts Medicaid program. The lawsuit identifies three drug products sold by MPI and seeks equitable relief, attorneys’ fees, cost of litigation and monetary damages in unspecified sums.

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

Other Inquiries

On June 26, 2003, UDL and MPI received requests from the U.S. House of Representatives Energy and Commerce Committee requesting information about certain drug products sold by UDL and MPI, in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid.

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

On January 27, 2003, the Company effected a three-for-two split of its common stock. On October 8, 2003, the Company effected another three-for-two split of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock splits.

This Report on Form 10-Q may contain “forward-looking statements”. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in this Item 2. The Company undertakes no obligation to update any forward-looking statements.

Results of Operations

     Mylan’s second quarter was highlighted by record net revenues, net earnings and earnings per diluted share. Net revenues increased 13% or $40.5 million to $360.1 million compared to $319.5 million in the second quarter of fiscal 2003. Net earnings for the quarter increased 34% or $23.0 million to $91.3 million and diluted earnings per share increased $0.09 per share to $0.33. Mylan’s Generic Segment reported record net revenues of $299.5 million, while sales by the Brand Segment increased 34% from the same prior year period.

     The following table illustrates the financial results for the consolidated company and by operating segment:

	Three Months		Six Months

Period Ended September 30,	2003	2002	2003	2002

Consolidated:
Net revenues	$360,060	$319,539	$691,468	$595,012
Gross profit	207,708	166,732	385,137	314,334
Research & development	23,946	20,169	48,685	37,012
Selling & marketing	17,274	16,538	35,110	33,425
General & administrative	32,312	25,030	61,920	44,251
Litigation settlements	—	—	(21,669)	—
Other income, net	7,428	1,613	10,533	3,601

Pretax earnings	$141,604	$106,608	$271,624	$203,247

Generic Segment:
Net revenues	$299,483	$274,281	$554,711	$509,926
Gross profit	169,212	139,872	307,667	264,355
Research & development	14,154	10,873	27,641	20,887
Selling & marketing	2,761	2,551	5,517	5,299
General & administrative	5,164	5,701	9,855	11,099

Segment profit	$147,133	$120,747	$264,654	$227,070

Brand Segment:
Net revenues	$60,577	$45,258	$136,757	$85,086
Gross profit	38,496	26,860	77,470	49,979
Research & development	9,792	9,296	21,044	16,125
Selling & marketing	14,513	13,987	29,593	28,126
General & administrative	2,468	2,450	5,371	5,015

Segment profit	$11,723	$1,127	$21,462	$713

Corporate/Other:
Loss	$(17,252)	$(15,266)	$(14,492)	$(24,536)

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

Quarter Ended September 30, 2003, Compared to Quarter Ended September 30, 2002

Net Revenues and Gross Profit

     Net revenues for the current quarter increased 13% or $40.5 million to $360.1 million, compared to $319.5 million in the second quarter of fiscal 2003. Both the Generic Segment and the Brand Segment contributed to the increase in net revenues. For the Generic Segment, net revenues increased 9% or $25.2 million to $299.5 million in the second quarter of fiscal 2004 compared to $274.3 million in the prior year second quarter. Brand Segment net revenues increased 34% or $15.3 million to $60.6 million from $45.3 million.

     The increase in Generic net revenues was driven by new products launched subsequent to September 30, 2002 which contributed net revenues of $68.6 million, largely due to omeprazole. The success of the Generic Segment is predicated on the ability to successfully identify and bring to market quality, affordable products to meet customer and patient needs. In August 2003, Mylan Pharmaceuticals Inc. (“MPI”) commenced the sale of 10 mg and 20 mg omeprazole delayed-release capsules for which it had received FDA approval on May 29, 2003. See Note 10 to the Condensed Consolidated Financial Statements for additional discussion.

     Excluding new products, net revenues decreased primarily as a result of lower overall volume. In total, Generic volume shipped was approximately 2.7 billion doses in the current quarter, compared to 3.0 billion doses in the same prior year period. Both volume and pricing are impacted by numerous factors, one of which is competition. The entrance into the market of other generic competition in the future could negatively impact the volume and pricing of certain of the Company’s key products.

     For the Brand Segment, slightly more than half of the increase in net revenues was attributed to AmnesteemTM which was launched late in fiscal 2003. Despite the entrance into the market of additional competition since its launch, Amnesteem maintained a market share of approximately 40% throughout the current quarter. The competition, however, has resulted in pricing pressure on Amnesteem and could continue to have a negative impact on Amnesteem revenues during the remainder of the fiscal year.

     The remaining increase in Brand Segment revenues was the result of overall increased volume and favorable pricing on the remaining branded products. Four products in particular, clozapine, phenytoin, Phenytek® and Mentax®, were primarily responsible for this increase.

     The Company’s gross profit for the second quarter of fiscal 2004 increased 25% or $41.0 million to $207.7 million from $166.7 million in the same prior year period, while increasing as a percentage of net revenues from approximately 52% in the prior year to 58% in fiscal 2004. Generic gross profit increased 21% or $29.3 million to $169.2 million from $139.9 million, while Generic gross margin increased to 57% from 51%. The increase in Generic Segment gross margin is primarily the result of products launched subsequent to September 30, 2002.

     Brand gross profit increased 43% or $11.6 million to $38.5 million from $26.9 million, and gross margin increased to 64% from 59% in the prior year. A favorable product mix during the quarter, which resulted in a greater proportion of sales of higher margin products in the Company’s existing branded portfolio, compensated for lower margins on Amnesteem and resulted in the overall increase in margin. Amnesteem sales contribute lower gross margins as a result of royalties paid under a supply and distribution agreement for that product.

Operating Expenses

     Research and development (“R&D”) expenses for the current quarter increased 19% or $3.8 million to $23.9 million from $20.2 million. The Generic Segment accounted for the majority of this increase as R&D expenses increased by $3.3 million or 30% as a result of increased studies, increases in the amount and timing of Abbreviated New Drug Application (“ANDA”) submissions, including planned submissions, and the expansion of the R&D infrastructure.

     Selling and marketing expenses for the current quarter increased 4% or $0.7 million to $17.3 million from $16.5 million.

     General and administrative expenses for the quarter increased 29% or $7.3 million to $32.3 million from $25.0 million. The majority of this increase was the result of higher corporate expenses, driven by increased legal expenses, as well as personnel related costs.

Other Income, net

     Other income, net of non-operating expenses, was $7.4 million in the second quarter of fiscal 2004 compared to $1.6 million in the second quarter of fiscal 2003. The increase was primarily the result of a gain of $5.0 million realized on the sale of an office building.

Six Months Ended September 30, 2003, Compared to Six Months Ended September 30, 2002

Net Revenues and Gross Profit

     Net revenues for the six months ended September 30, 2003 increased 16% or $96.5 million to $691.5 million, compared to $595.0 million in the same prior year period. Both the Generic Segment and the Brand Segment contributed to the increase in net revenues. For the Generic Segment, net revenues increased 9% or $44.8 million to $554.7 million in the first six months of fiscal 2004 compared to $509.9 million in the first six months of fiscal 2003. Brand Segment net revenues increased 61% or $51.7 million to $136.8 million from $85.1 million.

     Products launched subsequent to September 30, 2002, were primarily responsible for the increase in Generic net revenues. These products contributed $74.4 million to sales, largely due to omeprazole. Excluding new products, net revenues decreased primarily as a result of lower volume on certain existing products. In total, Generic volume shipped was approximately 5.4 billion doses in the current six months, compared to 5.9 billion doses in the same prior year period.

     The majority of the increase in Brand Segment net revenues was driven by Amnesteem which accounted for approximately 70% of the overall increase. Additionally, the continued growth of other core products in the existing product portfolio, primarily clozapine, Phenytek, Mentax and Digitek®, contributed to the increase in net revenues.

     The Company’s gross profit for the first six months of fiscal 2004 increased 23% or $70.8 million to $385.1 million from $314.3 million in the same prior year period while increasing as a percentage of net revenues from approximately 53% to 56%. Generic gross profit increased 16% or $43.3 million to $307.7 million from $264.4 million, while Generic gross margin increased to 56% from 52% on the strength of new product sales. Brand gross profit increased 55% or $27.5 million to $77.5 million from $50.0 million while Brand gross margin declined from 59% to 57%. The decrease in gross margin was the result of sales of Amnesteem which contribute a lower gross margin than the majority of the Brand Segment’s other core products due to royalties paid under a supply and distribution agreement.

Operating Expenses

     R&D expenses for the current six months increased 32% or $11.7 million to $48.7 million from $37.0 million, driven by increases in both the Generic and Brand Segments. Generic Segment R&D expenses increased by $6.8 million or 32% as a result of increased studies, increases in the amount and timing of ANDA submissions, including planned submissions, and the expansion of the R&D infrastructure. Brand Segment R&D expenses increased $4.9 million or 31% primarily due to ongoing clinical studies on nebivolol.

     Selling and marketing expenses for the current six months increased 5% or $1.7 million to $35.1 million from $33.4 million. This increase was driven primarily by the Brand Segment and is primarily the result of pre-marketing activities related to apomorphine.

     General and administrative expenses for the six months increased 40% or $17.7 million to $61.9 million from $44.3 million. The majority of this increase was the result of higher Corporate expenses, driven by increased legal expenses, as well as payroll and payroll related costs.

Litigation Settlements

     Included in the results for the first six months of fiscal 2004 were gains of $21.7 million related to the favorable resolution of certain legal matters which were recorded in the first quarter. Of this amount, $12.5 million relates to a settlement reached during the first six months with respect to the marketing and manufacturing of Zagam®. The remainder of the gain relates to future payments to be made to Mylan totaling $10.0 million from Mylan’s co-defendants in the lorazepam and clorazepate litigation. This $10.0 million represents a partial reimbursement of the settlement funds paid by Mylan toward the settlement announced in fiscal 2003. These additional payments were agreed to by the co-defendants and the settlement received final approval from the judge overseeing the litigation in the first six months of fiscal 2004.

Other Income, net

     Other income, net of non-operating expenses, was $10.5 million for the first half of fiscal 2004 compared to $3.6 million in the first six months of the prior year, an increase of $6.9 million. This increase was primarily the result of a $5.0 million gain on the sale of an office building that was recorded in the second quarter of fiscal 2004.

Liquidity and Capital Resources

     The Company’s primary source of liquidity continues to be cash flows from operating activities, which was $73.7 million for the six months ended September 30, 2003. Working capital as of September 30, 2003, was $1.05 billion, an increase of $85.3 million from the balance at March 31, 2003.

     During the first quarter of fiscal 2004, Mylan paid $32.6 million related to the settlement of certain legal matters that were resolved and accrued for in fiscal 2003. Additionally, in the first quarter, Mylan received $12.5 million with respect to a settlement related to contracts for the marketing and manufacture of Zagam.

     During the second quarter of fiscal 2004, the Company sold the United States (“U.S.”) and Canadian rights for Sertaconazole Nitrate 2% Cream. In accordance with the terms of the agreement, Mylan received $2.0 million in the second quarter and will receive an additional $12.0 million upon approval of the product by the Food and Drug Administration (“FDA”).

     Cash used in investing activities for the six months ended September 30, 2003, was $47.5 million. Of the Company’s $1.8 billion of total assets at September 30, 2003, 35% or $638.4 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist primarily of high-quality government and commercial paper. These investments are highly liquid and are available for operating needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

     Capital expenditures during the six months ended September 30, 2003, were $47.1 million. These expenditures included the purchase of machinery and equipment used in the Company’s operations. As our planned expansions continue, capital expenditures are expected to increase to approximately $120.0 million for the fiscal year.

     In the second quarter of fiscal 2004, Mylan sold an office building to a lessee for a purchase price of $12.0 million. The cash was received and a gain of $5.0 million was recognized in the second quarter.

     In the first quarter of fiscal 2004, the Company sold its ownership interest in a foreign entity back to that entity for approximately $15.0 million. According to the agreement, Mylan will receive $5.0 million in fiscal 2004 and the remainder in fiscal 2005.

     Cash used in financing activities was $91.0 million for the six months ended September 30, 2003. $98.6 million was used to purchase 5.0 million shares of the Company’s stock. In May 2002, the Board of Directors (the “Board”) approved a stock repurchase program that authorized the purchase of up to 22.5 million shares of the Company’s outstanding common stock. Through the second quarter of fiscal 2004, 21.1 million shares had been purchased under this program. Subsequent to September 30, 2003, and through November 3, 2003, 0.6 million additional shares were purchased for approximately $16.0 million. The Company expects to purchase the remaining shares during the remainder of fiscal 2004.

     Mylan continues to pay quarterly cash dividends. In fiscal 2003, the Board voted to increase the quarterly dividend from 1.78 cents per share to 2.22 cents per share. Dividend payments totaled $12.0 million during the first half of fiscal 2004.

     The Company is involved in various legal proceedings that are considered normal to its business (see Note 10 to Condensed Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations.

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

     In order to provide additional operating leverage, if necessary, the Company maintains a revolving line of credit with a commercial bank providing for borrowings of up to $50.0 million. As of September 30, 2003, no funds have been advanced under this line of credit. Additionally, the Company is continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, the Company may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity.

Risk Factors

     The following risk factors could have a material adverse effect on our business, financial position or results of operations. These risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common stock to fluctuate or decline. Please refer to our other periodic reports filed with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

     U.S. FDA approval is required before any prescription drug product, including generic drug products, can be marketed. The process of obtaining FDA approval to manufacture and market new and generic pharmaceutical products is rigorous, time-consuming, costly and largely unpredictable. We may be unable to obtain requisite FDA approvals on a timely basis for new generic or brand products that we may develop, license or otherwise acquire. The timing and cost of obtaining FDA approvals could adversely affect our product introduction plans, financial position and results of operations and could cause the market value of our common stock to decline.

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

     The pharmaceutical industry is subject to regulation by various federal and state governmental authorities. For instance, we must comply with FDA requirements with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of New Drug Applications (“NDAs”) or ANDAs, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal regulatory compliance programs and policies and have had a favorable compliance history, there is no guarantee that these programs, as currently designed, will meet regulatory agency standards in the future. Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

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

     Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after we submit an NDA or ANDA, the FDA may request that we conduct additional studies and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

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

     Our competitors, both brand and generic, often pursue strategies to prevent or delay competition from generic alternatives to brand products. These strategies include, but are not limited to:

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence;
•	initiating legislative efforts in various states to limit the substitution of generic versions of brand pharmaceuticals;
•	filing suits for patent infringement that automatically delay FDA approval of many generic products;
•	introducing “second-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which we seek FDA approval;
•	obtaining extensions of market exclusivity by conducting trials of brand drugs in pediatric populations as discussed below;

•	entering into agreements whereby other generic companies will begin to market a generic equivalent of a branded product at the same time generic competition initially enters the market;
•	persuading the FDA to withdraw the approval of brand name drugs for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn;
•	seeking to obtain new patents on drugs for which patent protection is about to expire; and
•	filing a citizen’s petition with the FDA, which often results in delays of our approvals.

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

WE DEPEND ON THIRD-PARTY SUPPLIERS AND DISTRIBUTORS FOR THE RAW MATERIALS, PARTICULARLY THE CHEMICAL COMPOUND(S) COMPRISING THE ACTIVE PHARMACEUTICAL INGREDIENT, THAT WE USE TO MANUFACTURE OUR PRODUCTS, AS WELL AS CERTAIN FINISHED GOODS. A PROLONGED INTERRUPTION IN THE SUPPLY OF SUCH PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

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

     The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at September 30, 2003 and March 31, 2003:

	September 30,	March 31,
(in thousands)	2003	2003

Debt securities	$433,992	$419,135
Equity securities	10,215	8,769

	$444,207	$427,904

Marketable Debt Securities

     The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At September 30, 2003, the Company had invested $434.0 million in marketable debt securities, of which $75.2 million will mature within one year and $358.8 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $358.8 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $17.9 million change in marketable debt securities.

Marketable Equity Securities

     Marketable equity securities are primarily managed by professional portfolio managers whose investment objective is to increase fund value through purchasing undervalued common stocks and holding these securities for a period of time. These portfolio managers are continually evaluating the portfolio to ensure that it meets our investment objectives. As of September 30, 2003, a 10% change in the market value of these investments would result in a $1.0 million change in marketable equity securities.

ITEM 4.  CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, during the period covered by this report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

     For a description of the material pending legal proceedings to which the Company is a party, please see our Annual Report on Form 10-K for the year ended March 31, 2003, as supplemented by the disclosure in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. During the quarter ended September 30, 2003, there were no new legal proceedings or material developments with respect to pending proceedings other than as described below.

Omeprazole

     In fiscal 2001, AstraZeneca PLC (“AstraZeneca”) filed suit against MPI and Mylan Laboratories Inc. (“Mylan Labs”) in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents with respect to omeprazole. MPI has filed a motion for summary judgment as to all claims of infringement, and the summary judgment motion remains pending. AstraZeneca has amended the pending lawsuit to assert claims against Mylan Labs and MPI, and has filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper.

Paclitaxel

     In June 2001, NAPRO Biotherapeutics Inc. (“NAPRO”) and Abbott Laboratories Inc. (“Abbott”) filed suit against Mylan Labs, MPI and UDL Laboratories Inc. (“UDL”) in the U.S. District Court for the Western District of Pennsylvania. The plaintiffs allege that the manufacture, use and sale of MPI’s paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. By order dated October 8, 2003, the court granted partial summary judgment in favor of NAPRO and Abbott finding that Mylan Labs, MPI and UDL infringe most of the asserted claims, and dismissing one of the defendants’ asserted invalidity defenses. The Company’s remaining invalidity and unenforceability claims remain pending before the court.

Commonwealth of Massachusetts Medicaid Litigation

     On September 26, 2003, the Commonwealth of Massachusetts sued Mylan Labs and 12 other generic drug companies alleging unlawful manipulation of reimbursements under the Massachusetts Medicaid program. The lawsuit identifies three drug products sold by MPI and seeks equitable relief, attorneys’ fees, cost of litigation and monetary damages in unspecified sums.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following provides a summary of votes cast for the proposals on which our shareholders voted at our Annual Meeting of Shareholders held on July 25, 2003.

Proposal No. 1 — Election of 11 Directors.

Nominee	For	Withheld

Milan Puskar	231,387,246	12,807,071
Robert J. Coury	231,216,824	12,977,493
Wendy Cameron	222,228,539	21,965,778
Laurence S. DeLynn	222,021,393	22,172,924
John C. Gaisford, M.D.	222,810,936	22,383,381
Douglas J. Leech	164,223,600	79,970,717
Joseph C. Maroon, M.D.	232,621,626	11,572,691
Patricia A. Sunseri	231,363,096	12,831,221
C.B. Todd	231,278,430	12,915,887
Randall L. Vanderveen, Ph.D., R.Ph.	222,298,289	21,896,028
Stuart A. Williams, Esq.	231,304,653	12,885,164

     Proposal No. 2 — Approval of proposed increase in the number of authorized shares of the Company’s common stock.

For	Against	Abstain
220,359,360	22,693,271	1,141,656

     Proposal No. 3 — Approval of proposed Mylan Laboratories Inc. 2003 Long-Term Incentive Plan.

For	Against	Abstain	Broker Nonvotes
136,734,575	46,475,277	1,893,534	59,090,931

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of the registrant, as amended to date.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.   Reports on Form 8-K

On July 24, 2003, the Company filed a Report on Form 8-K announcing earnings for the three months ended June 30, 2003.

On September 16, 2003, the Company filed a Report on Form 8-K announcing a three-for-two stock split.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended September 30, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc. (Registrant)

November 12, 2003	By: /s/ Robert J. Coury Robert J. Coury Vice Chairman and Chief Executive Officer

November 12, 2003	/s/ Edward J. Borkowski Edward J. Borkowski Chief Financial Officer (Principal financial officer)

November 12, 2003	/s/ Gary E. Sphar Gary E. Sphar Vice President, Corporate Controller (Principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws of the registrant, as amended to date.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.