Form 10-Q
period 2003-12-31
MYLAN LABORATORIES INC
filed 2004-02-06
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 1-9114

MYLAN LABORATORIES INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	25-1211621 (I.R.S. Employer Identification No.)

1500 Corporate Drive
Canonsburg, Pennsylvania 15317
(Address of principal executive offices)
(Zip Code)

(724) 514-1800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	January 29, 2004

$0.50 par value	268,171,822

Condensed Consolidated Statements of Earnings
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Exhibit 10.4.A
Exhibit 10.5.A
Exhibit 10.15.A
Exhibit 10.16.A
Exhibit 10.17.A
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 10.23
Exhibit 10.24
Exhibit 31.1
Exhibit 31.2
Exhibit 32

MYLAN LABORATORIES INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
December 31, 2003

INDEX

Page
Number
PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
Condensed Consolidated Statements of Earnings – Three and Nine Months Ended December 31, 2003 and 2002	3
Condensed Consolidated Balance Sheets – December 31, 2003 and March 31, 2003	4
Condensed Consolidated Statements of Cash Flows – Nine Months Ended December 31, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6
Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	14
Item 3: Quantitative and Qualitative Disclosures About Market Risk	28
Item 4: Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1: Legal Proceedings	29
Item 6: Exhibits and Reports on Form 8-K	29
SIGNATURES	31

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(unaudited; in thousands, except per share amounts)

	Three Months		Nine Months

Period Ended December 31,	2003	2002	2003	2002

Net revenues	$349,786	$320,494	$1,041,254	$915,506
Cost of sales	150,602	150,918	456,933	431,596

Gross profit	199,184	169,576	584,321	483,910

Operating expenses:
Research & development	25,248	22,941	73,933	59,953
Selling & marketing	18,027	15,173	53,137	48,598
General & administrative	33,096	28,769	95,016	73,020
Litigation settlements	(2,676)	—	(24,345)	—

Total operating expenses	73,695	66,883	197,741	181,571

Earnings from operations	125,489	102,693	386,580	302,339
Other income, net	4,194	3,734	14,727	7,335

Earnings before income taxes	129,683	106,427	401,307	309,674
Provision for income taxes	45,065	37,995	141,548	111,164

Net earnings	$84,618	$68,432	$259,759	$198,510

Earnings per common share:
Basic	$0.32	$0.25	$0.97	$0.71

Diluted	$0.31	$0.24	$0.94	$0.70

Weighted average common shares:
Basic	268,560	276,522	269,141	280,661

Diluted	276,881	279,891	276,478	283,596

Cash dividend declared per common share	$0.03	$0.02	$0.07	$0.05

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	December 31,	March 31,
	2003	2003

Assets
Current assets:
Cash and cash equivalents	$130,632	$258,902
Marketable securities	569,790	427,904
Accounts receivable, net	208,647	187,587
Inventories	311,605	237,777
Deferred income tax benefit	84,870	104,173
Other current assets	30,188	11,868

Total current assets	1,335,732	1,228,211
Property, plant and equipment, net	250,245	178,330
Intangible assets, net	139,752	150,256
Goodwill	102,579	102,581
Other assets	52,664	85,845

Total assets	$1,880,972	$1,745,223

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Trade accounts payable	$63,649	$66,017
Income taxes payable	69,258	50,600
Other current liabilities	114,926	149,154

Total current liabilities	247,833	265,771
Long-term obligations	19,706	19,943
Deferred income tax liability	23,048	13,177

Total liabilities	290,587	298,891

Shareholders’ equity
Common stock	151,657	150,452
Additional paid-in capital	334,985	304,350
Retained earnings	1,570,656	1,330,933
Accumulated other comprehensive earnings	3,212	3,718

	2,060,510	1,789,453
Less:
Treasury stock at cost	470,125	343,121

Total shareholders’ equity	1,590,385	1,446,332

Total liabilities and shareholders’ equity	$1,880,972	$1,745,223

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

Nine Months Ended December 31,	2003	2002

Cash flows from operating activities:
Net earnings	$259,759	$198,510
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	32,718	30,130
Deferred income tax expense (benefit)	25,942	(14,439)
Net earnings from equity method investees	2,774	6,725
Cash received from Somerset	10,000	—
Changes in estimated sales allowances	(6,773)	55,608
Gain on sale of building	(5,000)	—
Other non-cash items	(1,643)	(3,342)
Gain from litigation settlements	(24,345)	—
Receipts from litigation settlements	16,000	—
Payments of litigation settlements	(32,630)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,039)	(82,210)
Inventories	(73,828)	(21,264)
Trade accounts payable	(2,368)	18,384
Income taxes	34,328	45,118
Other operating assets and liabilities, net	(12,910)	20,784

Net cash provided from operating activities	208,985	254,004

Cash flows from investing activities:
Capital expenditures	(88,979)	(22,154)
Purchase of marketable securities	(581,139)	(604,284)
Proceeds from sale of marketable securities	441,791	621,482
Liquidation of equity investment	7,269	—
Proceeds from sale of building	12,000	—
Other items, net	(1,498)	(1,870)

Net cash used in investing activities	(210,556)	(6,826)

Cash flows from financing activities:
Cash dividends paid	(17,980)	(15,073)
Purchase of common stock	(133,088)	(155,573)
Proceeds from exercise of stock options	24,369	16,140

Net cash used in financing activities	(126,699)	(154,506)

Net(decrease)increase in cash and cash equivalents	(128,270)	92,672
Cash and cash equivalents - beginning of period	258,902	160,790

Cash and cash equivalents - end of period	$130,632	$253,462

Additional disclosures:
Cash paid for income taxes	$81,279	$80,486

Non-cash financing activities:
Issuance of restricted stock	$11,740	$—

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited; in thousands, except share and per share amounts)

1.	General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of Mylan Laboratories Inc. and subsidiaries (“Mylan” or “the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes or other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

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

     The interim results of operations for the three and nine months ended December 31, 2003, and the interim cash flows for the nine months ended December 31, 2003, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

On October 8, 2003, the Company effected a three-for-two split of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock split.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $276,127 and $283,013 as of December 31, 2003, and March 31, 2003. Other current liabilities include $33,209 and $33,096 at December 31, 2003, and March 31, 2003, for certain rebates and other adjustments that are payable to indirect customers. Included in net revenues for the three months ended December 31, 2003, was $13,243 representing income related to the sale of the United States (“U.S.”) and Canadian rights for sertaconazole nitrate 2% cream.

3.	Balance Sheet Components

Selected balance sheet components consist of the following:

	December 31,	March 31,
	2003	2003

Inventories:
Raw materials	$126,781	$107,731
Work in process	40,043	33,990
Finished goods	144,781	96,056

	$311,605	$237,777

Property, plant and equipment:
Land and improvements	$9,704	$9,089
Buildings and improvements	131,200	108,156
Machinery and equipment	239,080	195,300
Construction in progress	40,261	20,346

	420,245	332,891
Less - accumulated depreciation	170,000	154,561

	$250,245	$178,330

Other current liabilities:
Accrued rebates	$33,209	$33,096
Payroll and employee benefit plan accruals	34,206	18,371
Royalties and product license fees	14,642	34,465
Cash dividends payable	8,087	6,031
Current portion of long-term obligations	1,586	1,586
Litigation settlements	—	32,630
Other	23,196	22,975

	$114,926	$149,154

4.	Earnings per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options on the weighted average number of common shares outstanding was 8,321,720 and 3,370,000 for the three months ended December 31, 2003 and 2002 and 7,336,509 and 2,936,000 for the nine months ended December 31, 2003, and 2002.

Options to purchase 35,000 shares of common stock were outstanding as of December 31, 2003, but were not included in the computation of diluted earnings per share for the three and nine months then ended because to do so would have been antidilutive.

5.	Intangible Assets

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(years)	Cost	Amortization	Value

December 31, 2003
Amortized intangible assets:
Patents and technologies	19	$117,435	$40,756	$76,679
Product rights and licenses	12	109,342	55,702	53,640
Other	20	14,267	5,617	8,650

		$241,044	$102,075	138,969

Intangible assets no longer subject to amortization:
Trademarks				783

				$139,752

March 31, 2003
Amortized intangible assets:
Patents and technologies	19	$117,435	$36,126	$81,309
Product rights and licenses	12	107,273	48,301	58,972
Other	20	14,267	5,075	9,192

		$238,975	$89,502	149,473

Intangible assets no longer subject to amortization:
Trademarks				783

				$150,256

During the first quarter of fiscal 2004, the Company removed from the balance sheet certain intangible assets with an original cost of $2,430. Such assets were fully amortized and have no ongoing benefit to current operations.

Amortization expense for the nine months ended December 31, 2003, and 2002 was $15,003 and $14,145, and is expected to be $18,195, $14,204, $13,845, $13,362 and $13,032 for fiscal years 2005 through 2009, respectively.

6.	Comprehensive Earnings

Comprehensive earnings consist of the following:

	Three Months		Nine Months

Period Ended December 31,	2003	2002	2003	2002

Net earnings	$84,618	$68,432	$259,759	$198,510
Other comprehensive earnings, net of income tax:
Net unrealized (loss) gain on marketable securities	(891)	710	1,722	2,442
Reclassification gains included in net earnings	(1,953)	(244)	(2,228)	(3,410)

	(2,844)	466	(506)	(968)

Comprehensive earnings	$81,774	$68,898	$259,253	$197,542

Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.

7.	Common Stock

On July 25, 2003, the Company’s shareholders approved an increase in the number of authorized shares of the Company’s common stock from 300,000,000 to 600,000,000. As of December 31, 2003 and March 31, 2003, there were 600,000,000 and 300,000,000 shares of common stock authorized with 303,313,694 and 300,904,262 (200,602,841 on a pre-split basis) shares issued. Treasury shares held as of December 31, 2003 and March 31, 2003 were 35,129,641 and 29,143,443.

In May 2002, the Board of Directors approved a Stock Repurchase Program to purchase up to 22,500,000 shares of the Company’s outstanding common stock. During the nine months ended December 31, 2003, the Company purchased 6,458,700 shares for approximately $133,088. The Stock Repurchase Program was completed on November 18, 2003.

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

In August 2003, the Company awarded 472,500 shares of restricted common stock to certain executives as permitted under the 2003 Plan. All restricted stock awards entitle the participant to dividend and voting rights. The shares cliff vest at the end of a three-year period. Upon issuance of the restricted shares, unearned compensation of $11,740 was charged to shareholders’ equity for the fair value of the restricted stock issued and is being recognized as compensation expense ratably over the three-year period. Compensation expense, net of related tax effects, for the three and nine months ended December 31, 2003, was $985 and $1,403.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company accounts for stock option plans under the intrinsic-value-based method as defined in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months		Nine Months

Period ended December 31,	2003	2002	2003	2002

Net earnings, as reported	$84,618	$68,432	$259,759	$198,510
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	985	—	1,403	—
Deduct: Total compensation expense determined under the fair value based method for all stock awards, net of related tax effects	(6,611)	(3,982)	(19,030)	(15,063)

Pro forma net earnings	$78,992	$64,450	$242,132	$183,447

Earnings per share:
Basic - as reported	$0.32	$0.25	$0.97	$0.71

Basic - pro forma	$0.29	$0.23	$0.90	$0.65

Diluted - as reported	$0.31	$0.24	$0.94	$0.70

Diluted - pro forma	$0.29	$0.23	$0.88	$0.65

9.	Segment Reporting

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

The following table presents the results of operations for each of the Company’s operating segments:

	Three Months			Nine Months

Period Ended December 31,	2003		2002	2003		2002

Consolidated:
Net revenues	$349,786		$320,494	$1,041,254		$915,506
Pretax earnings	129,683		106,427	401,307		309,674
Generic:
Net revenues	$277,446		$253,888	$832,157		$763,814
Segment profit	130,449		112,649	395,103		339,719
Brand:
Net revenues	$72,340	[1]	$66,606	$209,097	[1]	$151,692
Segment profit	17,052		10,742	38,514		11,455
Corporate/Other:
Loss	$(17,818)		$(16,964)	$(32,310)		$(41,500)

[1] Includes $13,243 and $13,910 related to the sale of the U.S. and Canadian rights for sertaconazole nitrate 2% cream in the three and nine months ended December 31, 2003.

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

Omeprazole

In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”) filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules, and made “Paragraph IV” certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book”. AstraZeneca filed suit against MPI and Mylan Laboratories Inc. (“Mylan Labs”) in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. MPI filed a motion for summary judgment as to all claims of infringement, and the summary judgment motion remains pending. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI, and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A.

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

Paclitaxel

In June 2001, NAPRO Biotherapeutics Inc. (“NAPRO”) and Abbott Laboratories Inc. (“Abbott”) filed suit against Mylan Labs, MPI and UDL Laboratories Inc. (“UDL”) in the U.S. District Court for the Western District of Pennsylvania. Plaintiffs allege that the manufacture, use and sale of MPI’s paclitaxel product, which MPI began selling in July 2001, infringes certain patents owned by NAPRO and allegedly licensed to Abbott. Plaintiffs seek unspecified damages plus interest, a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such equitable and other relief as the court deems just and proper. In December 2003, the district court entered a final judgment against Mylan Labs, MPI and UDL, finding that the defendants infringed valid and enforceable patents. The Company has appealed these rulings to the U.S. Court of Appeals for the Federal Circuit. The district court has scheduled a trial for May 24, 2004, to address the plaintiffs’ claims for money damages and a finding of willful infringement which could result in treble damages, attorneys’ fees and costs of litigation being assessed against the Company.

Also in December 2003, NAPRO filed a motion for a permanent injunction seeking to prohibit the Company from, among other things, making, using, licensing or selling any paclitaxel product that infringes NAPRO’s patents. The district court granted the motion although, recognizing the Company’s intention to immediately appeal the ruling, granted a temporary stay of the injunction. The Company filed an emergency motion with the Federal Circuit requesting a stay of the injunction until the appeal is resolved, arguing that equities favored a stay. In February 2004, the Federal Circuit granted the Company's motion.

Pricing and Medicaid Litigation

Mylan Labs, along with a number of other pharmaceutical manufacturers, has been named as a defendant in four lawsuits filed in the state courts of California in which the plaintiffs allege the defendants unlawfully, unfairly and fraudulently manipulated the reported average wholesale price of various products, allegedly to increase third-party reimbursements to others for their products. Two of these lawsuits were voluntarily dismissed by the plaintiffs. Neither of the two remaining cases has been certified as a class action, although both cases seek class action and representative status. The two remaining cases have been transferred to the “Average Wholesale Price” multi-district litigation proceedings in the U.S. District Court for the District of Massachusetts. Mylan Labs has filed a motion to dismiss all claims against it. Plaintiffs seek equitable relief in the form of disgorgement and restitution, attorneys’ fees and costs of litigation.

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

Lorazepam and Clorazepate

On March 31, 2003, the Company announced a tentative settlement of a direct purchaser class action related to the sale of lorazepam and clorazepate for a total amount of $35.0 million. The Company’s co-defendants agreed to an initial contribution of approximately $7.0 million toward the $35.0 million settlement. The Company’s obligation was accrued at March 31, 2003. During the first quarter of fiscal 2004, this settlement received final court approval. Upon receiving such approval, the Company recorded a gain of approximately $10.0 million related to additional contributions which the co-defendants agreed in April 2003 to make to the Company. This additional $10.0 million reduces the Company’s share of the total settlement to approximately $18.0 million. The Company is to receive the $10.0 million in five annual payments of $2.0 million each. This settlement does not include several related cases, and the Company does not believe that an adverse result in any of the remaining lorazepam and clorazepate cases, collectively or individually, would have a material adverse effect on the Company’s financial position or results of operations

Zagam®

Mylan Labs, Mylan Caribe Inc. and Bertek Pharmaceuticals, Inc. (“Bertek”) filed suit against Aventis Pharmaceuticals, Inc., successor in interest to Rhone-Poulenc Rorer Pharmaceuticals, Inc.; Rhone-Poulenc Rorer Pharmaceuticals, LTD; Rorer Pharmaceutical Products, Inc.; Rhone-Poulenc Rorer, S.A., and their affiliates in the U.S. District Court for the Western District of Pennsylvania in May 2001, and the defendants counterclaimed. The Company previously identified this matter as a case in which an adverse outcome could have had a material adverse effect on the Company’s financial position and results of operations. In April 2003, the Company entered into a settlement of the matter pursuant to which the Company received a payment of $12.5 million, the dismissal of the defendants’ counterclaims and termination of the agreements in question.

Other Inquiries

On June 26, 2003, UDL and MPI received requests from the U.S. House of Representatives Energy and Commerce Committee requesting information about certain drug products sold by UDL and MPI, in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. Several states’ Attorneys General (“AGs”) have also sent letters to MPI, UDL and Bertek demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion addresses material changes in the results of operations and financial condition of Mylan Laboratories Inc. and Subsidiaries (“the Company”, “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, and the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”).

On October 8, 2003, the Company effected a three-for-two split of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock split.

This Report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003, the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003, and the Company’s other SEC filings and public disclosures. This Form 10-Q may contain “forward-looking statements”. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in this Item 2. The Company undertakes no obligation to update any forward-looking statements.

Results of Operations

Mylan’s financial results for the three months ended December 31, 2003 included net revenues of $349.8 million, net earnings of $84.6 million and earnings per diluted share of $0.31. Mylan’s Generic Segment and Brand Segment both realized a 9% increase in net revenues compared with the third quarter of fiscal 2003. For the year-to-date period, consolidated net revenues exceeded $1.0 billion, totaling $1.04 billion, a 14% increase over revenues in the same prior year period. Net earnings for the nine months ended December 31, 2003, were $259.8 million, or $0.94 per diluted share.

The following table illustrates the financial results for the consolidated company and by operating segment:

Segment Results (in thousands)

	Three Months		Nine Months

Period Ended December 31,	2003	2002	2003	2002

Consolidated:
Net revenues	$349,786	$320,494	$1,041,254	$915,506
Gross profit	199,184	169,576	584,321	483,910
Research and development	25,248	22,941	73,933	59,953
Selling and marketing	18,027	15,173	53,137	48,598
General and administrative	33,096	28,769	95,016	73,020
Litigation settlements	(2,676)	—	(24,345)	—
Other income, net	4,194	3,734	14,727	7,335

Pretax earnings	$129,683	$106,427	$401,307	$309,674

Generic Segment:
Net revenues	$277,446	$253,888	$832,157	$763,814
Gross profit	153,582	131,724	461,249	396,079
Research and development	14,436	11,073	42,077	31,960
Selling and marketing	2,743	2,779	8,260	8,078
General and administrative	5,954	5,223	15,809	16,322

Segment profit	$130,449	$112,649	$395,103	$339,719

Brand Segment:
Net revenues	$72,340	$66,606	$209,097	$151,692
Gross profit	45,602	37,852	123,072	87,831
Research and development	10,812	11,868	31,856	27,993
Selling and marketing	15,284	12,394	44,877	40,520
General and administrative	2,454	2,848	7,825	7,863

Segment profit	$17,052	$10,742	$38,514	$11,455

Corporate/Other:
Loss	$(17,818)	$(16,964)	$(32,310)	$(41,500)

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

Quarter Ended December 31, 2003, Compared to Quarter Ended December 31, 2002

Net Revenues and Gross Profit

          Net revenues for the current quarter increased 9% or $29.3 million to $349.8 million, compared to $320.5 million in the third quarter of fiscal 2003. Both the Generic Segment and the Brand Segment contributed to the increase in net revenues. For the Generic Segment, net revenues increased 9% or $23.6 million to $277.4 million in the third quarter of fiscal 2004 compared to $253.9 million in the prior year third quarter. Brand Segment net revenues increased 9% or $5.7 million to $72.3 million from $66.6 million.

          The increase in Generic net revenues was driven by new products launched subsequent to December 31, 2002, which contributed net revenues of $29.5 million, largely due to omeprazole. Excluding new products, net revenues decreased primarily as a result of lower overall volume. In total, Generic volume shipped was approximately 2.86 billion doses in the current quarter compared with 2.93 billion doses in the same prior year period. Both volume and pricing are impacted by numerous factors, one of which is competition. The entrance into the market of other generic competition in the future could negatively impact the volume and pricing of certain of the Company’s key products.

          For the Brand Segment, net revenues in the third quarter included $13.2 million realized from the sale of the U.S. and Canadian rights for sertaconazole nitrate 2% cream (“sertaconazole”). Excluding the effects of the sale of sertaconazole, Brand Segment net revenues decreased primarily due to lower sales of Digitek® which have decreased primarily due to additional competition.

          The Company’s gross profit for the third quarter of fiscal 2004 increased 17% or $29.6 million to $199.2 million from $169.6 million in the same prior year period, while increasing as a percentage of net revenues from approximately 53% in the prior year to 57% in fiscal 2004. In the Generic Segment, gross profit increased 17% or $21.9 million to $153.6 million from $131.7 million and gross margins increased from 52% to 55%. The increase in Generic Segment gross margin is primarily the result of products launched subsequent to December 31, 2002, as well as favorable product mix.

          In the Brand Segment, gross profit increased 20% or $7.8 million to $45.6 million from $37.9 million and gross margins increased from 57% to 63%. The increase in Brand gross margin was primarily the result of the sertaconazole sale. Excluding the effects of this sale, margins decreased primarily due to lower margins realized on sales of Digitek and Amnesteem™.

Operating Expenses

          Research and development (“R&D”) expenses for the current quarter increased 10% or $2.3 million to $25.2 million from $22.9 million. This increase was driven by the Generic Segment, for which R&D expenses increased by $3.4 million, partially offset by a slight decrease in R&D expenses in the Brand Segment. The increase in Generic Segment R&D was the result of the expansion of the R&D infrastructure, which is a function of the increase in the number, timing, formulation and manufacturing complexities of Abbreviated New Drug Application (“ANDA”) submissions, including planned submissions.

          Selling and marketing expenses for the current quarter increased 19% or $2.9 million to $18.0 million from $15.2 million. The Brand Segment was responsible for this increase as Generic Segment selling and marketing expenses remained constant. The increase in the Brand Segment was the result of pre-marketing activities associated with apomorphine.

          General and administrative expenses for the quarter increased 15% or $4.3 million to $33.1 million from $28.8 million. The majority of this increase was the result of higher corporate expenses which increased by $4.0 million. This increase is primarily the result of increased legal expenses which are an integral part of our ability to continue to deliver new generic products to the market.

Other Income, net

          Other income, net of non-operating expenses, was $4.2 million in the third quarter of fiscal 2004 compared to $3.7 million in the third quarter of fiscal 2003.

Nine Months Ended December 31, 2003, Compared to Nine Months Ended December 31, 2002

Net Revenues and Gross Profit

          Net revenues for the nine months ended December 31, 2003, increased 14% or $125.7 million to $1.04 billion, compared to $915.5 million in the same prior year period. Both the Generic Segment and the Brand Segment contributed to the increase in net revenues. For the Generic Segment, net revenues increased 9% or $68.3 million to $832.2 million in the first nine months of fiscal 2004 compared to $763.8 million in the first nine months of fiscal 2003. Brand Segment net revenues increased 38% or $57.4 million to $209.1 million from $151.7 million in the same prior year period.

          The increase in Generic Segment net revenues was primarily the result of products launched subsequent to December 31, 2002. These products contributed $102.5 million to sales, largely due to omeprazole. Excluding new products, net revenues decreased primarily as a result of lower volume on certain existing products. In total, Generic volume shipped was approximately 8.2 billion doses in the current nine months, compared to 8.8 billion doses in the same prior year period.

          The majority of the increase in Brand Segment net revenues was driven by Amnesteem, which was launched during the third quarter of fiscal 2003. Net revenues from Amnesteem accounted for approximately 65% of the total increase, with the remainder attributed to the continued growth of certain other core products in the existing product portfolio, primarily clozapine, phenytoin and Phenytek®, and the sale of sertaconazole. This increase was partially offset by lower sales of Digitek, which decreased primarily due to additional competition.

          The Company’s gross profit for the first nine months of fiscal 2004 increased 21% or $100.4 million to $584.3 million from $483.9 million in the same prior year period while increasing as a percentage of net revenues from approximately 53% to 56%. Generic gross profit increased 16% or $65.2 million to $461.2 million from $396.1 million, while Generic gross margin increased to 55% from 52% on the strength of new product sales and favorable product mix. Brand gross profit increased 40% or $35.2 million to $123.1 million from $87.8 million while Brand gross margin increased from 58% to 59%. The increase in Brand Segment gross margin was driven by the sertaconazole sale. Excluding sertaconazole, Brand Segment gross margins decreased primarily due to lower margins realized on sales of Amnesteem.

Operating Expenses

          R&D expenses for the current nine months increased 23% or $14.0 million to $73.9 million from $60.0 million, driven by increases in both the Generic and Brand Segments. Generic Segment R&D expenses increased by $10.1 million or 32% as a result of the expansion of the R&D infrastructure which is a function of the increase in the number, timing, formulation and manufacturing complexities of ANDA submissions, including planned submissions. Brand Segment R&D expenses increased $3.9 million or 14% primarily due to ongoing clinical studies on nebivolol.

          Selling and marketing expenses for the current nine months increased 9% or $4.5 million to $53.1 million from $48.6 million. The increase in the Brand Segment was primarily the result of pre-marketing activities related to apomorphine.

          General and administrative expenses for the nine months increased $22.0 million to $95.0 million from $73.0 million. This increase was the result of higher corporate expenses, which increased by $22.5 million, primarily due to increased legal expenses related to ongoing, as well as recently settled litigation which is an integral part of our ability to continue to deliver new generic products to the market.

Litigation Settlements

          Included in the results for the first nine months of fiscal 2004 were gains of $24.3 million. Of this, $21.7 million was recorded in the first quarter, and includes a gain of $12.5 million related to a settlement reached with respect to the marketing and manufacturing of Zagam®. The remainder of the gain primarily relates to future payments to be made to Mylan totaling $10.0 million from Mylan’s co-defendants in the lorazepam and clorazepate litigation. This $10.0 million represents a partial reimbursement of the settlement funds paid by Mylan toward the settlement announced in fiscal 2003. These additional payments were agreed to by the co-defendants and the settlement received final approval from the judge overseeing the litigation in the first nine months of fiscal 2004.

Other Income, net

          Other income, net of non-operating expenses, was $14.7 million for the nine months of fiscal 2004 compared to $7.3 million in the first nine months of the prior year, an increase of $7.4 million. This increase was primarily the result of a $5.0 million gain on the sale of an office building that was recorded in the second quarter of fiscal 2004, as well as an increase of $4.7 million in income from investments which are accounted for under the equity method. These increases were partially offset by lower interest income and fewer realized gains on the sale of marketable securities.

Liquidity and Capital Resources

          The Company’s primary source of liquidity continues to be cash flows from operating activities, which were $209.0 million for the nine months ended December 31, 2003. Working capital as of December 31, 2003, was $1.09 billion, an increase of $125.5 million from the balance at March 31, 2003. Inventory represented the most significant increase among working capital items, increasing by $73.8 million from March 31, 2003. This increase is due to planned production increases in order to meet forecasted demand as well as recent product launches.

          During the first quarter of fiscal 2004, Mylan paid $32.6 million related to the settlement of certain legal matters that were resolved and accrued for in fiscal 2003. Additionally, in the first quarter, Mylan received $12.5 million with respect to a settlement related to contracts for the marketing and manufacture of Zagam.

          Cash used in investing activities for the nine months ended December 31, 2003, was $210.6 million. Of the Company’s $1.9 billion of total assets at December 31, 2003, $700.4 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist primarily of high-quality government and commercial paper. These investments are highly liquid and are available for operating needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

          Capital expenditures during the nine months ended December 31, 2003, were $89.0 million. These expenditures included the purchase of machinery and equipment used in the Company’s operations. As the Company’s planned expansions continue, capital expenditures are expected to increase to approximately $110.0 million to $120.0 million for the fiscal year.

          In the second quarter of fiscal 2004, Mylan sold an office building to a lessee for a purchase price of $12.0 million. The cash was received and a gain of $5.0 million was recognized in the second quarter.

          Cash used in financing activities was $126.7 million for the nine months ended December 31, 2003. Included in financing activities was $133.1 million to purchase 6.5 million shares of the Company’s stock. In May 2002, the Board of Directors (the “Board”) approved a stock repurchase program that authorized the purchase of up to 22.5 million shares of the Company’s outstanding common stock. This program was completed on November 18, 2003.

          In the third quarter of fiscal 2004, the Board voted to increase the quarterly dividend by 35% to 3.0 cents per share. Dividend payments totaled $18.0 million during the nine months ending December 31, 2003.

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

          In order to provide additional operating leverage, if necessary, the Company maintains a revolving line of credit with a commercial bank providing for borrowings of up to $50.0 million. As of December 31, 2003, no funds have been advanced under this line of credit. Additionally, the Company is continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, the Company may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity.

Risk Factors

          The following risk factors could have a material adverse effect on our business, financial position or results of industry or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common stock to fluctuate or decline. Please refer to our other periodic reports filed with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

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

          The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at December 31, 2003 and March 31, 2003:

	December 31,	March 31,
(in thousands)	2003	2003

Debt securities	$563,768	$419,135
Equity securities	6,022	8,769

	$569,790	$427,904

Marketable Debt Securities

          The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At December 31, 2003, the Company had invested $563.8 million in marketable debt securities, of which $79.6 million will mature within one year and $484.2 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $484.2 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $24.2 million change in marketable debt securities.

Marketable Equity Securities

          Marketable equity securities are primarily managed by professional portfolio managers whose investment objective is to increase fund value through purchasing undervalued common stocks and holding these securities for a period of time. These portfolio managers are continually evaluating the portfolio to ensure that it meets our investment objectives. As of December 31, 2003, a 10% change in the market value of these investments would result in a $0.6 million change in marketable equity securities.

ITEM 4. CONTROLS AND PROCEDURES

          An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, during the period covered by this report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

          For a description of the material pending legal proceedings to which the Company is a party, please see our Annual Report on Form 10-K for the year ended March 31, 2003, as supplemented by the disclosure in our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2003 and September 30, 2003. During the quarter ended December 31, 2003, there were no new material legal proceedings or material developments with respect to pending proceedings other than as described below

Paclitaxel

          In June 2001, NAPRO Biotherapeutics Inc. (“NAPRO”) and Abbott Laboratories Inc. (“Abbott”) filed suit against Mylan Labs, MPI and UDL Laboratories Inc. (“UDL”) in the U.S. District Court for the Western District of Pennsylvania. The plaintiffs allege that the manufacture, use and sale of MPI’s paclitaxel product infringes certain patents owned by NAPRO and allegedly licensed to Abbott. In December 2003, the district court entered a final judgment against Mylan Labs, MPI and UDL, finding that the defendants infringed valid and enforceable patents. The Company has appealed these rulings to the U.S. Court of Appeals for the Federal Circuit. The district court has scheduled a trial for May 24, 2004, to address the plaintiffs’ claims for money damages and a finding of willful infringement which could result in treble damages, attorneys’ fees and costs of litigation being assessed against the Company.

          Also in December 2003, NAPRO filed a motion for a permanent injunction seeking to prohibit the Company from, among other things, making, using, licensing or selling any paclitaxel product that infringes NAPRO’s patents. The district court granted the motion although, recognizing the Company’s intention to immediately appeal the ruling, granted a temporary stay of the injunction. The Company filed an emergency motion with the Federal Circuit requesting a stay of the injunction until the appeal is resolved, arguing that equities favored a stay. In February 2004, the Federal Circuit granted the Company's motion.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ending June 30, 2003, and incorporated herein by reference.

3.2	Second Amended and Restated Bylaws of the Registrant, as amended to date, filed as Exhibit 3.2 to the Form 10-Q for the quarterly period ending September 30, 2003, and incorporated herein by reference.

10.4(a)	Amendment No. 1 to Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Stuart A. Williams.

10.5(a)	Amendment No. 1 to Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Edward J. Borkowski.

10.15(a)	Amendment No. 1 to Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Robert J. Coury.

10.16(a)	Amendment No. 1 to Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Louis J. DeBone.

10.17(a)	Amendment No. 1 to Employment Agreement dated as of December 15, 2003,

between Mylan Laboratories Inc. and John P. O’Donnell.

10.18	Form of Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and each of Mark W. Fitch, Frank R. Sisto and Gary E. Sphar.

10.19	Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Robert J. Coury.

10.20	Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Edward J. Borkowski.

10.21	Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Louis J. DeBone.

10.22	Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and John P. O’Donnell.

10.23	Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Stuart A. Williams.

10.24	Form of Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and each of Mark W. Fitch, Frank R. Sisto and Gary E. Sphar.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.     Reports on Form 8-K

On October 14, 2003, the Company filed a Report on Form 8-K announcing an update in its litigation status, relating in particular to the consolidated, multi-district “Pharmaceutical Industry Average Wholesale Price Litigation” pending in the U.S. District Court for the District of Massachusetts.

On October 30, 2003, the Company filed a Report on Form 8-K announcing earnings for the three and six months ended September 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended December 31, 2003, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc.
(Registrant)

February 5, 2004	By: /s/ Robert J. Coury

Robert J. Coury
Vice Chairman and Chief Executive
Officer

February 5, 2004	/s/ Edward J. Borkowski

Edward J. Borkowski
Chief Financial Officer
(Principal financial officer)

February 5, 2004	/s/ Gary E. Sphar

Gary E. Sphar
Vice President, Corporate Controller
(Principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.4(a)	Amendment No. 1 to Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Stuart A. Williams.

10.5(a)	Amendment No. 1 to Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Edward J. Borkowski.

10.15(a)	Amendment No. 1 to Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Robert J. Coury.

10.16(a)	Amendment No. 1 to Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Louis J. DeBone.

10.17(a)	Amendment No. 1 to Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and John P. O’Donnell.

10.18	Form of Employment Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and each of Mark W. Fitch, Frank R. Sisto and Gary E. Sphar.

10.19	Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Robert J. Coury.

10.20	Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Edward J. Borkowski.

10.21	Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Louis J. DeBone.

10.22	Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and John P. O’Donnell.

10.23	Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and Stuart A. Williams.

10.24	Form of Transition and Succession Agreement dated as of December 15, 2003, between Mylan Laboratories Inc. and each of Mark W. Fitch, Frank R. Sisto and Gary E. Sphar.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO to Section 906 of the Sarbanes-Oxley Act of 2002.