Form 10-Q
period 2004-06-30
MYLAN LABORATORIES INC
filed 2004-08-09
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	August 3, 2004
$0.50 par value	268,733,386

MYLAN LABORATORIES INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
June 30, 2004

INDEX

Page
Number
PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
Condensed Consolidated Statements of Earnings - Three Months Ended June 30, 2004 and 2003	3
Condensed Consolidated Balance Sheets - June 30, 2004 and March 31, 2004	4
Condensed Consolidated Statements of Cash Flows - Three Months Ended June 30, 2004 and 2003	5
Notes to Condensed Consolidated Financial Statements	6
Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	13
Item 3: Quantitative and Qualitative Disclosures About Market Risk	31
Item 4: Controls and Procedures	32
PART II. OTHER INFORMATION
Item 1: Legal Proceedings	32
Item 6: Exhibits and Reports on Form 8-K	33
SIGNATURES	35
Exhibit 10.26
Exhibit 31.1
Exhibit 31.2
Exhibit 32

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(unaudited; in thousands, except per share amounts)

Three Months Ended June 30,	2004	2003
Net revenues	$339,012	$331,408
Cost of sales	159,259	153,979

Gross profit	179,753	177,429

Operating expenses:
Research & development	21,495	24,739
Selling & marketing	19,434	17,836
General & administrative	38,312	29,608
Litigation settlements, net	(25,985)	(21,669)

Total operating expenses	53,256	50,514

Earnings from operations	126,497	126,915
Other income, net	686	3,105

Earnings before income taxes	127,183	130,020
Provision for income taxes	45,150	46,157

Net earnings	$82,033	$83,863

Earnings per common share:
Basic	$0.31	$0.31

Diluted	$0.30	$0.30

Weighted average common shares:
Basic	268,553	270,220

Diluted	275,409	276,128

Cash dividend declared per common share	$0.03	$0.02

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	June 30,	March 31,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$175,305	$101,713
Marketable securities	637,686	585,445
Accounts receivable, net	213,931	191,094
Inventories	315,578	320,797
Deferred income tax benefit	84,890	78,477
Other current assets	24,467	40,315

Total current assets	1,451,857	1,317,841
Property, plant and equipment, net	286,371	273,051
Intangible assets, net	131,551	134,601
Goodwill	102,579	102,579
Other assets	46,290	47,218

Total assets	$2,018,648	$1,875,290

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Trade accounts payable	$57,843	$40,639
Income taxes payable	61,866	23,837
Other current liabilities	120,566	109,292

Total current liabilities	240,275	173,768
Long-term obligations	19,017	19,130
Deferred income tax liability	22,036	22,604

Total liabilities	281,328	215,502

Shareholders’ equity
Common stock	151,912	151,777
Additional paid-in capital	342,024	338,143
Retained earnings	1,711,470	1,637,497
Accumulated other comprehensive earnings	2,039	2,496

	2,207,445	2,129,913
Less:
Treasury stock at cost	470,125	470,125

Total shareholders’ equity	1,737,320	1,659,788

Total liabilities and shareholders’ equity	$2,018,648	$1,875,290

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

Three Months Ended June 30,	2004	2003
Cash flows from operating activities:
Net earnings	$82,033	$83,863
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	10,961	10,326
Deferred income tax (benefit) expense	(6,741)	18,520
Net earnings from equity method investees	1,200	1,136
Changes in estimated sales allowances	8,723	6,442
Other non-cash items	1,437	(725)
Gain from litigation settlements	(25,985)	(21,669)
Receipts from (payments for) litigation settlements, net	52,035	(20,130)
Changes in operating assets and liabilities:
Accounts receivable	(31,345)	15,548
Inventories	5,219	(20,389)
Trade accounts payable	17,204	(11,480)
Income taxes	38,035	(23,760)
Other operating assets and liabilities, net	(3,500)	(7,103)

Net cash provided from operating activities	149,276	30,579

Cash flows from investing activities:
Capital expenditures	(19,500)	(9,634)
Purchase of marketable securities	(249,539)	(235,203)
Proceeds from sale of marketable securities	196,400	228,777
Other items, net	1,970	(223)

Net cash used in investing activities	(70,669)	(16,283)

Cash flows from financing activities:
Cash dividends paid	(8,052)	(6,031)
Purchase of common stock	—	(70,866)
Proceeds from exercise of stock options	3,037	11,856

Net cash used in financing activities	(5,015)	(65,041)

Net increase (decrease) in cash and cash equivalents	73,592	(50,745)
Cash and cash equivalents — beginning of period	101,713	258,902

Cash and cash equivalents — end of period	$175,305	$208,157

Additional disclosures:
Cash paid for income taxes	$13,983	$51,398

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited; in thousands, except share and per share amounts)

1.	General

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of Mylan Laboratories Inc. and subsidiaries (“Mylan” or “the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

     These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

     Certain prior year amounts were reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders’ equity.

     The interim results of operations for the three months ended June 30, 2004, and the interim cash flows for the three months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

     On October 8, 2003, the Company effected a three-for-two split of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock split.

2.	Revenue Recognition and Accounts Receivable

     Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three months ended June 30, 2004. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $271,737 and $264,170 as of June 30, 2004, and March 31, 2004. Other current liabilities include $29,080 and $27,924 at June 30, 2004, and March 31, 2004, for certain rebates and other adjustments that are payable to indirect customers.

3.	Balance Sheet Components

     Selected balance sheet components consist of the following:

	June 30,	March 31,
	2004	2004
Inventories:
Raw materials	$147,284	$149,048
Work in process	28,678	34,511
Finished goods	139,616	137,238

	$315,578	$320,797

Property, plant and equipment:
Land and improvements	$9,704	$9,704
Buildings and improvements	135,695	132,983
Machinery and equipment	244,871	240,594
Construction in progress	66,663	54,181

	456,933	437,462
Less — accumulated depreciation	170,562	164,411

	$286,371	$273,051

Other current liabilities:
Accrued rebates	$29,080	$27,924
Payroll and employee benefit plan accruals	30,490	20,644
Royalties and product license fees	14,130	20,493
Current portion of long-term liabilities	1,586	1,586
Litigation settlement	9,000	—
Cash dividends payable	8,060	8,052
Other	28,220	30,593

	$120,566	$109,292

4.	Earnings per Common Share

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options on the weighted average number of common shares outstanding was 6,856,000 and 5,908,000 for the three months ended June 30, 2004 and 2003.

     Options to purchase 244,300 shares of common stock were outstanding as of June 30, 2004, but were not included in the computation of diluted earnings per share for the three months then ended because to do so would have been antidilutive.

5.	Intangible Assets

     Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(years)	Cost	Amortization	Value
June 30, 2004
Amortized intangible assets:
Patents and technologies	19	$117,435	$43,848	$73,587
Product rights and licenses	12	110,833	61,937	48,896
Other	20	14,267	5,982	8,285

		$242,535	$111,767	130,768

Intangible assets no longer subject to amortization:
Trademarks				783

				$131,551

March 31, 2004
Amortized intangible assets:
Patents and technologies	19	$117,435	$42,304	$75,131
Product rights and licenses	12	109,333	59,111	50,222
Other	20	14,267	5,802	8,465

		$241,035	$107,217	133,818

Intangible assets no longer subject to amortization:
Trademarks				783

				$134,601

     Amortization expense for the three months ended June 30, 2004, and 2003 was $4,550 and $4,685 and is expected to be $14,354, $13,995, $13,512, $13,182 and $12,176 for fiscal years 2006 through 2010, respectively.

6.	Comprehensive Earnings

     Comprehensive earnings consist of the following:

Three Months Ended June 30,	2004	2003
Net earnings	$82,033	$83,863
Other comprehensive (loss) earnings, net of tax:
Net unrealized holding (losses) gains on marketable securities	(593)	994
Reclassification for losses (gains) included in net earnings	136	(343)

	(457)	651

Comprehensive earnings	$81,576	$84,514

     Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.

7.	Common Stock

     As of June 30, 2004 and March 31, 2004, there were 600,000,000 shares of common stock authorized with 303,823,934 and 303,553,121 shares issued. Treasury shares held as of both June 30, 2004 and March 31, 2004 were 35,129,643.

     In May 2002, the Board of Directors approved a Stock Repurchase Program to purchase up to 22,500,000 shares of the Company’s outstanding common stock. During the three months ended June 30, 2003, the Company purchased 2,519,000 shares for approximately $70,866. The Stock Repurchase Program was completed on November 18, 2003.

8.	Stock Option Plans

     On July 25, 2003, Mylan shareholders approved the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan (“the 2003 Plan”). Under the 2003 Plan, 22,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock based awards and short-term cash awards. Upon approval of the 2003 Plan, the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan was frozen and no further grants of stock options will be made under that plan.

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

Three Months Ended June 30,	2004	2003
Net income, as reported	$82,033	$83,863
Add: Stock-based compensation expense included in reported net income, net of related tax effects	979	—
Deduct: Total compensation expense determined under the fair value based method for all stock awards, net of related tax effects	(4,652)	(6,434)

Pro forma net income	$78,360	$77,429

Earnings per share:
Basic — as reported	$0.31	$0.31

Basic — pro forma	$0.29	$0.29

Diluted — as reported	$0.30	$0.30

Diluted — pro forma	$0.29	$0.28

9.	Segment Reporting

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

     The following table presents the results of operations for each of the Company’s operating segments:

Three Months Ended June 30,	2004	2003
Consolidated:
Net revenues	$339,012	$331,408
Pretax earnings	127,183	130,020
Generic:
Net revenues	$267,704	$255,228
Segment profit	113,675	117,521
Brand:
Net revenues	$71,308	$76,180
Segment profit	16,265	9,739
Corporate/Other:
(Loss)/Income	$(2,757)	$2,760

10.	Contingencies

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

Omeprazole

     In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of the Company, filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules, and made “Paragraph IV” certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book”. On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Laboratories Inc. (“Mylan Labs”) in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. MPI filed a motion for summary judgment as to all claims of infringement, and the summary judgment motion remains pending. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI, and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper.

     In November 2002, MPI filed suit in the U.S. District Court for the District of Delaware against Kremers Urban Development Company (“KUDCo”) and several other companies affiliated with Schwarz Pharma AG (the “Schwarz Pharma Group”) alleging KUDCo and the Schwarz Pharma Group are infringing U.S. patent 5,626,875 (the “‘875 Patent”) in connection with KUDCo’s manufacture and sale of omeprazole capsules in the U.S. KUDCo and the Schwarz Pharma Group asserted defenses and counterclaims in that action alleging the inventors listed on the ‘875 patent are not the actual inventors of the invention described therein, and further seeking money damages alleging the infringement action was not proper. On August 7, 2003, KUDCo and an individual filed a lawsuit against MPI and Esteve in the U.S. District Court for the District of Columbia asserting claims that were not asserted in the Delaware action.

     During the first quarter of fiscal 2005, a settlement was agreed to with respect to the cases involving MPI, KUDCo and the Schwarz Pharma Group, and these lawsuits have been dismissed, with prejudice. Under the settlement, MPI received a payment of $37,500,000, a portion of which represented the reimbursement of legal expenses.

Paclitaxel

     In June 2001, Tapestry Pharmaceuticals, Inc. (formerly NAPRO Biotherapeutics Inc.) (“Tapestry”) and Abbott Laboratories Inc. (“Abbott”) filed suit against Mylan Labs, MPI and UDL Laboratories Inc. (“UDL”), also a wholly-owned subsidiary of the Company, in the U.S. District Court for the Western District of Pennsylvania alleging that the manufacture, use and sale of MPI’s paclitaxel product, which MPI began selling in July 2001, infringes certain patents owned by Tapestry and allegedly licensed to Abbott. During the first quarter of fiscal 2005, all parties agreed to a settlement of this case and the lawsuit has been dismissed, with prejudice. MPI has agreed to pay $9,000,000 pursuant to the settlement.

Pricing and Medicaid Litigation and Investigations

     Mylan Labs, along with a number of other pharmaceutical manufacturers, was named as a defendant in four lawsuits filed in the state courts of California in which the plaintiffs allege the defendants unlawfully, unfairly and fraudulently manipulated the reported average wholesale price of various products, allegedly to increase third-party reimbursements to others for their products. All four of these cases have been voluntarily dismissed by the plaintiffs against Mylan Labs.

     On September 26, 2003, the Commonwealth of Massachusetts sued Mylan Labs and 12 other generic drug companies alleging unlawful manipulation of reimbursements under the Massachusetts Medicaid program. The lawsuit identifies three drug products sold by MPI and seeks equitable relief, attorneys’ fees, cost of litigation and monetary damages in unspecified sums.

     On June 26, 2003, UDL and MPI received requests from the U.S. House of Representatives Energy and Commerce Committee requesting information about certain drug products sold by UDL and MPI, in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. Several states’ Attorneys General (“AGs”) have also sent letters to MPI, UDL and Mylan Bertek Pharmaceuticals, Inc., a wholly-owned subsidiary, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to Mylan’s price reporting and marketing practices regarding various drugs.

Other Litigation

     The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings at this time, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

11.	Subsequent Event

(Dollar amounts in this Note 11 are as stated)

     On July 23, 2004, the Company entered into an Agreement and Plan of Merger (“Agreement”) to acquire King Pharmaceuticals, Inc. (“King”) in a stock-for-stock transaction. King is a branded pharmaceutical company headquartered in Bristol, Tennessee.

     Under the terms of the Agreement, each of King’s shareholders will receive .9 shares of Mylan common stock for every common share of King held upon closing. At July 22, 2004, King had approximately 241,400,000 shares of common stock issued and outstanding, which would translate into approximately 217,300,000 shares of Mylan’s common stock being issued to the King shareholders. In addition, at July 22, 2004, King had approximately 6,700,000 outstanding options, which would translate into approximately 6,000,000 shares of Mylan’s common stock being reserved upon closing for exercise of such options after the date the acquisition is consummated. The Agreement contains a provision whereby if the acquisition is not completed, either party may be obligated to pay a termination fee of $85,000,000 under certain limited circumstances.

     The acquisition, which was approved by the Boards of Directors of Mylan and King, is subject to regulatory approvals, customary closing conditions and approval by the respective companies’ shareholders. The transaction is anticipated to close by the end of calendar year 2004 and will be tax-free to shareholders of both companies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis addresses material changes in the results of operations and financial condition of Mylan Laboratories Inc. and Subsidiaries (“the Company”, “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”).

     On October 8, 2003, the Company effected a three-for-two split of its common stock. All share and per share amounts have been adjusted for all periods to reflect the stock split.

     This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and the Company’s other SEC filings and public disclosures. This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in this Item 2. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

Overview

     Mylan’s financial results for the three months ended June 30, 2004, included net revenues of $339.0 million, net earnings of $82.0 million and earnings per diluted share of $0.30. Consolidated revenue growth of 2% over the same prior year period was driven primarily by new generic products and increased volume on existing generics.

     Generic Segment net revenue increased by 5% or $12.5 million to $267.7 million, while gross profit remained stable. Generic operating income decreased primarily as a result of additional spending in research and development. Brand Segment net revenues decreased by 6% or $4.9 million to $71.3 million primarily due to lower sales of Amnesteem®. Despite the decrease in sales, the Brand Segment realized increased gross profit, gross margins and operating income. The completion in the fourth quarter of fiscal 2004 of the Phase III clinical studies for nebivolol, a product for the treatment of hypertension, resulted in lower Brand Segment research and development expenses in the first quarter of fiscal 2005.

     On a consolidated basis, gross profit, gross margins and operating income remained stable. Included in the consolidated results for the first quarter of fiscal 2005 were net gains on legal settlements which amounted, net of tax, to approximately $0.06 per diluted share. Concurrent with these net gains, and included as a component of general and administrative expenses, were increased legal expenses relating to these and other pending lawsuits in which the Company is involved. Net gains on legal settlements of approximately $0.05 per diluted share were included in net earnings in the first quarter of the prior year. Excluding these items, diluted earnings per share were $0.24 in the first quarter of fiscal 2005 compared to $0.25 in the prior year.

     Late in the first quarter of fiscal 2005, Mylan’s levothyroxine sodium tablets were approved as the generic version of Abbott Laboratories’ Synthroid®. Mylan had previously marketed levothyroxine sodium tablets as the generic equivalent of Jerome Stevens Pharmaceuticals’ Unithroid®. Additionally, in July 2004, Mylan received approval from the Food and Drug Administration (“FDA”) to market levothyroxine sodium tablets as a bioequivalent and therapeutically equivalent (i.e., AB-rated) product to Jones Pharma Inc.’s Levoxyl® Tablets. Beginning in the second quarter of fiscal 2005, Mylan will be the first company to offer levothyroxine sodium tablets as AB-rated to Levoxyl, Unithroid and Synthroid. Also during the second quarter, Mylan plans to launch Apokyn™, which has been approved for the acute, intermittent treatment of hypomobility, “off” episodes associated with advanced Parkinson’s disease. Apokyn has been studied as an adjunct to other medications.

     On July 23, 2004, the Company entered into an Agreement and Plan of Merger (“Agreement”) to acquire King Pharmaceuticals, Inc. (“King”) in a stock-for-stock transaction. King is a branded pharmaceutical company headquartered in Bristol, Tennessee. The acquisition of King, which reported net revenues for the year ended December 31, 2003, in excess of $1.5 billion, unites Mylan’s core strengths in manufacturing, science, compliance and intellectual property management, with King’s well-developed sales and marketing infrastructure and portfolio of branded products.

     Under the terms of the Agreement, each of King’s shareholders will receive. 9 shares of Mylan common stock for every common share of King held upon closing. At July 22, 2004, King had approximately 241.4 million shares of common stock issued and outstanding, which would translate into approximately 217.3 million shares of Mylan’s common stock being issued to the King shareholders. In addition, at July 22, 2004, King had approximately 6.7 million outstanding options, which would translate into approximately 6.0 million shares of Mylan’s common stock being reserved upon closing for exercise of such options after the date the acquisition is consummated.

     The acquisition, which was approved by the Boards of Directors of Mylan and King, is subject to regulatory approvals, customary closing conditions and approval by the respective companies’ shareholders. The transaction is anticipated to close by the end of calendar year 2004 and will be tax-free to shareholders of both companies.

Results of Operations

     The following table illustrates the financial results for the consolidated company and by operating segment:

Segment Results (in thousands)

Three Months Ended June 30,	2004	2003
Consolidated:
Net revenues	$339,012	$331,408
Gross profit	179,753	177,429
Research & development	21,495	24,739
Selling & marketing	19,434	17,836
General & administrative	38,312	29,608
Litigation settlements, net	(25,985)	(21,669)
Other income, net	686	3,105

Pretax earnings	$127,183	$130,020

Generic Segment:
Net revenues	$267,704	$255,228
Gross profit	138,805	138,455
Research & development	16,292	13,487
Selling & marketing	2,900	2,756
General & administrative	5,938	4,691

Segment profit	$113,675	$117,521

Brand Segment:
Net revenues	$71,308	$76,180
Gross profit	40,948	38,974
Research & development	5,203	11,252
Selling & marketing	16,534	15,080
General & administrative	2,946	2,903

Segment profit	$16,265	$9,739

Corporate/Other:
(Loss)/Income	$(2,757)	$2,760

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

Quarter Ended June 30, 2004, Compared to Quarter Ended June 30, 2003

Net Revenues and Gross Profit

     Net revenues for the current quarter increased 2% or $7.6 million to $339.0 million, compared to $331.4 million in the first quarter of fiscal 2004. This increase was driven by the Generic Segment, for which revenues increased 5% or $12.5 million to $267.7 million, as a slight decrease in net revenues was realized by the Brand Segment.

     The increase in Generic net revenues was driven primarily by new products launched subsequent to June 30, 2003, which contributed net revenues of $41.8 million. This amount consists primarily of sales of omeprazole, which was launched in August 2003, and levothyroxine sodium tablets, which were approved as the generic version of Abbott Laboratories’ Synthroid® in late June 2004.

     The Company also benefited during the first quarter from favorable volume on its existing products. In total, Generic volume shipped was approximately 3.01 billion doses in the current quarter compared with 2.67 billion doses in the same prior year period. These increases were partially offset by unfavorable pricing on certain existing products, primarily as a result of additional generic competition. Both volume and pricing are impacted by numerous factors, one of which is competition. The entrance into the market of other generic competition could negatively impact the volume and pricing of certain of the Company’s key products.

     For the Brand Segment, net revenues for the first quarter decreased by 6% or $4.9 million to $71.3 million from $76.2 million in the same prior year period. This decrease was principally the result of decreased sales of Amnesteem, for which competition continues. Despite the decrease in Amnesteem revenues, the Company has maintained market share of approximately 44% through the end of the first quarter.

     The Company’s gross profit for the first quarter of fiscal 2005 increased to $179.8 million from $177.4 million while gross margins decreased slightly to 53.0% from 53.5% in the prior year. In the Generic Segment, gross profit increased to $138.8 million from $138.5 million while gross margins decreased to 51.9% from 54.2% in the first quarter of fiscal 2004. The decrease in Generic Segment gross margin is primarily the result of additional generic competition on certain products. This impact was partially offset by products launched subsequent to June 30, 2003, which contributed higher margins.

     In the Brand Segment, gross profit increased 5% or $2.0 million to $40.9 million from $39.0 million and gross margins increased from 51.2% to 57.4%. The increase in Brand gross margin was primarily the result of improved margins on certain existing products as well as a lower percentage of sales contributed by Amnesteem, which generates lower gross margins than the majority of the Brand Segment’s other core products due to royalties paid under a supply and distribution agreement.

Operating Expenses

     Research and development (“R&D”) expenses for the current quarter decreased 13% or $3.2 million to $21.5 million from $24.7 million. The Brand Segment, for which R&D expenses decreased by 54% or $6.0 million to $5.2 million, was responsible for the overall decrease, partially offset by a 21% increase in R&D expenses in the Generic Segment to $16.3 million. The decrease in Brand Segment R&D is primarily the result of the completion, during fiscal 2004, of the Phase III clinical studies for nebivolol, for which a New Drug Application (“NDA”) was submitted to the FDA on April 30, 2004, and accepted for filing by the FDA on June 29, 2004. The increase in Generic Segment R&D was due equally to increased R&D headcount, as well as an increase in the amount and timing of current and future Abbreviated New Drug Application (“ANDA”) submissions, which resulted in increased study costs.

     Selling and marketing expenses for the current quarter increased 9% or $1.6 million to $19.4 million from $17.8 million. The Brand Segment was primarily responsible for this increase, due primarily to costs incurred with respect to Apokyn and nebivolol.

     General and administrative expenses for the quarter increased 29% or $8.7 million to $38.3 million from $29.6 million. Of this increase, $7.4 million was attributable to higher corporate expenses, primarily the result of increased legal expenses, which are an integral part of our ability to continue to deliver new generic products to the market. The remainder of the increase was realized primarily by the Generic Segment.

Litigation Settlements

     Net gains of $26.0 million were recorded in the first quarter of fiscal 2005 with respect to the settlement of various lawsuits. In June 2004, Mylan received $37.5 million in settlement of certain patent litigation claims involving omeprazole. A portion of this settlement represented reimbursement of legal fees and expenses related to the litigation. Partially offsetting this gain, Mylan agreed, also in June 2004, to a $9.0 million settlement resolving all pending litigation with respect to paclitaxel. Net gains of $21.7 million, also from the settlement of litigation, were recorded in the first quarter of the prior year.

Other Income, net

     Other income, net of non-operating expenses, was $0.7 million in the first quarter of fiscal 2005 compared to $3.1 million in the same prior year period.

Liquidity and Capital Resources

     The Company’s primary source of liquidity continues to be cash flows from operating activities, which were $149.3 million for the three months ended June 30, 2004. Working capital as of June 30, 2004, was $1.21 billion, an increase of $67.5 million from the balance at March 31, 2004.

     During the first quarter of fiscal 2005, Mylan received $52.0 million from the settlement of various lawsuits. Of this amount, approximately $35.0 million related to the settlement of certain patent litigation claims involving omeprazole and $17.0 million related to lawsuits which were settled in prior periods. The $9.0 million settlement resolving all pending litigation with respect to paclitaxel was paid during the second quarter of fiscal 2005.

     Cash used in investing activities for the three months ended June 30, 2004, was $70.7 million. Of the Company’s $2.0 billion of total assets at June 30, 2004, $813.0 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist primarily of high-quality government and commercial paper. These investments are highly liquid and are available for operating needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

     Capital expenditures during the three months ended June 30, 2004, were $19.5 million. These expenditures were incurred primarily with respect to the Company’s planned expansions. As such expansions continue, capital expenditures are expected to be approximately $110.0 million to $120.0 million for fiscal 2005.

     Cash used in financing activities was $5.0 million for the three months ended June 30, 2004. Included in financing activities in the prior year was $70.9 million to purchase shares of the Company’s stock under a stock repurchase program. This program was completed on November 18, 2003.

     In the third quarter of fiscal 2004, the Board voted to increase the quarterly dividend by 35% to 3.0 cents per share. Dividend payments totaled $8.1 million during the first quarter of fiscal 2005.

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

     In order to provide additional operating leverage, if necessary, the Company maintains a revolving line of credit with a commercial bank providing for borrowings of up to $50.0 million. As of June 30, 2004, no funds have been advanced under this line of credit. Additionally, the Company is continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, the Company may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. On July 23, 2004, the Company entered into an Agreement to acquire King Pharmaceuticals, Inc. Although the transaction is a stock-for-stock transaction, the Company expects to incur acquisition related costs which could impact future liquidity.

Risk Factors

     The following risk factors could have a material adverse effect on our business, financial position or results of operations. These risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common stock to fluctuate or decline. Please refer to our other periodic reports filed with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended March 31, 2004. Lastly, please note that the risk factors included in our periodic reports are reviewed and updated for each filing, and from time to time we may supplement or highlight an existing risk factor.

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

RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

•	proprietary processes or delivery systems;

•	larger research and development and marketing staffs;

•	larger production capabilities in a particular therapeutic area; more experience in preclinical testing and human clinical trials; more products; or

•	more experience in developing new drugs and financial resources, particularly with regard to brand manufacturers.

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

OUR REPORTING AND PAYMENT OBLIGATIONS UNDER THE MEDICAID REBATE PROGRAM AND OTHER GOVERNMENTAL PRICING PROGRAMS ARE COMPLEX AND MAY INVOLVE SUBJECTIVE DECISIONS. ANY FAILURE TO COMPLY WITH THOSE OBLIGATIONS COULD SUBJECT US TO PENALTIES AND SANCTIONS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

     As previously discussed in this Form 10-Q, we and 12 other generic pharmaceuticals companies are defendants in a suit filed by the Commonwealth of Massachusetts, and we have also been notified of investigations by a few state attorneys general with respect to Medicaid reimbursement and rebates. Although the regulations regarding reporting and payment obligations are complex, we believe we are properly and accurately calculating and reporting the amounts owed in respect of Medicaid and other governmental pricing programs; however, our calculations are subject to review and challenge by the applicable governmental agencies, and it is possible that any such review could result in material changes. In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions, these calculations are subject to the risk of errors. Any governmental agencies that might commence an investigation of the Company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments – and even in the absence of any such ambiguity – a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

     Current or future federal or state laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. Programs in existence in certain states seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular, state Medicaid programs, or changes required in the way in which Medicaid rebates are calculated under such programs, could adversely affect the price we receive for our products and could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

OUR PLANNED ACQUISITION OF KING PHARMACEUTICALS INVOLVES A NUMBER OF INHERENT RISKS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     On July 23, 2004, we entered into an Agreement and Plan of Merger to acquire King Pharmaceuticals, Inc. (“King”) in a stock-for-stock transaction. The consummation of the acquisition requires the satisfaction of certain conditions to the acquisition that are beyond our control, including requisite shareholder and regulatory approvals. In addition, the anticipated synergies and other benefits from the acquisition may not be achieved, and the integration of the two businesses may involve challenges and costs, all of which could result in the costs of the acquisition exceeding its realized benefits. Furthermore, we cannot predict, among other things: the effect of any changes in customer and supplier relationships and customer purchasing patterns; the impact and effects of legal or regulatory proceedings, actions or changes; general market perception of the transaction; exposure to lawsuits and contingencies associated with the acquisition; our ability to retain key employees; and other uncertainties and matters beyond our control. In addition, if the acquisition is not completed, we may be obligated to pay an $85 million termination fee under certain limited circumstances. We are also responsible for financial advisory, legal, accounting and other fees which must be paid even if the acquisition is not completed. Certain of the above factors could have a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

OUR ACQUISITION STRATEGIES IN GENERAL INVOLVE A NUMBER OF INHERENT RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE A DECLINE IN THE MARKET VALUE OF OUR COMMON STOCK.

     In addition to the King acquisition, we continually seek to expand our product line through complementary or strategic acquisitions of other companies, products and assets, and through joint ventures, licensing agreements or other arrangements. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as assessing accurately the values, strengths, weaknesses, contingent and other liabilities, regulatory compliance and potential profitability of acquisition or other transaction candidates. Other inherent risks include the potential loss of key personnel of an acquired business, our inability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction and unanticipated changes in business and economic conditions affecting an acquisition or other transaction. International acquisitions, and other transactions, could also be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and the deterioration in domestic and foreign economic conditions.

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

RECENT DECISIONS BY THE FDA, CURRENT BRAND TACTICS AND OTHER FACTORS BEYOND OUR CONTROL HAVE PLACED OUR GENERICS BUSINESS UNDER INCREASING PRESSURE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

If recent FDA rulings should stand, which rulings we believe are contrary to multiple sections of the Federal Food, Drug, and Cosmetic Act and the Administrative Procedures Act, the FDA’s published regulations and the legal precedent on point, then our business and the generic industry as a whole could be materially adversely affected. While we remain in an intense battle with regard to these recent decisions as well as current brand tactics that undermine Congressional intent, we cannot guarantee that we will prevail. If we are not successful, our business, financial position and results of operation could suffer and the market value of our common stock could decline.

WE HAVE BEGUN THE IMPLEMENTATION OF AN ENTERPRISE RESOURCE PLANNING SYSTEM. AS WITH ANY IMPLEMENTATION OF A SIGNIFICANT NEW SYSTEM, DIFFICULTIES ENCOUNTERED COULD RESULT IN BUSINESS INTERRUPTIONS, AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

     We have begun the implementation of an enterprise resource planning (ERP) system to enhance operating efficiencies and provide more effective management of our business operations. Implementations of ERP systems and related software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of our ERP implementation, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is subject to market risk primarily from changes in the market values of investments in its marketable debt securities. In addition to marketable debt and equity securities, investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature. We also invest in nonpublic securities that are classified as other assets on our balance sheet and do not consider these investments to be market risk sensitive.

     The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at June 30, 2004 and March 31, 2004:

	June 30,	March 31,
(in thousands)	2004	2004
Debt securities	$633,444	$581,212
Equity securities	4,242	4,233

	$637,686	$585,445

     The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At June 30, 2004, the Company had invested $633.4 million in marketable debt securities, of which $69.8 million will mature within one year and $563.6 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $563.6 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $28.2 million change in marketable debt securities.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, during the period covered by this report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

     For a description of the material pending legal proceedings to which the Company is a party, please see our Annual Report on Form 10-K for the year ended March 31, 2004. During the quarter ended June 30, 2004, there were no new material legal proceedings or material developments with respect to pending proceedings other than as described below.

Paclitaxel

     In June 2001, Tapestry Pharmaceuticals, Inc. (formerly NAPRO Biotherapeutics Inc.) (“Tapestry”) and Abbott Laboratories Inc. (“Abbott”) filed suit against Mylan Laboratories Inc. (“Mylan Labs”), Mylan Pharmaceuticals Inc. (“MPI”) and UDL Laboratories Inc. (“UDL”), both wholly-owned subsidiaries, in the U.S. District Court for the Western District of Pennsylvania alleging that the manufacture, use and sale of MPI’s paclitaxel product, which MPI began selling in July 2001, infringes certain patents owned by Tapestry and allegedly licensed to Abbott. During the first quarter of fiscal 2005, all parties agreed to a settlement of this case and the lawsuit has been dismissed, with prejudice. MPI has agreed to pay $9.0 million pursuant to the settlement.

Omeprazole

     AstraZeneca PLC (“AstraZeneca”) filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents with respect to MPI’s ANDA for omeprazole delayed-release capsules. MPI filed a motion for summary judgment as to all claims of infringement, and the summary judgment motion remains pending. Following approval by the FDA of MPI’s ANDA and the subsequent launch of the product, AstraZeneca amended the pending lawsuit to assert claims against Mylan Labs and MPI, and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement.

     In November 2002, MPI filed suit in the U.S. District Court for the District of Delaware against Kremers Urban Development Company (“KUDCo”) and several other companies affiliated with Schwarz Pharma AG (the “Schwarz Pharma Group”) alleging KUDCo and the Schwarz Pharma Group are infringing U.S. patent 5,626,875 (the “‘875 Patent”) in connection with KUDCo’s manufacture and sale of omeprazole capsules in the U.S. KUDCo and the Schwarz Pharma Group asserted defenses and counterclaims in that action alleging the inventors listed on the ‘875 patent are not the actual inventors of the invention described therein, and further seeking money damages alleging the infringement action was not proper. On August 7, 2003, KUDCo and an individual filed a lawsuit against MPI and Esteve in the U.S. District Court for the District of Columbia asserting claims that were not asserted in the Delaware action.

     During the first quarter of fiscal 2005, MPI, KUDCo and the Schwarz Pharma Group agreed to a settlement of their cases and the lawsuits have been dismissed, with prejudice. Pursuant to the settlement, MPI received a payment of $37.5 million, a portion of which represented the reimbursement of legal expenses.

Pricing and Medicaid Litigation and Investigations

     In July 2004, Mylan Labs received subpoenas from the Attorney General of California and the Attorney General of Florida in connection with civil investigations purportedly related to Mylan’s price reporting and marketing practices regarding various drugs.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

2.1	Agreement and Plan of Merger dated as of July 23, 2004 by and among the registrant, Summit Merger Corporation and King Pharmaceuticals, Inc., filed as Exhibit 99.1 to the Report on Form 8-K filed by the registrant on July 26, 2004, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ending June 30, 2003, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended to date, filed as Exhibit 3.2 to the Form 10-Q for the quarterly period ending September 30, 2003, and incorporated herein by reference.

4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Co., filed as Exhibit 4.1 to Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.

4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Co., filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.

10.26	Executive Employment Agreement, dated as of June 29, 2004, between the registrant and Margaret A. McKenna.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

     On April 5, 2004, the Company filed a Report on Form 8-K regarding correspondence submitted to the FDA on behalf of the Company with regard to its generic transdermal fentanyl product, in response to correspondence submitted on behalf of Alza Corporation.

     On May 11, 2004, the Company filed a Report on Form 8-K announcing its financial results for the year and quarter ended March 31, 2004.

     On May 13, 2004, the Company filed a Report on Form 8-K regarding its 2004 Annual Meeting of Shareholders.

     On May 20, 2004, the Company filed a Report on Form 8-K regarding a presentation to investors at the Banc of America Securities 2004 Health Care Conference.

     On June 23, 2004, the Company filed a Report on Form 8-K regarding correspondence from the FDA with regard to the Company’s transdermal fentanyl product.

     On June 30, 2004, the Company filed a Report on Form 8-K regarding correspondence submitted to the FDA relating to a supplement to Mylan’s citizens petition regarding authorized generics filed with the FDA on February 17, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended June 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc.
(Registrant)
August 9, 2004	By:	/s/ Robert J. Coury

Robert J. Coury
Vice Chairman and Chief Executive Officer

August 9, 2004	/s/ Edward J. Borkowski

Edward J. Borkowski
Chief Financial Officer
(Principal financial officer)

August 9, 2004	/s/ Gary E. Sphar

Gary E. Sphar
Vice President, Corporate Controller
(Principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description
10.26	Executive Employment Agreement, dated as of June 29, 2004, between the registrant and Margaret A. McKenna.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.