Form 10-Q
period 2004-09-30
MYLAN LABORATORIES INC
filed 2004-11-08
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-9114

MYLAN LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	25-1211621 (I.R.S. Employer Identification No.)

1500 Corporate Drive
Canonsburg, Pennsylvania 15317
(Address of principal executive offices)
(Zip Code)

(724) 514-1800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☑ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	November 1, 2004
$0.50 par value	269,103,475

MYLAN LABORATORIES INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
September 30, 2004

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(unaudited; in thousands, except per share amounts)

	Three Months		Six Months
Period Ended September 30,	2004	2003	2004	2003
Net revenues	$306,955	$360,060	$645,967	$691,468
Cost of sales	151,702	152,352	310,961	306,331

Gross profit	155,253	207,708	335,006	385,137

Operating expenses:
Research & development	22,042	23,946	43,537	48,685
Selling & marketing	20,457	17,274	39,891	35,110
General & administrative	39,231	32,312	77,543	61,920
Litigation settlements, net	—	—	(25,985)	(21,669)

Total operating expenses	81,730	73,532	134,986	124,046

Earnings from operations	73,523	134,176	200,020	261,091
Other income, net	1,910	7,428	2,596	10,533

Earnings before income taxes	75,433	141,604	202,616	271,624
Provision for income taxes	26,779	50,326	71,929	96,483

Net earnings	$48,654	$91,278	$130,687	$175,141

Earnings per common share:
Basic	$0.18	$0.34	$0.49	$0.65

Diluted	$0.18	$0.33	$0.48	$0.63

Weighted average common shares:
Basic	268,945	268,644	268,749	269,432

Diluted	272,930	276,424	274,170	276,276

Cash dividends declared per common share	$0.03	$0.02	$0.06	$0.04

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	September 30,	March 31,
	2004	2004
Assets
Current assets:
Cash and cash equivalents	$128,112	$101,713
Marketable securities	671,360	585,445
Accounts receivable, net	210,695	191,094
Inventories	296,604	320,797
Deferred income tax benefit	84,926	78,477
Other current assets	28,355	40,315

Total current assets	1,420,052	1,317,841
Property, plant and equipment, net	298,650	273,051
Intangible assets, net	127,112	134,601
Goodwill	102,579	102,579
Other assets	45,236	47,218

Total assets	$1,993,629	$1,875,290

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Trade accounts payable	$42,775	$40,639
Income taxes payable	13,801	23,837
Other current liabilities	111,467	109,292

Total current liabilities	168,043	173,768
Long-term obligations	18,760	19,130
Deferred income tax liability	22,771	22,604

Total liabilities	209,574	215,502

Shareholders’ equity
Common stock	152,124	151,777
Additional paid-in capital	347,797	338,143
Retained earnings	1,752,052	1,637,497
Accumulated other comprehensive earnings	2,207	2,496

	2,254,180	2,129,913
Less:
Treasury stock at cost	470,125	470,125
Total shareholders’ equity	1,784,055	1,659,788

Total liabilities and shareholders’ equity	$1,993,629	$1,875,290

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

Six Months Ended September 30,	2004	2003
Cash flows from operating activities:
Net earnings	$130,687	$175,141
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	22,049	21,049
Deferred income tax (benefit) expense	(5,351)	16,230
Net loss from equity method investees	2,334	3,427
Cash received from Somerset	—	10,000
Changes in estimated sales allowances	6,682	17,377
Gain on sale of building	—	(5,000)
Other non-cash items	3,582	(2,492)
Gain from litigation settlements	(25,985)	(21,669)
Receipts from (payments for) litigation settlements, net	42,985	(20,130)
Changes in operating assets and liabilities:
Accounts receivable	(28,315)	(58,906)
Inventories	24,193	(52,965)
Trade accounts payable	2,136	(11,524)
Income taxes	(10,811)	15,614
Other operating assets and liabilities, net	(6,675)	(12,469)

Net cash provided from operating activities	157,511	73,683

Cash flows from investing activities:
Capital expenditures	(38,197)	(47,107)
Purchase of marketable securities	(485,781)	(353,937)
Proceeds from sale of marketable securities	399,275	341,594
Other items, net	1,653	12,000

Net cash used in investing activities	(123,050)	(47,450)

Cash flows from financing activities:
Cash dividends paid	(16,112)	(12,006)
Purchase of common stock	—	(98,647)
Proceeds from exercise of stock options	8,050	19,663

Net cash used in financing activities	(8,062)	(90,990)

Net increase (decrease) in cash and cash equivalents	26,399	(64,757)
Cash and cash equivalents — beginning of period	101,713	258,902

Cash and cash equivalents — end of period	$128,112	$194,145

Additional disclosures:
Cash paid for income taxes	$88,326	$64,639

Non-cash financing activities:
Issuance of restricted stock	$—	$11,740

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

     The interim results of operations for the three and six months ended September 30, 2004, and the interim cash flows for the six months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2. Revenue Recognition and Accounts Receivable

     Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three and six month periods ended September 30, 2004. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $271,052 and $264,170 as of September 30, 2004, and March 31, 2004. Other current liabilities include $27,724 and $27,924 at September 30, 2004, and March 31, 2004, for certain rebates and other adjustments that are payable to indirect customers.

3. Balance Sheet Components

     Selected balance sheet components consist of the following:

	September 30,	March 31,
	2004	2004
Inventories:
Raw materials	$128,144	$149,048
Work in process	40,408	34,511
Finished goods	128,052	137,238

	$296,604	$320,797

Property, plant and equipment:
Land and improvements	$9,704	$9,704
Buildings and improvements	140,671	132,983
Machinery and equipment	252,272	240,594
Construction in progress	72,644	54,181

	475,291	437,462
Less — accumulated depreciation	176,641	164,411

	$298,650	$273,051

Other current liabilities:
Accrued rebates	$27,724	$27,924
Payroll and employee benefit plan accruals	33,123	20,644
Royalties and product license fees	10,704	20,493
Legal and professional	16,188	13,650
Cash dividends payable	8,073	8,052
Current portion of long-term obligations	1,604	1,586
Other	14,051	16,943

	$111,467	$109,292

4. Earnings per Common Share

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options on the weighted average number of common shares outstanding was 3,985,000 and 7,780,000 for the three months ended September 30, 2004 and 2003 and 5,421,000 and 6,844,000 for the six months ended September 30, 2004 and 2003.

     Options to purchase 6,857,000 and 7,500 shares of common stock were outstanding as of September 30, 2004 and 2003, but were not included in the computation of diluted earnings per share for the three months then ended because to do so would have been antidilutive. Additionally, 472,500 shares of restricted stock which were antidilutive were also excluded from the computation of diluted earnings per share for the three and six months ended September 30, 2003.

5. Intangible Assets

     Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(years)	Cost	Amortization	Value
September 30, 2004
Amortized intangible assets:
Patents and technologies	19	$117,435	$45,391	$72,044
Product rights and licenses	12	110,833	64,651	46,182
Other	20	14,267	6,164	8,103

		$242,535	$116,206	126,329

Intangible assets no longer subject to amortization:
Trademarks				783

				$127,112

March 31, 2004
Amortized intangible assets:
Patents and technologies	19	$117,435	$42,304	$75,131
Product rights and licenses	12	109,333	59,111	50,222
Other	19	14,267	5,802	8,465

		$241,035	$107,217	133,818

Intangible assets no longer subject to amortization:
Trademarks				783

				$134,601

     Amortization expense for the six months ended September 30, 2004, and 2003 was $8,989 and $9,590 and is expected to be $14,341, $14,063, $13,611, $13,300 and $12,282 for fiscal years 2006 through 2010, respectively.

6. Comprehensive Earnings

     Comprehensive earnings consist of the following:

	Three Months		Six Months
Period Ended September 30,	2004	2003	2004	2003
Net earnings	$48,654	$91,278	$130,687	$175,141
Other comprehensive earnings net of tax:
Net unrealized gain (loss) on marketable securities	190	1,619	(403)	2,613
Reclassification for (gains) losses included in net earnings	(22)	68	114	(275)

	168	1,687	(289)	2,338

Comprehensive earnings	$48,822	$92,965	$130,398	$177,479

     Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.

7. Common Stock

     As of September 30, 2004, and March 31, 2004, there were 600,000,000 shares of common stock authorized with 304,246,997 and 303,553,121 shares issued. Treasury shares held as of both September 30, 2004, and March 31, 2004, were 35,129,643.

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

	Three Months		Six Months
Period ended September 30,	2004	2003	2004	2003
Net income, as reported	$48,654	$91,278	$130,687	$175,141
Add: Stock-based compensation expense included in reported net income, net of related tax effects.	972	270	1,951	270
Deduct: Total compensation expense determined under the fair value based method for all stock awards, net of related tax effects	(4,041)	(5,985)	(8,693)	(12,419)

Pro forma net income	$45,585	$85,563	$123,945	$162,992

Earnings per share:
Basic — as reported	$0.18	$0.34	$0.49	$0.65

Basic — pro forma	$0.17	$0.32	$0.46	$0.60

Diluted — as reported	$0.18	$0.33	$0.48	$0.63

Diluted — pro forma	$0.17	$0.31	$0.45	$0.59

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

     The following table presents the results of operations for each of the Company’s operating segments:

	Three Months		Six Months
Period Ended September 30,	2004	2003	2004	2003
Consolidated:
Net revenues	$306,955	$360,060	$645,967	$691,468
Pretax earnings	75,433	141,604	202,616	271,624
Generic:
Net revenues	$247,511	$299,483	$515,215	$554,711
Segment profit	95,542	147,133	209,217	264,654
Brand:
Net revenues	$59,444	$60,577	$130,752	$136,757
Segment profit	8,366	11,723	24,631	21,462
Corporate/Other:
Loss	$(28,475)	$(17,252)	$(31,232)	$(14,492)

10. Contingencies

(Dollar amounts in this Note 10 are as stated)

Legal Proceedings

     While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. An adverse outcome in any of these proceedings could have a material adverse effect on the Company’s financial position and results of operations. No amounts have been accrued at September 30, 2004, with respect to any of these matters.

Omeprazole

     In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of Mylan Laboratories Inc. (“Mylan Labs”), filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules, and made “Paragraph IV” certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book”. On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. MPI filed a motion for summary judgment as to all claims of infringement, and the summary judgment motion remains pending. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI, and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper.

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

Paclitaxel

     In June 2001, Tapestry Pharmaceuticals, Inc. (formerly NAPRO Biotherapeutics Inc.) (“Tapestry”) and Abbott Laboratories Inc. (“Abbott”) filed suit against Mylan Labs, MPI and UDL Laboratories Inc. (“UDL”), also a wholly-owned subsidiary of the Company, in the U.S. District Court for the Western District of Pennsylvania alleging that the manufacture, use and sale of MPI’s paclitaxel product, which MPI began selling in July 2001, infringes certain patents owned by Tapestry and allegedly licensed to Abbott. During the first quarter of fiscal 2005, all parties agreed to a settlement of this case and the lawsuit has been dismissed, with prejudice. MPI paid $9,000,000 pursuant to the settlement.

Pricing and Medicaid Litigation and Investigations

     On September 26, 2003, the Commonwealth of Massachusetts sued Mylan Labs and 12 other generic drug companies alleging unlawful manipulation of reimbursements under the Massachusetts Medicaid program. The lawsuit identifies three drug products sold by MPI and seeks equitable relief, attorneys’ fees, costs of litigation and monetary damages in unspecified sums. All defendants have joined in a motion to dismiss the complaint. The court has not yet ruled on the motion to dismiss.

     On June 26, 2003, UDL and MPI received requests from the U.S. House of Representatives Energy and Commerce Committee requesting information about certain drug products sold by UDL and MPI, in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. UDL and MPI are cooperating with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ Attorneys General (“AGs”) have also sent letters to MPI, UDL and Mylan Bertek Pharmaceuticals, Inc., a wholly-owned subsidiary of Mylan Labs, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to Mylan’s price reporting and marketing practices regarding various drugs. Mylan is cooperating with each of these investigations and has begun producing information in response to the subpoenas.

     On August 4, 2004, the City of New York filed a civil lawsuit against 44 pharmaceutical companies, including Mylan Labs, in the U.S. District Court for the Southern District of New York alleging violations of federal and state Medicaid laws, Medicaid and common law fraud, breach of contract, unfair and deceptive trade practices, and unjust enrichment. The case has been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Mylan Labs has not yet been required to respond to the complaint.

Other Litigation

     The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings at this time, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

11. Pending Acquisition

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

     Mylan is currently assessing certain recent disclosures made by King relating to returns reserves, which King indicated could lead to a restatement of its financial statements. Although a restatement would result in a failure to satisfy a condition to close the pending Mylan-King transaction, the Company has made no decisions and intends to evaluate the issue as additional information becomes available. The Company has incurred certain acquisition related costs which are recorded in the accompanying condensed consolidated balance sheet. In the event that the acquisition is terminated, these costs would be expensed in the period in which the termination occurs.

     The acquisition, which was approved by the Boards of Directors of Mylan and King, is subject to customary closing conditions and approval by the respective companies’ shareholders. The transaction will qualify as a “tax-free” reorganization for U.S. federal income tax purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion and analysis addresses material changes in the results of operations and financial condition of Mylan Laboratories Inc. and Subsidiaries (“the Company”, “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

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

Overview

     Mylan’s financial results for the three months ended September 30, 2004, included net revenues of $307.0 million, net earnings of $48.7 million and earnings per diluted share of $0.18. Comparatively, the three months ended September 30, 2003, included net revenues of $360.1 million, net earnings of $91.3 million and earnings per diluted share of $0.33. This represents a decrease of 15% in net revenues, 47% in net earnings and 46% in earnings per diluted share when compared to the same prior year period. The principal items impacting the results of the current quarter were:

•	The successful launch of omeprazole in fiscal 2004 — In the second quarter of fiscal 2004, Mylan commenced the sale of 10mg and 20mg omeprazole delayed-release capsules. Omeprazole is the generic version of Prilosec®. As one of the first generic entrants to market, Mylan received a significant contribution to its net revenues and net earnings from omeprazole in the quarter of launch. During the second quarter of fiscal 2004, new generic products contributed $68.6 million to net revenues, largely due to omeprazole. In comparison, new generic products contributed net revenues of $9.9 million during the second quarter of fiscal 2005.

•	Competition on omeprazole subsequent to launch — During the past year, additional generic competition has entered the omeprazole market. As generally occurs upon the introduction of additional generic competition, both pricing and volume of Mylan’s omeprazole sales have been negatively impacted. In addition to other generics, Mylan faced competition on omeprazole from an over the counter product and other substitute branded products.

•	Competition on carbidopa/levodopa — Carbidopa/levodopa (the generic version of Sinemet®) has long been one of Mylan’s highest selling products. For the past several years, despite the absence of any market exclusivity on this product, Mylan had been the only generic market entrant. Recently, however, several additional generic competitors have launched carbidopa/levodopa. Similar to omeprazole, this additional competition has had negative implications on pricing and volume related to carbidopa/levodopa sales.

•	Authorized generics — In the first quarter of fiscal 2005, Mylan launched nitrofurantoin monohydrate/macrocrystals capsules, the generic equivalent of Procter & Gamble’s Macrobid®. As the first company to file a Paragraph IV certification, Mylan was entitled to a 180-day period of market exclusivity. However, Procter & Gamble entered into an agreement with another generic company to market Macrobid as an “authorized” generic which was launched immediately after the launch of Mylan’s generic equivalent. Mylan has since filed a lawsuit against Procter & Gamble and their generic partner alleging that this practice violates the law and undermines the Hatch-Waxman legislation which provides an incentive and various rights to a company that successfully challenges patents. Mylan also filed a citizen’s petition with the Food and Drug Administration (“FDA”) with respect to this issue.

•	Unexpected delay of fentanyl launch — In the third quarter of fiscal 2004, Mylan received final FDA approval for its fentanyl transdermal system, the generic equivalent of Alza Corporation’s (“Alza”) Duragesic®. This approval confirmed Mylan’s position that neither a 30 month stay, nor pediatric exclusivity, applied to Mylan because Alza failed to sue within 45 days after receiving notice of Mylan’s Paragraph IV certification. Mylan was, therefore, prepared to launch fentanyl upon the expiration of Alza’s patent in July 2004. However, the FDA in June of 2004, rescinded Mylan’s final Abbreviated New Drug Application (“ANDA”) approval. Mylan has since filed suit against the FDA seeking to have its final approval reinstated. However, the actions of the FDA have prevented Mylan from launching fentanyl, which was expected to contribute significantly to fiscal 2005 net revenues and net earnings.

•	Regulatory action surrounding launch of levothyroxine sodium — Mylan submitted an ANDA for levothyroxine sodium as a bioequivalent generic product to Jones Pharma Inc.’s Levoxyl® and believed it held first-to-file status which, upon approval, would have given Mylan a 6-month period of marketing exclusivity. In addition, Mylan was the only applicant to submit an ANDA to market a generic equivalent of Abbott Laboratories’ Synthroid®. However, due to the approval of supplemental New Drug Applications (“NDA”) for other previously marketed levothyroxine sodium products demonstrating bioequivalence to Synthroid and Levoxyl, the FDA allowed competing companies to market their levothyroxine sodium products as generic equivalents to Synthroid and Levoxyl prior to Mylan’s approvals. We believe that this resulted in the loss of significant potential market share for Mylan’s product.

     Consolidated gross profit for the current quarter decreased 25% or $52.5 million to $155.3 million and gross margins decreased to 51% from 58% when compared to the same prior year period. These decreases were realized by both the Generic and Brand Segments.

     Generic Segment second quarter net revenue decreased 17% or $52.0 million to $247.5 million, while gross profit decreased $48.1 million or 28% to $121.1 million when compared to the same prior year period. Generic operating income decreased as well, primarily as a result of the decrease in gross profit. Brand Segment second quarter net revenues decreased 2% or $1.1 million to $59.4 million and gross profit decreased 11% or $4.3 million to $34.2 million. Brand Segment operating income decreased 29% or $3.4 million, also as a result of lower gross profit. A more thorough discussion of operating results by segment is provided under the heading “Results of Operations”.

     Despite the negative impact of competition, including authorized generics, on certain products during the quarter, and recent decisions of the FDA and the courts, the second quarter of fiscal 2005 did contain many significant developments. These include the following:

•	Pending Acquisition of King Pharmaceuticals — On July 23, 2004, the Company entered into an Agreement and Plan of Merger (“Agreement”) to acquire King Pharmaceuticals, Inc. (“King”) in a stock-for-stock transaction. Under the terms of the Agreement, each of King’s shareholders will receive .9 shares of Mylan common stock for every common share of King held upon closing. The acquisition, which was approved by the Boards of Directors of Mylan and King, is subject to regulatory approvals, customary closing conditions and approval by the respective companies’ shareholders. The transaction will qualify as a “tax-free” reorganization for U.S. federal income tax purposes.

•	Acceptance for filing of nebivolol NDA — During the second quarter, Mylan announced that the FDA accepted for filing its brand subsidiary’s NDA for nebivolol, for which the company is seeking approval for use in the management of hypertension.

•	Launch of Apokyn™ — During the second quarter of fiscal 2005, Mylan launched Apokyn, which has been approved for the acute, intermittent treatment of hypomobility, “off” episodes associated with advanced Parkinson’s disease. Apokyn, which has orphan drug status, has been studied as an adjunct to other medications.

Results of Operations

     The following table illustrates the financial results for the consolidated company and by operating segment:

     Segment Results (in thousands)

	Three Months		Six Months
Period Ended September 30, 2004	2004	2003	2004	2003
Consolidated:
Net revenues	$306,955	$360,060	$645,967	$691,468
Gross profit	155,253	207,708	335,006	385,137
Research and development	22,042	23,946	43,537	48,685
Selling and marketing	20,457	17,274	39,891	35,110
General and administrative	39,231	32,312	77,543	61,920
Litigation settlements	—	—	(25,985)	(21,669)
Other income, net	1,910	7,428	2,596	10,533

Pretax earnings	$75,433	$141,604	$202,616	$271,624

Generic Segment:
Net revenues	$247,511	$299,483	$515,215	$554,711
Gross profit	121,082	169,212	259,887	307,667
Research and development	16,517	14,154	32,809	27,641
Selling and marketing	2,971	2,761	5,871	5,517
General and administrative	6,052	5,164	11,990	9,855

Segment profit	$95,542	$147,133	$209,217	$264,654

Brand Segment:
Net revenues	$59,444	$60,577	$130,752	$136,757
Gross profit	34,171	38,496	75,119	77,470
Research and development	5,525	9,792	10,728	21,044
Selling and marketing	17,486	14,513	34,020	29,593
General and administrative	2,794	2,468	5,740	5,371

Segment profit	$8,366	$11,723	$24,631	$21,462

Corporate/Other:
Loss	$(28,475)	$(17,252)	$(31,232)	$(14,492)

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

Quarter Ended September 30, 2004, Compared to Quarter Ended September 30, 2003

Net Revenues and Gross Profit

     Net revenues for the current quarter decreased 15% or $53.1 million to $307.0 million compared to $360.1 million in the second quarter of fiscal 2004. This decrease was realized by both the Generic Segment, for which revenues decreased 17% or $52.0 million to $247.5 million, and the Brand Segment, for which revenues decreased 2% or $1.1 million to $59.4 million.

     The decrease in Generic net revenues was driven primarily by competition on two significant products, and lower contribution from new products. Omeprazole, which was launched during the second quarter of fiscal 2004, and carbidopa/levodopa, both experienced unfavorable pricing and lower volume as a direct result of additional generic competition. As is the case in the pharmaceutical industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products. On an overall basis, Generic volume shipped for the quarter increased nearly 6% to 2.9 billion doses.

     New products launched subsequent to September 30, 2003, contributed net revenues of $9.9 million in the second quarter of fiscal 2005. By comparison, new products in the second quarter of fiscal 2004 contributed net revenues of $68.6 million, largely due to omeprazole.

     For the Brand Segment, net revenues for the second quarter decreased 2% or $1.1 million to $59.4 million from $60.6 million in the same prior year period. This decrease was principally the result of increased competition on certain products in the branded portfolio, principally Acticin® and Digitek®. Amnesteem™, for which significant generic competition also exists, has continued to hold market share and realized a net increase in revenues when compared to the same prior year period.

     Consolidated gross profit decreased 25% or $52.5 million to $155.3 million and gross margins decreased to 51% from 58%. In the Generic Segment, gross profit decreased to $121.1 million from $169.2 million while gross margins decreased to 49% from 57% in the second quarter of fiscal 2004. The decrease in Generic Segment gross margin is primarily the result of additional generic competition on certain products, primarily omeprazole and carbidopa/levodopa. Additionally, the second quarter of fiscal 2004 contained a higher concentration of sales of omeprazole.

     For the Brand Segment, gross profit decreased 11% or $4.3 million to $34.2 million from $38.5 million and gross margins decreased from 64% to 58%. The decrease in Brand gross margin was primarily the result of the additional competition on certain products as discussed above, which also contributed to the decrease in net revenues.

Operating Expenses

     Research and development (“R&D”) expenses for the current quarter decreased 8% or $1.9 million to $22.0 million from $23.9 million. The Brand Segment, for which R&D expenses decreased 44% or $4.3 million to $5.5 million, was responsible for the overall decrease, partially offset by a 17% increase in R&D expenses in the Generic Segment to $16.5 million. The decrease in Brand Segment R&D is primarily the result of the completion, during fiscal 2004, of the Phase III clinical studies for nebivolol, for which an NDA was submitted to the FDA on April 30, 2004, and accepted for filing by the FDA on June 29, 2004. The increase in Generic Segment R&D was due primarily to an increase in raw materials and supplies used in current R&D projects.

     Selling and marketing expenses for the current quarter increased 18% or $3.2 million to $20.5 million from $17.3 million. The Brand Segment was primarily responsible for this increase, due primarily to costs incurred with respect to Apokyn and nebivolol.

     General and administrative expenses for the quarter increased 21% or $6.9 million to $39.2 million from $32.3 million. Of this increase, $5.7 million was attributable to higher corporate expenses, primarily the result of consulting costs incurred with respect to the planned King acquisition and integration and the implementation of an Enterprise Resource Planning system.

Other Income, net

     Other income, net of non-operating expenses, was $1.9 million in the second quarter of fiscal 2005 compared to $7.4 million in the same prior year period. The prior year results included a gain of $5.0 million on the sale of an office building.

Six Months Ended September 30, 2004, Compared to Six Months Ended September 30, 2003

Net Revenues and Gross Profit

     Net revenues for the six months ended September 30, 2004, decreased 7% or $45.5 million to $646.0 million, compared to $691.5 million in the corresponding period of fiscal 2004. This decrease was realized by both the Generic Segment, for which revenues decreased 7% or $39.5 million to $515.2 million, and the Brand Segment for which revenues decreased by 4% or $6.0 million to $130.8 million.

     The decrease in Generic net revenues was primarily the result of overall unfavorable pricing and lower contribution from new products, partially offset by increased volume and sales of new products. Additional generic competition on omeprazole, carbidopa/levodopa and lisinopril were the primary reasons for the unfavorable pricing as well as the overall decrease in sales. Despite the additional competition, omeprazole did realize favorable volume as a result of six months of sales in fiscal 2005 as compared to two months of sales in the prior year. Overall, Generic Segment volume increased approximately 9% to 5.9 billion doses shipped.

     New products launched since September 30, 2003 contributed net revenues of $26.1 million, primarily made up of levothyroxine sodium and nitrofurantion monohydrate/macrocrystals. During fiscal 2005, Mylan received approval from the FDA to market levothyroxine sodium tablets as a bioequivalent and therapeutically equivalent (i.e. AB-rated) product to Levoxyl and Synthroid. Mylan had previously marketed levothyroxine sodium tablets as the generic equivalent of Jerome Stevens Pharmaceuticals’ Unithroid®.

     For the Brand Segment, net revenues for the six months ended September 30, 2004, decreased 4% or $6.0 million to $130.8 million from $136.8 million in the same prior year period. This decrease was principally the result of increased competition which resulted in lower sales of Amnesteem, Digitek and Acticin. These decreases were partially offset by increased revenue from phenytoin.

     Consolidated gross profit for the first half of fiscal 2005 decreased 13% or $50.1 million to $335.0 million and gross margins decreased to 52% from 56%. In the Generic Segment, gross profit decreased to $259.9 million from $307.7 million while gross margins decreased to 50% from 56% for the six months ended September 30, 2004. The decrease in Generic Segment gross margin is primarily the result of the impact on pricing of additional generic competition on certain products, primarily omeprazole, carbidopa/levodopa and lisinopril.

     In the Brand Segment, gross profit decreased 3% or $2.4 million to $75.1 million from $77.5 million while gross margins increased slightly from 57% to 58%. This increase is primarily the result of favorable product mix, with phenytoin comprising a higher percentage of sales, and Amnesteem, which contributes lower gross margins as a result of royalties paid under a supply and distribution agreement, comprising a smaller percentage of sales.

Operating Expenses

     R&D expenses for the current year to date period decreased 11% or $5.1 million to $43.5 million from $48.7 million. The Brand Segment, for which R&D expenses decreased 49% or $10.3 million to $10.7 million, was responsible for the overall decrease, partially offset by a 19% increase in R&D expenses in the Generic Segment to $32.8 million. The decrease in Brand Segment R&D is primarily the result of the completion, during fiscal 2004, of the Phase III clinical studies for nebivolol. The increase in Generic Segment R&D was due equally to an increase in R&D headcount as well as an increase in raw materials and supplies used in current R&D projects.

     Selling and marketing expenses for fiscal 2005 increased 14% or $4.8 million to $39.9 million from $35.1 million. The Brand Segment was primarily responsible for this increase, due primarily to costs incurred with respect to Apokyn and nebivolol.

     General and administrative expenses for six months ended September 30, 2004, increased 25% or $15.6 million to $77.5 million from $61.9 million. Of this increase, $13.1 million was attributable to higher corporate expenses. For corporate G&A, the majority of the increase is due equally to higher payroll and payroll related costs, consulting costs incurred with respect to the planned King acquisition and integration and the implementation of an Enterprise Resource Planning system, and increased legal expenses, which are an integral part of our ability to continue to deliver new generic products to the market.

Litigation Settlements

     Net gains of $26.0 million were recorded in the first six months of fiscal 2005 with respect to the settlement of various lawsuits. In June 2004, Mylan received $37.5 million in settlement of certain patent litigation claims involving omeprazole. A portion of this settlement represented reimbursement of legal fees and expenses related to the litigation. Partially offsetting this gain, Mylan agreed, also in June 2004, to a $9.0 million settlement resolving all pending litigation with respect to paclitaxel. Net gains of $21.7 million, also from the settlement of litigation, were recorded in the first six months of the prior year.

Other Income, net

     Other income, net of non-operating expenses, was $2.6 million in fiscal 2005 compared to $10.5 million in the same prior year period. The prior year results included a gain of $5.0 million on the sale of an office building.

Liquidity and Capital Resources

     The Company’s primary source of liquidity continues to be cash flows from operating activities, which were $157.5 million for the six months ended September 30, 2004. Working capital as of September 30, 2004, was $1.25 billion, an increase of $107.9 million from the balance at March 31, 2004. The majority of this increase was the result of higher cash and cash equivalents and marketable securities. Other significant changes within working capital during the six months ended September 30, 2004, were accounts receivable, net which increased $19.6 million, primarily due to the timing of cash receipts, and inventory which decreased $24.2 million as a result of greater demand for certain products. In the prior year, accounts receivable, net at September 30, 2003, increased from March 31, 2003, primarily as a result of increased sales due to the launch of omeprazole, while inventory increased due to new product launches and planned production increases in order to meet forecasted demand. These changes in working capital items, along with the favorable impact of cash received from litigation settlements, were primarily responsible for the increase in cash from operations during the six months ended September 30, 2004.

     During the first quarter of fiscal 2005, Mylan received $52.0 million from the settlement of various lawsuits. Of this amount, approximately $35.0 million related to the settlement of certain patent litigation claims involving omeprazole and $17.0 million related to lawsuits which were settled in prior periods.

     During the second quarter of fiscal 2005, Mylan paid $9.0 million to resolve all pending litigation with respect to paclitaxel.

     Cash used in investing activities for the six months ended September 30, 2004, was $123.1 million. Of the Company’s $2.0 billion of total assets at September 30, 2004, $799.5 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist primarily of high-quality government and commercial paper. These investments are highly liquid and are available for operating needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

     Capital expenditures during the six months ended September 30, 2004, were $38.2 million. These expenditures were incurred primarily with respect to the Company’s planned expansions. As such expansions continue, capital expenditures are expected to be approximately $110.0 million to $120.0 million for fiscal 2005.

     Cash used in financing activities was $8.1 million for the six months ended September 30, 2004. Included in financing activities in the prior year was $98.6 million to purchase shares of the Company’s stock under a stock repurchase program. This program was completed on November 18, 2003.

     In the third quarter of fiscal 2004, the Board voted to increase the quarterly dividend 35% to 3.0 cents per share. Dividend payments totaled $16.1 million during the six months ended September 30, 2004.

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

     In order to provide additional operating leverage, if necessary, the Company maintains a revolving line of credit with a commercial bank providing for borrowings of up to $50.0 million. As of September 30, 2004, no funds have been advanced under this line of credit. Additionally, the Company is continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, the Company may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. On July 23, 2004, the Company entered into an Agreement to acquire King in a stock-for-stock transaction, for which the Company expects to incur acquisition related costs.

Risk Factors

     The following risk factors could have a material adverse effect on our business, financial position or results of operations. These risk factors may not include all of the important factors that could affect our business or our industry or that could cause our future financial results to differ materially from historic or expected results or cause the market price of our common stock to fluctuate or decline. Please refer to our other periodic reports filed with the Securities and Exchange Commission (“SEC”) including our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. Lastly, please note that the risk factors included in our periodic reports are reviewed and updated for each filing, and from time to time we may supplement or highlight an existing risk factor.

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

     Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully develop and license, or otherwise acquire, and commercialize new generic and patent or statutorily protected (usually brand) pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established, and the market is not yet proven. Likewise, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. We may not be successful in commercializing any of the products that we are developing or licensing on a timely basis, if at all, which could adversely affect our product introduction plans, financial position and results of operations and could cause the market value of our common stock to decline.

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

A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR NET REVENUES OR NET EARNINGS FROM TIME TO TIME. IF THE VOLUME OR PRICING OF ANY OF THESE PRODUCTS DECLINES, OR IF LICENSING EXCLUSIVITY IS LOST, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

     The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at September 30, 2004 and March 31, 2004:

	September 30,	March 31,
(in thousands)	2004	2004
Debt securities	$667,460	$581,212
Equity securities	3,900	4,233

	$671,360	$585,445

     The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At September 30, 2004, the Company had invested $667.5 million in marketable debt securities, of which $131.0 million will mature within one year and $536.5 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $536.5 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $26.8 million change in marketable debt securities.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, during the period covered by this report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

     For a description of the material pending legal proceedings to which the Company is a party, please see our Annual Report on Form 10-K for the year ended March 31, 2004, as supplemented by the disclosure in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004. During the quarter ended September 30, 2004, there were no new material legal proceedings or material developments with respect to pending proceedings other than as described below. While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. An adverse outcome in any of these proceedings could have a material adverse effect on the Company’s financial position and results of operations. No amounts have been accrued at September 30, 2004, with respect to any of these matters.

Pricing and Medicaid Litigation and Investigations

     On September 26, 2003, the Commonwealth of Massachusetts sued Mylan Laboratories Inc. (“Mylan Labs”) and 12 other generic drug companies alleging unlawful manipulation of reimbursements under the Massachusetts Medicaid program. The lawsuit identifies three drug products sold by Mylan Pharmaceuticals Inc., a wholly-owned subsidiary of Mylan Labs, and seeks equitable relief, attorneys’ fees, cost of litigation and monetary damages in unspecified sums. All defendants have joined in a motion to dismiss the complaint. The court has not yet ruled on the motion to dismiss.

     On June 26, 2003, UDL Laboratories, Inc. (“UDL”), a wholly-owned subsidiary of Mylan Labs, and MPI received requests from the U.S. House of Representatives Energy and Commerce Committee requesting information about certain drug products sold by UDL and MPI, in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. UDL and MPI are cooperating with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ Attorneys General (“AGs”) have also sent letters to MPI, UDL and Mylan Bertek Pharmaceuticals, Inc., a wholly-owned subsidiary of Mylan Labs, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to Mylan’s price reporting and marketing practices regarding various drugs. Mylan is cooperating with each of these investigations and has begun producing information in response to the subpoenas.

     On August 4, 2004, the City of New York filed a civil lawsuit against 44 pharmaceutical companies, including Mylan Labs, in the U.S. District Court for the Southern District of New York alleging violations of federal and state Medicaid laws, Medicaid and common law fraud, breach of contract, unfair and deceptive trade practices, and unjust enrichment. The case has been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Mylan Labs has not yet been required to respond to the complaint.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following provides a summary of votes cast for the proposals on which our shareholders voted at our Annual Meeting of Shareholders held on July 30, 2004.

Proposal No. 1 — Election of Eleven Directors.

Nominee	For	Withheld
Milan Puskar	217,582,593	11,924,824
Robert J. Coury	217,747,293	11,760,124
Wendy Cameron	220,159,363	9,348,054
Laurence S. DeLynn	165,432,937	64,074,480
Douglas J. Leech	163,388,759	66,118,658
Joseph C. Maroon, M.D.	220,428,308	9,079,110
Rod Piatt	216,142,030	13,365,387
Patricia A. Sunseri	213,714,614	15,792,803
C.B. Todd	213,584,930	15,922,487
Randall L. Vanderveen, Ph.D.	220,488,658	9,018,760
Stuart A. Williams, Esq.	217,865,003	11,642,414

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

2.1	Agreement and Plan of Merger dated as of July 23, 2004, by and among the registrant, Summit Merger Corporation and King Pharmaceuticals, Inc., filed as Exhibit 99.1 to the Report on Form 8-K filed with the SEC on July 26, 2004, and incorporated herein by reference.

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended to date, filed as Exhibit 3.2 to the Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by reference.

4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.

4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.

4.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.

4.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

     On July 2, 2004, the Company filed a Report on Form 8-K regarding a motion filed with the U.S. Court of Appeals for the D.C. Circuit.

     On July 26, 2004, the Company filed a Report on Form 8-K announcing the Company had entered into an Agreement and Plan of Merger to acquire King Pharmaceuticals, Inc.

     On July 26, 2004, the Company filed a Report on Form 8-K announcing earnings for the three months ended June 30, 2004.

     On August 16, 2004, the Company filed a Report on Form 8-K regarding an amendment to the Rights Agreement between the Company and American Stock Transfer & Trust Company.

     On August 18, 2004, the Company filed a Report on Form 8-K regarding an update in its fentanyl litigation pending in the U.S. District Court for the District of Columbia.

     On August 30, 2004, the Company filed a Report on Form 8-K regarding an update in its “authorized generics” lawsuit against the FDA pending in the U.S. District Court for the Northern District of West Virginia.

     On September 9, 2004, the Company filed a Report on Form 8-K regarding a further amendment to the Rights Agreement between the Company and American Stock Transfer & Trust Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended September 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc. (Registrant)
November 5, 2004	By:	/s/ Robert J. Coury
Robert J. Coury
Vice Chairman and Chief Executive Officer

November 5, 2004		/s/ Edward J. Borkowski
Edward J. Borkowski
Chief Financial Officer (Principal financial officer)

November 5, 2004		/s/ Gary E. Sphar
Gary E. Sphar
Vice President, Corporate Controller (Principal accounting officer)

EXHIBIT INDEX

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.