Form 10-Q/A
period 2004-09-30
MYLAN LABORATORIES INC
filed 2004-12-03
CIK 69499

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

                          Commission file number 1-9114

                             MYLAN LABORATORIES INC.

             (Exact name of registrant as specified in its charter)

                  Pennsylvania                  25-1211621
                   (State of                 (I.R.S. Employer
                 incorporation)             Identification No.)

                              1500 Corporate Drive
                         Canonsburg, Pennsylvania 15317
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (724) 514-1800

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [v] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [v] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          CLASS OF           OUTSTANDING AT
                        COMMON STOCK        NOVEMBER 1, 2004
                        ------------        ----------------
                       $0.50 par value        269,103,475

================================================================================

                                EXPLANATORY NOTE

      Pursuant to this Form 10-Q/A, the registrant amends and restates "Part II
- Item 6" (Exhibits and Reports on Form 8-K) in its entirety to add certain exhibits to subpart(a) that were inadvertently omitted from the original filing. Other than the foregoing and the new certifications of the CEO and CFO of the registrant, as required by Rule 12b-15 under the Securities Exchange Act of 1934, no other changes have been made to the Form 10-Q for the quarterly period ended September 30, 2004. In order to preserve the nature and character of the disclosures set forth in such Form 10-Q as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on November 8, 2004, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.



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

10.27 Executive Employment Agreement, dated as of July 1, 2004, between the registrant and Edward J. Borkowski.

10.28 Executive Employment Agreement, dated as of July 1, 2004, between the registrant and Louis J. DeBone.

10.29 Executive Employment Agreement, dated as of July 1, 2004, between the registrant and John P. O'Donnell.

10.30 Executive Employment Agreement, dated as of July 1, 2004, between the registrant and Stuart A. Williams.

10.31 Form of Indemnification Agreement between the registrant and each Director of 10.31 the registrant.

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

     On August 30, 2004, the Company filed a Report on Form 8-K regarding an update in its "authorized generics" lawsuit against the FDA pending in the U.S. District Court for the Northern District of West Virginia.

     On September 9, 2004, the Company filed a Report on Form 8-K regarding a further amendment to the Rights Agreement between the Company and American Stock Transfer & Trust Company.



                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q/A for the quarterly period ended September 30, 2004, to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MYLAN LABORATORIES INC.


December 2, 2004                                  /s/ Edward J. Borkowski
                                                  -----------------------
                                                  Edward J. Borkowski
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------

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

10.27 Executive Employment Agreement, dated as of July 1, 2004, between the registrant and Edward J. Borkowski.

10.28 Executive Employment Agreement, dated as of July 1, 2004, between the registrant and Louis J. DeBone.

10.29 Executive Employment Agreement, dated as of July 1, 2004, between the registrant and John P. O'Donnell.

10.30 Executive Employment Agreement, dated as of July 1, 2004, between the registrant and Stuart A. Williams.

10.31 Form of Indemnification Agreement between the registrant and each Director of the registrant.

31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.