Form 10-K/A
period 2005-03-31
MYLAN LABORATORIES INC
filed 2005-07-29
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes ☑ No ☐
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of September 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,705,144,650.
The number of outstanding shares of common stock of the registrant as of July 22, 2005, was 218,601,952.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2005, filed on May 20, 2005 (the “Original Filing”) by Mylan Laboratories Inc. (the “Company”). Because the Company has scheduled its 2005 Annual Meeting of Shareholders for October 28, 2005 and will not be filing its definitive proxy statement for such meeting within 120 days of its fiscal year end (in which instance the information required by Part III of Form 10-K would be incorporated by reference thereto), this Amendment provides the information required by Part III. The remainder of the Original Filing is unchanged and is not reproduced in this Amendment. No information included in the Original Filing, including the Company’s financial statements and the footnotes thereto, has been modified or updated in any way.

MYLAN LABORATORIES INC.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
Directors
     Information about each director of Mylan Laboratories Inc. (“Mylan”, the “Company” or “we”) as of July 22, 2005, is set forth below, including the director’s principal occupation and business experience, other directorships, age and tenure on the Company’s Board.

	Principal Occupation and Business Experience;	Director
Nominee	Other Directorships	Since
Milan Puskar Age 70	Chairman of the Board of Mylan (since 1993); CEO of Mylan (1993-2002); President of Mylan (1976-2000); Vice Chairman of Mylan (1980-1993); Vice President and General Manager of the Cincinnati division of ICN Pharmaceuticals Inc., a specialty pharmaceutical company now known as Valeant Pharmaceuticals International (1972-1975); various positions with Mylan Pharmaceuticals Inc., now a wholly-owned subsidiary of the Company, including Secretary-Treasurer and Executive Vice President (1961-1972); Director of Centra Bank, Inc.	1976

Robert J. Coury Age 44	Vice Chairman of the Board of Mylan (since March 2002) and Chief Executive Officer of Mylan (since September 2002); founder, Chief Executive Officer and principal owner of Coury Consulting, L.P., a Pittsburgh, Pennsylvania corporate advisory firm (1989-2002).	2002

Wendy Cameron Age 46	Director and Co-Owner of Cam Land LLC, a harness racing business in Washington, Pennsylvania (since January 2003); Vice President, Divisional Sales & Governmental Affairs, Cameron Coca-Cola Bottling Company, Inc. (1981-1998).	2002

Laurence S. DeLynn Age 80	Retired Consultant; Director of Monongahela Hospital Foundation and a Director of Wellness Community - Southwest Florida.	1975

Douglas J. Leech, C.P.A.* Age 50	Chairman, President and Chief Executive Officer of Centra Bank, Inc. and Centra Financial Holdings, Inc. (since 1999); former Chief Executive Officer and President of Huntington Banks West Virginia.	2000

Joseph C. Maroon, M.D. Age 65	Professor, Heindl Scholar in Neuroscience, and Vice Chairman of the Department of Neurosurgery, University of Pittsburgh Medical Center (“UPMC”) and other positions at UPMC (since 1998).	2003

Rod Piatt, C.P.A. Age 52	President and owner of Horizon Properties, a real estate and development company (1996-present); President of Corporate Drive Associates Inc. (2000-2003); Vice Chairman of Community Bank N.A., a publicly-held national bank in Carmichaels, Pennsylvania.	2004

C.B. Todd Age 71	Retired; President and Chief Operating Officer of Mylan (2001-2002); positions with Mylan in various capacities from 1970 until his initial retirement in 1999, including Senior Vice President (1987-1999), President, Mylan Pharmaceuticals (1991-1999), Senior Vice President, Mylan Pharmaceuticals (1987-1991) and Vice President-Quality Control, Mylan Pharmaceuticals (1978-1987).	1993

Randall L. Vanderveen, Ph.D., R.Ph. Age 54	Dean of the School of Pharmacy and Graduate School of Pharmaceutical Science and Professor of Pharmacy at Duquesne University, Pittsburgh, Pennsylvania (since 1998); Assistant Dean and Associate Professor at Oregon State University, Portland, Oregon (1988-1998). Member, Board of Directors, National Institute on Pharmaceutical Technology and Education.	2002

*	This and all other C.P.A. distinctions refer to inactive status.

Executive Officers
     The names, ages and positions of our executive officers as of July 22, 2005, are as follows:

Robert J. Coury	44	Vice Chairman and Chief Executive Officer
Edward J. Borkowski, C.P.A.	45	Chief Financial Officer
Louis J. DeBone	59	President and Chief Operating Officer
Mark W. Fitch	56	Vice President, Manufacturing Operations and Executive Vice President-Operations, Mylan Pharmaceuticals Inc.
Roger L. Foster, Esq.	58	Senior Vice President, General Counsel and Corporate Secretary
Sharad K. Govil, Ph.D.	49	Vice President; and President, Mylan Technologies Inc.
David L. Kennedy, Esq.	51	Vice President of Corporate Taxation
Harry A. Korman	47	Vice President; and President, Mylan Pharmaceuticals, Inc.
Michael Marquard	56	Vice President; and President, Mylan Bertek Pharmaceuticals Inc.
John P. O’Donnell, Ph.D.	58	Chief Scientific Officer
Frank R. Sisto	55	Vice President of Regulatory Affairs
Gary E. Sphar, C.P.A.	50	Vice President and Corporate Controller
David B. Springgate	44	Vice President of Information Technology
Patricia Sunseri	65	Senior Vice President
Collette Taylor, Esq.	41	Vice President of Human Resources
Stuart A. Williams, Esq.	50	Chief Legal Officer
     See “Directors” above for a description of the recent business experience of Mr. Coury.
     Mr. Borkowski has served as Mylan’s Chief Financial Officer since March 2002. Prior to joining Mylan, beginning in 1999, he was employed by the Consumer Healthcare Group of Pharmacia Corporation, a pharmaceutical company that merged with Pfizer in 2003, where he served as Assistant Vice President, North American Finance and Administration and later as Vice President, Global Finance and Information Technology. He served in various finance positions for Wyeth, a company specializing in pharmaceuticals, consumer health care products, and animal health care products (then known as American Home Products Corporation), from 1992 to 1999.
     Mr. DeBone began his employment with Mylan in 1976. Prior to assuming his present positions as President and Chief Operating Officer in 2002, he served as Senior Vice President and President of Mylan Pharmaceuticals Inc. from 1999 to 2002. Mr. DeBone has also served at Mylan Pharmaceuticals Inc. as Vice President-Operations, Vice President-Quality Control and from 1976 until 1986 as Director of Manufacturing.
     Mr. Fitch joined Mylan in 1997. Prior to assuming his present positions, in 2002, as Vice President, Manufacturing Operations and Executive Vice President-Operations, Mylan Pharmaceuticals Inc., he served as Vice President-Operations, Mylan Pharmaceuticals Inc. Prior to joining Mylan, Mr. Fitch held senior manufacturing management positions at Knoll Pharmaceutical Co., a U.S. subsidiary of BASF Pharma, and Schering-Plough Corp., a worldwide research-based pharmaceutical company.
     Mr. Foster has been employed by Mylan since 1984. Prior to assuming his present positions as Senior Vice President and General Counsel in February 2003, he served as Director of Legal Services and as Director of Governmental Affairs and Regulatory Affairs. Mr. Foster became Corporate Secretary in February 2001.
     Dr. Govil joined Mylan in 1992. Prior to assuming his present positions as Vice President of Mylan in July 2002, and President of Mylan Technologies Inc., a wholly-owned subsidiary of the Company, in October 2001, he served in various senior management positions for Mylan Technologies Inc. including Vice President, Pharmaceutical Development, Vice President and General Manager and Executive Vice President and General Manager.

     Mr. Kennedy has been employed by Mylan since April 2003 as Vice President of Corporate Taxation. Prior to joining Mylan, Mr. Kennedy served as the Vice President and General Tax Counsel of ArvinMeritor Inc., a worldwide automotive manufacturer and supplier, from July 2000 to April 2003, before which he served as General Tax Counsel of Meritor Automotive Inc. (which merged with Arvin Industries Inc. in 2000 to form ArvinMeritor) since October 1997.
     Mr. Korman joined Mylan in 1996. Prior to assuming his present position as President of Mylan Pharmaceuticals Inc. in May 2005, Mr. Korman served as President of UDL Laboratories, Inc. (“UDL”), a wholly-owned subsidiary of the Company, since January 2001, before which he served as Vice President of Sales and Marketing of Mylan Pharmaceuticals from 1997 to December 2000. Mr. Korman became Vice President of Mylan in January 2001. Mr. Korman began working at UDL in 1988, serving as Vice President of Sales until 1996 when Mylan acquired UDL.
     Mr. Marquard has been employed by Mylan since June 2004. Prior to assuming his positions as Vice President of Mylan, and President of the Company’s branded subsidiary, Mylan Bertek Pharmaceuticals Inc. in June 2004, he served as Wyeth’s Senior Vice President of U.S. Sales since 1996, and a member of the U.S. management team and Wyeth’s Pharmaceutical business unit global leadership team.
     Dr. O’Donnell has been employed by Mylan since 1983. Prior to assuming his present position in April 2002 as Chief Scientific Officer, he served as Executive Vice President, Research and Development and Quality Assurance from January 2001 to April 2002. He served as Vice President of Research and Development and Quality Assurance from 1991 to December 2000, and prior to 1991 he was Executive Director of Research and Development for Mylan Pharmaceuticals Inc.
     Mr. Sisto has served as Mylan’s Vice President of Regulatory Affairs since 2003. From 1995 to 2003, he held various positions with Mylan Pharmaceuticals Inc., including Executive Director, Vice President and Executive Vice President. Prior to joining Mylan, Mr. Sisto held various positions in regulatory affairs at Glaxo Inc., A.H. Robins Co. and Bristol Laboratories.
     Mr. Sphar has been employed in various accounting and finance positions by Mylan since 1992. Prior to assuming his present positions as Vice President and Corporate Controller in March 2002, he served as Vice President-Finance of Mylan Pharmaceuticals Inc. starting in January 2001. Prior to 2001, he served as Director of Corporate Finance of Mylan.
     Mr. Springgate joined Mylan in July 2003 as Vice President of Information Technology, before which he was a management consultant with Deloitte & Touche from July 2002 to July 2003. From July 2001 to July 2002, he served as the Chief Financial Officer and Chief Information Officer for MPI Research, a preclinical contract research organization, and from July 1998 to July 2001, he was the President of eCaribou, Inc., a software enterprise.
     Ms. Sunseri has been employed by Mylan since 1989. Prior to assuming her present position as Senior Vice President of Public Relations in 2003, she served as Senior Vice President of Investor and Public Relations from 2001 to 2003, and as Vice President of Investor and Public Relations from 1989 to 2001.
     Ms. Taylor has been employed by Mylan since March 2004 as Vice President of Human Resources. Prior to joining Mylan, Ms. Taylor led the human resources and administrative functions at Golin/Harris International, a Chicago-based global public relations company, from 1993 to 2003. From 1989 to 1993, she served as Vice President of Human Resources for the Chicago-based LIT America, a futures and options trading firm.
     Mr. Williams has served as Mylan’s Chief Legal Officer since March 2002. From 1999 to March 2002, he was a member of the law firm of DKW Law Group, PC, formerly known as Doepkin Keevican & Weiss, Pittsburgh, Pennsylvania. Prior to his affiliation with DKW Law Group, he was partner with the law firm of Eckert Seamans Cherin & Mellott.

     No family relationships exist between any of the above executive officers. Officers of Mylan who are appointed by the Board of Directors can be removed by the Board of Directors, and officers appointed by the Vice Chairman and Chief Executive Officer can be removed by him.
Audit Committee and Audit Committee Financial Expert
     The Company has a standing audit committee (the “Audit Committee”) whose responsibilities include the appointment, compensation, retention and oversight of the Company’s independent registered public accounting firm; reviewing with the independent registered public accounting firm the scope of the audit plan; and reviewing the Company’s financial statements and related disclosures. The Audit Committee is currently comprised of Mr. Leech (Chairman), Mr. DeLynn and Mr. Piatt. The Board of Directors of the Company has determined that Mr. Leech is an “audit committee financial expert”, as that term is defined in the rules of the Securities and Exchange Commission (the “SEC”). Mr. Leech is “independent”, as that term is used under Item 7(d)(3)(iv) of Schedule A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act, requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC within specified due dates reports of ownership and reports of changes of ownership of our Common Stock and our other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on reports and written representations furnished to us by these persons, we believe that all of our directors and executive officers complied with these filing requirements during fiscal 2005, except that a Form 4 to report a transfer by Mr. Leech on December 7, 2004, of the economic benefit in certain stock options was inadvertently not filed until February 3, 2005.
Code of Ethics
     The Company has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. This Code of Ethics is posted on the Company’s website at www.mylan.com/governance/ethics.php. The Company intends to post any amendments to or waivers from the Code of Ethics on its website.

ITEM 11. Executive Compensation
Summary Compensation Table
     The following table sets forth information regarding the compensation earned by our Chief Executive Officer and the four other most highly compensated individuals who served as executive officers of Mylan at the end of fiscal 2005 (collectively, the “Named Executive Officers”) for each of the Company’s last three completed fiscal years:

		Annual Compensation					Long-Term Compensation
							Restricted	Securities
	Fiscal				Other Annual		Stock	Underlying	All Other
Name and Principal Position	Year	Salary		Bonus	Compensation		Awards (1)	Options	Compensation (2)
Robert J. Coury	2005	$1,300,000		$1,300,000	$213,184	(4)	—	—	$28,972
Vice Chairman and	2004	$1,100,008		$2,000,000	—		$6,150,375	—	$27,220
Chief Executive Officer	2003	$623,100	(3)	$1,800,000	$58,608	(5)	—	1,350,000	$10,800

Edward J. Borkowski, C.P.A.	2005	$343,470		$400,000	$78,015	(4)	—	—	$28,473
Chief Financial Officer	2004	$325,000		$350,000	—		$1,118,250	—	$24,920
	2003	$300,000		$300,000	$176,242	(6)	—	—	$10,983

Louis J. DeBone	2005	$750,048		$650,000	$63,055	(4)	—	—	$20,572
President and	2004	$600,028		$625,000	—		$2,236,500	—	$19,320
Chief Operating Officer	2003	$462,000		$625,000	—		—	675,000	$18,800

John P. O’Donnell, Ph.D.	2005	$386,953		$400,000	—		—	—	$25,087
Chief Scientific Officer	2004	$350,012		$375,000	—		$1,118,250	—	$24,120
	2003	$350,000		$350,000	—		—	450,000	$23,100

Stuart A. Williams, Esq.	2005	$436,938		$425,000	—		—	—	$28,618
Chief Legal Officer	2004	$400,036		$425,000	—		$1,118,250	—	$28,420
	2003	$350,000		$850,000	—		—	—	$13,300

(1)	The shares of restricted stock issued to the Named Executive Officers vest on August 21, 2006. The number and value of the restricted shares held as of March 31, 2005 were: Robert J. Coury: 247,500 / $4,385,700; Edward J. Borkowski: 45,000 / $797,400; Louis J. DeBone: 90,000 / $1,594,800; John P. O’Donnell: 45,000 / $797,400; and Stuart A. Williams: 45,000 / $797,400. The officers receive dividends paid on these shares.

(2)	For fiscal 2005, consists of $8,272 accrued under the Company’s Supplemental Health Insurance Program for each Names Executive Officer, and contributions to the Mylan Laboratories Inc. Profit Sharing 401(k) Plan for Mr. Coury ($20,700), Mr. Borkowski ($20,201), Mr. DeBone ($12,300), Dr. O’Donnell ($16,815) and Mr. Williams ($20,346).

(3)	Mr. Coury joined the Company as Chief Executive Officer in September 2002.

(4)	Includes: (i) $131,384, $46,958 and $46,949, attributable to personal use of the corporate aircraft by Messrs. Coury, Borkowski and DeBone, respectively; and (ii) $56,988 in gross-up payments made on behalf of Mr. Coury in respect of income tax liabilities incurred with respect to personal use of corporate aircraft. For fiscal 2005, the value of the personal use of corporate aircraft was based on the aggregate incremental cost to Mylan determined by reference to variable operating costs (including fuel costs, maintenance costs, landing, ramp/park fees, and other miscellaneous variable trip related costs).

(5)	Includes $55,210 relating to personal use of the corporate aircraft. This amount was calculated using the Standard Industry Fare Level (SIFL) formula established by the Internal Revenue Service. The amount reported in the Company’s 2004 proxy statement for Mr. Coury’s fiscal 2003 “Other Annual Compensation” (i.e., $57,103) has been revised to include health care benefits.

(6)	Includes a payment of $170,826 for relocation expenses.
Option/SAR Grants in Fiscal 2005
     No grants of stock options or stock appreciation rights were made to any of the Named Executive Officers in fiscal 2005.

Aggregated Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values
     The following table shows: (i) the number of shares of Common Stock acquired by each Named Executive Officer upon the exercise of Company stock options during fiscal 2005, (ii) the aggregate dollar value realized by each Named Executive Officer upon such exercise, (iii) the number of all exercisable and unexercisable stock options held by each Named Executive Officer at the end of fiscal 2005 and (iv) the value of all such options that were “in-the-money” (i.e., the market price of the Common Stock was greater than the exercise price of the options) at the end of fiscal 2005.

	Number of		Number of Shares	Value of Unexercised
	Shares		Underlying Unexercised	In-the-Money
	Acquired	Value	Options at End of Fiscal 2005	Options at End of Fiscal 2005
Name	on Exercise	Realized	Exercisable/Unexercisable	Exercisable/Unexercisable(1)
Robert J. Coury	—	—	1,366,875/0	$5,139,922/$0
Edward J. Borkowski, C.P.A.	—	—	337,500/0	$1,361,981/$0
Louis J. DeBone	—	—	1,113,750/0	$6,878,295/$0
John P. O’Donnell, Ph.D.	—	—	691,875/0	$4,058,978/$0
Stuart A. Williams, Esq.	—	—	466,875/0	$1,906,275/$0

(1)	Calculated based on the closing market price of the Common Stock of $17.72 on March 31, 2005, less the amount required to be paid upon exercise of the option.
Compensation of Directors
     The Company’s non-employee directors receive $50,000 per year in cash compensation, and are reimbursed for actual expenses relating to meeting attendance. Mr. Puskar receives an additional $200,000 per year for his service as Chairman. In addition, effective February 10, 2005, non-employee directors (other than Mr. Puskar) receive $1,500 for each Board meeting they attend in person and $1,000 for each Board meeting they attend by telephone (in each case other than meetings held primarily to consider Board compensation). Non-employee directors (other than Mr. Puskar) also received $750 for each Committee meeting they attend in person and $500 for each Committee meeting they attend by telephone, other than (i) Committee meetings held in conjunction with Board meetings, (ii) Committee meetings held primarily to consider Board compensation and (iii) meetings of the Finance Committee or the Executive Committee. Effective January 1, 2005, the Audit Committee Chair receives an additional $10,000 per year, and the Chairs of the Compensation Committee, Governance and Nominating Committee and Compliance Committee each receive an additional $5,000 per year. All such fees are payable quarterly. Non-employee directors are also eligible to receive stock options or other awards under the 2003 Plan at the discretion of the full Board of Directors. On July 30, 2004, following the Company’s 2004 Annual Meeting of Shareholders, each non-employee director received an immediately exercisable option to purchase 10,000 shares of Company common stock. The exercise price for the stock options was $14.82 per share, which was the fair market value of a share of Company common stock on the grant date, as determined in accordance with the 2003 Plan. Directors who are also employees of the Company do not receive any consideration for their services on the Board of Directors.
     Under a service benefit agreement entered into with Mylan, Mr. DeLynn is entitled to receive $18,000 annually, payable in monthly installments, for a 10-year period beginning on the date on which his service to Mylan ends. Upon his death or at his election, the aggregate amount of any unpaid benefit is payable in a lump sum, discounted to the present value at the per annum rate of 7%.
Employment and Retirement Agreements and Change-of-Control Arrangements
     Employment Agreements. The Company entered into an employment agreement with Mr. Coury in 2002, and such agreement was modified in December 2003. The Company entered into new employment agreements with the other Named Executive Officers in July 2004. Each agreement provides for the payment of a minimum base salary (and under Mr. Coury’s original agreement, increases in base salary of $200,000 for each subsequent year during the contract term), as well as eligibility to receive a discretionary bonus and fringe benefits of employment as are customarily provided to senior executives of the Company. Mr. Coury’s agreement also provides for a guaranteed bonus. Unless earlier terminated, extended or renewed, the agreements with Mr. Coury and Dr. O’Donnell expire on March 31, 2007, and the agreements with Mr. Borkowski, Mr. DeBone and Mr. Williams expire on December 31, 2006, September 1, 2006 and June 1, 2006, respectively. Each agreement contains customary non-competition and non-solicitation provisions. If an executive resigns for good reason or is discharged by the Company without cause or if the term of employment is not extended or renewed on terms mutually acceptable to the executive and the Company, the executive would be entitled to receive a lump sum severance payment in an amount equal to one (in the case of Mr. Borkowski, Mr. DeBone and Dr. O’Donnell) or two (in the case of Mr. Williams) times the sum of the executive’s then current base salary plus the “prior bonus” (as defined below),as well as continued participation in certain compensation and employee benefit plans.Under the employment agreements, “prior bonus” is defined as the higher of (i) the average of the annual bonuses paid to the executive in the three fiscal years prior to his separation from the Company or (ii) the annual bonus applicable for the prior fiscal year.
     If Mr. Coury’s employment is terminated by the Company without cause or if Mr. Coury terminates his employment for good reason, Mr. Coury would be entitled under his employment agreement to (i) a cash lump sum severance payment equal to two (2) times his then current minimum base salary plus the annual bonus applicable for that year, plus (ii) the continuation of his then current minimum base salary plus the annual bonus (determined under his employment agreement), as well as continued participation in certain employee benefit plans, for the remainder of the contract period. In the event the term of his employment is not extended or renewed due to the inability of Mr. Coury and the Company to agree to mutually acceptable terms, Mr. Coury would be entitled to receive a cash lump sum severance payment equal to two (2) times the sum of his then current minimum base salary plus the annual bonus applicable for the year in which his contract expires, as well as continued participation in certain employee benefit plans for a period of two years. If Mr. Coury resigns without good reason after the first thirty-six (36) months of the term of his employment agreement, he would be entitled to continue to receive his minimum base salary plus the annual bonus (as determined under the employment agreement) and shall continue to participate in employee benefit plans for a period of twenty-four (24) months.
     In the event the executive becomes entitled to severance under his transition and succession agreement (discussed below), no severance would be payable under the executive’s employment agreement.
     Transition and Succession Agreements. Mylan also entered into transition and succession agreements with each of the Named Executive Officers in December 2003, which were modified in December 2004. Under the terms of the these transition and succession agreements, both Mr. Coury’s and Mr. Williams’ employment terminates upon a change of control, with each becoming entitled to receive a severance payment equal to the higher of (a) the compensation and benefits payable under his employment agreement as if the change of control were deemed to be a termination without cause under the employment agreement and (b) a lump sum severance payment in an amount equal to four (in the case of Mr. Coury) or three (in the case of Mr. Williams) times the sum of base salary and highest bonus determined under the employment agreement, and the continuation of health and insurance benefits for a period of three years.
     The transition and succession agreements for each of Messrs. Borkowski and DeBone and Dr. O’Donnell provide that if the executive’s employment is terminated other than for cause or if the executive terminates his employment voluntarily for good reason, in each case within two years following the occurrence of a change of control, or for any reason within 90 days following the first anniversary of a change of control, the executive would become entitled to receive a severance payment equal to the higher of (a) the compensation and benefits payable under his employment agreement as if the change of control were deemed to be a termination without cause under the employment agreement and (b) a lump sum severance payment in an amount equal three times the sum of base salary and highest bonus paid to the executive under the employment agreement or the transition and succession agreement, and the continuation of health and insurance benefits for a period of three years. The transition and succession agreements for each of the Named Executive Officers also provides for a gross-up payment for any excise tax on “excess parachute payments.”
     Retirement Benefit Agreements. In December 2004, the Company entered into Retirement Benefit Agreements (“RBAs”) with each of Messrs. Coury, Borkowski and Williams (each an “Executive”), in furtherance of the obligations contained in their respective employment agreements. The Company also entered into Amended Retirement Benefit Agreements (the “Amended RBAs”) with each of Mr. DeBone and Dr. O’Donnell. Pursuant to the RBAs, upon retirement following completion of ten or more years of service, Messrs. Borkowski and Williams would each be entitled to receive an annual benefit equal to $150,000 for a period of 15 years, and Mr. Coury would be entitled to receive an annual benefit equal to $400,000 for a period of 15 years (the “Retirement Benefit”). An executive who completes five years of service since his date of hire would be 50% vested in his Retirement Benefit, with an additional 10% of the Retirement Benefit vesting after each full year of service for up to five additional years (the “Partial Benefit”).
     The Retirement Benefit or, if applicable, the Partial Benefit, would generally be payable on a monthly basis commencing on the first day of the seventh month following the month in which the Executive retires, but would generally not commence prior to age 55. However, in the case of death or upon the occurrence of a change of control of the Company, each executive would become fully vested in his Retirement Benefit and would be entitled to receive a lump sum payment equal to the net present value of the Retirement Benefit as soon as practicable following any subsequent termination of employment.
     If an Executive dies while employed by the Company, the Executive’s beneficiary would be entitled to receive a lump sum payment equal to the greater of (i) two times the Executive’s base salary or (ii) the net present value of the Retirement Benefit. If an Executive dies following retirement, the Executive’s beneficiary would be entitled to receive a lump sum payment equal to the net present value of all monthly payments not yet made.
     The retirement benefit agreements which the Company originally entered into with Mr. DeBone and Dr. O’Donnell provided for a retirement benefit of $100,000 per year for ten years, together with a death benefit of $1.25 million in the event of death prior to retirement. The Amended RBAs provide each of these individuals with retirement benefits equal to those contemplated for Messrs. Borkowski and Williams (including extension of payments from ten to fifteen years). The increased benefit will be contingent on Mr. DeBone and Dr. O’Donnell continuing to serve out the remainder of the term under their respective employment agreements (September 1, 2006 in the case of Mr. DeBone and March 31, 2007 in the case of Dr. O’Donnell) or, if earlier, until the occurrence of a change of control.
Compensation Committee Interlocks and Insider Participation
     None of the members of our Compensation Committee has ever been an employee of Mylan, and none of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth information regarding the beneficial ownership of our Common Stock as of July 22, 2005 by our Named Executive Officers, by our directors, by all directors and executive officers of the Company as a group (based on 218,601,952 shares of Common Stock outstanding as of such date) and by persons known to us to be the beneficial owner of more than 5% of our outstanding common stock. For purposes of this table, and in accordance with the rules of the Securities and Exchange Commission, shares are considered “beneficially owned” if the person directly or indirectly has sole or shared power to vote or direct the voting of the securities or has sole or shared power to dispose of or direct the disposition of the securities. A person is also considered to beneficially own shares that he or she has the right to acquire within 60 days after July 22, 2005. As of July 22, 2005, based on Schedules 13D and 13G filed with the SEC under the Securities Exchange Act of 1934, as amended, there are no persons known to management who beneficially own more than five percent of our common stock.

	Number of Shares	Percentage
Name	of Common Stock	of Class
Edward J. Borkowski, C.P.A. (1)	383,843	*
Wendy Cameron (2)	124,375	*
Robert J. Coury (3)	1,617,249	*
Louis J. DeBone (4)	1,252,661	*
Laurence S. DeLynn (5)	610,375	*
Douglas J. Leech, C.P.A. (6)	144,437	*
Joseph C. Maroon, M.D. (7)	55,000	*
John P. O’Donnell, Ph.D. (8)	748,103	*
Rod Piatt, C.P.A. (9)	16,000	*
Milan Puskar (9)	5,337,602	2.4%
C.B. Todd (10)	934,038	*
Randall L. Vanderveen, Ph.D., R.Ph. (11)	116,875	*
Stuart A. Williams, Esq. (12)	547,144	*
All directors and executive officers as a group (24 persons) (13)	14,524,857	6.4%

*	Less than 1%.

(1)	Consists of: (i) 45,000 shares of restricted stock granted under the Company’s 2003 Long-Term Incentive Plan; (ii) 337,500 shares issuable pursuant to options that may be exercised within 60 days; and (iii) 1,343 shares held in Mr. Borkowski’s 401(k) account.

(2)	Includes 116,875 shares issuable pursuant to options that may be exercised within 60 days.

(3)	Consists of: (i) 247,500 shares of restricted stock granted under the Company’s 2003 Long-Term Incentive Plan; (ii) 1,366,875 shares issuable pursuant to options that may be exercised within 60 days; and (iii) 2,874 shares held in Mr. Coury’s 401(k) account.

(4)	Includes: (i) 90,000 shares of restricted stock granted under the Company’s 2003 Long-Term Incentive Plan; (ii) 1,113,750 shares issuable pursuant to options that may be exercised within 60 days; (iii) 12,630 shares held in Mr. DeBone’s 401(k) account; and (iv) 2,531 shares held by Mr. DeBone’s wife.

(5)	Includes 206,875 shares issuable pursuant to options that may be exercised within 60 days.

(6)	Includes 139,375 shares issuable pursuant to options that may be exercised within 60 days; Mr. Leech disclaims beneficial ownership of 59,062 of such shares, the economic interest of which he has transferred pursuant to a trust agreement.

(7)	Consists of shares issuable pursuant to options that may be exercised within 60 days.

(8)	Includes: (i) 45,000 shares of restricted stock granted under the Company’s 2003 Long-Term Incentive Plan; (ii) 691,875 shares issuable pursuant to options that may be exercised within 60 days; and (iii) 4,553 shares held in Dr. O’Donnell’s 401(k) account.

(9)	Includes 10,000 shares issuable pursuant to options that may be exercised within 60 days.

(10)	Includes: (i) 332,202 shares issuable pursuant to options that may be exercised within 60 days (including options with respect to 29,702 shares held by Mr. Todd’s wife); and (ii) 1,659 shares held by Mr. Todd’s wife.

(11)	Consists of shares issuable pursuant to options that may be exercised within 60 days.

(12)	Includes: (i) 45,000 shares of restricted stock granted under the Company’s 2003 Long-Term Incentive Plan; and (ii) 466,875 shares issuable pursuant to options that may be exercised within 60 days.

(13)	See notes (1) through (14). Also includes: (i) an additional 1,818,475 shares issuable pursuant to options that may be exercised within 60 days; and (ii) an additional 38,213 shares held in the other executive officers’ 401(k) accounts.
Equity Compensation Plan Information
     The following table shows information about the securities authorized for issuance under Mylan’s equity compensation plans as of March 31, 2005:

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance Under
	Issued upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(Excluding Securities
Plan Category	Warrants and Rights	Rights	Reflected in Column(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	22,301,788	$14.17	21,075,850

Equity compensation plans not approved by security holders	—	N/A	—

Total	22,301,788	$14.17	21,075,850
ITEM 13. Certain Relationships and Related Transactions
     Effective as of April 1, 2005, the Company and Coury Investment Advisors, Inc. (“CIAI”), a corporation 100% owned by two brothers of Mr. Coury, the Company’s Vice Chairman and Chief Executive Officer, by mutual agreement, terminated a Consulting and Counseling Agreement between the parties. Pursuant to such Consulting and Counseling Agreement, CIAI had rendered investment advisory services during fiscal 2005, for a fee of $25,000 per calendar quarter.
ITEM 14. Principal Accounting Fees and Services
     Deloitte & Touche LLP (“D&T”) served as the independent registered public accounting firm of Mylan during fiscal 2004 and fiscal 2005, and no relationship exists other than the usual relationship between independent registered public accounting firm and client. Details about the nature of the services provided by, and the fees the Company paid to, D&T for such services during fiscal 2005 and 2004 are set forth below.

	Fiscal 2005	Fiscal 2004
Audit Fees (1)	$895,451	$440,000
Audit-Related Fees (2)	$1,029,772	$83,000
Tax Fees (3)	$141,032	$276,000
All Other Fees (4)	—	$1,129,000

Total Fees	$2,066,255	$1,928,000

(1)	Audit fees in fiscal 2005 included fees relating to compliance with the Sarbanes-Oxley Act of 2002, primarily Section 404, not required in fiscal 2004.

(2)	Audit-related fees in fiscal 2005 and 2004 related to audits and other services related to the Company’s employee benefit plans, statutory audit requirements and SEC filings. Additionally, audit-related fees for fiscal 2005 included fees relating to the Company’s planned acquisition of King Pharmaceuticals, Inc., which was announced in July 2004, but terminated in February 2005.

(3)	Tax fees in fiscal 2005 and 2004 related primarily to tax return preparation and tax compliance support services.

(4)	All other fees in fiscal 2004 related primarily to assistance in preparing for our enterprise resource planning (ERP) system initiative and our quality assurance and compliance system.
     The Audit Committee has adopted a policy regarding pre-approval of audit, audit-related, tax and other services that the independent registered public accounting firm may perform for the Company. Under the policy the Audit Committee must pre-approve on an individual basis any requests for audit, audit-related, tax and other services not covered by certain services that are pre-approved annually by the Audit Committee. The policy also prohibits the engagement of the independent registered public accounting firm for non-audit related financial information systems design and implementation, for certain other services considered to have an impact on independence and for all services prohibited by the Sarbanes-Oxley Act of 2002. All services performed by D&T during fiscal 2004 and 2005 were pre-approved by the Audit Committee in accordance with its policy.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2005.

MYLAN LABORATORIES INC.

By	/s/ Robert J. Coury

Robert J. Coury
Vice Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of July 29, 2005.

Signature	Title

/s/ Robert J. Coury	Vice Chairman, Chief Executive Officer and Director
Robert J. Coury	(Principal Executive Officer)

/s/ Edward J. Borkowski	Chief Financial Officer
Edward J. Borkowski	(Principal Financial Officer)

/s/ Gary E. Sphar	V.P. – Corporate Controller
Gary E. Sphar	(Principal Accounting Officer)

/s/ Milan Puskar	Chairman and Director
Milan Puskar

/s/ Wendy Cameron	Director
Wendy Cameron

/s/ Laurence S. DeLynn	Director
Laurence S. DeLynn

/s/ Douglas J. Leech	Director
Douglas J. Leech

/s/ Joseph C. Maroon, M.D.	Director
Joseph C. Maroon, M.D.

/s/ Rod Piatt	Director
Rod Piatt

/s/ C.B. Todd	Director
C.B. Todd

/s/ R.L. Vanderveen, Ph.D., R.Ph.	Director
R.L. Vanderveen, Ph.D., R.Ph.

EXHIBIT INDEX

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.