Form 10-Q
period 2005-09-30
MYLAN LABORATORIES INC
filed 2005-11-04
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	October 31, 2005

$0.50 par value	215,310,557

MYLAN LABORATORIES INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended
September 30, 2005

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(unaudited; in thousands, except per share amounts)

	Three Months		Six Months
Period Ended September 30,	2005	2004	2005	2004
Net revenues	$297,994	$306,955	$621,372	$645,967
Cost of sales	154,763	151,702	310,307	310,961

Gross profit	143,231	155,253	311,065	335,006

Operating expenses:
Research & development	28,159	22,042	53,245	43,537
Selling, general & administrative	57,089	59,688	128,271	117,434
Litigation settlements, net	—	—	12,000	(25,985)

Total operating expenses	85,248	81,730	193,516	134,986

Earnings from operations	57,983	73,523	117,549	200,020

Interest expense	8,942	—	8,942	—
Other income, net	4,347	1,910	9,903	2,596

Earnings before income taxes	53,388	75,433	118,510	202,616
Provision for income taxes	17,618	26,779	39,825	71,929

Net earnings	$35,770	$48,654	$78,685	$130,687

Earnings per common share:
Basic	$0.16	$0.18	$0.32	$0.49

Diluted	$0.16	$0.18	$0.31	$0.48

Weighted average common shares:

Basic	225,042	268,945	247,244	268,749

Diluted	229,259	272,930	251,261	274,170

Cash dividend declared per common share	$0.06	$0.03	$0.12	$0.06

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	September 30,	March 31,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$182,091	$137,733
Marketable securities	449,422	670,348
Accounts receivable, net	239,049	297,334
Inventories	255,413	286,267
Deferred income tax benefit	127,926	119,327
Other current assets	12,763	17,443

Total current assets	1,266,664	1,528,452

Property, plant and equipment, net	371,072	336,719
Intangible assets, net	114,308	120,493
Goodwill	102,579	102,579
Other assets	59,440	47,430

Total assets	$1,914,063	$2,135,673

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Trade accounts payable	$75,451	$78,114
Income taxes payable	5,333	44,123
Current portion of long-term obligations & long-term debt	4,336	1,586
Cash dividends payable	12,905	8,078
Other current liabilities	171,231	113,606

Total current liabilities	269,256	245,507

Long-term debt	772,250	—
Other long-term obligations	19,700	19,325
Deferred income tax liability	22,196	24,905

Total liabilities	1,083,402	289,737

Shareholders’ equity
Common stock	152,937	152,217
Additional paid-in capital	372,047	354,172
Retained earnings	1,858,398	1,808,802
Accumulated other comprehensive earnings	3,373	870

	2,386,755	2,316,061

Less:
Treasury stock at cost	1,556,094	470,125

Total shareholders’ equity	830,661	1,845,936

Total liabilities and shareholders’ equity	$1,914,063	$2,135,673

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

Six Months Ended September 30,	2005	2004
Cash flows from operating activities:
Net earnings	$78,685	$130,687
Adjustments to reconcile net earnings to net cash
provided from operating activities:
Depreciation and amortization	23,928	22,049
Deferred income tax benefit	(12,657)	(5,351)
Net loss from equity method investees	948	2,334
Changes in estimated sales allowances	7,737	6,682
Restructuring provision	19,646	—
Other non-cash items	6,456	3,582
Loss (gain) from litigation, net	12,000	(25,985)
Receipts from litigation settlements	2,000	42,985
Changes in operating assets and liabilities:
Accounts receivable	61,383	(28,315)
Inventories	30,035	24,193
Trade accounts payable	(2,604)	2,136
Income taxes	(38,790)	(10,811)
Other operating assets and liabilities, net	6,311	(6,675)

Net cash provided from operating activities	195,078	157,511

Cash flows from investing activities:
Capital expenditures	(51,313)	(38,197)
Purchase of marketable securities	(440,844)	(485,781)
Proceeds from sale of marketable securities	665,458	399,275
Other items, net	(1,704)	1,653

Net cash provided by (used in) investing activities	171,597	(123,050)

Cash flows from financing activities:
Cash dividends paid	(24,262)	(16,112)
Payment of financing fees	(13,900)	—
Proceeds from long-term debt	775,000	—
Purchase of common stock	(1,081,011)	—
Proceeds from exercise of stock options	16,635	8,050
Increase in outstanding checks in excess of cash in disbursement accounts	5,221	—

Net cash used in financing activities	(322,317)	(8,062)

Net increase in cash and cash equivalents	44,358	26,399
Cash and cash equivalents — beginning of period	137,733	101,713

Cash and cash equivalents — end of period	$182,091	$128,112

Additional disclosures:
Cash paid for income taxes	$91,272	$88,326

Interest paid	$—	$—

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited; dollars in thousands, except Note 12 and per share amounts)
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
     The interim results of operations for the three and six months ended September 30, 2005, and the interim cash flows for the six months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
     During the first quarter of fiscal 2006, Mylan announced that it was closing Mylan Bertek Pharmaceuticals Inc. (“Mylan Bertek”), its branded subsidiary (see Note 4). Mylan had previously reported its financial results in two reportable segments, Generic and Brand. With the closure of Mylan Bertek, management now evaluates the business as one segment, pharmaceuticals, and has reported as such effective with the first quarter of fiscal 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, information for earlier periods has been restated and reported as one segment.
2. Revenue Recognition and Accounts Receivable
     Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three and six month periods ended September 30, 2005. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $344,920 and $349,355 as of September 30, 2005, and March 31, 2005. Other current liabilities include $63,944 and $51,772 at September 30, 2005, and March 31, 2005, for certain rebates and other adjustments that are payable to indirect customers.
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

4. Restructuring
     On June 14, 2005, the Company announced that it was closing its branded subsidiary, Mylan Bertek, and transferring the responsibility for marketing Mylan Bertek’s products to other Mylan subsidiaries. In conjunction with this restructuring, the Company incurred restructuring charges of $9,443, pre-tax, and $19,646, pre-tax, during the three and six months ended September 30, 2005. Of the $9,443 recorded in the second quarter, $758 is included in research and development expense, with the remainder in selling, general and administrative expense. For the six months ended September 30, 2005, $990 is included in research and development expense, with the remainder in selling, general and administrative expense. The major components of the restructuring charge and the remaining accrual balance at September 30, 2005, were as follows:

	Non-cash	Employee
	Asset	Termination &	Other
	Write-downs	Severance Costs	Exit Costs	Total
Initial charge — quarter ended June 30, 2005	$970	6,953	2,280	$10,203
Amounts utilized — quarter ended June 30, 2005	(970)	(4,248)	—	(5,218)

Accrued restructuring costs — June 30, 2005	$—	2,705	2,280	$4,985

Additional charge — quarter ended September 30, 2005	$667	7,754	1,022	$9,443
Amounts utilized — quarter ended September 30, 2005	(667)	(1,839)	(1,260)	(3,766)

Accrued restructuring costs — September 30, 2005	$—	8,620	2,042	$10,662

     Employee termination and severance costs are primarily related to involuntary terminations, most of which were with respect to the Mylan Bertek sales force, and represent cash termination payments to be paid to the affected employees as a direct result of the restructuring. Exit costs consist primarily of lease termination costs incurred as a result of the restructuring.
     As of September 30, 2005, the Company’s restructuring was substantially complete. The majority of the remaining accrued restructuring costs, most of which relate to employee termination and severance costs, are expected to be paid during the third quarter of fiscal 2006.

5. Balance Sheet Components
     Selected balance sheet components consist of the following:

	September 30,	March 31,
	2005	2005
Inventories:
Raw materials	$102,614	$119,654
Work in process	37,790	39,589
Finished goods	115,009	127,024

	$255,413	$286,267

Property, plant and equipment:
Land and improvements	$10,639	$9,704
Buildings and improvements	168,913	161,050
Machinery and equipment	275,247	269,208
Construction in progress	113,513	85,324

	568,312	525,286
Less — accumulated depreciation	197,240	188,567

	$371,072	$336,719

Other current liabilities:
Accrued rebates	$63,944	$51,772
Payroll and employee benefit plan accruals	34,510	21,251
Royalties and product license fees	8,955	11,446
Legal and professional	23,900	18,148
Other	39,922	10,989

	$171,231	$113,606

6. Earnings per Common Share
     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options and restricted stock on the weighted average number of common shares outstanding was 4,217,000 and 3,985,000 for the three months ended September 30, 2005 and 2004, and 4,017,000 and 5,421,000 for the six months ended September 30, 2005 and 2004.
     Options to purchase 5,402,000 and 6,857,000 shares of common stock were outstanding as of September 30, 2005 and 2004, but were not included in the computation of diluted earnings per share for the three months then ended because to do so would have been antidilutive.

7. Intangible Assets
     Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(years)	Cost	Amortization	Value
September 30, 2005

Amortized intangible assets:
Patents and technologies	19	$118,935	$51,666	$67,269
Product rights and licenses	12	112,633	73,758	38,875
Other	20	14,267	6,886	7,381

		$245,835	$132,310	113,525

Intangible assets no longer subject to amortization:
Trademarks				783

				$114,308

March 31, 2005

Amortized intangible assets:
Patents and technologies	19	$118,935	$48,478	$70,457
Product rights and licenses	12	111,433	69,923	41,510
Other	20	14,267	6,524	7,743

		$244,635	$124,925	119,710

Intangible assets no longer subject to amortization:
Trademarks				783

				$120,493

     Amortization expense for the six months ended September 30, 2005, and 2004, was $7,385 and $8,989 and is expected to be $14,851, $14,603, $14,151, $13,840 and $12,822 for fiscal years 2006 through 2010, respectively.
8. Long-Term Debt
     A summary of long-term debt is as follows:

	September 30, 2005	March 31, 2005
Senior Notes (A)	$500,000	$—
Senior Credit Facility (B)	275,000	—

	775,000	—
Less: current portion	2,750	—

Total long term debt	$772,250	$—

(A)	On July 21, 2005, the Company issued $500,000 in Senior Notes, which consist of $150,000 of Senior Notes due August 15, 2010, and bearing interest at 5 3/4 % per annum and $350,000 of Senior Notes due August 15, 2015 (collectively the “Notes”), and bearing interest at 6 3/8% per annum. Interest is payable semi-annually on February 15 and August 15, commencing February 15, 2006. The proceeds from the Notes were used to finance a portion of the “Dutch Auction” self-tender described in Note 10.

In connection with the Notes offering, the Company entered into a registration rights agreement, as described below.

Prior to maturity, the Company may, under certain circumstances, redeem the Notes in whole or in part at prices specified in the bond indenture governing the notes. Upon a change of control (as defined in the indenture governing the Notes) of the Company, each holder of the Notes may require the Company to purchase all or a portion of such holder’s Notes at 101% of the principal amount of such Notes, plus accrued and unpaid interest.

The Notes are senior unsecured obligations of the Company and rank junior to all of the Company’s secured obligations. The Notes are guaranteed jointly and severally on a full and unconditional senior unsecured basis by all of the Company’s wholly owned domestic subsidiaries except a captive insurance company, which is considered to be a minor subsidiary. Also, the assest and operations of Mylan Laboratories Inc. (“Mylan Labs”), the parent company, are not material, and as such condensed consolidating financial information for the parent and subsidiaries is not provided.

The Notes indenture contain covenants that, among other things, (a) limit the ability of the Company to incur additional secured indebtedness, (b) make investments or other restricted payments, (c) pay dividends on, redeem or repurchase the Company’s capital stock, (d) engage in sale-leaseback transactions and (e) consolidate, merge or transfer all or substantially all of its assets. Certain of the covenants contained in the indenture will no longer be applicable or will be less restrictive if the Company achieves investment grade ratings as outlined in the indenture.

In connection with the completion of the Notes offering, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated July 21, 2005. The Registration Rights Agreement requires the Company to use its reasonable best efforts (i) to file with the SEC a registration statement covering an offer to exchange the Notes for freely tradeable notes with substantially similar terms within 120 days of the issue date of the Notes (the “Closing Date”), (ii) to cause such registration statement to be declared effective by the SEC within 210 days of the Closing Date, (iii) to keep such registration statement effective until the exchange offer is consummated, (iv) to consummate the exchange offer within 240 days of the Closing Date and (v) if such registration statement is not declared effective, or if the exchange offer is not consummated, on the dates specified for such effectiveness or consummation, or if certain other events occur, to file a shelf registration statement for the resale of the Notes. If the Company fails to meet the requirements of the Registration Rights Agreement outlined above, during the periods specified, the Company will incur additional interest on the Notes until such registration defaults are cured in an amount equal to 0.25%, per annum of the principal amount of the Notes for each 90 day period of default up to a maximum increase of 1.0% over the original interest rates of the Notes.

(B)	On July 21, 2005, the Company entered into a $500,000 senior secured credit facility (the “Credit Facility”). The Credit Facility consists of a $225,000 five-year revolving credit facility (the “Revolving Credit Facility”), which the Company intends to use for working capital and general corporate purposes, and a $275,000 five-year term loan (the “Term Loan”), the proceeds of which were used to fund a portion of the “Dutch Auction” self-tender described in Note 10. Loans under the Revolving Credit Facility bear interest at a rate equal to either LIBOR plus 1.25% per annum or prime plus 0.25% per annum, at the Company’s option and the Term Loan bears interest at a rate equal to LIBOR plus 1.50% per annum or prime plus 0.50% per annum also at the Company’s option. The Term Loan interest rate in effect at September 30, 2005 was 5.40%. The Company is required to pay a fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. At September 30, 2005, no borrowings were outstanding under the Revolving Credit Facility.

The Term Loan will amortize at a rate of 1% per year for the first four years, with the balance paid in four equal quarterly installments thereafter. Subject to exceptions, the Credit Facility has mandatory prepayments with respect to certain proceeds of asset sales, debt issuances, equity issuances and with respect to the Company’s excess cash flows. Also, the Term Loan may be prepaid without penalty at any time in whole or in part at the Company’s option. Because the amount of mandatory prepayment varies from quarter to quarter and cannot be reasonably estimated, only the 1% per year amortization is included on the balance sheet as a current liability.

The Company’s obligations under the Credit Facility are guaranteed jointly and severally on a full and unconditional senior secured basis by all of the Company’s wholly owned domestic subsidiaries except a captive insurance company, which is considered to be a minor subsidiary. The obligations under the Credit Facility are also collateralized by a first priority lien on, and pledge of, 100% of the equity interests of certain of the Company’s wholly owned domestic subsidiaries and 65% of the equity interests of each of the Company’s foreign subsidiaries.

The Credit Facility includes covenants that (a) require the Company to maintain a minimum interest coverage ratio and a maximum total leverage ratio, (b) place limitations on the Company’s ability to incur debt, grant liens, carry out mergers, acquisitions and asset sales and make investments and (c) place limitations on the Company’s ability to pay dividends or make other restricted payments.
     All debt issuance costs associated with the Notes and the Credit Facility are being amortized over the life of the related debt. The total unamortized amounts of $13,994 are included in other assets in the consolidated balance sheets.
     At September 30, 2005, the carrying value of the Company’s long-term debt approximated fair value.
     Principal maturities of the Notes and Credit Facility for the next five years and thereafter, as of September 30, 2005, are as follows:

Year 1	$2,750
Year 2	2,750
Year 3	2,750
Year 4	2,750
Year 5	198,000
Thereafter	566,000

$775,000

9. Comprehensive Earnings
     Comprehensive earnings consist of the following:

	Three Months		Six Months
Period Ended September 30,	2005	2004	2005	2004
Net earnings	$35,770	$48,654	$78,685	$130,687
Other comprehensive earnings net of tax:
Net unrealized gain (loss) on marketable securities	900	190	2,395	(403)
Reclassification for (gains) losses included in net earnings	123	(22)	108	114

	1,023	168	2,503	(289)

Comprehensive earnings	$36,793	$48,822	$81,188	$130,398

     Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.
10. Common Stock
     As of September 30, 2005, and March 31, 2005, there were 600,000,000 shares of common stock authorized with 305,873,958 and 304,434,724 shares issued. Treasury shares held as of September 30, 2005 were 90,744,394, and 35,129,643 at March 31, 2005.

     On June 14, 2005, the Company announced a $1,250,000 share buyback, comprised of a modified “Dutch Auction” self-tender for up to $1,000,000 (which commenced on June 16, 2005) and a $250,000 follow-on share repurchase program in the open market or otherwise. In the tender offer, shareholders were given the opportunity to tender some or all of their shares at a price not less than $18.00 per share or more than $20.50 per share. Based on the number of shares tendered and the prices specified by the tendering shareholders, the Company determined the lowest per share price within the range that would enable it to buy up to 48,780,487 shares, or such lesser number of shares as were properly tendered. Additionally, in the event the final purchase price was less than the maximum price of $20.50 per share and more than 48,780,487 shares were tendered, the Company generally would have the right to purchase up to an additional 2% of its outstanding common stock without extending the tender offer, so that the Company could repurchase up to $1,000,000 of its common stock.
     The tender offer expired on July 15, 2005, and closed on July 21, 2005, at which time the Company announced that it accepted for payment an aggregate of 51,282,051 shares of its common stock at a purchase price of $19.50 per share. The 51,282,051 shares are comprised of the 48,780,487 shares the Company offered to purchase and 2,501,564 shares purchased pursuant to the Company’s right to purchase up to an additional 2%.
     Additionally, during the three months ended September 30, 2005, the Company purchased 4,332,700 shares for approximately $78,378, on the open market under the follow-on repurchase program.
11. Stock Option Plans
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

		Three Months		Six Months
Period ended September 30,		2005	2004	2005	2004
Net income, as reported		$35,770	$48,654	$78,685	$130,687
Add:	Stock-based compensation expense included in reported net income, net of related tax effects	981	972	1,960	1,951
Deduct:	Total compensation expense determined under the fair value based method for all stock awards, net of related tax effects	(2,213)	(4,041)	(3,146)	(8,693)

Pro forma net income		$34,538	$45,585	$77,499	$123,945

Earnings per share:
Basic — as reported		$0.16	$0.18	$0.32	$0.49

Basic — pro forma		$0.15	$0.17	$0.31	$0.46

Diluted — as reported		$0.16	$0.18	$0.31	$0.48

Diluted — pro forma		$0.15	$0.17	$0.31	$0.45

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
Omeprazole
     In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of Mylan Labs, filed an ANDA seeking approval from the Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules, and made “Paragraph IV” certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book”. On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. MPI filed multiple motions for summary judgment as to all claims of infringement, and the summary judgment motions remain pending. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI, and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A., for unspecified money damages and a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case have filed motions for summary judgment of non-infringement and patent invalidity. Those motions remain pending before the court.
Lorazepam and Clorazepate
     On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12.0 million, which has been accrued for on the Company’s balance sheet. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws, meaning the amount of the verdict could be trebled, and an award of attorneys’ fees and litigation costs could be made to the plaintiffs. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001, and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. The Company has filed a motion for judgment as a matter of law, which remains pending before the court. If the Company’s post-verdict motion is denied, the Company intends to appeal to the U.S. Court of Appeals for the D.C. circuit.
Pricing and Medicaid Litigation
     On June 26, 2003, MPI and UDL Laboratories Inc., a subsidiary of Mylan Labs (“UDL”), received requests from the U.S. House of Representatives Energy and Commerce Committee seeking information about certain products sold by UDL and MPI, in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. UDL and MPI are cooperating with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ Attorneys General (“AGs”) have also sent letters to MPI, UDL and Mylan Bertek, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.

     Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other U.S. pharmaceutical companies, have been named in a series of civil lawsuits filed by State AGs and municipal bodies within the State of New York alleging generally that the defendants defrauded the State Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi and Wisconsin, and also by the City of New York and approximately 30 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs and injunctive relief. In each of these matters, Mylan Labs and its subsidiaries either have not yet been required to respond to the complaints or have motions to dismiss pending. The Company previously reported that the U.S. District Court for the District of Massachusetts had dismissed the complaint filed by the Massachusetts AG without prejudice and with leave to amend. The Massachusetts AG has since filed an amended complaint which has survived motions to dismiss, and Mylan Labs intends to answer, denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.
     In addition by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. To the best of MPI’s information, the investigation is in its early stages. MPI is collecting information requested by the government and is cooperating fully with the government’s investigation.
Shareholder Litigation
     On November 22, 2004, an individual purporting to be a Mylan Labs shareholder filed a civil action in the Court of Common Pleas of Allegheny County, Pennsylvania, against Mylan Labs and all members of its Board of Directors alleging that the Board members had breached their fiduciary duties by approving the planned acquisition of King Pharmaceuticals, Inc. (“King”) and by declining to dismantle the Company’s anti-takeover defenses to permit an auction of the Company to Carl Icahn or other potential buyers of the Company, and also alleging that certain transactions between the Company and its directors (or their relatives or companies with which they were formerly affiliated) may have been wasteful. On November 23, 2004, a substantially identical complaint was filed in the same court by another purported Mylan Labs shareholder. The actions were styled as shareholder derivative suits on behalf of Mylan Labs and class actions on behalf of all Mylan Labs’ shareholders, and were consolidated by the court under the caption “In re Mylan Laboratories Inc. Shareholder Litigation.” Mylan Labs and its directors filed preliminary objections seeking dismissal of the complaints. On January 19, 2005, the plaintiffs amended their complaints to add Bear Stearns & Co., Inc., Goldman Sachs & Co., Richard C. Perry, Perry Corp., American Stock Transfer & Trust Company, and “John Does 1-100” as additional defendants, and to add claims regarding trading activity by the additional defendants and the implications on Mylan Labs’ shareholder rights agreement. On October 26, 2005, the court approved the voluntary dismissal of these cases by the plaintiffs, with prejudice.
Other Litigation
     The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.
13. Subsequent Event
     On November 4, 2005, the Company announced that it has signed an agreement with Vernalis plc for the sale of the U.S. and Canadian rights for Apokyn®, Mylan’s product for the acute, intermittent treatment of hypomobility, “off” episodes associated with advanced Parkinson’s disease. Under the terms of the agreement, the Company will receive a cash payment of $23,000 and Vernalis will assume obligations, including completion of certain phase IV studies. In addition, Mylan has agreed to provide certain transitional services, including supply chain management and customer service assistance.

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
     This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in this Item 2. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.
Overview
     Mylan’s financial results for the three months ended September 30, 2005, included net revenues of $298.0 million, net earnings of $35.8 million and earnings per diluted share of $0.16. Comparatively, the three months ended September 30, 2004, included net revenues of $307.0 million, net earnings of $48.7 million and earnings per diluted share of $0.18. This represents a decrease of 3% in revenues, 26% in net earnings and 12% in earnings per diluted share when compared to the same prior year period. The current quarter results include approximately $0.03 per share, net of tax, of restructuring costs related to the closure of Mylan Bertek Pharmaceuticals Inc. (“Mylan Bertek”).
     For the six months ended September 30, 2005, Mylan reported net revenues of $621.4 million, net earnings of $78.7 million and earnings per diluted share of $0.31. For the first six months of fiscal 2005, net revenues were $646.0 million, net earnings were $130.7 million and earnings per diluted share were $0.48. This represents a decrease of 4% in revenues, 40% in net earnings and 34% in earnings per diluted share when compared to the prior fiscal year. Included in the current year results are $0.03 per diluted share, net of tax, with respect to a contingent legal liability related to previously-disclosed litigation in connection with the Company’s lorazepam and clorazepate products, and $0.05 per diluted share, net of tax, of restructuring costs. Included in the financial results for the first six months of fiscal 2005 was $0.06 per diluted share, net of tax, of income from the favorable settlement of other litigation. A more detailed discussion of the Company’s financial results of the three and six month periods ended September 30, 2005, can be found under the section titled “Results of Operations”.
     Significant developments which have occurred during the second quarter include:
•	Share Buyback — On July 21, 2005, Mylan closed on its modified “Dutch Auction” self- tender and accepted for payment, for an aggregate purchase price of approximately $1.0 billion, 51,282,051 shares of its common stock at a price of $19.50 per share.
Subsequent to the completion of the Dutch Auction self-tender, Mylan repurchased 4,332,700 shares of its common stock on the open market for an aggregate purchase price of $78.4 million under a previously announced open market follow-on repurchase. In total, the Company plans to buy back up to $250.0 million of its common stock (inclusive of the $78.4 million) from time to time on the open market or otherwise.

•	Financing — The share buyback described above was financed through Mylan’s existing cash reserves as well as $500.0 million in Senior Notes and a $275.0 million borrowing under a $500.0 million senior credit facility. The Senior Notes, which were issued on July 21, 2005, consist of $150.0 million of Senior Notes due 2010, and bearing interest at 5 3/4% per annum, and $350.0 million of Senior Notes due 2015, and bearing interest at 6 3/8% per annum. The senior credit facility, which was also entered into on July 21, 2005, consists of a $225.0 million five-year revolving credit facility, which the Company expects to use for working capital and general corporate purposes, and a $275.0 million five-year term loan. The term loan bears interest at LIBOR plus 150 basis points or prime plus 50 basis points at the Company’s option. The interest rate in effect on the term loan at September 30, 2005, was 5.40%. No borrowings were outstanding under the revolving credit facility at September 30, 2005.

•	Recent FDA Approvals — Mylan received final approval from the U.S. Food and Drug Administration (“FDA”) for its Abbreviated New Drug Application (“ANDA”) for amlodipine besylate tablets in the 2.5 mg, 5 mg and 10 mg dosage strengths. Amlodipine besylate tablets are the generic equivalent of Pfizer’s Norvasc® Tablets, which had U.S. sales of approximately 2.6 billion for the 12-month period ended September 30, 2005. The FDA has confirmed that Mylan was the first generic company to file an ANDA on all strengths of Norvasc and is therefore eligible for 180 days of market exclusivity, which will begin to run from the earlier of the commercial launch of the Mylan product or a final court decision concerning the pending litigation between Pfizer and Mylan.
Also, during the second quarter, Mylan received tentative FDA approval for its ANDA for ondansetron hydrochloride tablets, 4 mg, 8 mg, 16 mg, and 24 mg strengths. Ondansetron HCl tablets are the generic version of GlaxoSmithKline’s Zofran® Tablets, which had sales of approximately $600 million for the 12-month period ended September 30, 2005.
•	Oxybutynin Litigation — On September 28, 2005, Mylan announced that the federal district court in the Northern District of West Virginia ruled in favor of Mylan in its oxybutynin patent litigation with Alza Corporation, a subsidiary of Johnson & Johnson. Mylan is the first generic company to file ANDAs with the FDA for 5 mg and 10 mg Ditropan XL®. The Company will be eligible for 180 days of market exclusivity upon final FDA approval, which has been requested. Ditropan XL® had U.S. sales of approximately $350 million in the 5 mg and 10 mg strengths during the 12-month period ended September 30, 2005.

•	Closure of Mylan Bertek — During the first quarter of fiscal 2006, Mylan announced that it was closing Mylan Bertek, its branded subsidiary and transferring responsibility for selling Mylan Bertek’s products to its other subsidiaries, Mylan Pharmaceuticals, Inc. (“MPI”) and UDL Laboratories, Inc. (“UDL”). In connection with this restructuring, the Company incurred restructuring charges of $9.4 million and $19.6 million in the second quarter and six-month period, of which $8.6 million and $18.6 million, respectively, was included in selling, general and administrative (“SG&A”) expense. These costs primarily relate to employee termination and severance costs associated with the Mylan Bertek sales force, along with lease termination costs and asset write-downs. As of September 30, 2005, the restructuring was substantially completed.
Results of Operations
Quarter Ended September 30, 2005, Compared to Quarter Ended September 30, 2004
Total Revenues and Gross Profit
     Net revenues for the current quarter decreased by 3% or $9.0 million to $298.0 million from $307.0 million in the same prior year period. This decrease was the result of overall unfavorable pricing partially offset by revenue from new products. The pricing pressure on the Company’s product portfolio, most notably on omeprazole and carbidopa/levodopa, was the result of increased competition, and was the primary factor for the decrease in net revenues. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. In the near term, it is likely that unfavorable pricing will continue to impact certain products in the Company’s portfolio.

     Products launched subsequent to October 1, 2004, helped to offset some of the impact from the unfavorable pricing discussed above. New products contributed net revenues of $34.0 million during the second quarter, substantially all of which was due to the Company’s launch of its fentanyl transdermal system in January 2005.
     Doses shipped for the second quarter increased by approximately 4% to 3.3 billion.
     Consolidated gross profit decreased 8% or $12.0 million to $143.2 million and gross margins decreased to 48.1% from 50.6%. The decrease in gross margins was primarily the result of the pricing pressure discussed above.
Operating Expenses
     Research and development (“R&D”) expenses for the current quarter increased 28% or $6.1 million to $28.2 million from $22.1 million in the same prior year period. This increase was due primarily to an increase in the number of ongoing R&D studies, including those with respect to nebivolol, the Company’s next-generation beta blocker.
     SG&A expenses decreased by 4% or $2.6 million to $57.1 million from $59.7 million. This decrease is primarily the result of savings, mostly payroll and payroll related, as a result of the closure of Mylan Bertek. Partially offsetting these costs savings is $8.6 million in restructuring charges recorded in the current quarter. The restructuring charge consists primarily of employee termination and severance costs, mostly associated with the Mylan Bertek sales force.
Interest Expense
     During the second quarter of fiscal 2006, Mylan completed the financing of $500.0 million in Senior Notes and a $500.0 million senior credit facility. Interest expense related to this financing was $8.9 million in the second quarter. Included in interest expense is a commitment fee on the unused portion of the revolving credit facility and the amortization of debt issuance costs.
Other Income, net
     Other income, net of non-operating expenses, was $4.3 million in the second quarter of fiscal 2006 compared to $1.9 million in the same prior year period. The increase is primarily the result of higher interest and dividend income on our investments in marketable securities, as well as less of a loss recorded on our investment in Somerset Pharmaceuticals, Inc. (“Somerset”).
     We own a 50% equity interest in Somerset and account for this investment using the equity method of accounting. The recorded loss in Somerset in the second quarter of fiscal 2006 was $0.7 million compared to $1.4 million in the same prior year period.
Six Months Ended September 30, 2005, Compared to Six Months Ended September 30, 2004
Total Revenues and Gross Profit
     Net revenues for the six months ended September 30, 2005 decreased by 4% or $24.6 million to $621.4 million from $646.0 million in the same prior year period. This decrease was the result of overall unfavorable pricing partially offset by increased volume and revenue from new products. As a result of continued competition, omeprazole, carbidopa/levodopa and Amnesteem™ were principally responsible for the price erosion in the Company’s product portfolio. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. In the near term, it is likely that unfavorable pricing will continue to impact certain products in the Company’s portfolio.
     In total for the six months ended September 30, 2005, doses shipped decreased by approximately 3% to 6.2 billion. Despite the decrease in doses, the impact of volume on revenue was favorable as a result of a more favorable product mix.

     Also helping to partially offset the unfavorable pricing is revenue from new products. New products contributed net revenues of $88.1 million in the current fiscal year, substantially all of which is due to fentanyl.
     Consolidated gross profit decreased 7% or $23.9 million to $311.1 million and gross margins decreased to 50.1% from 51.9%. The decrease in gross margins is primarily the result of the pricing pressure discussed above, partially offset by the favorable contribution from new products.
Operating Expenses
     R&D expenses for the six months ended September 30, 2005 increased 22% or $9.7 million to $53.2 million from $43.5 million in the same prior year period. This increase was due primarily to an increase in the number of ongoing R&D studies, including those with respect to nebivolol. Also included in R&D in the current year was $1.0 million of restructuring costs.
     SG&A expenses increased by 9% or $10.8 million to $128.3 million from $117.4 million. This increase was primarily the result of the restructuring charge of $18.6 million recorded in the current period. The restructuring charge consists primarily of employee termination and severance costs, mostly associated with the Mylan Bertek sales force, as well as asset write-downs and lease termination costs. Savings, primarily payroll and payroll related, realized as a result of the restructuring partially offset the increase in SG&A in the current year.
Litigation, net
     The six months ended September 30, 2005, included a charge of $12.0 million for a contingent liability with respect to the Company’s previously disclosed lorazepam and clorazepate product litigation. In the same prior year period, net gains of $26.0 million were recorded with respect to settlement of other litigation.
Interest Expense
     During the second quarter of fiscal 2006, Mylan completed the financing of $500.0 million in Senior Notes and a $500.0 million senior credit facility. Interest expense related to this financing was $8.9 million for the six months ended September 30, 2005. Included in interest expense is a commitment fee on the unused portion of the revolving credit facility and the amortization of debt issuance costs.
Other Income, net
     Other income, net of non-operating expenses, was $9.9 million in the first half of fiscal 2006 compared to $2.6 million in the same prior year period. The increase is primarily the result of higher interest and dividend income on our investments in marketable securities, as well as less of a loss recorded on our investment in Somerset.
     We own a 50% equity interest in Somerset and account for this investment using the equity method of accounting. The recorded loss in Somerset for the first six months of fiscal 2006 was $0.9 million compared to $2.8 million in the same prior year period.
Liquidity and Capital Resources
     The Company’s primary source of liquidity continues to be cash flows from operating activities, which were $195.1 million for the six months ended September 30, 2005. Changes in operating assets and liabilities yielded $56.3 million in operating cash, primarily due to a decrease in accounts receivable, net, and lower inventories, partially offset by a decrease in accrued income taxes payable.
     The decrease in accounts receivable is primarily due to the timing of cash collections since the end of fiscal 2005, primarily with respect to the fourth quarter sales of fentanyl. Inventory decreased as the result of normal consumption and lower overall inventory levels. The decrease in accrued income taxes payable was the result of the timing of tax payments.

     Cash provided by investing activities for the six months ended September 30, 2005, was $171.6 million. Of the Company’s $1.9 billion of total assets at September 30, 2005, $631.5 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist of a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations. These investments are highly liquid and available for working capital needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics. During the second quarter, the Company utilized a portion of its existing cash, along with the proceeds from the issuance of debt, to finance certain transactions described below.
     Capital expenditures during the six months ended September 30, 2005, were $51.3 million. These expenditures were incurred primarily with respect to the Company’s previously announced planned expansions. The Company expects capital expenditures for fiscal 2006 to approximate $120.0 million.
     Cash used in financing activities was $322.3 million for the six months ended September 30, 2005. A total of $1.08 billion was used during the period to repurchase Mylan common stock. Of this, $1.0 billion was used to repurchase shares as part of the Company’s modified “Dutch Auction” self- tender, with the remainder used to pay for expenses related to the self-tender and to repurchase shares under a previously announced open market follow-on repurchase program. During the second quarter, approximately 4.3 million shares were repurchased under the repurchase program for approximately $78.4 million. The Company anticipates that it will repurchase the remaining amount of shares allowable under the follow-on repurchase program, throughout the remainder of fiscal 2006.
     Cash proceeds of $775.0 million from the issuance of debt were received in the current year, and used to partially finance the stock buybacks described above. Financing fees of $13.9 million were paid during the six months ended September 30, 2005, in order to obtain this financing.
     Also included in cash flows from financing activities are proceeds of $16.6 million from the exercise of stock options and cash dividends paid of $24.3 million. In the first quarter of fiscal 2006, the Board voted to double the amount of the quarterly dividend to 6.0 cents per share from 3.0 cents per share, effective with the dividend paid for the first quarter of fiscal 2006.
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

Contractual Obligations
     The following table summarizes our contractual obligations at September 30, 2005 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than	One - Three	Three - Five
As of September 30, 2005	Total	One Year	Years	Years	Thereafter
(in thousands)
Operating leases	$11,085	$3,629	$6,636	$604	$216
Long-term debt	775,000	2,750	8,250	264,000	500,000
Other long-term obligations	19,325	1,821	5,463	3,642	8,399
Revolving credit facility	—	—	—	—	—
Letters of credit	775	775	—	—	—

	$806,185	$8,975	$20,349	$268,246	$508,615

     We lease certain real property under various operating lease arrangements that expire generally over the next four years. These leases generally provide us with the option to renew the lease at the end of the lease term. We have also entered into agreements to lease vehicles which are typically 24 to 36 months in length.
     Long-term debt consists of $500.0 million in Senior Notes and a $275.0 million borrowing under a $500.0 million senior credit facility. The Senior Notes, which were issued on July 21, 2005, consist of $150.0 million of Senior Notes due 2010, and bearing interest at 5 3/4% per annum, and $350.0 million of Senior Notes due 2015, and bearing interest at 6 3/8% per annum. The senior credit facility, which was also entered into on July 21, 2005, consists of a $225.0 million five-year revolving credit facility, which the Company expects to use for working capital and general corporate purposes, and a $275.0 million five-year term loan. The term loan bears interest at LIBOR plus 150 basis points or prime plus 50 basis points at the Company’s option. The interest rate in effect on the term loan at September 30, 2005 was 5.40%. No borrowings were outstanding under the revolving credit facility at September 30, 2005.
     Other long-term obligations, primarily deferred compensation, consist of the discounted future payments under individually negotiated agreements with certain key employees and directors.
     In addition to the above, the Company has entered into various product licensing and development agreements. In some of these arrangements, we provide funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Because milestones represent the completion of specific contractual events and it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded on the Company’s consolidated balance sheet. In the event that all projects are successful, milestone and development payments of approximately $9.5 million would be paid.
     The Company periodically enters into licensing agreements with other pharmaceutical companies for the manufacture, marketing and/or sale of pharmaceutical products. These agreements generally call for the Company to pay a percentage of amounts earned from the sale of the product as a royalty.
     Other than discussed above the Company does not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect liquidity. The Company does not have any special purpose entities or off-balance sheet financing arrangements.
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
OUR REPORTING AND PAYMENT OBLIGATIONS UNDER THE MEDICAID REBATE PROGRAM AND OTHER GOVERNMENTAL PURCHASING AND REBATE PROGRAMS ARE COMPLEX AND MAY INVOLVE SUBJECTIVE DECISIONS. ANY DETERMINATION OF FAILURE TO COMPLY WITH THOSE OBLIGATIONS COULD SUBJECT US TO PENALTIES AND SANCTIONS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.
     The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex, and as discussed elsewhere in this Form 10-Q, we and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the U.S. Department of Justice with respect to Medicaid reimbursement and rebates. Our calculations and methodologies are currently being reviewed internally and likewise are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors.
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
     Any governmental agencies that have commenced, or may commence, an investigation of the Company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments-and even in the absence of any such ambiguity-a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
OUR COMPETITORS INCLUDING BRAND COMPANIES OR OTHER THIRD PARTIES MAY ALLEGE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, FORCING US TO EXPEND SUBSTANTIAL RESOURCES IN RESULTING LITIGATION, THE OUTCOME OF WHICH IS UNCERTAIN. ANY UNFAVORABLE OUTCOME OF SUCH LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
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
     There may also be situations where the Company uses its business judgment and decides to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement include, among other things, damages measured by the profits lost by the patent owner and not by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented brand products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
     We believe that certain recent FDA rulings are contrary to multiple sections of the Federal Food, Drug, and Cosmetic Act and the Administrative Procedures Act, the FDA’s published regulations and the legal precedent on point. These decisions call into question the rules of engagement in our industry and have added a level of unpredictability that may materially adversely affect our business and the generic industry as a whole. While we continue to challenge these recent decisions as well as current brand tactics that undermine congressional intent, we cannot guarantee that we will prevail or predict when or if these matters will be rectified. If they are not, our business, financial position and results of operations could suffer and the market value of our common stock could decline.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is subject to market risk from changes in the market values of investments in its marketable debt securities and interest rate risk from changes in interest rates associated with its long term debt.
     In addition to marketable debt and equity securities, investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.

     The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at September 30, 2005 and March 31, 2005:

	September 30,	March 31,
(in thousands)	2005	2005
Debt securities	$442,761	$667,170
Equity securities	6,661	3,178

	$449,422	$670,348

     The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At September 30, 2005, the Company had invested $442.8 million in marketable debt securities, of which $116.4 million will mature within one year and $326.4 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $326.4 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $16.3 million change in marketable debt securities.
     On July 21, 2005, the Company issued $500.0 million in Senior Notes with fixed interest rates and borrowed $275.0 million under a term loan as part of a senior credit facility with a variable interest rate based on the prime rate or LIBOR. Also on July 21, 2005, the Company entered into a $225.0 million revolving credit facility, any borrowings under which will bear interest at a variable rate based on the prime rate or LIBOR. At this time no amounts have been drawn under the revolving credit facility.
     Generally, the fair market value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of September 30, 2005, the carrying value of our long term debt approximated fair value. A 10% change in interest rates on the term loan would result in a change in interest expense of approximately $1.5 million per year.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, during the period covered by this report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls. No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For a description of the material pending legal proceedings to which the Company is a party, please see our Annual Report on Form 10-K for the year ended March 31, 2005. During the quarter ended September 30, 2005, there were no new material legal proceedings or material developments with respect to pending proceedings other than as described below. While it is not possible to determine with any degree of certainty the ultimate outcome of the following matters, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. An adverse outcome in any of these proceedings could have a material adverse effect on the Company’s financial position and results of operations.

Lorazepam and Clorazepate
     On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for on the Company’s balance sheet. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws, meaning the amount of the verdict could be trebled, and an award of attorneys’ fees and litigation costs could be made to the plaintiffs. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001, and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. The Company has filed a motion for judgment as a matter of law, which remains pending before the court. If the Company’s post-verdict motion is denied, the Company intends to appeal to the U.S. Court of Appeals for the D.C. circuit.
Pricing and Medicaid Litigation
     On June 26, 2003, UDL and MPI received requests from the U.S. House of Representatives Energy and Commerce Committee requesting information about certain drug products sold by UDL and MPI, in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. UDL and MPI are cooperating with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ AGs have also sent letters to MPI, UDL and Mylan Bertek Pharmaceuticals Inc., a wholly-owned subsidiary of Mylan Labs, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.
     Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other U.S. pharmaceutical companies, have been named in a series of civil lawsuits filed by State Attorneys General and municipal bodies within the State of New York alleging generally that the defendants defrauded the State Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi and Wisconsin, and also by the City of New York and approximately 30 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs and injunctive relief. In each of these matters, Mylan Labs and its subsidiaries either have not yet been required to respond to the complaints or have motions to dismiss pending. The Company previously reported that the U.S. District Court for the District of Massachusetts had dismissed the complaint filed by the Massachusetts AG without prejudice and with leave to amend. The Massachusetts AG has since filed an Amended Complaint which has survived motions to dismiss, and Mylan Labs intends to answer, denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.
     In addition by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. To the best of MPI’s information, the investigation is in its early stages. MPI is collecting information requested by the government and is cooperating fully with the government’s investigation.
Shareholder Litigation
     On November 22, 2004, an individual purporting to be a Mylan Labs shareholder, filed a civil action in the Court of Common Pleas of Allegheny County, Pennsylvania, against Mylan Labs and all members of its Board of Directors alleging that the Board members had breached their fiduciary duties by approving the planned acquisition of King Pharmaceuticals, Inc. (“King”) and by declining to dismantle the Company’s anti-takeover defenses to permit an auction of the Company to Carl Icahn or other potential buyers of the Company, and also alleging that certain transactions between the Company and its directors (or their relatives or companies with which they were formerly affiliated) may have been wasteful. On November 23, 2004, a substantially identical complaint was filed in the same court by another purported Mylan Labs shareholder. The actions were styled as shareholder derivative suits on behalf of Mylan Labs and class actions on behalf of all Mylan Labs’ shareholders, and were consolidated by the court under the caption “In re Mylan Laboratories Inc. Shareholder Litigation.” Mylan Labs and its directors filed preliminary objections seeking dismissal of the complaints. On January 19, 2005, the plaintiffs amended their complaints to add Bear Stearns & Co., Inc., Goldman Sachs & Co., Richard C. Perry, Perry Corp., American Stock Transfer & Trust Company, and “John Does 1-100” as additional defendants, and to add claims regarding trading activity by the additional defendants and the implications on Mylan Labs’ shareholder rights agreement. On October 26, 2005, the court approved the voluntary dismissal of these cases by the plaintiffs, with prejudice.
Other Litigation
     The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings at this time, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) Not applicable.
     (b) Not applicable.
     (c) Issuer Purchases of Equity Securities:
     During the quarter ending September 30, 2005, the Company repurchased 55,614,751 shares of common stock as follows:

			Total number of		Approximate dollar
			Shares purchased as		value of shares
			part of publicly		that may be
	Total number of	Average price paid	announced plans or		purchased under the
Period	shares purchased	per share	programs		program
July 1, 2005 - July 31, 2005	51,282,051	$19.50	51,282,051	(1)	—
August 1, 2005 - August 31, 2005	4,182,700	$18.05	4,182,700	(2)	$174,488,534
September 1, 2005 - September 30, 2005	150,000	$18.53	150,000	(2)	$171,708,914

(1)	On June 14, 2005, Mylan announced a modified “Dutch Auction” self-tender for up to $1.0 billion, which commenced on June 16, 2005. The tender offer expired on July 15, 2005, and closed on July 21, 2005, at which time the Company announced that it accepted for payment an aggregate of 51,282,051 shares of its common stock at a purchase price of $19.50 per share.

(2)	On June 14, 2005, in connection with the announcement of the modified “Dutch Auction” (see (1) above), Mylan announced a $250 million follow-on share repurchase program in the open market or otherwise.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

3.2	Bylaws of the registrant, as amended to date, filed as Exhibit 3.1 to the Report of Form 8-K filed on February 22, 2005, and incorporated herein by reference.

4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.

4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.

4.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.

4.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.

4.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.

4.2	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, as filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., as filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

10.1	Credit Agreement, dated as of July 21, 2005, among the registrant and a syndicate of bank lenders, including Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sole lead arranger, sole bookrunner and syndication agent, Keybank National Association, PNC Bank, National Association, Suntrust Bank and The Bank of New York, as co-documentation agents, and Merrill Lynch Capital Corporation, as administrative agent, as filed as Exhibit 99.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended September 30, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc. (Registrant)
November 4, 2005	By:	/s/ Robert J. Coury
Robert J. Coury
Vice Chairman and Chief Executive Officer

November 4, 2005		/s/ Edward J. Borkowski
Edward J. Borkowski
Chief Financial Officer (Principal financial officer)

November 4, 2005		/s/ Gary E. Sphar
Gary E. Sphar
Vice President, Corporate Controller (Principal accounting officer)

EXHIBIT INDEX

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-OxleyAct of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.