Form 10-Q
period 2005-12-31
MYLAN LABORATORIES INC
filed 2006-02-09
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
LARGE ACCELERATED FILER ☑      ACCELERATED FILER ☐      NON-ACCELERATED FILER ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	February 3, 2006
$0.50 par value	210,489,458

MYLAN LABORATORIES INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended
December 31, 2005

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(unaudited; in thousands, except per share amounts)

	Three Months		Nine Months
Period Ended December 31,	2005	2004	2005	2004
Revenues:
Net revenues	$306,605	$289,406	$925,005	$932,835
Other revenues	4,641	1,566	7,613	4,104

Total revenues	311,246	290,972	932,618	936,939

Cost of sales	155,449	155,625	465,757	466,586

Gross profit	155,797	135,347	466,861	470,353

Operating expenses:
Research & development	29,282	23,167	82,527	66,704
Selling, general & administrative	48,132	63,198	176,340	180,632
Litigation settlements, net	345	—	12,407	(25,985)

Total operating expenses	77,759	86,365	271,274	221,351

Earnings from operations	78,038	48,982	195,587	249,002

Interest expense	10,621	—	19,563	—
Other income, net	4,517	3,699	14,420	6,295

Earnings before income taxes	71,934	52,681	190,444	255,297
Provision for income taxes	23,727	17,911	63,552	89,840

Net earnings	$48,207	$34,770	$126,892	$165,457

Earnings per common share:
Basic	$0.23	$0.13	$0.54	$0.62

Diluted	$0.22	$0.13	$0.53	$0.60

Weighted average common shares:
Basic	213,351	269,165	235,946	268,888

Diluted	218,705	273,139	240,409	273,826

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	December 31,	March 31,
	2005	2005
Assets
Current assets:
Cash and cash equivalents	$170,331	$137,733
Marketable securities	386,807	670,348
Accounts receivable, net	212,240	297,334
Inventories	253,724	286,267
Deferred income tax benefit	129,861	119,327
Other current assets	16,437	17,443

Total current assets	1,169,400	1,528,452

Property, plant and equipment, net	390,969	336,719
Intangible assets, net	109,248	120,493
Goodwill	102,579	102,579
Other assets	62,912	47,430

Total assets	$1,835,108	$2,135,673

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Trade accounts payable	$55,745	$78,114
Income taxes payable	10,252	44,123
Current portion of long-term obligations & long-term debt	4,336	1,586
Cash dividends payable	12,605	8,078
Other current liabilities	179,665	113,606

Total current liabilities	262,603	245,507

Long-term debt	770,875	—
Other long-term obligations	20,645	19,325
Deferred income tax liability	21,507	24,905

Total liabilities	1,075,630	289,737

Shareholders’ equity
Common stock	153,678	152,217
Additional paid-in capital	397,702	354,172
Retained earnings	1,894,000	1,808,802
Accumulated other comprehensive earnings	2,606	870

	2,447,986	2,316,061

Less:
Treasury stock at cost	1,688,508	470,125

Total shareholders’ equity	759,478	1,845,936

Total liabilities and shareholders’ equity	$1,835,108	$2,135,673

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

Nine Months Ended December 31,	2005	2004
Cash flows from operating activities:
Net earnings	$126,892	$165,457
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	35,134	33,426
Deferred income tax benefit	(14,871)	(1,883)
Net loss from equity method investees	1,496	2,146
Changes in estimated sales allowances	15,727	2,934
Restructuring provision	19,727	—
Other non-cash items	3,529	6,558
Loss (gain) from litigation, net	12,407	(25,985)
Receipts from litigation settlements, net	1,691	42,985
Changes in operating assets and liabilities:
Accounts receivable	76,528	(12,806)
Inventories	31,296	28,412
Trade accounts payable	7,024	20,218
Income taxes	(26,650)	(22,009)
Deferred revenue (including amounts received of $23,000 for the nine months ended December 31, 2005)	17,424	—
Other operating assets and liabilities, net	10,396	(17,230)

Net cash provided from operating activities	317,750	222,223

Cash flows from investing activities:
Capital expenditures	(76,865)	(63,205)
Purchase of marketable securities	(595,278)	(607,144)
Proceeds from sale of marketable securities	881,275	539,345
Other items, net	(3,438)	5,204

Net cash provided by (used in) investing activities	205,694	(125,800)

Cash flows from financing activities:
Cash dividends paid	(37,167)	(24,184)
Payment of financing fees	(14,646)	—
Proceeds from long-term debt	775,000	—
Payments on long-term debt	(1,375)	—
Purchase of common stock	(1,218,383)	—
Proceeds from exercise of stock options	35,118	9,361
Decrease in outstanding checks in excess of cash in disbursement accounts	(29,393)	—

Net cash used in financing activities	(490,846)	(14,823)

Net increase in cash and cash equivalents	32,598	81,600
Cash and cash equivalents — beginning of period	137,733	101,713

Cash and cash equivalents — end of period	$170,331	$183,313

Additional disclosures:
Cash paid for income taxes	$105,068	$115,192

Interest paid	$4,661	$—

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited; dollars in thousands, except Notes 12 and 13 and per share amounts)
1. General
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of Mylan Laboratories Inc. and subsidiaries (“Mylan” or “the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.
     These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.
     The interim results of operations for the three and nine months ended December 31, 2005, and the interim cash flows for the nine months ended December 31, 2005, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
     Certain prior year amounts were reclassified to conform to the current year presentation. Such reclassification had no impact on reported net earnings, earnings per share or shareholders’ equity.
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
2. Revenue Recognition and Accounts Receivable
     Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three and nine month periods ended December 31, 2005. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $355,186 and $349,355 as of December 31, 2005, and March 31, 2005. Other current liabilities include $61,668 and $51,772 at December 31, 2005, and March 31, 2005, for certain rebates and other adjustments that are payable to indirect customers.
3. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Management is currently assessing the impact that adoption of this Statement will have on the Company’s Consolidated Financial Statements.

4. Restructuring
     On June 14, 2005, the Company announced that it was closing its branded subsidiary, Mylan Bertek, and transferring the responsibility for marketing Mylan Bertek’s products to other Mylan subsidiaries. In conjunction with this restructuring, the Company incurred restructuring charges of $19,727, pre-tax, during the nine months ended December 31, 2005. Of this, $1,000 is included in research and development expense, with the remainder in selling, general and administrative expense. As of December 31, 2005, the Company’s restructuring was substantially complete. The major components of the restructuring charge and the remaining accrual balance at December 31, 2005, were as follows:

	Non-cash	Employee
	Asset	Termination &	Other
	Write-downs	Severance Costs	Exit Costs	Total
Accrued restructuring costs – March 31, 2005	$—	$—	$—	$—
Restructuring charge – Fiscal 2006	1,636	15,106	2,985	19,727
Amounts utilized — Fiscal 2006	(1,636)	(14,213)	(2,424)	(18,273)

Accrued restructuring costs — December 31, 2005	$—	$893	$561	$1,454

     Employee termination and severance costs were primarily related to involuntary terminations, most of which were with respect to the Mylan Bertek sales force, and represent cash termination payments paid to the affected employees as a direct result of the restructuring. Exit costs consist primarily of lease termination costs incurred as a result of the restructuring.
5. Balance Sheet Components
     Selected balance sheet components consist of the following:

	December 31,	March 31,
	2005	2005
Inventories:
Raw materials	$94,959	$119,654
Work in process	34,901	39,589
Finished goods	123,864	127,024

	$253,724	$286,267

Property, plant and equipment:
Land and improvements	$10,639	$9,704
Buildings and improvements	170,654	161,050
Machinery and equipment	278,151	269,208
Construction in progress	136,099	85,324

	595,543	525,286
Less — accumulated depreciation	204,574	188,567

	$390,969	$336,719

Other current liabilities:
Accrued rebates	$61,668	$51,772
Payroll and employee benefit plan accruals	35,894	21,251
Royalties and product license fees	5,044	11,446
Legal and professional	25,175	18,148
Deferred revenue	17,424	—
Accrued interest	16,380	—
Other	18,080	10,989

	$179,665	$113,606

6. Earnings per Common Share
     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options and restricted stock on the weighted average number of common shares outstanding was 5,354,000 and 3,974,000 for the three months ended December 31, 2005 and 2004, and 4,463,000 and 4,938,000 for the nine months ended December 31, 2005 and 2004.
     Options to purchase 455,000 and 6,804,000 shares of common stock were outstanding as of December 31, 2005 and 2004, but were not included in the computation of diluted earnings per share for the three months then ended because to do so would have been antidilutive.
7. Intangible Assets
     Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(years)	Cost	Amortization	Value
December 31, 2005

Amortized intangible assets:
Patents and technologies	19	$118,935	$53,246	$65,689
Product rights and licenses	12	111,133	75,558	35,575
Other	20	14,267	7,066	7,201

		$244,335	$135,870	108,465

Intangible assets no longer subject to amortization:
Trademarks				783

				$109,248

March 31, 2005

Amortized intangible assets:
Patents and technologies	19	$118,935	$48,478	$70,457
Product rights and licenses	12	111,433	69,923	41,510
Other	20	14,267	6,524	7,743

		$244,635	$124,925	119,710

Intangible assets no longer subject to amortization:
Trademarks				783

				$120,493

     Amortization expense for the nine months ended December 31, 2005, and 2004, was $11,049 and $13,427 and is expected to be $14,761, $14,265, $13,782, $13,452 and $12,419 for fiscal years 2006 through 2010, respectively.

8. Long-Term Debt
     A summary of long-term debt is as follows:

	December 31, 2005	March 31, 2005
Senior Notes (A)	$500,000	$—
Senior Credit Facility (B)	273,625	—

	773,625	—
Less: current portion	2,750	—

Total long term debt	$770,875	$—

(A)	On July 21, 2005, the Company issued $500,000 in Senior Notes, which consisted of $150,000 of Senior Notes due August 15, 2010, and bearing interest at 5 3/4 % per annum (the “2010 Restricted Notes”) and $350,000 of Senior Notes due August 15, 2015, and bearing interest at 6 3/8% per annum (the “2015 Restricted Notes”, and collectively the “Restricted Notes”). The proceeds from the Restricted Notes were used to finance a portion of the “Dutch Auction” self-tender described in Note 10.

In connection with the completion of the issuance of the Restricted Notes, the Company entered into a registration rights agreement with the initial purchasers of the Restricted Notes (the “Registration Rights Agreement”), dated July 21, 2005. On January 19, 2006, pursuant to its obligations under the Registration Rights Agreement, the Company consummated an exchange offer of the Restricted Notes for $150,000 of Senior Notes due August 15, 2010, and bearing interest at 5 3/4 % per annum (“2010 Notes”) and $350,000 of Senior Notes due August 15, 2015, and bearing interest at 6 3/8% per annum (“2015 Notes”, and collectively, the “Notes”), the issuance of each of which has been registered under the Securities Act of 1933, as amended. The form and terms of the 2010 Notes and the 2015 Notes are identical in all material respects to the 2010 Restricted Notes and the 2015 Restricted Notes, respectively, except the transfer restrictions, registration rights and additional interest provisions relating to the Restricted Notes do not apply to the Notes. Interest is payable semi-annually on February 15 and August 15, commencing February 15, 2006.

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

The Notes are senior unsecured obligations of the Company and rank junior to all of the Company’s secured obligations. The Notes are guaranteed jointly and severally on a full and unconditional senior unsecured basis by all of the Company’s wholly owned domestic subsidiaries except a captive insurance company, which is considered to be a minor subsidiary. Also, the assets and operations of Mylan Laboratories Inc. (“Mylan Labs”), the parent company, are not material, and as such condensed consolidating financial information for the parent and subsidiaries is not provided.

The Notes indenture contain covenants that, among other things, limit the ability of the Company to (a) incur additional secured indebtedness, (b) make investments or other restricted payments, (c) pay dividends on, redeem or repurchase the Company’s capital stock, (d) engage in sale-leaseback transactions and (e) consolidate, merge or transfer all or substantially all of its assets. Certain of the covenants contained in the indenture will no longer be applicable or will be less restrictive if the Company achieves investment grade ratings as outlined in the indenture.

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

LIBOR plus 1.25% per annum or prime plus 0.25% per annum, at the Company’s option, and the Term Loan bears interest at a rate equal to LIBOR plus 1.50% per annum or prime plus 0.50% per annum also at the Company’s option.

The Term Loan interest rate in effect at December 31, 2005 was 5.40%. The Company is required to pay a fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. At December 31, 2005, no borrowings were outstanding under the Revolving Credit Facility. The Term Loan will amortize at a rate of 1% per year for the first four years, with the balance paid in four equal quarterly installments thereafter. Subject to exceptions, the Credit Facility has mandatory prepayments with respect to certain proceeds of asset sales, debt issuances, equity issuances and with respect to the Company’s excess cash flows. Also, the Term Loan may be prepaid without penalty at any time in whole or in part at the Company’s option. Because the amount of mandatory prepayment varies from quarter to quarter and cannot be reasonably estimated, only the 1% per year amortization is included on the balance sheet as a current liability.

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

All debt issuance costs associated with the Notes and the Credit Facility are being amortized over the life of the related debt. The total unamortized amounts of $13,453 are included in other assets in the consolidated balance sheet at December 31, 2005.

At December 31, 2005, the carrying value of the Company’s long-term debt approximated fair value.

Principal maturities of the Notes and Credit Facility for the next five years and thereafter, as of December 31, 2005, are as follows:

Year 1	$2,750
Year 2	2,750
Year 3	2,750
Year 4	2,750
Year 5	198,000
Thereafter	564,625

$773,625

9. Comprehensive Earnings
     Comprehensive earnings consist of the following:

	Three Months		Nine Months
Period Ended December 31,	2005	2004	2005	2004
Net earnings	$48,207	$34,770	$126,892	$165,457
Other comprehensive earnings net of tax:
Net unrealized (loss) gain on marketable securities	(807)	(490)	1,588	(893)
Reclassification for losses (gains) included in net earnings	40	(29)	148	85

	(767)	(519)	1,736	(808)

Comprehensive earnings	$47,440	$34,251	$128,628	$164,649

     Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.
10. Common Stock
     As of December 31, 2005, and March 31, 2005, there were 600,000,000 shares of common stock authorized with 307,356,840 and 304,434,724 shares issued. Treasury shares held as of December 31, 2005 were 97,201,293, and 35,129,643 at March 31, 2005.
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
     Additionally, during the three and nine months ended December 31, 2005, the Company purchased 6,456,900 and 10,789,600 shares for approximately $132,389 and $210,767, on the open market under the follow-on repurchase program.
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
     In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company accounts for stock option plans under the intrinsic-value-based method as defined in APB 25. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months		Nine Months
Period ended December 31,	2005	2004	2005	2004
Net income, as reported	$48,207	$34,770	$126,892	$165,457
Add: Stock-based compensation expense included in reported net income, net of related tax effects	986	986	2,946	2,937
Deduct: Total compensation expense determined under the fair value based method for all stock awards, net of related tax effects	(4,999)	(3,789)	(8,145)	(12,578)

Pro forma net income	$44,194	$31,967	$121,693	$155,816

Earnings per share:
Basic — as reported	$0.23	$0.13	$0.54	$0.62

Basic — pro forma	$0.21	$0.12	$0.51	$0.58

Diluted — as reported	$0.22	$0.13	$0.53	$0.60

Diluted — pro forma	$0.20	$0.12	$0.51	$0.57

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
Omeprazole
     In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of Mylan Labs, filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules, and made “Paragraph IV” certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book”. On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. MPI filed multiple motions for summary judgment as to all claims of infringement, and the summary judgment motions remain pending. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI, and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A., for unspecified money damages and a finding of willful infringement which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case have filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied, and a non-jury trial is scheduled to commence March 6, 2006.

Lorazepam and Clorazepate
     On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12.0 million, which has been accrued for on the Company’s balance sheet. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws, meaning the amount of the verdict could be trebled, and an award of attorneys’ fees and litigation costs could be made to the plaintiffs. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001, and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. The Company has filed a motion for judgment as a matter of law, a motion for a new trial, and a motion to reduce verdict, all of which remain pending before the court. If the Company’s post-verdict motions are denied, the Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.
Pricing and Medicaid Litigation
     On June 26, 2003, MPI and UDL Laboratories Inc. (“UDL”), a subsidiary of Mylan Labs, received requests from the U.S. House of Representatives Energy and Commerce Committee seeking information about certain products sold by MPI and UDL, in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. MPI and UDL are cooperating with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ Attorneys General (“AGs”) have also sent letters to MPI, UDL and Mylan Bertek, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.
     Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by State AGs and municipal bodies within the State of New York alleging generally that the defendants defrauded the State Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi and Wisconsin, and also by the City of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs and injunctive relief. In each of these matters, with the exception of the Massachusetts AG action discussed below, Mylan Labs and its subsidiaries either have not yet been required to respond to the complaints or have motions to dismiss pending. The Company previously reported that the U.S. District Court for the District of Massachusetts had dismissed the complaint filed by the Massachusetts AG without prejudice and with leave to amend. The Massachusetts AG has since filed an amended complaint which has survived motions to dismiss, and Mylan Labs has answered on November 14, 2005, denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.
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
13. Product Agreements
     On November 24, 2005, the Company announced the sale of the U.S. and Canadian rights for Apokyn(R) to Vernalis plc. Under the terms of the agreement, Mylan received a cash payment of $23.0 million. In addition, Mylan will perform certain transitional services for one year, including supply chain management and customer service assistance. During the three months ended December 31, 2005, $3.6 million of revenue associated with the sale was recognized and included in other revenues. The remainder, net of certain related assets, has been recorded as deferred revenue and is being recognized over the one year period.
     On January 11, 2006, the Company announced an agreement with Forest Laboratories Holdings, Ltd. (“Forest”), a wholly-owned subsidiary of Forest Laboratories, Inc., for the commercialization, development and distribution of Mylan’s beta blocker, nebivolol, in the United States and Canada. Under the terms of the agreement, Mylan received an upfront payment of $75.0 million which will be deferred until the commercial launch of the product. Mylan also has the potential to earn future milestone payments as well as royalties on nebivolol sales. Upon commercial launch, the upfront payment, along with any other milestones payments received, will be amortized into revenue over the remaining term of the license agreement. Forest will assume all expenses for future nebivolol development programs and will be responsible for all sales and marketing expenses. Mylan has retained an option to co-promote the product in the future.
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

Overview
     Mylan’s financial results for the three months ended December 31, 2005, included revenues of $311.2 million, net earnings of $48.2 million and earnings per diluted share of $0.22. Comparatively, the three months ended December 31, 2004, included revenues of $291.0 million, net earnings of $34.8 million and earnings per diluted share of $0.13. This represents an increase of 7% in revenues, 39% in net earnings and 73% in earnings per diluted share when compared to the same prior year period. Earnings per share for the three and nine months ended December 31, 2005, were impacted by share buybacks which took place during the current fiscal year. On July 21, 2005, Mylan closed on its modified “Dutch Auction” self-tender and accepted for payment, an aggregate of 51,282,051 shares of its common stock at a purchase price of $19.50 per share.
     Subsequent to the completion of the Dutch Auction self-tender, Mylan repurchased 10.8 million shares of its common stock on the open market for an aggregate purchase price of $210.8 million under a previously announced open market follow-on repurchase.
     For the nine months ended December 31, 2005, Mylan reported revenues of $932.6 million, net earnings of $126.9 million and earnings per diluted share of $0.53. For the first nine months of fiscal 2005, revenues were $936.9 million, net earnings were $165.5 million and earnings per diluted share were $0.60. This represents less than a 1% decrease in revenues, 23% in net earnings and 13% in earnings per diluted share when compared to the prior fiscal year. Included in the current year results are $0.03 per diluted share, net of tax, with respect to a contingent legal liability related to previously-disclosed litigation in connection with the Company’s lorazepam and clorazepate products, and $0.05 per diluted share, net of tax, of restructuring costs. Included in the financial results for the first nine months of fiscal 2005 was $0.06 per diluted share, net of tax, of income from the favorable settlement of other litigation. A more detailed discussion of the Company’s financial results of the three and nine month periods ended December 31, 2005, can be found under the section titled “Results of Operations”.
     Significant developments which have occurred since the second quarter include:
•	Sale of Apokyn(R) — On November 24, 2005, the Company announced the sale of the U.S. and Canadian rights for Apokyn to Vernalis plc. Under the terms of the agreement, Mylan received a cash payment of $23.0 million. In addition, Mylan will perform certain transitional services for one year, including supply chain management and customer service assistance. During the three months ended December 31, 2005, $3.6 million of revenue associated with the sale was recognized and included in other revenues. The remainder, net of certain related assets, has been recorded as deferred revenue and is being recognized over the one year period.

•	Oxybutynin Agreements — On December 20, 2005, Mylan announced that its subsidiary, Mylan Pharmaceuticals Inc., entered into two agreements with Ortho-McNeil Pharmaceutical, Inc. and Alza Corporation relating to oxybutynin chloride extended release tablets, the generic equivalent of Ditropan XL. Under these agreements, an exclusive supply agreement on all strengths of oxybutynin will be triggered upon a final appellate court decision in the current patent litigation between the parties. Ortho-McNeil has also agreed to supply Mylan with a generic version of Ditropan XL sooner than a final appellate court decision if another generic version enters the market. Additionally, Mylan will be granted a non-exclusive, royalty bearing license to make and sell its Abbreviated New Drug Application (“ANDA”) products. The terms of these agreements differ depending upon the final outcome of the pending patent litigation. The terms of the agreements are confidential and subject to a number of conditions, including review by the Federal Trade Commission. Mylan has received tentative approval and is currently awaiting final approval from the United States Food and Drug Administration (“FDA”) for its 5 mg and 10 mg strengths of oxybutynin. Prior to a final appellate court decision, Mylan retains all of the options that had been available to it with respect to oxybutynin prior to the signing of these agreements.

•	Nebivolol Licensing Agreement — On January 11, 2006, the Company announced an agreement with Forest Laboratories Holdings, Ltd. (“Forest”), a wholly-owned subsidiary of Forest Laboratories, Inc., for the commercialization, development and distribution of Mylan’s beta blocker, nebivolol, in the United States and Canada. Under the terms of the agreement, Mylan received an upfront payment of $75.0 million which will be deferred until the commercial launch of the product. Mylan also has the potential to earn future milestone payments as well as royalties based on nebivolol sales. Upon commercial launch, the upfront payment, along with any other milestones payments received, will be amortized into revenue over the remaining term of the license agreement. Forest will assume all expenses for future nebivolol development programs and will be responsible for all sales and marketing expenses. Mylan has retained an option to co-promote the product in the future.

Results of Operations
Quarter Ended December 31, 2005, Compared to Quarter Ended December 31, 2004
Total Revenues and Gross Profit
     Total revenues for the current quarter increased 7% or $20.3 million to $311.2 million from $291.0 million in the same prior year period. This increase was the result of new products, offset by overall unfavorable pricing and volume on our existing portfolio. New products contributed net revenues of $47.9 million during the third quarter, substantially all of which was due to the Company’s launch of its fentanyl transdermal system in January 2005. Additionally, the third quarter included $3.6 million of revenue recognized on the sale of Apokyn, which is included in other revenues.
     Continued competition, primarily on omeprazole, was mainly responsible for the decrease in revenues from existing products. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. In the near term, it is likely that unfavorable pricing will continue to impact certain products in the Company’s portfolio. Despite the overall unfavorable impact of volume on revenues, doses shipped for the third quarter increased approximately 1% to 3.1 billion.
     Consolidated gross profit increased 15% or $20.5 million to $155.8 million and gross margins increased to 50.1% from 46.5%. The increase in gross margins was primarily attributable to the contribution from new products. Additionally, increased margins on certain key products helped to offset some of the unfavorable impact that competition had on the margins of certain other products, primarily omeprazole, carbidopa/levodopa and Amnesteem™.
Operating Expenses
     Research and development (“R&D”) expenses for the current quarter increased 26% or $6.1 million to $29.3 million from $23.2 million in the same prior year period. This increase was due primarily to an increase in the number of ongoing R&D studies, including those with respect to nebivolol.
     Selling, general and administrative (“SG&A”) expenses decreased for the current quarter 24% or $15.1 million to $48.1 million from $63.2 million. This decrease is primarily the result of savings, mostly payroll and payroll related, as a result of the closure of Mylan Bertek Pharmaceuticals Inc. (“Mylan Bertek”), the Company’s branded subsidiary, during the first quarter of fiscal 2006. Lower legal expenses, primarily a function of the timing of certain litigation, also contributed to the decrease.
Interest Expense
     During the second quarter of fiscal 2006, Mylan completed the financing of $500.0 million in Senior Notes and a $500.0 million senior credit facility (See “Contractual Obligations”). Interest expense related to this financing was $10.6 million in the third quarter. Included in interest expense is a commitment fee on the unused portion of the Revolving Credit Facility and the amortization of financing fees.
Other Income, net
     Other income, net of non-operating expenses, was $4.5 million in the third quarter of fiscal 2006 compared to $3.7 million in the same prior year period. The increase is primarily the result of higher interest and dividend income on our investments in marketable securities, offset by a $0.5 million greater loss recorded on our investment in Somerset Pharmaceuticals, Inc. (“Somerset”).
Nine Months Ended December 31, 2005, Compared to Nine Months Ended December 31, 2004
Total Revenues and Gross Profit
     Total revenues for the nine months ended December 31, 2005, decreased less than 1% or $4.3 million to $932.6 million from $936.9 million in the same prior year period. This decrease was the result of overall unfavorable pricing and volume, partially offset by revenue from new products. As was the case with the quarter, competition continues to impact the Company’s product portfolio, with omeprazole, carbidopa/levodopa and Amnesteem the products most significantly affected.

     New products launched during fiscal 2006 contributed net revenues of $134.8 million in the current fiscal year, substantially all of which was due to fentanyl.
     Doses shipped during fiscal 2006 decreased to 9.3 billion from 9.4 billion.
     Consolidated gross profit decreased 1% or $3.5 million to $466.9 million while gross margins remained constant at approximately 50%. The contribution of new products helped to offset the unfavorable impact of competition on the margins of existing products, and resulted in stable gross margins overall.
Operating Expenses
     R&D expenses for the nine months ended December 31, 2005 increased 24% or $15.8 million to $82.5 million from $66.7 million in the same prior year period. This increase was due primarily to an increase in the number of ongoing R&D studies, including those with respect to nebivolol. Also included in R&D in the current year was $1.0 million of restructuring costs associated with the closing of Mylan Bertek. As of December 31, 2005, the restructuring was substantially complete.
     SG&A expenses decreased 2% or $4.3 million to $176.3 million from $180.6 million. This decrease is primarily the result of net savings, mostly payroll and payroll related, as a result of the closure of Mylan Bertek, net of the related restructuring charges. Included in SG&A in fiscal 2006 were restructuring charges of $18.7 million consisting primarily of employee termination and severance costs, mostly associated with the Mylan Bertek sales force, as well as asset write-downs and lease termination costs.
Litigation, net
     Litigation settlements during the nine months ended December 31, 2005, consisted primarily of a charge of $12.0 million for a contingent liability with respect to the Company’s previously disclosed lorazepam and clorazepate product litigation. In the same prior year period, net gains of $26.0 million were recorded with respect to settlement of other litigation.
Interest Expense
     During the second quarter of fiscal 2006, Mylan completed the financing of $500.0 million in Senior Notes and a $500.0 million senior credit facility (See “Contractual Obligations”). Interest expense related to this financing was $19.6 million for the nine months ended December 31, 2005. Included in interest expense is a commitment fee on the unused portion of the Revolving Credit Facility and the amortization of financing fees.
Other Income, net
     Other income, net of non-operating expenses, was $14.4 million in the first half of fiscal 2006 compared to $6.3 million in the same prior year period. The increase is primarily the result of higher interest and dividend income on our investments in marketable securities, as well as, less of a loss recorded on our investment in Somerset. The recorded loss in Somerset for the first nine months of fiscal 2006 was $1.5 million compared to $2.8 million in the same prior year period.
Liquidity and Capital Resources
     The Company’s primary source of liquidity continues to be cash flows from operating activities, which were $317.8 million for the nine months ended December 31, 2005. Changes in operating assets and liabilities yielded $122.2 million in operating cash, primarily due to a decrease in accounts receivable, net, lower inventories, and an increase in deferred revenue, partially offset by a decrease in income taxes payable.
     The decrease in accounts receivable is primarily due to the timing of cash collections since the end of fiscal 2005, primarily with respect to the fourth quarter sales of fentanyl. Inventory decreased as the result of normal consumption and lower overall inventory levels. The decrease in income taxes payable was the result of the timing of tax payments.

     During the third quarter, the Company received $23.0 million related to the sale of the U.S. and Canadian rights for Apokyn. During the three months ended December 31, 2005, $3.6 million of revenue associated with the sale was recognized and included in other revenues. The remainder, net of certain related assets, has been recorded as deferred revenue. Subsequent to the third quarter, Mylan received $75.0 million related to its licensing agreement for nebivolol and has the potential to earn future milestone payments as well as royalties on nebivolol sales.
     Cash provided by investing activities for the nine months ended December 31, 2005, was $205.7 million. Of the Company’s $1.8 billion of total assets at December 31, 2005, $557.1 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist of a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations. These investments are highly liquid and available for working capital needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics. During the second quarter, the Company utilized a portion of its existing cash, along with the proceeds from the issuance of debt, to finance certain transactions described below.
     Capital expenditures during the nine months ended December 31, 2005, were $76.9 million. These expenditures were incurred primarily with respect to the Company’s previously announced planned expansions. The Company expects capital expenditures for fiscal 2006 to approximate $100.0 million.
     Cash used in financing activities was $490.8 million for the nine months ended December 31, 2005. A total of $1.2 billion was used during the period to repurchase Mylan common stock. Of this, $1.0 billion was used to repurchase shares as part of the Company’s modified “Dutch Auction” self-tender, with the remainder used to pay for expenses related to the self-tender and to repurchase shares under a previously announced open market follow-on repurchase program. For the nine months ended December 31, 2005, approximately 10.8 million shares were repurchased under the repurchase program for approximately $210.8 million. The Company anticipates that it will repurchase the remaining amount of shares allowable under the follow-on repurchase program, throughout the remainder of fiscal 2006.
     Cash proceeds of $775.0 million from the issuance of debt were received in the current year, and used to partially finance the stock buybacks described above. Financing fees of $14.6 million were paid during the nine months ended December 31, 2005, in order to obtain this financing.
     In order to provide additional operating leverage, if necessary, the Company maintains a revolving credit facility under its Senior Credit Facility providing for borrowing of up to $225.0 million. As of December 31, 2005, no funds were advanced under this facility.
     Also included in cash flows from financing activities are proceeds of $35.1 million from the exercise of stock options and cash dividends paid of $37.2 million. In the first quarter of fiscal 2006, the Board voted to double the amount of the quarterly dividend to 6.0 cents per share from 3.0 cents per share, effective with the dividend paid for the first quarter of fiscal 2006.
     Additionally, included in financing activities in fiscal 2006 was a $29.4 million change in the amount of outstanding checks in excess of cash in our primary disbursement accounts. The Company utilizes a cash management system under which uncleared checks in excess of the cash balance in the bank account at the end of the reporting period are shown as a book cash overdraft. The Company transfers cash on an as-needed basis to fund clearing checks. The Company does not incur any financing charges with respect to this arrangement.
     The Company is involved in various legal proceedings that are considered normal to its business (see Note 12 to Condensed Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations.
     The Company is actively pursuing, and is currently involved in, joint projects related to the development, distribution and marketing of both generic and brand products. Many of these arrangements provide for cash payments upon the attainment of specified milestones. While these arrangements help to reduce the financial risk for unsuccessful projects, fulfillment of specified milestones resulting in either cash inflows or outflows or the occurrence of other obligations may result in fluctuations in cash flows.

     The Company is continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, the Company may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity.
Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2005 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than	One — Three	Three - Five
As of December 31, 2005	Total	One Year	Years	Years	Thereafter
(in thousands)
Operating leases	$11,085	$3,629	$6,636	$604	$216
Long-term debt	773,625	2,750	8,250	262,625	500,000
Other long-term obligations	20,645	1,821	5,463	3,642	9,719
Revolving credit facility	—	—	—	—	—
Letters of credit	975	975	—	—	—

	$806,330	$9,175	$20,349	$266,871	$509,935

     We lease certain real property under various operating lease arrangements that expire generally over the next four years. These leases generally provide us with the option to renew the lease at the end of the lease term. We have also entered into agreements to lease vehicles which are typically 24 to 36 months in length.
     Long-term debt consists of $500.0 million in Senior Notes and a $275.0 million borrowing under a $500.0 million senior credit facility. The Senior Notes consist of $150.0 million of Senior Notes due 2010, and bearing interest at 5 3/4% per annum, and $350.0 million of Senior Notes due 2015, and bearing interest at 6 3/8% per annum. The Senior Notes were originally issued on July 21, 2005, but were exchanged on January 14, 2006 in accordance with a registration rights agreement, in a transaction consummated on January 19, 2006. The form and terms of the Senior Notes are identical in all material respects to the original notes, except the transfer restrictions, registration rights and additional interest provisions relating to the original notes do not apply to the Notes. The senior credit facility, which was also entered into on July 21, 2005, consists of a $225.0 million five-year revolving credit facility, which the Company expects to use for working capital and general corporate purposes, and a $275.0 million five-year term loan. The term loan bears interest at LIBOR plus 150 basis points or prime plus 50 basis points at the Company’s option. The interest rate in effect on the term loan at December 31, 2005 was 5.40%. No borrowings were outstanding under the revolving credit facility at December 31, 2005.
     Other long-term obligations, primarily deferred compensation, consist of the discounted future payments under individually negotiated agreements with certain key employees and directors.
     In addition to the above, the Company has entered into various product licensing and development agreements. In some of these arrangements, we provide funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Because milestones represent the completion of specific contractual events and it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded on the Company’s consolidated balance sheet. In the event that all projects are successful, milestone and development payments of approximately $13.7 million would be paid.
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

Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. Management is currently assessing the impact that adoption of this Statement will have on the Company’s Consolidated Financial Statements.
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
THE USE OF LEGAL, REGULATORY AND LEGISLATIVE STRATEGIES BY COMPETITORS, BOTH BRAND AND GENERIC, INCLUDING “AUTHORIZED GENERICS’ AND CITIZEN’S PETITIONS, AS WELL AS THE POTENTIAL IMPACT OF PROPOSED LEGISLATION, MAY INCREASE OUR COSTS ASSOCIATED WITH THE INTRODUCTION OR MARKETING OF OUR GENERIC PRODUCTS, COULD DELAY OR PREVENT SUCH INTRODUCTION AND/OR SIGNIFICANTLY REDUCE OUR PROFIT POTENTIAL. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
     Our competitors, both brand and generic, often pursue strategies to prevent or delay competition from generic alternatives to brand products. These strategies include, but are not limited to:
•	entering into agreements whereby other generic companies will begin to market an “authorized generic”, a generic equivalent of a branded product, at the same time generic competition initially enters the market;

•	filing citizen’s petitions with the FDA, including timing the filings so as to thwart generic competition by causing delays of our product approvals;

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence;

•	initiating legislative efforts in various states to limit the substitution of generic versions of brand pharmaceuticals;

•	filing suits for patent infringement that automatically delay FDA approval of many generic products;

•	introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which we seek FDA approval;

•	obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other potential methods as discussed below;

•	persuading the FDA to withdraw the approval of brand name drugs for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn; and

•	seeking to obtain new patents on drugs for which patent protection is about to expire.

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
     Although our brand products may have patent protection, this may not prevent other companies from developing functionally equivalent products or from challenging the validity or enforceability of our patents. If any patents we use in our business are found or even alleged to be non-infringed, invalid or not enforceable, we could experience an adverse effect on our ability to commercially promote our patented products. We could be required to enforce our patent or other intellectual property rights through litigation, which can be protracted and involve significant expense and an inherently uncertain outcome. Any negative outcome could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP. ANY FUTURE CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED OR NECESSARY REVISIONS TO PRIOR ESTIMATES, JUDGMENTS OR ASSUMPTIONS COULD LEAD TO A RESTATEMENT WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
     The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
     The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at December 31, 2005 and March 31, 2005:

	December 31,	March 31,
(in thousands)	2005	2005
Debt securities	$381,206	$667,170
Equity securities	5,601	3,178

	$386,807	$670,348

     The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At December 31, 2005, the Company had invested $381.2 million in marketable debt securities, of which $94.9 million will mature within one year and $286.3 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $286.3 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $14.3 million change in marketable debt securities.
     On July 21, 2005, the Company issued $500.0 million in Senior Notes with fixed interest rates (which were exchanged for registered notes, as described above) and borrowed $275.0 million under a term loan as part of a senior credit facility with a variable interest rate based on the prime rate or LIBOR. Also on July 21, 2005, the Company entered into a $225.0 million revolving credit facility, any borrowings under which will bear interest at a variable rate based on the prime rate or LIBOR. At December 31, 2005, no amounts have been drawn under the Revolving Credit Facility.
     Generally, the fair market value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of December 31, 2005, the carrying value of our long term debt approximated fair value. A 10% change in interest rates on the term loan would result in a change in interest expense of approximately $1.5 million per year.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. In addition, during the period covered by this report, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls. No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For a description of the material pending legal proceedings to which the Company is a party, please see our Annual Report on Form 10-K for the year ended March 31, 2005. During the quarter ended December 31, 2005, there were no new material legal proceedings or material developments with respect to pending proceedings other than as described below. While it is not possible to determine with any degree of certainty the ultimate outcome of the following matters, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. An adverse outcome in any of these proceedings could have a material adverse effect on the Company’s financial position and results of operations.
Omeprazole
     Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of Mylan Labs, Esteve Quimica S.A and the other generic manufacturers who are co-defendants in the previously-disclosed omeprazole patent infringement suit filed by AstraZeneca in the U.S. District Court for the Southern District of New York on September 8, 2000, had previously filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied, and a non-jury trial is scheduled to commence March 6, 2006.

Lorazepam and Clorazepate
     On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for on the Company’s balance sheet. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws, meaning the amount of the verdict could be trebled, and an award of attorneys’ fees and litigation costs could be made to the plaintiffs. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001, and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. The Company has filed a motion for judgment as a matter of law, a motion for a new trial, and a motion to reduce verdict, all of which remain pending before the court. If the Company’s post-verdict motions are denied, the Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.
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
     Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by State AGs and municipal bodies within the State of New York alleging generally that the defendants defrauded the State Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi and Wisconsin, and also by the City of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs and injunctive relief. In each of these matters, with the exception of the Massachusetts AG action discussed below, Mylan Labs and its subsidiaries either have not yet been required to respond to the complaints or have motions to dismiss pending. The Company previously reported that the U.S. District Court for the District of Massachusetts had dismissed the complaint filed by the Massachusetts AG without prejudice and with leave to amend. The Massachusetts AG has since filed an Amended Complaint which has survived motions to dismiss, which Mylan Labs answered on November 14, 2005, denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities:
     During the quarter ended December 31, 2005, the Company repurchased 6,456,900 shares of common stock as follows:

			Total number of shares	Approximate dollar
	Total number	Average	purchased as part of	value of shares that
	of shares	price paid	publicly announced plans	may yet be purchased
Period	purchased	per share	or programs	under the program
October 1, 2005 — October 31, 2005	360,000	$19.41	360,000 (1)	$164,712,638
November 1, 2005 — November 30, 2005	3,534,600	$20.36	3,534,600 (1)	$92,669,140
December 1, 2005 — December 31, 2005	2,562,300	$20.80	2,562,300 (1)	$39,319,606

(1)	On June 14, 2005, in connection with the announcement of a modified “Dutch Auction” self-tender for up to $1.0 billion, which commenced on June 16, 2005 and closed on July 21, 2005, Mylan also announced a $250 million follow-on share repurchase program in the open market or otherwise.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The following provides a summary of votes cast for the proposals on which our shareholders voted at our Annual Meeting of Shareholders held on October 28, 2005.
Proposal No. 1 — Election of Nine Directors.

Nominee	For	Withheld
Milan Puskar	188,156,920	6,179,588
Robert J. Coury	185,858,332	8,478,176
Wendy Cameron	188,179,041	6,157,467
Neil Dimick	190,767,125	3,569,383
Douglas J. Leech, C.P.A.	183,221,214	11,115,294
Joseph C. Maroon, M.D.	189,091,248	5,245,260
Rodney L. Piatt, C.P.A.	183,107,482	11,229,026
C.B. Todd	189,085,852	5,250,656
Randall L. Vanderveen, Ph.D.	189,106,588	5,229,920
Proposal No. 2 — Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2006.

For	Against	Abstain
190,461,942	2,038,830	1,835,736

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

3.2	Bylaws of the registrant, as amended to date, filed as Exhibit 3.1 to the Report of Form 8-K filed on February 22, 2005, and incorporated herein by reference.

4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.

4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.

4.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.

4.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.

4.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.

4.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.

4.2	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, as filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., as filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended December 31, 2005, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc.
(Registrant)

February 7, 2006	By:	/s/ Robert J. Coury Robert J. Coury
Vice Chairman and Chief Executive Officer

February 7, 2006		/s/ Edward J. Borkowski Edward J. Borkowski
Chief Financial Officer
(Principal financial officer)

February 7, 2006		/s/ Gary E. Sphar Gary E. Sphar
Vice President, Corporate Controller
(Principal accounting officer)

EXHIBIT INDEX

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.