Form 10-K
period 2006-03-31
MYLAN LABORATORIES INC
filed 2006-05-16
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2006

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☑          Accelerated Filer ☐          Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of September 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,021,304,067.
The number of outstanding shares of common stock of the registrant as of May 8, 2006, was 210,230,665.
DOCUMENTS INCORPORATED BY REFERENCE
      Incorporated by reference into Part III, Items 10-14 of this Form are portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2006.

MYLAN LABORATORIES INC.
INDEX TO FORM 10-K
For the Fiscal Year Ended March 31, 2006

PART I

ITEM 1.	Business
      Mylan Laboratories Inc. (the “Company”, “Mylan Labs,” “Mylan” or “we”) is engaged in developing, licensing, manufacturing, marketing and distributing generic, brand and branded generic pharmaceutical products. The Company was incorporated in Pennsylvania in 1970. References herein to a fiscal year shall mean the twelve months ended March 31.
Overview of Our Business
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
      Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. A reference brand drug is an approved drug product listed in the U.S. Food and Drug Administration (“FDA”) publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984 (“Waxman-Hatch Act”) provides that generic drugs may enter the market after the approval of an Abbreviated New Drug Application (“ANDA”) and the expiration, invalidation or circumvention of any patents on the corresponding brand drug, or the end of any other market exclusivity periods related to the brand drug. Generic drugs are bioequivalent to their brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these brand products. Branded generic pharmaceutical products are generic products that are more responsive to the promotion efforts generally used to promote brand products. Growth in the generic pharmaceutical industry has been driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.
      We obtain new generic products primarily through internal product development. Additionally, we license or co-develop products through arrangements with other companies. New generic product approvals are obtained from the FDA through the ANDA process, which requires us to demonstrate bioequivalence to a reference brand product. Generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product or at the end of a period of non-patent market exclusivity. However, if an ANDA applicant files an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed in the “Orange Book” with respect to a reference drug product, that generic equivalent may be able to be marketed prior to the expiration of patent protection for the brand product. Such patent certification is commonly referred to as a Paragraph IV certification. An ANDA applicant that is first to file a Paragraph IV certification is eligible for a period of generic marketing exclusivity. This exclusivity, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with Paragraph IV certifications, lasts for 180 days during which the FDA cannot grant final approval to other ANDA sponsors holding applications for the same generic equivalent.
      An ever-increasing trend in the pharmaceutical industry involves the practice of “authorized generics”. This occurs when the patent or New Drug Application (“NDA”) holder sells its brand product as a generic, often through a licensing agreement with a generic company or through a subsidiary, at the same time other generic competition enters the market. This practice has the most significant impact on a generic company who is entitled to the 180 day exclusivity period described above or who would otherwise be the only company on the market with a generic product being sold under an approved ANDA. This practice may effectively eliminate the 180 day exclusivity period if launched at the beginning of the generic company’s exclusivity period, and, exclusivity aside, could significantly lower the price at which the generic company could otherwise sell their product upon launch.
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
      We operate through three principal business units, Mylan Pharmaceuticals Inc. (“MPI”), UDL Laboratories, Inc. (“UDL”) and Mylan Technologies Inc. (“Mylan Tech”), all of which are wholly owned subsidiaries of Mylan. MPI is our primary pharmaceutical research, development, manufacturing, marketing and distribution subsidiary. MPI’s net revenues are derived primarily from the sale of solid oral dosage products. Additionally, MPI’s net revenues are augmented by transdermal patch products that are developed and manufactured by Mylan Tech. UDL packages and markets products, either obtained from MPI or purchased from third parties, in unit dose formats, for use primarily in hospitals and other institutions.
      During the first quarter of fiscal 2006, Mylan announced that it was closing Mylan Bertek Pharmaceuticals Inc. (“Mylan Bertek”), its branded subsidiary, and transferring the responsibility for marketing Mylan Bertek’s products to other Mylan subsidiaries. Mylan previously reported its financial results in two reportable segments, Generic and Brand. With the closure of Mylan Bertek, Mylan now reports one segment, and began reporting as such effective with the first quarter of fiscal 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, information for earlier periods has been recast and reported as one segment.
      Mylan manufactures over 92% of all doses it sells. Our product portfolio includes approximately 150 pharmaceutical products, of which approximately 140 are in capsule or tablet form in an aggregate of approximately 345 dosage strengths. This includes 12 extended release products in 21 dosage strengths. Additionally, we market four transdermal patches in 18 dosage strengths. In addition to those products manufactured by Mylan, we market 75 generic products in 128 dosage strengths under supply and distribution agreements with other pharmaceutical companies. As of December 31, 2005, Mylan held the first or second market position in new and refilled prescriptions dispensed among all pharmaceutical companies in the U.S. with respect to approximately 75% of the generic pharmaceutical products we marketed, excluding unit-dose products.
      Approximately 17%, 18% and 17% of net revenues in fiscal years 2006, 2005 and 2004, respectively, were contributed by calcium channel blockers, primarily nifedipine. Additionally, approximately 15% of net revenues in fiscal 2006 were contributed by narcotic agonist analgesics, primarily fentanyl.
      On November 24, 2005, we announced the sale of the U.S. and Canadian rights for Apokyn® to Vernalis plc. Under the terms of the agreement, Mylan received a cash payment of $23.0 million. In addition, Mylan will perform certain transitional services for one year, including supply chain management and customer service assistance.
      On January 11, 2006, we announced an agreement with Forest Laboratories Holdings, Ltd. (“Forest”), a wholly owned subsidiary of Forest Laboratories, Inc., for the commercialization, development and distribution of Mylan’s nebivolol compound in the United States and Canada. Nebivolol, which we licensed in fiscal 2001, is a beta blocker for which we submitted an NDA for the indication of hypertension in April 2004 and which was granted approvable status by the FDA in May 2005. Under the terms of the agreement, Mylan received an up-front payment of $75.0 million, which will be deferred until the commercial launch of the product. Mylan also has the potential to earn future milestone payments as well as royalties based on nebivolol sales. Upon commercial launch the up-front payment will be amortized into revenue over the remaining term of the license agreement. Forest will pay for future nebivolol development programs and will be responsible for all sales and marketing expenses. Mylan has retained an option to co-promote the product in the future.
      Also on January 11, 2006, we announced that Mylan Tech signed two strategic agreements with Cephalon, Inc. to utilize Mylan Tech’s innovative transdermal technology to address certain pain and central nervous system disorders. Under the terms of the agreements, Mylan and Cephalon will collaborate with the intent to create, develop and commercialize branded transdermal products in exchange for the payment to Mylan Tech of milestones and ongoing royalties based on net sales of the products.
      On February 28, 2006, Bristol-Myers Squibb Company (“BMS”) and Somerset Pharmaceuticals, Inc. (“Somerset”), our 50% owned joint venture between Mylan and Watson Pharmaceuticals, Inc., announced that the FDA approved EMSAM® (selegiline transdermal system), the first transdermal patch for the treatment of major depressive disorder. In the prior fiscal year, Somerset entered into an agreement with BMS for the commercialization and distribution of EMSAM. EMSAM patches are manufactured by Mylan Tech. The product was launched in early fiscal 2007.
      The future success of our generic products is partially dependent upon continued increasing market acceptance of generic products as substitutes for existing products. Additionally, we expect that our future growth will result from continuously launching new products, including an emphasis on the development or acquisition of new products that may attain FDA first-to-file status, as well as the pursuit of products that are difficult to formulate or for which the active pharmaceutical ingredient is difficult to obtain. For our branded products, growth will be driven through internal development of unique and innovative products and by our ability, through continued marketing efforts, to increase prescriptions for our current products. In addition, for generic and branded products or branded generic products, we intend to continue to seek complementary strategic acquisitions of companies as well as products.
Product Development
      Research and development efforts are conducted primarily to enable us to develop, manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Research and development expenses were $102.1 million, $87.9 million and $100.8 million in fiscal 2006, 2005 and 2004, respectively. Our research and development strategy may include the following areas:

•	development of controlled-release technologies and the application of these technologies to reference products;

•	development of NDA and ANDA transdermal and polymer film products;

•	development of drugs technically difficult to formulate or manufacture because of either unusual factors that affect their stability or bioequivalence or unusually stringent regulatory requirements;

•	development of drugs that target smaller, specialized or underserved markets;

•	development of generic drugs that represent first-to-file opportunities;

•	expansion of our existing solid oral dosage product portfolio, including with respect to additional dosage strengths;

•	completion of additional preclinical and clinical studies for approved NDA products required by the FDA, known as post-approval (Phase IV) commitments; and

•	conducting of life cycle management studies intended to further define the profile of products subject to pending or approved NDAs.
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
      New Drug Application (“NDA”). An NDA is filed when approval is sought to market a drug with active ingredients that have not been previously approved by the FDA. NDAs are filed for newly developed brand products and, in certain instances, for a new dosage form, a new delivery system, or a new indication for previously approved drugs.

      Abbreviated New Drug Application (“ANDA”). An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA’s “Orange Book” or for a new dosage strength or a new delivery system for a drug previously approved under an ANDA.
      One requirement for FDA approval of NDAs and ANDAs is that our manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices (“cGMP”). The requirements for FDA approval encompass all aspects of the production process, including validation and recordkeeping, and involve changing and evolving standards.
Generic Product Development
      FDA approval of an ANDA is required before marketing a generic equivalent of a drug approved under an NDA or for a previously unapproved dosage strength or delivery system for a drug approved under an ANDA. The ANDA development process is generally less time consuming and complex than the NDA development process. It typically does not require new preclinical and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process however, does require one or more bioequivalence studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of another formulation containing the same active ingredient. When established, bioequivalence confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect.
      Supplemental ANDAs are required for approval of various types of changes to an approved application, and these supplements may be under review for six months or more. In addition, certain types of changes may only be approved once new bioequivalence studies are conducted or other requirements are satisfied.
      During fiscal 2006, Mylan received 16 application approvals from the FDA, consisting of 11 final ANDA approvals, four tentative ANDA approvals and one supplemental ANDA approval for a new product strength. This ability to succeed in obtaining new product approvals has been made possible by Mylan’s continued commitment to, and investment in, research and development and legal costs in the form of patent challenges.
      As of March 31, 2006, Mylan had 56 ANDAs and five supplemental ANDAs for new product strengths pending FDA approval, which represent products with calendar year 2005 brand sales of approximately $47.0 billion. Of these 61 applications, 17 have been granted tentative approval/approvable status and represent approximately $20.0 billion in calendar year 2005 brand sales. Because generic products have selling prices which are generally lower than their branded counterparts, sales of generic products will not generate the same level of net revenues as sales of an equivalent number of units of branded products.
      A large number of high-value branded pharmaceutical patent expirations are expected over the next five years. The current estimated U.S. annual brand sales for such products are approximately $72.0 billion. These patent expirations should provide additional generic product opportunities. We intend to concentrate our generic product development activities on brand products with significant U.S. sales in specialized or growing markets or in areas that offer significant opportunities and other competitive advantages. In addition, we intend to continue to focus our development efforts on technically difficult-to-formulate products or products that require advanced manufacturing technology.
Brand Product Development
      The process required by the FDA before a previously unapproved pharmaceutical product may be marketed in the U.S. generally involves the following:

•	laboratory and preclinical tests;

•	submission of an Investigational New Drug (“IND”) application, which must become effective before clinical studies may begin;

•	adequate and well-controlled human clinical studies to establish the safety and efficacy of the proposed product for its intended use;

•	submission of an NDA containing the results of the preclinical tests and clinical studies establishing the safety and efficacy of the proposed product for its intended use, as well as extensive data addressing matters such as manufacturing and quality assurance;

•	scale-up to commercial manufacturing; and

•	FDA approval of an NDA.
      Preclinical tests include laboratory evaluation of the product, its chemistry, formulation and stability, as well as toxicology and pharmacology studies to help define the pharmacological profile of the drug and assess the potential safety and efficacy of the product. The results of these studies are submitted to the FDA as part of the IND. They must demonstrate that the product delivers sufficient quantities of the drug to the bloodstream or intended site of action to produce the desired therapeutic results before human clinical trials may begin. These studies must also provide the appropriate supportive safety information necessary for the FDA to determine whether the clinical studies proposed to be conducted under the IND can safely proceed. The IND automatically becomes effective 30 days after receipt by the FDA unless the FDA, during that 30-day period, raises concerns or questions about the conduct of the proposed trials as outlined in the IND. In such cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials may begin. In addition, an independent institutional review board must review and approve any clinical study prior to initiation.
      Human clinical studies are typically conducted in three sequential phases:

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
      The results of the product development, preclinical studies and clinical studies are then submitted to the FDA as part of the NDA. The NDA drug development and approval process could take from three to more than 10 years.
Patents, Trademarks and Licenses
      We own or license a number of patents in the U.S. and foreign countries covering certain products and have also developed brand names and trademarks for other products. Generally, the brand pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. Following patent expiration, brand products often continue to have market viability based upon the goodwill of the product name, which typically benefits from trademark protection. We consider the overall protection of our patents, trademarks and license rights to be of material value and act to prevent these rights from infringement. However, our business is not dependent upon any single patent, trademark or license.
Customers and Marketing
      We market our generic products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies, group purchasing organizations and others within the U.S. We also market our generic products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, pharmacy benefit management companies and government entities. These customers, called “indirect customers”, purchase our products primarily through our wholesale customers.
      Consistent with industry practice, we have a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. See the Application of Critical Accounting Policies section of our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for discussion of all of our revenue provisions.
      Sales of products to AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation represented approximately 16%, 14% and 17%, respectively, of net revenues in fiscal 2006. Sales of products to AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation represented approximately 11%, 19% and 16%, respectively, of net revenues in fiscal 2005. Sales of products to Cardinal Health, Inc. and McKesson Corporation represented approximately 21% and 15%, respectively, of net revenues in fiscal 2004.
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
      The pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological changes, and we expect competition to intensify as technological advances are made. We intend to compete in this marketplace by developing generic therapeutic equivalents to brand products that offer unique marketing opportunities and developing or licensing brand pharmaceutical products that are either patented or proprietary and that are primarily for indications having relatively large patient populations or that have limited or inadequate treatments available.
Product Liability
      Product liability litigation represents an inherent risk to firms in the pharmaceutical industry. Our insurance coverage at any given time reflects market conditions, including cost and availability, existing at the time the policy is written, and the decision to obtain insurance coverage or to self-insure varies accordingly.
      Currently, we utilize a combination of self-insurance (through our wholly owned captive insurance subsidiary) and traditional third-party insurance policies to cover product liability claims. For the current policy period, which began on September 30, 2005 and ends on September 30, 2006, we are self-insured for certain coverage relating to product liability claims including the first $10.0 million of costs incurred.
Raw Materials
      The active pharmaceutical ingredients and other materials and supplies used in our pharmaceutical manufacturing operations are generally available and purchased from many different foreign and domestic suppliers. However, in some cases, the raw materials used to manufacture pharmaceutical products are available only from a single FDA-approved supplier. Even when more than one supplier exists, we may choose, and in some cases have chosen only to list, one supplier in our applications submitted to the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA.
Government Regulation
      All pharmaceutical manufacturers are subject to extensive, complex and evolving regulation by the federal government, principally the FDA, and, to a lesser extent, other federal and state government agencies. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, the Waxman-Hatch Act, the Generic Drug Enforcement Act, and other federal government statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of products.
      FDA approval is required before any new drug can be marketed. The FDA requires extensive testing of new pharmaceutical products to demonstrate that such products are both safe and effective in treating the indications for which approval is sought. Testing in humans may not be commenced until after an IND exemption is granted by the FDA. An NDA or supplemental NDA must be submitted to the FDA both for new drugs that have not been previously approved by the FDA and for new combinations of, new indications for or new delivery methods for previously approved drugs.
      FDA approval of an ANDA is required before a generic equivalent of an existing or referenced brand drug can be marketed. The ANDA process is abbreviated in that the FDA waives the requirement of conducting complete preclinical and clinical studies and, instead, relies on bioequivalence studies.
      A sponsor of an NDA is required to identify in its application any patent that claims the drug or a use of the drug that is the subject of the application. Upon NDA approval, the FDA lists the approved drug product and these patents in the “Orange Book”. Any applicant that files an ANDA seeking approval of a generic equivalent version of a referenced brand drug before expiration of the referenced patent(s) must certify to the FDA either that the listed patent is not infringed or that it is invalid or unenforceable (a Paragraph IV certification). If the holder of the NDA sues claiming infringement within 45 days of notification by the applicant, the FDA may not approve the ANDA application until the earlier of a court decision favorable to the ANDA applicant has been rendered or the expiration of 30 months.
      In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent, market exclusivity, during which the FDA cannot approve an application for a bioequivalent product. If the listed drug is a new chemical entity, the FDA may not accept an ANDA for a bioequivalent product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity but the holder of the NDA-conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for a bioequivalent product before expiration of three years. Certain other periods of exclusivity may be available if the listed drug is indicated for treatment of a rare disease or is studied for pediatric indications.
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
      Medicaid, Medicare and other reimbursement legislation or programs govern reimbursement levels and require all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual states. The required rebate is currently 11% of the average manufacturer’s price for sales of Medicaid-reimbursed products marketed under ANDAs. Sales of Medicaid-reimbursed products marketed under NDAs generally require manufacturers to rebate the greater of approximately 15% of the average manufacturer’s price or the difference between the average manufacturer’s price and the best price during a specific period. We believe that federal or state governments may continue to enact measures aimed at reducing the cost of drugs to the public.

      Under Part D of the Medicare Modernization Act, beginning January 1, 2006, Medicare beneficiaries are eligible to obtain discounted prescription drug coverage from private sector providers. It is difficult to predict the impact the Medicare prescription drug coverage benefit will have on pharmaceutical companies. Usage of pharmaceuticals may increase as a result of the expanded access to medicines afforded by the new Medicare prescription drug benefit. However, such potential sales increases may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers who are negotiating on behalf of Medicare beneficiaries.
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
Employees
      We employ approximately 2,900 persons, approximately 900 of whom serve in clerical, sales and management capacities. The remaining employees are engaged in production and maintenance activities.
      The production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the United Steelworkers of America (USW) (AFL-CIO) and its Local Union 957-AFL-CIO under a contract that expires on April 15, 2007.
Backlog
      At May 4, 2006, open orders were approximately $61.3 million. Because of the relatively short lead time required in filling orders for our products, we do not believe these backlog amounts bear a significant relationship to sales or income for any full 12-month period.
Securities Exchange Act Reports
      The Company maintains an Internet website at the following address: www.mylan.com. We make available on or through our Internet website certain reports and amendments to those reports that we file with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Annual Report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.
ITEM 1A. Risk Factors
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

OUR FUTURE REVENUE GROWTH AND PROFITABILITY ARE DEPENDENT UPON OUR ABILITY TO DEVELOP AND/ OR LICENSE, OR OTHERWISE ACQUIRE, AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS IN RELATION TO OUR COMPETITORS’ PRODUCT INTRODUCTIONS. OUR FAILURE TO DO SO SUCCESSFULLY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
      Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully develop and/or license, or otherwise acquire and commercialize new generic and patent or statutorily protected (usually brand) pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established, and the market is not yet proven. Likewise, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing any of the products that we are developing or licensing (including, without limitation, nebivolol) on a timely basis, if at all, which could adversely affect our product introduction plans, financial position and results of operations and could cause the market value of our common stock to decline.
      FDA approval is required before any prescription drug product, including generic drug products, can be marketed. The process of obtaining FDA approval to manufacture and market new and generic pharmaceutical products is rigorous, time-consuming, costly and largely unpredictable. We, or a partner, may be unable to obtain requisite FDA approvals on a timely basis for new generic or brand products that we may develop, license or otherwise acquire. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that FDA approval is denied or delayed we could be exposed to the risk of this inventory becoming obsolete. The timing and cost of obtaining FDA approvals could adversely affect our product introduction plans, financial position and results of operations and could cause the market value of our common stock to decline.
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
A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR NET REVENUES, GROSS PROFIT OR NET EARNINGS FROM TIME TO TIME. IF THE VOLUME OR PRICING OF ANY OF THESE PRODUCTS DECLINES, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
      Sales of a limited number of our products often represent a significant portion of our net revenues, gross profit and net earnings. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.
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
      The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex, and as discussed elsewhere in this Form 10-K, we and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the U.S. Department of Justice with respect to Medicaid reimbursement and rebates. Our calculations and methodologies are currently being reviewed internally and likewise are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. In addition, because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors.
      In addition, as also disclosed in this Form 10-K, a number of state and federal government agencies are conducting investigations of manufacturers’ reporting practices with respect to Average Wholesale Prices (“AWP”), in which they have suggested that reporting of inflated AWP has led to excessive payments for prescription drugs. We and numerous other pharmaceutical companies have been named as defendants in various actions relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.
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
      Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. Typically, research expenses related to the development of innovative compounds and the filing of NDAs are significantly greater than those expenses associated with ANDAs. As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs (including, without limitation, nebivolol), our, or a partner’s, research and development expenditures may not result in the successful introduction of FDA approved new pharmaceutical products. Also, after we submit an NDA or ANDA, the FDA may request that we conduct additional studies and as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.
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
THE USE OF LEGAL, REGULATORY AND LEGISLATIVE STRATEGIES BY COMPETITORS, BOTH BRAND AND GENERIC, INCLUDING “AUTHORIZED GENERICS” AND CITIZEN’S PETITIONS, AS WELL AS THE POTENTIAL IMPACT OF PROPOSED LEGISLATION, MAY INCREASE OUR COSTS ASSOCIATED WITH THE INTRODUCTION OR MARKETING OF OUR GENERIC PRODUCTS, COULD DELAY OR PREVENT SUCH INTRODUCTION AND/ OR SIGNIFICANTLY REDUCE OUR PROFIT POTENTIAL. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
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

      Some companies have lobbied Congress for amendments to the Waxman-Hatch legislation that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.
      If proposals like these were to become effective, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced or eliminated, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
THE INDENTURE FOR OUR SENIOR NOTES AND OUR SENIOR SECURED CREDIT FACILITY IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM CAPITALIZING ON BUSINESS OPPORTUNITIES AND TAKING SOME ACTIONS. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
      The indenture for our Senior Notes and senior secured credit facility impose significant operating and financial restrictions on us. These restrictions will limit the ability of us and our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, our senior secured credit facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
OUR ABILITY TO SERVICE OUR DEBT AND MEET OUR CASH REQUIREMENTS DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
      Our ability to satisfy our obligations, including our Senior Notes and our senior secured credit facility, will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow, we may be required to: refinance all or a portion of our debt, including the notes and our senior secured credit facility; obtain additional financing in the future for acquisitions, working capital, capital expenditures and general corporate or other purposes; redirect a substantial portion of our cash flow to debt service, which as a result, might not be available for our operations or other purposes; sell some of our assets or operations; reduce or delay capital expenditures; or revise or delay our operations or strategic plans. If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our senior secured credit facility and the indenture governing the notes. The increased leverage resulting from the financing of our Dutch Auction self-tender offer through our notes offering and our senior secured credit facility could have certain material adverse effects on us, including limiting our ability to obtain additional financing and reducing cash available for our operations and acquisitions. As a result, our ability to withstand competitive pressures may be decreased and, we may be more vulnerable to economic downturns, which in turn could reduce our flexibility in responding to changing business, regulatory and economic conditions. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
      We typically purchase the active pharmaceutical ingredient (i.e. the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers.
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
      The Company utilizes controlled substances in certain of its current products and products in development and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the Drug Enforcement Administration (“DEA”). These regulations relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA limits the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA for procurement quota in order to obtain these substances. Any delay or refusal by the DEA in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
      Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports. We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the New York Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control systems, and attestations as to the effectiveness of these systems by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

ITEM 1B.	Unresolved Staff Comments
      None.

ITEM 2.	Properties
      We maintain various facilities in the U.S. and Puerto Rico. These facilities are used for research and development, manufacturing, warehousing, distribution and administrative functions and consist of both owned and leased properties.
      The following summarizes the properties used to conduct our operations:

Location	Status	Primary Use

North Carolina	Owned	Distribution Warehousing
West Virginia	Owned	Manufacturing Warehousing Research and Development Administrative
	Leased	Warehousing Administrative
Illinois	Owned	Manufacturing Warehousing Administrative
	Leased	Warehousing
Puerto Rico	Owned	Manufacturing Warehousing Administrative
Texas	Owned	Manufacturing Warehousing
Vermont	Owned	Manufacturing Research and Development Administrative Warehousing
Pennsylvania	Owned	Administrative

      All facilities are in good operating condition. The machinery and equipment are well-maintained, and the facilities are suitable for their intended purposes and have capacities adequate for current operations.

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
Omeprazole
      In fiscal 2001, MPI filed an ANDA seeking approval from the FDA to manufacture, market and sell omeprazole delayed release capsules and made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied, and a non-jury trial commenced on April 3, 2006.
Lorazepam and Clorazepate
      On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws, meaning the amount of the verdict could be trebled and an award of attorneys’ fees and litigation costs could be made to the plaintiffs. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. The Company filed a motion for judgment as a matter of law, a motion for a new trial and a motion to reduce verdict, all of which remain pending before the court. If the Company’s post-verdict motions are denied, the Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.
Pricing and Medicaid Litigation
      On June 26, 2003, MPI and UDL received requests from the U.S. House of Representatives Energy and Commerce Committee seeking information about certain products sold by MPI and UDL in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. MPI and UDL are cooperating with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ attorneys general (“AG”) have also sent letters to MPI, UDL and Mylan Bertek, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.

      Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi, Missouri and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the Massachusetts and Alabama AG actions discussed below, Mylan Labs and its subsidiaries either have not yet been required to respond to the complaints or have motions to dismiss pending. The Company previously reported that the U.S. District Court for the District of Massachusetts had dismissed the complaint filed by the Massachusetts AG without prejudice and with leave to amend. The Massachusetts AG since filed an amended complaint which survived motions to dismiss, and Mylan Labs answered on November 14, 2005, denying liability. In addition, the Alabama AG filed a second amended complaint which has survived motions to dismiss, and Mylan Labs, MPI and UDL answered on January 30, 2006, denying liability. Lastly, we have been advised that Mylan Labs and MPI have been included as defendants in an AWP complaint filed by the state of Hawaii. Neither entity, however, has been served with a complaint in that action. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.
      In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. To the best of MPI’s information, the investigation is in its early stages. MPI is collecting information requested by the government and is cooperating fully with the government’s investigation.
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
      Our common stock is traded on the New York Stock Exchange under the symbol “MYL.” The following table sets forth the quarterly high and low sales prices for our common stock for the periods indicated:

Fiscal 2006	High	Low

First quarter	$20.03	$15.21
Second quarter	20.00	17.19
Third quarter	21.69	18.29
Fourth quarter	25.00	19.05

Fiscal 2005	High	Low

First quarter	$24.95	$19.80
Second quarter	20.65	14.24
Third quarter	20.00	16.24
Fourth quarter	18.19	15.50
      As of May 1, 2006, there were approximately 137,300 holders of record of our common stock, including those held in street or nominee name.
      In the third quarter of fiscal 2004, the Company’s Board of Directors voted to increase the quarterly dividend by 35% to 3.0 cents per share. During the first quarter of fiscal 2006, the Company’s Board of Directors voted to double the quarterly dividend to 6.0 cents per share, effective with the dividend paid for the first quarter of fiscal 2006. We currently expect to continue the practice of paying regular cash dividends.
      Information regarding the Company’s equity compensation plans is incorporated by reference into ITEM 12 in Part III of this Form 10-K.
      During the quarter ended March 31, 2006, the Company repurchased 1,805,600 shares of common stock as follows:

			Total Number of		Approximate Dollar
	Total		Shares Purchased		Value of Shares
	Number	Average	as Part of		that May Yet Be
	of Shares	Price Paid	Publicly Announced		Purchased Under
Period	Purchased	per Share	Plans or Programs		the Program

January 1, 2006 – January 31, 2006	—	—	—		$39,447,565
February 1, 2006 – February 28, 2006	1,805,600	$21.85	1,805,600	(1)	—
March 1, 2006 – March 31, 2006	—	—	—		—

(1)	On June 14, 2005, in connection with the announcement of a modified “Dutch Auction” self-tender for up to $1.0 billion, which commenced on June 16, 2005 and closed on July 21, 2005, Mylan also announced a $250.0 million follow-on share repurchase program in the open market or otherwise. The follow-on share repurchase program was completed on February 14, 2006.

ITEM 6.	Selected Financial Data
      The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Fiscal Year Ended March 31,	2006	2005	2004	2003	2002

Statements of Earnings:
Total revenues	$1,257,164	$1,253,374	$1,374,617	$1,269,192	$1,104,050
Cost of sales	629,548	629,834	612,149	597,756	480,111

Gross profit	627,616	623,540	762,468	671,436	623,939
Operating expenses:
Research and development	102,057	87,881	100,813	86,748	58,847
Selling, general and administrative	225,754	259,478	201,612	173,070	169,913
Litigation settlements, net	12,417	(25,990)	(34,758)	(2,370)	—

Earnings from operations	287,388	302,171	494,801	413,988	395,179
Interest expense	31,285	—	—	—	—
Other income, net	18,502	10,076	17,807	12,525	13,144

Earnings before income taxes	274,605	312,247	512,608	426,513	408,323
Provision for income taxes	90,063	108,655	177,999	154,160	148,072

Net earnings	$184,542	$203,592	$334,609	$272,353	$260,251

March 31,	2006	2005	2004	2003	2002

Selected balance sheet data:
Total assets	$1,870,526	$2,135,673	$1,885,061	$1,745,223	$1,619,880
Working capital	926,650	1,282,945	1,144,073	962,440	891,598
Deferred revenue	89,417	—	—	—	—
Long-term obligations	22,435	19,325	19,130	19,943	23,883
Long-term debt	685,188	—	—	—	—
Total shareholders’ equity	787,651	1,845,936	1,659,788	1,446,332	1,402,239
Per common share data:
Net earnings
Basic	$0.80	$0.76	$1.24	$0.98	$0.92
Diluted	$0.79	$0.74	$1.21	$0.96	$0.91
Shareholders’ equity — diluted	$3.36	$6.75	$6.01	$5.12	$4.89
Cash dividends declared and paid	$0.24	$0.12	$0.10	$0.08	$0.07
Weighted average common shares outstanding:
Basic	229,389	268,985	268,931	278,789	282,432
Diluted	234,209	273,621	276,318	282,330	286,578

ITEM 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
      The following discussion and analysis, as well as other sections in this Annual Report, should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this report. All references to fiscal years shall mean the 12-month period ended March 31.
      This discussion and analysis may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition, and expected activities and expenditures and at times may be identified by the use of words such as “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described under “Risk Factors” in ITEM 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-K.
Overview
      Mylan Laboratories Inc. and its subsidiaries (the “Company,” “Mylan” or “we”) develop, license, manufacture, market and distribute generic, brand and branded generic pharmaceutical products. Net revenues for fiscal 2006 were $1.24 billion compared to fiscal 2005 revenues of $1.25 billion.
      Consolidated gross profit for fiscal 2006 was $627.6 million compared to $623.5 million in the prior year, an increase of 1%, while gross margins were consistent at approximately 50%. Net earnings for fiscal 2006 were $184.5 million compared to $203.6 million in fiscal 2005, a decrease of $19.0 million or 9%. In the same period, however, earnings per diluted share increased from $0.74 in fiscal 2005 to $0.79 in fiscal 2006. Current year earnings per share were impacted by share buybacks, including a modified “Dutch Auction” self-tender, which closed on July 21, 2005, whereby the Company accepted for payment an aggregate of 51,282,051 shares of its common stock at a purchase price of $19.50 per share. See below for further discussion.
      Additionally, included in the current year results are expenses in the amount of $0.04 per diluted share, net of tax, with respect to a contingent legal liability related to previously disclosed litigation in connection with the Company’s lorazepam and clorazepate products and $0.06 per diluted share, net of tax, of restructuring costs. Included in the financial results for fiscal 2005 were $0.06 per diluted share, net of tax, of income from the favorable settlement of other litigation.
      A more thorough discussion of operating results is provided under the section “Results of Operations”.
      Other factors which impacted the results of fiscal 2006 were:

•	Nebivolol Licensing Agreement — On January 11, 2006, the Company announced an agreement with Forest Laboratories Holdings, Ltd. (“Forest”), a wholly owned subsidiary of Forest Laboratories, Inc., for the commercialization, development and distribution of Mylan’s beta blocker, nebivolol, in the United States (“U.S.”) and Canada. Under the terms of the agreement, Mylan received an up-front payment of $75.0 million, which will be deferred until the commercial launch of the product. Mylan also has the potential to earn future milestone payments as well as royalties based on nebivolol sales. Upon commercial launch, the up-front payment will be amortized into revenue over the remaining term of the license agreement. Forest has assumed all expenses for future nebivolol development programs and will be responsible for all sales and marketing expenses. Mylan has retained an option to co-promote the product in the future.

•	EMSAM® Approval — On February 28, 2006, Bristol-Myers Squibb Company (“BMS”) and Somerset Pharmaceuticals, Inc. (“Somerset”), a joint venture between Mylan and Watson Pharmaceuticals, Inc., announced that the FDA approved EMSAM (selegiline transdermal system), the first transdermal patch for the treatment of major depressive disorder. In the prior fiscal year, Somerset entered into an agreement with BMS for the commercialization and distribution of EMSAM. EMSAM patches are manufactured by Mylan Technologies Inc., a subsidiary of Mylan. The product was launched in early fiscal 2007.

•	Oxybutynin Agreements — On December 20, 2005, Mylan announced that Mylan Pharmaceuticals Inc. (“MPI”) entered into two agreements with Ortho-McNeil Pharmaceutical, Inc. and Alza Corporation relating to oxybutynin chloride extended-release tablets, the generic equivalent of Ditropan XL. Under these agreements, an exclusive supply agreement on all strengths of oxybutynin will be triggered upon a final appellate court decision in the current patent litigation between the parties. Ortho-McNeil has also agreed to supply Mylan with a generic version of Ditropan XL sooner than a final appellate court decision if another generic version enters the market. Additionally, Mylan will be granted a non-exclusive, royalty bearing license to make and sell its ANDA products. The terms of these agreements differ depending upon the final outcome of the pending patent litigation. The terms of the agreements are confidential and subject to a number of conditions, including review by the U.S. Federal Trade Commission. Mylan has received tentative approval and is currently awaiting final approval from the FDA for its 5 mg and 10 mg strengths of oxybutynin. Prior to a final appellate court decision, Mylan retains all of the options that had been available to it with respect to oxybutynin prior to the signing of these agreements.

•	Sale of Apokyn® — On November 24, 2005, the Company announced the sale of the U.S. and Canadian rights for Apokyn to Vernalis plc. Under the terms of the agreement, Mylan received a cash payment of $23.0 million. In addition, Mylan will perform certain transitional services for one year, including supply chain management and customer service assistance. During fiscal 2006, $8.9 million of revenue associated with the sale was recognized and included in other revenues. The remainder, net of certain related assets, has been recorded as deferred revenue and is being recognized over the one-year period.

•	Share Buyback — On July 21, 2005, Mylan closed on its modified “Dutch Auction” self-tender and accepted for payment an aggregate purchase price of approximately $1.0 billion, 51,282,051 shares of its common stock at a price of $19.50 per share.

Subsequent to the completion of the “Dutch Auction” self-tender, Mylan completed a previously announced open market follow-on repurchase by repurchasing 12,595,200 shares of its common stock on the open market for an aggregate purchase price of approximately $250.0 million.

•	Financing — The share buyback described above was financed through Mylan’s existing cash reserves as well as $500.0 million in Senior Notes and a $275.0 million borrowing under a $500.0 million senior secured credit facility. The Senior Notes, which were issued on July 21, 2005, consist of $150.0 million of Senior Notes due 2010, and bearing interest at 5 3/4% per annum, and $350.0 million of Senior Notes due 2015, and bearing interest at 6 3/8 % per annum. The senior secured credit facility, which was also entered into on July 21, 2005, consists of a $225.0 million five-year revolving credit facility, which the Company expects to use for working capital and general corporate purposes, and a $275.0 million five-year term loan. The term loan bears interest at LIBOR plus 150 basis points or prime plus 50 basis points at the Company’s option. The interest rate in effect on the term loan at March 31, 2006, was 6.33%. At March 31, 2006, $188.0 million was outstanding under the term loan and no borrowings were outstanding under the revolving credit facility.

•	Closure of Mylan Bertek — During the first quarter of fiscal 2006, Mylan announced that it was closing Mylan Bertek Pharmaceuticals Inc. (“Mylan Bertek”), its branded subsidiary, and transferring responsibility for selling Mylan Bertek’s products to its other subsidiaries, MPI and UDL Laboratories, Inc. In connection with this restructuring, the Company incurred restructuring charges of $20.9 million, of which $19.9 million was included in selling, general and administrative (“SG&A”) expense. The restructuring charge consisted primarily of employee termination and severance costs associated with the Mylan Bertek sales force, along with lease termination costs and asset write-downs. As of March 31, 2006, the restructuring was substantially completed.

Results of Operations
Fiscal 2006 Compared to Fiscal 2005
Total Revenues and Gross Profit
      Net revenues for fiscal 2006 were $1.24 billion compared to $1.25 billion for fiscal 2005, a decrease of $7.8 million or 1%. In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, customer performance and promotions, price adjustments, returns and chargebacks. See the section titled “Application of Critical Accounting Policies” in this ITEM 7, for a thorough discussion of our methodology with respect to such provisions. For the fiscal year ended March 31, 2006, the most significant amounts charged against gross revenues were for chargebacks in the amount of $1.11 billion and customer performance and promotions in the amount of $160.8 million. For fiscal 2005, chargebacks of $892.6 million and customer performance and promotions of $195.1 million were charged against gross revenues. The increase in the amounts charged against gross revenues for chargebacks in the current year is the result of pricing pressures on certain products in the Company’s portfolio, most notably omeprazole and carbidopa/levodopa, a full year of chargebacks related to fentanyl and an increase in sales to customers who are entitled to chargeback credits. Customer performance and promotions include direct rebates as well as promotional programs. A greater amount was charged against gross revenues for customer performance and promotions in fiscal 2005, primarily due to promotions offered to customers in connection with the launch of fentanyl that occurred in the fourth quarter of the prior fiscal year.
      New products launched during the year contributed $6.7 million to net revenues in fiscal 2006 compared to $87.3 million in fiscal 2005, primarily due to fentanyl, which was launched in the fourth quarter of fiscal 2005. The Company considers a product to be a new product only in the year it is launched. Net revenues in fiscal 2006 however, did realize a significant benefit from a full year of sales of fentanyl, which accounted for over 10% of net revenues, as well as other products which were launched during fiscal 2005. The favorable impact of these products served to offset lower revenue on other products in the Company’s portfolio, most notably omeprazole and carbidopa/ levodopa. Both of these products realized lower net revenues as a result of increased competition. As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products.
      As it relates to other products, the trend generally observed throughout the Company’s product portfolio in fiscal 2006 was favorable volume which essentially offset unfavorable pricing. Doses shipped during fiscal 2006 were 12.6 billion, an increase over fiscal 2005 doses shipped of 12.5 billion.
      The fiscal 2006 results include other revenue of $17.2 million compared to $5.6 million in the prior year. The majority of this increase relates to the sale of Apokyn in the current year, for which $8.9 million of revenue was recognized. The remainder of the increase in fiscal 2006 is related to royalties.
      Gross profit for fiscal 2006 was $627.6 million, an increase of $4.1 million or 1% over fiscal 2005, while gross margins were consistent at approximately 50%. A significant portion of gross profit was comprised of fentanyl. Absent any changes to market dynamics or the current competitive landscape for fentanyl, we expect the product to continue to be a significant contributor to sales and gross profit. Additionally, gross margins in the current year were impacted by favorable product mix, partially offset by lower margins on certain products, such as omeprazole and carbidopa/ levodopa as a result of competition.
Operating Expenses
      Research and development (“R&D”) expense for fiscal 2006 was $102.1 million compared to $87.9 million in fiscal 2005, which represents an increase of $14.2 million or 16%. This increase is primarily due to costs incurred for clinical studies related to nebivolol incurred prior to the outlicensing of the product in the fourth quarter of fiscal 2006, as well as an overall increase in the number of ongoing studies. The Company’s continued commitment to, and investment in, R&D activities have resulted in a robust ANDA pipeline, and it is expected that R&D expenses will continue to increase in future periods.

      SG&A expense for fiscal 2006 was $225.8 million compared to $259.5 million in fiscal 2005, a decrease of $33.7 million or 13%. Included in fiscal 2005 SG&A were costs of $22.9 million related to the terminated acquisition of King Pharmaceuticals, Inc. (“King”). Legal costs also decreased by approximately $9.0 million from fiscal 2005 to fiscal 2006, primarily as a result of the timing of certain litigation. Legal challenges continue to be an integral part of the Company’s strategy and its ability to continue to deliver new generic products to the market.
      The remainder of the change in SG&A during fiscal 2006 is the result of the closure of Mylan Bertek as part of the Company’s restructuring. Charges of $19.9 million were incurred primarily in the first and second quarters related to employee termination and severance costs, lease termination costs and asset write-downs. These costs, which were primarily related to the termination of the Mylan Bertek sales force, resulted in significant cost savings realized throughout the remainder of fiscal 2006.
Litigation Settlements, net
      Litigation settlements during fiscal 2006 consisted primarily of a charge of $12.0 million for a contingent liability with respect to the Company’s previously disclosed lorazepam and clorazepate product litigation. In the prior year, net gains of $26.0 million were recorded with respect to settlement of other litigation.
Interest Expense
      During the second quarter of fiscal 2006, Mylan completed a financing of $500.0 million in Senior Notes and a $500.0 million senior secured credit facility (see “Contractual Obligations” herein). Interest expense related to this financing was $31.3 million for fiscal 2006. Included in interest expense is a commitment fee on the unused portion of the revolving credit facility and the amortization of financing fees.
Other Income, net
      Other income, net of non-operating expenses, was $18.5 million in fiscal 2006 compared to $10.1 million in fiscal 2005. The increase is primarily the result of higher interest and dividend income on our investments in marketable securities as well as less of a loss recorded on our investment in Somerset.
      We own a 50% equity interest in Somerset and account for this investment using the equity method of accounting. The recorded loss in Somerset for fiscal 2006 was $2.5 million compared to a loss of $3.3 million in fiscal 2005. As a result of the launch of EMSAM as previously discussed, we expect to realize income from Somerset in the foreseeable future.
Income Taxes
      The effective income tax rate for fiscal 2006 was 32.8%, a decrease from the fiscal 2005 effective tax rate of 34.8%. During fiscal 2006, we recorded a tax benefit of $7.5 million, primarily related to the resolution of certain tax positions with taxing authorities. These previously uncertain tax positions were resolved through the completion of audits or through the acceptance of our amended return filings. This tax benefit was partially offset by liabilities booked primarily for certain state tax filing positions. Despite our belief that our tax return positions are correct, we have established liabilities in both the current and prior fiscal years for these tax positions that may become payable in the event our positions are not upheld. In addition, the fiscal 2006 effective tax rate benefited from the new domestic production deduction and an increase in tax exempt interest as compared to the prior year, offset by higher state taxes.
Fiscal 2005 Compared to Fiscal 2004
Total Revenues and Gross Profit
      Net revenues for fiscal 2005 were $1.25 billion compared to $1.36 billion for fiscal 2004, a decrease of $107.4 million or 8%. In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, customer performance and promotions, price adjustments, returns and chargebacks. See the section titled “Application of Critical Accounting Policies” in this ITEM 7 for a thorough discussion of our methodology with respect to such provisions. For the fiscal year ended March 31, 2005, the most significant amounts charged against gross revenues were for chargebacks in the amount of $892.6 million and customer performance and promotions in the amount of $195.1 million. For fiscal 2004, chargebacks of $797.1 million and customer performance and promotions of $163.8 million were charged against gross revenues. The increase in the amounts charged against gross revenues for chargebacks in the current year is primarily the result of pricing pressures on certain products in the Company’s portfolio, most notably omeprazole, carbidopa/levodopa and Amnesteemtm, as well as a shift in amounts purchased by customers that are entitled to chargeback credits. Customer performance and promotions include direct rebates as well as promotional programs. The increase in the amounts charged against gross revenues for customer performance and promotions is primarily due to increased gross revenues (from which direct rebates are calculated) and promotions offered to customers in connection with the launch of fentanyl.
      The decrease in net revenues was primarily the result of continued pricing pressure, including the effect of additional competition, on the Company’s product portfolio. Omeprazole, which was launched during the second quarter of fiscal 2004, experienced significantly lower pricing as a direct result of additional generic competition. Increased competition also resulted in unfavorable pricing on Amnesteem and carbidopa/levodopa, which also experienced a loss of market share. As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products. In the near term, it is likely that unfavorable pricing will continue to impact certain products in the Company’s portfolio. Additionally, net revenues were impacted by certain customers that decreased their level of purchases in order to reduce the amount of Mylan’s inventory that they maintain on their shelves.
      Partially offsetting the impact of the items discussed above were increased overall volume and revenues from new products. Despite the additional competition experienced in the current year, omeprazole sales volume increased due primarily to expanding the customer base and capitalizing on a higher generic conversion rate. Also, Mylan was able to establish its position as market leader, based on omeprazole prescriptions dispensed. On an overall basis, volume shipped for the year increased over 5% to 12.5 billion doses compared with the prior year.
      New products launched subsequent to March 31, 2004 contributed net revenues of $87.3 million in the current fiscal year due largely to the launch of fentanyl in January 2005.
      Fiscal 2004 other revenues included $13.9 million from the sale of the U.S. and Canadian rights for sertaconazole nitrate 2% cream.
      Consolidated gross profit for fiscal 2005 was $623.5 million or 49.7% of revenues compared to $762.5 million or 55.5% of revenues in fiscal 2004. The decrease in gross margin is primarily the result of price erosion brought about by additional generic competition on the Company’s portfolio, primarily omeprazole and carbidopa/ levodopa.
Operating Expenses
      R&D expense for fiscal 2005 was $87.9 million compared to $100.8 million in fiscal 2004, which represents a decrease of $12.9 million or 13%. This decrease is due primarily to the completion in late fiscal 2004 of clinical studies related to nebivolol, a product for the treatment of hypertension. The new drug application for nebivolol was submitted to the FDA on April 30, 2004 and accepted for filing by the FDA on June 29, 2004. Partially offsetting the decrease in R&D expenses as a result of nebivolol are increased R&D expenses related to other ongoing studies. The Company’s continued commitment to, and investment in, R&D activities has resulted in a robust ANDA pipeline, with 44 applications pending before the FDA and 27 ANDA approvals in fiscal 2005, more than double the number from just two years ago. As clinical development programs for other products and life cycle management studies are initiated, it is expected that R&D expenses will increase in future periods.
      SG&A expense for fiscal 2005 was $259.5 million compared to $201.6 million in fiscal 2004, an increase of $57.9 million or 29%. Included in SG&A expense for fiscal 2005 are approximately $18.3 million of costs directly related to the terminated King acquisition and an additional $4.6 million of consulting expenses related to the planned integration of the two companies. The remainder of the increase in SG&A expense is due to numerous factors, the most significant of which is payroll and payroll-related costs, which increased by approximately $9.8 million. Additionally, consulting expenses increased as a result of the Company’s implementation of an enterprise resource planning (“ERP”) system, and legal expenses increased as a result of new and ongoing litigation related to patent challenges and other product-related matters. Legal challenges continue to be an integral part of the Company’s strategy and its ability to continue to deliver new generic products to the market.
Litigation Settlements, net
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
      We own a 50% equity interest in Somerset and account for this investment using the equity method of accounting. The recorded loss in Somerset for fiscal 2005 was $3.3 million compared to a loss of $7.1 million in fiscal 2004. The investment in Somerset was reduced to zero during fiscal 2005. As such, in accordance with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, the Company temporarily ceased recording losses on this investment.
Liquidity and Capital Resources
      The Company’s primary source of liquidity continues to be cash flows from operating activities, which were $416.6 million for fiscal 2006. Working capital as of March 31, 2006 was $926.7 million, a decrease of $356.3 million from the balance at March 31, 2005. The majority of this decrease was the result of net sales of marketable securities and lower accounts receivable, net. In addition to long-term borrowings, the Company used existing cash and marketable securities to finance certain transactions described below.
      The decrease in accounts receivable, net, is due to the timing of cash collections since the end of fiscal 2005, primarily with respect to sales of fentanyl, which was launched in the fourth quarter.
      During the third quarter of fiscal 2006, the Company received $23.0 million related to the sale of the U.S. and Canadian rights for Apokyn. In fiscal 2006, $8.9 million of revenue associated with the sale was recognized and included in other revenues. The remainder, net of certain related assets, has been recorded as deferred revenue. During the fourth quarter, Mylan received $75.0 million related to its licensing agreement for nebivolol and has the potential to earn future milestone payments as well as royalties on nebivolol sales. Mylan also received payments totaling $20.0 million with respect to other licensing agreements. These payments, along with the $75.0 million, are also included in deferred revenue.
      Cash provided by investing activities during fiscal 2006 was $195.1 million. Of the Company’s $1.9 billion of total assets at March 31, 2006, $518.1 million was held in cash, cash equivalents and marketable securities.

Investments in marketable securities consist of a variety of high credit quality debt securities, including U.S. government, state and local government, and corporate obligations. These investments are highly liquid and available for working capital needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.
      Capital expenditures during fiscal 2006 were $103.7 million. These expenditures were incurred primarily with respect to the Company’s planned expansions and the implementation of an ERP system. The Company anticipates that the majority of the remaining expenditures related to planned expansions and the ERP implementation will occur in fiscal 2007 and therefore expects capital expenditures for fiscal 2007 to be approximately $100.0 million.
      Cash used in financing activities was $599.3 million for fiscal 2006. A total of $1.26 billion was used during fiscal 2006 to repurchase Mylan common stock. Of this, $1.0 billion was used to repurchase shares as part of the Company’s modified “Dutch Auction” self-tender, with the remainder used to pay for expenses related to the self-tender and to repurchase shares under a previously announced open market follow-on repurchase program. In total, approximately 12.6 million shares were repurchased under the repurchase program in fiscal 2006 for approximately $250.0 million.
      Cash proceeds of $775.0 million from the issuance of debt were received in the current year and used to partially finance the stock buybacks described above. During the fourth quarter of fiscal 2006, the Company made an optional principal payment of $85.0 million on its term loan, in addition to the required 1% annual amortization. This amount was in excess of the mandatory repayment obligation. Financing fees of $14.7 million were paid during fiscal 2006.
      In order to provide additional operating leverage, if necessary, the Company maintains a revolving credit facility under its senior credit facility providing for borrowing of up to $225.0 million. As of March 31, 2006, no funds were advanced under this facility.
      Also included in cash flows from financing activities are proceeds of $56.9 million from the exercise of stock options and cash dividends paid of $49.8 million. In the first quarter of fiscal 2006, the Board of Directors voted to double the amount of the quarterly dividend to 6.0 cents per share from 3.0 cents per share, effective with the dividend paid for the first quarter of fiscal 2006.
      Additionally, included in financing activities in fiscal 2006 was a $21.8 million change in the amount of outstanding checks in excess of cash in our primary disbursement accounts. The Company utilizes a cash management system under which uncleared checks in excess of the cash balance in the bank account at the end of the reporting period are shown as a book cash overdraft. The Company transfers cash on an as-needed basis to fund clearing checks. The Company does not incur any financing charges with respect to this arrangement.
      The Company is involved in various legal proceedings that are considered normal to its business (see Note 16 to the Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations.
      The Company is actively pursuing, and is currently involved in, joint projects related to the development, distribution and marketing of both generic and brand products. Many of these arrangements provide for payments by or to the Company upon the attainment of specified milestones. While these arrangements help to reduce the financial risk for unsuccessful projects, fulfillment of specified milestones resulting in either cash inflows or outflows or the occurrence of other obligations may result in fluctuations in cash flows.
      The Company is continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, the Company may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity.

Contractual Obligations
      The following table summarizes our contractual obligations at March 31, 2006 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than	One-Three	Three-Five
As of March 31, 2006	Total	One Year	Years	Years	Thereafter

(in thousands)
Operating leases	$9,911	$3,944	$5,466	$321	$180
Other long-term obligations	22,435	1,821	5,463	5,463	9,688
Long-term debt	691,927	6,739	8,250	176,938	500,000
Scheduled interest payments	286,889	42,660	122,817	47,967	73,445
Revolving credit facility	—	—	—	—	—
Letter of credit	975	975	—	—	—

	$1,012,137	$56,139	$141,996	$230,689	$583,313

      We lease certain real property under various operating lease arrangements that expire generally over the next eight years. These leases generally provide us with the option to renew the lease at the end of the lease term. We have also entered into agreements to lease vehicles, which are typically 24 to 36 months, for use by our key employees.
      Long-term debt consists of $500.0 million in Senior Notes and a $275.0 million borrowing under a $500.0 million senior secured credit facility. The Senior Notes consist of $150.0 million of Senior Notes due 2010, and bearing interest at 5 3/4% per annum (the “2010 Notes”), and $350.0 million of Senior Notes due 2015, and bearing interest at 6 3/8 % per annum (the “2015 Notes”, and collectively, the “Notes”). The Senior Notes were originally issued on July 21, 2005, but were exchanged on January 14, 2006 in accordance with a registration rights agreement in a transaction consummated on January 19, 2006. The form and terms of the Senior Notes are identical in all material respects to the original notes except the transfer restrictions, registration rights and additional interest provisions relating to the original notes do not apply to the Notes. The senior secured credit facility, which was also entered into on July 21, 2005, consists of a $225.0 million five-year revolving credit facility, which the Company expects to use for working capital and general corporate purposes, and a $275.0 million five-year term loan, of which the balance is approximately $188.0 million at March 31, 2006. The term loan bears interest at LIBOR plus 150 basis points or prime plus 50 basis points at the Company’s option. The interest rate in effect on the term loan at March 31, 2006 was 6.33%. No borrowings were outstanding under the revolving credit facility at March 31, 2006.
      Scheduled interest payments represent the estimated interest payments on the Notes and the senior secured credit facility. Variable debt interest payments are estimated using current interest rates, as discussed above.
      Other long-term obligations, primarily deferred compensation, consist of the discounted future payments under individually negotiated agreements with certain key employees and directors.
      In addition to the above, the Company has entered into various product licensing and development agreements. In some of these arrangements, we provide funding for the development of the product or obtain the rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Because milestones represent the completion of specific contractual events and it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded on the Company’s Consolidated Balance Sheet. In the event that all projects are successful, milestone and development payments of approximately $13.7 million would be paid.
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
Application of Critical Accounting Policies
      Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. The Company has identified the following to be its critical accounting policies: the determination of net revenue provisions and the impact of existing legal matters.
Net Revenue Provisions
      Net revenues are recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks, and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net revenues and accounts receivable and within other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $381.8 million and $349.4 million at March 31, 2006 and 2005, respectively. Other current liabilities include $60.4 million and $51.8 million at March 31, 2006 and 2005, respectively for certain rebates and other adjustments that are paid to indirect customers.
      The following is a rollforward of the most significant provisions for estimated sales allowances during fiscal year ended March 31, 2006:

			Current Provision
	Balance at	Checks/Credits	Related to Sales	Balance at
	March 31,	Issued to Third	Made in the	March 31,
	2005	Parties	Current Period	2006
(in thousands)
Chargebacks	$166,066	$(1,081,389)	$1,106,560	$191,237
Customer performance and promotions	$69,802	$(167,837)	$160,797	$62,762
Returns	$46,544	$(39,177)	$44,401	$51,768
      The accrual for chargebacks increased primarily as a result of continued pricing pressures on certain products in the Company’s portfolio, most notably omeprazole and carbidopa/ levodopa, as well as an increase in amounts purchased by customers that are entitled to chargeback credits. No material amounts included in the provision for chargebacks recorded in the current period relate to sales made in the prior period.
      Provisions for estimated discounts, rebates, promotional and other credits require a lower degree of subjectivity and are less complex in nature yet, combined, represent a significant portion of the overall provisions. These provisions are estimated based on historical payment experience, historical relationship to revenues, estimated customer inventory levels and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Others, such as price adjustments, returns and chargebacks, require management to make more subjective judgments and evaluate current market conditions. These provisions are discussed in further detail below.

      Price Adjustments — Price adjustments, which include shelf stock adjustments, are credits issued to reflect decreases in the selling prices of our products. Shelf stock adjustments are based upon the amount of product that our customers have remaining in their inventories at the time of the price reduction. Decreases in our selling prices and the issuance of credits are discretionary decisions made by us to reflect market conditions. Amounts recorded for estimated price adjustments are based upon specified terms with direct customers, estimated launch dates of competing products, estimated declines in market price, and, in the case of shelf stock adjustments, estimates of inventory held by the customer. In most cases, data with respect to the level of inventory held by the customer is obtained directly from certain of our largest customers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end-user demand. Such information allows us to assess the impact that a price adjustment will have given the quantity of inventory on hand. We regularly monitor these and other factors and evaluate our reserves and estimates as additional information becomes available.
      Returns — Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. This period is known based on the shelf lives of our products at the time of shipment. Additionally, we consider factors such as levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance in the market of additional generic competition, changes in formularies or launch of over-the-counter products, to name a few, and make adjustments to the provision for returns in the event that it appears that actual product returns may differ from our established reserves. We obtain data with respect to the level of inventory in the channel directly from certain of our largest customers. Although the introduction of additional generic competition does not give our customers the right to return product outside of our established policy, we do recognize that such competition could ultimately lead to increased returns. We analyze this on a case-by-case basis, when significant, and make adjustments to increase our reserve for product returns as necessary.
      Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. The Company also markets products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” Mylan enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler’s invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. For the latter, in most cases, inventory levels are obtained directly from certain of our largest wholesalers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end-user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available.
Legal Matters
      The Company is involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material impact on the

Company’s financial position or results of operations, such estimates are considered to be critical accounting estimates. During fiscal 2006, the Company recorded an accrual of $12.0 million following a jury verdict of approximately that amount in the Company’s lorazepam and clorazepate litigation. See ITEM 3, “Legal Proceedings,” for further discussion. After a review of all other legal proceedings in which we are involved, it was determined at March 31, 2006, that the conditions mentioned above were not met. The Company will continue to evaluate all legal matters as additional information becomes available.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. The Company has adopted SFAS No. 123(R) effective April 1, 2006. Based on the amount of options outstanding for which the requisite service has not yet been rendered by the employee, the Company expects to incur costs of approximately $11.0 million, net of tax, in fiscal 2007 as a result of the adoption of this standard.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The Company is subject to market risk from changes in the market values of investments in its marketable securities and interest rate risk from changes in interest rates associated with its long-term debt.
      In addition to marketable debt and equity securities, investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.
      The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at March 31, 2006 and 2005:

	2006	2005

(in thousands)
Marketable debt securities	$362,458	$667,170
Marketable equity securities	5,545	3,178

	$368,003	$670,348

Marketable Debt Securities
      The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment grade credit ratings. At March 31, 2006, the Company had invested $362.5 million in marketable debt securities, of which $82.4 million will mature within one year and $280.1 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $280.1 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $14.0 million change in marketable debt securities.

Long-Term Debt
      On July 21, 2005, the Company issued $500.0 million in Senior Notes with fixed interest rates (which were exchanged for registered notes, as described previously) and entered into a $500.0 million senior secured credit facility (the “Credit Facility”). The Credit Facility consists of a $225.0 million five-year revolving credit facility (the “Revolving Credit Facility”) and a $275.0 million five-year term loan (the “Term Loan”). Loans under the Revolving Credit Facility bear interest at a rate equal to either LIBOR plus 1.25% or prime plus 0.25% per annum, at the Company’s option, and the Term Loan bears interest at a rate equal to LIBOR plus 1.50% per annum or prime plus 0.50% per annum, also at the Company’s option. At March 31, 2006, no amounts have been drawn under the revolving credit facility, and approximately $188.0 million is outstanding under the Term Loan.
      Generally, the fair market value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of March 31, 2006, the carrying value of our long-term debt approximated fair value. A 10% change in interest rates on the term loan would result in a change in interest expense of approximately $1.2 million per year.

ITEM 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements and
Supplementary Financial Information

Mylan Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

March 31,	2006	2005

Assets
Current assets:
Cash and cash equivalents	$150,124	$137,733
Marketable securities	368,003	670,348
Accounts receivable, net	242,193	297,334
Inventories	279,008	286,267
Deferred income tax benefit	137,672	119,327
Prepaid expenses and other current assets	14,900	17,443

Total current assets	1,191,900	1,528,452
Property, plant and equipment, net	406,875	336,719
Intangible assets, net	105,595	120,493
Goodwill	102,579	102,579
Other assets	63,577	47,430

Total assets	$1,870,526	$2,135,673

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Trade accounts payable	$76,859	$78,114
Income taxes payable	12,963	44,123
Current portion of long-term obligations	4,336	1,586
Cash dividends payable	12,605	8,078
Other current liabilities	158,487	113,606

Total current liabilities	265,250	245,507
Deferred revenue	89,417	—
Long-term debt	685,188	—
Other long-term obligations	22,435	19,325
Deferred income tax liability	20,585	24,905

Total liabilities	1,082,875	289,737

Shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000 Shares issued: none	—	—
Common stock — par value $0.50 per share
Shares authorized: 600,000,000 in 2006 and 2005
Shares issued: 309,150,251 in 2006 and 304,434,724 in 2005	154,575	152,217
Additional paid-in capital	418,954	354,172
Retained earnings	1,939,045	1,808,802
Accumulated other comprehensive earnings	2,450	870

	2,515,024	2,316,061
Less treasury stock — at cost
Shares: 98,971,431 in 2006 and 35,129,643 in 2005	1,727,373	470,125

Total shareholders’ equity	787,651	1,845,936

Total liabilities and shareholders’ equity	$1,870,526	$2,135,673

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Consolidated Statements of Earnings
(in thousands, except per share data)

Fiscal Year Ended March 31,	2006	2005	2004

Revenues:
Net revenues	$1,239,988	$1,247,785	$1,355,150
Other revenues	17,176	5,589	19,467

Total revenues	1,257,164	1,253,374	1,374,617
Cost of sales	629,548	629,834	612,149

Gross profit	627,616	623,540	762,468
Operating expenses:
Research and development	102,057	87,881	100,813
Selling, general and administrative	225,754	259,478	201,612
Litigation settlements, net	12,417	(25,990)	(34,758)

Total operating expenses	340,228	321,369	267,667

Earnings from operations	287,388	302,171	494,801
Interest expense	31,285	—	—
Other income, net	18,502	10,076	17,807

Earnings before income taxes	274,605	312,247	512,608
Provision for income taxes	90,063	108,655	177,999

Net earnings	$184,542	$203,592	$334,609

Earnings per common share:
Basic	$0.80	$0.76	$1.24

Diluted	$0.79	$0.74	$1.21

Weighted average common shares outstanding:
Basic	229,389	268,985	268,931

Diluted	234,209	273,621	276,318

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share and per share data)

Fiscal Year Ended March 31,	2006	2005	2004

Common stock — shares issued:
Shares at beginning of year	304,434,724	303,553,121	300,904,262
Stock options exercised	4,715,527	881,603	2,648,859

Shares at end of year	309,150,251	304,434,724	303,553,121

Treasury stock:
Shares at beginning of year	(35,129,643)	(35,129,643)	(29,143,443)
Issuance of restricted stock	35,463	—	472,500
Stock purchases	(63,877,251)	—	(6,458,700)

Shares at end of year	(98,971,431)	(35,129,643)	(35,129,643)

Common shares outstanding	210,178,820	269,305,081	268,423,478

Common stock, $0.50 par:
Balance at beginning of year	$152,217	$151,777	$150,452
Stock options exercised	2,358	440	1,325

Balance at end of year	154,575	152,217	151,777

Additional paid-in capital:
Balance at beginning of year	354,172	338,143	304,350
Stock options exercised	54,531	9,628	25,342
Issuance of restricted stock	181	—	5,656
Unearned compensation	3,142	3,901	(9,352)
Tax benefit of stock option plans	7,221	2,500	12,159
Other	(293)	—	(12)

Balance at end of year	418,954	354,172	338,143

Retained earnings:
Balance at beginning of year	1,808,802	1,637,497	1,330,933
Net earnings	184,542	203,592	334,609
Dividends declared ($0.24 per share for fiscal 2006, $0.12 per share for fiscal 2005, $0.10 per share for fiscal 2004)	(54,299)	(32,287)	(28,045)

Balance at end of year	1,939,045	1,808,802	1,637,497

Accumulated other comprehensive earnings:
Balance at beginning of year	870	2,496	3,718
Net unrealized gain (loss) on marketable securities	1,580	(1,626)	(1,222)

Balance at end of year	2,450	870	2,496

Treasury stock, at cost:
Balance at beginning of year	(470,125)	(470,125)	(343,121)
Issuance of restricted stock	619	—	6,084
Stock purchases	(1,257,867)	—	(133,088)

Balance at end of year	(1,727,373)	(470,125)	(470,125)

Total shareholders’ equity	$787,651	$1,845,936	$1,659,788

Comprehensive earnings:
Net earnings	$184,542	$203,592	$334,609
Other comprehensive earnings (loss), net of tax:
Net unrealized holding gains (losses) gains on securities	1,397	(1,711)	3,009
Reclassification for losses (gains) included in net earnings	183	85	(4,231)

Other comprehensive gain (loss), net of tax	1,580	(1,626)	(1,222)

Comprehensive earnings	$186,122	$201,966	$333,387

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

Fiscal Year Ended March 31,	2006	2005	2004

Cash flows from operating activities:
Net earnings	$184,542	$203,592	$334,609
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	46,827	45,100	44,323
Realized gain on sale of marketable securities	—	—	(6,509)
Net loss from equity method investees	2,538	2,372	4,459
Change in estimated sales allowances	41,047	108,778	(24,016)
Restructuring provision	20,921	—	—
Deferred income tax (benefit) expense	(23,635)	(36,899)	32,275
Gain on sale of building	—	—	(5,000)
Other non-cash items	15,768	7,951	765
Loss (gain) from litigation, net	12,417	(25,990)	(34,758)
Receipts from (payments of) litigation settlements, net	1,691	42,990	(16,630)
Cash received from Somerset	—	—	10,000
Changes in operating assets and liabilities:
Accounts receivable	19,081	(192,799)	18,617
Inventories	6,012	34,530	(83,020)
Trade accounts payable	20,534	8,082	(25,378)
Income taxes	(23,821)	22,010	(11,096)
Deferred revenue	106,642	—	—
Other operating assets and liabilities, net	(14,003)	(16,006)	(13,063)

Net cash provided by operating activities	416,561	203,711	225,578

Cash flows from investing activities:
Proceeds from (purchase of):
Capital assets	(103,689)	(90,746)	(118,451)
Reduction of investment in a limited liability partnership	—	—	7,269
Sale of assets	—	—	12,000
Purchase of marketable securities	(686,569)	(780,806)	(793,539)
Proceeds from sale of marketable securities	991,060	693,289	640,511
Other items, net	(5,710)	3,372	1,884

Net cash provided by (used in) investing activities	195,092	(174,891)	(250,326)

Cash flows from financing activities:
Cash dividends paid	(49,772)	(32,261)	(26,024)
Payment of financing fees	(14,662)	—	—
Proceeds from long-term debt	775,000	—	—
Payment of long-term debt	(87,062)	—	—
Purchase of common stock	(1,257,867)	—	(133,088)
Proceeds from exercise of stock options	56,889	10,068	26,671
(Decrease) increase in outstanding checks in excess of cash in disbursement accounts	(21,788)	19,622	9,771

Net cash used in financing activities	(599,262)	(2,571)	(122,670)

Net increase (decrease) in cash and cash equivalents	12,391	26,249	(147,418)
Cash and cash equivalents — beginning of year	137,733	111,484	258,902

Cash and cash equivalents — end of year	$150,124	$137,733	$111,484

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$137,519	$123,725	$156,821

Interest	$29,110	$—	$—

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Notes to Consolidated Financial Statements

Note 1.	Nature of Operations
      Mylan Laboratories Inc. and its subsidiaries (the “Company” or “Mylan”) are engaged in the development, licensing, manufacture, marketing and distribution of generic, brand and branded generic pharmaceutical products for resale by others. The principal markets for these products are proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers, institutions, and public and governmental agencies within the United States.

Note 2.	Summary of Significant Accounting Policies
      Principles of Consolidation. The Consolidated Financial Statements include the accounts of Mylan Laboratories Inc. and those of its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
      During the first quarter of fiscal 2006, Mylan announced that it was closing Mylan Bertek Pharmaceuticals Inc. (“Mylan Bertek”), its branded subsidiary. Mylan previously reported its financial results in two reportable segments, Generic and Brand. With the closure of Mylan Bertek, Mylan now reports one segment, and began reporting as such effective with the first quarter of fiscal 2006. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, information for earlier periods has been recast and reported as one segment.
      Cash Equivalents. Cash equivalents are composed of highly liquid investments with an original maturity of three months or less at the date of purchase. The Company utilizes a cash management system under which a book cash overdraft in the amount of $7,605,000 and $29,393,000 at March 31, 2006 and 2005, respectively, exists for the Company’s primary disbursement accounts. This overdraft, which is included in accounts payable, represents uncleared checks in excess of the cash balance in the bank account at the end of the reporting period. The Company transfers cash on an as-needed basis to fund clearing checks.
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
      Concentrations of Credit Risk. Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments and accounts receivable.
      Mylan invests its excess cash in high-quality, liquid money market instruments (principally commercial paper, government, municipal and government agency notes and bills) maintained by financial institutions. The Company maintains deposit balances at certain of these financial institutions in excess of federally insured amounts.
      Mylan performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 76% and 78% of the accounts receivable balances represent amounts due from three customers at March 31, 2006 and four customers at March 31, 2005, respectively. Total allowances for doubtful accounts were $10,954,000 and $7,340,000 at March 31, 2006 and 2005, respectively.
      Inventories. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method.
      We have made, are in the process of making and/or will scale-up and make commercial quantities of certain products prior to the date we anticipate that such products will receive final U.S. Food and Drug Administration (“FDA”) marketing approval and/or satisfactory resolution of patent infringement litigation involving them (i.e., pre-launch inventories). The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the FDA on a timely basis, or ever, and/or that the outcome of related litigation may not be satisfactory. This risk notwithstanding, we plan to continue to scale-up and build pre-launch inventories of certain products that have not yet received final FDA approval and/or satisfactory resolution of patent infringement litigation when we believe that such action is appropriate in relation to the commercial value of the product launch opportunity.
      As of March 31, 2006, we had approximately $19,000,000 of inventory relating to products pending launch while we await receipt of final FDA marketing approval and/or satisfactory resolution of patent infringement litigation. The majority of our pre-launch inventories represent inventories for which we have received tentative approval from the FDA and are awaiting satisfactory resolution of patent infringement litigation.
      Provisions for potentially obsolete or slow-moving inventory, including pre-launch inventory, are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.
      Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (3 to 10 years for machinery and equipment and 15 to 39 years for buildings and improvements). The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was $32,126,000, $26,455,000 and $23,237,000 for fiscal years 2006, 2005 and 2004, respectively.
      Intangible Assets. Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from 2 to 20 years. The Company periodically reviews the original estimated useful lives of assets and makes adjustments when events indicate a shorter life is appropriate.
      Impairment of Long-Lived Assets. The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with definite lives, are evaluated periodically in relation to the expected future cash flows of the underlying assets. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value.
      Goodwill is tested for impairment at least annually based on management’s assessment of the fair value of the Company’s identified reporting units as compared to their related carrying value. If the fair value of a reporting unit is less than its carrying value, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.
      Indefinite-lived intangibles are tested at least annually for impairment. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.
      Other Assets. Investments in business entities in which we have the ability to exert significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method. Under the equity method, investments are initially recorded at cost and are adjusted for dividends, distributed and undistributed earnings and losses, and additional investments. Other assets are periodically reviewed for other-than-temporary declines in fair value.
      Revenue Recognition. Mylan recognizes revenue for product sales upon shipment when title and risk of loss pass to its customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks, and other promotional programs, are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the fiscal year ended March 31, 2006. The following briefly describes the nature of each provision and how such provisions are estimated.
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
      Accounts receivable are presented net of allowances relating to the above provisions. No revisions were made to the methodology used in determining these provisions during the fiscal years ended March 31, 2006 and 2005. Such allowances were $381,800,000 and $349,355,000 at March 31, 2006 and 2005, respectively. Other current liabilities include $60,374,000 and $51,772,000 at March 31, 2006 and 2005, respectively, for certain rebates and other adjustments that are paid to indirect customers.
      The Company periodically enters into various types of revenue arrangements with third parties, including agreements for the sale or license of product rights or technology, research and development agreements, collaboration agreements and others. These agreements may include the receipt of upfront and milestone payments, royalties, and payment for contract manufacturing and other services.
      The Company recognizes all non-refundable payments as revenue in accordance with the guidance provided in the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, corrected copy and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Non-refundable fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized as other revenue over a period of time.
      Royalty revenue from licensees, which are based on third-party sales of licensed products and technology, is earned in accordance with the contract terms when third-party sales can be reliably measured and collection of the funds is reasonably assured. Royalty revenue is included in other revenue on the consolidated statement of earnings. Additionally, included in other revenue for fiscal 2004, was $13,910,000, representing income related to the sale of U.S. and Canadian rights for sertaconazole nitrate 2% cream.
      The Company recognizes contract manufacturing and other service revenue when the service is performed or the product shipped, which is when the Company’s partners take ownership and title has passed, collectibility is reasonably assured, the sales price is fixed or determinable and there is persuasive evidence of an arrangement.
      Three of the Company’s customers accounted for 16%, 14% and 17% of the net revenues in fiscal 2006. Three customers accounted for 11%, 19% and 16%, respectively, of net revenues in fiscal 2005, and two customers accounted for 21% and 15%, respectively, of net revenues in fiscal 2004.

      The Company’s consolidated net revenues are generated via the sale of products in the following therapeutic categories:

Fiscal Year Ended March 31,	2006	2005	2004

(in thousands)
Central Nervous System	$475,898	$366,654	$322,790
Cardiovascular	422,727	484,588	530,613
Dermatology	72,843	74,048	102,513
Gastrointestinal	46,701	93,713	137,743
Other(1)	221,819	228,782	261,491

	$1,239,988	$1,247,785	$1,355,150

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of consolidated revenues.
      Research and Development. Research and development expenses are charged to operations as incurred.
      Advertising Costs. Advertising costs are expensed as incurred and amounted to $5,435,000, $9,745,000 and $8,997,000 in fiscal years 2006, 2005 and 2004, respectively.
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
      Earnings per Common Share. Basic earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding for the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of stock options, restricted stock or restricted units granted, excluding antidilutive shares, under our stock option plans (see Note 12). At March 31, 2006, 2005 and 2004, there were 312,750, 6,779,000 and 90,000 shares, respectively, that were antidilutive.
      A reconciliation of basic and diluted earnings per common share is as follows:

Fiscal Year Ended March 31,	2006	2005	2004

(in thousands, except per share data)
Net earnings	$184,542	$203,592	$334,609

Weighted average common shares outstanding	229,389	268,985	268,931
Assumed exercise of dilutive stock options, restricted stock and restricted units	4,820	4,636	7,387

Diluted weighted average common shares outstanding	234,209	273,621	276,318

Earnings per common share:
Basic	$0.80	$0.76	$1.24
Diluted	$0.79	$0.74	$1.21
      Stock Options. In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123, the Company accounts for its stock option plans under the intrinsic-value-based method as defined in Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Fiscal Year Ended March 31,	2006	2005	2004

(in thousands, except per share data)
Net earnings, as reported	$184,542	$203,592	$334,609
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	2,649	2,543	1,553
Deduct: Total compensation expense determined under fair-value based method for all stock awards, net of related tax effects	(11,845)	(14,852)	(24,674)

Pro forma net earnings	$175,346	$191,283	$311,488

Earnings per share:
Basic — as reported	$0.80	$0.76	$1.24

Basic — pro forma	$0.76	$0.71	$1.16

Diluted — as reported	$0.79	$0.74	$1.21

Diluted — pro forma	$0.75	$0.70	$1.14

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
      Reclassification. Certain prior year amounts were reclassified to conform to the fiscal 2006 presentation.
      Fiscal Year. The Company’s fiscal year ends on March 31. All references to fiscal year shall mean the 12 months ended March 31.
      Recent Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. Under SFAS No. 123(R), companies will no longer be able to account for share-based compensation transactions using the intrinsic method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize compensation expense over the period during which an employee is required to provide services in exchange for the award. The Company has adopted SFAS No. 123(R) effective April 1, 2006. Based on the amount of options outstanding for which the requisite service has not yet been rendered by the employee, the Company expects to incur costs of approximately $11,000,000, net of tax, in fiscal 2007 as a result of the adoption of this standard.

Note 3.	Restructuring
      On June 14, 2005, the Company announced that it was closing its branded subsidiary, Mylan Bertek, and transferring the responsibility for marketing Mylan Bertek’s products to other Mylan subsidiaries. In conjunction with this restructuring, the Company incurred restructuring charges of $20,921,000, pre-tax, during the year ended March 31, 2006. Of this, $1,000,000 is included in research and development expense, with the remainder in selling, general and administrative expense. As of March 31, 2006, the Company’s restructuring was substantially complete. The major components of the restructuring charge and the remaining accrual balance at March 31, 2006, were as follows:

	Non-Cash	Employee
	Asset	Termination and	Other
	Write-downs	Severance Costs	Exit Costs	Total
(in thousands)
Accrued restructuring costs — March 31, 2005	$—	$—	$—	$—
Restructuring charge — fiscal 2006	1,636	15,117	4,168	20,921
Amounts utilized — fiscal 2006	(1,636)	(14,603)	(2,516)	(18,755)

Accrued restructuring costs — March 31, 2006	$—	$514	$1,652	$2,166

      Employee termination and severance costs were primarily related to involuntary terminations, most of which were with respect to the Mylan Bertek sales force, and represent cash termination payments paid to the affected employees as a direct result of the restructuring. Exit costs consist primarily of lease termination costs incurred as a result of the restructuring.

Note 4.	Balance Sheet Components
      Selected balance sheet components consist of the following at March 31:

	2006	2005
(in thousands)
Inventories:
Raw materials	$98,259	$119,654
Work in process	36,073	39,589
Finished goods	144,676	127,024

	$279,008	$286,267

Property, plant and equipment:
Land and improvements	$10,639	$9,704
Buildings and improvements	175,343	161,050
Machinery and equipment	287,202	269,208
Construction in progress	144,429	85,324

	617,613	525,286
Less accumulated depreciation	210,738	188,567

	$406,875	$336,719

Other current liabilities:
Payroll and employee benefit plan accruals	$24,323	$21,251
Accrued rebates	60,374	51,772
Royalties and product license fees	9,320	11,446
Deferred revenue	17,225	—
Legal and professional	30,074	18,148
Other	17,171	10,989

	$158,487	$113,606

Note 5.	Marketable Securities
      The amortized cost and estimated fair value of marketable securities are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)
March 31, 2006
Debt securities	$364,266	$79	$1,887	$362,458
Equity securities	—	5,545	—	5,545

	$364,266	$5,624	$1,887	$368,003

March 31, 2005
Debt securities	$669,044	$194	$2,068	$667,170
Equity securities	—	3,178	—	3,178

	$669,044	$3,372	$2,068	$670,348

      Net unrealized gains on marketable securities are reported net of tax of $1,287,000 and $434,000 in fiscal 2006 and fiscal 2005, respectively.
      Maturities of debt securities at fair value as of March 31, 2006, are as follows:

(in thousands)
Mature within one year	$82,447
Mature in one to five years	35,855
Mature in five years and later	244,156

$362,458

      Gross gains of $878,000, $7,000 and $7,322,000 and gross losses of $1,160,000, $67,000 and $813,000 were realized during fiscal years 2006, 2005 and 2004, respectively.

Note 6.	Intangible Assets
      Intangible assets, excluding goodwill, consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(years)	Cost	Amortization	Value
(in thousands)
March 31, 2006
Amortized intangible assets:
Patents and technologies	20	$118,935	$54,836	$64,099
Product rights and licenses	12	111,135	77,444	33,691
Other	20	14,267	7,245	7,022

		$244,337	$139,525	104,812

Intangible assets no longer subject to amortization:
Trademarks				783

				$105,595

March 31, 2005
Amortized intangible assets:
Patents and technologies	19	$118,935	$48,478	$70,457
Product rights and licenses	12	111,433	69,923	41,510
Other	20	14,267	6,524	7,743

		$244,635	$124,925	119,710

Intangible assets no longer subject to amortization:
Trademarks				783

				$120,493

      Other intangibles consist principally of customer lists and contracts.
      Amortization expense for fiscal years 2006, 2005 and 2004 was $14,701,000, $17,708,000 and $20,155,000, respectively, and is expected to be $14,407,000, $13,637,000, $13,460,000, $12,411,000 and $11,259,000 for fiscal years 2007 through 2011, respectively.

Note 7.	Other Assets
      Other assets consist of the following components at March 31:

	2006	2005

(in thousands)
Cash surrender value	$40,945	$38,965
Financing fees	12,813	—
Investments in and advances to Somerset	462	—
Other	9,357	8,465

	$63,577	$47,430

      Cash surrender value is related to insurance policies on certain officers and key employees and the value of split-dollar life insurance agreements with certain former executive officers. See Note 8 for a discussion of financing fees.

      In November 1988, the Company acquired 50% of the outstanding common stock of Somerset Pharmaceuticals, Inc. (“Somerset”). Mylan accounts for this investment using the equity method of accounting. The recorded loss in Somerset for fiscal 2006 was $2,538,000 compared to a loss of $3,265,000 in fiscal 2005.

Note 8.	Long-Term Debt
      A summary of long-term debt is as follows:

	March 31,	March 31,
	2006	2005

(in thousands)
Senior Notes(A)	$500,000	$—
Senior credit facility(B)	187,938	—

	687,938	—
Less: Current portion	2,750	—

Total long-term debt	$685,188	$—

(A)	On July 21, 2005, the Company issued $500,000,000 in Senior Notes, which consisted of $150,000,000 of Senior Notes due August 15, 2010, and bearing interest at 5 3/4% per annum (the “2010 Restricted Notes”) and $350,000,000 of Senior Notes due August 15, 2015, and bearing interest at 6 3/8 % per annum (the “2015 Restricted Notes”, and collectively the “Restricted Notes”). The proceeds from the Restricted Notes were used to finance a portion of the “Dutch Auction” self-tender described in Note 11.

In connection with the completion of the issuance of the Restricted Notes, the Company entered into a registration rights agreement with the initial purchasers of the Restricted Notes (the “Registration Rights Agreement”), dated July 21, 2005. On January 19, 2006, pursuant to its obligations under the Registration Rights Agreement, the Company consummated an exchange offer of the Restricted Notes for $150,000,000 of Senior Notes due August 15, 2010, and bearing interest at 5 3/4% per annum (“2010 Notes”) and $350,000,000 of Senior Notes due August 15, 2015, and bearing interest at 6 3/8 % per annum (“2015 Notes”, and collectively, the “Notes”), the issuance of each of which has been registered under the Securities Act of 1933, as amended. The form and terms of the 2010 Notes and the 2015 Notes are identical in all material respects to the 2010 Restricted Notes and the 2015 Restricted Notes, respectively, with the exception of the transfer restrictions, registration rights and additional interest provisions relating to the Restricted Notes which do not apply to the Notes. Interest is payable semiannually on February 15 and August 15 and commenced on February 15, 2006.

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

The Notes are senior unsecured obligations of the Company and rank junior to all of the Company’s secured obligations. The Notes are guaranteed jointly and severally on a full and unconditional senior unsecured basis by all of the Company’s wholly owned domestic subsidiaries except a captive insurance company, which is considered to be a minor subsidiary. Also, the assets and operations of Mylan Laboratories Inc. (“Mylan Labs”), the parent company, are not material, and, as such, condensed consolidating financial information for the parent and subsidiaries is not provided.

The Notes indenture contains covenants that, among other things, limit the ability of the Company to (a) incur additional secured indebtedness, (b) make investments or other restricted payments, (c) pay dividends on, redeem or repurchase the Company’s capital stock, (d) engage in sale-leaseback transactions and (e) consolidate, merge or transfer all or substantially all of its assets. Certain of the covenants contained in the indenture will no longer be applicable or will be less restrictive if the Company achieves investment grade ratings as outlined in the indenture.

(B)	On July 21, 2005, the Company entered into a $500,000,000 senior secured credit facility (the “Credit Facility”). The Credit Facility consists of a $225,000,000 five-year revolving credit facility (the “Revolving Credit Facility”), which the Company intends to use for working capital and general corporate purposes, and a $275,000,000 five-year term loan (the “Term Loan”), the proceeds of which were used to fund a portion of the “Dutch Auction” self-tender described in Note 11. Loans under the Revolving Credit Facility bear interest at a rate equal to either LIBOR plus 1.25% per annum or prime plus 0.25% per annum, at the Company’s option, and the Term Loan bears interest at a rate equal to LIBOR plus 1.50% per annum or prime plus 0.50% per annum also at the Company’s option.

The Term Loan interest rate in effect at March 31, 2006 was 6.33%. The Company is required to pay a fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. At March 31, 2006, no borrowings were outstanding under the Revolving Credit Facility. The Term Loan will amortize at a rate of 1% per year for the first four years, with the balance paid in four equal quarterly installments thereafter. Subject to exceptions, the Credit Facility has mandatory prepayments with respect to certain proceeds of asset sales, debt issuances and equity issuances and with respect to the Company’s excess cash flows. Also, the Term Loan may be prepaid without penalty at any time in whole or in part at the Company’s option. In March 2006, the Company elected to make a principal payment of $85,000,000. Because the amount of mandatory prepayment may vary from quarter to quarter and cannot be reasonably estimated, only the 1% per year amortization is included on the balance sheet as a current liability.

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

The Credit Facility includes covenants that (a) require the Company to maintain a minimum interest coverage ratio and a maximum total leverage ratio, (b) place limitations on the Company’s ability to incur debt; grant liens; carry out mergers, acquisitions and asset sales; and make investments and (c) place limitations on the Company’s ability to pay dividends or make other restricted payments.

All financing fees associated with the Notes and the Credit Facility are being amortized over the life of the related debt. The total unamortized amounts of $12,813,000 are included in other assets in the Consolidated Balance Sheet at March 31, 2006.

At March 31, 2006, the carrying value of the Company’s long-term debt approximated fair value.

Principal maturities of the Notes and Credit Facility for the next five years and thereafter, as of March 31, 2006, are as follows:

Fiscal

(in thousands)
2007	$2,750
2008	2,750
2009	2,750
2010	134,938
2011	194,750
Thereafter	350,000

$687,938

Note 9.	Other Long-Term Obligations
      Long-term obligations consist of the following components at March 31:

	2006	2005

(in thousands)
Deferred compensation	$18,429	$17,196
Retirement benefits	3,168	2,683
Other	2,424	1,032

Total long-term obligations	24,021	20,911
Less: Current portion of long-term obligations	1,586	1,586

Long-term obligations, net of current portion	$22,435	$19,325

      Deferred compensation consists of the discounted future payments under individually negotiated agreements with certain key employees, directors and retired executives. The agreements with certain key employees provide for annual payments ranging from $18,000 to $1,000,000 to be paid over periods commencing at retirement and ranging from 10 years to life.

Note 10.	Income Taxes
      Income taxes consist of the following components:

Fiscal Year Ended March 31,	2006	2005	2004

(in thousands)
Federal:
Current	$104,204	$134,994	$133,223
Deferred	(22,359)	(34,513)	30,549

	81,845	100,481	163,772

State and Puerto Rico:
Current	9,494	10,560	12,501
Deferred	(1,276)	(2,386)	1,726

	8,218	8,174	14,227

Income taxes	$90,063	$108,655	$177,999

Pre-tax earnings	$274,605	$312,247	$512,608

Effective tax rate	32.8%	34.8%	34.7%

      Temporary differences and carry forwards that result in the deferred tax assets and liabilities are as follows at March 31:

	2006	2005	2004

(in thousands)
Deferred tax assets:
Employee benefits	$10,948	$10,301	$9,824
Legal matters	4,551	—	—
Intangible assets	14,488	10,615	9,721
Accounts receivable allowances	121,235	113,267	75,301
Inventories	4,851	3,587	1,852
Investments	6,028	6,003	8,099
Other	2,783	1,117	656

Total deferred tax assets	164,884	144,890	105,453

Deferred tax liabilities:
Plant and equipment	21,168	22,848	19,271
Intangible assets	23,977	25,946	27,915
Investments	2,547	1,569	2,394
Other	105	105	—

Total deferred tax liabilities	47,797	50,468	49,580

Deferred tax asset, net	$117,087	$94,422	$55,873

Classification in the Consolidated Balance Sheets:
Deferred income tax benefit — current	$137,672	$119,327	$78,477
Deferred income tax liability — noncurrent	20,585	24,905	22,604

Deferred tax asset, net	$117,087	$94,422	$55,873

      A reconciliation of the statutory tax rate to the effective tax rate is as follows:

Fiscal Year Ended March 31,	2006	2005	2004

(in thousands)
Statutory tax rate	35.0%	35.0%	35.0%
State and Puerto Rico income taxes	4.0%	2.8%	2.7%
State and Puerto Rico tax credits	(1.5%)	(1.3%)	(0.7%)
Federal tax credits	(1.0%)	(2.1%)	(1.8%)
Resolution of prior year tax positions	(2.7%)	—	—
Other items	(1.0%)	0.4%	(0.5%)

Effective tax rate	32.8%	34.8%	34.7%

      During fiscal 2006, we recorded a tax benefit of $7,530,000, primarily related to the resolution of certain positions with taxing authorities. These tax positions were resolved through the completion of audits or through the acceptance of Mylan’s amended return filings.
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
      Under Section 936 of the U.S. Internal Revenue Code (“IRC”), Mylan is a “grandfathered” entity and is entitled to the benefits under such statute through fiscal 2006. Its Section 936 federal tax credits totaled approximately $1,461,000 in fiscal 2006, $3,874,000 in fiscal 2005 and $4,732,000 in fiscal 2004. However, the decrease in the credit was offset by newly-enacted IRC Section 199, Deduction for Domestic Production Activities, which resulted in a tax benefit of approximately $3,000,000.
      The Internal Revenue Service (“IRS”) has substantially completed its federal tax audit for fiscal years 2002 through 2004. Tax and interest related to the negotiated settlement of certain federal tax positions as a result of those audits has been recorded as of March 31, 2006. Mylan has received notification from the IRS that it will soon commence audit of Mylan’s tax returns for fiscal 2005 and 2006. In addition, beginning with fiscal 2007, Mylan will be a voluntary participant in the IRS Compliance Assurance Process, which will result in real-time federal tax audits.

Note 11.	Preferred and Common Stock
      In fiscal 1985, the Board of Directors (the “Board”) authorized 5,000,000 shares of $0.50 par value preferred stock. No shares of the preferred stock have been issued.
      The Company entered into a Rights Agreement (the “Rights Agreement”) with American Stock Transfer & Trust Company, as rights agent, in August 1996, and declared a dividend of one share purchase right on each outstanding share of common stock, to provide the Board with sufficient time to assess and evaluate any takeover bid and explore and develop a reasonable response. Effective November 1999, the Rights Agreement was amended to eliminate certain limitations on the Board’s ability to redeem or amend the rights to permit an acquisition and also to eliminate special rights held by incumbent directors unaffiliated with an acquiring shareholder. In August 2004, the Rights Agreement was amended to change the original expiration date of the rights from September 5, 2006 to August 13, 2014. The Rights Agreement was further amended in September 2004, to temporarily change the threshold at which Rights (as defined in the Rights Agreement) will become immediately exercisable from 15% to 10%. By a December 2005 amendment to the Rights Agreement, the term for the lower ownership threshold expired on December 31, 2005, and reverted back to the 15% threshold on January 1, 2006, subject to certain exceptions.
      On June 14, 2005, the Company announced a $1,250,000,000 share buyback, comprised of a modified “Dutch Auction” self-tender for up to $1,000,000,000 (which commenced on June 16, 2005) and a $250,000,000 follow-on share repurchase program. In the tender offer, shareholders were given the opportunity to tender some or all of their shares at a price not less than $18.00 per share or more than $20.50 per share. Based on the number of shares tendered and the prices specified by the tendering shareholders, the Company determined the lowest per share price within the range that would enable it to buy up to 48,780,487 shares, or such lesser number of shares as were properly tendered. Additionally, in the event the final purchase price was less than the maximum price of $20.50 per share and more than 48,780,487 shares were tendered, the Company had the right to purchase up to an additional 2% of its outstanding common stock without extending the tender offer so that the Company could repurchase up to $1,000,000,000 of its common stock.
      The tender offer expired on July 15, 2005 and closed on July 21, 2005, at which time the Company announced that it accepted for payment an aggregate of 51,282,051 shares of its common stock at a purchase price of $19.50 per share. The 51,282,051 shares are comprised of the 48,780,487 shares the Company offered to purchase and 2,501,564 shares purchased pursuant to the Company’s right to purchase up to an additional 2%.

      Additionally, during fiscal 2006, the Company purchased 12,595,200 shares for approximately $250,000,000 on the open market under the follow-on repurchase program. The follow-on repurchase program was completed on February 14, 2006.

Note 12.	Stock Option Plan
      On July 25, 2003, Mylan’s shareholders approved the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan (the “2003 Plan”). Under the 2003 Plan, 22,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards.
      In August 2003 and February 2006, the Company awarded 472,500 shares and 35,463 shares, respectively, of restricted common stock to certain executives as permitted under the 2003 Plan. The shares primarily vest at the end of a three-year period. Upon issuance of the restricted shares, unearned compensation of $11,740,000 and $800,000 respectively, was charged to shareholders’ equity for the fair value of the restricted stock issued and is being recognized as compensation expense ratably over the three-year period.
      Upon approval of the 2003 Plan, the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan was frozen, and no further grants of stock options will be made under that plan. However, there are stock options outstanding from expired plans and other plans assumed through acquisitions.
      The following table summarizes stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at March 31, 2003	23,888,481	$13.13
Options granted	1,911,951	20.08
Options exercised	(2,667,593)	10.18
Options forfeited	(302,931)	17.12

Outstanding at March 31, 2004	22,829,908	13.99

Options granted	649,900	19.05
Options exercised	(891,092)	11.30
Options forfeited	(286,928)	19.13

Outstanding at March 31, 2005	22,301,788	14.17

Options granted	5,780,123	17.61
Options exercised	(4,729,113)	12.03
Options forfeited	(1,994,128)	18.65

Outstanding at March 31, 2006	21,358,670	$15.16

      The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable

Ranges of Exercise	Number	Average	Average	Number	Average
Price per Share	of Shares	Life(1)	Price(2)	of Shares	Price(2)

$6.56-$10.97	2,662,396	4.25	$10.26	2,662,396	$10.26
10.97-13.19	6,212,368	5.30	11.71	6,202,806	11.71
13.19-17.45	1,918,927	6.32	14.70	1,819,077	14.63
17.46-17.46	5,239,186	9.34	17.46	2,298	17.46
17.72-26.00	5,325,793	7.17	19.55	2,519,839	19.59

$6.56-$26.00	21,358,670	6.72	$15.16	13,206,416	$13.33

(1)	Weighted average contractual life remaining in years.

(2)	Weighted average exercise price per share.
      The number of shares exercisable and the associated weighted average exercise price as of March 31, 2005, was 16,784,002 shares at $12.61 per share.
      SFAS No. 123 requires the calculation of the fair value of options granted during each fiscal year. The fair value of options granted in fiscal years 2006, 2005 and 2004, using the Black-Scholes option pricing model, and the assumptions used are as follows:

Fiscal Year Ended March 31,	2006	2005	2004

Volatility	38.7%	41.8%	41.1%
Risk-free interest rate	4.0%	3.2%	2.7%
Dividend yield	1.3%	0.6%	0.4%
Expected term of options (in years)	4.5	4.2	6.5
Weighted average fair value per option	$5.92	$6.73	$8.51
      Pro forma disclosure of net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the above assumptions is presented in Note 2.

Note 13.	Employee Benefits
      The Company has a plan covering substantially all employees to provide for limited reimbursement of postretirement supplemental medical coverage. In addition, in December 2001, the Supplemental Health Insurance Program for Certain Officers of Mylan Laboratories was adopted to provide full postretirement medical coverage to certain officers and their spouse and dependents. These plans generally provide benefits to employees who meet minimum age and service requirements. The Company accounts for these benefits under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The amounts accrued related to these benefits were not material at March 31, 2006 and 2005.
      The Company has defined contribution plans covering essentially all of its employees. Its defined contribution plans consist primarily of a 401(k) retirement plan with a profit sharing component for non-union employees and a 401(k) retirement plan for union employees. The Company’s matching contributions are based upon employee contributions or service hours, depending upon the plan. Total employer contributions to all plans for fiscal years 2006, 2005 and 2004 were $14,780,000, $13,382,000 and $11,927,000, respectively.
      The Company provides supplemental life insurance benefits to certain management employees. Such benefits require annual funding and may require accelerated funding in the event that we would experience a change in control.

      The production and maintenance employees at the Company’s manufacturing facilities in Morgantown, West Virginia, are covered under a collective bargaining agreement that expires in April 2007. These employees represented approximately 27% of the Company’s total workforce at March 31, 2006.

Note 14.	Commitments
      The Company leases certain real property under various operating lease arrangements that expire over the next eight years. These leases generally provide the Company with the option to renew the lease at the end of the lease term. The Company also entered into agreements to lease vehicles for use by certain key employees which are typically 24 to 36 months,. For fiscal years 2006, 2005 and 2004, the Company made lease payments of $3,666,000, $4,939,000 and $3,136,000, respectively.
      Future minimum lease payments under these commitments are as follows:

Operating
Fiscal	Leases

(in thousands)
2007	$3,944
2008	3,273
2009	1,293
2010	900
2011	285
Thereafter	216

$9,911

      The Company has entered into various product licensing and development agreements. In some of these arrangements, the Company provides funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Milestones represent the completion of specific contractual events, and it is uncertain if and when these milestones will be achieved. In the event that all projects are successful, milestone and development payments of approximately $13,650,000 would be paid.
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
      On November 24, 2005, the Company announced the sale of the U.S. and Canadian rights for Apokyn® to Vernalis plc. Under the terms of the agreement, Mylan received a cash payment of $23.0 million. In addition, Mylan will perform certain transitional services for one year, including supply chain management and customer service assistance. During fiscal 2006, $8.9 million of revenue associated with the sale was recognized and included in other revenues. The remainder, net of certain related assets, has been recorded as deferred revenue and is being recognized over the one-year period.
      On January 11, 2006, the Company announced an agreement with Forest Laboratories Holdings, Ltd. (“Forest”), a wholly owned subsidiary of Forest Laboratories, Inc., for the commercialization, development and distribution of Mylan’s nebivolol in the United States and Canada. Under the terms of the agreement, Mylan received an up-front payment of $75.0 million, which will be deferred until the commercial launch of the product. Mylan also has the potential to earn future milestone payments as well as royalties on nebivolol sales. Upon commercial launch the up-front payment will be amortized into revenue over the remaining term of the license agreement. Forest will assume all expenses for future nebivolol development programs and will be responsible for all sales and marketing expenses. Mylan has retained an option to co-promote the product in the future.
      Also on January 11, 2006, the Company announced that Mylan Technologies Inc., a wholly-owned subsidiary of Mylan Labs (“Mylan Tech”) signed two strategic agreements with Cephalon, Inc. to utilize Mylan Tech’s innovative transdermal technology to address certain pain and central nervous system disorders. Under the terms of the agreements, Mylan and Cephalon will collaborate with the intent to create, develop and commercialize branded transdermal products in exchange for the payment to Mylan Tech of milestones and ongoing royalties based on net sales of the products.

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
Omeprazole
      In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of Mylan Labs, filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to manufacture, market and sell omeprazole delayed-release capsules and made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied, and a non-jury trial commenced on April 3, 2006.
Lorazepam and Clorazepate
      On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws, meaning the amount of the verdict could be trebled and an award of attorneys’ fees and litigation costs could be made to the plaintiffs. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. The Company filed a motion for judgment as a matter of law, a motion for a new trial and a motion to reduce verdict, all of which remain pending before the court. If the Company’s post-verdict motions are denied, the Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.

Pricing and Medicaid Litigation
      On June 26, 2003, MPI and UDL Laboratories, Inc. (“UDL”), a subsidiary of Mylan Labs, received requests from the U.S. House of Representatives Energy and Commerce Committee seeking information about certain products sold by MPI and UDL in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. MPI and UDL are cooperating with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ attorneys general (“AG”) have also sent letters to MPI, UDL and Mylan Bertek, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.
      Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi, Missouri and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the Massachusetts and Alabama AG actions discussed below, Mylan Labs and its subsidiaries either have not yet been required to respond to the complaints or have motions to dismiss pending. The Company previously reported that the U.S. District Court for the District of Massachusetts had dismissed the complaint filed by the Massachusetts AG without prejudice and with leave to amend. The Massachusetts AG since filed an amended complaint which survived motions to dismiss, and Mylan Labs answered on November 14, 2005, denying liability. In addition, the Alabama AG filed a second amended complaint which has survived motions to dismiss, and Mylan Labs, MPI and UDL answered on January 30, 2006, denying liability. Lastly, we have been advised that Mylan Labs and MPI have been included as defendants in an AWP complaint filed by the state of Hawaii. Neither entity, however, has been served with a complaint in that action. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.
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
Previously Reported Matters That Have Been Resolved or Dismissed
Shareholder Litigation
      On November 22, 2004, an individual purporting to be a Mylan Labs shareholder filed a civil action in the Court of Common Pleas of Allegheny County, Pennsylvania, against Mylan Labs and all members of its Board of Directors alleging that the Board members had breached their fiduciary duties by approving the planned acquisition of King Pharmaceuticals, Inc. and by declining to dismantle the Company’s anti-takeover defenses to permit an auction of the Company to Carl Icahn or other potential buyers of the Company and also alleging that certain transactions between the Company and its directors (or their relatives or companies with which they were formerly affiliated) may have been wasteful. On November 23, 2004, a substantially identical complaint was filed in the same court by another purported Mylan Labs shareholder. The actions were styled as shareholder derivative suits on behalf of Mylan Labs and class actions on behalf of all Mylan Labs’ shareholders and were consolidated by the court under the caption “In re Mylan Laboratories Inc. Shareholder Litigation.” Mylan Labs and its directors filed preliminary objections seeking dismissal of the complaints. On January 19, 2005, the plaintiffs amended their complaints to add Bear Stearns & Co., Inc., Goldman Sachs & Co., Richard C. Perry, Perry Corp., American Stock Transfer & Trust Company and “John Does 1-100” as additional defendants and to add claims regarding trading activity by the additional defendants and the implications on Mylan Labs’ shareholder rights agreement. On October 26, 2005, the court approved the voluntary dismissal of these cases by the plaintiffs, with prejudice.
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

Management’s Report on Internal Control over Financial Reporting
      Management of Mylan Laboratories Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      Management evaluated our internal control over financial reporting as of March 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of March 31, 2006, our internal control over financial reporting was effective.
      Our independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of our internal control over financial reporting. Deloitte & Touche LLP’s opinion on management’s assessment and on the effectiveness of our internal control over financial reporting appears on page 65 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Mylan Laboratories Inc.:
      We have audited the accompanying consolidated balance sheets of Mylan Laboratories Inc. and subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Laboratories Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 12, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 12, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Mylan Laboratories Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mylan Laboratories Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2006 of the Company and our report dated May 12, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 12, 2006

Mylan Laboratories Inc.
Supplementary Financial Information
Quarterly Financial Data
(unaudited, in thousands, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Year

Fiscal 2006
Total revenues	$323,378	$297,994	$311,246	$324,546	$1,257,164
Gross profit	167,834	143,231	155,797	160,754	627,616
Net earnings	42,915	35,770	48,207	57,650	184,542
Earnings per share(1):
Basic	$0.16	$0.16	$0.23	$0.27	$0.80
Diluted	$0.16	$0.16	$0.22	$0.27	$0.79
Share prices(2):
High	$19.85	$19.84	$21.61	$24.92	$24.92
Low	$15.50	$17.36	$19.00	$19.30	$15.50
Fiscal 2005
Total revenues	$339,012	$306,955	$290,972	$316,435	$1,253,374
Gross profit	179,753	155,253	135,347	153,187	623,540
Net earnings	82,033	48,654	34,770	38,135	203,592
Earnings per share(1):
Basic	$0.31	$0.18	$0.13	$0.14	$0.76
Diluted	$0.30	$0.18	$0.13	$0.14	$0.74
Share prices(2):
High	$24.59	$20.48	$18.88	$18.08	$24.59
Low	$20.15	$14.69	$16.42	$15.88	$14.69

(1)	The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

(2)	Closing prices as reported on the New York Stock Exchange (NYSE).
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
ITEM 9A. Controls and Procedures
      An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
      No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
      Management’s Report on Internal Control over Financial Reporting is on page 63. Management’s assessment of the effectiveness of Mylan’s internal control over financial reporting as of March 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 65.
ITEM 9B. Other Information
      None.
PART III
ITEM 10. Directors and Executive Officers of the Registrant
      Certain information required by this ITEM will be set forth under the captions “ITEM 1 — Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement and is incorporated herein by reference.
Code of Ethics
      The Company has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. This Code of Ethics is posted on the Company’s Internet website at www.mylan.com. The Company intends to post any amendments to or waivers from the Code of Ethics on that website.
ITEM 11. Executive Compensation
      The information required by this ITEM 11 will be set forth under the caption “Executive Compensation” in our 2006 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this ITEM 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation” in our 2006 Proxy Statement and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions
      The information required by this ITEM 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement and is incorporated herein by reference.
ITEM 14. Principal Accounting Fees and Services
      The information required by this ITEM 14 will be set forth under the captions “Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Pre-Approval Policy” in our 2006 Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules
1. Consolidated Financial Statements
      The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.

2. Financial Statement Schedules
MYLAN LABORATORIES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions/Deductions
	Beginning	Charged to Costs		Ending
Description	Balance	and Expenses	Deductions	Balance

Allowance for doubtful accounts:
Fiscal year ended
March 31, 2006	$7,340	$3,614	$—	$10,954
March 31, 2005	$5,965	$2,007	$632	$7,340
March 31, 2004	$8,438	$2,325	$4,798	$5,965
3. Exhibits

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended, filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.
3.2	Amended and Restated By-laws of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on February 22, 2005, and incorporated herein by reference.
4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A, filed with the SEC on March 31, 2000, and incorporated herein by reference.
4.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4.2	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, as filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.3	Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner and Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., as filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
10.1	Mylan Laboratories Inc. 1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference.*

10.2	Mylan Laboratories Inc. 1997 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.*
10.3	Mylan Laboratories Inc. 1992 Nonemployee Director Stock Option Plan, as amended to date, filed as Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.*
10.4(a)	Mylan Laboratories Inc. 2003 Long-Term Incentive Plan, filed as Appendix A to Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 23, 2003, and incorporated herein by reference.*
10.4(b)	Form of Stock Option Agreement under the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(b) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*
10.4(c)	Form of Restricted Share Award under the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(c) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*
10.4(d)	Amendment No. 1 to Mylan Laboratories Inc. 2003 Long-Term Incentive Plan.*
10.4(e)	Amendment No. 2 to Mylan Laboratories Inc. 2003 Long-Term Incentive Plan.*
10.5	Amended and Restated Executive Employment Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury.*
10.6(a)	Executive Employment Agreement dated as of July 1, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.27 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*
10.6(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski.*
10.7(a)	Executive Employment Agreement dated as of July 1, 2004, between the registrant and Louis J. DeBone, filed as Exhibit 10.28 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*
10.7(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and Louis J. DeBone.*
10.8(a)	Executive Employment Agreement dated as of July 1, 2004, between the registrant and John P. O’Donnell, filed as Exhibit 10.29 to Form 8-K, filed with the SEC on December 3, 2004, and incorporated herein by reference.*
10.8(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and John P. O’Donnell.*
10.9(a)	Executive Employment Agreement dated as of July 1, 2004, between the registrant and Stuart A. Williams, filed as Exhibit 10.30 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*
10.9(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and Stuart A. Williams.*
10.10(a)	Form of Employment Agreement dated as of December 15, 2003, between the registrant and certain executive officers (other than named executive officers), filed as Exhibit 10.18 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10.10(b)	Form of Amendment No. 1 to Executive Employment Agreement dated as of March 31, 2006, between the registrant and certain executive officers (other than named executive officers).*
10.11(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Robert J. Coury filed as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.11(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury.*
10.12(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.12(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski.*
10.13(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Stuart A. Williams, filed as Exhibit 10.9 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.13(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Stuart A. Williams.*
10.14(a)	Amended and Restated Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Louis J. DeBone, filed as Exhibit 10.10 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.14(b)	Amendment No. 1 to Amended and Restated Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Louis J. DeBone.*
10.15(a)	Amended and Restated Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and John P. O’Donnell, filed as Exhibit 10.11 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.15(b)	Amendment No. 1 to Amended and Restated Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and John P. O’Donnell.*
10.16	Retirement Benefit Agreement dated January 27, 1995, between the registrant and C.B. Todd, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*
10.17(a)	Retirement Benefit Agreement dated January 27, 1995, between the registrant and Milan Puskar, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*
10.17(b)	First Amendment to Retirement Benefit Agreement dated September 27, 2001, between the registrant and Milan Puskar, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*
10.18	Split Dollar Life Insurance Arrangement between the registrant and the Milan Puskar Irrevocable Trust filed as Exhibit 10(h) to Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.*
10.19(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Robert J. Coury, filed as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10.19(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.19(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury.*
10.20(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Edward J. Borkowski, filed as Exhibit 10.20 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10.20(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.20(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski.*
10.21(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Louis J. DeBone, filed as Exhibit 10.21 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10.21(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Louis J. DeBone, filed as Exhibit 10.3 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*

10.21(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Louis J. DeBone.*
10.22(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and John P. O’Donnell, filed as Exhibit 10.22 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10.22(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and John P. O’Donnell, filed as Exhibit 10.5 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.22(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and John P. O’Donnell.*
10.23	Amended and Restated Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Stuart A. Williams.*
10.24(a)	Form of Transition and Succession Agreement dated as of December 15, 2003, with certain executive officers (other than named executive officers), filed as Exhibit 10.24 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10.24(b)	Form of Amendment No. 1 to Transition and Succession Agreement dated as of March 31, 2006, with certain executive officers (other than named executive officers).*
10.25	Executives’ Retirement Savings Plan, filed as Exhibit 10.14 to Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.*
10.26	Supplemental Health Insurance Program For Certain Officers of Mylan Laboratories Inc., effective December 15, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.*
10.27	Mylan Laboratories Inc. Severance Plan, filed as Exhibit 10.12 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.28	Form of Indemnification Agreement between the registrant and each Director, filed as Exhibit 10.31 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*
10.29	Description of the registrant’s Director Compensation Arrangements in effect as of February 9, 2005, filed as Exhibit 10.13 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.30	Credit Agreement, dated as of July 21, 2005, among the registrant and a syndicate of bank lenders, including Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner and Smith Incorporated, as sole lead arranger, sole bookrunner and syndication agent, Keybank National Association, PNC Bank, National Association, Suntrust Bank and The Bank of New York, as co-documentation agents, and Merrill Lynch Capital Corporation, as administrative agent, as filed as Exhibit 99.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
21	Subsidiaries of the registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2006.

Mylan Laboratories Inc.

by	/s/ ROBERT J. COURY

Robert J. Coury
Vice Chairman and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 12, 2006.

Signature	Title

/s/ ROBERT J. COURY Robert J. Coury	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ EDWARD J. BORKOWSKI Edward J. Borkowski	Chief Financial Officer (Principal Financial Officer)

/s/ GARY E. SPHAR Gary E. Sphar	V.P. — Corporate Controller (Principal Accounting Officer)

/s/ MILAN PUSKAR Milan Puskar	Chairman and Director

/s/ WENDY CAMERON Wendy Cameron	Director

/s/ NEIL DIMICK Neil Dimick	Director

/s/ DOUGLAS J. LEECH Douglas J. Leech	Director

/s/ JOSEPH C. MAROON, M.D. Joseph C. Maroon, M.D.	Director

/s/ ROD PIATT Rod Piatt	Director

/s/ C.B. TODD C.B. Todd	Director

/s/ R.L. VANDERVEEN, PH.D., R.PH. R.L. Vanderveen, Ph.D., R.Ph.	Director

EXHIBIT INDEX

10.4(d)	Amendment No. 1 to Mylan Laboratories Inc. 2003 Long-Term Incentive Plan.*
10.4(e)	Amendment No. 2 to Mylan Laboratories Inc. 2003 Long-Term Incentive Plan.*
10.5	Amended and Restated Executive Employment Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury.*
10.6(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski.*
10.7(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and Louis J. DeBone.*
10.8(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and John P. O’Donnell.*
10.9(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and Stuart A. Williams.*
10.10(b)	Form of Amendment No. 1 to Executive Employment Agreement dated as of March 31, 2006, between the registrant and certain executive officers (other than named executive officers).*
10.11(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury.*
10.12(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski.*
10.13(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Stuart A. Williams.*
10.14(b)	Amendment No. 1 to Amended and Restated Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Louis J. DeBone.*
10.15(b)	Amendment No. 1 to Amended and Restated Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and John P. O’Donnell.*
10.19(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury.*
10.20(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski.*
10.21(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Louis J. DeBone.*
10.22(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and John P. O’Donnell.*
10.23	Amended and Restated Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Stuart A. Williams.*
10.24(b)	Form of Amendment No. 1 to Transition and Succession Agreement dated as of March 31, 2006, with certain executive officers (other than named executive officers).*
21	Subsidiaries of the registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.