Form 10-Q
period 2006-06-30
MYLAN LABORATORIES INC
filed 2006-07-28
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 21, 2006

$0.50 par value	210,811,102

MYLAN LABORATORIES INC. AND SUBSIDIARIES
FORM 10-Q
For the Quarterly Period Ended
June 30, 2006
INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1: Financial Statements
Condensed Consolidated Statements of Earnings
– Three Months Ended June 30, 2006 and 2005	3

Condensed Consolidated Balance Sheets
– June 30, 2006 and March 31, 2006	4

Condensed Consolidated Statements of Cash Flows
– Three Months Ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	15

Item 3: Quantitative and Qualitative Disclosures About Market Risk	18

Item 4: Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1: Legal Proceedings	19

Item 1A: Risk Factors	21

Item 5: Other Information	32

Item 6: Exhibits	32

SIGNATURES	33
Exhibit 31.1
Exhibit 31.2
Exhibit 32

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(unaudited; in thousands, except per share amounts)

Three Months Ended June 30,	2006	2005
Revenues:
Net revenues	$348,789	$321,010
Other revenues	7,351	2,368

Total revenues	356,140	323,378
Cost of sales	167,940	155,544

Gross profit	188,200	167,834

Operating expenses:
Research and development	21,225	25,180
Selling, general and administrative	49,826	71,089
Litigation settlements, net	—	12,000

Total operating expenses	71,051	108,269

Earnings from operations	117,149	59,565
Interest expense	10,359	—
Other income, net	9,584	5,556

Earnings before income taxes	116,374	65,121
Provision for income taxes	40,787	22,206

Net earnings	$75,587	$42,915

Earnings per common share:
Basic	$0.36	$0.16

Diluted	$0.35	$0.16

Weighted average common shares outstanding:
Basic	209,955	269,445

Diluted	214,791	273,262

Cash dividend declared per common share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited; in thousands)

	June 30,	March 31,
	2006	2006
Assets
Current assets:
Cash and cash equivalents	$153,923	$150,124
Marketable securities	414,001	368,003
Accounts receivable, net	269,473	242,193
Inventories	289,755	279,008
Deferred income tax benefit	152,097	137,672
Prepaid expenses and other current assets	13,533	14,900

Total current assets	1,292,782	1,191,900

Property, plant and equipment, net	426,185	406,875
Intangible assets, net	99,486	105,595
Goodwill	102,579	102,579
Other assets	63,228	63,577

Total assets	$1,984,260	$1,870,526

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Trade accounts payable	$61,162	$76,859
Income taxes payable	55,849	12,963
Current portion of long-term obligations	2,050	4,336
Cash dividends payable	12,648	12,605
Other current liabilities	161,182	158,487

Total current liabilities	292,891	265,250

Deferred revenue	91,514	89,417
Long-term debt	687,000	685,188
Other long-term obligations	22,724	22,435
Deferred income tax liability	19,578	20,585

Total liabilities	1,113,707	1,082,875

Shareholders’ equity
Preferred stock	—	—
Common stock	154,834	154,575
Additional paid-in capital	436,470	418,954
Retained earnings	2,001,984	1,939,045
Accumulated other comprehensive earnings	2,287	2,450

	2,595,575	2,515,024

Less treasury stock – at cost	1,725,022	1,727,373

Total shareholders’ equity	870,553	787,651

Total liabilities and shareholders’ equity	$1,984,260	$1,870,526

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited; in thousands)

Three Months Ended June 30,	2006	2005
Cash flows from operating activities:
Net earnings	$75,587	$42,915
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	11,787	11,505
Stock-based compensation expense	6,806	—
Net (income) loss from equity method investees	(5,038)	270
Change in estimated sales allowances	15,738	6,934
Restructuring provision	—	10,203
Deferred income tax benefit	(15,346)	(17,281)
Other non-cash items	(624)	2,975
Loss from litigation	—	12,000
Receipts from litigation settlements	2,000	2,000
Cash received from Somerset	5,740	—
Changes in operating assets and liabilities:
Accounts receivable	(41,925)	28,559
Inventories	(10,747)	24,325
Trade accounts payable	(8,094)	(27,136)
Income taxes	49,204	3,226
Deferred revenue	(1,793)	—
Other operating assets and liabilities, net	9,594	5,941

Net cash provided by operating activities	92,889	106,436

Cash flows from investing activities:
Capital expenditures	(27,717)	(25,142)
Purchase of marketable securities	(192,053)	(250,462)
Proceeds from sale of marketable securities	144,680	379,183
Other investing items, net	(159)	(1,842)

Net cash (used in) provided by investing activities	(75,249)	101,737

Cash flows from financing activities:
Cash dividends paid	(12,605)	(8,078)
Decrease in outstanding checks in excess of cash in disbursement accounts	(7,605)	—
Tax benefit of stock-based incentives	700	—
Proceeds from exercise of stock options	6,301	5,005
Other financing	(632)	—

Net cash used in financing activities	(13,841)	(3,073)

Net increase in cash and cash equivalents	3,799	205,100
Cash and cash equivalents — beginning of period	150,124	137,733

Cash and cash equivalents — end of period	$153,923	$342,833

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$6,227	$36,260

Interest	$3,363	$—

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited; dollars in thousands, except per share amounts)
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
     These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
     The interim results of operations and interim cash flows for the three months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
     Certain prior year amounts were reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders’ equity.
2. Revenue Recognition and Accounts Receivable
     Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three month period ended June 30, 2006. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $398,455 and $381,800 as of June 30, 2006, and March 31, 2006. Other current liabilities include $59,457 and $60,374 at June 30, 2006, and March 31, 2006, for certain rebates and other adjustments that are payable to indirect customers.
3. Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for Mylan as of the beginning of fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
4. Stock Based Incentive Plan
     Mylan’s shareholders approved the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan on July 25, 2003, and approved certain amendments on July 28, 2006 (as amended, the “2003 Plan”). Under the 2003 Plan, 22,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Awards are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to four years and generally expire in ten years.

     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective April 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Prior to April 1, 2006, the Company accounted for its stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by Financial Accounting Standards Board (“FASB”) SFAS No. 123, Accounting for Share Based Compensation, (“SFAS 123”).
     Mylan adopted the provisions of SFAS 123R, using the modified prospective transition method. Under this method, compensation cost recognized in the first quarter of fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to April 1, 2006, but for which the requisite service period had not been completed as of April 1, 2006, based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.
     The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation for the three months ended June 30, 2005 were as follows:

Three Months Ended June 30,	2005
(in thousands)
Net earnings as reported	$42,915
Add: Stock-based compensation expense included in reported net income, net of related tax effects	636
Deduct: Total compensation expense determined under the fair value based method for all stock awards, net of related tax effects	(928)

Pro forma net earnings	$42,623

Earnings per share:
Basic — as reported	$0.16

Basic — pro forma	$0.16

Diluted — as reported	$0.16

Diluted — pro forma	$0.16

     Upon approval of the 2003 Plan, the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan (the “1997 Plan”) was frozen, and no further grants of stock options will be made under that plan. However, there are stock options outstanding from the 1997 Plan, expired plans and other plans assumed through acquisitions.
     The following table summarizes stock option activity:

			Weighted
		Weighted Average	Average	Aggregate
	Number of Shares	Exercise Price	Remaining	Intrinsic
	Under Option	per Share	Contractual Term	Value
				(in thousands)
Outstanding at March 31, 2006	21,358,670	$15.16
Options granted	348,400	22.64
Options exercised	(517,469)	12.18
Options forfeited	(331,405)	17.52

Outstanding at June 30, 2006	20,858,196	$15.32	6.55	$99,540

Vested and expected to vest at June 30, 2006	20,495,528	$15.27	6.52	$98,857

Options exercisable at June 30, 2006	12,952,614	$13.50	5.38	$84,824

     A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of June 30, 2006 and the changes during the three month period ended June 30, 2006, is presented below:

		Weighted Average
Restricted	Number of Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value
Nonvested at March 31, 2006	507,962	$24.69
Granted	199,161	23.27
Released	—	—
Forfeited	—	—

Nonvested at June 30, 2006	707,123	$24.22

     Of the 199,161 awards granted in the first quarter, approximately 135,000 are performance based. The remaining awards vest ratably over three years.
     As of June 30, 2006, the Company had $30,500 of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock based awards, which will be recognized over the remaining weighted average period of 1.5 years. The total intrinsic value of stock based awards exercised during the quarter ended June 30, 2006 was $3,750. The total fair value of all shares which vested during the quarter ended June 30, 2006, was $6,000.
     As a result of the adoption of SFAS 123R, the Company recognized stock-based compensation expense of $6,800, pre-tax, for the three months ended June 30, 2006. The impact of recognizing the compensation expense related to SFAS 123R on basic and diluted earnings per share for the three months ended June 30, 2006, was $0.02.
     With respect to options granted under the Company’s stock-based compensation plan, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the historical volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected lives of the grants are derived from historical and other factors. The assumptions used are as follows:

Three months ended June 30,	2006
Volatility	36.1%
Risk-free interest rate	4.9%
Dividend yield	1.1%
Expected term of options (in years)	4.4
Forfeiture rate	3.0%
Weighted average grant date fair value per option	$7.58
5. Restructuring
     On June 14, 2005, the Company announced that it was closing its branded subsidiary, Mylan Bertek Pharmaceuticals, Inc. (“Mylan Bertek”), and transferring the responsibility for marketing Mylan Bertek’s products to other Mylan subsidiaries. In conjunction with this restructuring, the Company incurred restructuring charges of $10,203, pre-tax, during the quarter ended June 30, 2005. Of this, $231 is included in research and development expense, with the remainder in selling, general and administrative expense. As of March 31, 2006, the Company’s restructuring was substantially complete.
6. Balance Sheet Components
     Selected balance sheet components consist of the following:

	June 30,	March 31,
(in thousands)	2006	2006
Inventories:
Raw materials	$114,637	$98,259
Work in process	37,816	36,073
Finished goods	137,302	144,676

	$289,755	$279,008

Property, plant and equipment:
Land and improvements	$10,639	$10,639
Buildings and improvements	178,096	175,343
Machinery and equipment	297,495	287,202
Construction in progress	158,648	144,429

	644,878	617,613
Less: accumulated depreciation	218,693	210,738

	$426,185	$406,875

Other current liabilities:
Payroll and employee benefit plan accruals	$26,389	$24,323
Accrued rebates	59,457	60,374
Royalties and product license fees	5,789	9,320
Deferred revenue	13,335	17,225
Legal and professional	31,607	30,074
Accrued interest	11,765	3,989
Other	12,840	13,182

	$161,182	$158,487

7. Earnings per Common Share
     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options on the weighted average number of common shares outstanding was 4,837,000 and 3,817,000 for the three months ended June 30, 2006 and 2005.
     Stock options or restricted stock units representing 1,511,000 and 6,178,000 shares of common stock were outstanding as of June 30, 2006 and 2005, but were not included in the computation of diluted earnings per share for the three months then ended because to do so would have been antidilutive.
8. Intangible Assets
     Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
(in thousands)	(years)	Cost	Amortization	Value
June 30, 2006

Amortized intangible assets:
Patents and technologies	20	$118,935	$56,408	$62,527
Product rights and licenses	12	102,006	72,669	29,337
Other	20	14,267	7,428	6,839

		$235,208	$136,505	98,703

Intangible assets no longer subject to amortization:
Trademarks				783

				$99,486

March 31, 2006

Amortized intangible assets:
Patents and technologies	20	$118,935	$54,836	$64,099
Product rights and licenses	12	111,135	77,444	$33,691
Other	20	14,267	7,245	$7,022

		$244,337	$139,525	104,812

Intangible assets no longer subject to amortization:
Trademarks				783

				$105,595

     Amortization expense for the three months ended June 30, 2006, and 2005 was $3,370 and $3,698 and is expected to be $14,407, $13,637, $13,460, $12,411, and $11,259 for fiscal years 2007 through 2011, respectively.
9. Long-Term Debt
     A summary of long-term debt is as follows:

In thousands

	June 30, 2006	March 31, 2006
Senior Notes (A)	$500,000	$500,000
Senior credit facility (B)	187,464	187,938

	687,464	687,938
Less: Current portion	464	2,750

Total long-term debt	$687,000	$685,188

     (A) On July 21, 2005, the Company issued $500,000 in Senior Notes, which consisted of $150,000 of Senior Notes due August 15, 2010, and bearing interest at 5 3/4% per annum (the “2010 Restricted Notes”) and $350,000 of Senior Notes due August 15, 2015, and bearing interest at 6 3/8% per annum (the “2015 Restricted Notes”, and collectively the “Restricted Notes”). The proceeds from the Restricted Notes were used to finance a portion of the “Dutch Auction” self-tender described in Note 11.
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
     (B) On July 21, 2005, the Company entered into a $500,000 senior secured credit facility (the “Credit Facility”). The Credit Facility consisted of a $225,000 five-year revolving credit facility (the “Revolving Credit Facility”), and a $275,000 five-year term loan (the “Term Loan”), the proceeds of which were used to fund a portion of the “Dutch Auction” self-tender described in Note 11. Loans under the Revolving Credit Facility bore interest at a rate equal to either LIBOR plus 1.25% per annum or prime plus 0.25% per annum, at the Company’s option, and the Term Loan bore interest at a rate equal to LIBOR plus 1.50% per annum or prime plus 0.50% per annum also at the Company’s option.
     The Term Loan interest rate in effect at June 30, 2006 was 6.85% and at March 31, 2006 was 6.33%. The Company was required to pay a fee on the unused portion of the Revolving Credit Facility of 0.50% per annum. At June 30, 2006 and March 31, 2006, no borrowings were outstanding under the Revolving Credit Facility. The Term Loan amortized at a rate of 1% per year for the first four years, with the balance paid in four equal quarterly installments thereafter. Subject to exceptions, the Credit Facility had mandatory prepayments with respect to certain proceeds of asset sales, debt issuances and equity issuances and with respect to the Company’s excess cash flows. In March 2006, the Company elected to make a principal payment of $85,000. Because the amount of mandatory prepayment would vary from quarter to quarter and could not be reasonably estimated, only the 1% per year amortization was included on the balance sheet as a current liability.
     The Company’s obligations under the Credit Facility were guaranteed jointly and severally on a full and unconditional senior secured basis by all of the Company’s wholly owned domestic subsidiaries except a captive insurance company, which is considered to be a minor subsidiary. The obligations under the Credit Facility were also collateralized by a first priority lien on, and pledge of, 100% of the equity interests of certain of the Company’s wholly owned domestic subsidiaries and 65% of the equity interests of each of the Company’s foreign subsidiaries.
     The Credit Facility included covenants that (a) required the Company to maintain a minimum interest coverage ratio and a maximum total leverage ratio, (b) placed limitations on the Company’s ability to incur debt; grant liens; carry out mergers, acquisitions and asset sales; and make investments and (c) placed limitations on the Company’s ability to pay dividends or make other restricted payments.
     All financing fees associated with the Notes and the Credit Facility are being amortized over the life of the related debt. The total unamortized amounts of $12,309 and $12,813 are included in other assets in the Condensed Consolidated Balance Sheets at June 30, 2006 and March 31, 2006.
     At June 30, 2006 the fair value of the Notes was approximately $473,000. The Credit Facility’s fair value approximated carrying value at June 30, 2006. At March 31, 2006, the carrying value of the Company’s long-term debt approximated fair value.
     Principal maturities of the Notes and Credit Facility for the next five years and thereafter, as of June 30, 2006, are as follows:

(in thousands)

Year 1	$464
Year 2	—
Year 3	—
Year 4	—
Year 5	337,000
Thereafter	350,000

$687,464

     On July 24, 2006, the Company borrowed $187,000 under its new credit facility (see Note 13) and used the proceeds to repay the aggregate principal amount outstanding under the Term Loan.
10. Comprehensive Earnings
     Comprehensive earnings consist of the following:

Three Months Ended June 30,	2006	2005
(in thousands)
Net earnings	$75,587	$42,915
Other comprehensive earnings net of tax:
Net unrealized (loss) gain on marketable securities	(898)	1,495
Reclassification for losses (gains) included in net earnings	735	(14)

	(163)	1,481

Comprehensive earnings	$75,424	$44,396

     Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.

11. Common Stock
     As of June 30, 2006 and March 31, 2006, there were 600,000,000 shares of common stock authorized with 309,667,720 and 309,150,251 shares issued. Treasury shares held as of June 30, 2006 and March 31,2006, were 98,836,731, and 98,971,431.
     On June 14, 2005, the Company announced a $1,250,000 share buyback, comprised of a modified “Dutch Auction” self-tender for up to $1,000,000 (which commenced on June 16, 2005) and a $250,000 follow-on share repurchase program. In the tender offer, shareholders were given the opportunity to tender some or all of their shares at a price not less than $18.00 per share or more than $20.50 per share. Based on the number of shares tendered and the prices specified by the tendering shareholders, the Company determined the lowest per share price within the range that would enable it to buy up to 48,780,487 shares, or such lesser number of shares as were properly tendered. Additionally, in the event the final purchase price was less than the maximum price of $20.50 per share and more than 48,780,487 shares were tendered, the Company had the right to purchase up to an additional 2% of its outstanding common stock without extending the tender offer so that the Company could repurchase up to $1,000,000 of its common stock.
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
     Additionally, during fiscal 2006, the Company purchased 12,595,200 shares for approximately $250,000 on the open market under the follow-on repurchase program. The follow-on repurchase program was completed on February 14, 2006.
12. Contingencies
Dollar amounts in this Note 12 are as stated.
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
Omeprazole
     In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of Mylan Labs, filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to manufacture, market and sell omeprazole delayed-release capsules and made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied, and a non-jury trial regarding liability only commenced on April 3, 2006, and was completed on June 14, 2006.

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
Pricing and Medicaid Litigation
     On June 26, 2003, MPI and UDL Laboratories Inc. (“UDL”), a subsidiary of Mylan Labs, received requests from the U.S. House of Representatives Energy and Commerce Committee (the “Committee”) seeking information about certain products sold by MPI and UDL in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. MPI and UDL are cooperating with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ attorneys general (“AG”) have also sent letters to MPI, UDL and Mylan Bertek, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.
     Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi, Missouri and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the Massachusetts, Alabama and Kentucky AG actions discussed below, Mylan Labs and its subsidiaries either have not yet been required to respond to the complaints or have motions to dismiss pending. The Company previously reported that the U.S. District Court for the District of Massachusetts had dismissed the complaint filed by the Massachusetts AG without prejudice and with leave to amend. The Massachusetts AG since filed an amended complaint which survived motions to dismiss, and Mylan Labs answered on November 14, 2005, denying liability. In addition, the Alabama AG filed a second amended complaint which has survived motions to dismiss, and Mylan Labs, MPI and UDL answered on January 30, 2006, denying liability. The Kentucky AG’s first amended complaint has survived motions to dismiss, and Mylan Labs and MPI answered on July 19, 2006, denying liability. Lastly, we have been advised that Mylan Labs and MPI have been included as defendants in an AWP complaint filed by the state of Hawaii. Neither entity, however, has been served with a complaint in that action. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.
     In addition by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. To the best of MPI’s information, the investigation is in its early stages. MPI is collecting information requested by the government and is cooperating fully with the government’s investigation.
Modafanil Antitrust Litigation and FTC Inquiry
     Beginning in April 2006, Mylan Labs, along with 4 other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafanil and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafanil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafanil. These actions are in their preliminary stages, and Mylan Labs has not yet been required to respond to any complaint. Mylan Labs intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafanil patent litigation. In its letter, the FTC requested certain information from Mylan Labs, MPI and Mylan Technologies, Inc. (“Mylan Tech”) pertaining to the patent litigation and the settlement thereof.
Other Litigation
     The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.
13. Subsequent Event
     On July 24, 2006, the Company completed the refinancing of its Credit Facility by entering into a credit agreement for a new five-year $700,000 senior unsecured revolving credit facility (the “New Facility”). Borrowings totaling $187,000 were made under the New Facility and were used to repay the Term Loan. These borrowings bear interest at a rate equal to LIBOR plus 0.60% per annum. The remaining unused portion of the New Facility is available for working capital and general corporate purposes, including acquisitions.
     At the Company’s option, loans under the New Facility will bear interest at either a rate equal to LIBOR plus an applicable margin of 0.60% or at a base rate, as defined in the agreement. In addition, the Company is required to pay a facility fee on average daily amount of the commitments (whether used or unused) of the New Facility at a rate, which ranges from 0.10% to 0.175%, based on the Company’s total leverage ratio.
     The Company’s obligations under the New Facility are guaranteed on a senior unsecured basis by all of the Company’s direct and indirect domestic subsidiaries, except a captive insurance company.
     The New Facility includes covenants that (a) require the Company to maintain a minimum interest coverage ratio and a maximum total leverage ratio, (b) place limitations on the Company’s subsidiaries’ ability to incur debt, (c) place limitations on the Company’s and the Company’s subsidiaries’ ability to grant liens, carry out mergers, consolidations and sales of all or substantially all of its assets and (d) place limitations on the Company’s and the Company’s subsidiaries’ ability to pay dividends or make other restricted payments. The New Facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
     The following discussion and analysis addresses material changes in the results of operations and financial condition of Mylan Laboratories Inc. and Subsidiaries (“the Company”, “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.
     This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”,

“intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.
Overview
     Mylan’s financial results for the three months ended June 30, 2006, included total revenues of $356.1 million, net earnings of $75.6 million and earnings per diluted share of $0.35. Comparatively, the three months ended June 30, 2005, included total revenues of $323.4 million, net earnings of $42.9 million and earnings per diluted share of $0.16. This represents an increase of 10% in total revenues, 76% in net earnings and 119% in earnings per diluted share when compared to the same prior year period. Included in earnings per share for the first quarter of fiscal 2007 are stock based compensation costs totaling $0.02 per share as a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Included in earnings per share for the first quarter of fiscal 2006 was a charge of $0.03 per diluted share with respect to a contingent legal liability related to previously-disclosed litigation in connection with the Company’s lorazepam and clorazepate products and $0.02 per share related to the closure of Mylan’s subsidiary, Mylan Bertek Pharmaceuticals Inc. (“Mylan Bertek”).
Results of Operations
Quarter Ended June 30, 2006, Compared to Quarter Ended June 30, 2005
Total Revenues and Gross Profit
     Total revenues for the current quarter increased 10% or $32.8 million to $356.1 million compared to $323.4 million in the first quarter of fiscal 2006.
     The increase in net revenues in the first quarter of fiscal 2007 was primarily volume driven, with fentanyl being the most significant product in terms of increased sales. Fentanyl, which accounts for approximately 20% of the Company’s net revenues, continues to be the only AB-rated generic alternative to Duragesic®. Fentanyl revenues benefited from Mylan’s ability to meet market shortages during the first quarter as well as a rise in overall prescription trends for Mylan’s fentanyl product. In total for the quarter, doses shipped increased by over 15% to 3.5 billion from 3.0 billion in the first quarter of Mylan’s prior fiscal year.
     Overall, pricing on the Company’s product portfolio remained stable when compared to the prior year. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products.
     Other revenue for the quarter ended June 30, 2006, consisted primarily of amounts recognized with respect to Apokyn® which was sold in the prior year, with the remainder primarily attributable to royalties.
     Gross profit increased 12% or $20.4 million to $188.2 million and gross margins increased to 52.8% from 51.9%. A significant portion of gross profit was comprised of fentanyl which contributes margins well in excess of most other products in our portfolio. Absent any changes to market dynamics or the current competitive landscape for fentanyl, the Company expects the product to continue to be a significant contributor to sales and gross profit.
Operating Expenses
     Research and development (“R&D”) expenses for the current quarter decreased 16% or $4.0 million to $21.2 million from $25.2 million in the same prior year period. This decrease was primarily due to a decline in the number of ongoing R&D studies, primarily with respect to nebivolol which was outlicensed in the fourth quarter of 2006.

     Selling, general and administrative (“SG&A”) expenses decreased by 30% or $21.3 million to $49.8 million from $71.1 million. This decrease is the direct result of the closure of Mylan Bertek in the first quarter of 2006. Charges of $10.0 million were incurred within SG&A during the first quarter of fiscal 2006 related to employee termination and severance costs, lease termination costs and asset write-downs.
Interest Expense
     During the second quarter of fiscal 2006, Mylan completed the financing of $500.0 million in Senior Notes and a $500.0 million senior secured credit facility. Interest expense related to this financing was $10.4 million for the first quarter of fiscal 2007. Included in interest expense is a commitment fee on the unused portion of the revolving credit facility and the amortization of financing fees.
Litigation, net
     The first quarter of fiscal 2006 included a charge of $12.0 million for a contingent liability with respect to the Company’s previously disclosed lorazepam and clorazepate product litigation.
Other Income, net
     Other income, net of non-operating expenses, was $9.6 million in the first quarter of fiscal 2007 compared to $5.6 million in the same prior year period. The increase is primarily the result of income related to our investment in Somerset Pharmaceuticals, Inc. (“Somerset”).
     We own a 50% equity interest in Somerset and account for this investment using the equity method of accounting. During the quarter ended June 30, 2006, Mylan received a cash payment from Somerset of approximately $5.5 million. The amount in excess of the carrying value of our investment in Somerset, approximately $5.0 million, was recorded as equity income.
Liquidity and Capital Resources
     The Company’s primary source of liquidity continues to be cash flows from operating activities, which were $92.9 million. Working capital as of June 30, 2006, was $999.9 million, an increase of $73.2 million from the balance at March 31, 2006. The majority of this increase was the result of higher marketable securities and accounts receivable, net, partially offset by higher income taxes payable.
     The increase in accounts receivable is primarily due to the timing of cash collections and increased shipments during the quarter. Income taxes payable increased primarily as a result of the timing of tax payments.
     Cash used in investing activities for the three months ended June 30, 2006, was $75.2 million. Of the Company’s $2.0 billion of total assets at June 30, 2006, $568.0 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist primarily of a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations. These investments are highly liquid and available for working capital needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.
     Capital expenditures during the three months ended June 30, 2006, were $27.7 million. These expenditures were incurred primarily with respect to the Company’s previously announced planned expansions and the implementation of an integrated ERP system. The Company expects capital expenditures for fiscal 2007 to approximate $135.0 million as a result of the timing and scope of certain previously announced capital projects.
     Cash used in financing activities was $13.8 million for the three months ended June 30, 2006, and was comprised primarily of cash dividends paid. In the first quarter of fiscal 2006, the Board voted to double the amount of the quarterly dividend to $0.06 per share, effective with the dividend paid for the first quarter of fiscal 2006.
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
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for Mylan as of the beginning of fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
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
     The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at June 30, 2006 and March 31, 2006:

	June 30,	March 31,
(in thousands)	2006	2006
Debt securities	$409,006	$362,458
Equity securities	4,995	5,545

	$414,001	$368,003

Marketable Debt Securities
     The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At June 30, 2006, the Company had invested $409.0 million in marketable debt securities, of which $72.1 million will mature within one year and $336.9 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $336.9 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $16.8 million change in marketable debt securities.

Long-Term Debt
     On July 21, 2005, the Company issued $500.0 million in Senior Notes with fixed interest rates (which were exchanged for registered notes, as described previously) and, on July 24, 2006, entered into a five-year $700.0 million senior unsecured revolving credit facility (the “2006 Credit Facility”). Loans under the 2006 Credit Facility bear interest at a rate equal to either LIBOR plus an applicable margin of 0.60% or at a base rate, which is defined as the higher of the rate announced publicly by the administrative agent, from time to time, as its prime rate or 0.5% above the federal funds rate. In the case of the applicable margin for advances based on LIBOR, after the delivery by the Company to the administrative agent of its financial statements for the third fiscal quarter of 2006, the applicable margin may increase or decrease, within a range from 0.40% to 0.70%, based on the Company’s total leverage ratio. In addition, the Company is required to pay a facility fee on average daily amount of the commitments (whether used or unused) of the Credit Facility at a rate, which ranges from 0.10% to 0.175%, based on the Company’s total leverage ratio. On July 24, 2006, the Company borrowed $187.0 million under the 2006 Credit Facility and used the proceeds to repay the aggregate principal amount outstanding under the Company’s previous credit agreement, dated as of July 21, 2005 (the “Previous Credit Agreement”), among the Company, the lenders and other financial institutions party thereto and Merrill Lynch Capital Corporation, as administrative agent.
     Generally, the fair market value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. At June 30, 2006 the fair value of the Notes were approximately $473.0 million, respectively. The Credit Facility’s fair value approximated carrying value at June 30, 2006. At March 31, 2006, the carrying value of our long-term debt approximated fair value. A 10% change in interest rates on the term loan would result in a change in interest expense of approximately $1.3 million per year.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. During the three months ended June 30, 2006, the Company implemented the payroll, benefits and personnel administration modules associated with our new enterprise resource planning (“ERP”) system. We will continue to implement other modules of this ERP system in a phased approach. No other change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     For a description of the material pending legal proceedings to which the Company is a party, please see our Annual Report on Form 10-K for the year ended March 31, 2006. During the quarter ended June 30, 2006, there were no new material legal proceedings or material developments with respect to pending proceedings other than as described below. While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. An adverse outcome in any of these proceedings could have a material adverse effect on the Company’s financial position and results of operations.
Omeprazole
     In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of Mylan Labs, filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to manufacture, market and sell omeprazole delayed-release capsules and made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied, and a non-jury trial regarding liability only commenced on April 3, 2006, and was completed on June 14, 2006.
Pricing and Medicaid Litigation
     On June 26, 2003, MPI and UDL Laboratories Inc. (“UDL”), a subsidiary of Mylan Labs, received requests from the U.S. House of Representatives Energy and Commerce Committee (the “Committee”) seeking information about certain products sold by MPI and UDL in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. MPI and UDL are cooperating with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ attorneys general (“AG”) have also sent letters to MPI, UDL and Mylan Bertek, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.
     Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi, Missouri and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the Massachusetts, Alabama and Kentucky AG actions discussed below, Mylan Labs and its subsidiaries either have not yet been required to respond to the complaints or have motions to dismiss pending. The Company previously reported that the U.S. District Court for the District of Massachusetts had dismissed the complaint filed by the Massachusetts AG without prejudice and with leave to amend. The Massachusetts AG since filed an amended complaint which survived motions to dismiss, and Mylan Labs answered on November 14, 2005, denying liability. In addition, the Alabama AG filed a second amended complaint which has survived motions to dismiss, and Mylan Labs, MPI and UDL answered on January 30, 2006, denying liability. The Kentucky AG’s first amended complaint has survived motions to dismiss, and Mylan Labs and MPI answered on July 19, 2006, denying liability. Lastly, we have been advised that Mylan Labs and MPI have been included as defendants in an AWP complaint filed by the state of Hawaii. Neither entity, however, has been served with a complaint in that action. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.
     In addition by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. To the best of MPI’s information, the investigation is in its early stages. MPI is collecting information requested by the government and is cooperating fully with the government’s investigation.

Modafanil Antitrust Litigation and FTC Inquiry
     Beginning in April 2006, Mylan Labs, along with 4 other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafanil and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafanil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafanil. These actions are in their preliminary stages, and Mylan Labs has not yet been required to respond to any complaint. Mylan Labs intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafanil patent litigation. In its letter, the FTC requested certain information from Mylan Labs, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof.
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
     Some of these factors are not within our control. Our new products may not achieve expected levels of market acceptance. Additionally, continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. For example, on July 15, 2005, the FDA issued a Public Health Advisory regarding the safe use of transdermal fentanyl patches, a product we currently market, the loss of revenues of which could have a significant impact on our business. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry. These situations, should they occur, could have a material adverse effect on our profitability, financial position and results of operations, and the market value of our common stock could decline.
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
     The indenture for our Senior Notes and senior credit facility impose significant operating and financial restrictions on us. These restrictions will limit the ability of us and our subsidiaries to, among other things, incur additional indebtedness at our subsidiaries, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, our senior credit facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness at our subsidiaries together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
OUR ABILITY TO SERVICE OUR DEBT AND MEET OUR CASH REQUIREMENTS DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
     Our ability to satisfy our obligations, including our Senior Notes and our senior credit facility, will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow, we may be required to: refinance all or a portion of our debt, including the notes and our senior credit facility; obtain additional financing in the future for acquisitions, working capital, capital expenditures and general corporate or other purposes; redirect a substantial portion of our cash flow to debt service, which as a result, might not be available for our operations or other purposes; sell some of our assets or operations; reduce or delay capital expenditures; or revise or delay our operations or strategic plans. If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our senior credit facility and the indenture governing the notes. The leverage resulting from our notes offering and our senior credit facility could have certain material adverse effects on us, including limiting our ability to obtain additional financing and reducing cash available for our operations and acquisitions. As a result, our ability to withstand competitive pressures may be decreased and, we may be more vulnerable to economic downturns, which in turn could reduce our flexibility in responding to changing business, regulatory and economic conditions. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
ITEM 5. OTHER INFORMATION
     On July 26, 2006, Daniel C. Rizzo, Jr., was designated by the Company as its principal accounting officer, effective as of that date. Mr. Rizzo joined the Company in June 2006, and serves as Vice President and Corporate Controller. Prior to joining the Company, Mr. Rizzo, age 43, served as the Vice President and General Controller of Hexion Specialty Chemicals, Inc. from October 2005 to May 2006, before which he was Vice President, Corporate Controller and principal accounting officer at Gardner Denver, Inc. since 1998.
     In connection with Mr. Rizzo’s appointment as principal accounting officer, Gary E. Sphar, a Vice President of the Company and the Chief Financial Officer of Mylan Pharmaceuticals Inc., and former Corporate Controller of the Company, will no longer serve in that role.
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended June 30, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc. (Registrant)
July 28, 2006	By:	/s/ Robert J. Coury
Robert J. Coury
Vice Chairman and Chief Executive Officer

July 28, 2006		/s/ Edward J. Borkowski
Edward J. Borkowski
Chief Financial Officer (Principal financial officer)

July 28, 2006		/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Vice President , Corporate Controller (Principal accounting officer)

EXHIBIT INDEX

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.