Form 10-Q
period 2006-09-30
MYLAN LABORATORIES INC
filed 2006-11-03
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9114

MYLAN LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of incorporation)	25-1211621 (I.R.S. Employer Identification No.)

1500 Corporate Drive Canonsburg, Pennsylvania (Address of principal executive offices)	15317 (Zip Code)

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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2006

$0.50 par value	211,990,589

MYLAN LABORATORIES INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
September 30, 2006

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1:	Financial Statements
	Condensed Consolidated Statements of Earnings — Three and Six Months Ended September 30, 2006 and 2005	3
	Condensed Consolidated Balance Sheets — September 30, 2006 and March 31, 2006	4
	Condensed Consolidated Statements of Cash Flows — Six Months Ended September 30, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	17
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4:	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1:	Legal Proceedings	24
Item 1A:	Risk Factors	25
Item 4:	Submission of Matters to a Vote of Security Holders	37
Item 6:	Exhibits	37
SIGNATURES		39
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

	Three Months		Six Months
Period Ended September 30,	2006	2005	2006	2005
	(Unaudited; in thousands, except per share amounts)

Revenues
Net revenues	$357,766	$296,613	$706,555	$617,622
Other revenues	8,891	1,381	16,241	3,750

Total revenues	366,657	297,994	722,796	621,372
Cost of sales	170,567	154,763	338,506	310,307

Gross profit	196,090	143,231	384,290	311,065

Operating expenses:
Research and development	22,696	28,253	43,921	53,432
Selling, general and administrative	50,348	56,995	100,173	128,084
Litigation settlements, net	(11,500)	—	(11,500)	12,000

Total operating expenses	61,544	85,248	132,594	193,516

Earnings from operations	134,546	57,983	251,696	117,549
Interest expense	10,441	8,942	20,801	8,942
Other (expense) income, net	(2,222)	4,347	7,362	9,903

Earnings before income taxes	121,883	53,388	238,257	118,510
Provision for income taxes	44,342	17,618	85,129	39,825

Net earnings	$77,541	$35,770	$153,128	$78,685

Earnings per common share:
Basic	$0.37	$0.16	$0.73	$0.32

Diluted	$0.36	$0.16	$0.71	$0.31

Weighted average common shares outstanding:
Basic	210,999	225,042	210,477	247,244

Diluted	215,077	229,259	214,934	251,261

Cash dividend declared per common share	$0.06	$0.06	$0.12	$0.12

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30,	March 31,
	2006	2006
	(Unaudited; in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$159,786	$150,124
Marketable securities	451,882	368,003
Accounts receivable, net	252,515	242,193
Inventories	303,267	279,008
Deferred income tax benefit	145,606	137,672
Prepaid expenses and other current assets	20,030	14,900

Total current assets	1,333,086	1,191,900
Property, plant and equipment, net	439,431	406,875
Intangible assets, net	96,153	105,595
Goodwill	102,579	102,579
Other assets	64,412	63,577

Total assets	$2,035,661	$1,870,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$61,075	$76,859
Income taxes payable	18,565	12,963
Current portion of long-term obligations	1,586	4,336
Cash dividends payable	12,713	12,605
Other current liabilities	166,015	158,487

Total current liabilities	259,954	265,250
Deferred revenue	90,031	89,417
Long-term debt	687,000	685,188
Other long-term obligations	23,105	22,435
Deferred income tax liability	18,748	20,585

Total liabilities	1,078,838	1,082,875

Shareholders’ equity
Preferred stock	—	—
Common stock	155,471	154,575
Additional paid-in capital	461,321	418,954
Retained earnings	2,066,812	1,939,045
Accumulated other comprehensive earnings	2,264	2,450

	2,685,868	2,515,024
Less:
Treasury stock at cost	1,729,045	1,727,373

Total shareholders’ equity	956,823	787,651

Total liabilities and shareholders’ equity	$2,035,661	$1,870,526

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	September 30,
	2006	2005
	(Unaudited; in thousands)

Cash flows from operating activities:
Net earnings	$153,128	$78,685
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	23,887	23,928
Stock-based compensation expense	12,835	—
Net (income) loss from equity method investees	(5,038)	948
Change in estimated sales allowances	19,919	7,737
Restructuring provision	—	19,646
Deferred income tax benefit	(7,687)	(12,657)
Other non-cash items, net	7,313	6,456
Litigation settlements	(11,500)	12,000
Receipts from litigation settlements	13,508	2,000
Cash received from Somerset	5,500	—
Changes in operating assets and liabilities:
Accounts receivable	(36,609)	61,383
Inventories	(24,259)	30,035
Trade accounts payable	(8,180)	(2,604)
Income taxes	7,319	(38,790)
Deferred revenue	(8,504)	—
Other operating assets and liabilities, net	14,552	6,311

Net cash provided by operating activities	156,184	195,078

Cash flows from investing activities:
Capital expenditures	(49,798)	(51,313)
Purchase of marketable securities	(403,789)	(440,844)
Proceeds from sale of marketable securities	318,482	665,458
Other investing items, net	(896)	(1,704)

Net cash (used in) provided by investing activities	(136,001)	171,597

Cash flows from financing activities:
Cash dividends paid	(25,253)	(24,262)
Payment of financing fees	(1,782)	(13,900)
Proceeds from long-term debt	187,000	775,000
Payments on long-term debt	(187,938)	—
Purchase of common stock	—	(1,081,011)
(Decrease) increase in outstanding checks in excess of cash in disbursement accounts	(7,605)	5,221
Tax benefit of stock-based compensation	3,353	—
Proceeds from exercise of stock options	21,704	16,635

Net cash used in financing activities	(10,521)	(322,317)

Net increase in cash and cash equivalents	9,662	44,358
Cash and cash equivalents — beginning of period	150,124	137,733

Cash and cash equivalents — end of period	$159,786	$182,091

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$78,122	$91,272

Interest	$21,788	$—

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited; dollars in thousands, except per share amounts)

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The interim results of operations for the three and six months ended September 30, 2006, and the interim cash flows for the six months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

Certain prior year amounts were reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders’ equity.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three and six month periods ended September 30, 2006. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $408,908 and $381,800 as of September 30, 2006 and March 31, 2006. Other current liabilities include $53,185 and $60,374 at September 30, 2006, and March 31, 2006, for certain rebates and other adjustments that are payable to indirect customers.

3.	Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for Mylan as of the beginning of fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

4.	Pending Acquisition

On August 28, 2006, Mylan entered into a Share Purchase Agreement (the “Share Purchase Agreement”) to acquire, through MP Laboratories (Mauritius) Ltd, its wholly-owned indirect subsidiary, approximately 51.5% of the outstanding share capital of Matrix Laboratories Limited (“Matrix”), a publicly traded Indian company. Matrix is engaged in the manufacture of active pharmaceutical ingredients (“APIs”) and solid oral dosage forms and is based in Hyderabad, India. Pursuant to the Share Purchase Agreement, Mylan has agreed to pay a cash purchase price of 306 rupees per share (or approximately $6.58 per share at the August 28, 2006, exchange rate), for shares held by the selling shareholders, Mr. Prasad Nimmagadda, Prasad Nimmagadda-HUF, G2 Corporate Services Limited, India Newbridge Investments Limited (“Newbridge Investments”), India Newbridge Coinvestment

Limited (“Newbridge Coinvestment”), India Newbridge Partners FDI Limited (“Newbridge Partners” and, together with Newbridge Investments and Newbridge Coinvestment, the “Newbridge Selling Shareholders”), Maxwell (Mauritius) Pte. Limited and Spandana Foundation (collectively, the “Selling Shareholders”).

In accordance with applicable Indian law, the Company has also made a public announcement for an open offer to acquire up to an additional 20% of the outstanding shares of Matrix (the “Public Offer”) from Matrix’s shareholders (other than the Selling Shareholders). The price in the Public Offer will be 306 rupees per share, in accordance with applicable Indian regulations.

Mr. Prasad Nimmagadda, the Newbridge Selling Shareholders and Maxwell (Mauritius) Pte. Limited have agreed to use a portion of the proceeds from their sale of Matrix shares, approximately $164,000 in the aggregate, to acquire shares of Mylan common stock in a private sale at a price of $20.85 per share, which is conditioned upon the closing of the Share Purchase Agreement and other customary closing conditions. Assuming the open offer is fully subscribed, and taking into account the private sale of Mylan common stock, the net cash to be paid, excluding transaction costs, is expected to be approximately $572,000. The transaction will be funded using Mylan’s existing revolving credit facility and cash on hand.

Mylan and certain of the Selling Shareholders have entered into a Shareholders’ Agreement (the “Mylan Shareholders’ Agreement”) relating to their share ownership of Mylan, which agreement will be effective upon the closing of the private sale of the Mylan shares. The Mylan Shareholders’ Agreement requires registration of the Mylan shares, restricts transfer of the Mylan shares by Mr. Prasad Nimmagadda for a limited period of time, provides for the Company, using its reasonable best efforts, to nominate Mr. Prasad Nimmagadda to the Company’s Board of Directors for a certain period of time, and restricts Mr. Prasad Nimmagadda from competing with Matrix’s pharmaceutical business for a certain period of time.

The consummation of the acquisition of Matrix shares from the Selling Shareholders is subject to regulatory approval in India and other closing conditions. The consummation of the acquisition of shares in the Public Offer is also subject to regulatory approval in India. The parties anticipate that the transaction will be completed by the end of fiscal 2007. Matrix will remain a publicly traded company in India and will continue to operate on an independent basis.

In conjunction with this planned transaction, on August 26, 2006, the Company entered into a foreign exchange forward contract to purchase Indian rupees with U.S. dollars. The contract is contingent upon the close of the potential Matrix acquisition. The purpose of the forward contract is to mitigate the risk of foreign currency exposure related to the pending transaction.

The Company accounts for this instrument under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). This instrument does not qualify for hedge accounting treatment under SFAS 133 and therefore was required to be adjusted to fair value with the change in the fair value of the instrument recorded in current earnings. At September 30, 2006, the Company recorded a loss of $7,800 related to this deal contingent forward contract. This amount is included as other income (expense), net in the Condensed Consolidated Statement of Earnings for both periods ended September 30, 2006.

5.	Stock Based Incentive Plan

Mylan’s shareholders approved the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan on July 25, 2003, and approved certain amendments on July 28, 2006 (the “2003 Plan”). Under the 2003 Plan, 22,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Awards are granted at the market price of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to four years and generally expire in ten years.

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective April 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Prior to April 1, 2006, the Company accounted for its stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Share Based Compensation, (“SFAS 123”).

Mylan adopted the provisions of SFAS 123R, using the modified prospective transition method. Under this method, compensation expense recognized in the three and six month period ended September 30, 2006 of fiscal 2007 includes: (a) compensation cost for all share-based payments granted prior to April 1, 2006, but for which the requisite service period had not been completed as of April 1, 2006, based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation for the three and six months ended September 30, 2005, were as follows:

	Three Months	Six Months
Period Ended September 30,	2005	2005
	(In thousands)

Net earnings as reported	$35,770	$78,685
Add: Stock-based compensation expense included in reported net income, net of related tax effects	638	1,274
Deduct: Total compensation expense determined under the fair value based method for all stock awards, net of related tax effects	(1,438)	(2,045)

Pro forma net earnings	$34,970	$77,914

Earnings per share:
Basic — as reported	$0.16	$0.32

Basic — pro forma	$0.15	$0.31

Diluted — as reported	$0.16	$0.31

Diluted — pro forma	$0.15	$0.31

Upon approval of the 2003 Plan, the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan (the “1997 Plan”) was frozen, and no further grants of stock options will be made under that plan. However, there are stock options outstanding from the 1997 Plan, expired plans and other plans assumed through acquisitions.

The following table summarizes stock option activity:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares Under	Exercise Price	Contractual	Intrinsic
	Option	per Share	Term	Value
				(In thousands)

Outstanding at March 31, 2006	21,358,670	$15.16
Options granted	438,400	22.46
Options exercised	(1,791,101)	12.12
Options forfeited	(577,278)	17.08

Outstanding at September 30, 2006	19,428,691	$15.55	6.40	$90,965

Vested and expected to vest at September 30, 2006	19,124,433	$15.51	6.35	$90,356

Options exercisable at September 30, 2006	12,988,863	$14.10	5.57	$79,063

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards is presented below:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Restricted Stock Awards	Stock Awards	Fair Value

Nonvested at March 31, 2006	507,962	$24.69
Granted	199,161	23.27
Released	(472,500)	24.85
Forfeited	—	—

Nonvested at September 30, 2006	234,623	$23.12

Of the 199,161 awards granted in fiscal 2007, approximately 135,000 are performance based. The remaining awards vest ratably over three years.

As of September 30, 2006, the Company had $25,300 of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock based awards, which will be recognized over the remaining weighted average period of 1.6 years. The total intrinsic value of options exercised during the three and six month periods ended September 30, 2006 was $10,216 and $13,971. The total fair value of all options which vested during the three and six month periods ended September 30, 2006, was $26,300 and $33,500.

As a result of the adoption of SFAS 123R, the Company recognized stock-based compensation expense of $6,029 and $12,835 for the three and six months ended September 30, 2006. The impact of recognizing the compensation expense related to SFAS 123R on basic and diluted earnings per share for the three and six months ended September 30, 2006, was $0.02 and $0.04.

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

Six Months
Period Ended September 30,	2006

Volatility	36.0%
Risk-free interest rate	4.9%
Dividend yield	1.1%
Expected term of options (in years)	4.1
Forfeiture rate	3.0%
Weighted average grant date fair value per option	$7.17

6.	Restructuring

On June 14, 2005, the Company announced that it was closing its branded subsidiary, Mylan Bertek Pharmaceuticals, Inc. (“Mylan Bertek”), and transferring the responsibility for marketing Mylan Bertek’s products to other Mylan subsidiaries. In conjunction with this restructuring, the Company incurred restructuring charges of $9,443 and $19,646, pre-tax, during the three and six months ended September 30, 2005. Of this, $1,000 is included in research and development expense, with the remainder in selling, general and administrative expense. As of March 31, 2006, the Company’s restructuring was complete.

7.	Balance Sheet Components

Selected balance sheet components consist of the following:

	September 30,	March 31,
	2006	2006
	(In thousands)

Inventories:
Raw materials	$129,759	$98,259
Work in process	46,230	36,073
Finished goods	127,278	144,676

	$303,267	$279,008

Property, plant and equipment:
Land and improvements	$13,331	$10,639
Buildings and improvements	216,608	175,343
Machinery and equipment	307,381	287,202
Construction in progress	127,455	144,429

	664,775	617,613
Less: accumulated depreciation	225,344	210,738

	$439,431	$406,875

Other current liabilities:
Payroll and employee benefit plan accruals	$40,949	$24,323
Accrued rebates	53,185	60,374
Royalties and product license fees	5,465	9,320
Deferred revenue	8,107	17,225
Legal and professional	30,526	30,074
Accrued interest	4,312	3,989
Other	23,471	13,182

	$166,015	$158,487

8.	Earnings per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options and restricted stock on the weighted average number of common shares outstanding was 4,078,000 and 4,217,000 for the three months ended September 30, 2006 and 2005, and 4,457,000 and 4,017,000 for the six months ended September 30, 2006 and 2005.

Options to purchase 2,167,000 and 5,402,000 shares of common stock were outstanding as of September 30, 2006 and 2005, but were not included in the computation of diluted earnings per share for the three months then ended because to do so would have been antidilutive.

9.	Intangible Assets

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
	(In thousands)

September 30, 2006
Amortized intangible assets:
Patents and technologies	20	$118,935	$57,945	$60,990
Product rights and licenses	12	102,006	74,287	27,719
Other	20	14,267	7,606	6,661

		$235,208	$139,838	95,370

Intangible assets no longer subject to amortization:
Trademarks				783

				$96,153

March 31, 2006
Amortized intangible assets:
Patents and technologies	20	$118,935	$54,836	$64,099
Product rights and licenses	12	111,135	77,444	$33,691
Other	20	14,267	7,245	$7,022

		$244,337	$139,525	104,812

Intangible assets no longer subject to amortization:
Trademarks				783

				$105,595

Amortization expense for the six months ended September 30, 2006, and 2005, was $6,703 and $7,385 and is expected to be $14,407, $13,637, $13,460, $12,411 and $11,259 for fiscal years 2007 through 2011, respectively.

10.	Long-Term Debt

A summary of long-term debt is as follows:

	September 30	March 31
	2006	2006
	(In thousands)

Senior Notes(A)	$500,000	$500,000
Credit Facilities(B)	187,000	187,938

	687,000	687,938
Less: Current portion	—	2,750

Total long-term debt	$687,000	$685,188

(A) On July 21, 2005, the Company issued $500,000 in Senior Notes, which consisted of $150,000 of Senior Notes due August 15, 2010, and bearing interest at 5 3/4% per annum (the “2010 Restricted Notes”) and $350,000 of Senior Notes due August 15, 2015, and bearing interest at 6 3/8% per annum (the “2015 Restricted Notes”, and collectively the “Restricted Notes”). The Restricted Notes were exchanged on January 14, 2006, in accordance with a registration rights agreement in a transaction consummated on January 19, 2006. The form and terms of the registered notes (“the Notes”) are identical in all material respects to the original notes.

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

(B) On July 21, 2005, the Company entered into a $500,000 senior secured credit facility (the “Credit Facility”). The Credit Facility consisted of a $225,000 five-year revolving credit facility (the “Revolving Credit Facility”), which the Company intended to use for working capital and general corporate purposes, and a $275,000 five-year term loan (the “Term Loan”).

On July 24, 2006, the Company completed the refinancing of its existing credit facility by entering into a credit agreement for a new five-year $700,000 senior unsecured revolving credit facility (the “New Facility”). Borrowings totaling $187,000 were made under the New Facility and, along with existing cash, were used to repay the Term Loan. At September 30, 2006 these borrowings bear interest at a rate equal to LIBOR plus 0.60% per annum, which equates to 5.98%. The spread over LIBOR for these borrowings will subsequently be adjusted based upon the Company’s total leverage ratio as discussed below. The remaining unused portion of the New Facility is available for working capital and general corporate purposes, including acquisitions.

At the Company’s option, additional loans under the New Facility will bear interest at either a rate equal to LIBOR plus an applicable margin of 0.60% or at a base rate, which is defined as the higher of the rate announced publicly by the administrative agent, from time to time, as its prime rate or 0.5% above the federal funds rate. In the case of the applicable margin for advances based on LIBOR, the applicable margin may increase or decrease, within a range from 0.40% to 0.70%, based on the Company’s total leverage ratio. In addition, the Company is required to pay a facility fee on average daily amount of the commitments (whether used or unused) of the New Facility at a rate, which ranges from 0.10% to 0.175%, based on the Company’s total leverage ratio.

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

All financing fees associated with the Company’s borrowings are being amortized over the life of the related debt. The total unamortized amounts of $13,198 and $12,813 are included in other assets in the Condensed Consolidated Balance Sheets at September 30, 2006 and March 31, 2006.

At September 30, 2006 the fair value of the Notes was approximately $487,000. The New Facility’s fair value approximated carrying value at September 30, 2006. At March 31, 2006, the carrying value of the Company’s long-term debt approximated fair value.

Principal maturities of the Notes and the New Facility are as follows:

(In thousands)

Fiscal
2008	$—
2009	—
2010	—
2011	150,000
2012	187,000
Thereafter	350,000

$687,000

11.	Comprehensive Earnings

Comprehensive earnings consist of the following:

	Three Months		Six Months
Period Ended September 30,	2006	2005	2006	2005
	(In thousands)

Net earnings	$77,541	$35,770	$153,128	$78,685
Other comprehensive earnings net of tax:
Net unrealized (loss) gain on marketable securities	(18)	900	(916)	2,395
Reclassification for (gains) losses included in net earnings	(5)	123	730	108

	(23)	1,023	(186)	2,503

Comprehensive earnings	$77,518	$36,793	$152,942	$81,188

Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.

12.	Common Stock

As of September 30, 2006, and March 31, 2006, there were 600,000,000 shares of common stock authorized with 310,941,352 and 309,150,251 shares issued. Treasury shares held as of September 30, 2006 and March 31, 2006 were 99,028,399, and 98,971,431.

On June 14, 2005, the Company announced a $1,250,000 share buyback, comprised of a modified “Dutch Auction” self-tender for up to $1,000,000 and a $250,000 follow-on share repurchase program. The “Dutch Auction” self-tender closed on July 21, 2005 at which time the Company announced that it accepted for payment an aggregate of 51,282,051 shares of its common stock at a purchase price of $19.50 per share. The follow-on repurchase was completed during fiscal 2006 through the purchase of 12,595,200 shares for approximately $250,000 on the open market.

13.	Contingencies

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12,000, which has been accrued for by the Company. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier and broker for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. In post-trial filings, the plaintiffs have requested that the verdict be trebled. Plaintiffs are also seeking an award of attorneys’ fees, litigation costs and interest on the judgment in unspecified amounts. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. The Company filed a motion for judgment as a matter of law, a motion for a new trial and a motion to reduce verdict, all of which remain pending before the court. If the Company’s post-verdict motions are denied, the Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.

Pricing and Medicaid Litigation

On June 26, 2003, MPI and UDL Laboratories Inc. (“UDL”), a subsidiary of Mylan Labs, received requests from the U.S. House of Representatives Energy and Commerce Committee (the “Committee”) seeking information about certain products sold by MPI and UDL in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. MPI and UDL cooperated with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ attorneys general (“AG”) have also sent letters to MPI, UDL and Mylan Bertek, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.

Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi, Missouri, Hawaii, Alaska and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the California, Florida, Missouri and Hawaii AG actions and the actions brought by various counties in New York, excluding the actions brought by Erie, Oswego and Schenectady counties, Mylan Labs, MPI and/or UDL have answered the respective complaints denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.

Department of Justice Medicaid Rebate Investigation

By letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. To the best of MPI’s information, the investigation is ongoing. MPI is collecting information requested by the government and is cooperating fully with the government’s investigation.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan Labs, along with four other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and with the exception of the action brought by Apotex, Inc., Mylan Labs has not yet been required to respond to any complaint. Mylan Labs has filed a motion to dismiss the Apotex action, which is pending. Mylan Labs intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan Labs, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. Mylan is collecting information requested by the government and is cooperating with the government’s investigation.

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

Overview

Mylan’s financial results for the three months ended September 30, 2006, included total revenues of $366.7 million, net earnings of $77.5 million and earnings per diluted share of $0.36. Comparatively, the three months ended September 30, 2005, included total revenues of $298.0 million, net earnings of $35.8 million and earnings per diluted share of $0.16. This represents an increase of 23% in total revenues, 117% in net earnings and 125% in earnings per diluted share when compared to the same prior year period. Included in earnings per share for the second quarter of fiscal 2007 is stock based compensation expense totaling $0.02 per share as a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), a mark to market loss on a foreign exchange forward contract of $0.02 per share and a gain of $0.03 per share related to the favorable settlement of certain litigation. Included in earnings per share in the second quarter of fiscal 2006 was $0.03 per share related to restructuring costs associated with the closure of Mylan’s subsidiary, Mylan Bertek Pharmaceuticals Inc. (“Mylan Bertek”).

For the six months ended September 30, 2006, Mylan reported total revenues of $722.8 million, net earnings of $153.1 million and earnings per diluted share of $0.71. For the first six months of fiscal 2006, total revenues were $621.4 million, net earnings were $78.7 million and earnings per diluted share were $0.31. This represents an increase of 16% in total revenues, 95% in net earnings and 129% in earnings per diluted share when compared to the prior period. Stock based compensation costs of $0.04 per share are included in the results for the six months ended September 30, 2006, as a result of the adoption of SFAS 123R, as is $0.02 per share of a mark to market loss on a foreign exchange forward contract and a gain of $0.03 per share related to the favorable settlement of certain litigation. Included in the prior year results are $0.03 per diluted share, with respect to a contingent legal liability related to previously-disclosed litigation in connection with the Company’s lorazepam and clorazepate products, and $0.05 per diluted share of restructuring costs. A more detailed discussion of the Company’s financial results of the three and six month periods ended September 30, 2006, can be found under the section titled “Results of Operations”.

Significant developments which have occurred during the second quarter include:

•	Matrix Acquisition — On August 28, 2006, Mylan announced that it will acquire up to 71.5% of the shares outstanding of Matrix Laboratories Limited (“Matrix”), a publicly traded Indian company, for 306 rupees per Matrix share. Under the terms of the transaction, Mylan will purchase 51.5% of Matrix’s shares outstanding pursuant to an agreement with certain selling shareholders and will make an open offer to acquire up to an additional 20% of the outstanding shares of Matrix. Assuming the open offer is fully subscribed, the total purchase price, excluding transaction costs, is expected to be approximately $736.0 million.

Mylan and Matrix together will have approximately 5,100 employees in 10 countries. Matrix will provide Mylan with a significant presence in important emerging pharmaceutical markets, including India, China and Africa, as well as a European footprint and distribution network through Matrix’s Docpharma subsidiary. This transaction will combine Matrix’s active pharmaceutical ingredient and drug development business with Mylan’s expertise in finished dosage forms. The transaction will also expand Mylan’s high-barrier-to-entry product capabilities, particularly in the area of anti-virals.

The consummation of the acquisition of Matrix shares is subject to regulatory approval in India and other closing conditions. The parties anticipate that the transaction will be completed by the end of fiscal 2007.

This transaction will be funded using Mylan’s existing revolving credit facility and cash on hand. Approximately $164.0 million of the funds received by three of the selling shareholders will be used to purchase shares of Mylan common stock resulting in net cash to be paid of approximately $572.0M.

•	Refinancing of Credit Facility — On July 24, 2006, the Company completed the refinancing of its Credit Facility by entering into a credit agreement for a new five-year $700.0 million senior unsecured revolving credit facility (the “New Facility”). Borrowings totaling $187.0 million were made under the New Facility and were used to repay an existing term loan. The remaining unused portion of the New Facility is available for working capital and general corporate purposes, including acquisitions.

•	Other Recent Developments — Mylan notes the following developments related to the products listed below:

•	Oxybutynin — On September 6, 2006, the U.S. Court of Appeals for the Federal Circuit upheld a district court decision that Mylan’s oxybutynin products do not infringe a patent for Ditropan XL® and that the patent was invalid. Mylan has received tentative approval and is currently awaiting final approval from the U.S. Food and Drug Administration (“FDA”) for its Abbreviated New Drug Applications (“ANDAs”) for the 5mg and 10mg strengths of oxybutynin. Oxybutynin is the generic version of Alza’s Ditropan XL. Mylan is the first generic company to file an ANDA for these two strengths, and will therefore be eligible for 180-days of market exclusivity upon commercial launch. The 5mg and 10mg strengths represent more than 80% of the approximately $380 million in U.S. sales during the 12-month period ended June 30, 2006, according to IMS Health. The Company also entered into exclusive supply agreements with Ortho-McNeil Pharmaceuticals, Inc. and Alza Corporation, which would allow for Mylan to launch the 15mg strength of Ditropan XL under certain circumstances.

•	Topiramate — On September 11, 2006, Mylan received final approval from the FDA on its ANDA for topiramate tablets, 25mg, 100mg and 200mg. Topiramate tablets are the generic version of Ortho-McNeil’s Topamax® Tablets, which had U.S. sales of approximately $1.37 billion for the three strengths listed above for the 12-month period ended June 30, 2006 according to IMS Health. Mylan also received tentative approval for the 50mg strength of Topiramate. The FDA has confirmed that Mylan was the first generic company to file on the 25mg, 100mg, and 200mg strengths of topiramate and is therefore eligible for 180 days of market exclusivity. The FDA has indicated that the exclusivity will begin to run from the earlier of the commercial launch of the Mylan product or a court decision from which no appeal can be taken. However Ortho-McNeil has been granted a preliminary injunction which effectively prohibits Mylan from launching its product until the earlier of a court decision with respect to all issues of validity and infringement, or patent expiration.

•	Amlodipine Besylate — On October 19, 2006, Mylan reported that the U.S. District Court for the Western District of Pennsylvania granted a motion to dismiss the ’909 patent from the patent infringement litigation between Pfizer and Mylan concerning amlodipine besylate tablets thereby removing the ’909 as a patent that Pfizer can assert against Mylan. The ’909 patent was one of two patents covered in the litigation scheduled to begin on November 28, 2006. Amlodipine besylate tablets are the generic version of Pfizer’s Norvasc® Tablets, which had U.S. sales of approximately $2.7 billion for the 12-month period ended June 30, 2006, according to IMS Health. As previously announced, the FDA has granted Mylan final approval for its ANDA for amlodipine besylate tablets, 2.5mg (base), 5mg (base) and 10mg (base). The FDA also confirmed that Mylan was the first generic company to file on all strengths of Norvasc Tablets and is therefore eligible for 180 days of market exclusivity. The FDA has indicated that the exclusivity will begin to run from the earlier of the commercial launch of the Mylan product or a final court decision concerning the pending litigation between Pfizer and Mylan.

Results of Operations

Quarter Ended September 30, 2006, Compared to Quarter Ended September 30, 2005

Total Revenues and Gross Profit

Total revenues for the current quarter increased by 23% or $68.7 million to $366.7 million from $298.0 million in the same prior year period. This increase was driven by both increased volume and stable pricing. During the quarter fentanyl continued to be the only AB-rated generic alternative to Duragesic® on the market and accounted for approximately 20% of net sales. As a result of a continued shift from brand to generic, fentanyl contributed favorably to both pricing and volume.

Excluding fentanyl, Mylan’s product portfolio realized overall stable pricing and volume. In total, doses shipped increased by 6% to approximately 3.5 billion.

Other revenue for the quarter ended September 30, 2006, consisted primarily of amounts recognized with respect to Apokyn®, which was sold in the prior year, with the remainder related to other business development activities.

Consolidated gross profit increased 37% or $52.9 million to $196.1 million and gross margins increased to 53.5% from 48.1%. A significant portion of gross profit was generated by fentanyl sales which contribute margins well in excess of most other products in our portfolio. Absent any changes to market dynamics or significant new competition for fentanyl, the Company expects the product to continue to be a significant contributor to sales and gross profit. As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products.

Operating Expenses

Research and development (“R&D”) expenses for the current quarter decreased 20% or $5.6 million to $22.7 million from $28.3 million in the same prior year period. This decrease was due primarily to a decline in the number of ongoing R&D studies, including those with respect to nebivolol, which was outlicensed in the fourth quarter of fiscal 2006.

Selling, General and Administrative (“SG&A”) expenses decreased by 12% or $6.6 million to $50.3 million from $56.9 million. This decrease is primarily the result of savings, mostly payroll and payroll related, as a result of the closure of Mylan Bertek in the prior year. Included in SG&A in the prior year was $8.6 million of restructuring costs, related to the Mylan Bertek closure. Partially offsetting these favorable items is $3.3 million in stock based compensation cost recognized as a result of the Company’s adoption of SFAS 123R in the first quarter of fiscal 2007.

Litigation, net

The second quarter of fiscal 2007 included a gain of $11.5 million related to the favorable settlement of certain litigation.

Interest Expense

Interest expense related to the Company’s outstanding borrowings was $10.4 million in the second quarter of fiscal 2007, which is an increase of $1.5 million from second quarter of fiscal 2006. The Company’s borrowings were outstanding for the entire second quarter of fiscal 2007, compared to only a portion of the second quarter of fiscal 2006. Included in interest expense is a commitment fee on the unused portion of the revolving credit facility and the amortization of debt issuance costs.

Other (Expense) Income, net

Other expense, net, was $2.2 million in the second quarter of fiscal 2007 compared to $4.3 million of income in the same prior year period. The change is primarily the result of an unfavorable, non-cash $7.8 million mark to market adjustment on a foreign currency forward contract related to the pending acquisition of Matrix. The purpose of the forward contract was to fix the exchange rate on the rupee denominated acquisition price that Mylan will be required to pay at the time of closing. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, this derivative instrument is marked to market each period with any change in the fair value reported in current earnings. As of October 31, 2006, exchange rates had fluctuated such that the mark to market fair value adjustment of this forward contract on such date would have been favorable.

Income Tax Expense

The Company’s effective tax rate has increased in the current quarter to 36.4% from 33.0% in the same period of the prior year. This increase is due to higher pre-tax income, which results in higher state taxes, and fewer deductions for research and development when compared to fiscal 2006.

Six Months Ended September 30, 2006, Compared to Six Months Ended September 30, 2005

Total Revenues and Gross Profit

Total revenues for the six months ended September 30, 2006 increased by 16% or $101.4 million to $722.8 million from $621.4 million in the same prior year period.

Net revenues increased by $88.9 million to $706.6 million, which was the result of overall stable pricing as well as increased volume. Fentanyl continues to be the main driver behind these increases and has accounted for over 20% of net revenues through the first half of fiscal 2007.

Exclusive of fentanyl, the remaining product portfolio experienced both overall stable pricing and increased volume. In total, doses shipped for the six month period ended September 30, 2006 were approximately 6.9 billion, an increase of 11% over the same period of the prior year.

Other revenue for the six month period ended September 30, 2006, consisted primarily of amounts recognized with respect to Apokyn®, which was sold in the prior year, with the remainder related to other business development activities.

Consolidated gross profit increased 24% or $73.2 million to $384.3 million from $311.1 million, and gross margins increased to 53.2% from 50.1%. A significant portion of gross profit was comprised of fentanyl which contributes margins well in excess of most other products in our portfolio. Absent any changes to market dynamics or significant new competition for fentanyl, the Company expects the product to continue to be a significant contributor to sales and gross profit. As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products.

Operating Expenses

R&D expenses for the six months ended September 30, 2006 decreased 18% or $9.5 million to $43.9 million from $53.4 million in the same prior year period. This decrease was due primarily to a decline in the number of ongoing R&D studies, including those with respect to nebivolol, which was outlicensed in the prior year. Also included in R&D in the prior year was $1.0 million of restructuring costs.

SG&A expenses decreased by 22% or $27.8 million to $100.2 million from $128.0 million. This decrease was primarily the result of the restructuring charge of $18.6 million recorded in the prior period. This restructuring charge consisted primarily of employee termination and severance costs, mostly associated with the Mylan Bertek sales force, as well as asset write-downs and lease termination costs. Cost savings derived as a result of the restructuring accounted for the remaining decrease.

Litigation, net

The six months ended September 30, 2006, included a favorable settlement of litigation for $11.5 million. In the same period of the prior year, there was a charge recorded in the amount of $12.0 million for a contingent liability with respect to the Company’s previously disclosed lorazepam and clorazepate product litigation.

Interest Expense

Interest expense for the six months ended September 30, 2006 totaled $20.8 million compared to $8.9 million for the same period of the prior year. The Company has had their financing outstanding for the entire first half of fiscal 2007, while it was only completed during the second quarter of fiscal 2006. Included in interest expense is a commitment fee on the unused portion of the revolving credit facility and the amortization of debt issuance costs.

Other (Expense) Income, net

Other income, net, was $7.4 million in the first half of fiscal 2007 compared to $9.9 million in the same prior year period. The change is primarily the result of an unfavorable, non-cash $7.8 million, mark to market adjustment on a foreign currency forward contract related to the pending acquisition of Matrix. The purpose of the forward contract was to fix the exchange rate on the rupee denominated acquisition price that Mylan will be required to pay at the time of closing. In accordance with SFAS 133, this derivative instrument is marked to market each period with any change in the fair value reported in current earnings. As of October 31, 2006, exchange rates had fluctuated such that the mark to market fair value adjustment of this forward contract would have been favorable. Partially, offsetting this adjustment was income related to our investment in Somerset Pharmaceuticals, Inc. (“Somerset”). We own a 50% equity interest in and account for this investment using the equity method of accounting. During the first quarter of fiscal 2007, Mylan received a cash payment from Somerset of approximately $5.5 million. The amount in excess of the carrying value of our investment in Somerset, approximately $5.0 million, was recorded as equity income.

Income Tax Expense

The Company’s effective tax rate increased for the first half of fiscal 2007 to 35.7% from 33.6% in the same period of the prior year. This increase is due to higher pre-tax income, which results in higher state taxes, and fewer deductions for research and development when compared to fiscal 2006.

Liquidity and Capital Resources

The Company’s primary source of liquidity continues to be cash flows from operating activities, which were $156.2 million for the six months ended September 30, 2006. Working capital as of September 30, 2006, was $1.1 billion compared to $926.7 million at March 31, 2006. This increase is primarily the result of increased receivables, due to the timing of cash collections and shipments, an increase in inventory due to aligning production to forecasted volumes, and an increase in marketable securities.

Cash used in investing activities for the six months ended September 30, 2006, was $136.0 million. Of the Company’s $2.0 billion of total assets at September 30, 2006, $611.7 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist of a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations. These investments are highly liquid and available for working capital needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

Capital expenditures during the six months ended September 30, 2006, were $49.8 million. These expenditures were incurred primarily with respect to the Company’s previously announced planned expansions and the implementation of an integrated ERP system. The Company expects capital expenditures for fiscal 2007 to approximate $135.0 million.

Cash used in financing activities was $10.5 million for the six months ended September 30, 2006. As part of the refinancing of the Company’s debt completed in July 2006, $187.0 million dollars was borrowed under the new credit facility and used along with existing cash to repay an existing term loan.

Also included in cash flows from financing activities are proceeds of $21.7 million from the exercise of stock options and cash dividends paid of $25.3 million. In the first quarter of fiscal 2006, the Board voted to double the amount of the quarterly dividend to 6.0 cents per share from 3.0 cents per share, effective with the dividend paid for the first quarter of fiscal 2006.

The Company is involved in various legal proceedings that are considered normal to its business (see Note 13 to Condensed Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations.

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

The Company is continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, the Company may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. On August 28, 2006, the Company announced that it will acquire up to 71.5% of the shares outstanding of Matrix, for 306 rupees per Matrix share, or approximately $736.0 million. Approximately $164.0 million of funds received by three of the selling shareholders will be used to purchase shares of Mylan common stock resulting in net cash to be paid of approximately $572.0 million. This transaction is expected to be funded through the credit facility and cash on hand.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 will be effective for Mylan as of the beginning of fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk from changes in the market values of investments in its marketable debt securities, interest rate risk from changes in interest rates associated with its long term debt and foreign currency exchange rate risk as a result of its pending acquisition of up to 71.5% of the shares outstanding of Matrix. In addition to marketable debt and equity securities, investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.

The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at September 30, 2006 and March 31, 2006:

	September 30,	March 31,
	2006	2006
	(In thousands)

Debt securities	$448,069	$362,458
Equity securities	3,813	5,545

	$451,882	$368,003

Marketable Debt Securities

The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At September 30, 2006, the Company had invested $448.1 million in marketable debt securities, of which $79.1 million will mature within one year and $369.0 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $369.0 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $18.5 million change in marketable debt securities.

Long-Term Debt

On July 21, 2005, the Company issued $500.0 million in Senior Notes with fixed interest rates (which were exchanged for registered notes, as described previously) and, on July 24, 2006, entered into a five-year $700.0 million senior unsecured revolving credit facility (the “2006 Credit Facility”). Loans under the 2006 Credit Facility bear interest at a rate equal to either LIBOR plus an applicable margin of 0.60% or at a base rate, which is defined as the higher of the rate announced publicly by the administrative agent, from time to time, as its prime rate or 0.5% above the federal funds rate. In the case of the applicable margin for advances based on LIBOR, the applicable margin may increase or decrease, within a range from 0.40% to 0.70%, based on the Company’s total leverage ratio. In addition, the Company is required to pay a facility fee on average daily amount of the commitments (whether used or unused) of the Credit Facility at a rate, which ranges from 0.10% to 0.175%, based on the Company’s total leverage ratio. On July 24, 2006, the Company borrowed $187.0 million under the 2006 Credit Facility and used the proceeds to repay the aggregate principal amount outstanding under the Company’s previous credit agreement, dated as of July 21, 2005 (the “Previous Credit Agreement”), among the Company, the lenders and other financial institutions party thereto and Merrill Lynch Capital Corporation, as administrative agent. The interest rate on the 2006 Credit Facility at September 30, 2006 was 5.98%.

Generally, the fair market value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. At September 30, 2006 the fair value of the Notes were approximately $487.0 million. The 2006 Credit Facility’s fair value approximated carrying value at September 30, 2006. At March 31, 2006, the carrying value of our total long-term debt approximated fair value. A 10% change in interest rates on the 2006 Credit Facility would result in a change in interest expense of approximately $1.1 million per year.

Foreign Exchange Forward Contract

In conjunction with the planned acquisition of Matrix, on August 26, 2006, the Company entered into a foreign exchange forward contract to purchase Indian rupees with U.S. dollars. The contract is contingent upon the close of the potential acquisition. The purpose of the contract is to mitigate the risk of foreign currency exposure related to the pending transaction. The value of the foreign exchange contract fluctuates depending on the value of the U.S. dollar compared to the Indian rupee. At September 30, 2006, for every one percent change in the value of the U.S. dollar compared to the Indian rupee, the value of the foreign exchange contract will fluctuate by approximately $6.0 million. On September 30, 2006, the mark to market value of our foreign exchange contract resulted in a loss of $7.8 million. We expect the foreign exchange contract to be settled concurrent with our payment of the purchase price for Matrix upon closing of the transaction.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of the material pending legal proceedings to which the Company is a party, please see our Annual Report on Form 10-K for the year ended March 31, 2006. During the quarter ended September 30, 2006, there were no new material legal proceedings or material developments with respect to pending proceedings other than as described below. While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. An adverse outcome in any of these proceedings could have a material adverse effect on the Company’s financial position and results of operations.

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

Pricing and Medicaid Litigation

On June 26, 2003, MPI and UDL Laboratories Inc. (“UDL”), a subsidiary of Mylan Labs, received requests from the U.S. House of Representatives Energy and Commerce Committee (the “Committee”) seeking information about certain products sold by MPI and UDL in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. MPI and UDL cooperated with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ attorneys general (“AG”) have also sent letters to MPI, UDL and Mylan Bertek, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan Labs received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.

Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi, Missouri, Hawaii, Alaska and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the California, Florida, Missouri and Hawaii AG actions and the actions brought by various counties in New York, excluding the actions brought by Erie, Oswego and Schenectady counties, Mylan Labs, MPI and/or UDL have answered the respective complaints denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.

Department of Justice Medicaid Rebate Investigation

By letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. To the best of MPI’s information, the investigation is ongoing. MPI is collecting information requested by the government and is cooperating fully with the government’s investigation.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan Labs, along with four other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and with the exception of the action brought by Apotex, Inc., Mylan Labs has not yet been required to respond to any complaint. Mylan Labs’ has filed a motion to dismiss the Apotex action, which is pending. Mylan Labs intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan Labs, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. Mylan is collecting information requested by the government and is cooperating with the government’s investigation.

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

THE INDENTURE FOR OUR SENIOR NOTES AND OUR CREDIT FACILITY IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM CAPITALIZING ON BUSINESS OPPORTUNITIES AND TAKING SOME ACTIONS. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The indenture for our Senior Notes and credit facility impose significant operating and financial restrictions on us. These restrictions will limit the ability of us and our subsidiaries to, among other things, incur additional indebtedness at our subsidiaries, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, our senior credit facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

OUR ABILITY TO SERVICE OUR DEBT AND MEET OUR CASH REQUIREMENTS DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our ability to satisfy our obligations, including our Senior Notes and our credit facility, will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow, we may be required to: refinance all or a portion of our debt, including the notes and our senior credit facility; obtain additional financing in the future for acquisitions, working capital, capital expenditures and general corporate or other purposes; redirect a substantial portion of our cash flow to debt service, which as a result, might not be available for our operations or other purposes; sell some of our assets or operations; reduce or delay capital expenditures; or revise or delay our operations or strategic plans. If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our senior credit facility and the indenture governing the notes. The leverage resulting from our notes offering and our senior credit facility could have certain material adverse effects on us, including limiting our ability to obtain additional financing and reducing cash available for our operations and acquisitions. As a result, our ability to withstand competitive pressures may be decreased and, we may be more vulnerable to economic downturns, which in turn could reduce our flexibility in responding to changing business, regulatory and economic conditions. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In the normal course of business, we periodically enter into employment, legal settlement, and other agreements which incorporate indemnification provisions. We maintain insurance coverage which we believe will effectively mitigate our obligations under certain of these indemnification provisions. However, should our obligation under an indemnification provision exceed our coverage or should coverage be denied, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

OUR ANNOUNCED (BUT NOT COMPLETED) ACQUISITION OF A CONTROLLING INTEREST IN MATRIX LABORATORIES INVOLVES A NUMBER OF INHERENT RISKS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

On August 28, 2006, we entered into an agreement to acquire up to 71.5% of Matrix’s shares outstanding for 306 rupees per Matrix share (or approximately $6.58 per share at the August 28, 2006, exchange rate). The consummation of the acquisition requires the satisfaction of certain conditions that are beyond our control. Should the acquisition occur, the anticipated synergies and other benefits from the acquisition may not be achieved, and the strategic collaboration of the two businesses will involve challenges and costs, including ensuring compliance with Section 404 of the Sarbanes-Oxley Act of 2002, all of which could result in the costs of the acquisition exceeding its realized benefits. Furthermore, we cannot predict, among other things: the effect of any changes in customer and supplier relationships and customer purchasing patterns; changes in foreign currency exchange rates which could affect the fair value of our foreign exchange forward contract and the net assets to be acquired, the impact and effects of legal or regulatory proceedings, actions or changes; general market perception of the transaction; exposure to lawsuits and contingencies associated with the acquisition; our ability to retain key employees; and other uncertainties and matters beyond our control. We are also responsible for financial advisory, legal, accounting and other fees which must be paid even if the acquisition is not completed. Certain of the above factors could have a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

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

The following provides a summary of votes cast for the proposals on which our shareholders voted at our Annual Meeting of Shareholders held on July 28, 2006.

Proposal No. 1 — Election of Nine Directors.

Nominee	For	Withheld

Milan Puskar	175,825,562	8,600,419
Robert J. Coury	179,066,726	5,359,255
Wendy Cameron	181,241,828	3,184,153
Neil Dimick, C.P.A.	181,192,106	3,233,875
Douglas J. Leech, C.P.A.	175,858,000	8,567,981
Joseph C. Maroon, M.D.	181,425,681	3,000,300
Rodney L. Piatt, C.P.A.	177,501,174	6,924,807
C.B. Todd	180,767,752	3,658,229
Randall L. Vanderveen, Ph.D.	181,403,204	3,022,777

Proposal No. 2 — Approval of an Amendment to the Company’s 2003 Long-Term Incentive Plan.

For	Against	Abstain

167,654,805	14,452,474	2,318,491

Proposal No. 3 — Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2007.

For	Against	Abstain

181,168,570	1,737,384	1,520,024

ITEM 6.	EXHIBITS

3.1		Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.
3.2		Bylaws of the registrant, as amended to date, filed as Exhibit 3.1 to the Report of Form 8-K filed on February 22, 2005, and incorporated herein by reference.
4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.

4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4.2		Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
10.1		Credit Agreement, dated as of July 24, 2006, among the registrant, the lenders party thereto, including Bank of Tokyo-Mitsubishi UFJ Trust Company, Citibank, N.A. and PNC Bank, National Association, as Co-Documentation Agents, Merrill Lynch Capital Corporation, as Syndication Agent, JPMorgan Chase, National Association, as Administrative Agent and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, filed as Exhibit 99.1 to the Report on Form 8-K filed with the SEC on July 26, 2006, and incorporated herein by reference.
10.2		Share Purchase Agreement, dated as of August 28, 2006, by and among the registrant, MP Laboratories (Mauritius) Ltd, Prasad Nimmagadda, Prasad Nimmagadda-HUF, G2 Corporate Services Limited, India Newbridge Investments Limited, India Newbridge Partners FDI Limited, India Newbridge Coinvestment Limited, Maxwell (Mauritius) Pte. Limited and Spandana Foundation.
10.3		Shareholders Agreement, dated as of August 28, 2006, by and among the registrant, India Newbridge Investments Limited, India Newbridge Partners FDI Limited, India Newbridge Coinvestment Limited, Maxwell (Mauritius) Pte. Limited and Prasad Nimmagadda.
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended September 30, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc.
(Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Vice Chairman and Chief Executive Officer

November 3, 2006

/s/ Edward J. Borkowski
Edward J. Borkowski
Chief Financial Officer
(Principal financial officer)

November 3, 2006

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Vice President, Corporate Controller
(Principal accounting officer)

November 3, 2006

EXHIBIT INDEX

10.2	Share Purchase Agreement, dated as of August 28, 2006, by and among the registrant, MP Laboratories (Mauritius) Ltd, Prasad Nimmagadda, Prasad Nimmagadda-HUF, G2 Corporate Services Limited, India Newbridge Investments Limited, India Newbridge Partners FDI Limited, India Newbridge Coinvestment Limited, Maxwell (Mauritius) Pte. Limited and Spandana Foundation.
10.3	Shareholders Agreement, dated as of August 28, 2006, by and among the registrant, India Newbridge Investments Limited, India Newbridge Partners FDI Limited, India Newbridge Coinvestment Limited, Maxwell (Mauritius) Pte. Limited and Prasad Nimmagadda.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.