Form 10-Q
period 2006-12-31
MYLAN LABORATORIES INC
filed 2007-02-08
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at January 30, 2007

$0.50 par value	220,578,250

MYLAN LABORATORIES INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
December 31, 2006

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

	Three Months		Nine Months
Period Ended December 31,	2006	2005	2006	2005
	(Unaudited; in thousands, except per share amounts)

Revenues
Net revenues	$396,692	$306,605	$1,103,247	$924,226
Other revenues	5,069	4,641	21,310	8,392

Total revenues	401,761	311,246	1,124,557	932,618
Cost of sales	177,230	155,449	515,736	465,757

Gross profit	224,531	155,797	608,821	466,861

Operating expenses:
Research and development	22,922	29,375	66,844	82,807
Selling, general and administrative	52,602	48,039	152,784	176,060
Litigation settlements, net	(34,645)	345	(46,154)	12,407

Total operating expenses	40,879	77,759	173,474	271,274

Earnings from operations	183,652	78,038	435,347	195,587
Interest expense	10,491	10,621	31,292	19,563
Other income, net	32,422	4,517	39,785	14,420

Earnings before income taxes	205,583	71,934	443,840	190,444
Provision for income taxes	70,138	23,727	155,267	63,552

Net earnings	$135,445	$48,207	$288,573	$126,892

Earnings per common share:
Basic	$0.64	$0.23	$1.37	$0.54

Diluted	$0.63	$0.22	$1.34	$0.53

Weighted average common shares outstanding:
Basic	212,271	213,351	211,075	235,946

Diluted	215,958	218,705	215,275	240,409

Cash dividend declared per common share	$0.06	$0.06	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2006	2006
	(Unaudited; in thousands)

ASSETS
Current assets:
Cash and cash equivalents	$286,880	$150,124
Marketable securities	179,125	368,003
Accounts receivable, net	312,282	242,193
Inventories	314,936	279,008
Deferred income tax benefit	136,533	137,672
Prepaid expenses and other current assets	45,416	14,900

Total current assets	1,275,172	1,191,900
Property, plant and equipment, net	461,653	406,875
Intangible assets, net	92,829	105,595
Goodwill	102,579	102,579
Investments in equity method investees	210,231	462
Other assets	64,184	63,115

Total assets	$2,206,648	$1,870,526

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$45,445	$76,859
Income taxes payable	38,424	12,963
Current portion of long-term obligations	3,291	4,336
Cash dividends payable	12,784	12,605
Other current liabilities	185,834	158,487

Total current liabilities	285,778	265,250
Deferred revenue	93,252	89,417
Long-term debt	687,000	685,188
Other long-term obligations	21,393	22,435
Deferred income tax liability	17,320	20,585

Total liabilities	1,104,743	1,082,875

Shareholders’ equity
Preferred stock	—	—
Common stock	156,064	154,575
Additional paid-in capital	483,175	418,954
Retained earnings	2,189,473	1,939,045
Accumulated other comprehensive earnings	2,238	2,450

	2,830,950	2,515,024
Less:
Treasury stock at cost	1,729,045	1,727,373

Total shareholders’ equity	1,101,905	787,651

Total liabilities and shareholders’ equity	$2,206,648	$1,870,526

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	December 31,
	2006	2005
	(Unaudited; in thousands)

Cash flows from operating activities:
Net earnings	$288,573	$126,892
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	37,008	35,134
Stock-based compensation expense	17,217	—
Net (income) loss from equity method investees	(5,038)	1,496
Change in estimated sales allowances	(9,244)	15,727
Restructuring provision	—	19,727
Deferred income tax benefit	(2,909)	(14,871)
Other non-cash items, net	5,820	3,529
Litigation settlements, net	(46,154)	12,407
Gain on foreign exchange forward contract	(14,032)	—
Receipts from litigation settlements, net	15,258	1,691
Cash received from Somerset	5,870	—
Changes in operating assets and liabilities:
Accounts receivable	(33,251)	76,528
Inventories	(35,928)	31,296
Trade accounts payable	(23,810)	7,024
Income taxes	32,598	(26,650)
Deferred revenue	(2,875)	17,424
Other operating assets and liabilities, net	21,851	10,396

Net cash provided by operating activities	250,954	317,750

Cash flows from investing activities:
Capital expenditures	(81,829)	(76,865)
Purchase of marketable securities	(548,827)	(595,278)
Proceeds from sale of marketable securities	736,356	881,275
Acquisition of Matrix common stock	(210,601)	—
Other investing items, net	(1,589)	(3,438)

Net cash (used in) provided by investing activities	(106,490)	205,694

Cash flows from financing activities:
Cash dividends paid	(37,966)	(37,167)
Payment of financing fees	(1,782)	(14,646)
Proceeds from long-term debt	187,000	775,000
Payments on long-term debt	(187,938)	(1,375)
Purchase of common stock	—	(1,218,383)
Decrease in outstanding checks in excess of cash in disbursement accounts	(7,605)	(29,393)
Excess tax benefit from stock-based compensation	4,158	—
Proceeds from exercise of stock options	36,425	35,118

Net cash used in financing activities	(7,708)	(490,846)

Net increase in cash and cash equivalents	136,756	32,598
Cash and cash equivalents — beginning of period	150,124	137,733

Cash and cash equivalents — end of period	$286,880	$170,331

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$117,398	$105,068

Interest	$24,885	$4,661

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

The interim results of operations for the three and nine months ended December 31, 2006, and the interim cash flows for the nine months ended December 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

Certain prior year amounts were reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders’ equity.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three and nine month periods ended December 31, 2006. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $380,928 and $381,800 as of December 31, 2006 and March 31, 2006. Other current liabilities include $52,002 and $60,374 at December 31, 2006, and March 31, 2006, for certain rebates and other adjustments that are payable to indirect customers.

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

4.	Acquisition of Matrix Laboratories Limited

On August 28, 2006, Mylan Laboratories Inc. entered into a Share Purchase Agreement (the “Share Purchase Agreement”) to acquire, through MP Laboratories (Mauritius) Ltd, its wholly-owned indirect subsidiary, a controlling interest in Matrix Laboratories Limited (“Matrix”), a publicly traded company in India. Matrix is engaged in the manufacture of active pharmaceutical ingredients (“APIs”) and solid oral dosage forms and is based in Hyderabad, India.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Pursuant to the Share Purchase Agreement, Mylan agreed to pay a cash purchase price of 306 rupees per share for approximately 51.5% of the outstanding share capital of Matrix held by certain selling shareholders (the “Selling Shareholders”).

In accordance with applicable Indian law, MP Laboratories (Mauritius) Ltd, along with the Company, commenced an open offer to acquire up to 20% of the outstanding shares of Matrix (the “Public Offer”) from Matrix’s shareholders (other than the Selling Shareholders) on November 22, 2006, which Public Offer expired on December 11, 2006. The price in the Public Offer was 306 rupees per share, in accordance with applicable Indian regulations.

On December 21, 2006, the Public Offer was completed. A total of 54,585,189 shares were validly tendered, of which Mylan accepted 30,836,662 shares. Payment in the amount of $210,601 for the shares properly tendered and accepted was dispatched to the shareholders. Mylan’s investment in Matrix as of December 31, 2006 is being accounted for under the equity method of accounting and is included within investments in equity method investees on the Company’s Condensed Consolidated Balance Sheet.

On January 8, 2007, Mylan completed its acquisition of approximately 51.5% of Matrix’s outstanding shares from the Selling Shareholders for approximately $545,551, thereby increasing its ownership to approximately 71.5% of the voting share capital of Matrix. Including the Matrix shareholdings maintained by Prasad Nimmagadda (one of the Selling Shareholders), which are subject to a voting arrangement with Mylan, Mylan controls in excess of 75% of the voting share capital of Matrix.

Following the closing of this transaction, certain of the Selling Shareholders used approximately $143,000 of their proceeds to acquire Mylan Laboratories Inc. common stock from the Company in a private sale at a price of $20.85 per share. Prasad Nimmagadda also has agreed to invest $25,000 of his proceeds in Mylan Laboratories Inc. common stock, in a private transaction with the Company anticipated to close in the fourth quarter of fiscal 2007, and, in accordance with his purchase agreement, assigned such right to one of his affiliates.

As a result of Mylan’s total ownership in Matrix, Mylan will account for this transaction as a purchase under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”) and will consolidate the results of operations of Matrix as of January 8, 2007.

In conjunction with the Matrix transaction, the Company entered into a foreign exchange forward contract to purchase Indian rupees with U.S. dollars in order to mitigate the risk of foreign currency exposure related to the transaction. The Company accounts for this instrument under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). This instrument does not qualify for hedge accounting treatment under SFAS 133 and therefore was required to be adjusted to fair value with the change in the fair value of the instrument recorded in current earnings. The portion of the forward contract related to the Public Offer was settled during the quarter and Mylan received a cash payment of $3,444. The remaining portion of the forward contract was closed on January 8, 2007, and Mylan received a cash payment of $12,756. The Company recorded a gain of $25,241 and $17,476 for the three and nine month periods ended December 31, 2006 related to this deal contingent forward contract. These amounts are included within other income, net in the Condensed Consolidated Statements of Earnings for both periods.

5.	Stock Based Incentive Plan

Mylan’s shareholders approved the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan on July 25, 2003, and approved certain amendments on July 28, 2006 (the “2003 Plan”). Under the 2003 Plan, 22,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Awards are generally granted at the market price of the underlying shares at the date of the grant and generally become exercisable over periods ranging from three to four years and generally expire in ten years.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective April 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Prior to April 1, 2006, the Company accounted for its stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Share Based Compensation (“SFAS 123”).

Mylan adopted the provisions of SFAS 123R, using the modified prospective transition method. Under this method, compensation expense recognized in the three and nine month period ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to April 1, 2006, but for which the requisite service period had not been completed as of April 1, 2006, based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation for the three and nine months ended December 31, 2005, were as follows:

	Three Months	Nine Months
Period Ended December 31,	2005	2005
	(In thousands)

Net earnings as reported	$48,207	$126,892
Add: Stock-based compensation expense included in reported net income, net of related tax effects	641	1,915
Deduct: Total compensation expense determined under the fair value based method for all stock awards, net of related tax effects	(3,249)	(5,294)

Pro forma net earnings	$45,599	$123,513

Earnings per share:
Basic — as reported	$0.23	$0.54

Basic — pro forma	$0.21	$0.51

Diluted — as reported	$0.22	$0.53

Diluted — pro forma	$0.20	$0.51

Upon approval of the 2003 Plan, the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan (the “1997 Plan”) was frozen, and no further grants of stock options will be made under that plan. However, there are stock options outstanding from the 1997 Plan, expired plans and other plans assumed through acquisitions.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes stock option activity:

		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares Under	Exercise Price	Contractual	Intrinsic
	Option	per Share	Term	Value
				(In thousands)

Outstanding at March 31, 2006	21,358,670	$15.16
Options granted	642,400	21.82
Options exercised	(2,981,597)	12.25
Options forfeited	(629,847)	17.19

Outstanding at December 31, 2006	18,389,626	$15.80	6.24	$78,788

Vested and expected to vest at December 31, 2006	18,107,458	$15.76	6.20	$78,263

Options exercisable at December 31, 2006	11,847,761	$14.30	5.33	$68,010

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards is presented below:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Restricted Stock Awards	Stock Awards	Fair Value

Nonvested at March 31, 2006	507,962	$24.69
Granted	199,161	23.27
Released	(472,500)	24.85
Forfeited	—	—

Nonvested at December 31, 2006	234,623	$23.12

Of the 199,161 awards granted in fiscal 2007, approximately 135,000 are performance based. The remaining awards vest ratably over three years.

As of December 31, 2006, the Company had $22,100 of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.4 years. The total intrinsic value of options exercised during the three and nine month periods ended December 31, 2006 was $8,120 and $22,090. The total fair value of all options which vested during the three and nine month periods ended December 31, 2006, was $375 and $33,778.

As a result of the adoption of SFAS 123R, the Company recognized stock-based compensation expense of $4,384 and $17,217 for the three and nine months ended December 31, 2006. The after tax impact of recognizing the compensation expense related to SFAS 123R on basic and diluted earnings per share for the three and nine months ended December 31, 2006, was $0.01 and $0.05.

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

	Three Months	Nine Months
Period Ended December 31,	2006	2006

Volatility	33.0%	35.0%
Risk-free interest rate	4.5%	4.8%
Dividend yield	1.2%	1.1%
Expected term of options (in years)	4.7	4.3
Forfeiture rate	3.0%	3.0%
Weighted average grant date fair value per option	$6.44	$6.94

6.	Restructuring

On June 14, 2005, the Company announced that it was closing its branded subsidiary, Mylan Bertek Pharmaceuticals Inc. (“Mylan Bertek”), and transferring the responsibility for marketing Mylan Bertek’s products to other Mylan subsidiaries. In conjunction with this restructuring, the Company incurred restructuring charges of $19,727, pre-tax, during the nine months ended December 31, 2005. Of this, $1,000 was included in research and development expense, with the remainder in selling, general and administrative expense. As of March 31, 2006, the Company’s restructuring was complete.

7.	Balance Sheet Components

Selected balance sheet components consist of the following:

	December 31,	March 31,
	2006	2006
	(In thousands)

Inventories:
Raw materials	$136,869	$98,259
Work in process	53,672	36,073
Finished goods	124,395	144,676

	$314,936	$279,008

Property, plant and equipment:
Land and improvements	$13,951	$10,639
Buildings and improvements	224,626	175,343
Machinery and equipment	314,985	287,202
Construction in progress	140,103	144,429

	693,665	617,613
Less: accumulated depreciation	232,012	210,738

	$461,653	$406,875

Other current liabilities:
Payroll and employee benefit plan accruals	$45,686	$24,323
Accrued rebates	52,002	60,374
Royalties and product license fees	18,342	9,320
Deferred revenue	10,515	17,225
Legal and professional	34,354	30,074
Accrued interest	12,023	3,989
Other	12,912	13,182

	$185,834	$158,487

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

8.	Earnings per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options and restricted stock on the weighted average number of common shares outstanding was 3,687,000 and 5,354,000 for the three months ended December 31, 2006 and 2005, and 4,200,000 and 4,463,000 for the nine months ended December 31, 2006 and 2005.

Options to purchase 1,813,000 and 455,000 shares of common stock were outstanding as of December 31, 2006 and 2005, but were not included in the computation of diluted earnings per share for the three months then ended because to do so would have been antidilutive.

9.	Intangible Assets

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
	(In thousands)

December 31, 2006
Amortized intangible assets:
Patents and technologies	20	$118,935	$59,474	$59,461
Product rights and licenses	12	102,006	75,904	26,102
Other	20	14,267	7,784	6,483

		$235,208	$143,162	92,046

Intangible assets no longer subject to amortization:
Trademarks				783

				$92,829

March 31, 2006
Amortized intangible assets:
Patents and technologies	20	$118,935	$54,836	$64,099
Product rights and licenses	12	111,135	77,444	33,691
Other	20	14,267	7,245	7,022

		$244,337	$139,525	104,812

Intangible assets no longer subject to amortization:
Trademarks				783

				$105,595

Amortization expense,for the nine months ended December, 2006, and 2005, was $10,028 and $11,049 and is expected to be $14,407, $13,637, $13,460, $12,411 and $11,259 for fiscal years 2007 through 2011, respectively. These figures do not include any incremental amortization related to the Matrix acquisition.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

10.	Long-Term Debt

A summary of long-term debt is as follows:

	December 31,	March 31,
	2006	2006
	(In thousands)

Senior Notes(A)	$500,000	$500,000
Credit Facilities(B)	187,000	187,938

	687,000	687,938
Less: Current portion	—	2,750

Total long-term debt	$687,000	$685,188

(A) On July 21, 2005, the Company issued $500,000 in Senior Notes, which consisted of $150,000 of Senior Notes due August 15, 2010, and bearing interest at 5 3/4% per annum (the “2010 Restricted Notes”) and $350,000 of Senior Notes due August 15, 2015, and bearing interest at 6 3/8% per annum (the “2015 Restricted Notes”, and collectively the “Restricted Notes”). The Restricted Notes were exchanged on January 14, 2006, in accordance with a registration rights agreement in a transaction consummated on January 19, 2006. The form and terms of the registered notes (the “Notes”) are identical in all material respects to the original notes.

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

(B) On July 21, 2005, the Company entered into a $500,000 senior secured credit facility (the “Credit Facility”). The Credit Facility consisted of a $225,000 five-year revolving credit facility, which the Company intended to use for working capital and general corporate purposes, and a $275,000 five-year term loan (the “Term Loan”).

On July 24, 2006, the Company completed the refinancing of its existing Credit Facility by entering into a credit agreement for a new five-year $700,000 senior unsecured revolving credit facility (the “New Facility”). At the Company’s discretion, the New Facility can be expanded to $1,000,000. Borrowings totaling $187,000 were made under the New Facility and, along with existing cash, were used to repay the Term Loan. At December 31, 2006 these borrowings bear interest at a rate equal to LIBOR plus 0.50% per annum, which equates to 5.88%. The spread over LIBOR for these borrowings will subsequently be adjusted based upon the Company’s total leverage ratio as discussed below.

At the Company’s option, additional loans under the New Facility will bear interest at either a rate equal to LIBOR plus an applicable margin of 0.50% or at a base rate, which is defined as the higher of the rate announced

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

publicly by the administrative agent, from time to time, as its prime rate or 0.5% above the federal funds rate. In the case of the applicable margin for advances based on LIBOR, the applicable margin may increase or decrease, within a range from 0.40% to 0.70%, based on the Company’s total leverage ratio. In addition, the Company is required to pay a facility fee on average daily amount of the commitments (whether used or unused) of the New Facility at a rate, which ranges from 0.10% to 0.175%, based on the Company’s total leverage ratio. Subsequent to December 31, 2006, the Company borrowed an additional $263,000 under the New Facility in order to finance the acquisition of Matrix (see Note 4). The remaining unused portion of the New Facility of approximately $513,000 is available for working capital and general corporate purposes, including acquisitions.

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

All financing fees associated with the Company’s borrowings are being amortized over the life of the related debt. The total unamortized amounts of $12,457 and $12,813 are included in other assets in the Condensed Consolidated Balance Sheets at December 31, 2006 and March 31, 2006.

At December 31, 2006, and March 31, 2006, the carrying value of the Company’s long-term debt approximated fair value.

Principal maturities of the Notes and the New Facility at December 31, 2006 are as follows:

(In thousands)

Fiscal
2008	$—
2009	—
2010	—
2011	150,000
2012	187,000
Thereafter	350,000

$687,000

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

11.	Comprehensive Earnings

Comprehensive earnings consist of the following:

	Three Months		Nine Months
Period Ended December 31,	2006	2005	2006	2005
	(In thousands)

Net earnings	$135,445	$48,207	$288,573	$126,892
Other comprehensive earnings, net of tax:
Net unrealized gain (loss) on marketable securities	69	(807)	(848)	1,588
Reclassification for (gains) losses included in net earnings	(95)	40	636	148

	(26)	(767)	(212)	1,736

Comprehensive earnings	$135,419	$47,440	$288,361	$128,628

Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised solely of the net unrealized gain on marketable securities, net of deferred income taxes.

12.	Common Stock

As of December 31, 2006, and March 31, 2006, there were 600,000,000 shares of common stock authorized with 312,127,237 and 309,150,251 shares issued. Treasury shares held as of December 31, 2006 and March 31, 2006 were 99,028,399, and 98,971,431.

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12,000, which has been accrued for by the Company. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier and broker for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. In post-trial filings, the plaintiffs have requested that the verdict be trebled. Plaintiffs are also seeking an award of attorneys’ fees, litigation costs and interest on the judgment in unspecified amounts. The Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied. A hearing on the pending post-trial motions is scheduled for February 28, 2007. The Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.

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

Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi, Missouri, Hawaii, Alaska, South Carolina and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the California, Florida, Missouri, Alaska, South Carolina and Hawaii, AG actions and the actions brought by various counties in New York, excluding the actions

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

brought by Erie, Oswego and Schenectady counties, Mylan Labs, MPI and/or UDL have answered the respective complaints denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.

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

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan Labs, along with four other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending. Mylan Labs intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan Labs, MPI and Mylan Technologies Inc. pertaining to the patent litigation and the settlement thereof. Mylan is cooperating with the government’s investigation.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations. During the three and nine months ended December 31, 2006, the Company realized net gains of $34,645 and $46,154 related to the favorable settlement of various outstanding legal matters.

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

Overview

Mylan’s financial results for the three months ended December 31, 2006, included total revenues of $401.8 million, net earnings of $135.4 million and earnings per diluted share of $0.63. Comparatively, the three months ended December 31, 2005, included total revenues of $311.2 million, net earnings of $48.2 million and earnings per diluted share of $0.22. This represents an increase of 29% in total revenues, 181% in net earnings and 185% in earnings per diluted share when compared to the same prior year period. Included in earnings per diluted share for the third quarter of fiscal 2007 is stock-based compensation expense totaling $0.01 per diluted share as a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), a gain on a foreign exchange forward contract of $0.08 per diluted share and a net gain of $0.11 per diluted share related to the favorable settlement of certain litigation. Included in diluted earnings per share in the third quarter of fiscal 2006 was $0.03 per diluted share related to restructuring costs associated with the closure of Mylan’s subsidiary, Mylan Bertek Pharmaceuticals Inc. (“Mylan Bertek”).

For the nine months ended December 31, 2006, Mylan reported total revenues of $1.12 billion, net earnings of $288.6 million and earnings per diluted share of $1.34. For the first nine months of fiscal 2006, total revenues were $932.6 million, net earnings were $126.9 million and earnings per diluted share were $0.53. This represents an increase of 21% in total revenues, 127% in net earnings and 153% in earnings per diluted share when compared to the prior period. Included in earnings per diluted share for the nine month period ended December 31, 2006 are stock-based compensation costs of $0.05 per diluted share, as a result of the adoption of SFAS 123R, a net gain on a foreign exchange forward contract of $0.05 per diluted share, and a net gain of $0.14 per diluted share related to the favorable settlement of certain litigation. Included in the prior year results are $0.03 per diluted share, with respect to a contingent legal liability related to previously-disclosed litigation in connection with the Company’s lorazepam and clorazepate products, and $0.05 per diluted share of restructuring costs. A more detailed discussion of the Company’s financial results for the three and nine month periods ended December 31, 2006, can be found under the section titled “Results of Operations”.

Significant developments which have occurred during the third quarter include:

•	Matrix Acquisition — On August 28, 2006, Mylan announced that it agreed to acquire a controlling interest in Matrix Laboratories Limited (“Matrix”), a publicly traded Indian company, for 306 rupees per Matrix share. On December 21, 2006, in accordance with the terms of the transaction, Mylan completed an open offer in which it acquired approximately 20% of Matrix’s shares outstanding for approximately

$210.6 million. On January 8, 2007, Mylan purchased approximately 51.5% of Matrix’s shares outstanding pursuant to an agreement with certain selling shareholders for approximately $545.6 million.

Mylan and Matrix on a combined basis have approximately 5,100 employees in 10 countries. Matrix provides Mylan with a significant presence in important emerging pharmaceutical markets, including India, China and Africa, as well as a European footprint and distribution network through Matrix’s Docpharma subsidiary. This transaction combines Matrix’s active pharmaceutical ingredient and drug development business with Mylan’s expertise in finished dosage forms. The transaction also expands Mylan’s high-barrier-to-entry product capabilities, particularly in the area of anti-virals.

The transaction was funded using Mylan’s existing revolving credit facility and cash on hand. Approximately $143.0 million of the funds received by two of the selling shareholders was used to purchase shares of Mylan common stock. A third selling shareholder also has agreed to invest $25.0 million of his proceeds in Mylan common stock, in a private transaction anticipated to close in the fourth quarter of fiscal 2007, and, in accordance with his purchase agreement, has signed such right to one of his affiliates.

•	Oxybutynin — On November 10, 2006, Mylan announced that the U.S. Food and Drug Administration (“FDA”) granted final approval for Mylan Pharmaceuticals Inc.’s Abbreviated New Drug Applications (“ANDA”s) for oxybutynin chloride extended-release tablets, 5 mg and 10 mg. Oxybutynin chloride ER tablets are the generic version of Alza Corporation’s Ditropan XL® Extended-release Tablets. Ditropan XL had U.S. sales of approximately $380 million during the 12-month period ended June 30, 2006, with more than 82% of the volume in the 5 mg and 10 mg strengths, according to IMS. Mylan was the first generic drug company to file ANDAs with the FDA for 5 mg and 10 mg Ditropan XL, and as such, has 180 days of market exclusivity for those strengths. In the third fiscal quarter of 2007, Mylan launched its 5 mg and 10 mg oxybutynin products upon receiving approval and also launched a 15 mg strength under our agreement with Ortho-McNeil Pharmaceuticals.

Results of Operations

Quarter Ended December 31, 2006, Compared to Quarter Ended December 31, 2005

Total Revenues and Gross Profit

Total revenues for the current quarter increased by 29% or $90.5 million to $401.8 million from $311.2 million in the same prior year period. The increase was driven by increased volume, relatively stable pricing and revenue from new products. Fentanyl, which continued to be the only ANDA-approved, AB-rated generic alternative to Duragesic® on the market, accounted for approximately 16% of net revenues. In total, doses shipped during the third quarter increased by 10% from the same prior year period to approximately 3.4 billion.

Products launched subsequent to January 1, 2006 contributed net revenues of $66.2 million, primarily all of which was due to Mylan’s launch of oxybutynin in November 2006.

Consolidated gross profit increased 44% or $68.7 million to $224.5 million and gross margins increased to 55.9% from 50.1%. A significant portion of gross profit was generated by fentanyl and new products which contribute margins well in excess of most other products in our portfolio. Absent any changes to market dynamics or significant new competition for fentanyl, the Company expects the product to continue to be a significant contributor to sales and gross profit. As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products.

Operating Expenses

Research and development (“R&D”) expenses for the current quarter decreased 22% or $6.5 million to $22.9 million from $29.4 million in the same prior year period. This decrease was due primarily to a decline in the number of ongoing R&D studies, primarily those with respect to nebivolol, which was outlicensed in the fourth quarter of fiscal 2006.

Selling, general and administrative (“SG&A”) expenses increased by 10% or $4.6 million to $52.6 million from $48.0 million. This increase is primarily a result of stock-based compensation expense recognized as the result of the Company’s adoption of SFAS 123R in the first quarter of fiscal 2007 and increased payroll and payroll related expenses.

Litigation, net

During the third quarter of fiscal 2007, the Company recorded a net gain of $34.6 million as a result of favorable settlements with respect to certain outstanding litigation.

Interest Expense

Interest expense related to the Company’s outstanding borrowings was $10.5 million in the third quarter of fiscal 2007, which is consistent with the third quarter of fiscal 2006. Included in interest expense is a commitment fee on the revolving credit facility and the amortization of debt issuance costs. Interest expense will increase in future periods as a result of additional borrowings under our revolving credit facility in connection with our Matrix transactions.

Other Income, net

Other income was $32.4 million in the third quarter of fiscal 2007 compared to $4.5 million of income in the same prior year period. The change is primarily the result of a gain of $25.2 million on a foreign currency forward contract related to the acquisition of a controlling interest in Matrix.

Income Tax Expense

The Company’s effective tax rate increased in the current quarter to 34.1% from 33.0% in the same period of the prior year. This increase is due to higher pre-tax income, which results in higher state taxes, the expiration of the Section 936 credit and lower research and development credits when compared to fiscal 2006.

Nine Months Ended December 31, 2006, Compared to Nine Months Ended December 31, 2005

Total Revenues and Gross Profit

Total revenues for the nine months ended December 31, 2006 increased by 21% or $191.9 million to $1.12 billion from $932.6 million in the same prior year period. Net revenues were $1.10 billion, an increase of $179.0 million over the same prior year period.

New products contributed net revenues of $68.2 million, primarily all of which was due to oxybutynin. Fentanyl continues to be a main driver behind both increased volume and relatively stable pricing, and accounted for approximately 20% of net revenues through the first nine months of fiscal 2007.

Exclusive of fentanyl and new products, the remaining product portfolio experienced both overall stable pricing and increased volume. In total, doses shipped for the nine month period ended December 31, 2006 were approximately 10.3 billion, an increase of 10% over the same period of the prior year.

Other revenue for the nine month period ended December 31, 2006, increased by $12.9 million from $8.4 million in the first nine months of fiscal 2006 to $21.3 million for the same period in the current fiscal year. This increase was primarily related to the recognition of amounts that had been deferred with respect to Apokyn®, which was sold in the prior year, with the remainder related to other business development activities.

Consolidated gross profit increased 30% or $142.0 million to $608.8 million from $466.9 million, and gross margins increased to 54.1% from 50.1%. A significant portion of gross profit was comprised of fentanyl which contributes margins well in excess of most other products in our portfolio. Absent any changes to market dynamics or significant new competition for fentanyl, the Company expects the product to continue to be a significant contributor to sales and gross profit. New products also contributed substantially to our gross profit for the quarter. As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products.

Operating Expenses

R&D expenses for the nine months ended December 31, 2006 decreased 19% or $16.0 million to $66.8 million from $82.8 million in the same prior year period. This decrease was due primarily to a decline in the number of ongoing R&D studies, including primarily those with respect to nebivolol, which was outlicensed in the prior year.

SG&A expenses decreased by 13% or $23.3 million to $152.8 million from $176.1 million. This decrease was primarily the result of a restructuring charge of $18.7 million recorded in the prior year with respect to the closure of Mylan Bertek, and the resulting cost savings. Partially offsetting these decreases were $9.0 million of compensation expense related to the expensing of stock-based compensation in the current year.

Litigation, net

The nine months ended December 31, 2006, included net favorable settlements of litigation totaling $46.2 million. In the same period of the prior year, there was a charge recorded in the amount of $12.0 million for a contingent liability with respect to the Company’s previously disclosed lorazepam and clorazepate product litigation.

Interest Expense

Interest expense for the nine months ended December 31, 2006 totaled $31.3 million compared to $19.6 million for the same period of the prior year. The Company has had its financing outstanding for the entire nine month period of fiscal 2007, while it was only completed during the second quarter of fiscal 2006. Included in interest expense is a commitment fee on the revolving credit facility and the amortization of debt issuance costs.

Other Income, net

Other income, net was $39.8 million in the first nine months of fiscal 2007 compared to $14.4 million in the same prior year period. The change is primarily the result of a $17.5 million net gain on a foreign currency forward contract related to the acquisition of Matrix. Additionally, during fiscal 2007 the Company received a cash payment of $5.5 million from Somerset Pharmaceuticals, Inc., in which Mylan owns a 50% equity interest and accounts for this investment using the equity method of accounting. The amount in excess of the carrying value of our investment in Somerset, approximately $5.0 million, was recorded as equity income.

Income Tax Expense

The Company’s effective tax rate increased for the first nine months of fiscal 2007 to 35.0% from 33.4% in the same period of the prior year. This increase is due to higher pre-tax income, which results in higher state taxes, the expiration of the Section 936 credit and lower research and development credits when compared to fiscal 2006.

Liquidity and Capital Resources

The Company’s primary source of liquidity continues to be cash flows from operating activities, which were $251.0 million for the nine months ended December 31, 2006. Working capital as of December 31, 2006, was $989.4 million compared to $926.7 million at March 31, 2006. This increase is primarily the result of increased accounts receivable, higher inventories, increased other assets and lower accounts payable, partially offset by higher income taxes payable and other liabilities.

The increase in accounts receivable is due to the timing of cash collections and sales of oxybutynin which was launched in November 2006. Additionally, included in accounts receivable, net, at December 31, 2006, is a $35.0 million receivable with respect to the favorable settlement of a lawsuit. This amount was collected in January 2007.

The increase in inventory is due to aligning production to forecasted volumes, while the changes in accounts payable and income taxes payable is due primarily to the timing of cash payments. Other current assets at December 31, 2006, includes approximately $14.0 million of capitalized costs related to the Matrix acquisition and a $14.0 million asset with respect to the fair value of a foreign currency forward contract. The increase in other current liabilities is primarily the result of higher payroll and payroll related costs.

Cash used in investing activities for the nine months ended December 31, 2006, was $106.5 million. Of the Company’s $2.2 billion of total assets at December 31, 2006, $466.0 million was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist of a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations. These investments are highly liquid and available for working capital needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

Capital expenditures during the nine months ended December 31, 2006, were $81.8 million. These expenditures were incurred primarily with respect to the Company’s previously announced planned expansions and the implementation of an integrated ERP system. The Company expects capital expenditures for fiscal 2007 to approximate $160.0 to $170.0 million.

Also included in investing activities was $210.6 million paid to acquire an interest of approximately 20% in Matrix. Upon the closing of the purchase of this 20%, Mylan received a cash payment of $3.4 million as the result of a foreign currency forward contract that had been entered into with respect to the Matrix transaction. Subsequent to December 31, 2006, $545.6 million was paid to acquire an additional 51.5% of Matrix. At this time, Mylan received a cash payment of $12.8 million, also related to the foreign exchange forward contract. As a result, the net cash paid by Mylan for Matrix was approximately $740.0 million. Additionally, subsequent to December 31, 2006, certain of Matrix’s Selling Shareholders used $143.0 million of the funds received by them to purchase shares of Mylan Laboratories Inc. common stock from the Company.

Cash used in financing activities was $7.7 million for the nine months ended December 31, 2006. As part of the refinancing of the Company’s debt completed in July 2006, $187.0 million was borrowed under the new credit facility and used along with existing cash to repay an existing term loan. Subsequent to December 31, 2006, Mylan borrowed $263.0 million under its credit facility in order to finance a portion of the Matrix transaction discussed above.

Also included in cash flows from financing activities are proceeds of $36.4 million from the exercise of stock options and cash dividends paid of $38.0 million. In the first quarter of fiscal 2006, the Board voted to double the amount of the quarterly dividend to 6.0 cents per share from 3.0 cents per share, effective with the dividend paid for the first quarter of fiscal 2006.

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

The Company is subject to market risk from changes in the market values of investments in its marketable debt securities, interest rate risk from changes in interest rates associated with its long term debt and foreign currency exchange rate risk as a result of its acquisition of the outstanding shares of Matrix. In addition to marketable debt and equity securities, investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.

The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at December 31, 2006 and March 31, 2006:

	December 31,	March 31,
	2006	2006
	(In thousands)

Debt securities	$175,264	$362,458
Equity securities	3,861	5,545

	$179,125	$368,003

Marketable Debt Securities

The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At December 31, 2006, the Company had invested $175.3 million in marketable debt securities, of which $46.2 million will mature within one year and $129.1 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $129.1 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $6.5 million change in marketable debt securities.

Long-Term Debt

On July 21, 2005, the Company issued $500.0 million in Senior Notes with fixed interest rates (which were exchanged for registered notes, as described previously) and, on July 24, 2006, entered into a five-year $700.0 million senior unsecured revolving credit facility (the “2006 Credit Facility”). Loans under the 2006 Credit Facility bear interest at a rate equal to either LIBOR plus an applicable margin of 0.50% or at a base rate, which is defined as the higher of the rate announced publicly by the administrative agent, from time to time, as its prime rate or 0.5% above the federal funds rate. In the case of the applicable margin for advances based on LIBOR, the applicable margin may increase or decrease, within a range from 0.40% to 0.70%, based on the Company’s total leverage ratio. In addition, the Company is required to pay a facility fee on average daily amount of the commitments (whether used or unused) of the Credit Facility at a rate, which ranges from 0.10% to 0.175%, based on the Company’s total leverage ratio. On July 24, 2006, the Company borrowed $187.0 million under the 2006 Credit Facility and used the proceeds to repay the aggregate principal amount outstanding under the Company’s previous credit agreement, dated as of July 21, 2005, among the Company, the lenders and other financial institutions party thereto and Merrill Lynch Capital Corporation, as administrative agent. The interest rate on the 2006 Credit Facility at December 31, 2006 was 5.88%.

Generally, the fair market value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. At December 31, 2006, and March 31, 2006, the fair value of the Company’s long-term debt approximated its carrying value. A 10% change in interest rates on the 2006 Credit Facility would result in a change in interest expense of approximately $1.1 million per year.

Foreign Exchange Forward Contract

In conjunction with the acquisition of a controlling interest in Matrix, on August 26, 2006, the Company entered into a foreign exchange forward contract to purchase Indian rupees with U.S. dollars in order to mitigate the risk of foreign currency exposure related to the transaction. The portion of this foreign exchange forward contract associated with the open offer was settled during the third quarter, and the remainder was settled on January 8, 2007, concurrent with the closing of the remaining portion of the transaction. The value of the foreign exchange forward contract fluctuated depending on the value of the U.S. dollar compared to the Indian rupee. On December 31, 2006, the market value of our foreign exchange forward contract was $14.0 million. On January 8, 2007, this forward contract was closed.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For a description of the material pending legal proceedings to which the Company is a party, please see our Annual Report on Form 10-K for the year ended March 31, 2006. During the quarter ended December 31, 2006, there were no new material legal proceedings or material developments with respect to pending proceedings other than as described below. While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. An adverse outcome in any of these proceedings could have a material adverse effect on the Company’s financial position and results of operations.

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12.0 million which has been accrued for by the Company. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier and broker for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. In post-trial filings, the plaintiffs have requested that the verdict be trebled. Plaintiffs are also seeking an award of attorneys’ fees, litigation costs and interest on the judgment in unspecified amounts. The Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied. A hearing on the pending post-trial motions is scheduled for February 28, 2007. The Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.

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

Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, California, Florida, Illinois, Kentucky, Massachusetts, Mississippi, Missouri, Hawaii, Alaska, South Carolina and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the California, Florida, Missouri, Alaska, South Carolina and Hawaii, AG actions and the actions brought by various counties in New York, excluding the actions brought by Erie, Oswego and Schenectady counties, Mylan Labs, MPI and/or UDL have answered the respective complaints denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.

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

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan Labs, along with four other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending. Mylan Labs intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan Labs, MPI and Mylan Technologies Inc. pertaining to the patent litigation and the settlement thereof. Mylan is cooperating with the government’s investigation.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations. During the three and nine months ended December 31, 2006, the Company realized net gains of $34.6 million and $46.2 million related to the favorable settlement of various outstanding legal matters.

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

Our ability to satisfy our obligations, including our Senior Notes and our credit facility, will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow, we may be required to: refinance all or a portion of our debt, including the notes and our senior credit facility; obtain additional financing in the future for acquisitions, working capital, capital expenditures and general corporate or other purposes; redirect a substantial portion of our cash flow to debt service, which as a result, might not be available for our operations or other purposes; sell some of our assets or operations; reduce or delay capital expenditures; or revise or delay our operations or strategic plans. If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our credit facility and the indenture governing the notes. The leverage resulting from our notes offering and our credit facility could have certain material adverse effects on us, including limiting our ability to obtain additional financing and reducing cash available for our operations and acquisitions. As a result, our ability to withstand competitive pressures may be decreased and, we may be more vulnerable to economic downturns, which in turn could reduce our flexibility in responding to changing business, regulatory and economic conditions. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We are involved in various legal proceedings and certain government inquiries, including, but not limited to, patent infringement, product liability, breach of contract and claims involving Medicaid and Medicare reimbursements, some of which are described in our periodic reports and involve claims for, or the possibility of fines and penalties involving, substantial amounts of money or other relief. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

OUR ACQUISITION OF A CONTROLLING INTEREST IN MATRIX LABORATORIES INVOLVES A NUMBER OF INHERENT RISKS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

On August 28, 2006, we entered into an agreement to acquire up to 71.5% of Matrix’s shares outstanding for 306 rupees per Matrix share. The acquisition was completed on January 8, 2007. However, the anticipated synergies and other benefits from the acquisition may not be achieved, and the strategic collaboration of the two businesses will involve challenges and costs, including ensuring compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as of March 31, 2008, all of which could result in the costs of the acquisition exceeding its realized benefits. Furthermore, we cannot predict, among other things: the effect of any changes in customer and supplier relationships and customer purchasing patterns; changes in foreign currency exchange rates which could affect the net assets to be acquired; the impact and effects of legal or regulatory proceedings, actions or changes; general market perception of the transaction; exposure to lawsuits and contingencies associated with the acquisition; our ability to retain key employees; and other uncertainties and matters beyond our control. Certain of the above factors could have a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

OUR ACQUISITION OF A CONTROLLING INTEREST IN MATRIX LABORATORIES AND OUR PLANS FOR FURTHER GLOBAL EXPANSION EXPOSE THE COMPANY TO ADDITIONAL RISKS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

With our recently completed acquisition of Matrix, Mylan’s operations extend to numerous countries outside the U.S., including India, in which Matrix is headquartered. Operating globally exposes us to certain additional risks including, but not limited to:

•	compliance with a variety of national and local laws of countries in which we do business, including restrictions on the import and export of certain intermediates, drugs and technologies, and the risk that our competitors may have more experience with operations in such countries or with international operations generally;

•	difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture;

•	fluctuations in exchange rates for transactions conducted in currencies other than the U.S. dollar;

•	adverse changes in the Indian economy and other economies in which we operate as a result of a slowdown in overall growth, a change in government or economic liberalization policies, or financial instability in other countries who influence the economies in which we operate, particularly emerging market countries in Asia;

•	wage increases or rising inflation in India or other countries in which we operate;

•	natural disasters, including drought, floods and earthquakes in India or other countries in which we operate; and

•	communal disturbances, terrorist attacks, riots or regional hostilities in India or other countries in which we operate;

Certain of the above factors could have a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

WE INTEND TO CONTINUE PURSUING OUR ACQUISITION STRATEGY, WHICH INVOLVES A NUMBER OF INHERENT RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We continually seek to expand our product line through complementary or strategic acquisitions of other companies, products and assets, and through joint ventures, licensing agreements or other arrangements. Acquisitions, joint ventures and other business combinations involve various inherent risks, such as:

•	diversion of management’s attention from our ongoing business;

•	the failure to assess accurately the values, strengths, weaknesses, contingent and other liabilities, regulatory compliance and potential profitability of acquisition or other transaction candidates;

•	the potential loss of key personnel or customers of an acquired business;

•	failing to successfully manage acquired businesses or increase our cash flow from their operations;

•	failing to successfully integrate the operations and personnel of the acquired businesses with our ongoing business, and our resulting inability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction;

•	unanticipated changes in business and economic conditions affecting an acquisition or other transaction;

•	incurring additional indebtedness, assuming liabilities and incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

•	potentially experiencing an adverse impact on our earnings from the amortization or write-off of acquired goodwill and other intangible assets;

•	acquiring businesses or entering new markets with which we are not familiar; and

•	international acquisitions, and other transactions, could also be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and the deterioration in domestic and foreign economic conditions.

We may be unable to realize synergies or other benefits expected to result from acquisitions, joint ventures and other transactions or investments we may undertake, or be unable to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits. Realization of the anticipated benefits of acquisitions or other transactions could take longer than expected, and implementation difficulties, unforeseen expenses, complications and delays, market factors and the deterioration in domestic and global economic conditions could alter the anticipated benefits of any such transactions. These factors could impair our growth and ability to compete, require us to focus resources on integration of operations rather than other profitable areas, otherwise cause a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

In addition, we may compete for certain acquisition targets with companies having greater financial resources than us or other advantages over us that may prevent us from acquiring a target.

We anticipate that we may finance acquisitions through cash on hand, cash provided by operating activities, borrowings under our credit facility and other indebtedness, which would reduce our cash available for other purposes, including the repayment of indebtedness and payment of dividends.

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

Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports. We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and the New York Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestations as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP. ANY FUTURE CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED OR NECESSARY REVISIONS TO PRIOR ESTIMATES, JUDGMENTS OR ASSUMPTIONS COULD LEAD TO A RESTATEMENT WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE. IN ADDITION, BEGINNING IN FISCAL 2008, WE ARE NOT PROVIDING ESTIMATED EPS GUIDANCE AND CAUTION THAT INVESTORS SHOULD NOT RELY ON ESTIMATES MADE BY OTHERS.

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

On February 1, 2007, we announced that for fiscal 2008 and beyond, in lieu of providing guidance as to our estimated earnings per share, we are planning to provide details of our growth plan as well as long-term estimates and metrics to outline our planned investments in areas such as research and development, capital projects and operating expenses. Any third-party estimates of our expected earnings per share have been and will be made without our participation or endorsement. Because these estimates may be inaccurate, we caution against reliance upon them in making an investment decision.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended December 31, 2006, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc. (Registrant)

February 8, 2007	By:	/s/ Robert J. Coury
Robert J. Coury Vice Chairman and Chief Executive Officer

February 8, 2007		/s/ Edward J. Borkowski
Edward J. Borkowski Chief Financial Officer (Principal financial officer)

February 8, 2007		/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr. Vice President, Corporate Controller (Principal accounting officer)

EXHIBIT INDEX

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.