Form 10-K
period 2007-03-31
MYLAN LABORATORIES INC
filed 2007-05-30
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2007
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 1-9114

MYLAN LABORATORIES INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State of Incorporation)	25-1211621 (IRS Employer Identification No.)

1500 Corporate Drive, Canonsburg, Pennsylvania 15317
(724) 514-1800
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class: Common Stock, par value $0.50 per share	Name of Each Exchange on Which Registered: New York Stock Exchange

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

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of September 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $4,151,843,863.

The number of outstanding shares of common stock of the registrant as of May 18, 2007, was 248,658,693.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K into which
Document is
Document	Incorporated

Proxy Statement for the 2007 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended March 31, 2007.	III

MYLAN LABORATORIES INC.

PART I

ITEM 1.	Business

Mylan Laboratories Inc. and its subsidiaries (the “Company”, “Mylan” or “we”) develop, license, manufacture, market and distribute generic, brand and branded generic pharmaceutical products and active pharmaceutical ingredients (“API”). The Company was incorporated in Pennsylvania in 1970. References herein to a fiscal year shall mean the 12 months ended March 31.

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

Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. A reference brand drug is an approved drug product listed in the U.S. Food and Drug Administration (“FDA”) publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984 (“Waxman-Hatch Act”) provides that generic drugs may enter the market after the approval of an Abbreviated New Drug Application (“ANDA”) and the expiration, invalidation or circumvention of any patents on the corresponding brand drug, or the end of any other market exclusivity periods related to the brand drug. Generic drugs are bioequivalent to their brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these brand products. Branded generic pharmaceutical products are generic products that are more responsive to the promotion efforts generally used to promote brand products. Growth in the generic pharmaceutical industry has been and will continue to be driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

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

An ever-increasing trend in the pharmaceutical industry involves the practice of “authorized generics”. This occurs when the patent or New Drug Application (“NDA”) holder sells its brand product as a generic, often through a licensing agreement with a generic company or through a subsidiary, at the same time other generic competition enters the market. This practice has the most significant impact on a generic company that is entitled to the 180-day exclusivity period described above or that would otherwise be the only company on the market with a generic product being sold under an approved ANDA. This practice may effectively eliminate the 180-day exclusivity period if launched at the beginning of the generic company’s exclusivity period and, exclusivity aside, could significantly lower the price at which the generic company could otherwise sell its product upon launch. Additionally, this could affect the extent to which Paragraph IV challenges are pursued by generic companies.

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

On May 12, 2007, Mylan and Merck KGaA announced the signing of a definitive agreement under which Mylan will acquire Merck’s generics business (“Merck Generics”) for Euro 4.9 billion (approximately $6.7 billion) in an all-cash transaction. Management believes that the combination of Mylan and Merck Generics will create a vertically and horizontally integrated generics and specialty pharmaceuticals leader with a diversified revenue base and a global footprint, and also believes the combined company will be among the top tier of global generic companies, with a significant presence in the top five global generics markets. The transaction remains subject to regulatory review in relevant jurisdictions and certain other customary closing conditions and is expected to close in the second half of calendar 2007.

In conjunction with the Merck Generics transaction, the Company entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure. The contract is contingent upon the closing of this acquisition and the premium of approximately $121.9 million will be paid only upon such closing. The Company will account for this instrument under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. This instrument does not qualify for hedge accounting treatment under SFAS No. 133 and, therefore, will be adjusted to fair value at each reporting date with the change in the fair value of the instrument recorded in earnings.

On August 28, 2006, Mylan announced that it agreed to acquire a controlling interest in Matrix Laboratories Limited (“Matrix”), a publicly traded Indian company, for 306 rupees per Matrix share. On December 21, 2006, in accordance with the terms of the transaction, Mylan completed an open offer in which it acquired approximately 20% of Matrix’s shares outstanding for approximately $210.6 million. On January 8, 2007, Mylan purchased approximately 51.5% of Matrix’s shares outstanding pursuant to an agreement with certain selling shareholders for approximately $545.6 million. Certain selling shareholders of Matrix used approximately $168.0 million of their proceeds from the sale to purchase approximately 8.1 million shares of Mylan Laboratories Inc. common stock. The results of operations of Matrix have been consolidated since January 8, 2007.

Matrix is primarily engaged in the manufacture of API and solid oral dosage products. Matrix has a wide range of products in multiple therapeutic categories and focuses on developing APIs with non-infringing processes to partner with generic manufacturers in regulated markets at market formation.

With the addition of Matrix, Mylan will now report as two reportable segments, the “Mylan Segment” and the “Matrix Segment”. Mylan previously reported as one segment. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, information for earlier periods has been recast.

The Mylan Segment

The Mylan Segment operates through three principal subsidiaries, Mylan Pharmaceuticals Inc. (“MPI”), UDL Laboratories, Inc. (“UDL”) and Mylan Technologies Inc. (“Mylan Tech”), all of which are wholly owned subsidiaries of Mylan. MPI is our primary pharmaceutical research, development, manufacturing, marketing and distribution subsidiary. MPI’s net revenues are derived primarily from the sale of solid oral dosage products. Additionally, MPI’s net revenues are augmented by transdermal patch products that are developed and manufactured by Mylan Tech. UDL packages and markets products, either obtained from MPI or purchased from third parties, in unit dose formats, for use primarily in hospitals and other medical institutions.

The Mylan Segment manufactures over 93% of all doses it sells. Our product portfolio is one of the largest among all U.S. generic pharmaceutical companies, consisting of approximately 170 products, of which approximately 160 are in capsule or tablet form in an aggregate of approximately 400 dosage strengths. Included in these totals are 15 extended release products in a total of 38 dosage strengths. Additionally, our product portfolio includes four transdermal patch products in a total of 18 dosage strengths that are developed and manufactured by Mylan Tech.

In addition to those products that we manufacture, we also market, principally through UDL, 72 generic products in a total of 118 dosage strengths under supply and distribution agreements with other pharmaceutical companies. We believe that the breadth of our product offerings allows us to successfully meet our customers’ demands and helps us to better compete in the generic industry over the long term.

Approximately 14%, 17% and 18% of Mylan Segment net revenues in fiscal years 2007, 2006 and 2005, respectively, were contributed by calcium channel blockers, primarily nifedipine. Additionally, approximately 19% of Mylan Segment net revenues in fiscal 2007 and 15% of Mylan Segment net revenues in fiscal year 2006 were contributed by narcotic agonist analgesics, primarily fentanyl.

The future success of our generic products is partially dependent upon continued increasing market acceptance of generic products as substitutes for existing products. Additionally, we expect that our future growth will result from regularly launching new products, including an emphasis on the development or acquisition of new products that may attain FDA first-to-file status, as well as the pursuit of products that are difficult to formulate or for which the API is difficult to obtain. In addition, for generic and branded generic products, we intend to continue to seek complementary strategic acquisitions of products as well as companies such as Merck Generics.

The Matrix Segment

Matrix is the world’s second largest API manufacturer with respect to the number of Drug Master Files (“DMF”) filed with regulatory agencies and has more than 174 APIs in the market or under development. Matrix is a fast growing API manufacturer, with a focus on regulated markets such as the U.S. and the European Union (“EU”).

In Europe, the Matrix Segment operates through Docpharma, its wholly owned subsidiary and a leading distributor and marketer of branded generic pharmaceutical products in Belgium, the Netherlands and Luxembourg. Matrix also has investments in companies located in China, South Africa and India.

Included in Matrix’s product portfolio are anti-retroviral APIs, used in the treatment of HIV. Matrix is currently the world’s largest supplier of generic anti-retroviral APIs, supplying more than 50% of the total market.

Matrix has 10 API and intermediate manufacturing facilities and one finished dosage form (“FDF”) facility. Of these, seven are U.S. FDA approved for API manufacturing, making Matrix one of the largest companies in India in terms of FDA-approved API manufacturing capacity. The FDF facility is also U.S. FDA approved.

Product Development

Research and development efforts are conducted primarily to enable us to develop, manufacture and market FDA-approved pharmaceuticals in accordance with FDA regulations. With the acquisition of Matrix, we will look to further bolster our product pipeline in terms of both geographic reach and portfolio diversity. On a consolidated basis, research and development expenses, excluding $147.0 million of acquired in process research and development, were $103.7 million, $102.4 million and $88.3 million in fiscal 2007, 2006 and 2005, respectively. Our research and development strategy includes the following areas:

•	development of controlled-release technologies and the application of these technologies to reference products;

•	development of NDA and ANDA transdermal and polymer film products;

•	development of drugs technically difficult to formulate or manufacture because of either unusual factors that affect their stability or bioequivalence or unusually stringent regulatory requirements;

•	development of drugs that target smaller, specialized or underserved markets;

•	development of generic drugs that represent first-to-file opportunities;

•	expansion of our existing solid oral dosage product portfolio, including with respect to additional dosage strengths;

•	completion of additional preclinical and clinical studies for approved NDA products required by the FDA, known as post-approval (Phase IV) commitments; and

•	conducting life cycle management studies intended to further define the profile of products subject to pending or approved NDAs.

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

Generic Product Development

FDA approval of an ANDA is required before marketing a generic equivalent of a drug approved under an NDA in the U.S. or for a previously unapproved dosage strength or delivery system for a drug approved under an ANDA. The ANDA development process is generally less time consuming and complex than the NDA development process. It typically does not require new preclinical and clinical studies because it relies on the studies establishing safety and efficacy conducted for the drug previously approved through the NDA process. The ANDA process, however, does require one or more bioequivalence studies to show that the ANDA drug is bioequivalent to the previously approved drug. Bioequivalence compares the bioavailability of one drug product with that of another formulation containing the same active ingredient. When established, bioequivalence confirms that the rate of absorption and levels of concentration in the bloodstream of a formulation of the previously approved drug and the generic drug are equivalent. Bioavailability indicates the rate and extent of absorption and levels of concentration of a drug product in the bloodstream needed to produce the same therapeutic effect.

Supplemental ANDAs are required for approval of various types of changes to an approved application, and these supplements may be under review for six months or more. In addition, certain types of changes may be approved only once new bioequivalence studies are conducted or other requirements are satisfied.

During fiscal 2007, the Mylan Segment received 29 application approvals from the FDA, consisting of 15 final ANDA approvals, nine tentative ANDA approvals, four supplemental ANDA approvals, and one tentative supplemental ANDA approval. In the twelve months ended March 31, 2007, the Matrix Segment made 28 regulatory filings for finished dosage forms, including 12 with the FDA, six with the European regulatory agencies and 10 with the World Health Organization. Also during the twelve months ended March 31, 2007, the Matrix Segment received three ANDA approvals from the FDA and two more approvals have been received for the dossiers filed under the European regulatory agencies.

We have a robust generic product pipeline. As of March 31, 2007, the Mylan Segment had 65 product applications pending at the FDA, representing approximately $51.6 billion in U.S. sales for the 12 months ended December 31, 2006 for the brand name versions of these products, according to IMS Health data. Thirteen of these applications were first-to-file Paragraph IV ANDA patent challenges, which offer the opportunity for 180 days of generic marketing exclusivity if approved by the FDA and if we are successful in the patent challenge. These

13 Paragraph IV ANDAs relate to pharmaceuticals representing approximately $10.7 billion in U.S. branded sales for the 12 months ended December 31, 2006. Further, the Mylan Segment has approximately 165 products currently in development and advanced evaluation.

In addition to its regulatory filings for finished dosage forms, the Matrix Segment has also filed 111 DMFs in the U.S. and 726 outside the U.S. DMFs are confidential documents containing information on the manufacturing facility and processes used in the manufacture, packaging and storage of an API and are required for all manufacturers wishing to sell APIs in the U.S. We believe the Mylan Segment’s already robust pipeline, coupled with that of the Matrix Segment, provides a strong platform for future growth.

A large number of high-value branded pharmaceutical patent expirations are expected over the next three years. By 2010, approximately $100.0 billion is expected in U.S. brand sales for such products according to IMS Health data. These patent expirations should provide additional generic product opportunities. We intend to concentrate our generic product development activities on brand products with significant sales in specialized or growing markets or in areas that offer significant opportunities and other competitive advantages. In addition, we intend to continue to focus our development efforts on technically difficult-to-formulate products or products that require advanced manufacturing technology.

Brand Product Development

The process required by the FDA before a pharmaceutical product, with active ingredients that have not been previously approved, may be marketed in the U.S. generally involves the following:

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

Customers and Marketing

The Mylan Segment markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations within the U.S. We also market our generic products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, pharmacy benefit management companies and government entities. These customers, called “indirect customers”, purchase our products primarily through our wholesale customers.

The Matrix Segment sells API mainly to generic finished dosage form manufacturers throughout the world.

Consistent with industry practice, we have a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. See the Application of Critical Accounting Policies section of our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of our revenue provisions.

Sales of Mylan Segment products to AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation represented approximately 14%, 19% and 20%, respectively, of Mylan Segment net revenues in fiscal 2007. Sales of products to AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation represented approximately 16%, 14% and 17%, respectively, of Mylan Segment net revenues in fiscal 2006. Sales of products to AmerisourceBergen Corporation, Cardinal Health, Inc. and McKesson Corporation represented approximately 11%, 19% and 16%, respectively, of Mylan Segment net revenues in fiscal 2005.

Competition

Mylan Segment

The U.S. pharmaceutical industry is very competitive. Our competitors vary depending upon therapeutic and product categories. Primary competitors include the major manufacturers of brand name and generic pharmaceuticals.

The primary means of competition are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, customer service, reputation and price. To compete effectively on the basis of price and remain profitable, a generic drug manufacturer must manufacture its products in a cost-effective manner. Our competitors include other generic manufacturers, as well as brand companies that license their products to generic manufacturers prior to patent expiration or as relevant patents expire. No further regulatory approvals are required for a brand manufacturer to sell its pharmaceutical products directly or through a third party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market.

The U.S. pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological changes, and we expect competition to intensify as technological advances are made. We intend to compete in this marketplace by developing or licensing brand pharmaceutical products that are either patented or proprietary and that are primarily for indications having relatively large patient populations or that have limited or inadequate treatments available and by developing therapeutic equivalents to brand products that offer unique marketing opportunities.

Matrix Segment

DMF applications from India to the U.S. have been increasing rapidly. We expect that Indian pharmaceutical industry growth will be led by the export of API and generic products to developed markets. Intense competition in the Indian formulations market has, in recent years, led to increased pressure on prices, with the growth in Indian formulation sales being led by volumes and new products. In 2005, India brought about regulatory changes that included the introduction of product patents. This development is expected to lead the growth in Indian formulations sales and exports.

The largest market for Indian exports is the U.S. A number of Indian companies currently supply Intermediates, APIs and Finished Dosage Forms (“FDF”) to generic pharmaceutical companies in the highly regulated markets of the U.S. and Europe. The success of Indian pharmaceutical companies in the generics industry is attributable to established development expertise in chemical synthesis and process engineering, availability of highly skilled labor and the low-cost manufacturing base. India-based companies have built upon these strengths over the past several years, reflected in the fact that a large number of DMFs have been filed in the U.S. as well as being the country with the highest number of FDA-approved manufacturing facilities outside the U.S.

Increasing focus on exports to regulated markets is leading to high dependence on demand from these markets and increased exposure to regulatory policies in such countries. Additionally, with competition intensifying in these markets, developing a profitable product portfolio will continue to be challenging. Thus, investments in product development and competencies in understanding patent-related issues assumes significant importance as much as manufacturing capabilities and requisite quality approvals. As such, a growing number of Indian pharmaceutical companies are expecting to scale up to global standards across manufacturing, product and process development.

In Europe, the Matrix Segment competes with other generic companies (several major multinational generic drug companies and various local generic drug companies) and branded drug companies that continue to sell or license branded pharmaceutical products after patent expirations and other statutory expirations. As in the U.S., the generic market in Europe is very competitive, with the main competitive factors being price, time to market, reputation, customer service and breadth of product line.

Product Liability

Product liability litigation represents an inherent risk to firms in the pharmaceutical industry. Our insurance coverage at any given time reflects market conditions, including cost and availability, existing at the time the policy is written, and the decision to obtain insurance coverage or to self-insure varies accordingly.

For the Mylan Segment, we utilize a combination of self-insurance (through our wholly owned captive insurance subsidiary) and traditional third-party insurance policies to cover product liability claims. For the current policy period, which began on September 30, 2006 and ends on September 30, 2007, we are self-insured for the first $10.0 million of costs incurred relating to product liability claims and maintain third-party insurance that provides, subject to specified co-insurance requirements, coverage limits totaling $25.0 million through the next $40.0 million.

The Matrix Segment maintains commercial coverage up to $15.0 million with minimal retentions.

Raw Materials

The APIs and other materials and supplies used in the Mylan Segment’s pharmaceutical manufacturing operations are generally available and purchased from many different domestic and foreign suppliers, including Matrix. However, in some cases, the raw materials used to manufacture pharmaceutical products are available only from a single FDA-approved supplier. Even when more than one supplier exists, we may choose, and in some cases have chosen, only to list one supplier in our applications submitted to the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA.

The Matrix Segment is mainly a manufacturer of APIs. Generally, APIs are produced either by chemical synthesis or by biological processes. The Matrix Segment sells APIs to many different customers throughout the world. We believe that our ability to produce API for internal use may provide us with a strategic competitive advantage with respect to the availability of API supply.

Government Regulation

United States

All pharmaceutical manufacturers are subject to extensive, complex and evolving regulation by the federal government, principally the FDA and, to a lesser extent, other federal and state government agencies. The Federal Food, Drug, and Cosmetic Act, the Controlled Substances Act, the Waxman-Hatch Act, the Generic Drug Enforcement Act, and other federal government statutes and regulations govern or influence the testing, manufacturing, packaging, labeling, storing, recordkeeping, safety, approval, advertising, promotion, sale and distribution of products.

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

A sponsor of an NDA is required to identify in its application any patent that claims the drug or a use of the drug that is the subject of the application. Upon NDA approval, the FDA lists the approved drug product and these patents in the “Orange Book”. Any applicant that files an ANDA seeking approval of a generic equivalent version of a referenced brand drug before expiration of the referenced patent(s) must certify to the FDA either that the listed patent is not infringed or that it is invalid or unenforceable (a Paragraph IV certification). If the holder of the NDA sues claiming infringement within 45 days of notification by the applicant, the FDA may not approve the ANDA application until the earlier of the rendering of a court decision favorable to the ANDA applicant or the expiration of 30 months.

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

Under Part D of the Medicare Modernization Act, which became effective January 1, 2006, Medicare beneficiaries are eligible to obtain discounted prescription drug coverage from private sector providers. As a result, usage of pharmaceuticals have increased, a trend which we believe will continue to benefit the generic pharmaceutical industry. However, such potential sales increases may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers that are negotiating on behalf of Medicare beneficiaries.

The primary regulatory approval required for API manufacturers selling APIs for use in FDFs to be marketed in the U.S. is approval of the manufacturing facility in which the APIs are produced, as well as the manufacturing processes and standards employed in that facility. The FDA requires that the manufacturing operations of both API and FDF manufacturers comply with cGMP.

Other Markets

There are several factors affecting the global pharmaceuticals market, including;

•	Global proliferation of legislation and regulation permitting or requiring pharmacists to substitute generic equivalents for innovator pharmaceuticals;

•	Pressure from governments, managed care and other third-party payers on health care providers and consumers to minimize costs;and

•	Increased acceptance of generic pharmaceuticals by physicians, pharmacists and consumers.

Regulations governing marketing approval of pharmaceuticals in Europe are similarly extensive and as robust as regulations in the U.S., with approval of a pharmaceutical product being subject to an assessment of the quality, safety and efficacy of the product.

A directive of the EU requires that medicinal products shall have a marketing authorization before they are placed on the market in the EU. Authorizations are granted after the assessment of quality, safety and efficacy. In order to control expenditures on pharmaceuticals, most member states of the EU regulate the pricing of such products and in some cases limit the range of different forms of a drug available for prescription by national health services. These controls can result in considerable price differences among member states.

Data exclusivity provisions exist in many countries worldwide, including in the EU, although their application is not uniform. Similar provisions may be adopted by additional countries or otherwise strengthened. In general, these exclusivity provisions prevent the approval and/or submission of generic drug applications to the health authorities for a fixed period of time following the first approval of a novel brand-name product in that country. As these exclusivity provisions operate independently of patent exclusivity, they may prevent the approval and/or submission of generic drug applications for some products even after the patent protection has expired.

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

Employees

We employ approximately 6,400 persons, approximately 1,800 of whom serve in clerical, sales and management capacities. The remaining employees are engaged in production and maintenance activities.

The production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the United Steelworkers of America (USW) (AFL-CIO) and its Local Union 957 AFL-CIO under a contract that expires on April 15, 2012.

Backlog

Open orders for the Mylan Segment were approximately $33.4 million and for the Matrix Segment were approximately $18.5 million. Because of the relatively short lead time required in filling orders for our products, we do not believe these backlog amounts bear a significant relationship to sales or income for any full 12-month period.

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

FDA approval is required before any prescription drug product, including generic drug products, can be marketed. The process of obtaining FDA approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly and largely unpredictable. We, or a partner, may be unable to obtain requisite FDA approvals on a timely basis for new generic or brand products that we may develop, license or otherwise acquire. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that FDA approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. The timing and cost of obtaining FDA approvals could adversely affect our product introduction plans, financial position and results of operations and could cause the market value of our common stock to decline.

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

The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with FDA requirements with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs or ANDAs, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have internal regulatory compliance programs and policies and have had a favorable compliance history, there is no guarantee that these programs, as currently designed, will meet regulatory agency standards in the future. Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

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

The regulations regarding reporting and payment obligations with respect to Medicaid reimbursement and rebates and other governmental programs are complex, and as discussed elsewhere in this Form 10-K, we and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the U.S. Department of Justice with respect to Medicaid reimbursement and rebates. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes.

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

THE INDENTURE FOR OUR SENIOR NOTES, OUR CREDIT FACILITIES AND ANY ADDITIONAL INDEBTEDNESS WE INCUR IN THE FUTURE IMPOSE, OR MAY IMPOSE, SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM CAPITALIZING ON BUSINESS OPPORTUNITIES AND TAKING SOME ACTIONS. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The indenture for our Senior Notes, our credit facilities and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit the ability of us and our subsidiaries to, among other things, incur additional indebtedness at our subsidiaries, make investments, sell assets, incur certain liens, and enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, our senior credit facility requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

OUR ABILITY TO SERVICE OUR DEBT AND MEET OUR CASH REQUIREMENTS DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our ability to satisfy our obligations, including our Senior Notes, our credit facilities and any additional indebtedness we incur in the future will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow, we may be required to: refinance all or a portion of our debt, including the notes and our senior credit facility; obtain additional financing in the future for acquisitions, working capital, capital expenditures and general corporate or other purposes; redirect a substantial portion of our cash flow to debt service, which as a result, might not be available for our operations or other purposes; sell some of our assets or operations; reduce or delay capital expenditures; or revise or delay our operations or strategic plans. If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition or results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our credit facilities and the indenture governing the notes. The leverage resulting from our notes offering, our credit facility and indebtedness we may incur in the future could have certain material adverse effects on us, including limiting our ability to obtain additional financing and reducing cash available for our operations and acquisitions. As a result, our ability to withstand competitive pressures may be decreased and, we may be more vulnerable to economic downturns, which in turn could reduce our flexibility in responding to changing business, regulatory and economic conditions. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

OUR ACQUISITION OF A CONTROLLING INTEREST IN MATRIX LABORATORIES AND OUR PLANS FOR FURTHER GLOBAL EXPANSION WITH THE ACQUISITION OF MERCK GENERICS EXPOSE THE COMPANY TO ADDITIONAL RISKS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

With our recently completed acquisition of Matrix and our planned acquisition of Merck Generics, Mylan’s operations extend or will extend to numerous countries outside the U.S. Operating globally exposes us to certain additional risks including, but not limited to:

•	compliance with a variety of national and local laws of countries in which we do business, including restrictions on the import and export of certain intermediates, drugs and technologies, and the risk that our competitors may have more experience with operations in such countries or with international operations generally;

•	difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture;

•	fluctuations in exchange rates for transactions conducted in currencies other than the U.S. dollar;

•	adverse changes in the economies in which we operate as a result of a slowdown in overall growth, a change in government or economic liberalization policies, or financial instability in other countries who influence the economies in which we operate, particularly emerging markets;

•	wage increases or rising inflation in other countries in which we operate or will operate;

•	natural disasters, including drought, floods and earthquakes in other countries in which we operate or will operate; and

•	communal disturbances, terrorist attacks, riots or regional hostilities in other countries in which we operate or will operate.

Certain of the above factors could have a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

OUR PLANNED ACQUISITION OF MERCK GENERICS SPECIFICALLY AND OUR ACQUISITION STRATEGY GENERALLY, INVOLVE A NUMBER OF INHERENT RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We continually seek to expand our product line through complementary or strategic acquisitions of other companies, products and assets, and through joint ventures, licensing agreements or other arrangements. On May 12, 2007, we signed a definitive agreement to acquire Merck Generics. This transaction and any acquisitions, joint ventures and other business combinations involve various inherent risks, such as:

•	diversion of management’s attention from our ongoing business;

•	the failure to assess accurately the values, strengths, weaknesses, contingent and other liabilities, regulatory compliance and potential profitability of acquisition or other transaction candidates;

•	the potential loss of key personnel or customers of an acquired business;

•	failing to successfully manage acquired businesses or increase our cash flow from their operations;

•	failing to successfully integrate the operations and personnel of the acquired businesses with our ongoing business, and our resulting inability to achieve identified financial and operating synergies anticipated to result from an acquisition or other transaction;

•	unanticipated changes in business and economic conditions affecting an acquisition or other transaction;

•	incurring substantial additional indebtedness, assuming liabilities and incurring significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

•	potentially experiencing an adverse impact on our earnings from acquired in-process research and development and the write-off or amortization of acquired goodwill and other intangible assets;

•	acquiring businesses or entering new markets with which we are not familiar; and

•	international acquisitions, and other transactions, could also be affected by export controls, exchange rate fluctuations, domestic and foreign political conditions and the deterioration in domestic and foreign economic conditions.

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

We plan to finance the acquisition of Merck Generics through cash on hand, cash provided by operating activities, borrowings under our credit facilities and other significant indebtedness, which will reduce our cash available for other purposes, including the repayment of indebtedness.

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

During fiscal year 2007 the Company acquired a controlling stake in Matrix Laboratories Limited. For purposes of Management’s evaluation of our internal control over financial reporting as of March 31, 2007 we have elected to exclude Matrix from the scope of management’s assessment as permitted by guidance provided by the Securities and Exchange Commission (“SEC”). The two part acquisition resulting in 71.5% ownership of this business was completed by us on January 8, 2007 and represents approximately 13% of our consolidated assets at March 31, 2007 and contributed approximately 5% of total revenues for the year ended March 31, 2007. This acquired business will be included in management’s assessment of the effectiveness of the Company’s internal controls over financial reporting in fiscal year 2008. If the Company fails to implement and maintain adequate internal controls at Matrix, it could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses (including acquired in process research and development) and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses (including acquired in process research and development) and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

On February 1, 2007, we announced that for fiscal 2008 and beyond we will no longer be providing detailed earnings guidance. Any third-party estimates of our expected earnings per share have been and will be made without our participation or endorsement. Because these estimates may be inaccurate, we caution against reliance upon them in making an investment decision.

WE ARE SUBJECT TO THE U.S. FOREIGN CORRUPT PRACTICES ACT AND SIMILAR WORLDWIDE ANTI-BRIBERY LAWS, WHICH IMPOSE RESTRICTIONS AND MAY CARRY SUBSTANTIAL PENALTIES. ANY VIOLATIONS OF THESE LAWS, OR ALLEGATIONS OF SUCH VIOLATIONS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We operate in jurisdictions that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE HAVE GROWN, AND CONTINUE TO GROW, AT A VERY RAPID PACE. OUR INABILITY TO PROPERLY MANAGE OR SUPPORT THE GROWTH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We have grown very rapidly over the past few years and anticipate continuing our rapid expansion including the acquisition of Merck Generics, extending our processes, systems and people. We expect to make significant investments in systems and internal control processes to help manage the growing company. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage and support our rapid growth, there may be a material adverse effect on our business, financial condition and results of operations, and the market value of our common stock to decline.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We maintain various facilities that are used for research and development, manufacturing, warehousing, distribution and administrative functions. These facilities consist of both owned and leased properties.

The following summarizes the properties used to conduct our operations:

Primary Segment	Location	Status	Primary Use

Mylan	North Carolina	Owned	Distribution Warehousing
	West Virginia	Owned	Manufacturing Warehousing Research and Development Administrative
		Leased	Warehousing Administrative
	Illinois	Owned	Manufacturing Warehousing Administrative
	Puerto Rico	Owned	Manufacturing Warehousing Administrative
	Texas	Owned	Manufacturing Warehousing
	Vermont	Owned	Manufacturing Research and Development Administrative Warehousing
Matrix	China	Owned	Manufacturing Warehousing Administrative
	India	Owned	Manufacturing Warehousing Research and Development Administrative
		Leased	Administrative Research and Development
	Belgium	Leased	Distribution Administrative Research and Development
	Netherlands	Leased	Administrative Distribution
	Luxembourg	Leased	Administrative
	France	Leased	Administrative
	Switzerland	Leased	Administrative
Corporate/Other	Pennsylvania	Owned	Administrative

We believe that all facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for current operations.

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

Omeprazole

In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of Mylan Labs, filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to manufacture, market and sell omeprazole delayed-release capsules and made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the U.S. Food and Drug Administration’s (“FDA”) “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied. A non-jury trial regarding liability only was completed on June 14, 2006.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12.0 million which has been accrued for by the Company. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with Active Pharmaceutical Ingredient (“API”) supply agreements entered into between the Company and its API supplier and broker for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers that opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. In post-trial filings, the plaintiffs have requested that the verdict be trebled. Plaintiffs are also seeking an award of attorneys’ fees, litigation costs and interest on the judgment in unspecified amounts. In total, the plaintiffs have moved for judgments that could result in a liability of approximately $69 million for Mylan (not including the request for attorney’s fees and costs). The Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied. A hearing on the pending post-trial motions took place on February 28, 2007. The Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.

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

Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Illinois, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the California, Florida, Alaska and South Carolina AG actions and the actions brought by various counties in New York, excluding the actions brought by Erie, Oswego and Schenectady counties, Mylan Labs, MPI and/or UDL have answered the respective complaints denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. MPI is cooperating fully with the government’s investigation.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan Labs, along with four other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending. Mylan Labs intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan Labs, MPI and Mylan Technologies Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan Labs requesting additional information from the Company relating to the investigation. Mylan is cooperating fully with the government’s investigation and its outstanding requests for information.

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

Our common stock is traded on the New York Stock Exchange under the symbol “MYL.” The following table sets forth the quarterly high and low sales prices for our common stock for the periods indicated:

Fiscal 2007	High	Low

First quarter	$23.73	$19.72
Second quarter	23.49	18.65
Third quarter	22.10	19.72
Fourth quarter	22.75	19.18

Fiscal 2006	High	Low

First quarter	$20.03	$15.21
Second quarter	20.00	17.19
Third quarter	21.69	18.29
Fourth quarter	25.00	19.05

As of May 11, 2007, there were approximately 139,766 holders of record of our common stock, including those held in street or nominee name.

During the first quarter of fiscal 2006, the Company’s Board of Directors voted to double the quarterly dividend to 6.0 cents per share, effective with the dividend paid for the first quarter of fiscal 2006. However, as announced on May 12, 2007, in conjunction with the contemplated acquisition of Merck KGaA’s generic business, the Company is suspending the dividend on its common stock.

The following table shows information about the securities authorized for issuance under Mylan’s equity compensation plans as of March 31, 2007:

	Number of Securities to be	Weighted-Average Exercise
	Issued upon Exercise of	Price of Outstanding	Number of Securities
	Outstanding Options,	Options, Warrants and	Remaining Available for
Plan Category	Warrants and Rights	Rights	Future Issuance

Equity compensation plans approved by security holders	17,711,689	$16.17	15,186,223
Equity compensation plans not approved by security holders	—	N/A	—
Total	17,771,689	$16.17	15,186,223

In the past three years, we have issued unregistered securities in connection with the following transactions:

In conjunction with Mylan’s acquisition of a controlling interest in Matrix, certain selling shareholders agreed to purchase approximately 8.1 million unregistered shares of Mylan Laboratories Inc. common stock for approximately $168.0 million. Each of these selling shareholders represented to Mylan that it was an accredited investor.

On March 1, 2007, Mylan entered into a purchase agreement with Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, relating to the sale by the Company of $600.0 million aggregate principal amount of the Company’s 1.25% Senior Convertible Notes due 2012 (the “Notes”).

On March 1, 2007, the Company entered into a purchase agreement with Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, relating to the sale of 26,162,500 shares of common stock. Both the Notes and the common stock were sold pursuant to an effective registration statement on Form S-3 (No. 333-140778) under the Securities Act of 1933, as amended.

Proceeds from the issuance of common stock were approximately $489.1 million, net of underwriter’s discount and offering expenses of $21.1 million and the proceeds from the Notes were approximately $586.8 million, net of underwriter’s discounts and offering expenses of approximately $13.2 million. Approximately $80.6 million of the proceeds was used to cover the cost of the convertible note hedge described below and approximately $995.3 million will be used for general corporate purposes, including research and development, and expansion of our global operations.

The Notes are governed by the terms of an indenture dated as of March 7, 2007, among the Company, the guarantors named therein and The Bank of New York, as trustee. The Notes bear interest at a rate of 1.25% per year, accruing from March 7, 2007. Interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2007. The Notes will mature on March 15, 2012, subject to earlier repurchase or conversion. The Notes have an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $22.43 per share), subject to adjustment.

On March 1, 2007, concurrently with the sale of the Notes, Mylan entered into a convertible note hedge transaction, comprised of a purchased call option, and two warrant transactions with each of Merrill Lynch International, an affiliate of Merrill Lynch, and JPMorgan Chase Bank, National Association, London Branch, an affiliate of JPMorgan, each of which we refer to as a counterparty. The net cost to us of the transactions was approximately $80.6 million.

The purchased call options cover approximately 26,755,853 shares of our common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Notes, which under most circumstances represents the maximum number of shares that underlie the Notes. Concurrently with entering into the purchased call options, we entered into warrant transactions with the counterparties. Pursuant to the warrant transactions, we sold to the counterparties warrants to purchase in the aggregate approximately 26,755,853 shares of our common stock, subject to customary anti-dilution adjustments. The warrants may not be exercised prior to the maturity of the Notes, subject to certain limited exceptions.

The purchased call options are expected to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of our common stock at the time of exercise is greater than approximately $22.43, which corresponds to the initial conversion price of the notes. The sold warrants have an exercise price that is 60.0% higher than the price per share of $19.50 at which we offered our common stock in the concurrent equity offering.

If the market price per share of our common stock at the time of conversion of any Notes is above the strike price of the purchased call options, the purchased call options will, in most cases, entitle us to receive from the counterparties in the aggregate the same number of shares of our common stock as we would be required to issue to the holder of the converted notes. Additionally, if the market price of our common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants, we will owe the counterparties an aggregate of approximately 26,755,853 shares of our common stock. The purchased call options and sold warrants may be settled for cash at our election.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Notes and will not affect the holders’ rights under the Notes. Holders of the Notes will not have any rights with respect to the purchased call options or the sold warrants.

ITEM 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Fiscal Year Ended March 31,	2007(1)	2006	2005	2004	2003
(in thousands, except per share data)

Statements of Earnings:
Total revenues	$1,611,819	$1,257,164	$1,253,374	$1,374,617	$1,269,192
Cost of sales	768,151	629,548	629,834	612,149	597,756

Gross profit	843,668	627,616	623,540	762,468	671,436
Operating expenses:
Research and development	103,692	102,431	88,254	100,813	86,748
Acquired in process research and development	147,000	—	—	—	—
Selling, general and administrative	215,538	225,380	259,105	201,612	173,070
Litigation settlements, net	(50,116)	12,417	(25,990)	(34,758)	(2,370)

Earnings from operations	427,554	287,388	302,171	494,801	413,988
Interest expense	52,276	31,285	—	—	—
Other income, net	50,234	18,502	10,076	17,807	12,525

Earnings before income taxes and minority interest	425,512	274,605	312,247	512,608	426,513
Provision for income taxes	208,017	90,063	108,655	177,999	154,160
Minority interest	211	—	—	—	—

Net earnings	$217,284	$184,542	$203,592	$334,609	$272,353

March 31,	2007	2006	2005	2004	2003

Selected balance sheet data:
Total assets	$4,253,867	$1,870,526	$2,135,673	$1,885,061	$1,745,223
Working capital	1,711,509	926,650	1,282,945	1,144,073	962,440
Deferred revenue	90,673	89,417	—	—	—
Long-term obligations	29,760	22,435	19,325	19,130	19,943
Long-term debt	1,654,932	685,188	—	—	—
Total shareholders’ equity	1,648,860	787,651	1,845,936	1,659,788	1,446,332
Per common share data:
Net earnings
Basic	$1.01	$0.80	$0.76	$1.24	$0.98
Diluted	$0.99	$0.79	$0.74	$1.21	$0.96
Shareholders’ equity — diluted	$7.52	$3.36	$6.75	$6.01	$5.12
Cash dividends declared and paid	$0.24	$0.24	$0.12	$0.10	$0.08
Weighted average common shares outstanding:
Basic	215,096	229,389	268,985	268,931	278,789
Diluted	219,120	234,209	273,621	276,318	282,330

(1)	Fiscal 2007 includes the results of the Matrix acquisition from January 8, 2007. In addition to the write-off of acquired in-process research and development ($147.0 million), cost of sales includes approximately $17.6 million related to the amortization of intangibles and the inventory step-up associated with the acquisition. Fiscal 2007 also includes $22.2 million of stock-based compensation expense from the adoption of SFAS 123(R) on April 1, 2006.

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

Overview

Mylan Laboratories Inc. and its subsidiaries (the “Company,” “Mylan” or “we”) develop, license, manufacture, market and distribute generic, brand and branded generic pharmaceutical products and active pharmaceutical ingredients (“APIs”).

On May 12, 2007, Mylan and Merck KGaA announced the signing of a definitive agreement under which Mylan will acquire Merck’s generic business (“Merck Generics”) for Euro 4.9 billion (approximately $6.7 billion) in an all-cash transaction. Management believes that the combination of Mylan and Merck Generics will create a vertically and horizontally integrated generic and specialty pharmaceuticals leader with a diversified revenue base and a global footprint, and also believes the combined company will be among the top tier of global generic companies, with a significant presence in the top five global generics markets. The transaction remains subject to regulatory review in relevant jurisdictions and certain other customary closing conditions and is expected to close in the second half of calendar 2007.

In conjunction with the Merck Generics transaction, the Company entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure. The contract is contingent upon the closing of this acquisition, and the premium of approximately $121.9 million will be paid only upon such closing. The Company will account for this instrument under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). This instrument does not qualify for hedge accounting treatment under SFAS No. 133 and, therefore, will be adjusted to fair value at each reporting date with the change in the fair value of the instrument recorded in earnings.

During the fourth quarter of fiscal 2007, Mylan completed an acquisition of 71.5% of the outstanding common shares of Matrix Laboratories Limited (“Matrix”), a publicly traded Indian company, for 306 rupees per Matrix share. On December 21, 2006, in accordance with the terms of the transaction, Mylan completed an open offer in which it acquired approximately 20% of Matrix’s shares outstanding for approximately $210.6 million. Then, on January 8, 2007, Mylan purchased approximately 51.5% of Matrix’s shares outstanding pursuant to an agreement with certain selling shareholders for approximately $545.6 million. The transaction was funded using Mylan’s existing revolving credit facility and cash on hand. Approximately $168.0 million of the funds received by three of the selling shareholders (and their affiliates) were used to purchase approximately 8.1 million shares of Mylan Laboratories Inc. common stock in private transactions with the Company.

Matrix provides Mylan with a significant presence in important emerging pharmaceutical markets, including India, China and Africa, as well as a European footprint and distribution network through Matrix’s Docpharma subsidiary. This transaction combines Matrix’s API and drug development business with Mylan’s expertise in finished dosage forms. The transaction also expands Mylan’s high-barrier-to-entry product capabilities, particularly in the area of anti-retrovirals.

With the addition of Matrix, Mylan will now report as two reportable segments, the “Mylan Segment” and the “Matrix Segment”. Mylan previously reported as one segment. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), information for earlier periods has been recast.

Total revenues for fiscal 2007 were $1.61 billion. Mylan Segment total revenues were $1.53 billion, and our Matrix Segment had total revenues of $79.4 million.

For fiscal 2006, Mylan had total revenues of $1.26 billion. On a consolidated basis, year over year, this represents an increase of 28% in total revenues. Consolidated gross profit for fiscal 2007 was $843.7 million compared to $627.6 million in the prior year, an increase of 34%, while gross margins increased from 49.9% to 52.3%. Operating income increased by 49% to $427.6 million in fiscal 2007, compared to $287.4 million in fiscal 2006.

Net earnings for fiscal 2007 were $217.3 million compared to $184.5 million in fiscal 2006, an increase of 18%. Earnings per diluted share increased from $0.79 in fiscal 2006 to $0.99 in fiscal 2007. Comparability of results between fiscal 2007 and fiscal 2006 is affected by the following items:

Fiscal 2007:

•	The write-off of acquired in-process research and development related to the Matrix acquisition in the amount of $147.0 million (pre-tax and after-tax);

•	Stock-based compensation expense totaling $22.2 million, pre-tax, as a result of the Company’s adoption of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”);

•	A gain on a foreign exchange forward contract of $16.2 million, pre-tax; and

•	A net gain of $50.1 million, pre-tax, related to the favorable settlement of certain litigation.

Fiscal 2006:

•	A charge of $12.0 million, pre-tax, with respect to a contingent legal liability related to previously, pre-tax, disclosed litigation in connection with the Company’s lorazepam and clorazepate products and $20.9 million of restructuring costs.

A more detailed discussion of the Company’s financial results can be found under the section titled “Results of Operations”.

Other factors which impacted fiscal 2007 were:

•	Amlodipine Besylate — On March 23, 2007, Mylan launched Amlodipine Besylate Tablets, 2.5 mg (base), 5 mg (base) and 10 mg (base). Amlodipine Besylate Tablets (“amlodipine”) are the generic version of Pfizer’s Norvasc® Tablets, which had U.S. sales of approximately $2.7 billion for the 12-month period ended December 31, 2006, according to IMS Health. Mylan was the first generic company to file on all strengths of amlodipine.

The FDA has stated that in the event an appellate court mandate from the March 21, 2007 appellate court decision related to the validity of the amlodipine patent is issued prior to September 25, 2007, the only ANDA eligible for approval during that period will be from Apotex because of the favorable court decision in its case against Pfizer. However, there are several other ANDA applicants seeking immediate approval.

On May 21, 2007, an appellate court mandate was issued and Apotex has launched its amlodipine product. Consistent with past practice and as a result of uncertainties concerning pricing and market conditions for this product, revenue is being deferred until the product is sold by Mylan’s customers or until such time that the uncertainties are resolved. For the year ended March 31, 2007, therefore, substantially all revenues on shipments of amlodipine are deferred.

•	Issuance of Senior Convertible Notes and Common Stock — On March 2, 2007, Mylan completed an offering of $600.0 million aggregate principal amount of senior convertible notes due 2012. The notes bear interest at 1.25% and are convertible by holders at an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount of notes (subject to adjustment in certain circumstances), which represents an intial conversion price of approximately $22.43 per share.

Also on March 2, 2007, Mylan completed the sale of 26.2 million shares of its common stock at a price of $19.50 per share.

•	Oxybutynin — On November 10, 2006, Mylan announced that the FDA granted final approval for Mylan Pharmaceuticals Inc.’s ANDAs for oxybutynin chloride extended-release tablets (“oxybutynin”), 5 mg and 10 mg, the generic version of Alza Corporation’s Ditropan ® XL. Mylan was the first generic drug company to file ANDAs with the FDA for 5 mg and 10 mg oxybutynin and, as such, had 180 days of market exclusivity for those strengths. In the third fiscal quarter of 2007, Mylan launched its 5 mg and 10 mg oxybutynin products upon receiving approval and also launched a 15 mg strength under our agreement with Ortho-McNeil Pharmaceuticals. Mylan’s exclusivity on this product expired on May 9, 2007.

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Total Revenues and Gross Profit

Total revenues for fiscal 2007 were $1.61 billion compared to $1.26 billion for fiscal 2006, an increase of $354.7 million or 28%. Mylan Segment total revenues were $1.53 billion, and Matrix Segment total revenues were $79.4 million. In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, customer performance and promotions, price adjustments, returns and chargebacks. See the section titled “Application of Critical Accounting Policies” in this ITEM 7, for a thorough discussion of our methodology with respect to such provisions. For the fiscal year ended March 31, 2007, the most significant amounts charged against gross revenues were for chargebacks in the amount of $1.19 billion and customer performance and promotions in the amount of $180.7 million. For fiscal 2006, chargebacks of $1.11 billion and customer performance and promotions of $160.8 million were charged against gross revenues. Customer performance and promotions include direct rebates as well as promotional programs.

For the Mylan Segment, net revenues increased by $267.5 million or 22% compared to fiscal 2006 primarily as a result of increased volume and contribution from new products. Pricing was relatively stable compared to the prior year.

New products in fiscal 2007 contributed net revenues of $108.7 million primarily due to oxybutynin, which was launched in the third quarter.

Excluding new products, fentanyl, which continues to be the only ANDA-approved, AB-rated generic alternative to Duragesic® on the market, was a primary driver of both the increased volume and relatively stable pricing. Fentanyl accounted for approximately 18% of Mylan Segment net revenues for fiscal 2007. For the Mylan Segment, doses shipped during fiscal 2007 increased over 12% from the same prior year period to approximately 14.1 billion.

Other revenues for the Mylan Segment in fiscal 2007 increased by $7.7 million from $17.2 million in fiscal 2006 to $24.9 million for the current fiscal year. This increase was primarily related to the recognition of amounts that had been deferred with respect to Apokyn®, which was sold in the prior year, with the remainder related to other business development activities.

Net revenues for the Matrix Segment were $95.8 million, of which $79.4 million were sold to third parties. Mylan began consolidating the results of Matrix on January 8, 2007. Approximately 50% of the Matrix Segment’s third-party revenues come from the sale of API and intermediates and approximately 27% mainly from the distribution of branded generic products in Europe. Intercompany revenue was derived from API sales to the Mylan Segment primarily in conjunction with the launch of amlodipine which is a vertically integrated product, as well as revenue earned through intercompany product development agreements.

Consolidated gross profit increased 34% or $216.1 million to $843.7 million from $627.6 million, and gross margins increased to 52.3% from 49.9%. For the Mylan Segment, gross profit was $846.6 million compared to $627.6 million in fiscal 2006, while gross margins increased to 55.2% from 49.9%. For the Matrix Segment gross profit was negatively impacted by approximately $17.6 million representing the reduction of the fair value step-up in inventory, intangible assets and property, plant and equipment recorded as part of the acquisition.

For the Mylan Segment, a significant portion of gross profit, as well as the increase in gross margins, was comprised of fentanyl and oxybutynin. Fentanyl contributes margins well in excess of most other products in our portfolio, excluding new products. Absent any changes to market dynamics or significant new competition for fentanyl, the Company expects the product to continue to be a significant contributor to sales and gross profit. Products generally contribute most significantly to gross margin at the time of their launch and, as is the case with oxybutynin, even more so in periods of market exclusivity. As is typical in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products.

Operating Expenses

Consolidated research and development (“R&D”) expense for fiscal 2007 was $103.7 million compared to $102.4 million in fiscal 2006, which represents an increase of $1.3 million or 1%. Matrix Segment R&D expense was $12.7 million for fiscal 2007. Excluding Matrix, R&D expense decreased by $11.4 million or 11%. The Mylan Segment had R&D expense of $81.8 million in fiscal 2007 compared to $101.1 million in fiscal 2006. The overall decrease is primarily the result of the outlicensing of nebivolol, which occurred late in fiscal 2006.

Additionally, during the fourth quarter, the Company recognized a charge of $147.0 million to write off acquired in-process R&D associated with the Matrix acquisition. This amount represents the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use.

Selling, general and administrative (“SG&A”) expense for fiscal 2007 was $215.5 million compared to $225.4 million in fiscal 2006, a decrease of $9.8 million or 4%. Mylan Segment SG&A expense was $65.4 million, a decrease of $10.4 million from fiscal 2006. This decrease is primarily the result of approximately $20.0 million of cost savings realized from the closure of Mylan Bertek, the Company’s branded subsidiary, in the prior year. Partially offsetting this decrease was an increase of approximately $4.5 million in stock-based compensation expense. Corporate and Other SG&A expense was $144.4 million in fiscal 2007 compared to $149.6 million in the prior year, a decrease of $5.2 million or 4%. Prior year Corporate and Other SG&A included $19.9 million of restructuring costs associated with the closure of Mylan Bertek, which accounts for the majority of the decrease realized in fiscal 2007. Partally offsetting this were increases in other general and administrative costs, including stock-based compensation expense of approximately $7.7 million. For the Matrix Segment, SG&A expense was $5.8 million in fiscal 2007.

Litigation, net

Net favorable settlements of $50.1 million were recorded in fiscal 2007. In the same period of the prior year, litigation, net was a $12.4 million charge of which $12.0 million was for a contingent liability with respect to the Company’s previously disclosed lorazepam and clorazepate product litigation.

Interest Expense

Interest expense for fiscal 2007 totaled $52.3 million compared to $31.3 million for the same period of the prior year. The Company has had its financing outstanding for all of fiscal 2007, while it was only completed during the second quarter of fiscal 2006. Also included in fiscal 2007 interest expense is interest related to the debt assumed in the Matrix acquisition as well as additional debt borrowed to fund the Matrix acquisition, the convertible notes issued in March of 2007, a commitment fee on the revolving credit facilities and the amortization of debt issuance costs.

Other Income, net

Other income, net was $50.2 million for fiscal 2007 compared to $18.5 million in the same prior year period. The change is primarily the result of a $16.2 million net gain on a foreign currency forward contract related to the acquisition of Matrix. Additionally, during fiscal 2007, the Company received a cash payment of $5.5 million from Somerset Pharmaceuticals, Inc., in which Mylan owns a 50% equity interest and accounts for this investment using the equity method of accounting. The amount in excess of the carrying value of our investment in Somerset, approximately $5.0 million, was recorded as equity income.

Income Tax Expense

The Company’s effective tax rate increased for fiscal 2007 to 48.9% from 32.8% in fiscal 2006. This increase is primarily due to the acquisition of Matrix and the related non-deductible $147.0 million charge related to acquired in-process R&D. In addition, higher pre-tax income for fiscal 2007 resulted in higher state taxes while state credits remained relatively fixed. Additionally, the favorable impact of federal tax credits on the effective tax rate was less significant in fiscal 2007 primarily because of the expiration of the Section 936 credits and lower R&D credits when compared to the previous fiscal year.

Fiscal 2006 Compared to Fiscal 2005

Total Revenues and Gross Profit

During fiscal 2006, in accordance with SFAS No. 131 Mylan reported as one segment, “Pharmaceuticals”. With the addition of Matrix, Mylan now has two reportable segments, the “Mylan Segment” (which is the former “Pharmaceuticals” segment) and the “Matrix Segment”. The discussion below has been updated to reflect this change in segment reporting. In fiscal 2006 and 2005, the Matrix Segment did not exist.

Net revenues for fiscal 2006 were $1.24 billion compared to $1.25 billion for fiscal 2005, a decrease of $7.8 million or 1%. In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, customer performance and promotions, price adjustments, returns and chargebacks. See the section titled “Application of Critical Accounting Policies” in this ITEM 7 for a thorough discussion of our methodology with respect to such provisions. For the fiscal year ended March 31, 2006, the most significant amounts charged against gross revenues were for chargebacks in the amount of $1.11 billion and customer performance and promotions in the amount of $160.8 million. For fiscal 2005, chargebacks of $892.6 million and customer performance and promotions of $195.1 million were charged against gross revenues. The increase in the amounts charged against gross revenues for chargebacks in the current year is the result of pricing pressures on certain products in the Company’s portfolio, most notably omeprazole and carbidopa/levodopa, a full year of chargebacks related to fentanyl and an increase in sales to customers who are entitled to chargeback credits. Customer performance and promotions include direct rebates as well as promotional programs. A greater amount was charged against gross revenues for customer performance and promotions in fiscal 2005 primarily due to promotions offered to customers in connection with the launch of fentanyl that occurred in the fourth quarter of the prior fiscal year.

New products launched during fiscal 2006 contributed $6.7 million to net revenues in fiscal 2006 compared to $87.3 million in fiscal 2005 primarily due to fentanyl, which was launched in the fourth quarter of fiscal 2005. The Company considers a product to be a new product only in the year it is launched. Net revenues in fiscal 2006, however, did realize a significant benefit from a full year of sales of fentanyl, which accounted for over 10% of net revenues, as well as other products that were launched during fiscal 2005. The favorable impact of these products served to offset lower revenue on other products in the Company’s portfolio, most notably omeprazole and carbidopa/levodopa. Both of these products realized lower net revenues as a result of increased competition. As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products.

As it relates to other products, the trend generally observed throughout the Company’s product portfolio in fiscal 2006 was favorable volume, which essentially offset unfavorable pricing. Doses shipped during fiscal 2006 were 12.6 billion, an increase over fiscal 2005 doses shipped of 12.5 billion.

The fiscal 2006 results include other revenue of $17.2 million compared to $5.6 million in the prior year. The majority of this increase relates to the sale of Apokyn in fiscal 2006, for which $8.9 million of revenue was recognized. The remainder of the increase in fiscal 2006 is related to royalties.

Gross profit for fiscal 2006 was $627.6 million, an increase of $4.1 million or 1% over fiscal 2005, while gross margins were consistent at approximately 50%. A significant portion of gross profit was comprised of fentanyl. Absent any changes to market dynamics or the current competitive landscape for fentanyl, we expect the product to continue to be a significant contributor to sales and gross profit. Additionally, gross margins in the current year were impacted by favorable product mix, partially offset by lower margins on certain products, such as omeprazole and carbidopa/levodopa as a result of competition.

Operating Expenses

Research and development (“R&D”) expense for fiscal 2006 was $102.4 million compared to $88.3 million in fiscal 2005, which represents an increase of $14.2 million or 16%. Mylan Segment R&D expense was $101.1 million in fiscal 2006 compared to $87.9 million in fiscal 2005, while Corporate and Other R&D expense was $1.4 million and $0.4 million, respectively. The increase in Mylan Segment R&D expense is primarily due to costs incurred for clinical studies related to nebivolol incurred prior to the outlicensing of the product in the fourth quarter of fiscal 2006, as well as an overall increase in the number of ongoing studies. The Company’s continued commitment to, and investment in, R&D activities has resulted in a robust ANDA pipeline, and it is expected that R&D expenses will continue to increase in future periods.

Selling, general and administrative (“SG&A”) expense for fiscal 2006 was $225.4 million compared to $259.1 million in fiscal 2005, a decrease of $33.7 million or 13%. Corporate and Other SG&A expense was $149.6 million in fiscal 2006 compared to $145.4 million in fiscal 2005, an increase of $4.2 million or 3%. This increase was offset by the Mylan Segment which had $75.8 million of SG&A expense in fiscal 2006 compared to $113.7 million in the prior year, a decrease of $37.9 million or 33%. Included in fiscal 2005 SG&A were costs of $22.9 million related to the terminated acquisition of King Pharmaceuticals, Inc. Legal costs also decreased by approximately $9.0 million from fiscal 2005 to fiscal 2006, primarily as a result of the timing of certain litigation. Legal challenges continue to be an integral part of the Company’s strategy and its ability to continue to deliver new generic products to the market. The remainder of the change in SG&A during fiscal 2006 is primarily the result of the closure of Mylan Bertek as part of the Company’s restructuring. Charges of $19.9 million were incurred primarily in the first and second quarters related to employee termination and severance costs, lease termination costs and asset write-downs. These costs, which were primarily related to the termination of the Mylan Bertek sales force, resulted in significant cost savings realized throughout the remainder of fiscal 2006.

Litigation Settlements, net

Litigation settlements, included in Corporate and Other, during fiscal 2006 consisted primarily of a charge of $12.0 million for a contingent liability with respect to the Company’s previously disclosed lorazepam and clorazepate product litigation. In the prior year, net gains of $26.0 million were recorded with respect to settlement of other litigation.

Interest Expense

During the second quarter of fiscal 2006, Mylan completed a financing of $500.0 million in Senior Notes and a $500.0 million senior secured credit facility (see “Contractual Obligations” herein). Included in Corporate and Other is interest expense related to this financing of $31.3 million for fiscal 2006. Included in interest expense is a commitment fee on the unused portion of the revolving credit facility and the amortization of financing fees.

Other Income, net

Corporate and Other includes other income, net of non-operating expenses, of $18.5 million in fiscal 2006 compared to $10.1 million in fiscal 2005. The increase is primarily the result of higher interest and dividend income on our investments in marketable securities as well as less of a loss recorded on our investment in Somerset Pharmaceuticals, Inc.

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

Liquidity and Capital Resources

Cash flows from operating activities were $390.2 million for fiscal 2007, resulting from net income and non-cash add-backs (including acquired in-process R&D of $147.0 million), partially offset by changes in certain working capital items. In total, working capital as of March 31, 2007 was $1.7 billion compared to $926.7 million at March 31, 2006. The most significant working capital items affecting cash were accounts receivable and income taxes payable. The increase in accounts receivable is related to increased overall sales. The increase to income taxes payable is the result of increased net income and the timing of tax payments.

Cash used in investing activities for the fiscal year ended March 31, 2007 was $730.7 million. Of the Company’s $4.3 billion of total assets at March 31, 2007, $1.4 billion was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist of a variety of high-credit quality debt securities, including U.S. government, state and local government and corporate obligations. These investments are highly liquid and available for working capital and other needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

Capital expenditures during fiscal 2007 were $161.9 million. These expenditures were incurred primarily for equipment, including with respect to the Company’s previously announced planned expansions and the implementation of an integrated ERP system.

Also included in investing activities was $761.0 million paid to acquire a controlling interest of 71.5% in Matrix, net of cash acquired. Upon the closing of the purchase of the controlling interest, Mylan received a cash payment of $16.2 million as the result of a foreign currency forward contract that had been entered into with respect to the Matrix transaction. As a result, the net cash paid by Mylan for Matrix was approximately $744.8 million. Additionally, certain of Matrix’s selling shareholders used $168.0 million of the funds received by them to purchase shares of Mylan Laboratories Inc. common stock from the Company. The receipt of these proceeds is included in financing activities as discussed below.

Cash provided by financing activities was $1.44 billion for fiscal 2007. Mylan generated $657.7 million through the issuance of common stock as a result of the Matrix transaction as described above and through the sale of 26.2 million shares on March 1, 2007 at a price of $19.50 per share. Proceeds from the issuance of common stock are shown net of underwriter’s discounts and offering expenses of approximately $21.1 million.

Proceeds from the issuance of long-term debt were $1.56 billion, consisting primarily of $600.0 million of convertible notes issued on March 1, 2007, borrowings of $315.0 million under the revolving credit facility in order to finance the Matrix acquisition (of which $52.0 million was subsequently repaid) and a term loan of $450.0 million borrowed on March 26, 2007. The term loan was used to pay $450.0 million of debt outstanding under the Company’s revolving credit facility. Additionally, Mylan repaid $187.9 million of a 2005 term loan outstanding under a previous credit facility that was refinanced in the second quarter of the current fiscal year. The term loan was part of a credit agreement entered by Mylan for a $750.0 million senior unsecured credit facility which, in addition to the term loan, includes a multicurrency revolving credit facility (the “Revolving Credit Facility”) in an aggregate amount of up to a U.S. dollar equivalent of $300.0 million, which is expected to be used for working capital and general corporate purposes, including expansion of global operations. At March 31, 2007, the Company had $1.0 billion available under its credit facilities.

At the time of issuance of the convertible notes, Mylan entered into a convertible note hedge transaction, comprised of a purchased call option and two warrant transactions with each of Merrill Lynch International, an affiliate of Merrill Lynch, and JPMorgan Chase Bank, National Association, London Branch, an affiliate of JPMorgan. The sale of the warrants resulted in cash proceeds of $45.4 million which was used, along with the proceeds from the issuance of the notes, to purchase the bond hedge for approximately $126.0 million. Subject to the conversion provisions outlined in the Convertible Notes Purchase Agreement, the notes are convertible by holders at an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount of notes, with the principal amount payable in cash and the remainder in stock or cash at the option of the Company.

Also included in cash flows from financing activities are proceeds of $49.8 million from the exercise of stock options and cash dividends paid of $50.8 million. In the first quarter of fiscal 2006, the Board voted to double the amount of the quarterly dividend to 6.0 cents per share from 3.0 cents per share, effective with the dividend paid for the first quarter of fiscal 2006. However, as announced on May 12, 2007, in conjunction with the contemplated acquisition of Merck KGaA’s generic business, the Company is suspending the dividend on its common stock.

On May 12, 2007, Mylan and Merck KGaA announced the signing of a definitive agreement under which Mylan will acquire Merck’s generics business (“Merck Generics”) for Euro 4.9 billion (approximately $6.7 billion) in an all-cash transaction. Management believes that the combination of Mylan and Merck Generics will create a vertically and horizontally integrated generics and specialty pharmaceuticals leader with a diversified revenue base and a global footprint, and also believes the combined company will be among the top tier of global generic companies, with a significant presence in the top five global generics markets. Mylan has obtained fully committed financing from Merrill Lynch, Citigroup and Goldman Sachs.

In conjunction with the Merck Generics transaction, the Company entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure. The contract is contingent upon the closing of this acquisition, and the premium of approximately $121.9 million will be paid only upon such closing. The Company will account for this instrument under the provisions of SFAS No. 133. This instrument does not qualify for hedge accounting treatment under SFAS No. 133 and, therefore, will be adjusted to fair value at each reporting date with the change in the fair value of the instrument recorded in earnings.

The Company is involved in various legal proceedings that are considered normal to its business (see Note 18 to the Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2007 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than	One-Three	Three-Five
As of March 31, 2007	Total	One Year	Years	Years	Thereafter
(in thousands)

Operating leases	$20,164	$5,848	$9,621	$2,662	$2,033
Other long-term obligations	33,112	3,440	13,225	3,612	12,835
Total debt	1,776,362	121,430	254,932	1,050,000	350,000
Scheduled interest payments	362,752	71,394	202,801	66,244	22,313
Revolving credit facility	—	—	—	—	—

	$2,192,390	$202,112	$480,579	$1,122,518	$387,181

We lease certain real property under various operating lease arrangements that expire generally over the next five years. These leases generally provide us with the option to renew the lease at the end of the lease term. We have also entered into agreements to lease vehicles, which are typically 24 to 36 months, for use by our key employees.

Long-term debt consists of $500.0 million in Senior Notes, a Term Loan Facility of $450.0 million and $600.0 million in convertible notes. Additionally, with the acquisition of Matrix, Mylan assumed debt of approximately $226.4 million consisting primarily of two term loans of Euro 82.5 million each.

The Senior Notes consist of $150.0 million of Senior Notes due 2010, and bearing interest at 5 3/4% per annum (the “2010 Notes”), and $350.0 million of Senior Notes due 2015, and bearing interest at 6 3/8% per annum (the “2015 Notes”, and collectively, the “Notes”). The Senior Notes were originally issued on July 21, 2005 but were exchanged on January 14, 2006 in accordance with a registration rights agreement in a transaction consummated on January 19, 2006. The form and terms of the Senior Notes are identical in all material respects to the original notes except the transfer restrictions, registration rights and additional interest provisions relating to the original notes do not apply to the Notes.

On March 26, 2007, Mylan and its wholly owned indirect subsidiary Euro Mylan B.V. (“Euro Mylan”) entered into a credit agreement with a syndicate of bank lenders for a $750.0 million senior unsecured credit facility (the “2007 Credit Facility”), including (i) a multicurrency revolving credit facility (the “Revolving Credit Facility”) in an aggregate amount of up to a U.S. dollar equivalent of $300.0 million due July 24, 2011, and (ii) a term loan facility (the “Term Loan Facility”) denominated in U.S. dollars in aggregate amount of up to $450.0 million due December 26, 2011. Upon closing, the Company borrowed $450.0 million under the Term Loan Facility and used the proceeds to repay the revolving loans outstanding under the Company’s existing 2006 Credit Facility. The Company intends to use the Revolving Credit Facility for working capital and general corporate purposes, including expansion of its global operations. At the Company’s option, loans under the 2007 Credit Facility will bear interest either at a rate equal to LIBOR plus an effective applicable margin or at a base rate, which is defined as the higher of the rate announced publicly by the Administrative Agent, from time to time, as its prime rate or 0.5% above the federal funds rate. In the case of the effective applicable margin for outstanding term loans and revolver advances based on LIBOR, after the delivery by the Company to the Administrative Agent of its financial statements for the fiscal quarter ended March 31, 2007, the effective applicable margin may increase or decrease, within a range from 0.50% to 1.25%, based on the Company’s total leverage ratio. The interest rate in effect at March 31, 2007 on the outstanding borrowings under the Term Loan facility was 6.2%.

On March 1, 2007, Mylan entered into a Purchase Agreement (the “Convertible Notes Purchase Agreement”) relating to the sale by the Company of $600.0 million aggregate principal amount of the Company’s 1.25% Senior Convertible Notes due 2012 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 1.25% per year, accruing from March 7, 2007. Interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2007. The Notes will mature on March 15, 2012, subject to earlier repurchase or conversion. The Notes have an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $22.43 per share), subject to adjustment.

Matrix’s term loan borrowings consist of two Facilities (“Facility A” and “Facility B”), both of which are denominated in euros. Matrix’s effective interest rate for these loans is Euro Interbank Offered Rate (“Euribor”) plus 110 basis points for Facility A of Euro 82.50 million and Euribor plus 129 basis points for Facility B of Euro 82.50 million for the period ended March 31, 2007. Facility A is repayable in July 2007, and Facility B is payable over three years in semi annual installments beginning in October 2007.

Scheduled interest payments represent the estimated interest payments on the Notes, the Term Loan, the Convertible Notes and Matrix debt. Variable debt interest payments are estimated using current interest rates, as discussed above.

Other long-term obligations, primarily deferred compensation, consist of the discounted future payments under individually negotiated agreements with certain key employees and directors.

On May 12, 2007, Mylan and Merck KGaA announced the signing of a definitive agreement under which Mylan will acquire Merck Generics for Euro 4.9 billion (approximately $6.7 billion) in an all-cash transaction. Mylan has secured fully committed financing through Merrill Lynch, Citigroup and Goldman Sachs.

In addition to the above, the Company has entered into various product licensing and development agreements. In some of these arrangements, we provide funding for the development of the product or obtain the rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Because milestones represent the completion of specific contractual events and it is uncertain if and when these milestones will be achieved, such contingencies have not been recorded on the Company’s Consolidated Balance Sheet. In the event that all projects are successful, milestone and development payments of approximately $21.7 million would be paid.

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

At March 31, 2007, the Company has $13.1 million in letters of credit outstanding.

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 2 to the Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. The Company has identified the following to be its critical accounting policies: the determination of net revenue provisions, intangible assets and goodwill and the impact of existing legal matters.

Net Revenue Provisions

Net revenues are recognized for product sales upon shipment when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions to net revenues and accounts receivable and within other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $404.7 million and $381.8 million at March 31, 2007 and 2006, respectively. Other current liabilities include $51.9 million and $60.4 million at March 31, 2007 and 2006, respectively, for certain rebates and other adjustments that are paid to indirect customers.

The following is a rollforward of the most significant provisions for estimated sales allowances during fiscal year ended March 31, 2007:

			Current
			Provision Related
		Checks/Credits	to Sales Made in
	Balance at	Issued to Third	the Current	Balance at
	3/31/2006	Parties	Period	3/31/2007

Chargebacks	$191,237	$(1,168,824)	$1,186,549	$208,962
Customer performance and promotions	$62,762	$(170,217)	$180,677	$73,222
Returns	$51,768	$(29,532)	$27,340	$49,576

The accrual for chargebacks increased primarily as a result of increased sales, including sales generated from the launch of oxybutynin in the current year. The accrual for customer performance and promotions includes direct rebates as well as promotional programs. The accrual for direct rebates increased primarily as a result of higher sales in the current year, while the increase in the accrual for promotional programs was also driven in part by the launch of oxybutynin in the later part of fiscal 2007.

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

Returns — Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. This period is known by us based on the shelf lives of our products at the time of shipment. Additionally, we consider factors such as levels of inventory in the distribution channel, product dating, and expiration period, size and maturity of the market prior to a product launch, entrance in the market of additional generic competition, changes in formularies or launch of over-the-counter products, to name a few, and make adjustments to the provision for returns in the event that it appears that actual product returns may differ from our established reserves. We obtain data with respect to the level of inventory in the channel directly from certain of our largest customers. Although the introduction of additional generic competition does not give our customers the right to return product outside of our established policy, we do recognize that such competition could ultimately lead to increased returns. We analyze this on a case-by-case basis, when significant, and make adjustments to increase our reserve for product returns as necessary.

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

Intangible Assets and Goodwill

We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. Intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The purchase price allocation for the acquisition of Matrix is preliminary and is based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Management believes that information provides a reasonable basis for allocating the purchase price, but the Company is awaiting additional information necessary to finalize the purchase price allocation. The fair values reflected in the purchase price allocation may be adjusted upon the final valuation, and such adjustments could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as possible but no later than one year from the acquisition date.

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows. Because this process involves management making estimates with respect to future sales volumes, pricing, new product launches, anticipated cost environment and overall market conditions and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. As a result of our acquisition of Matrix, we recorded on our balance sheet goodwill of $505.8 million and $270.4 million of intangible assets.

Goodwill and intangible assets are reviewed for impairment annually or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets being tested.

As discussed above with respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. As of March 31, 2007, the Company determined through its estimates that no impairment of goodwill or intangible assets existed. The Company will continue to assess the carrying value of its goodwill and intangible assets in accordance with applicable accounting guidance.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for Mylan as of April 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to market risk from changes in the market values of investments in its marketable securities and interest rate risk from changes in interest rates associated with its long-term debt.

Marketable Debt Securities

In addition to marketable debt and equity securities, investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.

The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at March 31, 2007 and 2006:

	2007	2006
(in thousands)

Marketable debt securities	$171,548	$362,458
Marketable equity securities	2,659	5,545

	$174,207	$368,003

The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment grade credit ratings. At March 31, 2007, the Company had invested $171.5 million in marketable debt securities, of which $31.4 million will mature within one year and $140.1 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $140.1 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $7.0 million change in marketable debt securities.

Long-Term Debt

On July 21, 2005, the Company issued $500.0 million in Senior Notes with fixed interest rates of 5 3/4% and 6 3/8% (which were exchanged for registered notes, as described previously) and, on July 24, 2006, entered into a five-year $700.0 million senior unsecured revolving credit facility (the “2006 Credit Facility”). On March 26, 2007, Mylan and its wholly owned indirect subsidiary Euro Mylan B.V. (“Euro Mylan”) entered into a credit agreement with a syndicate of bank lenders for a $750.0 million senior unsecured credit facility (the “2007 Credit Facility”), including (i) a multicurrency revolving credit facility (the “Revolving Credit Facility”) in an aggregate amount of up to a U.S. Dollar equivalent of $300.0 million due July 24, 2011, and (ii) a term loan facility (the “Term Loan Facility”) denominated in U.S. Dollars in aggregate amount of up to $450.0 million due December 26, 2011. The Company borrowed $450.0 million under the Term Loan Facility and used the proceeds to repay the revolving loans outstanding under the Company’s existing 2006 Credit Facility. The interest rate in effect at March 31, 2007 on the outstanding borrowings under the Term Loan Facility was 6.2%.

On March 1, 2007, Mylan entered into a purchase agreement relating to the sale by the Company of $600.0 million aggregate principal amount of the Company’s 1.25% Senior Convertible Notes due 2012 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 1.25% per year, accruing from March 7, 2007. Interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2007. The Notes will mature on March 15, 2012, subject to earlier repurchase or conversion. The Notes have an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $22.43 per share), subject to adjustment.

Upon the acquisition of Matrix, Mylan assumed Matrix’s long-term debt which includes two term loan borrowings both of which are denominated in euros. Matrix’s effective interest rate for these loans is Euro Interbank Offered Rate (Euribor) plus 110 basis points for the first (“Facility A”) of Euro 82.50 million and Euribor plus 129 basis points for the second (“Facility B”) of Euro 82.50 million for the period ended March 31, 2007. Facility A is repayable in July 2007.

Generally, the fair market value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. The fair market value of the Convertible Notes will fluctuate as the market value of our common stock fluctuates. As of March 31, 2007, the fair value of our Senior Notes was approximately $495.8 million, and our Convertible Notes were approximately $640.4 million. The carrying value of our Term Loan facility and Matrix’s term loan borrowings approximated fair value. A 10% change in interest rates on the variable rate debt would result in a change in interest expense of approximately $3.9 million per year.

Foreign Exchange Option Contract

In conjunction with the Merck Generics transaction, the Company entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure. The contract is contingent upon the closing of this acquisition, and the premium of approximately $121.9 million will be paid only upon such closing. The Company will account for this instrument under the provisions of SFAS No. 133. This instrument does not qualify for hedge accounting treatment under SFAS No. 133 and, therefore, will be adjusted to fair value at each reporting date with the change in the fair value of the instrument recorded in earnings.

ITEM 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and
Supplementary Financial Information

Mylan Laboratories Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

March 31,	2007	2006

Assets
Current assets:
Cash and cash equivalents	$1,252,365	$150,124
Marketable securities	174,207	368,003
Accounts receivable, net	350,294	242,193
Inventories	429,111	279,008
Deferred income tax benefit	145,343	137,672
Prepaid expenses and other current assets	60,724	14,900

Total current assets	2,412,044	1,191,900
Property, plant and equipment, net	686,739	406,875
Intangible assets, net	352,780	105,595
Goodwill	612,742	102,579
Deferred income tax benefit	45,779	—
Other assets	143,783	63,577

Total assets	$4,253,867	$1,870,526

Liabilities and shareholders’ equity Liabilities
Current liabilities:
Trade accounts payable	$160,286	$76,859
Short-term borrowings	108,259	—
Income taxes payable	78,387	12,963
Current portion of long-term obligations	124,782	4,336
Cash dividends payable	14,902	12,605
Other current liabilities	213,919	158,487

Total current liabilities	700,535	265,250
Deferred revenue	90,673	89,417
Long-term debt	1,654,932	685,188
Other long-term obligations	29,760	22,435
Deferred income tax liability	85,900	20,585

Total liabilities	2,561,800	1,082,875

Minority Interest	43,207	—

Shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000 Shares issued: none	—	—
Common stock — par value $0.50 per share
Shares authorized: 600,000,000 in fiscal 2007 and fiscal 2006
Shares issued: 339,361,201 in fiscal 2007 and 309,150,251 in fiscal 2006	169,681	154,575
Additional paid-in capital	962,746	418,954
Retained earnings	2,103,282	1,939,045
Accumulated other comprehensive earnings	1,544	2,450

	3,237,253	2,515,024
Less treasury stock — at cost
Shares: 90,948,957 in fiscal 2007 and 98,971,431 in fiscal 2006	1,588,393	1,727,373

Total shareholders’ equity	1,648,860	787,651

Total liabilities and shareholders’ equity	$4,253,867	$1,870,526

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Consolidated Statements of Earnings
(in thousands, except per share data)

Fiscal Year Ended March 31,	2007	2006	2005

Revenues:
Net revenues	$1,586,947	$1,240,011	$1,247,785
Other revenues	24,872	17,153	5,589

Total revenues	1,611,819	1,257,164	1,253,374
Cost of sales	768,151	629,548	629,834

Gross profit	843,668	627,616	623,540
Operating expenses:
Research and development	103,692	102,431	88,254
Acquired in-process research and development	147,000	—	—
Selling, general and administrative	215,538	225,380	259,105
Litigation settlements, net	(50,116)	12,417	(25,990)

Total operating expenses	416,114	340,228	321,369

Earnings from operations	427,554	287,388	302,171
Interest expense	52,276	31,285	—
Other income, net	50,234	18,502	10,076

Earnings before income taxes and minority interest	425,512	274,605	312,247
Provision for income taxes	208,017	90,063	108,655

Earnings before minority interest	217,495	184,542	203,592
Minority interest	211	—	—

Net earnings	$217,284	$184,542	$203,592

Earnings per common share:
Basic	$1.01	$0.80	$0.76

Diluted	$0.99	$0.79	$0.74

Weighted average common shares outstanding:
Basic	215,096	229,389	268,985

Diluted	219,120	234,209	273,621

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Consolidated Statements of Shareholders’ Equity
(in thousands, except share and per share data)

Fiscal Year Ended March 31,	2007	2006	2005

Common stock — shares issued:
Shares at beginning of year	309,150,251	304,434,724	303,553,121
Issuance of common stock , net	26,162,500	—	—
Stock options exercised, net of shares tendered for payment	4,048,450	4,715,527	881,603

Shares at end of year	339,361,201	309,150,251	304,434,724

Treasury stock:
Shares at beginning of year	(98,971,431)	(35,129,643)	(35,129,643)
Issuance of restricted stock, net of shares withheld	(35,665)	35,463	—
Shares issued for the acquisition of Matrix	8,058,139	—	—
Stock purchases	—	(63,877,251)	—

Shares at end of year	(90,948,957)	(98,971,431)	(35,129,643)

Common shares outstanding	248,412,244	210,178,820	269,305,081

Common stock, $0.50 par:
Balance at beginning of year	$154,575	$152,217	$151,777
Issuance of common stock , net	13,081	—	—
Stock options exercised	2,025	2,358	440

Balance at end of year	169,681	154,575	152,217

Additional paid-in capital:
Balance at beginning of year	418,954	354,172	338,143
Issuance of common stock, net	476,015	—	—
Sale of warrants	45,360	—	—
Shares issued for the acquisition of Matrix	23,045	—	—
Purchase of bond hedge, net of tax of $44,100	(81,900)	—	—
Stock options exercised	47,242	54,531	9,628
Issuance of restricted stock	(2,526)	181	—
Unearned compensation	—	3,142	3,901
Stock based compensation expense	22,156
Tax benefit of stock option plans	14,419	7,221	2,500
Other	(19)	(293)	—

Balance at end of year	962,746	418,954	354,172

Retained earnings:
Balance at beginning of year	1,939,045	1,808,802	1,637,497
Net earnings	217,284	184,542	203,592
Dividends declared ($0.24 per share for fiscals 2007 and 2006, $0.12 per share for fiscal 2005)	(53,047)	(54,299)	(32,287)

Balance at end of year	2,103,282	1,939,045	1,808,802

Accumulated other comprehensive earnings:
Balance at beginning of year	2,450	870	2,496
Adoption of SFAS No. 158, net of tax	(1,272)	—	—
Translation adjustment	1,266
Net unrealized gain (loss) on marketable securities, net of tax	(900)	1,580	(1,626)

Balance at end of year	1,544	2,450	870

Treasury stock, at cost:
Balance at beginning of year	(1,727,373)	(470,125)	(470,125)
Issuance of restricted stock, net of shares withheld	(1,716)	619	—
Shares issued for the acquisition of Matrix	140,696
Stock purchases	—	(1,257,867)	—

Balance at end of year	(1,588,393)	(1,727,373)	(470,125)

Total shareholders’ equity	$1,648,860	$787,651	$1,845,936

Comprehensive earnings:
Net earnings	$217,284	$184,542	$203,592
Other comprehensive earnings (loss), net of tax:
Net unrealized holding gains (losses) gains on securities	(1,569)	1,397	(1,711)
Reclassification for losses included in net earnings	669	183	85
Translation adjustment	1,266	—	—

Other comprehensive earnings (loss), net of tax	366	1,580	(1,626)

Comprehensive earnings	$217,650	$186,122	$201,966

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.
Consolidated Statements of Cash Flows
(in thousands)

Fiscal Year Ended March 31,	2007	2006	2005

Cash flows from operating activities:
Net earnings	$217,284	$184,542	$203,592
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	61,512	46,827	45,100
Stock-based compensation expense	22,156	—	—
In-process research and development	147,000	—	—
Minority interest	211	—	—
Net (income) loss from equity method investees	(6,659)	2,538	2,372
Change in estimated sales allowances	14,386	41,047	108,778
Restructuring provision	—	20,921	—
Deferred income tax benefit	(50,479)	(23,635)	(36,899)
Other non-cash items	7,703	15,768	7,951
Litigation settlements, net	(50,116)	12,417	(25,990)
Receipts from litigation settlements, net	56,580	1,691	42,990
Cash received from Somerset	5,870	—	—
Changes in operating assets and liabilities:
Accounts receivable	(60,773)	19,081	(192,799)
Inventories	(28,987)	6,012	34,530
Trade accounts payable	(29,312)	20,534	8,082
Income taxes	73,567	(23,821)	22,010
Deferred revenue	(5,504)	106,642	—
Other operating assets and liabilities, net	15,753	(14,003)	(16,006)

Net cash provided by operating activities	390,192	416,561	203,711

Cash flows from investing activities:
Capital expenditures	(161,851)	(103,689)	(90,746)
Acquisition of Matrix, net of cash acquired of $10,943	(761,049)	—	—
Purchase of marketable securities	(655,948)	(686,569)	(780,806)
Proceeds from sale of marketable securities	848,520	991,060	693,289
Other items, net	(407)	(5,710)	3,372

Net cash (used in) provided by investing activities	(730,735)	195,092	(174,891)

Cash flows from financing activities:
Cash dividends paid	(50,751)	(49,772)	(32,261)
Payment of financing fees	(15,329)	(14,662)	—
Excess tax benefit from stock-based compensation	4,158	—	—
Proceeds from issuance of common stock, net	657,678	—	—
Purchase of bond hedge	(126,000)	—	—
Proceeds from issuance of warrants	45,360	—	—
Proceeds from long-term debt	1,556,251	775,000	—
Payment of long-term debt	(689,938)	(87,062)	—
Purchase of common stock	—	(1,257,867)	—
Proceeds from exercise of stock options	49,824	56,889	10,068
Increase (decrease) in outstanding checks in excess of cash in disbursement accounts	10,403	(21,788)	19,622
Other items, net	1,160	—	—

Net cash provided by (used in) financing activities	1,442,816	(599,262)	(2,571)

Effect on cash of changes in exchange rates	(32)	—	—

Net increase in cash and cash equivalents	1,102,241	12,391	26,249
Cash and cash equivalents — beginning of year	150,124	137,733	111,484

Cash and cash equivalents — end of year	$1,252,365	$150,124	$137,733

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$176,353	$137,519	$123,725

Interest	$59,996	$29,110	$—

See Notes to Consolidated Financial Statements.

Mylan Laboratories Inc.

Notes to Consolidated Financial Statements

Note 1.	Nature of Operations

Mylan Laboratories Inc. and its subsidiaries (the “Company”, “Mylan” or “we”) are engaged in the development, licensing, manufacture, marketing and distribution of generic, brand and branded generic pharmaceutical products for resale by others and active pharmaceutical ingredients (“API”). The principal markets for the Mylan Segment products are proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers, institutions, and public and governmental agencies within the United States. The principal markets for the Matrix Segment are regulated markets such as the U.S. and the European Union. Matrix has a wide range of products in multiple therapeutic categories and focuses on developing API with non-infringing processes to partner with generic manufacturers in regulated markets at market formation. In Europe, Matrix operates through Docpharma, its wholly owned subsidiary and a leading distributor and marketer of branded generic pharmaceutical products in Belgium, the Netherlands and Luxembourg. Matrix also has investments in companies in China, South Africa and India.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Mylan Laboratories Inc. and those of its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests in the Company’s subsidiaries are recorded net of tax as minority interest.

On January 8, 2007, Mylan completed its acquisition of approximately 51.5% of Matrix Laboratories Limited (“Matrix”), which, combined with the acquisition of 20% of the outstanding share capital of Matrix on December 21, 2006, brought Mylan’s total ownership of Matrix to 71.5%. Accordingly, Mylan began consolidating Matrix’s results of operations as of January 8, 2007. See Note 3 for additional information. With the addition of Matrix, Mylan will now report as two reportable segments, the “Mylan Segment” and the “Matrix Segment”. Mylan previously reported as one segment. In accordance with Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), information for earlier periods has been recast.

Cash Equivalents. Cash equivalents are composed of highly liquid investments with an original maturity of three months or less at the date of purchase. The Company utilizes a cash management system under which a book cash overdraft in the amount of $18,008,000 and $7,605,000 at March 31, 2007 and 2006, respectively, exists for the Company’s primary disbursement accounts. This overdraft, which is included in accounts payable, represents uncleared checks in excess of the cash balance in the bank account at the end of the reporting period. The Company transfers cash on an as-needed basis to fund clearing checks.

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

Mylan performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 51% and 76% of the accounts receivable balances represent amounts due from three customers at March 31, 2007 and March 31, 2006, respectively. Total allowances for doubtful accounts were $15,149,000 and $10,954,000 at March 31, 2007 and 2006, respectively.

Inventories. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory, including pre-launch inventory, are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (3 to 19 years for machinery and equipment and 15 to 39 years for buildings and improvements). The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was $39,093,000, $32,126,000 and $26,455,000 for fiscal years 2007, 2006 and 2005, respectively.

Intangible Assets and Goodwill. Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from 5 to 20 years. The Company periodically reviews the original estimated useful lives of assets and makes adjustments when events indicate a shorter life is appropriate.

The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Amounts allocated to acquired in-process research and development are expensed at the date of acquisition. Intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows.

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

Short-Term Borrowings. Matrix has a financing arrangement for the sale of its accounts receivable with certain commercial banks. The commercial banks purchase the receivables at a discount and Matrix records the proceeds as short-term borrowings. Upon receipt of payment of the receivable, the short-term borrowings are reversed. As the banks have recourse on the receivables sold, the receivables are included in accounts receivable, net on the Consolidated Balance Sheet. Additionally, Matrix has working capital facilities with several banks which are secured first by Matrix’s current assets and second by Matrix’s property, plant and equipment. The working capital facilities carry interest rates of 4%-14%.

Revenue Recognition. Mylan recognizes revenue for product sales upon shipment when title and risk of loss pass to its customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs, are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the fiscal year ended March 31, 2007. The following briefly describes the nature of each provision and how such provisions are estimated.

As of March 31, 2007, as a result of significant uncertainties surrounding the pricing and market conditions with respect to a product launched by the Company in late March 2007, the Company is not able to reasonably estimate the amount of potential price adjustments. For the year ended March 31, 2007, therefore, substantially all revenues on shipments of this product are being deferred until such uncertainties are resolved. Such uncertainties are resolved upon our customers’ sale of this product or the resolution of uncertainties concerning pricing and market conditions of this product.

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

Accounts receivable are presented net of allowances relating to the above provisions. No revisions were made to the methodology used in determining these provisions during the fiscal years ended March 31, 2007 and 2006. Such allowances were $404,687,000 and $381,800,000 at March 31, 2007 and 2006, respectively. Other current liabilities include $51,873,000 and $60,374,000 at March 31, 2007 and 2006, respectively, for certain rebates and other adjustments that are paid to indirect customers.

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

Three of the Company’s customers accounted for 13%, 18% and 19%, respectively of consolidated net revenues in fiscal 2007. Three customers accounted for 16%, 14% and 17%, respectively, of net revenues in fiscal 2006, and three customers accounted for 11%, 19% and 16%, respectively, of net revenues in fiscal 2005.

Research and Development. Research and development expenses are charged to operations as incurred.

Advertising Costs. Advertising costs are expensed as incurred and amounted to $3,644,000, $5,435,000 and $9,745,000 in fiscal years 2007, 2006 and 2005, respectively.

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

Earnings per Common Share. Basic earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding for the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of stock options, restricted stock or restricted units granted, excluding antidilutive shares, under our stock option plans (see Note 13). At March 31, 2007, 2006 and 2005, there were 1,562,645, 312,750 and 6,779,000 shares, respectively, that were antidilutive.

A reconciliation of basic and diluted earnings per common share is as follows:

Fiscal Year Ended March 31,	2007	2006	2005
(in thousands, except per share data)

Net earnings	$217,284	$184,542	$203,592
Weighted average common shares outstanding	215,096	229,389	268,985
Assumed exercise of dilutive stock options, restricted stock and restricted units	4,024	4,820	4,636

Diluted weighted average common shares outstanding	219,120	234,209	273,621

Earnings per common share:
Basic	$1.01	$0.80	$0.76
Diluted	$0.99	$0.79	$0.74

Stock Options. The Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), effective April 1, 2006. SFAS 123R requires the recognition of the fair value of stock-based compensation in net earnings. Prior to April 1, 2006, the Company accounted for its stock options using the intrinsic value method of accounting provided under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Share Based Compensation, (“SFAS 123”).

Mylan adopted the provisions of SFAS 123R, using the modified prospective transition method. Under this method, compensation expense recognized in the 12 month period ended March 31, 2007 includes: (a) compensation cost for all share-based payments granted prior to April 1, 2006, but for which the requisite service period had not been completed as of April 1, 2006 based on the grant date fair value, estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to April 1,

2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

The previously disclosed pro forma effects of recognizing the estimated fair value of stock-based employee compensation for the fiscal years ended March 31, 2006 and 2005 were as follows:

Fiscal Year Ended March 31,	2006	2005
(in thousands, except per share data)

Net earnings, as reported	$184,542	$203,592
Add: Stock-based compensation expense included in reported net earnings, net of related tax effects	2,649	2,543
Deduct: Total compensation expense determined under fair-value based method for all stock awards, net of related tax effects	(11,845)	(14,852)

Pro forma net earnings	$175,346	$191,283

Earnings per share:
Basic — as reported	$0.80	$0.76

Basic — pro forma	$0.76	$0.71

Diluted — as reported	$0.79	$0.74

Diluted — pro forma	$0.75	$0.70

Foreign Currencies. The consolidated financial statements are presented in U.S. dollars (“USD”). The functional currency of the Company is the USD. Statements of earnings and cash flows of all of the Company’s subsidiaries that are expressed in currencies other than USD are translated at an average exchange rate for the period, whereas assets and liabilities are translated at the end of the period exchange rates. Translation differences are recorded directly in shareholders’ equity as cumulative translation adjustments. Gains or losses on transactions denominated in a currency other than the Company’s functional currency which arise as a result of changes in foreign exchange rates are recorded in the statement of earnings.

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

Reclassification. Certain prior year amounts were reclassified to conform to the fiscal 2007 presentation.

Fiscal Year. The Company’s fiscal year ends on March 31. All references to fiscal year shall mean the 12 months ended March 31.

Recent Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. The provisions of FIN 48 are effective for Mylan as of April 1, 2007. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), providing companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

Note 3.	Acquisition of Matrix Laboratories Limited

On August 28, 2006, Mylan Laboratories Inc. entered into a Share Purchase Agreement (the “Share Purchase Agreement”) to acquire, through MP Laboratories (Mauritius) Ltd, its wholly owned indirect subsidiary, a controlling interest in Matrix, a publicly traded company in India. Matrix is engaged in the manufacture of APIs and solid oral dosage forms and is based in Hyderabad, India.

The acquisition of Matrix provides Mylan with a significant presence in important emerging pharmaceutical markets, including India, China and Africa, as well as a European footprint and distribution network through Matrix’s Docpharma subsidiary. By combining Matrix’s API and drug development business with Mylan’s expertise in finished dosage forms, management believes this transaction allows Mylan to capture incremental pieces of the value chain through backward vertical integration.

Pursuant to the Share Purchase Agreement, Mylan agreed to pay a cash purchase price of 306 rupees per share for approximately 51.5% of the outstanding share capital of Matrix held by certain selling shareholders (the “Selling Shareholders”).

In accordance with applicable Indian law, MP Laboratories (Mauritius) Ltd, along with the Company, commenced an open offer to acquire up to an additional 20% of the outstanding shares of Matrix (the “Public Offer”) from Matrix’s shareholders (other than the Selling Shareholders) on November 22, 2006, which Public Offer expired on December 11, 2006. The price in the Public Offer was 306 rupees per share, in accordance with applicable Indian regulations.

On December 21, 2006, the Public Offer was completed and a total of 54,585,189 shares were validly tendered, of which Mylan accepted 30,836,662 shares. Payment in the amount of $210,601,000 for the shares properly tendered and accepted was dispatched to the shareholders. On January 8, 2007, Mylan completed its acquisition of approximately 51.5% of Matrix’s outstanding shares from certain selling shareholders for approximately $545,551,000, thereby increasing its ownership to approximately 71.5% of the voting share capital of Matrix. Including the Matrix shareholdings maintained by Prasad Nimmagadda (one of the selling shareholders), which are subject to a voting arrangement with Mylan, Mylan controls in excess of 75% of the voting share capital of Matrix.

Following the closing of this transaction, certain of the selling shareholders used approximately $168,000,000 of their proceeds to acquire Mylan Laboratories Inc. common stock from the Company in a private sale at a price of $20.85 per share. In connection with these transactions a total of 8,058,139 shares were issued to the selling shareholders. For purchase accounting purposes, the Company valued these shares at $20.32 per share, which represents Mylan’s average stock price for the period two business days before and two business days after the August 28, 2006 announcement of the acquisition.

As a result of Mylan’s total ownership in Matrix, Mylan accounted for this transaction as a purchase under SFAS No. 141, Business Combinations (“SFAS 141”) and has consolidated the results of operations of Matrix since January 8, 2007. The purchase price has been allocated to the fair value of the tangible and intangible assets and liabilities with the excess being recorded as goodwill as of the effective date of the acquisition. As the acquisition was structured as a purchase of equity, the amortization of purchase price assigned to assets in excess of Matrix’s historic tax basis will not be deductible for income tax purposes.

The total purchase price of $776,173,000, including acquisition costs of $24,334,000, less cash acquired of $10,943,000, was $765,230,000. The preliminary allocation of assets acquired and liabilities assumed for Matrix is as follows:

(in thousands)

Current assets (excluding cash and inventories)	$129,621
Inventories	123,000
Property, plant and equipment, net	152,580
Identifiable intangible assets	270,440
Other non-current assets	65,878
In-process research and development(1)	147,000
Goodwill	505,801

Total assets acquired	1,394,320
Current liabilities	(374,458)
Deferred tax liabilities	(106,470)
Other non-current liabilities	(104,045)

Total liabilities assumed	(584,973)
Total minority interest	(44,117)

Net assets acquired	$765,230

(1)	The amount allocated to acquired in-process research and development represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use.

The above purchase price allocation is preliminary and is based on the information that was available as of the acquisition date to estimate the fair value of assets acquired and liabilities assumed. Management believes that the information provides a reasonable basis for allocating the purchase price but the Company is awaiting additional information necessary to finalize the purchase price allocation. The fair values reflected above may be adjusted upon the final valuation and such adjustments could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as possible but no later than one year from the acquisition date.

The operating results of Matrix have been included in Mylan’s consolidated financial statements since January 8, 2007. Pro forma results of operations for the 12 months ended March 31, 2007 and 2006 are included below as if the acquisition occurred on the first day of the respective periods. This summary of the pro forma results of operations is not necessarily indicative of what Mylan’s results of operations would have been had Matrix been acquired at the beginning of the periods indicated, nor does it purport to represent results of operations for any future periods.

Fiscal Year Ended March 31,	2007	2006
(in thousands, except per share data)

Total revenues	$1,825,754	$1,487,434

Net income	$143,423	$(28,474)

Earnings per common share:
Basic	$0.65	$(0.16)

Diluted	$0.64	$(0.16)

Weighted average shares
Basic	221,171	237,489

Diluted	225,195	237,489

The pro forma financial information for both of the above periods includes the following material, non-recurring charges directly attributable to the accounting for the acquisition: amortization of the step-up of inventory of $16,113,000 and an acquired in-process research and development charge of $147,000,000.

In conjunction with the Matrix transaction, the Company entered into a foreign exchange forward contract to purchase Indian rupees with U.S. dollars in order to mitigate the risk of foreign currency exposure related to the transaction. The Company accounted for this instrument under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). This instrument did not qualify for hedge accounting treatment under SFAS 133 and therefore was required to be adjusted to fair value with the change in the fair value of the instrument recorded in current earnings. The Company recorded a gain of $16,200,000 for the 12 month period ended March 31, 2007 related to this deal contingent forward contract. This amount is included within other income, net in the Consolidated Statements of Earnings.

Note 4.	Restructuring

On June 14, 2005, the Company announced that it was closing its branded subsidiary, Mylan Bertek, and transferring the responsibility for marketing Mylan Bertek’s products to other Mylan subsidiaries. In conjunction with this restructuring, the Company incurred restructuring charges of $20,921,000, pre-tax, during the year ended March 31, 2006. Of this, $1,000,000 is included in research and development expense, with the remainder in selling, general and administrative expense. Of the $20,921,000 charge, $15,117,000 was related to employee termination and severance costs primarily with respect to the involuntary termination of the Mylan Bertek sales force and represented cash termination payments paid to the affected employees as a direct result of the restructuring. The remainder consisted of non-cash asset write-downs of $1,636,000 and exit costs of $4,168,000, primarily lease termination costs. As of March 31, 2006, the Company’s restructuring was substantially complete.

Note 5.	Balance Sheet Components

Selected balance sheet components consisted of the following at March 31:

	2007	2006
(in thousands)

Inventories:
Raw materials	$148,109	$98,259
Work in process	95,655	36,073
Finished goods	185,347	144,676

	$429,111	$279,008

Property, plant and equipment:
Land and improvements	$29,850	$10,639
Buildings and improvements	297,505	175,343
Machinery and equipment	471,990	287,202
Construction in progress	141,301	144,429

	940,646	617,613
Less accumulated depreciation	253,907	210,738

	$686,739	$406,875

Other current liabilities:
Payroll and employee benefit plan accruals	$43,655	$24,323
Accrued rebates	51,873	60,374
Royalties and product license fees	15,215	9,320
Deferred revenue	10,465	17,225
Legal and professional	40,095	30,074
Other	52,616	17,171

	$213,919	$158,487

Note 6.	Marketable Securities

The amortized cost and estimated fair value of marketable securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(in thousands)

March 31, 2007
Debt securities	$171,862	$151	$465	$171,548
Equity securities	—	2,659	—	2,659

	$171,862	$2,810	$465	$174,207

March 31, 2006
Debt securities	$364,266	$79	$1,887	$362,458
Equity securities	—	5,545	—	5,545

	$364,266	$5,624	$1,887	$368,003

Net unrealized gains on marketable securities were reported net of tax of $801,000 and $1,287,000 in fiscal 2007 and fiscal 2006, respectively.

Maturities of debt securities at fair value as of March 31, 2007, were as follows:

(in thousands)

Mature within one year	$31,395
Mature in one to five years	10,352
Mature in five years and later	129,801

$171,548

Gross gains of $805,476, $878,000 and $7,000 and gross losses of $1,834,785, $1,160,000 and $67,000 were realized during fiscal years 2007, 2006 and 2005, respectively.

Note 7.	Goodwill and Other Intangible Assets

Total
(in thousands)

Goodwill balance at March 31, 2006	$102,579
Acquisition of Matrix	505,801
Other	4,362

Goodwill balance at March 31, 2007	$612,742

Intangible assets, excluding goodwill, consisted of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(years)	Cost	Amortization	Value
(in thousands)

March 31, 2007
Amortized intangible assets:
Patents and technologies	20	$118,927	$61,000	$57,927
Product rights and licenses	8	367,805	86,349	281,456
Other	14	20,821	8,207	12,614

		$507,553	$155,556	351,997

Intangible assets no longer subject to amortization:
Trademarks				783

				$352,780

March 31, 2006
Amortized intangible assets:
Patents and technologies	20	$118,935	$54,836	$64,099
Product rights and licenses	12	111,135	77,444	33,691
Other	20	14,267	7,245	7,022

		$244,337	$139,525	104,812

Intangible assets no longer subject to amortization:
Trademarks				783

				$105,595

Other intangibles consist principally of customer lists and contracts. As a result of the acquisition of a controlling interest in Matrix (see Note 3) the Company recorded intangible assets of $270,440,000, primarily product rights and licenses, which have a weighted average useful life of eight years.

Amortization expense for fiscal years 2007, 2006 and 2005 was $22,419,000, $14,701,000 and $17,708,000, respectively, and is expected to be $47,666,000, $46,466,000, $43,565,000, $43,123,000 and $37,232,000 for fiscal years 2008 through 2012, respectively.

Note 8.	Other Assets

Other assets consisted of the following components at March 31:

	2007	2006
(in thousands)

Cash surrender value	$43,529	$40,945
Financing fees	26,801	12,813
Investments in affiliates	52,907	462
Other	20,546	9,357

	$143,783	$63,577

Cash surrender value is related to insurance policies on certain officers and key employees and the value of split-dollar life insurance agreements with certain former executive officers. See Note 9 for a discussion of financing fees.

Investments in affiliates are comprised of the following investments. In November 1988, the Company acquired 50% of the outstanding common stock of Somerset Pharmaceuticals, Inc. (“Somerset”). Mylan accounts for this investment using the equity method of accounting. During fiscal 2007, the Company received a cash payment of $5,500,000 from Somerset. The amount in excess of the carrying value of our investment in Somerset, approximately $5,000,000, was recorded as equity income. In fiscal 2006 and 2005, the Company recorded losses of $2,538,000 and $3,265,000 with respect to this investment. The investment balance at March 31, 2007, for Somerset is $0. Through the acquisition of a controlling interest in Matrix, the Company acquired an ownership interest in certain equity method investees of Matrix. These investments are accounted for under the equity method whereby the Company recognizes its proportionate shares of the investee’s profit or loss.

Note 9.	Long-Term Debt

A summary of long-term debt at March 31:

	2007	2006
(in thousands)

Senior Notes(A)	$500,000	$500,000
Credit facilities(B)	450,000	187,938
Senior convertible notes(C)	600,000	—
Matrix facility loans(D)	226,362	—

	$1,776,362	$687,938
Less: Current portion	121,430	2,750

Total long-term debt	$1,654,932	$685,188

(A)	On July 21, 2005, the Company issued $500,000,000 in Senior Notes, which consisted of $150,000,000 of Senior Notes due August 15, 2010, and bearing interest at 5 3/4% per annum (the “2010 Restricted Notes”) and $350,000,000 of Senior Notes due August 15, 2015, and bearing interest at 6 3/8% per annum (the “2015 Restricted Notes”, and collectively the “Restricted Notes”). The Restricted Notes were exchanged on January 14, 2006, in accordance with a registration rights agreement in a transaction consummated on January 19, 2006. The form and terms of the registered notes (the “Notes”) are identical in all material respects to the original notes. Interest is payable semiannually on February 15 and August 15 and commenced on February 15, 2006.

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

The Notes are senior unsecured obligations of the Company and rank junior to all of the Company’s secured obligations. The Notes are guaranteed jointly and severally on a full and unconditional senior unsecured basis by all of the Company’s wholly owned domestic subsidiaries except a captive insurance company.

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

(B)	On July 21, 2005, the Company entered into a $500,000,000 senior secured credit facility (the “Credit Facility”). The Credit Facility consisted of a $225,000,000 five-year revolving credit facility and a $275,000,000 five-year term loan (the “Term Loan”).

On July 24, 2006, the Company completed the refinancing of its existing Credit Facility by entering into a credit agreement for a five-year $700,000,000 senior unsecured revolving credit facility (the “2006 Credit Facility”). At the Company’s discretion, the 2006 Credit Facility was expandable to $1,000,000,000. Borrowings totaling $187,000,000 were made under the 2006 Credit Facility and, along with existing cash, were used to repay the Term Loan. Additional net borrowings of $263,000,000 were made under the 2006 Credit Facility in order to finance the acquisition of Matrix. The spread over LIBOR for borrowings will subsequently be adjusted based upon the Company’s total leverage ratio as discussed below. The Company’s obligations under the 2006 Credit Facility are guaranteed on a senior unsecured basis by all of the Company’s direct and indirect domestic subsidiaries, except a captive insurance company.

The 2006 Credit Facility includes covenants that (a) require the Company to maintain a minimum interest coverage ratio and a maximum total leverage ratio, (b) place limitations on the Company’s subsidiaries’ ability to incur debt, (c) place limitations on the Company’s and the Company’s subsidiaries’ ability to grant liens, carry out mergers, consolidations and sales of all or substantially all of its assets and (d) place limitations on the Company’s and the Company’s subsidiaries’ ability to pay dividends or make other restricted payments. The 2006 Credit Facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy.

On March 26, 2007, Mylan and its wholly owned indirect subsidiary Euro Mylan B.V. (“Euro Mylan”) entered into a credit agreement (the “Credit Agreement”), effective March 26, 2007 (the “Closing Date”), with a syndicate of bank lenders for a $750,000,000 senior unsecured credit facility including (i) a multicurrency revolving credit facility (the “Revolving Credit Facility”) in an aggregate amount of up to a U.S. dollar equivalent of $300,000,000 due July 24, 2011, and (ii) a term loan agreement (the “Term Loan Agreement”) denominated in U.S. dollars to the Company in an aggregate amount of up to $450,000,000 due December 26, 2011 (collectively, the “2007 Credit Facility”).

On the Closing Date, the Company borrowed $450,000,000 under the Term Loan Agreement and used the proceeds to repay the revolving loans outstanding under the Company’s existing 2006 Credit Facility. The Company intends to use the Revolving Credit Facility for working capital and general corporate purposes, including expansion of its global operations.

The 2007 Credit Facility contains provisions for the issuance of letters of credit up to a sublimit of $25,000,000. The 2007 Credit Facility also provides that the entire principal amount of the Revolving Credit Facility may be borrowed by the Company or Euro Mylan in euros or other foreign currencies that are agreed to by the Company and the Administrative Agent. At the request of the Company, but subject to obtaining commitments from the Lenders or new lenders and the other terms and conditions specified in the Credit Agreement, the Company may elect to increase the commitments under the 2007 Credit Facility up to an aggregate amount not to exceed $850,000,000. At March 31, 2007 and 2006, the Company had outstanding letters of credit of $13,117,000 and $975,000, respectively.

At the Company’s option, loans under the 2007 Credit Facility will bear interest either at a rate equal to LIBOR plus an effective applicable margin or at a base rate, which is defined as the higher of the rate announced publicly by the Administrative Agent, from time to time, as its prime rate or 0.5% above the federal funds rate. In the case of the effective applicable margin for outstanding term loans and revolver advances based on LIBOR, after the delivery by the Company to the Administrative Agent of its financial statements for the fiscal quarter ending on March 31, 2007, the effective applicable margin may increase or decrease, within a range from 0.50% to 1.25%, based on the Company’s total leverage ratio. The interest rate in effect at March 31, 2007 on the outstanding borrowings under the Term Loan Agreement was 6.2%. At March 31, 2007, the Company had a total of $1,000,000,000 available under the 2006 and 2007 Credit Facilities.

The Company’s and Euro Mylan’s obligations under the 2007 Credit Facility are guaranteed on a senior unsecured basis by all of the Company’s direct and indirect domestic subsidiaries, except a captive insurance company. Euro Mylan’s obligations are also guaranteed by the Company.

The 2007 Credit Facility includes covenants similar to those of the 2006 Credit Facility. The 2007 Credit Facility contains customary events of default, including nonpayment, misrepresentation, breach of covenants and bankruptcy.

In addition, on March 26, 2007 the Company entered into an amendment (the “Amendment”) to the 2006 Credit Agreement to modify the interest rates to conform to the effective interest rates applicable to the Credit Agreement and to make certain other changes conforming the 2006 Credit Facility to the 2007 Credit Facility.

(C)	On March 1, 2007, Mylan entered into a purchase agreement relating to the sale by the Company of $600,000,000 aggregate principal amount of the Company’s 1.25% Senior Convertible Notes due 2012 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 1.25% per year, accruing from March 7, 2007. Interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2007. The Notes will mature on March 15, 2012, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by, among others, the market price of the Company’s common stock and the trading price of the Convertible Notes. The Notes have an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $22.43 per share), subject to adjustment, with the principal amount payable in cash and the remainder in cash or stock at the option of the Company.

On March 1, 2007, concurrently with the sale of the Convertible Notes, Mylan entered into a convertible note hedge transaction, comprised of a purchased call option, and two warrant transactions with each of Merrill Lynch International, an affiliate of Merrill Lynch, and JPMorgan Chase Bank, National Association, London Branch, an affiliate of JPMorgan, each of which we refer to as a counterparty. The net cost of the transactions was approximately $80,600,000. The purchased call options will cover approximately 26,755,853 shares of our common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the Convertible Notes. Concurrently with entering into the purchased call options, we entered into warrant transactions with the counterparties. Pursuant to the warrant transactions, we will sell to the counterparties warrants to purchase in the aggregate approximately 26,755,853 shares of our common stock, subject to customary anti-dilution adjustments. The warrants may not be exercised prior to the maturity of the Convertible Notes, subject to certain limited exceptions.

The purchased call options are expected to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock at the time of exercise is greater than approximately $22.43, which corresponds to the initial conversion price of the Convertible Notes. The sold warrants have an exercise price that is 60.0% higher than the price per share of $19.50 at which we offered our common stock in a concurrent equity offering (see Note 12). If the market price per share of our common stock at the time of conversion of any Convertible Notes is above the strike price of the purchased call options, the purchased call options will, in most cases, entitle us to receive from the counterparties in the aggregate the same number of shares of our common stock as we would be required to issue to the holder of the converted Convertible Notes. Additionally, if the market price of our common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants, we will owe the counterparties an aggregate of approximately 26,755,853 shares of our common stock. The purchased call options and sold warrants may be settled for cash at our election.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Convertible Notes and will not affect the holders’ rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended by FAS 138 & FAS 149). However, because these instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue

No. 01-6, The Meaning of Indexed to a Company’s Own Stock) and have been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) the instruments are exempted out of the scope of SFAS 133 and are not subject to the mark to market provisions of that standard.

(D)	Matrix’s borrowings consist primarily of two Facilities (“Facility A” and “Facility B”) both of which are denominated in euros. Matrix’s effective interest rate for these loans is Euro Interbank Offered Rate (Euribor) plus 110 basis points for Facility A of Euro 82.50 million, or 4.96% at March 31, 2007, and Euribor plus 129 basis points for Facility B of Euro 82.50 million, or 5.15% at March 31, 2007. Facility A is due in July 2007 and Facility B is payable over three years in semi-annual installments beginning in October 2007. These loans are collateralized by the pledge of certain of Matrix subsidiaries’ shares and by a Matrix corporate guarantee to ABN Amro Bank NV. These loans also require Matrix and certain of its subsidiaries to comply with certain covenants, under which the approval of the lenders is required for certain transactions which include incurring additional indebtedness or guarantees; declaration of payment of dividends; entering into acquisitions or mergers, joint ventures, consolidations or sales of Matrix assets; and entering into new lines of business. The covenants also prescribe certain maximum ratios of debt to earnings or equity ratios and minimum levels of interest and debt service coverage ratios.

All financing fees associated with the Company’s borrowings are being amortized over the life of the related debt. The total unamortized amounts of $26,801,000 and $12,813,000 are included in other assets in the Consolidated Balance Sheets at March 31, 2007 and March 31, 2006.

At March 31, 2007 the fair value of the Notes was approximately $496,000,000 and the fair value of the Convertible Notes was approximately $640,400,000. The carrying values of the Term Loan Facility and on Matrix’s term loan borrowings approximated fair value. As of March 31, 2006, the carrying value of the Company’s long-term debt approximated fair value.

Certain of the Company’s debt agreements contain certain cross-default provisions.

Principal maturities of the Company’s long-term debt for the next five years and thereafter, as of March 31, 2007, are as follows:

Fiscal
(in thousands)

2008	$121,430
2009	41,770
2010	41,000
2011	172,162
2012	1,050,000
Thereafter	350,000

$1,776,362

Note 10.	Other Long-Term Obligations

Other long-term obligations consisted of the following components at March 31:

	2007	2006
(in thousands)

Deferred compensation	$18,171	$17,789
Retirement benefits	6,362	3,905
Other	8,579	2,327

Total long-term obligations	33,112	24,021
Less: Current portion of long-term obligations	3,352	1,586

Long-term obligations, net of current portion	$29,760	$22,435

Deferred compensation consists of the discounted future payments under individually negotiated agreements with certain key employees, directors and retired executives. The agreements with certain key employees provide for annual payments ranging from $18,000 to $1,000,000 to be paid over periods commencing at retirement and ranging from 10 years to life.

Note 11.	Income Taxes

Income tax expense (benefit) consisted of the following components:

Fiscal Year Ended March 31,	2007	2006	2005
(in thousands)

Federal:
Current	$242,434	$104,204	$134,994
Deferred	(46,593)	(22,359)	(34,513)

	195,841	81,845	100,481

State and Puerto Rico:
Current	16,746	9,494	10,560
Deferred	(3,740)	(1,276)	(2,386)

	13,006	8,218	8,174

Foreign:
Current	174	—	—
Deferred	(1,004)	—	—

	(830)	—	—

Income taxes	$208,017	$90,063	$108,655

Pre-tax earnings (loss)
Domestic	$586,298	$274,605	$312,247
Foreign	(160,786)	—	—

	$425,512	$274,605	$312,247

Effective tax rate	48.9%	32.8%	34.8%

Temporary differences and carry forwards that result in the deferred tax assets and liabilities were as follows at March 31:

	2007	2006	2005
(in thousands)

Deferred tax assets:
Employee benefits	$16,501	$10,948	$10,301
Legal matters	5,048	4,551	—
Deferred revenue	43,250	14,488	10,615
Accounts receivable allowances	126,191	121,235	113,267
Inventories	8,859	4,851	3,587
Investments	7,256	6,028	6,003
Tax credits	3,112	—	—
Net operating losses	17,111	1,644	—
Convertible debt	44,100	—	—
Other	3,801	2,783	1,117

	275,229	166,528	144,890
Less: Valuation Allowance	(18,355)	(1,644)	—

Total deferred tax assets	256,874	164,884	144,890

Deferred tax liabilities:
Plant and equipment	40,698	21,168	22,848
Intangible assets	98,285	23,977	25,946
Investments	10,779	2,547	1,569
Other	1,890	105	105

Total deferred tax liabilities	151,652	47,797	50,468

Deferred tax asset, net	$105,222	$117,087	$94,422

Classification in the Consolidated Balance Sheets:
Deferred income tax benefit — current	$145,343	$137,672	$119,327
Deferred income tax benefit — noncurrent	45,779	$—	$—
Deferred income tax liability — noncurrent	85,900	20,585	24,905

Deferred tax asset, net	$105,222	$117,087	$94,422

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	2007	2006	2005

Statutory tax rate	35.0%	35.0%	35.0%
State and Puerto Rico income taxes	4.1%	4.0%	2.8%
State and Puerto Rico tax credits	(1.3%)	(1.5%)	(1.3%)
Federal tax credits	(0.3%)	(1.0%)	(2.1%)
Resolution of prior year tax positions	—%	(2.7%)	—%
Acquired in-process R&D	12.1%	—	—
Other items	(0.7%)	(1.0%)	0.4%

Effective tax rate	48.9%	32.8%	34.8%

Valuation Allowance

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance has been applied to certain foreign and state deferred tax assets in the amount of $18,355,000. Approximately $11,180,000 of the valuation allowance will result in a reduction to goodwill if such deferred tax assets are ever realized. The remainder of the increase in the valuation allowance is due to current year state net operating losses.

Net Operating Losses

As of March 31, 2007, the Company has net operating loss carryforwards for international and U.S. state income tax purposes of approximately $90,966,000 which will expire in fiscal years 2015 through 2027. Of these loss carryforwards, there is an amount of $50,851,000 related to state losses. A majority of the state net operating losses are attributable to Pennsylvania where a taxpayer’s use is limited to $3,000,000 each taxable year. In addition, the Company has foreign net operating loss carryforwards of approximately $40,115,000 of which $33,149,000 can be carried forward indefinitely with the remainder expiring in fiscal years 2011 through 2016. Most of the net operating losses (foreign and state) are fully reserved.

Acquired In Process Research and Development

On January 8, 2007, we acquired a controlling interest in Matrix as discussed in Note 3. Of the purchase price, $147,000,000 was allocated to acquired in-process research and development and expensed. This amount is not deductible for tax purposes, and no deferred tax benefit is recorded as required by EITF Issue No. 96-7, “Accounting for Deferred Taxes on In-Process Research and Development Activities Acquired in a Purchase Business Combination.”

Undistributed Earnings

At March 31, 2007, we had an aggregate of $17,500,000 of unremitted earnings of foreign subsidiaries that are intended to be permanently reinvested for continued use in foreign operations under the provisions of Accounting Principles Board Opinion No. 23, and that, if distributed, would result in taxes at approximately the U.S. statutory rate.

Operations in Puerto Rico benefit from incentive grants from the government of Puerto Rico, which partially exempt the Company from income, property and municipal taxes. In fiscal 2001, a new tax grant was negotiated with the government of Puerto Rico extending tax incentives until fiscal 2010. This grant exempts all earnings during this grant period from tollgate tax upon repatriation of cash to the United States. In fiscal 2007 and fiscal 2004, $46,500,000 and $100,000,000 of cash from post-fiscal 2000 earnings, respectively, was repatriated to the United States. Pursuant to the terms of our new tax grant, no tollgate tax was due for these repatriations.

Federal Tax credits, Certain Deductions and Ongoing IRS Examinations

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

Under Section 936 of the U.S. Internal Revenue Code (“IRC”), Mylan was a “grandfathered” entity and was entitled to the benefits under such statute through fiscal 2006. Our Section 936 federal tax credits totaled approximately $1,461,000 in fiscal 2006 and $3,874,000 in fiscal 2005. The decrease in the credit in fiscal 2006 was offset by newly-enacted IRC Section 199, Deduction for Domestic Production Activities, which resulted in a tax benefit of approximately $3,000,000 in fiscal 2006. The tax benefit from the Deduction for Domestic Production Activities was approximately $4,093,000 in fiscal 2007.

The Internal Revenue Service (“IRS”) completed its federal tax audit for fiscal years 2002 through 2004 in the first quarter of fiscal 2007. Tax and interest related to the negotiated settlement of certain federal tax positions as a result of those audits was recorded as of March 31, 2006. Beginning with fiscal 2007, Mylan became a voluntary participant in the IRS Compliance Assurance Process (“CAP”) which results in real-time federal issue resolution. In connection with the CAP program, the IRS commenced the audits of Mylan’s tax returns for fiscal 2005 and 2006.

We expect to complete the fiscal 2005 and 2006 audits and file the fiscal 2007 CAP return in the third quarter of fiscal 2008. Tax and interest continue to be accrued related to certain tax positions.

Note 12.	Preferred and Common Stock

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

On June 14, 2005, the Company announced a $1,250,000,000 share buyback, comprised of a modified “Dutch Auction” self-tender for up to $1,000,000,000 and a $250,000,000 follow-on share repurchase program. The “Dutch Auction” self-tender closed on July 21, 2005, at which time the Company announced that it accepted for payment an aggregate of 51,282,051 shares of its common stock at a purchase price of $19.50 per share. The follow-on repurchase was completed during fiscal 2006 through the purchase of 12,595,200 shares for approximately $250,000,000 on the open market.

On March 1, 2007, the Company entered into a Purchase Agreement (the “Common Stock Purchase Agreement”) with Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, relating to the sale of 26,162,500 shares of common stock at a price of $19.50 per share. Upon completion of this transaction in the Company’s fourth quarter, the Company received proceeds of approximately $488,800,000, net of underwriter’s discounts and offering expenses of approximately $21,100,000.

On March 1, 2007, concurrently with the sale of the Convertible Notes, (see Note 9) Mylan entered into a convertible note hedge transaction, comprised of a purchased call option, and two warrant transactions with each of Merrill Lynch International, an affiliate of Merrill Lynch, and JPMorgan Chase Bank, National Association, London Branch, an affiliate of JPMorgan, each of which we refer to as a counterparty. The net cost of the transactions was approximately $80,600,000. The purchased call options will cover approximately 26,755,853 shares of our common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the Convertible Notes. Concurrently with entering into the purchased call options, we entered into warrant transactions with the counterparties. Pursuant to the warrant transactions, we will sell to the counterparties warrants to purchase in the aggregate approximately 26,755,853 shares of our common stock, subject to customary anti-dilution adjustments. The warrants may not be exercised prior to the maturity of the Convertible Notes, subject to certain limitations.

The purchased call options are expected to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock at the time of exercise is greater than approximately $22.43, which corresponds to the initial conversion price of the Convertible Notes. The sold warrants have an exercise price that is 60.0% higher than the price per share of $19.50 at which we offered our common stock in a concurrent equity offering described above. If the market price per share of our common stock at the time of conversion of any Convertible Notes is above the strike price of the purchased call options, the purchased call options will, in most cases, entitle us to receive from the counterparties in the aggregate the same number of shares of our common stock as we would be required to issue to the holder of the converted Convertible Notes. Additionally, if the market price of our common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants, we will owe the counterparties an aggregate of approximately 26,755,853 shares of our common stock. The purchased call options and sold warrants may be settled for cash at our election.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Convertible Notes and will not affect the holders’ rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the purchased call options or the sold warrants.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Convertible Notes and will not affect the holders’ rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (as amended by FAS 138 & FAS 149). However, because these instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock) and have been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) the instruments are exempted out of the scope of SFAS 133 and are not subject to the mark to market provisions of that standard.

Following the closing of the Matrix transaction, (Note 3) certain of the selling shareholders used approximately $168,000,000 of their proceeds to acquire Mylan Laboratories Inc. common stock from the Company in a private sale at a price of $20.85 per share. In connection with these transactions a total of 8,058,139 shares were issued to these selling shareholders.

Note 13.	Stock Option Plan

On July 25, 2003, Mylan’s shareholders approved the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan, and approved certain amendments on July 28, 2006 (the “2003 Plan”). Under the 2003 Plan, 22,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Awards are generally granted at the market price of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to four years and generally expire in ten years.

Upon approval of the 2003 Plan, The Mylan Laboratories Inc. 1997 Incentive Stock Option Plan was frozen, and no further grants of stock options will be made under that plan. However, there are stock options outstanding from expired plans and other plans assumed through acquisitions.

The following table summarizes stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at March 31, 2004	22,829,908	$13.99

Options granted	649,900	19.05
Options exercised	(891,092)	11.30
Options forfeited	(286,928)	19.13

Outstanding at March 31, 2005	22,301,788	14.17

Options granted	5,780,123	17.61
Options exercised	(4,729,113)	12.03
Options forfeited	(1,994,128)	18.65

Outstanding at March 31, 2006	21,358,670	15.16

Options granted	1,139,400	21.65
Options exercised	(4,053,061)	12.18
Options forfeited	(797,281)	17.28

Outstanding at March 31, 2007	17,647,728	$16.17

Vested and expected to vest at March 31, 2007	17,348,879	$16.13

Options exercisable at March 31, 2007	11,651,414	$14.91

As of March 31, 2007, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.18 years, 6.14 years and 5.25 years, respectively. Also at March 31, 2007, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $89,146,000, $88,539,000 and $73,180,000, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards is presented below:

		Weighted Average
Restricted	Number of Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value

Nonvested at March 31, 2006	507,962	$24.69
Granted	209,161	23.19
Released	(505,807)	24.79
Forfeited	—	—

Nonvested at March 31, 2007	211,316	$23.10

Of the 209,161 awards granted in fiscal 2007, approximately 135,000 are performance based. The remaining awards vest ratably over three years.

As of March 31, 2007, the Company had $20,580,000 of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.4 years. The total intrinsic value of options exercised during fiscal 2007 was $29,954,000. The total fair value of all options which vested during fiscal 2007, 2006 and 2005 was $51,360,000, $27,949,000 and $60,106,000, respectively.

As a result of the adoption of SFAS 123R, the Company recognized stock-based compensation expense of $21,806,000 for the fiscal year ended March 31, 2007. The after tax impact of recognizing the compensation expense related to SFAS 123R on basic and diluted earnings per share for the fiscal year was $0.06.

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

Period Ended March 31,	2007	2006	2005

Volatility	34.0%	38.70%	41.80%
Risk-free interest rate	4.8%	4.00%	3.20%
Dividend yield	1.1%	1.30%	0.60%
Expected term of options (in years)	4.5	4.5	4.2
Forfeiture rate	3.0%	0%	0%
Weighted average grant date fair value per option	$6.90	$5.92	$6.73

Pro forma disclosure of net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation using the above assumptions is presented in Note 2.

In addition, Matrix has a stock option plan under which 3,288,965 options have been granted to its employees as of March 31, 2007. These grants were made prior to the acquisition of Matrix by Mylan. As of March 31, 2007, 696,580 options were exercisable. Stock compensation expense of $350,000 was recognized in Mylan’s consolidated statement of earnings for the year ended March 31, 2007, related to Matrix’s historical options.

Note 14.	Employee Benefits

The Company has a plan covering substantially all employees in the United States and Puerto Rico to provide for limited reimbursement of postretirement supplemental medical coverage. In addition, in December 2001, the Supplemental Health Insurance Program for Certain Officers of Mylan Laboratories was adopted to provide full postretirement medical coverage to certain officers and their spouses and dependents. The program was terminated in April 2006, except with respect to certain individuals. These plans generally provide benefits to employees who meet minimum age and service requirements. The Company accounts for these benefits under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The amounts accrued related to these benefits were not material at March 31, 2007 and 2006.

In accordance with Indian law, Matrix provides a defined benefit retirement plan covering all employees located in India. The amounts accrued related to these benefits were not material at March 31, 2007.

The Company has defined contribution plans covering essentially all of its employees in the United States and Puerto Rico. Its defined contribution plans consist primarily of a 401(k) retirement plan with a profit sharing component for non-union employees and a 401(k) retirement plan for union employees. Profit sharing contributions are made at the discretion of the Board. The Company’s matching contributions are based upon employee contributions or service hours, depending upon the plan. Total employer contributions to all plans for fiscal years 2007, 2006 and 2005 were $16,469,000, $12,168,000 and $11,144,000, respectively.

Additionally, Matrix has several defined contribution plans covering certain employees, and a Provident Fund which, in accordance with Indian Law, covers all employees located in India. Total contributions to all such plans of $718,000 are included in Mylan’s Consolidated Statement of Earnings since the date of acquisition.

The Company provides supplemental life insurance benefits to certain management employees. Such benefits require annual funding and may require accelerated funding in the event that we would experience a change in control.

The production and maintenance employees at the Company’s manufacturing facilities in Morgantown, West Virginia, are covered under a collective bargaining agreement that expires in April 2012. These employees represented approximately 29% of the Company’s total workforce at March 31, 2007.

Note 15.	Segment Information

The Company has two reportable segments, the “Mylan Segment” and the “Matrix Segment”. The Mylan Segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form, while the Matrix Segment engages mainly in the manufacture and sale of APIs and the distribution of branded generic products. Additionally, certain general and administrative expenses, as well as litigation settlements, and non-operating income and expenses are reported in Corporate/Other.

The Company’s chief operating decision maker evaluates the performance of its reportable segments based on net revenues and segment earnings from operations. Items below the earnings from operations line of the consolidated statements of earnings are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The Company does not report depreciation expense, total assets and capital expenditures by segment as such information is not used by the chief operating decision maker.

The accounting policies of the segments are the same as those described in Note 2. Intersegment revenues are accounted for at current market values.

The table below presents segment information for the fiscal years identified and provides a reconciliation of segment information to total consolidated information. For the Mylan and Matrix Segments, segment earnings from operations (“Segment profitability (loss)”) represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses.

Fiscal Year Ended March 31, 2007	Mylan Segment	Matrix Segment	Corporate/Other(1)	Consolidated
(in thousands)

Intersegment revenues	$—	$16,389	$(16,389)	$—
Third-party net revenues	1,507,535	79,412	—	1,586,947
Segment profitability (loss)	699,342	(168,319)	(103,469)	427,554

Fiscal Year Ended March 31, 2006	Mylan Segment	Matrix Segment	Corporate/Other(1)	Consolidated

Intersegment revenues	$—	$—	$—	$—
Third-party net revenues	1,240,011	—	—	1,240,011
Segment profitability (loss)	450,765	—	(163,377)	287,388

Fiscal Year Ended March 31, 2005	Mylan Segment	Matrix Segment	Corporate/Other(1)	Consolidated

Intersegment revenues	$—	$—	$—	$—
Third-party net revenues	1,247,785	—	—	1,247,785
Segment profitability (loss)	421,951	—	(119,780)	302,171

(1)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to segments.

The Company’s consolidated net revenues are generated via the sale of products in the following therapeutic categories:

Fiscal Year Ended March 31,	2007	2006	2005
(in thousands)

Cardiovascular	$463,610	$422,727	$484,588
Central nervous system	579,814	475,898	366,654
Dermatology	58,066	72,843	74,048
Gastrointestinal	59,655	46,701	93,713
Endocrine and Metabolic	133,967	84,048	68,360
Renal and Genitourinary	148,494	63,967	121
Other(1)	143,341	73,827	160,301

	$1,586,947	$1,240,011	$1,247,785

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of consolidated net revenues.

Geographic Information

The Company’s principal markets are the United States, India and Europe. Net revenues are classified based on the geographic location of the customers and are as follows:

Fiscal Year Ended March 31,	2007	2006
(in thousands)

Net external revenues
United States	$1,506,419	$1,233,990
India	14,836	—
Europe	50,958	2,694
Rest of world	14,734	3,327

Consolidated	$1,586,947	$1,240,011

Sales outside of the United States in fiscal 2005 were not significant.

Note 16.	Commitments

The Company leases certain real property under various operating lease arrangements that expire over the next eight years. These leases generally provide the Company with the option to renew the lease at the end of the lease term. The Company also entered into agreements to lease vehicles for use by certain key employees which are typically 24 to 36 months, For fiscal years 2007, 2006 and 2005, the Company made lease payments of $3,944,000, $3,666,000 and $4,939,000, respectively.

Future minimum lease payments under these commitments are as follows:

Operating
Fiscal	Leases
(in thousands)

2008	$5,848
2009	4,033
2010	3,323
2011	2,265
2012	1,371
Thereafter	3,324

$20,164

The Company has entered into various product licensing and development agreements. In some of these arrangements, the Company provides funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Milestones represent the completion of specific contractual events, and it is uncertain if and when these milestones will be achieved. In the event that all projects are successful, milestone and development payments of approximately $21,671,000 would be paid.

The Company has also entered into employment and other agreements with certain executives that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances. Additionally, the Company has split-dollar life insurance agreements with certain retired executives.

In the normal course of business, Mylan periodically enters into employment, legal settlement and other agreements which incorporate indemnification provisions. While the maximum amount to which Mylan may be exposed under such agreements cannot be reasonably estimated, the Company maintains insurance coverage which management believes will effectively mitigate the Company’s obligations under these indemnification provisions. No amounts have been recorded in the consolidated financial statements with respect to the Company’s obligations under such agreements.

Note 17.	Product Agreements

On November 24, 2005, the Company announced the sale of the U.S. and Canadian rights for Apokyn® to Vernalis plc. Under the terms of the agreement, Mylan received a cash payment of $23,000,000. In addition, Mylan performed certain transitional services for one year, which included supply chain management and customer service assistance. There was $12,200,000 and $8,900,000 of revenue associated with the sale which was recognized in fiscal 2007 and 2006, respectively, and included in other revenues.

On January 11, 2006, the Company announced an agreement with Forest Laboratories Holdings, Ltd. (“Forest”), a wholly owned subsidiary of Forest Laboratories, Inc., for the commercialization, development and distribution of Mylan’s nebivolol in the United States and Canada. Under the terms of the agreement, Mylan received an up-front payment of $75,000,000, which will be deferred until the commercial launch of the product. Mylan also has the potential to earn future milestone payments as well as royalties on nebivolol sales. Upon commercial launch the up-front payment will be amortized into revenue over the remaining term of the license agreement. Forest will assume all expenses for future nebivolol development programs and will be responsible for all sales and marketing expenses. Mylan has retained an option to co-promote the product in the future.

Note 18.	Contingencies

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

Omeprazole

In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of Mylan Laboratories Inc. (“Mylan Labs”), filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules and made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied. A non-jury trial regarding liability only was completed on June 14, 2006.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12,000,000 which has been accrued for by the Company. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier and broker for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. In post-trial filings, the plaintiffs have requested that the verdict be trebled. Plaintiffs are also seeking an award of attorneys’ fees, litigation costs and interest on the judgment in unspecified amounts. In total, the plaintiffs have moved for judgments that could result in a liability of approximately $69,000,000 for Mylan (not including the request for attorney’s fees and costs). The Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied. A hearing on the pending post-trial motions took place on February 28, 2007. The Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.

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

Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Illinois, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the California, Florida, Alaska and South Carolina AG actions and the actions brought by various counties in New York, excluding the actions brought by Erie, Oswego and Schenectady counties, Mylan Labs, MPI and/or UDL have answered the respective complaints denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.

In addition by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. MPI is cooperating fully with the government’s investigation.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan Labs, along with four other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending. Mylan Labs intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan Labs, MPI and Mylan Technologies Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan Labs requesting additional information from the Company relating to the investigation. Mylan is cooperating fully with the government’s investigation and its outstanding requests for information.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations. The Company realized net gains of $50,116,000, net losses of $12,417,000 and net gains of $25,990,000 in fiscal years 2007, 2006 and 2005, respectively, related to the settlements of various legal matters.

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

Note 19.	Related Party Transactions

Mylan and Matrix routinely enter into transactions with certain affiliates in the ordinary course of business. Transactions between Mylan and its consolidated subsidiaries are eliminated in consolidation.

The following represent the significant transactions between the Company and Somerset for the years ended March 31, 2007 and 2006:

	2007	2006
(in thousands)

Net revenues	$5,295	$419
Royalties received	1,283	—

At March 31, 2007 and 2006, receivables from Somerset in the amount of $2,478,000 and $1,198,613 were included in accounts receivable on the consolidated balance sheet. No significant transactions between Mylan and Somerset occurred in fiscal 2005.

The following represent the significant transactions between the Matrix Segment and companies in which the Matrix Segment holds an equity investment for the year ended March 31, 2007:

(in thousands)

Net revenues	$6,695
Other	655

Note 20.	Guarantor Financial Statements

Each of the Company’s wholly owned domestic subsidiaries, except a captive insurance company, has guaranteed, on a full, unconditional and joint and several basis, the Company’s performance under the Notes (collectively, “the Guarantor Subsidiaries”). Matrix is not a guarantor of the Notes. There are certain restrictions under the Notes indenture on the ability of the Company and the Guarantor Subsidiaries to receive or distribute funds in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt. During fiscal 2007, the Company merged a guarantor subsidiary into Mylan Labs which substantially increased the total assets of Mylan Labs at March 31, 2007.

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

			Non-	Consolidating and
	Mylan	Guarantor	Guarantor	Eliminating
March 31, 2007	Labs	Subs	Subs	Entries	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,146,380	$21,689	$84,312	$(16)	$1,252,365
Marketable securities	143,220	—	30,987	—	174,207
Accounts receivable, net	10,708	262,024	79,712	(2,150)	350,294
Inventories	—	324,767	108,096	(3,752)	429,111
Other current assets	5,400	158,488	47,129	(4,950)	206,067

Total current assets	1,305,708	766,968	350,236	(10,868)	2,412,044
Intercompany receivables, net	(390,417)	1,009,683	(776,231)	156,965	—
Property, plant and equipment, net	16,741	510,853	159,145	—	686,739
Intangible assets, net	—	89,321	263,459	—	352,780
Goodwill	—	102,579	510,163	—	612,742
Other assets	162,480	12,191	64,891	(50,000)	189,562
Investments in subsidiaries	2,007,547	—	—	(2,007,547)	—

Total assets	$3,102,059	$2,491,595	$571,663	$(1,911,450)	$4,253,867

Liabilities and shareholders’ equity
Liabilities
Current liabilities
Trade accounts payable	$302	$56,617	$105,532	$(2,165)	$160,286
Income taxes payable	(177,857)	252,404	5,464	(1,624)	78,387
Current portion of long-term obligations	3,352	—	121,430	—	124,782
Cash dividends payable	14,902	—	—	—	14,902
Other current liabilities	61,312	114,255	148,295	(1,684)	322,178

Total current liabilities	(97,989)	423,276	380,721	(5,473)	700,535
Deferred revenue	—	90,673	—	—	90,673
Long-term debt	1,550,000	—	104,932	—	1,654,932
Other long-term obligations	2,700	1,309	161,651	(50,000)	115,660
Minority interest	—	—	44,469	(1,262)	43,207
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	169,681	7,494	210	(7,704)	169,681
Additional paid-in capital	962,415	593,831	10,048	(603,548)	962,746
Retained earnings	2,103,282	1,375,003	(131,540)	(1,243,463)	2,103,282
Accumulated other comprehensive earnings	363	9	1,172	—	1,544
Less:
Treasury stock at cost	(1,588,393)	—	—	—	(1,588,393)

Total shareholders’ equity	1,647,348	1,976,337	(120,110)	(1,854,715)	1,648,860

Total liabilities and shareholders’ equity	$3,102,059	$2,491,595	$571,663	$(1,911,450)	$4,253,867

			Non-	Consolidating and
	Mylan	Guarantor	Guarantor	Eliminating
March 31, 2006	Labs	Subs	Subs	Entries	Consolidated

Assets
Current assets:
Cash and cash equivalents	$4,911	$128,191	$9,417	$7,605	$150,124
Marketable securities	—	340,390	27,613	—	368,003
Accounts receivable, net	1,064	241,135	(6)	—	242,193
Inventories	—	280,617	—	(1,609)	279,008
Other current assets	2,986	150,882	451	(1,747)	152,572

Total current assets	8,961	1,141,215	37,475	4,249	1,191,900
Intercompany receivables, net	(913,694)	913,701	—	(7)	—
Property, plant and equipment, net	13,478	393,397	—	—	406,875
Intangible assets, net and Goodwill	—	208,174	—	—	208,174
Other assets	54,911	9,236	—	(570)	63,577
Investment in subsidiaries	2,340,569	—	—	(2,340,569)	—

Total assets	$1,504,225	$2,665,723	$37,475	$(2,336,897)	$1,870,526

Liabilities and shareholders’ equity
Liabilities
Current liabilities
Trade accounts payable	$990	$68,272	$—	$7,597	$76,859
Income taxes payable	(6,412)	18,128	1,247	—	12,963
Current portion of long-term obligations	4,336	—	—	—	4,336
Cash dividends payable	12,605	—	—	—	12,605
Other current liabilities	12,482	143,411	4,344	(1,750)	158,487

Total current liabilities	24,001	229,811	5,591	5,847	265,250
Deferred revenue	—	89,417	—	—	89,417
Long-term debt	685,188	—	—	—	685,188
Other long-term obligations	9,823	33,767	—	(570)	43,020
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	154,575	7,407	210	(7,617)	154,575
Additional paid-in-capital	418,954	1,091,196	9,718	(1,100,914)	418,954
Retained earnings	1,939,045	1,211,370	22,273	(1,233,643)	1,939,045
Accumulated other comprehensive earnings	12	2,755	(317)	—	2,450
Less:
Treasury stock at cost	(1,727,373)	—	—	—	(1,727,373)

Total shareholders’ equity	785,213	2,312,728	31,884	(2,342,174)	787,651

Total liabilities and shareholders’ equity	$1,504,225	$2,665,723	$37,475	$(2,336,897)	$1,870,526

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

			Non-	Consolidating and
	Mylan	Guarantor	Guarantor	Eliminating
For the Year Ended March 31, 2007	Labs	Subs	Subs	Entries	Consolidated

Net revenues	$—	$1,507,535	$95,801	$(16,389)	$1,586,947
Other revenue	—	24,872	—	—	24,872

Total revenues	—	1,532,407	95,801	(16,389)	1,611,819
Cost of sales	—	691,022	84,498	(7,369)	768,151

Gross profit	—	841,385	11,303	(9,020)	843,668

Operating expenses
Research and development	9,233	88,497	159,662	(6,700)	250,692
Selling, general & administrative	126,300	83,252	5,986	—	215,538
Litigation settlements, net	(50,106)	(10)	—	—	(50,116)

Total operating expenses	85,427	171,739	165,648	(6,700)	416,114

Earnings from operations	(85,427)	669,646	(154,345)	(2,320)	427,554
Interest expense	46,726	—	5,550	—	52,276
Other income, net	17,696	21,779	7,165	(3,433)	43,207

Earnings before income taxes, minority interest and equity in earnings (loss) of subsidiaries	(114,457)	691,425	(152,730)	(5,753)	418,485
Provision for income taxes	(8,450)	215,597	2,494	(1,624)	208,017
Minority interest	—	—	211	—	211

Earnings before equity in earnings (loss) of subsidiaries	(106,007)	475,828	(155,435)	(4,129)	210,257
Equity in earnings (loss) of subsidiaries	323,291	(151,562)	1,621	(166,323)	7,027

Net earnings	$217,284	$324,266	$(153,814)	$(170,452)	$217,284

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

			Non-	Consolidating and
	Mylan	Guarantor	Guarantor	Eliminating
For the year ended March 31, 2006	Labs	Subs	Subs	Entries	Consolidated

Net revenues	$—	$1,240,011	$—	$—	$1,240,011
Other revenue	—	17,153	—	—	17,153

Total revenues	—	1,257,164	—	—	1,257,164
Cost of sales	38	633,101	—	(3,591)	629,548

Gross profit	(38)	624,063	—	3,591	627,616

Operating expenses
Research and development	990	101,441	—	—	102,431
Selling, general & administrative	17,382	206,745	1,253	—	225,380
Litigation settlements, net	—	12,417	—	—	12,417

Total operating expenses	18,372	320,603	1,253	—	340,228

Earnings (loss) from operations	(18,410)	303,460	(1,253)	3,591	287,388
Interest expense	31,285	—	—	—	31,285
Other income, net	1,753	15,685	4,655	(3,591)	18,502

Earnings before income taxes and equity in earnings (loss) of subsidiaries	(47,942)	319,145	3,402	—	274,605
Provision for income taxes	(12,482)	101,330	1,215	—	90,063

Earnings before equity in earnings (loss) of subsidiaries	(35,460)	217,815	2,187	—	184,542
Equity in earnings (loss) of subsidiaries	220,002	—	—	(220,002)	—

Net earnings	$184,542	$217,815	$2,187	$(220,002)	$184,542

			Non-	Consolidating and
	Mylan	Guarantor	Guarantor	Eliminating
For the year ended March 31, 2005	Labs	Subs	Subs	Entries	Consolidated

Net revenues	$—	$1,247,785	$—	$—	$1,247,785
Other revenue	—	5,589	—	—	5,589

Total revenues	—	1,253,374	—	—	1,253,374
Cost of sales	—	632,219	—	(2,385)	629,834

Gross profit	—	621,155	—	2,385	623,540

Operating expenses
Research and development	—	88,254	—	—	88,254
Selling, general & administrative	1,059	257,356	810	(120)	259,105
Litigation settlements, net	—	(25,990)	—	—	(25,990)

Total operating expenses	1,059	319,620	810	(120)	321,369

Earnings (loss) from operations	(1,059)	301,535	(810)	2,505	302,171
Other income, net	1,066	7,598	3,917	(2,505)	10,076

Earnings before income taxes and equity in earnings (loss) of subsidiaries	7	309,133	3,107	—	312,247
Provision for income taxes	(183)	107,753	1,085	—	108,655

Earnings before equity in earnings (loss) of subsidiaries	190	201,380	2,022	—	203,592
Equity in earnings (loss) of subsidiaries	203,402	—	—	(203,402)	—

Net earnings	$203,592	$201,380	$2,022	$(203,402)	$203,592

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

			Non-
	Mylan	Guarantor	Guarantor
For the Period Ended March 31, 2007	Labs	Subs	Subs	Eliminating	Consolidated

Cash flows provided by (used in) operations	$(77,738)	$449,812	$25,739	$(7,621)	$390,192

Cash flows from investing activities
Proceeds from (purchase of) capital assets	(5,574)	(151,970)	(4,307)	—	(161,851)
Acquisition of Matrix, net of cash acquired	—	—	(761,049)	—	(761,049)
Sale of assets	—	—	—	—	—
Purchase of marketable securities	(539,189)	—	(116,759)	—	(655,948)
Sale of marketable securities	697,483	—	151,037	—	848,520
Other items, net	(2,811)	—	2,404	—	(407)

Net cash (used in ) provided from investing activities	149,909	(151,970)	(728,674)	—	(730,735)

Cash flows from financing activities:
Cash dividends paid	(50,751)	—	—	—	(50,751)
Payment of financing fees	(15,329)	—	—	—	(15,329)
Excess tax benefit from stock based compensation	4,158	—	—	—	4,158
Proceeds from issuance of common stock, net	657,678	—	—	—	657,678
Purchase of bond hedge	(126,000)	—	—	—	(126,000)
Proceeds from issuance of warrants	45,360	—	—	—	45,360
Proceeds from long-term debt	1,552,000	—	4,251	—	1,556,251
Payments on long-term debt	(689,938)	—	—	—	(689,938)
Purchase of common stock	—	—	—	—	—
Proceeds from exercise of stock options	49,365	—	459	—	49,824
Increase in outstanding checks in excess of cash in disbursement accounts	—	10,403	—	—	10,403
Transfer from (to) affiliates	(357,245)	(414,747)	771,992	—	—
Other items, net	—	—	1,160	—	1,160

Net cash used in (provided by) financing activities	1,069,298	(404,344)	777,862	—	1,442,816

Effect on cash of changes in exchange rates	—	—	(32)	—	(32)

Net increase in cash and cash equivalents	1,141,469	(106,502)	74,895	(7,621)	1,102,241
Cash and cash equivalents — beginning of year	4,911	128,191	9,417	7,605	150,124

Cash and cash equivalents — end of year	$1,146,380	$21,689	$84,312	$(16)	$1,252,365

			Non-
	Mylan	Guarantor	Guarantor
For the Period Ended March 31, 2006	Labs	Subs	Subs	Eliminating	Consolidated

Cash flows provided by (used in) operations	$(14,539)	$446,317	$(22,822)	$7,605	$416,561

Cash flows from investing activities
Proceeds from (purchase of) capital assets	(4,380)	(99,309)	—	—	(103,689)
Purchase of marketable securities	—	(635,076)	(51,493)	—	(686,569)
Sale of marketable securities	—	916,730	74,330	—	991,060
Other items, net	—	(5,710)	—	—	(5,710)

Net cash (used in ) provided from investing activities	(4,380)	176,635	22,837	—	195,092

Cash flows from financing activities:
Cash dividends paid	(49,772)	—	—	—	(49,772)
Payment of financing fees	(14,662)	—	—	—	(14,662)
Proceeds from long-term debt	775,000	—	—	—	775,000
Payments on long-term debt	(87,062)	—	—	—	(87,062)
Purchase of common stock	(1,257,867)	—	—	—	(1,257,867)
Proceeds from exercise of stock options	56,889	—	—	—	56,889
Transfer from (to) affiliates	599,624	(599,624)	—	—	—
Increase in outstanding checks in excess of cash in disbursement accounts	—	(21,788)	—	—	(21,788)

Net cash used in (provided by) financing activities	22,150	(621,412)	—	—	(599,262)

Net increase in cash and cash equivalents	3,231	1,540	15	7,605	12,391
Cash and cash equivalents — beginning of year	1,680	126,651	9,402	—	137,733

Cash and cash equivalents — end of year	$4,911	$128,191	$9,417	$7,605	$150,124

			Non-
	Mylan	Guarantor	Guarantor
For the Period Ended March 31, 2005	Labs	Subs	Subs	Eliminating	Consolidated

Cash flows provided by (used in) operations	$17,190	$206,283	$(19,762)	$—	$203,711

Cash flows from investing activities
Proceeds from (purchase of) capital assets	(1,289)	(89,457)	—	—	(90,746)
Purchase of marketable securities	—	(752,697)	(28,109)	—	(780,806)
Sale of marketable securities	—	641,292	51,997	—	693,289
Other items, net	—	3,372	—	—	3,372

Net cash (used in ) provided from investing activities	(1,289)	(197,490)	23,888	—	(174,891)

Cash flows from financing activities:
Cash dividends paid	(32,261)	—	—	—	(32,261)
Proceeds from exercise of stock options	10,068	—	—	—	10,068
Transfer from (to) affiliates	3,911	(3,911)	—	—	—
Increase in outstanding checks in excess of cash in disbursement accounts	—	19,622	—	—	19,622

Net cash used in financing activities	(18,282)	15,711	—	—	(2,571)

Net increase in cash and cash equivalents	(2,381)	24,504	4,126	—	26,249
Cash and cash equivalents — beginning of year	4,061	102,147	5,276	—	111,484

Cash and cash equivalents — end of year	$1,680	$126,651	$9,402	$—	$137,733

21.	Subsequent event

On May 12, 2007, Mylan and Merck KGaA announced the signing of a definitive agreement under which Mylan will acquire Merck’s generics business (“Merck Generics”) for Euro 4.9 billion (approximately $6.7 billion) in an all-cash transaction. Management believes that the combination of Mylan and Merck Generics will create a vertically and horizontally integrated generics and specialty pharmaceuticals leader with a diversified revenue base and a global footprint, and also believes the combined company will be among the top tier of global generic companies, with a significant presence in the top five global generics markets. The transaction remains subject to regulatory review in relevant jurisdictions and certain other customary closing conditions and is expected to close in the second half of calendar 2007.

In conjunction with the Merck Generics transaction, the Company entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure. The contract is contingent upon the closing of this acquisition and the premium of approximately $121.9 million will be paid only upon such closing. The Company will account for this instrument under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. This instrument does not qualify for hedge accounting treatment under SFAS No. 133 and, therefore, will be adjusted to fair value at each reporting date with the change in the fair value of the instrument recorded in earnings.

Management’s Report on Internal Control over Financial Reporting

Management of Mylan Laboratories Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

During fiscal year 2007 the Company acquired a controlling stake in Matrix Laboratories Limited (“Matrix”). For purposes of Management’s evaluation of the Company’s internal control over financial reporting as of March 31, 2007 we have elected to exclude Matrix from the scope of management’s assessment as permitted by guidance provided by the Securities and Exchange Commission (“SEC”). The two part acquisition resulting in 71.5% ownership of this business was completed by us on January 8, 2007. Matrix represents approximately 13% of our consolidated assets at March 31, 2007 and contributed approximately 5% of total revenues for the year ended March 31, 2007. This acquired business will be included in management’s assessment of the effectiveness of the Company’s internal controls over financial reporting in fiscal year 2008.

In conducting the 2007 assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of March 31, 2007, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited management’s assessment of our internal control over financial reporting. Deloitte & Touche LLP’s opinion on management’s assessment and on the effectiveness of our internal control over financial reporting appears on page 87 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Mylan Laboratories Inc.:

We have audited the accompanying consolidated balance sheets of Mylan Laboratories Inc. and subsidiaries (the “Company”) as of March 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule included in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Laboratories Inc. and subsidiaries as of March 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective April 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 29, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 29, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Mylan Laboratories Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Mylan Laboratories Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Matrix Laboratories Limited, which was acquired on January 8, 2007 and whose financial statements constitute 13% percent of consolidated assets and 5% percent of total revenues of the consolidated financial statement amounts as of and for the year ended March 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Matrix Laboratories Limited. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2007 of the Company and our report dated May 29, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of FASB Statement No. 123R, Share-Based Payment.

/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
May 29, 2007

Mylan Laboratories Inc.
Supplementary Financial Information

Quarterly Financial Data
(unaudited, in thousands, except per share data)

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter		Year

Fiscal 2007
Total revenues	$356,140	$366,657	$401,761	$487,261		$1,611,819
Gross profit	188,200	196,090	224,531	234,847		843,668
Net earnings	75,587	77,541	135,445	(71,289	)(3)	217,284
Earnings per share(1):
Basic	$0.36	$0.37	$0.64	$(0.31	)(3)	$1.01
Diluted	$0.35	$0.36	$0.63	$(0.31	)(3)	$0.99
Share prices(2):
High	$23.55	$23.05	$22.07	$22.61		$23.55
Low	$20.00	$19.06	$19.91	$19.42		$19.06
Fiscal 2006
Total revenues	$323,378	$297,994	$311,246	$324,546		$1,257,164
Gross profit	167,834	143,231	155,797	160,754		627,616
Net earnings	42,915	35,770	48,207	57,650		184,542
Earnings per share(1):
Basic	$0.16	$0.16	$0.23	$0.27		$0.80
Diluted	$0.16	$0.16	$0.22	$0.27		$0.79
Share prices(2):
High	$19.85	$19.84	$21.61	$24.92		$24.92
Low	$15.50	$17.36	$19.00	$19.30		$15.50

(1)	The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

(2)	Closing prices as reported on the New York Stock Exchange (NYSE).

(3)	Fourth quarter results include the results of Matrix since its acquisition on January 8, 2007, and certain purchase accounting adjustments, including $147,000 related to acquired in- process research and development.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Other than the 71.5% acquisition of Matrix Laboratories Limited discussed in Management’s Report on Internal Control over Financial Reporting on page 85, Management has not identified any changes in the Company’s internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Subsequent to year end, the Company began utilizing a new ERP business system called System Application Products (“SAP”) at its largest subsidiary, Mylan Pharmaceuticals, Inc., and its corporate offices.

Management’s Report on Internal Control over Financial Reporting is on page 85. Management’s assessment of the effectiveness of Mylan’s internal control over financial reporting as of March 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 87.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this ITEM will be set forth under the captions “ITEM I — Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our 2007 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Corporate Controller. This Code of Ethics is posted on the Company’s Internet website at www.mylan.com. The Company intends to post any amendments to or waivers from the Code of Ethics on that website.

ITEM 11.	Executive Compensation

The information required by this ITEM 11 will be set forth under the caption “Executive Compensation” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this ITEM 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this ITEM 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this ITEM 14 will be set forth under the captions “Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Pre-Approval Policy” in our 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

1. Consolidated Financial Statements

The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.

2. Financial Statement Schedules

MYLAN LABORATORIES INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions/Deductions	Additions
		Charged to	Charged to
	Beginning	Costs and	Other			Ending
Description	Balance	Expenses	Accounts		Deductions	Balance

Allowance for doubtful accounts:
Fiscal year ended
March 31, 2007	$10,954	$(500)	$4,778	*	$83	$15,149
March 31, 2006	$7,340	$3,614	$—		$—	$10,954
March 31, 2005	$5,965	$2,007	$—		$632	$7,340

*	Allowance recorded as part of the Matrix acquisition.

3. Exhibits

3.1		Amended and Restated Articles of Incorporation of the registrant, as amended, filed as Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2003, and incorporated herein by reference.
3.2		Amended and Restated By-laws of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on February 22, 2005, and incorporated herein by reference.
4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A, filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4.2		Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, as filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner and Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.4		Indenture, dated March 7, 2007 among the registrant, the Guarantors named therein and The Bank of New York, as Trustee, filed as Exhibit 4.1 to the Report on Form 8-K, filed with the SEC on March 7, 2007, and incorporated herein by reference.

4.5		Confirmation of OTC Convertible Note Hedge Transaction, dated March 2, 2007, between the registrant and Merrill Lynch International, filed as Exhibit 4.2 to the Report on Form 8-K, filed with the SEC on March 7, 2007, and incorporated herein by reference.
4.6		Confirmation of OTC Convertible Note Hedge Transaction, dated March 2, 2007, between the registrant and JPMorgan Chase Bank, National Association, London Branch. filed as Exhibit 4.3 to the Report on Form 8-K, filed with the SEC on March 7, 2007, and incorporated herein by reference.
4.7		Confirmation of OTC Warrant Transaction, dated March 1, 2007, between the Company and Merrill Lynch International filed as Exhibit 4.4 to the Report on Form 8-K, filed with the SEC on March 7, 2007, and incorporated herein by reference.
4.8		Confirmation of OTC Warrant Transaction, dated March 1, 2007, between the Company and JPMorgan Chase Bank, National Association, London Branch. International filed as Exhibit 4.5 to the Report on Form 8-K, filed with the SEC on March 7, 2007, and incorporated herein by reference.
4.9		Confirmation of Additional OTC Warrant Transaction, dated March 2, 2007, between the Company and Merrill Lynch International. filed as Exhibit 4.6 to the Report on Form 8-K, filed with the SEC on March 7, 2007, and incorporated herein by reference.
4.10		Confirmation of Additional OTC Warrant Transaction, dated March 2, 2007, between the Company and JPMorgan Chase Bank, National Association, London Branch filed as Exhibit 4.7 to the Report on Form 8-K, filed with the SEC on March 7, 2007, and incorporated herein by reference.
10.1		Mylan Laboratories Inc. 1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference.*
10.2		Mylan Laboratories Inc. 1997 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.*
10.3		Mylan Laboratories Inc. 1992 Nonemployee Director Stock Option Plan, as amended to date, filed as Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.*
10	.4(a)	Mylan Laboratories Inc. 2003 Long-Term Incentive Plan, filed as Appendix A to Definitive Proxy Statement on Schedule 14A, filed with the SEC on June 23, 2003, and incorporated herein by reference.*
10	.4(b)	Form of Stock Option Agreement under the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(b) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*
10	.4(c)	Form of Restricted Share Award under the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(c) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*
10	.4(d)	Amendment No. 1 to Mylan Laboratories Inc. 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(d) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.4(e)	Amendment No. 2 to Mylan Laboratories Inc. 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(e) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.5		Amended and Restated Executive Employment Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.6(a)	Executive Employment Agreement dated as of July 1, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.27 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*
10	.6(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski filed as Exhibit 10.6(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.7(a)	Executive Employment Agreement dated as of July 1, 2004, between the registrant and John P. O’Donnell, filed as Exhibit 10.29 to Form 8-K, filed with the SEC on December 3, 2004, and incorporated herein by reference.*
10	.7(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and John P. O’Donnell filed as Exhibit 10.8(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10	.8(a)	Executive Employment Agreement dated as of July 1, 2004, between the registrant and Stuart A. Williams, filed as Exhibit 10.30 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*
10	.8(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and Stuart A. Williams filed as Exhibit 10.9(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.8(c)	Amendment No. 2 to Executive Employment Agreement dated as of March 31, 2007, between the registrant and Stuart A. Williams.*
10	.9(a)	Form of Employment Agreement dated as of December 15, 2003, between the registrant and certain executive officers (other than named executive officers), filed as Exhibit 10.18 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10	.9(b)	Form of Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and certain executive officers (other than named executive officers) filed as Exhibit 10.10(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.10(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Robert J. Coury filed as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10	.10(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.11(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.11(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10	.11(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski filed as Exhibit 10.12(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.12(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Stuart A. Williams, filed as Exhibit 10.9 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10	.12(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Stuart A. Williams filed as Exhibit 10.13(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.13(a)	Amended and Restated Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Louis J. DeBone, filed as Exhibit 10.10 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10	.13(b)	Amendment No. 1 to Amended and Restated Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Louis J. DeBone filed as Exhibit 10.14(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.14(a)	Amended and Restated Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and John P. O’Donnell, filed as Exhibit 10.11 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10	.14(b)	Amendment No. 1 to Amended and Restated Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and John P. O’Donnell filed as Exhibit 10.15(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.15		Retirement Benefit Agreement dated January 27, 1995, between the registrant and C.B. Todd, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*
10	.16(a)	Retirement Benefit Agreement dated January 27, 1995, between the registrant and Milan Puskar, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*
10	.16(b)	First Amendment to Retirement Benefit Agreement dated September 27, 2001, between the registrant and Milan Puskar, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.17		Split Dollar Life Insurance Arrangement between the registrant and the Milan Puskar Irrevocable Trust filed as Exhibit 10(h) to Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.*
10	.18(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Robert J. Coury, filed as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10	.18(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10	.18(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.19(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Edward J. Borkowski, filed as Exhibit 10.20 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10	.19(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10	.19(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski filed as Exhibit 10.20(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.20		Amended and Restated Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Stuart A. Williams filed as Exhibit 10.23 to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10	.21(a)	Form of Transition and Succession Agreement dated as of December 15, 2003, with certain executive officers (other than named executive officers), filed as Exhibit 10.24 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10	.21(b)	Amendment No. 1 to Form of Transition and Succession Agreement dated as of April 3, 2006, with certain executive officers (other than named executive officers) filed as Exhibit 10.24(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.22		Executives’ Retirement Savings Plan, filed as Exhibit 10.14 to Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.*
10.23		Supplemental Health Insurance Program For Certain Officers of Mylan Laboratories Inc., effective December 15, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.*
10.24		Mylan Laboratories Inc. Severance Plan, filed as Exhibit 10.12 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.25		Form of Indemnification Agreement between the registrant and each Director, filed as Exhibit 10.31 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*
10.26		Description of the registrant’s Director Compensation Arrangements in effect as of May 21, 2007.
10	.27(a)	Credit Agreement, dated as of July 24, 2006, among the registrant, the lenders party thereto, including Bank of Tokyo-Mitsubishi UFJ Trust Company, Citibank, N.A. and PNC Bank, National Association, as Co-Documentation Agents, Merrill Lynch Capital Corporation, as Syndication Agent, JPMorgan Chase, National Association, as Administrative Agent and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger, filed as Exhibit 99.1 to the Report on Form 8-K filed with the SEC on July 26, 2006, and incorporated herein by reference.
10	.27(b)	Amendment No. 1 to Credit Agreement dated as of March 26, 2007, among the registrant, the lenders party thereto, including Bank of Tokyo-Mitsubishi UFJ Trust Company, Citibank, N.A. and PNC Bank, National Association, as Co-Documentation Agents, Merrill Lynch Capital Corporation, as Syndication Agent, JPMorgan Chase, National Association, as Administrative Agent and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger.

10.28		Credit Agreement dated as of March 26, 2007 by and among the registrant, Euro Mylan B.V. and a syndicate of bank lenders, including J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Merrill Lynch Pierce, Fenner & Smith Incorporated, as syndication agent, The Bank of Tokyo — Mitsubishi UFJ, Ltd., New York Branch, Citibank, N.A., PNC Bank, National Association and ABN AMRO N.V., as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent.
10	.29(a)	Executive Employment Agreement dated as of January 8, 2007, by and between the registrant and Prasad Nimmagadda, filed as Exhibit 10.1 to the Report on Form 8-K, filed with the SEC on January 9, 2007, and incorporated herein by reference.*
10	.29(b)	Secondment Agreement dated as of January 8, 2007, by and among the registrant, Mylan Singapore Pte. Ltd. and Prasad Nimmagadda.*
10.30		Transition and Succession Agreement dated as of January 8, 2007, by and between the registrant and Prasad Nimmagadda, filed as Exhibit 10.2 to the Report on Form 8-K, filed with the SEC on January 9, 2007, and incorporated herein by reference.*
10.31		Executive Employment Agreement dated as of January 31, 2007, by and between the registrant and Rajiv Malik.*
10.32		Transition and Succession Agreement dated as of January 31, 2007, by and between the registrant and Rajiv Malik.*
10.33		Executive Employment Agreement dated as of January 31, 2007, by and between the registrant and Heather Bresch.*
10.34		Purchase Agreement, dated as of March 1, 2007, among the registrant, Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, filed as Exhibit 1.1 to the Report on Form 8-K, filed with the SEC on March 7, 2007, and incorporated herein by reference.
10.35		Purchase Agreement, dated as of March 1, 2007, among the registrant, Merrill Lynch & Co. and J.P. Morgan Securities Inc., as representatives of the underwriters named therein, filed as Exhibit 1.2 to the Report on Form 8-K, filed with the SEC on March 7, 2007, and incorporated herein by reference.
10.36		Share Purchase Agreement, dated as of August 28, 2006, by and among the registrant, MP Laboratories (Mauritius) Ltd, Prasad Nimmagadda, Prasad Nimmagadda-HUF, G2 Corporate Services Limited, India Newbridge Investments Limited, India Newbridge Partners FDI Limited, India Newbridge Coinvestment Limited, Maxwell (Mauritius) Pte. Limited and Spandana Foundation filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
10.37		Shareholders Agreement, dated as of August 28, 2006, by and among the registrant, India Newbridge Investments Limited, India Newbridge Partners FDI Limited, India Newbridge Coinvestment Limited, Maxwell (Mauritius) Pte. Limited and Prasad Nimmagadda filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006, and incorporated herein by reference.
12.1		Statement of computation of ratios of earnings to fixed charges, filed as Exhibit 12.1 to Registration Statement on Form S-3 filed with the SEC on February 20, 2007, and incorporated herein by reference.
21		Subsidiaries of the registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on May 30, 2007.

    Mylan Laboratories Inc.

by	/s/ ROBERT J. COURY
Robert J. Coury
Vice Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 30, 2007.

Signature	Title

/s/ ROBERT J. COURY Robert J. Coury	Vice Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ EDWARD J. BORKOWSKI Edward J. Borkowski	Chief Financial Officer (Principal Financial Officer)

/s/ DANIEL C. RIZZO, Jr. Daniel C. Rizzo, Jr.	Vice President and Corporate Controller (Principal Accounting Officer)

/s/ MILAN PUSKAR Milan Puskar	Chairman and Director

/s/ WENDY CAMERON Wendy Cameron	Director

/s/ NEIL DIMICK Neil Dimick	Director

/s/ DOUGLAS J. LEECH Douglas J. Leech	Director

/s/ JOSEPH C. MAROON, M.D. Joseph C. Maroon, M.D.	Director

/s/ PRASAD NIMMAGADDA Prasad Nimmagadda	Director

/s/ ROD PIATT Rod Piatt	Director

/s/ C.B. TODD C.B. Todd	Director

/s/ R.L. VANDERVEEN, PH.D., R.PH. R.L. Vanderveen, Ph.D., R.Ph.	Director

EXHIBIT INDEX

10	.8(c)	Amendment No. 2 to Executive Employment Agreement dated as of March 31, 2007, between the registrant and Stuart A. Williams.*
10.26		Description of the registrant’s Director Compensation Arrangements in effect as of May 21, 2007.
10	.27(b)	Amendment No. 1 to Credit Agreement dated as of March 26, 2007, among the registrant, the lenders party thereto, including Bank of Tokyo-Mitsubishi UFJ Trust Company, Citibank, N.A. and PNC Bank, National Association, as Co-Documentation Agents, Merrill Lynch Capital Corporation, as Syndication Agent, JPMorgan Chase, National Association, as Administrative Agent and J.P. Morgan Securities Inc., as Sole Bookrunner and Sole Lead Arranger.
10.28		Credit Agreement dated as of March 26, 2007 by and among the registrant, Euro Mylan B.V. and a syndicate of bank lenders, including J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Merrill Lynch Pierce, Fenner & Smith Incorporated, as syndication agent, The Bank of Tokyo — Mitsubishi UFJ, Ltd., New York Branch, Citibank, N.A., PNC Bank, National Association and ABN AMRO N.V., as co-documentation agents, and JPMorgan Chase Bank, National Association, as administrative agent.
10	.29(b)	Secondment Agreement dated as of January 8, 2007, by and among the registrant, Mylan Singapore Pte. Ltd. and Prasad Nimmagadda.*
10.31		Executive Employment Agreement dated as of January 31, 2007, by and between the registrant and Rajiv Malik.*
10.32		Transition and Succession Agreement dated as of January 31, 2007, by and between the registrant and Rajiv Malik.*
10.33		Executive Employment Agreement dated as of January 31, 2007, by and between the registrant and Heather Bresch.*
21		Subsidiaries of the registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.