Form 10-Q
period 2007-06-30
MYLAN LABORATORIES INC
filed 2007-08-07
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	August 3, 2007
$0.50 par value	248,801,646

MYLAN LABORATORIES INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
June 30, 2007

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(Unaudited; in thousands, except per share amounts)

Three Months Ended June 30,	2007	2006

Revenues:
Net revenues	$542,709	$348,789
Other revenues	3,612	7,351

Total revenues	546,321	356,140
Cost of sales	249,613	167,940

Gross profit	296,708	188,200

Operating expenses:
Research and development	31,720	21,225
Selling, general and administrative	76,914	49,826

Total operating expenses	108,634	71,051

Earnings from operations	188,074	117,149
Interest expense	22,919	10,359
Other (expense) income, net	(36,358)	9,584

Earnings before income taxes and minority interest	128,797	116,374
Provision for income taxes	49,207	40,787

Earnings before minority interest	79,590	75,587
Minority interest	(137)	—

Net earnings	$79,727	$75,587

Earnings per common share:
Basic	$0.32	$0.36

Diluted	$0.32	$0.35

Weighted average common shares outstanding:
Basic	248,477	209,955

Diluted	251,604	214,791

Cash dividend declared per common share	$0.06	$0.06

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	June 30,	March 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,315,557	$1,252,365
Marketable securities	174,885	174,207
Accounts receivable, net	401,071	350,294
Inventories	432,348	429,111
Deferred income tax benefit	161,874	145,343
Prepaid expenses and other current assets	136,289	60,724

Total current assets	2,622,024	2,412,044
Property, plant and equipment, net	707,064	686,739
Intangible assets, net	343,808	352,780
Goodwill	610,248	612,742
Deferred income tax benefit	46,002	45,779
Other assets	146,375	143,783

Total assets	$4,475,521	$4,253,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$146,811	$160,286
Short-term borrowings	107,315	108,259
Income taxes payable	91,558	78,387
Current portion of long-term obligations	130,756	124,782
Cash dividends payable	14,923	14,902
Other current liabilities	337,604	213,919

Total current liabilities	828,967	700,535
Deferred revenue	102,995	90,673
Long-term debt	1,656,064	1,654,932
Other long-term obligations	40,467	29,760
Deferred income tax liability	85,382	85,900

Total liabilities	2,713,875	2,561,800

Minority interest	36,667	43,207

Shareholders’ equity
Preferred stock — par value $0.50 per share	—	—
Shares authorized: 5,000,000 Shares issued: none
Common stock — par value $0.50 per share	169,856	169,681
Shares authorized: 600,000,000 at June 30, 2007 and March 31, 2007 Shares issued: 339,712,852 at June 30, 2007 and 339,361,201 at March 31, 2007
Additional paid-in capital	976,444	962,746
Retained earnings	2,156,667	2,103,282
Accumulated other comprehensive earnings	10,286	1,544

	3,313,253	3,237,253
Less:
Treasury stock — at cost
Shares: 90,963,658 at June 30, 2007 and 90,948,957 at March 31, 2007	1,588,274	1,588,393

Total shareholders’ equity	1,724,979	1,648,860

Total liabilities and shareholders’ equity	$4,475,521	$4,253,867

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

Three Months Ended June 30,	2007	2006

Cash flows from operating activities:
Net earnings	$79,727	$75,587
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	26,868	11,787
Stock-based compensation expense	4,569	6,806
Minority interest	(137)	—
Net income from equity method investees	(2,281)	(5,038)
Change in estimated sales allowances	(14,090)	15,738
Deferred income tax benefit	(11,662)	(15,346)
Other non-cash items	5,932	(624)
Receipts from litigation settlements, net	1,998	2,000
Loss on foreign currency option contract	57,468	—
Cash received from Somerset	—	5,740
Changes in operating assets and liabilities:
Accounts receivable	(35,494)	(41,925)
Inventories	2,632	(10,747)
Trade accounts payable	(39,637)	(8,094)
Income taxes	(2,947)	49,204
Deferred revenue	12,372	(1,793)
Other operating assets and liabilities, net	(767)	9,594

Net cash provided by operating activities	84,551	92,889

Cash flows from investing activities:
Capital expenditures	(27,869)	(27,717)
Purchase of marketable securities	(86,270)	(192,053)
Proceeds from sale of marketable securities	83,202	144,680
Other items, net	(306)	(159)

Net cash used in investing activities	(31,243)	(75,249)

Cash flows from financing activities:
Cash dividends paid	(14,902)	(12,605)
Excess tax benefit from stock-based compensation	2,082	700
Proceeds from exercise of stock options	6,081	6,301
Change in outstanding checks in excess of cash in disbursement accounts	18,008	(7,605)
Change in short-term borrowings, net	(3,824)
Other items, net	(1,572)	(632)

Net cash provided by (used in) financing activities	5,873	(13,841)

Effect on cash of changes in exchange rates	4,011	—

Net increase in cash and cash equivalents	63,192	3,799
Cash and cash equivalents — beginning of period	$1,252,365	$150,124

Cash and cash equivalents — end of period	$1,315,557	$153,923

See Notes to Condensed Consolidated Financial Statements

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited; in thousands, except share and per share amounts)

1.	General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“interim financial statements”) of Mylan Laboratories Inc. and subsidiaries (“Mylan” or “the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

The interim results of operations and interim cash flows for the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

Certain prior year amounts were reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders’ equity.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three month period ended June 30, 2007.

As a result of significant uncertainties surrounding the pricing and market conditions with respect to a product launched by the Company in late March 2007, the Company is not able to reasonably estimate the amount of potential price adjustments. Therefore, revenues on shipments of this product are currently being deferred until the resolution of such uncertainties. Such uncertainties are resolved upon our customers’ sale of this product. As a result, the Company is recognizing revenue at this time only upon our customers’ sale of this product.

Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $392,602 and $404,687 as of June 30, 2007 and March 31, 2007, respectively. Other current liabilities include $49,868 and $51,873 at June 30, 2007, and March 31, 2007, for certain rebates and other adjustments that are payable to indirect customers.

3.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS No. 159”), providing companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

4.	Pending Acquisition

On May 12, 2007, Mylan and Merck KGaA announced the signing of a definitive agreement under which Mylan will acquire Merck’s generics business (“Merck Generics”) for €4,900,000 (approximately $6,700,000) in an all-cash transaction. Management believes that the combination of Mylan and Merck Generics will create a vertically and horizontally integrated generics and specialty pharmaceuticals leader with a diversified revenue base and a global footprint, and also believes the combined company will be among the top tier of global generic companies, with a significant presence in the top five global generics markets. The transaction remains subject to regulatory review in the United States and certain other customary closing conditions and is expected to close in the second half of calendar 2007. In connection with the pending transaction, Mylan has obtained fully committed financing from Merrill Lynch, Citigroup, Goldman Sachs, and J.P. Morgan.

In conjunction with this planned transaction, the Company entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure related to the pending Euro denominated transaction. The contract is contingent upon the closing of this acquisition and the premium of approximately $121,900 will be paid only upon such closing.

The Company accounts for this instrument under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This instrument does not qualify for hedge accounting treatment under SFAS No. 133 and therefore is required to be adjusted to fair value with the change in the fair value of the instrument recorded in current earnings. The Company recorded a non-cash, unrealized loss of $57,468 in the three month period ended June 30, 2007 related to this deal-contingent foreign currency option contract. This amount is included as other (expense) income, net, in the Condensed Consolidated Statement of Earnings. The fair value of this contract at June 30, 2007 is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.

5.	Stock-Based Incentive Plan

Mylan’s shareholders approved the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan on July 25, 2003, and approved certain amendments on July 28, 2006 (as amended, the “2003 Plan”). Under the 2003 Plan, 22,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years.

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

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at March 31, 2007	17,647,728	$16.17
Options granted	101,000	19.95
Options exercised	(351,651)	14.49
Options forfeited	(124,202)	16.78

Outstanding at June 30, 2007	17,272,875	$16.22

Vested and expected to vest at June 30, 2007	16,976,874	$16.18
Options exercisable at June 30, 2007	11,537,656	$15.04

As of June 30, 2007, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 5.97 years, 5.93 years and 5.05 years, respectively. Also at June 30, 2007, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $44,487, $44,352 and $41,961, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of June 30, 2007 and the changes during the three month period ended June 30, 2007, is presented below:

	Number of	Weighted Average
Restricted	Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value per Share

Nonvested at March 31, 2007	211,316	$23.10
Granted	—	—
Released	—	—
Forfeited	(14,700)	23.27

Nonvested at June 30, 2007	196,616	$23.09

As of June 30, 2007, the Company had $17,466 of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.2 years. The total intrinsic value of stock-based awards exercised during the quarter ended June 30, 2007 was $696. The total fair value of all shares vested during the quarter ended June 30, 2007 was $3,988.

Subsequent to June 30, 2007, the Company granted approximately 4,200,000 options and restricted stock units. Compensation expense to be recognized in future periods related to this grant will be approximately $34,000.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

6.	Balance Sheet Components

Selected balance sheet components consist of the following:

	June 30,	March 31,
	2007	2007
	(In thousands)

Inventories:
Raw materials	$153,393	$148,109
Work in process	93,052	95,655
Finished goods	185,903	185,347

	$432,348	$429,111

Property, plant and equipment:
Land and improvements	$30,418	$29,850
Buildings and improvements	337,661	297,505
Machinery and equipment	520,963	471,990
Construction in progress	88,648	141,301

	977,690	940,646
Less accumulated depreciation	270,626	253,907

	$707,064	$686,739

Other current liabilities:
Payroll and employee benefit plan accruals	$40,261	$47,282
Accrued rebates	49,868	51,873
Royalties	11,959	15,215
Deferred revenue	20,482	17,675
Accrued interest	14,945	4,575
Legal and professional	39,750	40,095
Foreign currency option contract	121,874	—
Other	38,465	37,204

Total	$337,604	$213,919

7.	Earnings per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options on the weighted average number of common shares outstanding was 3,127,000 and 4,836,000 for the three months ended June 30, 2007 and 2006.

Stock options or restricted stock units representing 1,982,000 and 1,511,000 shares of common stock were outstanding as of June 30, 2007 and 2006, but were not included in the computation of diluted earnings per share for the three months then ended because to do so would have been anti-dilutive.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

8.	Goodwill and Intangible Assets

A rollforward of goodwill from March 31, 2007 to June 30, 2007 is as follows:

Total
(In thousands)

Goodwill balance at March 31, 2007	$612,742
Additions	610
Foreign currency translation and other	(3,104)

Goodwill balance at June 30, 2007	$610,248

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
	(In thousands)

June 30, 2007
Amortized intangible assets:
Patents and technologies	20	$118,926	$62,482	$56,444
Product rights and licenses	8	370,052	96,491	273,561
Other	14	21,626	8,606	13,020

		$510,604	$167,579	343,025

Intangible assets no longer subject to amortization:
Trademarks				783

				$343,808

March 31, 2007
Amortized intangible assets:
Patents and technologies	20	$118,927	$61,000	$57,927
Product rights and licenses	8	367,805	86,349	281,456
Other	14	20,821	8,207	12,614

		$507,553	$155,556	351,997

Intangible assets no longer subject to amortization:
Trademarks				783

				$352,780

Amortization expense for the three months ended June 30, 2007 and 2006 was $11,949 and $3,370 and is expected to be $43,864, $46,434, $43,740, $43,294, and $37,404 for fiscal years 2008 through 2012, respectively.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

9.	Long-Term Debt

A summary of long-term debt is as follows:

	June 30,	March 31,
	2007	2007
	(In thousands)

Senior Notes(A)	$500,000	$500,000
Credit facilities(B)	450,000	450,000
Senior convertible notes(C)	600,000	600,000
Matrix facility loans(D)	233,468	226,362

	$1,783,468	$1,776,362
Less: Current portion	127,404	121,430

Total long-term debt	$1,656,064	$1,654,932

(A)	On July 21, 2005, the Company issued $500,000 in Senior Notes, which consisted of $150,000 of Senior Notes due August 15, 2010, and bearing interest at 5 3/4% per annum (the “2010 Restricted Notes”) and $350,000 of Senior Notes due August 15, 2015, and bearing interest at 6 3/8% per annum (the “2015 Restricted Notes”, and collectively the “Restricted Notes”). The Restricted Notes were exchanged on January 14, 2006, in accordance with a registration rights agreement in a transaction consummated on January 19, 2006. The form and terms of the registered notes (the “Notes”) are identical in all material respects to the original notes. Interest is payable semiannually on February 15 and August 15 and commenced on February 15, 2006.

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

The Notes are senior unsecured obligations of the Company and rank junior to all of the Company’s secured obligations. The Notes are guaranteed jointly and severally on a full and unconditional senior unsecured basis by all of the Company’s wholly-owned domestic subsidiaries except a captive insurance company.

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

(B)	On July 21, 2005, the Company entered into a $500,000 senior secured credit facility (the “Credit Facility”). The Credit Facility consisted of a $225,000 five-year revolving credit facility and a $275,000 five-year term loan (the “Term Loan”).

On July 24, 2006, the Company completed the refinancing of its existing Credit Facility by entering into a credit agreement for a five-year $700,000 senior unsecured revolving credit facility (the “2006 Credit Facility”). At the Company’s discretion, the 2006 Credit Facility was expandable to $1,000,000. Borrowings totaling $187,000 were made under the 2006 Credit Facility and, along with existing cash, were used to repay the Term Loan. Additional net borrowings of $263,000 were made under the 2006 Credit Facility in order to finance the acquisition of Matrix. The spread over LIBOR for borrowings is adjusted based upon the Company’s total leverage ratio as discussed below. The Company’s obligations under the 2006 Credit Facility

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

are guaranteed on a senior unsecured basis by all of the Company’s direct and indirect domestic subsidiaries, except a captive insurance company.

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

On March 26, 2007, Mylan and its wholly-owned indirect subsidiary Euro Mylan B.V. (“Euro Mylan”) entered into a credit agreement (the “Credit Agreement”), effective March 26, 2007 (the “Closing Date”), with a syndicate of bank lenders for a $750,000 senior unsecured credit facility including (i) a multicurrency revolving credit facility (the “Revolving Credit Facility”) in an aggregate amount of up to a U.S. dollar equivalent of $300,000 due July 24, 2011, and (ii) a term loan agreement (the “Term Loan Agreement”) denominated in U.S. dollars to the Company in an aggregate amount of $450,000 due December 26, 2011 (collectively, the “2007 Credit Facility”).

On the Closing Date, the Company borrowed $450,000 under the Term Loan Agreement and used the proceeds to repay the revolving loans outstanding under the Company’s existing 2006 Credit Facility. The Company intends to use the Revolving Credit Facility for working capital and general corporate purposes, including expansion of its global operations.

The 2007 Credit Facility also provides that the entire principal amount of the Revolving Credit Facility may be borrowed by the Company or Euro Mylan in Euros or other foreign currencies that are agreed to by the Company and the Administrative Agent. At the request of the Company, but subject to obtaining commitments from the lenders or new lenders and the other terms and conditions specified in the Credit Agreement, the Company may elect to increase the commitments under the 2007 Credit Facility up to an aggregate amount not to exceed $850,000. At June 30, 2007 and March 31, 2007, the Company had outstanding letters of credit of $13,117.

At the Company’s option, loans under the 2007 Credit Facility will bear interest either at a rate equal to LIBOR plus an effective applicable margin or at a base rate, which is defined as the higher of the rate announced publicly by the Administrative Agent, from time to time, as its prime rate or 0.5% above the federal funds rate. The effective applicable margin will fluctuate with in a range of 0.40% to 1.00%, based on the Company’s total leverage ratio. In addition, the Company is required to pay a facility fee on the average daily amount of the commitments (whether used or unused) of the Revolving Credit Facility at a rate, which ranges from 0.10% to 0.25%, based on the Company’s total leverage ratio. The interest rate in effect on the outstanding borrowings under the Term Loan Agreement at June 30, 2007 and March 31, 2007 was 6.07% and 6.20%, respectively. At June 30, 2007, the Company had a total of $1,000,000 available under the 2006 and 2007 Credit Facilities.

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

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(C)	On March 1, 2007, Mylan entered into a purchase agreement relating to the sale by the Company of $600,000 aggregate principal amount of the Company’s 1.25% Senior Convertible Notes due 2012 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 1.25% per year, accruing from March 7, 2007. Interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2007. The Convertible Notes will mature on March 15, 2012, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by, among others, the market price of the Company’s common stock and the trading price of the Convertible Notes. The Convertible Notes have an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $22.43 per share), subject to adjustment, with the principal amount payable in cash and the remainder in cash or stock at the option of the Company.

On March 1, 2007, concurrently with the sale of the Convertible Notes, Mylan entered into a convertible note hedge transaction, comprised of a purchased call option, and two warrant transactions with each of Merrill Lynch International, an affiliate of Merrill Lynch, and JPMorgan Chase Bank, National Association, London Branch, an affiliate of JPMorgan, each of which we refer to as a counterparty. The net cost of the transactions was approximately $80,600. The purchased call options will cover approximately 26,755,853 shares of our common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the Convertible Notes. Concurrently with entering into the purchased call options, we entered into warrant transactions with the counterparties. Pursuant to the warrant transactions, we will sell to the counterparties warrants to purchase in the aggregate approximately 26,755,853 shares of our common stock, subject to customary anti-dilution adjustments. The warrants may not be exercised prior to the maturity of the Convertible Notes, subject to certain limited exceptions.

The purchased call options are expected to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of our common stock at the time of exercise is greater than approximately $22.43, which corresponds to the initial conversion price of the Convertible Notes. The sold warrants have an exercise price that is 60.0% higher than the price per share of $19.50 at which we offered our common stock in a concurrent equity offering. If the market price per share of our common stock at the time of conversion of any Convertible Notes is above the strike price of the purchased call options, the purchased call options will, in most cases, entitle us to receive from the counterparties in the aggregate the same number of shares of our common stock as we would be required to issue to the holder of the converted Convertible Notes. Additionally, if the market price of our common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants, we will owe the counterparties an aggregate of approximately 26,755,853 shares of our common stock. The purchased call options and sold warrants may be settled for cash at our election.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Convertible Notes, and will not affect the holders’ rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives under SFAS No. 133 (as amended by SFAS No. 138 and SFAS No. 149). However, because these instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock) and have been recorded in stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) the instruments are exempted out of the scope of SFAS No. 133 and are not subject to the mark to market provisions of that standard.

(D)	Matrix’s borrowings consist primarily of two Facilities (“Facility A” and “Facility B”) both of which are denominated in Euros. Matrix’s effective interest rate for these loans is Euro Interbank Offered Rate (Euribor) plus 110 basis points for Facility A of €82,500, or 5.19% and 4.96% at June 30, 2007 and March 31, 2007,

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

respectively, and Euribor plus 129 basis points for Facility B of €82,500, or 5.24% and 5.15% at June 30, 2007 and March 31, 2007, respectively. Facility A was due in July 2007 and Facility B is payable over three years in semi-annual installments beginning in October 2007. These loans are collateralized by the pledge of certain of Matrix subsidiaries’ shares and by a Matrix corporate guarantee to ABN Amro Bank NV. These loans also require Matrix and certain of its subsidiaries to comply with certain covenants, under which the approval of the lenders is required for certain transactions which include incurring additional indebtedness or guarantees; declaration of payment of dividends; entering into acquisitions or mergers, joint ventures, consolidations or sales of Matrix assets; and entering into new lines of business. The covenants also prescribe certain maximum ratios of debt to earnings or equity ratios and minimum levels of interest and debt service coverage ratios. Subsequent to June 30, 2007, Facility A was repaid.

All financing fees associated with the Company’s borrowings are being amortized over the life of the related debt. The total unamortized amounts of $25,227 and $26,801 are included in other assets in the Condensed Consolidated Balance Sheets at June 30, 2007 and March 31, 2007.

At June 30, 2007, and March 31, 2007, the fair value of the Convertible Notes was approximately $581,400 and $640,400, respectively, and the carrying values of the Notes, the Term Loan Facility, and on Matrix’s term loan borrowings approximated fair value.

Certain of the Company’s debt agreements contain certain cross-default provisions.

10.	Comprehensive Earnings

Comprehensive earnings consists of the following:

Three Months Ended June 30,	2007		2006
(In thousands)

Net earnings		$79,727		$75,587
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments		9,934		—
Change in unrecognized losses and prior service cost related to post-retirement plans		170		—
Unrealized gains on securities
Net unrealized gain on marketable securities	(1,602)		(898)
Less: Reclassification for losses included in net earnings	240	(1,362)	735	(163)

Other comprehensive earnings (loss), net of tax:		$8,742		$(163)

Comprehensive earnings, net of tax		$88,469		$75,424

Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised of the following:

	June 30,	March 31,
	2007	2007
	(In thousands)

Net unrealized gain in market securities	$188	$1,550
Change in unrecognized losses and prior service cost related to post-retirement plans	(1,102)	(1,272)
Foreign currency translation adjustments	11,200	1,266

Accumulated other comprehensive income	$10,286	$1,544

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

11.	Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”) effective April 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions. This Interpretation provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. As a result of the implementation of FIN 48, the Company recognized a $16,400 increase in its existing liability for unrecognized tax benefits, with a corresponding decrease to the April 1, 2007 retained earnings of $11,400 and an increase to deferred tax assets of $5,000.

As of April 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $42,900, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $33,000. In addition, at April 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $6,300. As of June 30, 2007, the Company’s Condensed Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $43,900, excluding liabilities for interest and penalties. Accrued interest and penalties included in the Condensed Consolidated Balance Sheet were $6,500 as of June 30, 2007.

The Company recognizes interest and penalties associated with uncertain tax positions as a component of income tax expense in the Condensed Consolidated Statement of Earnings.

It is anticipated that the amount of unrecognized tax benefits will change in the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

The tax years 2005 through 2007 remain open to examination by the Internal Revenue Service. The major state taxing jurisdictions applicable to the Company remain open from 2004 through 2007.

12.	Segment Information

The Company has two reportable segments, the “Mylan Segment” and the “Matrix Segment”. The Mylan Segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form, while the Matrix Segment engages mainly in the manufacture and sale of active pharmaceutical ingredients “APIs” and the distribution of branded generic products. Additionally, certain general and administrative expenses, as well as litigation settlements, and non-operating income and expenses are reported in Corporate/Other.

The Company’s chief operating decision maker evaluates the performance of its reportable segments based on net revenues and segment earnings from operations. Items below the earnings from operations line of the Condensed Consolidated Statements of Earnings are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The Company does not report depreciation expense, total assets and capital expenditures by segment as such information is not used by the chief operating decision maker.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K. Intersegment revenues are accounted for at current market values.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The table below presents segment information for the three months ended June 30, 2007 and 2006 and provides a reconciliation of segment information to total consolidated information. For the Mylan and Matrix Segments, segment earnings from operations (“Segment profitability (loss)”) represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses.

	Mylan	Matrix
Three Months Ended June 30, 2007	Segment	Segment	Corporate/Other(1)	Consolidated
	(In thousands)

Intersegment revenues	$—	$9,169	$(9,169)	$—
Third-party net revenues	451,406	91,303	—	542,709
Segment profitability (loss)	251,310	(17,283)	(45,953)	188,074

	Mylan	Matrix
Three Months Ended June 30, 2006	Segment	Segment	Corporate/Other(1)	Consolidated
	(In thousands)

Intersegment revenues	$—	$—	$—	$—
Third-party net revenues	348,789	—	—	348,789
Segment profitability (loss)	155,298	—	(38,149)	117,149

(1)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to segments.

13.	Contingencies

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

Omeprazole

In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of Mylan Laboratories Inc. (“Mylan Labs”), filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules and made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied. On May 31, 2007, the district court ruled in Mylan’s and Esteve’s favor by finding that the asserted patents were not infringed by Mylan’s/Esteve’s products. On July 18, 2007, AstraZeneca appealed the decision to the United States Court of Appeals for the Federal Circuit.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan Labs and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12,000 which has been accrued for by the Company.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier and broker for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. In post-trial filings, the plaintiffs have requested that the verdict be trebled. Plaintiffs are also seeking an award of attorneys’ fees, litigation costs and interest on the judgment in unspecified amounts. In total, the plaintiffs have moved for judgments that could result in a liability of approximately $69,000 for Mylan (not including the request for attorney’s fees and costs). The Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied. A hearing on the pending post-trial motions took place on February 28, 2007. The Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.

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

Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of Florida, Idaho, South Carolina AG and Texas actions and the actions brought by various counties in New York, excluding the actions brought by Erie, Oswego and Schenectady counties, Mylan Labs, MPI and/or UDL have answered the respective complaints denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.

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

14.	Guarantor Financial Statements

Each of the Company’s wholly-owned domestic subsidiaries, except a captive insurance company, has guaranteed, on a full, unconditional and joint and several basis, the Company’s performance under the Notes (collectively, “the Guarantor Subsidiaries”). Matrix is not a guarantor of the Notes. There are certain restrictions under the Notes indenture on the ability of the Company and the Guarantor Subsidiaries to receive or distribute funds in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

			Non-	Consolidating and
		Guarantor	Guarantor	Eliminating
June 30, 2007	Mylan Labs	Subs	Subs	Entries	Consolidated
(In thousands)

Assets
Current assets:
Cash and cash equivalents	$1,228,533	$2,959	$77,444	$6,621	$1,315,557
Marketable securities	144,419	—	30,466	—	174,885
Accounts receivable, net	9,972	315,887	87,433	(12,221)	401,071
Inventories	—	331,429	103,047	(2,128)	432,348
Deferred income tax benefits	27,425	132,325	2,124	—	161,874
Prepaid and other current assets	125,858	13,193	49,367	(52,129)	136,289

Total current assets	1,536,207	795,793	349,881	(59,857)	2,622,024
Intercompany receivables, net	(452,148)	1,062,013	(776,842)	166,977	—
Property, plant and equipment, net	77,680	459,716	169,668	—	707,064
Intangible assets, net	—	86,073	257,735	—	343,808
Goodwill	—	102,578	507,670	—	610,248
Deferred income tax benefit	44,851	569	582	—	46,002
Other assets	68,153	9,203	69,019	—	146,375
Investments in subsidiaries	2,164,976	—	—	(2,164,976)	—

Total assets	$3,439,719	$2,515,945	$577,713	$(2,057,856)	$4,475,521

Liabilities and Shareholders’ Equity
Current liabilities:
Liabilities
Trade accounts payable	$788	$41,061	$105,563	$(601)	$146,811
Short-term borrowings	—	—	107,315	—	$107,315
Income taxes payable	(34,749)	124,156	3,907	(1,756)	91,558
Current portion of long-term obligations	3,352	—	127,404	—	130,756
Cash dividends payable	14,923	—	—	—	14,923
Other current liabilities	190,265	107,395	91,443	(51,499)	337,604

Total current liabilities	174,579	272,612	435,632	(53,856)	828,967
Deferred revenue	—	102,995	—	—	102,995
Long-term debt	1,550,000	—	106,064	—	1,656,064
Deferred income tax liability	(16,232)	(988)	102,602	—	85,382
Other long-term obligations	18,238	4,600	18,092	(463)	40,467

Total liabilities	1,726,585	379,219	662,390	(54,319)	2,713,875

Minority interest	—	—	37,454	(787)	36,667

Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	169,856	7,493	210	(7,703)	169,856
Additional paid-in capital	975,565	600,176	10,596	(609,893)	976,444
Retained earnings	2,156,667	1,529,047	(143,893)	(1,385,154)	2,156,667
Accumulated other comprehensive earnings	(680)	10	10,956	—	10,286

	3,301,408	2,136,726	(122,131)	(2,002,750)	3,313,253
Less:
Treasury stock at cost	(1,588,274)	—	—	—	(1,588,274)

Total shareholders’ equity	1,713,134	2,136,726	(122,131)	(2,002,750)	1,724,979

Total liabilities and shareholders’ equity	$3,439,719	$2,515,945	$577,713	$(2,057,856)	$4,475,521

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

			Non-	Consolidating
		Guarantor	Guarantor	and Eliminating
March 31, 2007	Mylan Labs	Subs	Subs	Entries	Consolidated
(In thousands)

Assets
Current assets:
Cash and cash equivalents	$1,146,380	$21,689	$84,312	$(16)	$1,252,365
Marketable securities	143,220	—	30,987	—	174,207
Accounts receivable, net	10,708	262,024	79,712	(2,150)	350,294
Inventories	—	324,767	108,096	(3,752)	429,111
Other current assets	5,400	158,488	47,129	(4,950)	206,067

Total current assets	1,305,708	766,968	350,236	(10,868)	2,412,044
Intercompany receivables, net	(390,417)	1,009,683	(776,231)	156,965	—
Property, plant and equipment, net	16,741	510,853	159,145	—	686,739
Intangible assets, net	—	89,321	263,459	—	352,780
Goodwill	—	102,579	510,163	—	612,742
Other assets	162,480	12,191	64,891	(50,000)	189,562
Investments in subsidiaries	2,007,547	—	—	(2,007,547)	—

Total assets	$3,102,059	$2,491,595	$571,663	$(1,911,450)	$4,253,867

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$302	$56,617	$105,532	$(2,165)	$160,286
Income taxes payable	(177,857)	252,404	5,464	(1,624)	78,387
Current portion of long-term obligations	3,352	—	121,430	—	124,782
Cash dividends payable	14,902	—	—	—	14,902
Other current liabilities	61,312	114,255	148,295	(1,684)	322,178

Total current liabilities	(97,989)	423,276	380,721	(5,473)	700,535
Deferred revenue	—	90,673	—	—	90,673
Long-term debt	1,550,000	—	104,932	—	1,654,932
Other long-term obligations	2,700	1,309	161,651	(50,000)	115,660
Minority interest	—	—	44,469	(1,262)	43,207
Shareholders’ equity
Preferred stock	—	—	—	—	—
Common stock	169,681	7,494	210	(7,704)	169,681
Additional paid-in capital	962,415	593,831	10,048	(603,548)	962,746
Retained earnings	2,103,282	1,375,003	(131,540)	(1,243,463)	2,103,282
Accumulated other comprehensive earnings	363	9	1,172	—	1,544

	3,235,741	1,976,337	(120,110)	(1,854,715)	3,237,253
Less:
Treasury stock at cost	(1,588,393)	—	—	—	(1,588,393)

Total shareholders’ equity	1,647,348	1,976,337	(120,110)	(1,854,715)	1,648,860

Total liabilities and shareholders’ equity	$3,102,059	$2,491,595	$571,663	$(1,911,450)	$4,253,867

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

			Non-	Consolidating
	Mylan	Guarantor	Guarantor	and Eliminating
Three Months Ended June 30, 2007	Labs	Subs	Subs	Entries	Consolidated
(In thousands)

Revenues:
Net revenues	$—	$451,406	$100,472	$(9,169)	$542,709
Other revenues	—	3,612	—	—	3,612

Total revenues	—	455,018	100,472	(9,169)	546,321
Cost of sales	—	167,783	84,091	(2,261)	249,613

Gross profit	—	287,235	16,381	(6,908)	296,708

Operating expenses:
Research and development	2,555	27,412	8,273	(6,520)	31,720
Selling, general & administrative	37,994	22,048	16,872	—	76,914

Total operating expenses	40,549	49,460	25,145	(6,520)	108,634

(Loss) earnings from operations	(40,549)	237,775	(8,764)	(388)	188,074
Interest expense	17,926	—	4,993	—	22,919
Other (expense) income, net	(41,995)	674	3,525	(843)	(38,639)

(Loss) earnings before income taxes, minority interest and equity in earnings of subsidiaries	(100,470)	238,449	(10,232)	(1,231)	126,516
Provision for income taxes	(1,059)	50,136	262	(132)	49,207

(Loss) earnings before minority interest and equity in earnings of subsidiaries	(99,411)	188,313	(10,494)	(1,099)	77,309
Minority interest	—	—	(137)	—	(137)

(Loss) earnings before equity in earnings of subsidaries	(99,411)	188,313	(10,357)	(1,099)	77,446

Equity in earnings of subsidaries	179,138	(9,644)	1,131	(168,344)	2,281

Net earnings (loss)	$79,727	$178,669	$(9,226)	$(169,443)	$79,727

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

			Non-	Consolidating
	Mylan	Guarantor	Guarantor	and Eliminating
Three Months Ended June 30, 2006	Labs	Subs	Subs	Entries	Consolidated
(In thousands)

Revenues:
Net revenues	$—	$348,789	$—	$—	$348,789
Other revenues	—	7,351	—	—	7,351

Total revenues	—	356,140	—	—	356,140
Cost of sales	—	168,813	—	(873)	167,940

Gross profit	—	187,327	—	873	188,200

Operating expenses:
Research and development	2,591	18,634	—	—	21,225
Selling, general & administrative	29,665	19,646	515	—	49,826

Total operating expenses	32,256	38,280	515	—	71,051

(Loss) earnings from operations	(32,256)	149,047	(515)	873	117,149
Interest expense	10,359	—	—	—	10,359
Other income, net	3,934	256	1,229	(873)	4,546

(Loss) earnings before income taxes and equity in earnings of subsidiaries	(38,681)	149,303	714	—	111,336
Provision for income taxes	5,368	35,169	250	—	40,787

(Loss) earnings before equity in earnings of subsidaries	(44,049)	114,134	464	—	70,549
Equity in earnings of subsidaries	119,636	5,038	—	(119,636)	5,038

Net earnings	$75,587	$119,172	$464	$(119,636)	$75,587

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

			Non-
		Guarantor	Guarantor
Three Months Ended June 30, 2007	Mylan Labs	Subs	Subs	Eliminating	Consolidated
(In thousands)

Cash flows (used in) provided by operations:	$(35,376)	$105,657	$7,633	$6,637	$84,551

Cash flows from investing activities:
Capital expenditures	(3,566)	(17,740)	(6,563)	—	(27,869)
Purchase of marketable securities	(71,241)	—	(15,029)	—	(86,270)
Proceeds from sale of marketable securities	68,708	—	14,494	—	83,202
Other items, net	—	(693)	387	—	(306)

Net cash used in investing activities	(6,099)	(18,433)	(6,711)	—	(31,243)

Cash flows from financing activities:
Cash dividends paid	(14,902)	—	—	—	(14,902)
Excess tax benefit from stock-based compensation	2,082	—	—	—	2,082
Proceeds from exercise of stock options	5,094	—	987	—	6,081
Change in outstanding checks in excess of cash in disbursement accounts	—	18,008	—	—	18,008
Change in short-term borrowings, net	—	—	(3,824)	—	(3,824)
Other items, net	—	—	(1,572)	—	(1,572)
Transfer from (to) affiliates	131,354	(123,962)	(7,392)	—	—

Net cash provided by (used in) financing activities	123,628	(105,954)	(11,801)	—	5,873

Effect on cash of changes in exchange rates	—	—	4,011	—	4,011

Net increase (decrease) in cash and cash equivalents	82,153	(18,730)	(6,868)	6,637	63,192
Cash and cash equivalents — beginning of period	1,146,380	21,689	84,312	(16)	1,252,365

Cash and cash equivalents — end of period	$1,228,533	$2,959	$77,444	$6,621	$1,315,557

MYLAN LABORATORIES INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

			Non-
		Guarantor	Guarantor
Three Months Ended June 30, 2006	Mylan Labs	Subs	Subs	Eliminating	Consolidated
(In thousands)

Cash flows (used in) provided by operations:	$(39,004)	$138,127	$1,371	$(7,605)	$92,889

Cash flows from investing activities:
Capital expenditures	(2,064)	(25,653)	—	—	(27,717)
Purchase of marketable securities	—	(178,436)	(13,617)	—	(192,053)
Proceeds from sale of marketable securities	—	134,422	10,258	—	144,680
Other items, net	—	(159)	—	—	(159)

Net cash used in investing activities	(2,064)	(69,826)	(3,359)	—	(75,249)

Cash flows from financing activities:
Cash dividends paid	(12,605)	—	—	—	(12,605)
Payment of financing fees	(632)	—	—	—	(632)
Excess tax benefit from stock-based compensation	700	—	—	—	700
Proceeds from exercise of stock options	6,301	—	—	—	6,301
Change in outstanding checks in excess of cash in disbursement accounts	—	(7,605)	—	—	(7,605)
Transfer from (to) affiliates	52,836	(52,836)	—	—	—
Other items, net	—	—	—	—	—

Net cash provided by (used in) financing activities	46,600	(60,441)	—	—	(13,841)

Net increase (decrease) in cash and cash equivalents	5,532	7,860	(1,988)	(7,605)	3,799
Cash and cash equivalents — beginning of period	4,911	128,191	9,417	7,605	150,124

Cash and cash equivalents — end of period	$10,443	$136,051	$7,429	$—	$153,923

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the results of operations and financial condition of Mylan Laboratories Inc. and Subsidiaries (“the Company”, “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

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

Overview

Mylan’s financial results for the three months ended June 30, 2007, included total revenues of $546.3 million, net earnings of $79.7 million and earnings per diluted share of $0.32. Comparatively, the three months ended June 30, 2006, included total revenues of $356.1 million, net earnings of $75.6 million and earnings per diluted share of $0.35. This represents an increase of 53% in total revenues and 5% in net earnings and a decrease of 9% in earnings per diluted share when compared to the same prior year period. Since the first quarter of fiscal 2007, Mylan issued 26.2 million shares of its common stock in an equity offering in March 2007, and sold approximately 8.1 million shares to certain selling shareholders of Matrix Laboratories Limited (“Matrix”) in the acquisition, which was completed during the Company’s fourth quarter of fiscal 2007.

Included in diluted earnings per share for the first quarter of fiscal 2008 was a charge of $0.15 per diluted share with respect to a deal-contingent foreign currency option contract entered into with respect to the pending acquisition of Merck KGaA’s generic business (“Merck Generics”). On May 12, 2007, Mylan and Merck KGaA announced the signing of a definitive agreement under which Mylan, subject to regulatory review in the United States and other customary closing conditions, will acquire Merck Generics for €4.9 billion (approximately $6.7 billion) in an all-cash transaction. In conjunction with the Merck Generics transaction, Mylan entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure. The contract is contingent upon the closing of this acquisition, and the premium of approximately $121.9 million will be paid only upon such closing. The Company accounts for this instrument under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) (“SFAS No. 133”). This instrument does not qualify for hedge accounting treatment under SFAS No. 133 and, therefore, is adjusted to fair value at each reporting date with the change in the fair value of the instrument recorded in earnings.

With the addition of Matrix, Mylan now reports as two reportable segments, the “Mylan Segment” and the “Matrix Segment”. Additionally, certain general and administrative expenses, as well as litigation settlements, and non-operating income and expenses are reported in Corporate/Other. In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), information for earlier periods has been recast.

The Mylan Segment had total revenues of $455.0 million for the quarter ended June 30, 2007, and the Matrix Segment had total revenues of $91.3 million. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations”.

Results of Operations

Quarter Ended June 30, 2007, Compared to Quarter Ended June 30, 2006

Revenues and Gross Profit

Total revenues for the current quarter increased 53% or $190.2 million to $546.3 million compared to $356.1 million in the first quarter of fiscal 2007. Mylan Segment total revenues were $455.0 million, and Matrix Segment total revenues were $91.3 million.

For the Mylan Segment, net revenues for the current quarter increased by $102.6 million or 29% compared to the three months ended June 30, 2006, primarily as a result of the contribution from new products, partially offset by lower volume on existing products as a result of product mix. Pricing was relatively stable compared to the prior year.

New products in the first quarter of fiscal 2008 contributed net revenues of $124.7 million. Amlodipine accounted for $84.0 million of new product revenue, with oxybutynin and several other recent product launches comprising the remainder. Mylan launched amlodipine in the latter part of its fiscal 2007 fourth quarter. However, because of significant uncertainties surrounding the Food and Drug Administration’s approval of additional amlodipine abbreviated new drug applications (“ANDAs”) we were unable to reasonably estimate the amount of potential price adjustments that would occur as a result of the additional approvals. As a result, revenues on shipments of amlodipine are deferred until such uncertainties were resolved. Such uncertainties are resolved upon our customers’ sale of this product. There are currently 15 competitors with approved ANDAs to sell amlodipine, and the market dynamics continue to change. As such, these uncertainties continue to exist and Mylan continues to defer the recognition of amlodipine revenue until the uncertainties are resolved.

Fentanyl, which continues to be the only ANDA-approved, AB-rated generic alternative to Duragesic® on the market, accounted for approximately 16% of Mylan Segment net revenues for the three months ended June 30, 2007. For the Mylan Segment, total doses shipped increased from the same prior year period by approximately 4% to 3.6 billion doses on a year over year basis.

Net revenues for the Matrix Segment were $100.5 million, of which $91.3 million represented third-party sales. Approximately 65% of the Matrix Segment’s third-party net revenues comes from the sale of API and intermediates and approximately 25% mainly from the distribution of branded generic products in Europe. Intersegment revenue was derived from API sales to the Mylan Segment primarily in conjunction with the launch of amlodipine which is a vertically integrated product, as well as revenue earned through intersegment product development agreements.

Consolidated gross profit increased 58% or $108.5 million to $296.7 million from $188.2 million, and gross margins increased to 54.3% from 52.8%. Included in gross profit for the first quarter of fiscal 2008 were purchase accounting related items of approximately $14.9 million, which consisted of incremental amortization related to the intangible assets and the amortization of the inventory step-up associated with the Matrix acquisition. Excluding such items, consolidated gross margins were 57.0%.

For the Mylan Segment, gross profit was $289.2 million compared to $188.2 million, while gross margins increased to 63.6% from 52.8%. A significant portion of gross profit, as well as the increase in gross margins, was comprised of new products, including amlodipine and fentanyl. Fentanyl contributes margins well in excess of most other products in our portfolio, excluding new products. Absent any changes to market dynamics or significant new competition for fentanyl, the Company expects the product to continue to be a significant contributor to sales and gross profit. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity. As is typical in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products.

Operating Expenses

Consolidated research and development (“R&D”) expense for the current quarter was $31.7 million compared to $21.2 million for the same period in the prior year, which represents an increase of $10.5 million or 49%. Matrix Segment R&D expense was $8.3 million for the three months ended June 30, 2007. Excluding Matrix, R&D expense increased by $2.2 million or 10%. The Mylan Segment had R&D expense of $20.9 million for the current quarter compared to $18.6 million for the same period in the prior year. This increase is primarily the result of a higher number of clinical studies in fiscal 2008 compared to the prior year.

Selling, general and administrative (“SG&A”) expense for the current quarter was $76.9 million compared to $49.8 million for the same period in the prior year, an increase of $27.0 million or 54%. The Matrix Segment accounted for a majority of the increase, with SG&A expense of $16.5 million. The remainder of the increase was primarily the result of higher Corporate/Other SG&A which increased $7.8M or 22% to $43.4 million from $35.6 million. The increase to Corporate/Other SG&A is due to numerous factors including higher payroll and payroll related costs, increased depreciation expense and increased consulting costs.

Interest Expense

Interest expense for the three months ended June 30, 2007 totaled $22.9 million compared to $10.4 million for the same period of the prior year. The increase is the result of additional debt incurred after June 30, 2006, in order to fund a portion of the Matrix acquisition as well as debt assumed in the Matrix acquisition and the issuance of the Convertible Notes in March of 2007. Included in interest expense is a commitment fee on the Revolving Credit Facility and the amortization of financing fees.

Other (Expense) Income, net

Other (expense) income, net was $36.4 million of expense in the first quarter of fiscal 2008 compared to $9.6 million of income in the same prior year period. The decrease is primarily the result of a non-cash mark to market unrealized loss of $57.5 million recorded in the first quarter of fiscal 2008 on a deal-contingent foreign currency option contract entered into with respect to the pending acquisition of Merck Generics. The purpose of this foreign currency option contract is to mitigate any exchange rate risk. In accordance with SFAS No. 133, this derivative instrument is marked to market each period with any change in the fair value reported in current earnings.

Partially offsetting this charge within other (expense) income, net is interest income and income related to Mylan’s equity method investees. During the quarter ended June 30, 2007, the Company recorded income from its equity method investees of $2.3 million compared to $5.0 million in the same prior year period. During the quarter ended June 30, 2006, Mylan received a cash payment from Somerset Pharmaceuticals, Inc. (“Somerset”), of which we own a 50% equity interest, of approximately $5.5 million. The amount in excess of the carrying value of our investment in Somerset, approximately $5.0 million, was recorded as equity income.

Income Tax Expense

The company’s effective tax rate increased in the current quarter to 38.2% from 35.0% in the same period of the prior year. This increase is due primarily to the impact of losses in certain entities for which the Company could not recognize a tax benefit, which is expected to diminish over time.

Liquidity and Capital Resources

Cash flows from operating activities were $84.6 million for the three months ended June 30, 2007, resulting from net income and non-cash add-backs (including the mark to market loss on the foreign currency option contract), partially offset by the deferred tax benefit and changes in working capital items. In total, working capital as of June 30, 2007 was $1.8 billion compared to $1.7 billion at March 31, 2007. The most significant working capital items affecting cash were accounts receivable, which increased as a result of higher overall sales, including revenue recognized on amlodipine, and accounts payable which decreased as a result of the timing of payments.

Cash used in investing activities for the three months ended June 30, 2007, was $31.2 million. Of the Company’s $4.5 billion of total assets at June 30, 2007, $1.5 billion was held in cash, cash equivalents and marketable securities. Investments in marketable securities consist primarily of a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations. These investments are highly liquid and available for working capital needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

Cash provided by financing activities was $5.9 million for the three months ended June 30, 2007, consisting primarily of proceeds from the exercise of stock options of $6.1 million and an $18.0 million change in the amount of outstanding checks in excess of cash in our primary disbursement accounts. The Company utilizes a cash management system under which uncleared checks in excess of the cash balance in the bank account at the end of the reporting period are shown as a book cash overdraft. The Company transfers cash on an as-needed basis to fund clearing checks. The Company does not incur any financing charges with respect to this arrangement.

Partially offsetting these cash inflows were $14.9 million of cash dividends paid during the quarter. However, as announced on May 12, 2007, in conjunction with the contemplated acquisition of Merck Generics, the Company is suspending the dividend on its common stock.

On May 12, 2007, Mylan and Merck KGaA announced the signing of a definitive agreement under which Mylan, subject to regulatory review in the United States and other customary closing conditions, will acquire Merck’s Generics for €4.9 billion (approximately $6.7 billion) in an all-cash transaction. Mylan has obtained fully committed financing from Merrill Lynch, Citigroup, J.P. Morgan, and Goldman Sachs.

In conjunction with the Merck Generics transaction, the Company entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure. The contract is contingent upon the closing of this acquisition, and the premium of approximately $121.9 million will be paid only upon such closing.

The Company is involved in various legal proceedings that are considered normal to its business (see Note 13) to the Condensed Consolidated Financial Statements. While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

The Company is subject to market risk primarily from changes in the market values of investments in its marketable debt securities, interest rate risk from changes in interest rates associated with its long-term debt and foreign currency exchange rate risk as a result of its pending acquisition of Merck Generics.

Marketable Debt Securities

In addition to marketable debt and equity securities, investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.

The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007

Marketable debt securities	$172,440	$171,548
Marketable equity securities	2,445	2,659

	$174,885	$174,207

The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At June 30, 2007, the Company had invested $172.4 million in marketable debt securities, of which $22.2 million will mature within one year and $150.2 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $150.2 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $7.5 million change in marketable debt securities.

Long-Term Debt

On July 21, 2005, the Company issued $500.0 million in Senior Notes with fixed interest rates (which were exchanged for registered notes, as described previously) and, on July 24, 2006, entered into a five-year $700.0 million senior unsecured revolving credit facility (the “2006 Credit Facility”). On March 26, 2007, Mylan and its wholly-owned indirect subsidiary Euro Mylan B.V. (“Euro Mylan”) entered into a credit agreement with a syndicate of bank lenders for a $750.0 million senior unsecured credit facility (the “2007 Credit Facility”), including (i) a multicurrency revolving credit facility (the “Revolving Credit Facility”) in an aggregate amount of up to a U.S. Dollar equivalent of $300.0 million due July 24, 2011, and (ii) a term loan facility (the “Term Loan Facility”) denominated in U.S. Dollars in aggregate amount of up to $450.0 million due December 26, 2011. The Company borrowed $450.0 million under the Term Loan Facility and used the proceeds to repay the revolving loans outstanding under the Company’s existing 2006 Credit Facility. The interest rate in effect at June 30, 2007 on the outstanding borrowings under the Term Loan Facility was 6.07%.

On March 1, 2007, Mylan entered into a Purchase Agreement (the “Convertible Notes Purchase Agreement”) relating to the sale by the Company of $600.0 million aggregate principal amount of the Company’s 1.25% Senior Convertible Notes due 2012 (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 1.25% per year, accruing from March 7, 2007. Interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2007. The Convertible Notes will mature on March 15, 2012, subject to earlier repurchase or conversion. The Convertible Notes have an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $22.43 per share), subject to adjustment.

Matrix’s long-term debt included two term loan borrowings both of which are denominated in Euros. Matrix’s effective interest rate for these loans is Euro Interbank Offered Rate (Euribor) plus 110 basis points for the first facility (“Facility A”) of €82.50 million and Euribor plus 129 basis points for the second facility (“Facility B”) of €82.50 million for the period ended June 30, 2007. Subsequent to June 30, 2007, Facility A was repaid.

Generally, the fair market value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. As of June 30, 2007, the fair value of our Convertible Notes was approximately $581.4 million.

The carrying value of our Senior Notes, our Term Loan facility, and Matrix’s term loan borrowings approximated fair value. A 10% change in interest rates on the variable rate debt would result in a change in interest expense of approximately $3.9 million per year.

Deal-Contingent Foreign Currency Option Contract

In conjunction with the Merck Generics transaction, the Company entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure related to the Euro denominated purchase price. The contract is contingent upon the closing of this acquisition, and the premium of approximately $121.9 million will be paid only upon such closing. The value of the foreign currency option contract fluctuates depending on the value of the U.S. dollar compared to the Euro. On June 30, 2007, the mark to market value of this foreign currency option contract resulted in a loss of $57.5 million.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. During the three months ended June 30, 2007, the Company began utilizing SAP enterprise resource planning (“ERP”) system at Mylan Pharmaceuticals Inc. and its corporate offices. No other changes in the Company’s internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Omeprazole

In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of Mylan Labs, filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the FDA to manufacture, market and sell omeprazole delayed-release capsules and made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the U.S. Food and Drug Administration’s (“FDA”) “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Labs in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan Labs announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan Labs and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied. On May 31, 2007, the district court ruled in Mylan’s and Esteve’s favor by finding that the asserted patents were not infringed by Mylan’s/Esteve’s products. On July 18, 2007, Astra appealed the decision to the United States Court of Appeals for the Federal Circuit.

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

Beginning in September 2003, Mylan Labs, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan Labs, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the Florida, Idaho, South Carolina AG and Texas actions and the actions brought by various counties in New York, excluding the actions brought by Erie, Oswego and Schenectady counties, Mylan Labs, MPI and/or UDL have answered the respective complaints denying liability. Mylan Labs and its subsidiaries intend to defend each of these actions vigorously.

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

With our recently completed acquisition of Matrix and our planned acquisition of Merck Generics, Mylan’s operations extend or will extend to numerous countries outside the U.S. Operating globally exposes us to certain additional risks including, but not limited to:

•	compliance with a variety of national and local laws of countries in which we do business, including restrictions on the import and export of certain intermediates, drugs and technologies, and the risk that our competitors may have more experience with operations in such countries or with international operations generally;

•	difficulties integrating new facilities in different countries into our existing operations, as well as integrating employees that we hire in different countries into our existing corporate culture;

•	failing to fully achieve identified financial and operating synergies;

•	fluctuations in exchange rates for transactions conducted in currencies other than the U.S. dollar;

•	adverse changes in the economies in which we operate as a result of a slowdown in overall growth, a change in government or economic liberalization policies, or financial instability in other countries who influence the economies in which we operate, particularly emerging markets;

•	wage increases or rising inflation in other countries in which we operate or will operate;

•	natural disasters, including drought, floods and earthquakes in other countries in which we operate or will operate; and

•	communal disturbances, terrorist attacks, riots or regional hostilities in other countries in which we operate or will operate.

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

We plan to finance the acquisition of Merck Generics through significant new indebtedness, cash on hand, cash provided by operating activities, and borrowings under our credit facilities, which will reduce our cash available for other purposes, including the repayment of indebtedness.

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

We have grown very rapidly over the past few years and anticipate continuing our rapid expansion including the planned acquisition of Merck Generics, extending our processes, systems and people. We expect to make significant investments in additional personnel, systems and internal control processes to help manage the growing company. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage and support our rapid growth, there may be a material adverse effect on our business, financial position and results of operations, and the market value of our common stock to decline.

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

CHANGING THE FISCAL YEAR END INVOLVES INCREMENTAL WORK AND COMPLEXITIES AND RESULTS IN THE ACCELERATION OF CERTAIN DEADLINES. FAILURE TO MEET THESE ACCELERATED DEADLINES AND/OR ISSUES RESULTING FROM THE ADDITIONAL WORK AND COMPLEXITIES COULD IMPACT OUR RESULTS OF OPERATIONS AND CAUSE OUR STOCK TO DECLINE.

The Company has announced its current plans to change its fiscal year end from March 31st to December 31st. While the Board of Directors has not yet acted to change the bylaws to effect this change, the planned approach, once implemented, would involve significant incremental work as well as certain complexities and expedited deadlines. Among them are the need to reconfigure certain internal processes and systems, the acceleration of effectiveness testing for certain Sarbanes-Oxley compliance measures for Mylan and its subsidiaries, and accelerated external audit timing and reporting, including the potential impact of the pending Merck Generics acquisition. Issues may arise as a result of these additional complexities or expedited deadlines or we may fail to meet compliance requirements within these accelerated deadlines which could adversely affect our financial position and results of operations and could cause the market value of our common stock to decline.

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

During fiscal year 2007 the Company acquired a controlling stake in Matrix. For purposes of Management’s evaluation of our internal control over financial reporting as of March 31, 2007 we elected to exclude Matrix from the scope of management’s assessment as permitted by guidance provided by the Securities and Exchange Commission (“SEC”). This acquired business will be included in management’s assessment of the effectiveness of the Company’s internal controls over financial reporting in fiscal year 2008. If the Company fails to implement and maintain adequate internal controls at Matrix, it could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP. ANY FUTURE CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED OR NECESSARY REVISIONS TO PRIOR ESTIMATES, JUDGMENTS OR ASSUMPTIONS OR CHANGES IN ACCOUNTING STANDARDS COULD LEAD TO A RESTATEMENT OR REVISION TO PREVIOUSLY CONSOLIDATED FINANCIAL STATEMENTS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE. IN ADDITION, WE ARE NOT PROVIDING ESTIMATED EPS GUIDANCE FOR FISCAL YEAR 2008 AND CAUTION THAT INVESTORS SHOULD NOT RELY ON ESTIMATES MADE BY OTHERS.

The consolidated and condensed consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses (including acquired in process research and development) and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses (including acquired in process research and development) and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

On February 1, 2007, we announced that for fiscal 2008 we will not be providing detailed earnings guidance. Any third-party estimates of our expected earnings per share have been and will be made without our participation or endorsement. Because these estimates may be inaccurate, we caution against reliance upon them in making an investment decision.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1		Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.
3.2		Bylaws of the registrant, as amended to date, filed as Exhibit 3.1 to the Report of Form 8-K filed on February 22, 2005, and incorporated herein by reference.
4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4.2		Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
10.1		Share Purchase Agreement dated May 12, 2007 by and among Merck Generics Holding GmbH, Merck Internationale Beteilgung GmbH, Merck KGaA and the registrant, filed with the Report on Form 8-K filed with the SEC on May 17, 2007, and incorporated herein by reference.
10.2		Commitment Letter dated May 11, 2007, from Merrill Lynch Capital Corporation, Citigroup Global Markets, Inc., and Goldman Sachs Credit Partners, to the registrant.
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended June 30, 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Laboratories Inc.
(Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Vice Chairman and Chief Executive Officer

August 7, 2007

/s/  Edward J. Borkowski
Edward J. Borkowski
Chief Financial Officer
(Principal financial officer)

August 7, 2007

/s/  Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Vice President and Corporate Controller
(Principal accounting officer)

August 7, 2007

EXHIBIT INDEX

10.2	Commitment Letter dated May 11, 2007, from Merrill Lynch Capital Corporation, Citigroup Global Markets, Inc., and Goldman Sachs Credit Partners, to the registrant.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.