Form 10-Q
period 2007-09-30
MYLAN INC.
filed 2007-11-01
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-9114

MYLAN INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1211621
(State of incorporation)	(I.R.S. Employer Identification No.)

1500 Corporate Drive Canonsburg, Pennsylvania (Address of principal executive offices)	15317 (Zip Code)

(724) 514-1800
(Registrant’s telephone number, including area code)

Mylan Laboratories Inc.
(Former name, former address or formal fiscal year, if changed since last report)

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

Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 26, 2007
$0.50 par value	248,891,625

MYLAN INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
September 30, 2007

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1:	Financial Statements
	Condensed Consolidated Statements of Earnings — Three and Six Months Ended September 30, 2007 and 2006	3
	Condensed Consolidated Balance Sheets — September 30, 2007 and March 31, 2007	4
	Condensed Consolidated Statements of Cash Flows — Six Months Ended September 30, 2007 and 2006	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	29
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4:	Controls and Procedures	38

PART II. OTHER INFORMATION
Item 1:	Legal Proceedings	38
Item 1A:	Risk Factors	40
Item 4:	Submission of Matters to a Vote of Security Holders	58
Item 6:	Exhibits	58
SIGNATURES		60
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings

	Period Ended September 30,
	Three Months		Six Months
	2007	2006	2007	2006
	(Unaudited; in thousands, except per share amounts)

Revenues:
Net revenues	$472,400	$357,766	$1,015,109	$706,555
Other revenues	4,691	8,891	8,303	16,241

Total revenues	477,091	366,657	1,023,412	722,796
Cost of sales	255,450	170,567	505,063	338,506

Gross profit	221,641	196,090	518,349	384,290

Operating expenses:
Research and development	33,577	22,696	65,297	43,921
Selling, general and administrative	97,016	50,348	173,895	100,173
Litigation settlements, net	(848)	(11,500)	(813)	(11,500)

Total operating expenses	129,745	61,544	238,379	132,594

Earnings from operations	91,896	134,546	279,970	251,696
Interest expense	23,107	10,441	46,026	20,801
Other income (expense), net	166,832	(2,222)	130,474	7,362

Earnings before income taxes and minority interest	235,621	121,883	364,418	238,257
Provision for income taxes	88,498	44,342	137,705	85,129

Earnings before minority interest	147,123	77,541	226,713	153,128
Minority interest	(2,704)	—	(2,841)	—

Net earnings	$149,827	$77,541	$229,554	$153,128

Earnings per common share:
Basic	$0.60	$0.37	$0.92	$0.73

Diluted	$0.60	$0.36	$0.91	$0.71

Weighted average common shares outstanding:
Basic	248,660	210,999	248,569	210,477

Diluted	250,500	215,077	251,052	214,934

Cash dividend declared per common share:	$—	$0.06	$0.06	$0.12

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2007	March 31, 2007
	(Unaudited; in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,203,641	$1,252,365
Marketable securities	65,953	174,207
Accounts receivable, net	488,107	350,294
Inventories	430,538	429,111
Deferred income tax benefit	141,612	145,343
Prepaid expenses and other current assets	286,704	60,724

Total current assets	2,616,555	2,412,044
Property, plant and equipment, net	725,427	686,739
Intangible assets, net	334,547	352,780
Goodwill	614,770	612,742
Deferred income tax benefit	43,230	45,779
Other assets	142,044	143,783

Total assets	$4,476,573	$4,253,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$179,889	$160,286
Short-term borrowings	120,390	108,259
Income taxes payable	89,025	78,387
Current portion of other long-term obligations	29,929	124,782
Other current liabilities	346,956	228,821

Total current liabilities	766,189	700,535
Deferred revenue	100,366	90,673
Long-term debt	1,569,451	1,654,932
Other long-term obligations	41,183	29,760
Deferred income tax liability	78,288	85,900

Total liabilities	2,555,477	2,561,800

Minority interest	34,425	43,207

Shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000 Shares issued: none	—	—
Common stock — par value $0.50 per share
Shares authorized: 600,000,000 at September 30, 2007 and March 31, 2007	169,899	169,681
Shares issued: 339,798,357 at September 30, 2007 and 339,361,201 at March 31, 2007
Additional paid-in capital	986,482	962,746
Retained earnings	2,306,434	2,103,282
Accumulated other comprehensive earnings	12,130	1,544

	3,474,945	3,237,253
Less: Treasury stock — at cost
Shares: 90,963,658 at September 30, 2007 and 90,948,957 at March 31, 2007	1,588,274	1,588,393

Total shareholders’ equity	1,886,671	1,648,860

Total liabilities and shareholders’ equity	$4,476,573	$4,253,867

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended September 30,
	2007	2006
	(Unaudited;
	in thousands)

Cash flows from operating activities:
Net earnings	$229,554	$153,128
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	54,209	23,887
Stock-based compensation expense	10,441	12,835
Minority interest	(2,841)	—
Net income from equity method investees	(2,958)	(5,038)
Change in estimated sales allowances	56,090	19,919
Deferred income tax benefit (expense)	9,066	(7,687)
Other non-cash items, net	12,321	7,313
Litigation settlements, net	(813)	(11,500)
Receipts from litigation settlements, net	2,795	13,508
Gain on foreign currency option contract	(85,046)	—
Cash received from Somerset	—	5,500
Changes in operating assets and liabilities:
Accounts receivable	(186,470)	(36,609)
Inventories	7,089	(24,259)
Trade accounts payable	(6,665)	(8,180)
Income taxes	(7,806)	7,319
Deferred revenue	10,986	(8,504)
Other operating assets and liabilities, net	(11,228)	14,552

Net cash provided by operating activities	88,724	156,184

Cash flows from investing activities:
Capital expenditures	(57,349)	(49,798)
Purchase of marketable securities	(185,092)	(403,789)
Proceeds from sale of marketable securities	293,014	318,482
Other items, net	(3,347)	(896)

Net cash provided by (used in) investing activities	47,226	(136,001)

Cash flows from financing activities:
Cash dividends paid	(29,825)	(25,253)
Payment of financing fees	—	(1,782)
Excess tax benefit from stock-based compensation	2,164	3,353
Proceeds from exercise of stock options	7,203	21,704
Proceeds from long-term debt	—	187,000
Payments on long-term debt	(189,349)	(187,938)
Change in short-term borrowings, net	4,210
Change in outstanding checks in excess of cash in
disbursement accounts	18,008	(7,605)

Net cash used in financing activities	(187,589)	(10,521)

Effect on cash of changes in exchange rates	2,915	—

Net (decrease) increase in cash and cash equivalents	(48,724)	9,662
Cash and cash equivalents — beginning of period	1,252,365	150,124

Cash and cash equivalents — end of period	$1,203,641	$159,786

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited; dollars and euros in thousands, except share and per share amounts)

1.	General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (interim financial statements) of Mylan Inc. and subsidiaries (“Mylan” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

The interim results of operations for the three and six months ended September 30, 2007, and the interim cash flows for the six months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

On October 2, 2007, the Company amended its bylaws, to change the Company’s fiscal year from beginning April 1st and ending on March 31st, to beginning January 1st and ending on December 31st. As a result of this change, Mylan will be required to file a transition report on Form 10-K for the nine month period ending December 31, 2007 and will thereafter report based on its changed fiscal year.

The Company also amended its articles of incorporation to change its name from Mylan Laboratories Inc. to Mylan Inc., effective as of October 2, 2007.

Certain prior year amounts were reclassified to conform to the current year presentation. Such reclassifications had no impact on reported net earnings, earnings per share or shareholders’ equity.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales upon shipment when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three and six month periods ended September 30, 2007.

At March 31, 2007, as a result of significant uncertainties surrounding the Food and Drug Administration’s (“FDA’s”) approval of additional abbreviated new drug applications (“ANDAs”) with respect to a product launched by the Company in late March 2007, the Company was not able to reasonably estimate the amount of potential price adjustments that would occur as a result of the additional approvals. As a result, revenues on shipments of this product were deferred until such uncertainties were resolved. Initially, such uncertainties were considered to be resolved upon our customers’ sale of this product. During the quarter ended September 30, 2007, as a result of additional competition entering the market upon companies receiving final FDA approval, these uncertainties were resolved and the Company now believes that it is able to reasonably estimate the amount of potential price adjustments. Accordingly, all revenues on shipments previously deferred have been recognized and revenue is currently being recorded at the time of shipment as described above.

Accounts receivable are presented net of allowances relating to the provisions noted above. Such allowances were $454,881 and $404,687 as of September 30, 2007, and March 31, 2007. Other current liabilities include $57,769 and $51,873 at September 30, 2007 and March 31, 2007, for certain rebates and other adjustments that are payable to indirect customers.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

In August 2007, the FASB issued an exposure draft of a proposed FASB Staff Position (the “Proposed FSP”) reflecting new rules that would change the accounting treatment for certain convertible debt instruments, including our Senior Convertible Notes. Under the proposed new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Senior Convertible Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of the Senior Convertible Notes to their face amount as interest expense over the term of the Senior Convertible Notes. This Proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented (retrospective application). The Company is currently evaluating the proposed new rules and the impact of this Proposed FSP, if it should be adopted. However, if the Proposed FSP is adopted, we expect to have higher interest expense starting in 2008 due to the interest expense accretion, and prior period interest expense associated with the Senior Convertible Notes would also reflect higher than previously reported interest expense due to retrospective application.

4.	Acquisition of Generics Business of Merck KGaA

On May 12, 2007, Mylan and Merck KGaA announced the signing of a definitive agreement under which Mylan agreed to purchase Merck’s generic pharmaceutical business (“Merck Generics”) in an all-cash transaction. The definitive agreement was amended on October 1, 2007 to detail the final structure of the closing transactions and to identify certain assets to be transferred in connection with the purchase of Merck Generics. On October 2, 2007, Mylan completed its acquisition of Merck Generics and paid a preliminary purchase price of approximately €4,925,000 (approximately $6,992,000). The preliminary purchase price is subject to change as a result of a closing balance sheet audit and certain working capital and other adjustments. The purchase price is expected to be finalized by the end of the calendar year. Mylan will account for this transaction as a purchase under SFAS No. 141, Business Combinations (“SFAS No. 141”) and will consolidate the results of operations of Merck Generics from October 2, 2007. The final purchase price will be allocated to in-process research and development, assets acquired, and liabilities assumed. The Company expects to record a substantial charge in the quarter ended December 31, 2007 related to the acquired in-process research and development. In order to finance the acquisition, the Company used cash on hand and entered into several new borrowing arrangements subsequent to September 30, 2007. See Note 9 for further discussion.

In conjunction with the acquisition of Merck Generics, Mylan entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure related to the Euro-denominated purchase price. The contract was contingent upon the closing of the acquisition, and included a premium of $121,892, which was paid upon such closing on October 2, 2007. This premium was included within other current liabilities as of September 30, 2007. The value of the foreign currency option contract fluctuated depending on the value of the

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

U.S. dollar compared to the Euro. The Company accounted for this instrument under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This instrument did not qualify for hedge accounting treatment under SFAS No. 133 and therefore was required to be adjusted to fair value with the change in the fair value of the instrument recorded in current earnings. The Company recorded a non-cash, unrealized gain of $142,532 and $85,046 (net of the premium), for the three and six month periods ended September 30, 2007, respectively, related to the deal-contingent foreign currency option contract. These amounts are included in other income (expense), net in the Condensed Consolidated Statement of Earnings for both periods. The fair value of this contract at September 30, 2007 is included in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. In conjunction with the closing on October 2, 2007 of the acquisition of Merck Generics, this foreign currency option contract was settled (net of the premium) and Mylan received a cash payment of $85,046.

5.	Stock-Based Incentive Plan

Mylan’s shareholders approved the Mylan Laboratories Inc. 2003 Long-Term Incentive Plan on July 25, 2003, and approved certain amendments on July 28, 2006 (as amended, the “2003 Plan”). Under the 2003 Plan, 22,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock- based awards and short-term cash awards. Awards are granted at the fair value of the shares underlying the options at the date of the grant and generally become exercisable over periods ranging from three to four years and generally expire in ten years.

Upon approval of the 2003 Plan, the Mylan Laboratories Inc. 1997 Incentive Stock Option Plan (the “1997 Plan”) was frozen, and no further grants of stock options will be made under that plan. However, there are stock options outstanding from the 1997 Plan, expired plans and other plans assumed through acquisitions.

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	under Option	per Share

Outstanding at March 31, 2007	17,647,728	$16.17
Options granted	3,641,792	15.91
Options exercised	(437,838)	13.29
Options forfeited	(252,399)	17.65

Outstanding at September 30, 2007	20,599,283	$16.18

Vested and expected to vest at September 30, 2007	20,087,287	$16.15

Options exercisable at September 30, 2007	12,652,979	$15.31

As of September 30, 2007, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.44 years, 6.38 years and 5.13 years, respectively. Also at September 30, 2007, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $25,813, $25,770, and $25,230, respectively.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of September 30, 2007 and the changes during the six month period ended September 30, 2007, is presented below:

		Weighted Average
	Number of	Grant-Date
	Restricted	Fair Value
Restricted Stock Awards	Stock Awards	per Share

Nonvested at March 31, 2007	211,316	$23.10
Granted	1,014,404	15.80
Released	—	—
Forfeited	(19,714)	21.37

Nonvested at September 30, 2007	1,206,006	$16.99

As of September 30, 2007, the Company had $44,982 of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 2.28 years. The total intrinsic value of options exercised during the three and six month periods ended September 30, 2007 were $782 and $3,160. The total fair value of all options which vested during the three and six month periods ended September 30, 2007, was $17 and $21,407.

6.	Balance Sheet Components

Selected balance sheet components consist of the following:

	September 30,	March 31,
	2007	2007

Inventories:
Raw materials	$161,278	$148,109
Work in process	90,391	95,655
Finished goods	178,869	185,347

	$430,538	$429,111

Property, plant and equipment:
Land and improvements	$30,658	$29,850
Buildings and improvements	344,728	297,505
Machinery and equipment	544,438	471,990
Construction in progress	90,389	141,301

	1,010,213	940,646
Less: accumulated depreciation	284,786	253,907

	$725,427	$686,739

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

	September 30,	March 31,
	2007	2007

Other current liabilities:
Payroll and employee benefit plan accruals	$55,700	$47,282
Accrued rebates	57,769	51,873
Royalties	11,335	15,215
Deferred revenue	17,806	17,675
Accrued interest	5,258	4,575
Legal and professional	18,217	40,095
Foreign currency option contract	121,892	—
Other	58,979	52,106

Total	$346,956	$228,821

7.	Earnings per Common Share

Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the period adjusted for the dilutive effect of stock options and restricted stock outstanding. The effect of dilutive stock options and restricted stock awards outstanding on the weighted average number of common shares outstanding was 1,840,000 and 4,078,000 for the three months ended September 30, 2007 and 2006, and 2,483,000 and 4,457,000 for the six months ended September 30, 2007 and 2006.

Stock options or restricted stock awards representing 13,821,000 and 2,167,000 shares of common stock were outstanding as of September 30, 2007 and 2006, but were not included in the computation of diluted earnings per share for the three months then ended because to do so would have been anti-dilutive.

8.	Goodwill and Intangible Assets

A rollforward of goodwill from March 31, 2007 to September 30, 2007 is as follows:

Total

Goodwill balance at March 31, 2007	$612,742
Foreign currency translation and other	2,028

Goodwill balance at September 30, 2007	$614,770

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(years)	Cost	Amortization	Value

September 30, 2007
Amortized intangible assets:
Patents and technologies	20	$118,926	$64,008	$54,918
Product rights and licenses	8	372,599	107,122	265,477
Other	14	22,489	9,120	13,369

		$514,014	$180,250	333,764

Intangible assets no longer subject to amortization:
Trademarks				783

				$334,547

March 31, 2007
Amortized intangible assets:
Patents and technologies	20	$118,927	$61,000	$57,927
Product rights and licenses	8	367,805	86,349	281,456
Other	14	20,821	8,207	12,614

		$507,553	$155,556	351,997

Intangible assets no longer subject to amortization:
Trademarks				783

				$352,780

Amortization expense for the six months ended September 30, 2007, and 2006, was $24,234 and $6,703. As discussed in Note 1, on October 2, 2007, the Company changed its fiscal year end to December 31. Amortization expense is expected to be $36,105 for the nine month transition period ended December 31, 2007 and $46,247, $43,766, $43,320 and $37,429 for calendar years 2008 through 2011, respectively. This excludes expected additional amortization expense related to the Merck Generics acquisition, which has yet to be determined.

9.	Long-Term Debt

A summary of long-term debt is as follows:

	September 30	March 31
	2007	2007

Senior Notes(A)	$500,000	$500,000
Credit Facilities(B)	450,000	450,000
Senior Convertible Notes(C)	600,000	600,000
Matrix Facility Loans(D)	46,028	226,362

	1,596,028	1,776,362
Less: Current portion	26,577	121,430

Total long-term debt	$1,569,451	$1,654,932

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(A)	On August 31, 2007, the Company launched tender offers to purchase for cash any and all of its outstanding 5.750% Senior Notes due 2010 (the “2010 Notes”) and 6.375% Senior Notes due 2015 (the “2015 Notes” and collectively the “Senior Notes”) as well as consent solicitations to eliminate various affirmative and negative covenants and events of default contained in the indentures for the Senior Notes, pursuant to the terms of the Offer to Purchase and Consent Solicitation Statement and related Letter of Instructions (the “Offer to Purchase”). The holders of the Senior Notes could not tender their Senior Notes without delivering their consent and could not deliver a consent without tendering their Senior Notes. The tender offers and solicitations were made as part of a broader strategy to establish its new global capital structure and in preparation for the consummation of the acquisition of Merck Generics.

Each of the tender offers expired at 10:00 a.m., New York City time, on October 2, 2007, (the “Expiration Time”). Holders who validly tendered their Senior Notes after the Consent Payment Deadline and on or prior to the Expiration Time received the total consideration applicable to the Senior Notes tendered less the consent payment, plus accrued and unpaid interest to, but not including, the Settlement Date.

As of the Expiration Time, approximately $147,500 in aggregate principal amount of the 2010 Notes, representing 98.31% of the outstanding 2010 Notes, and $349,800 in aggregate principal amount of the 2015 Notes, representing 99.95% of the outstanding 2015 Notes, were tendered. On October 2, 2007, $497,300 of the Senior Notes were accepted for purchase and paid for by Mylan in conjunction with the acquisition of Merck Generics. In addition, the amendments that were the subject of the consent solicitations were adopted, thereby eliminating various affirmative and negative covenants and events of default contained in the indentures for the Senior Notes.

(B)	The Credit Facilities were repaid in conjunction with the closing of the Merck Generics acquisition.

On October 2, 2007, the Company entered into a credit agreement (the “Senior Credit Agreement”) among the Company, a wholly-owned European subsidiary (the “Euro Borrower”), certain lenders and JPMorgan Chase Bank, National Association, as Administrative Agent, pursuant to which the Company borrowed $500,000 in Tranche A Term Loans (the “U.S. Tranche A Term Loans”) and $2,000,000 in Tranche B Term Loan (the “U.S. Tranche B Term Loans”), and the Euro Borrower borrowed approximately €1,130,702 ($1,600,000) in Euro Term Loans (the “Euro Term Loans” and, together with the U.S. Tranche A Term Loans and the U.S. Tranche B Term Loans, the “Term Loans”). The proceeds of the Term Loans were used (1) to pay a portion of the consideration for the acquisition of Merck Generics, (2) to refinance the 2007 credit facility and the 2006 credit facility, (together the “Existing Credit Agreements”), by and among the Company, the lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent, (3) to purchase the Senior Notes tendered pursuant to the cash tender offers therefore and (4) to pay a portion of the fees and expenses in respect of the foregoing transactions (collectively, the “Transactions”). The termination of the Existing Credit Agreements was concurrent with, and contingent upon, the effectiveness of the Senior Credit Agreement. The Senior Credit Agreement also contains a $750,000 revolving facility (the “Revolving Facility” and, together with the Term Loans, the “Senior Credit Facilities”) under which either the Company or the Euro Borrower may obtain extensions of credit, subject to the satisfaction of specified conditions. In conjunction with the closing of the Merck Generics acquisition the Company borrowed $325,000 under the Revolving Facility. The Revolving Facility includes a $100,000 subfacility for the issuance of letters of credit and a $50,000 subfacility for swingline borrowings. Borrowings under the Revolving Facility are available in U.S. dollars, Euro, Pounds sterling, Yen or other currencies that may be agreed. The Euro Term Loans are guaranteed by the Company and the Senior Credit Facilities are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The Senior Credit Facilities are also secured by a pledge of the capital stock of substantially all direct subsidiaries of the Company and the Guarantors (limited to 65% of outstanding voting stock of foreign holding companies and any foreign subsidiaries) and substantially all of the other tangible and intangible property and assets of the Company and the Guarantors.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The U.S. Tranche A Term Loans and the U.S. Tranche B Term Loans currently bear interest at LIBOR (determined in accordance with the Senior Credit Agreement) plus 3.25% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the Senior Credit Agreement) plus 2.25% per annum. The Euro Term Loans currently bear interest at the Euro Interbank Offered Rate (“EURIBO”)(determined in accordance with the Senior Credit Agreement) plus 3.25% per annum. Borrowings under the Revolving Facility currently bear interest at LIBOR (or EURIBO, in the case of borrowings denominated in Euro) plus 2.75% per annum, if the Company chooses to make LIBOR (or EURIBO, in the case of borrowings denominated in Euro) borrowings, or at a base rate plus 1.75% per annum. Under the terms of the Senior Credit Agreement, the applicable margins over LIBOR, EURIBO or the base rate may be increased based on the Company’s initial corporate rating following the date of the Senior Credit Agreement. The applicable margins over LIBOR, EURIBO or the base rate for the Revolving Facility and the U.S. Tranche A Term Loans can fluctuate based on a calculation of the Company’s Consolidated Leverage Ratio as defined in the Senior Credit Agreement. The Company also pays a facility fee on the entire amount of the Revolving Facility. The facility fee is currently 0.50% per annum, but can decrease to 0.375% per annum based on the Company’s Consolidated Leverage Ratio.

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness (including the Interim Credit Agreement described below) and changes in lines of business. The Senior Credit Agreement contains financial covenants requiring maintenance of a minimum interest coverage ratio and a senior leverage ratio, both of which are defined within the agreement. These financial covenants are not tested earlier than the quarter ended June 30, 2008.

The Senior Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among other things, defaults related to payment failures, failure to comply with covenants, misrepresentations, defaults or the occurrence of a “change of control” under other material indebtedness, bankruptcy and related events, material judgments, certain events related to pension plans, specified changes in control of the Company and invalidity of guarantee and security agreements. If an event of default occurs under the Senior Credit Agreement, the lenders may, among other things, terminate their commitments, declare immediately payable all borrowings and foreclose on the collateral.

The U.S. Tranche A Term Loans mature on October 2, 2013. The U.S. Tranche A Term Loans require amortization payments of $6,250 per quarter in 2008, $12,500 per quarter in 2009, $18,500 per quarter in 2010, $25,000 per quarter in 2011, $31,250 per quarter in 2012 and $31,250 per quarter in 2013. The U.S. Tranche B Term Loans and the Euro Term Loans mature on October 2, 2014. The U.S. Tranche B Term Loans and the Euro Term Loans amortize quarterly at the rate of 1.0% per annum beginning in 2008. The Senior Credit Agreement requires prepayments of the Term Loans with (1) up to 50% of Excess Cash Flow, as defined within the Senior Credit Agreement, beginning in 2009, with reductions based on the Company’s Consolidated Leverage Ratio, (2) the proceeds from certain asset sales and casualty events, unless the Company’s Consolidated Leverage Ratio is equal to or less than 3.5 to 1.0, and (3) the proceeds from certain issuances of indebtedness not permitted by the Senior Credit Agreement. Amounts drawn on the Revolving Facility become due and payable on October 2, 2013. The Term Loans and amounts drawn on the Revolving Facility may be voluntarily prepaid without penalty or premium.

In addition, on October 2, 2007, the Company entered into a credit agreement (the “Interim Credit Agreement”) among the Company, certain lenders and Merrill Lynch Capital Corporation, as Administrative Agent, pursuant to which the Company borrowed $2,850,000 in term loans (the “Interim Term Loans”). The

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

proceeds of the Interim Term Loans were used to finance in part the Transactions. The Interim Term Loans are unsecured and are guaranteed by substantially all of the Company’s domestic subsidiaries.

The Interim Term Loans currently bear interest at LIBOR (determined in accordance with the Interim Credit Agreement) plus 4.50% per annum. The interest rate increases by 0.50% per annum on any Interim Term Loans that remain outstanding six months after the closing date and thereafter increases by 0.25% per annum every three months (up to a maximum of 11.25% per annum).

The Interim Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business of insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments of any subordinated indebtedness and changes in our lines of business. In addition, the arrangers of the Interim Term Loans have the right to request, on not more than two occasions between six months and one year after the closing date, that the Company use commercially reasonable efforts to issue and sell debt securities that will generate proceeds sufficient to refinance the Interim Term Loans.

The Interim Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among other things, defaults related to payment failures, failure to comply with covenants, misrepresentations, acceleration of other indebtedness, bankruptcy and related events, material judgments and certain events related to pension plans. If an event of default occurs under the Interim Credit Agreement, the lenders may, among other things, declare the Interim Term Loans immediately due and payable.

The Interim Term Loans have an initial maturity date of October 2, 2008; however as long as there is no bankruptcy or payment event of default as of such date, the maturity may be extended to October 2, 2017. The Interim Term Loans do not require amortization payments. The Interim Credit Agreement requires prepayments of the Interim Term Loans (1) with the proceeds from certain asset sales and casualty events, (2) with the proceeds from certain issuances of equity or indebtedness and (3) upon the occurrence of specified changes in control of the Company. The Interim Term Loans may be voluntarily prepaid without penalty or premium.

On and after October 2, 2008, the lenders have the option to convert any remaining outstanding Interim Term Loans into exchange notes. The exchange notes have affirmative and negative covenants and events of default which are similar to those under the Interim Term Loans but include certain additional exceptions and modifications. In addition, the exchange notes are not required to be prepaid in all the circumstances in which prepayments are required on the Interim Term Loans. The interest rate for exchange notes can be fixed in connection with a transfer of such notes. The Company is obligated to provide for registration of the exchange notes under the securities laws. In addition, on October 2, 2008, the affirmative and negative covenants, default provisions, prepayment provisions and certain other provisions in the Interim Credit Agreement are automatically amended so as to conform to the provisions for the exchange notes.

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

On March 1, 2007, concurrently with the sale of the Convertible Notes, Mylan entered into a convertible note hedge transaction, comprised of a purchased call option, and two warrant transactions with each of Merrill Lynch International, an affiliate of Merrill Lynch, and JPMorgan Chase Bank, National Association, London Branch, an affiliate of JPMorgan, each of which the Company refers to as a counterparty. The net cost of the transactions was approximately $80,600. The purchased call options will cover approximately 26,755,853 shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the Convertible Notes. Concurrently with entering into the purchased call options, the Company entered into warrant transactions with the counterparties. Pursuant to the warrant transactions, the Company will sell to the counterparties warrants to purchase in the aggregate approximately 26,755,853 shares of Mylan common stock, subject to customary anti-dilution adjustments. The warrants may not be exercised prior to the maturity of the Convertible Notes, subject to certain limited exceptions.

The purchased call options are expected to reduce the potential dilution upon conversion of the Convertible Notes in the event that the market value per share of Mylan common stock at the time of exercise is greater than approximately $22.43, which corresponds to the initial conversion price of the Convertible Notes. The sold warrants have an exercise price that is 60.0% higher than the price per share of $19.50 at which the Company offered common stock in a concurrent equity offering. If the market price per share of Mylan common stock at the time of conversion of any Convertible Notes is above the strike price of the purchased call options, the purchased call options will, in most cases, entitle the Company to receive from the counterparties in the aggregate the same number of shares of our common stock as the Company would be required to issue to the holder of the converted Convertible Notes. Additionally, if the market price of Mylan common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants, the Company will owe the counterparties an aggregate of approximately 26,755,853 shares of Mylan common stock. The purchased call options and sold warrants may be settled for cash at the Company’s election.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Convertible Notes, and will not affect the holders’ rights under the Convertible Notes. Holders of the Convertible Notes will not have any rights with respect to the purchased call options or the sold warrants. The purchased call options and sold warrants meet the definition of derivatives under SFAS No. 133 (as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS No. 138”) and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”)). However, because these instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock) and have been recorded in stockholders’ equity in the Company’s Condensed Consolidated Balance Sheet (as determined under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock) the instruments are exempted out of the scope of SFAS No. 133 and are not subject to the mark to market provisions of that standard.

(D)	Matrix’s borrowings consisted primarily of two Euro-denominated Facilities (“Facility A” and “Facility B”). On July 5, 2007, Facility A was repaid in the amount of €82,500. Matrix’s effective interest rate for Facility B was EURIBO plus 129 basis points, or 5.66% at September 30, 2007. Facility B is payable over three years in semi-annual installments beginning in October 2007. On September 30, 2007, Matrix paid €50,000 on Facility B reducing the principal amount of the loan to €32,500. These loans were collateralized by the pledge of certain of Matrix subsidiaries’ shares and by a Matrix corporate guarantee to ABN Amro Bank NV.

All financing fees associated with the Company’s borrowings are being amortized over the life of the related debt. The total unamortized amounts of $23,763 and $26,801 are included in other assets in the Condensed Consolidated Balance Sheets at September 30, 2007 and March 31, 2007.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

In conjunction with the refinancing of debt, approximately $12,100 of deferred financing fees were written off for the Senior Notes and Credit Facilities on October 2, 2007. There was also a tender offer premium to the Senior Notes holders made in the amount of $32,082. In conjunction with the new financing for the Merck Generics acquisition, Mylan incurred approximately $129,800 in financing fees. Certain of these fees incurred for the interim Bridge loan and the Term A and B loans may be refundable.

At September 30, 2007 and March 31, 2007, the fair value of the Convertible Notes was approximately $561,000 and $640,400, respectively.

10.	Comprehensive Earnings

Comprehensive earnings consists of the following:

	Three Months Ended September 30,
	2007		2006

Net earnings		$149,827		$77,541
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments		1,148		—
Unrecognized losses and prior service cost related to post-retirement plans		170		—
Unrealized gains (losses) on securities
Net unrealized gain (losses) on marketable securities	870		(18)
Less: Reclassification for losses included in net earnings	(344)	526	(5)	(23)

Other comprehensive earnings (loss), net of tax:		1,844		(23)

Comprehensive earnings, net of tax		$151,671		$77,518

	Six Months Ended September 30,
	2007		2006

Net earnings		$229,554		$153,128
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments		11,082		—
Unrecognized losses and prior service cost related to post-retirement plans		340		—
Unrealized losses on securities
Net unrealized losses on marketable securities	(732)		(916)
Less: Reclassification for losses included in net earnings	(104)	(836)	730	(186)

Other comprehensive earnings (loss), net of tax:		10,586		(186)

Comprehensive earnings, net of tax		$240,140		$152,942

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised of the following:

	September 30,	March 31,
	2007	2007

Net unrealized gain on marketable securities	$714	$1,550
Change in unrecognized losses and prior service cost related to post-retirement plans	(932)	(1,272)
Foreign currency translation adjustments	12,348	1,266

Accumulated other comprehensive income	$12,130	$1,544

11.	Income Taxes

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

As of April 1, 2007, after the implementation of FIN 48, the Company’s liability for unrecognized tax benefits was $42,900, excluding liabilities for interest and penalties. If the Company were to recognize these benefits, the effective tax rate would reflect a favorable net impact of $33,000. In addition, at April 1, 2007, liabilities for accrued interest and penalties relating to the unrecognized tax benefits totaled $6,300. As of September 30, 2007, the Company’s Condensed Consolidated Balance Sheet reflects a liability for unrecognized tax benefits of $38,329, excluding liabilities for interest and penalties. Accrued interest and penalties included in the Condensed Consolidated Balance Sheet were $6,850 as of September 30, 2007.

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K. Intersegment revenues are accounted for at current market values.

The table below presents segment information for the three and six months ended September 30, 2007 and 2006 and provides a reconciliation of segment information to total consolidated information. For the Mylan and Matrix Segments, segment earnings from operations (“Segment profitability (loss)”) represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses.

	Mylan	Matrix	Corporate/Other(1)	Consolidated

Three Months Ended September 30, 2007
Intersegment revenues	$—	$6,165	$(6,165)	$—
Third-party net revenues	392,353	80,047	—	472,400
Segment profitability (loss)	170,174	(13,502)	(64,776)	91,896

	Mylan	Matrix	Corporate/Other(1)	Consolidated

Six Months Ended September 30, 2007
Intersegment revenues	$—	$15,334	$(15,334)	$—
Third-party net revenues	843,759	171,350	—	1,015,109
Segment profitability (loss)	421,484	(30,785)	(110,729)	279,970

	Mylan	Matrix	Corporate/Other(1)	Consolidated

Three Months Ended September 30, 2006
Intersegment revenues	$—	$—	$—	$—
Third-party net revenues	357,766	—	—	357,766
Segment profitability (loss)	161,630	—	(27,084)	134,546

	Mylan	Matrix	Corporate/Other(1)	Consolidated

Six Months Ended September 30, 2006
Intersegment revenues	$—	$—	$—	$—
Third-party net revenues	706,555	—	—	706,555
Segment profitability (loss)	316,928	—	(65,232)	251,696

(1)	Includes corporate overhead, intercompany eliminations and charges not directly attributable to segments.

13.	Contingencies

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

Omeprazole

In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules and made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

filed suit against MPI and Mylan Inc. (“Mylan”) in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied. On May 31, 2007, the district court ruled in Mylan’s and Esteve’s favor by finding that the asserted patents were not infringed by Mylan’s/Esteve’s products. On July 18, 2007, AstraZeneca appealed the decision to the United States Court of Appeals for the Federal Circuit.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan Inc. and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12,000 which has been accrued for by the Company. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier and broker for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. In post-trial filings, the plaintiffs have requested that the verdict be trebled. Plaintiffs are also seeking an award of attorneys’ fees, litigation costs and interest on the judgment in unspecified amounts. In total, the plaintiffs have moved for judgments that could result in a liability of approximately $69,000 for Mylan (not including the request for attorney’s fees and costs). The Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied. A hearing on the pending post-trial motions took place on February 28, 2007. The Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.

Pricing and Medicaid Litigation

On June 26, 2003, MPI and UDL Laboratories Inc. (“UDL”) received requests from the U.S. House of Representatives Energy and Commerce Committee (the “Committee”) seeking information about certain products sold by MPI and UDL in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. MPI and UDL cooperated with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ attorneys general (“AG”) have also sent letters to MPI, UDL and Mylan Bertek, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.

Beginning in September 2003, Mylan, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa,

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the Florida, Iowa, Idaho, South Carolina and Utah AG actions and the actions brought by various counties in New York, excluding the actions brought by Erie, Oswego and Schenectady counties, Mylan, MPI and/or UDL have answered the respective complaints denying liability. Mylan and its subsidiaries intend to defend each of these actions vigorously.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. MPI is cooperating fully with the government’s investigation.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending, with the exception of the third party payor action, in which Mylan’s response to the complaint is not due until the motions filed in the other cases have been decided. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies Inc. (MTI) pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan is cooperating fully with the government’s investigation and its outstanding requests for information.

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

Each of the Company’s wholly-owned domestic subsidiaries as of September 30, 2007, except a captive insurance company, has guaranteed, on a full, unconditional and joint and several basis, the Company’s performance under the Senior Notes (collectively, “the Guarantor Subsidiaries”). Matrix is not a guarantor of the Senior Notes. As of September 30, 2007, there were certain restrictions under the Senior Notes indenture on the ability of the Company and the Guarantor Subsidiaries to receive or distribute funds in the form of cash dividends, loans or advances. As disclosed in Note 9, as a result of the tender offers substantially all of the Senior Notes were purchased and such restrictive covenants have been eliminated. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

			Non-	Consolidating
	Mylan	Guarantor	Guarantor	and Eliminatnig
	Labs	Subs	Subs	Entries	Consolidated

September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$1,169,532	$10,188	$23,921	$—	$1,203,641
Marketable securities	35,250	—	30,703	—	65,953
Accounts receivable, net	77,838	391,516	98,264	(79,511)	488,107
Inventories	—	317,442	114,054	(958)	430,538
Deferred income tax benefit	(24,210)	163,276	2,546	—	141,612
Prepaid expenses and other current assets	346,803	11,995	48,809	(120,903)	286,704

Total current assets	1,605,213	894,417	318,297	(201,372)	2,616,555
Intercompany receivables, net	(554,484)	1,154,346	(776,911)	177,049	—
Property, plant and equipment, net	78,918	468,218	178,291	—	725,427
Intangible assets, net	—	82,824	251,723	—	334,547
Goodwill	—	102,578	512,192	—	614,770
Deferred income tax benefit	42,564	—	666	—	43,230
Other assets	66,573	8,962	66,509	—	142,044
Investments in subsidiaries	2,303,126	—	—	(2,303,126)	—

Total assets	$3,541,910	$2,711,345	$550,767	$(2,327,449)	$4,476,573

Liabilities and shareholders’ equity
Current liabilities:
Trade accounts payable	$362	$50,444	$129,531	$(448)	$179,889
Short-term borrowings	—	—	120,390	—	120,390
Income taxes payable	(82,338)	166,517	6,238	(1,392)	89,025
Current portion of other long-term obligations	3,352	—	26,577	—	29,929
Other current liabilities	194,415	118,941	33,600	—	346,956

Total current liabilities	115,791	335,902	316,336	(1,840)	766,189
Deferred revenue	—	100,366	—	—	100,366
Long-term debt	1,550,000	—	211,677	(192,226)	1,569,451
Other long-term obligations	20,332	4,636	16,637	(422)	41,183
Deferred income tax liability	(17,553)	(3,491)	99,332	—	78,288

Total liabilities	1,668,570	437,413	643,982	(194,488)	2,555,477

Minority interest	—	—	34,861	(436)	34,425

Shareholders’ equity Preferred stock	—	—	—	—	—
Common stock	169,899	7,494	210	(7,704)	169,899
Additional paid-in capital	985,351	600,175	10,849	(609,893)	986,482
Retained earnings	2,306,435	1,666,273	(151,346)	(1,514,928)	2,306,434
Accumulated other comprehensive earnings	(71)	(10)	12,211	—	12,130

	3,461,614	2,273,932	(128,076)	(2,132,525)	3,474,945
Less treasury stock — at cost	1,588,274	—	—	—	1,588,274

Total shareholders’ equity	1,873,340	2,273,932	(128,076)	(2,132,525)	1,886,671

Total liabilities and shareholders’ equity	$3,541,910	$2,711,345	$550,767	$(2,327,449)	$4,476,573

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

			Non-	Consolidating
	Mylan	Guarantor	Guarantor	and Eliminating
	Labs	Subs	Subs	Entries	Consolidated

March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,146,380	$21,689	$84,312	$(16)	$1,252,365
Marketable securities	143,220	—	30,987	—	174,207
Accounts receivable, net	10,708	262,024	79,712	(2,150)	350,294
Inventories	—	324,767	108,096	(3,752)	429,111
Other current assets	5,400	158,488	47,129	(4,950)	206,067

Total current assets	1,305,708	766,968	350,236	(10,868)	2,412,044
Intercompany receivables, net	(390,417)	1,009,683	(776,231)	156,965	—
Property, plant and equipment, net	16,741	510,853	159,145	—	686,739
Intangible assets, net	—	89,321	263,459	—	352,780
Goodwill	—	102,579	510,163	—	612,742
Other assets	162,480	12,191	64,891	(50,000)	189,562
Investments in subsidiaries	2,007,547	—	—	(2,007,547)	—

Total assets	$3,102,059	$2,491,595	$571,663	$(1,911,450)	$4,253,867

Liabilities and shareholders’ equity Current liabilities:
Trade accounts payable	$302	$56,617	$105,532	$(2,165)	$160,286
Short-term borrowings	—	—	108,259	—	108,259
Income taxes payable	(177,857)	252,404	5,464	(1,624)	78,387
Current portion of other long-term obligations	3,352	—	121,430	—	124,782
Other current liabilities	76,214	114,255	40,036	(1,684)	228,821

Total current liabilities	(97,989)	423,276	380,721	(5,473)	700,535
Deferred revenue	—	90,673	—	—	90,673
Long-term debt	1,550,000	—	104,932	—	1,654,932
Other long-term obligations	2,700	1,309	161,651	(50,000)	115,660

Total liabilities	1,454,711	515,258	647,304	(55,473)	2,561,800

Minority interest	—	—	44,469	(1,262)	43,207

Shareholders’ equity Preferred stock	—	—	—	—	—
Common stock	169,681	7,494	210	(7,704)	169,681
Additional paid-in capital	962,415	593,831	10,048	(603,548)	962,746
Retained earnings	2,103,282	1,375,003	(131,540)	(1,243,463)	2,103,282
Accumulated other comprehensive earnings	363	9	1,172	—	1,544

	3,235,741	1,976,337	(120,110)	(1,854,715)	3,237,253
Less treasury stock — at cost	1,588,393	—	—	—	1,588,393

Total shareholders’ equity	1,647,348	1,976,337	(120,110)	(1,854,715)	1,648,860

Total liabilities and shareholders’ equity	$3,102,059	$2,491,595	$571,663	$(1,911,450)	$4,253,867

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

			Non-	Consolidating
	Mylan	Guarantor	Guarantor	and Eliminating
	Labs	Subs	Subs	Entries	Consolidated

Three Months Ended September 30, 2007
Revenues:
Net revenues	$—	$392,353	$86,212	$(6,165)	$472,400
Other revenues	—	4,691	—	—	4,691

Total revenues	—	397,044	86,212	(6,165)	477,091
Cost of sales	—	187,989	69,784	(2,323)	255,450

Gross profit	—	209,055	16,428	(3,842)	221,641

Operating expenses:
Research and development	2,085	28,204	9,044	(5,756)	33,577
Selling, general and administrative	57,706	23,732	15,578	—	97,016
Litigation settlements, net	(1,071)	223	—	—	(848)

Total operating expenses	58,720	52,159	24,622	(5,756)	129,745

(Loss) earnings from operations	(58,720)	156,896	(8,194)	1,914	91,896
Interest expense	16,486	257	6,364	—	23,107
Other income, net	164,094	441	2,464	(843)	166,156

Earnings (loss) before income taxes, minority interest and equity in earnings of subsidiaries	88,888	157,080	(12,094)	1,071	234,945
Provision for income taxes	78,233	11,542	(1,641)	364	88,498

Earnings (loss) before minority interest and equity in earnings of subsidiaries	10,655	145,538	(10,453)	707	146,447
Minority interest	—	—	(2,704)	—	(2,704)

Earnings (loss) before equity in earnings of subsidaries	10,655	145,538	(7,749)	707	149,151

Equity in earnings (loss) of subsidaries	138,465	(8,310)	357	(129,836)	676

Net earnings (loss)	$149,120	$137,228	$(7,392)	$(129,129)	$149,827

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

			Non-	Consolidating
	Mylan	Guarantor	Guarantor	and Eliminating
	Labs	Subs	Subs	Entries	Consolidated

Three Months Ended September 30, 2006
Revenues:
Net revenues	$—	$357,766	$—	$—	$357,766
Other revenues	—	8,891	—	—	8,891

Total revenues	—	366,657	—	—	366,657
Cost of sales	—	171,440	—	(873)	170,567

Gross profit	—	195,217	—	873	196,090

Operating expenses:
Research and development	2,552	20,144	—	—	22,696
Selling, general and administrative	32,382	17,720	246	—	50,348
Litigation settlements, net	(11,500)	—	—	—	(11,500)

Total operating expenses	23,434	37,864	246	—	61,544

(Loss) earnings from operations	(23,434)	157,353	(246)	873	134,546
Interest expense	10,185	256	—	—	10,441
Other income, net	38,695	5,233	1,223	(47,373)	(2,222)

Earnings before income taxes, minority interest and equity in earnings of subsidiaries	5,076	162,330	977	(46,500)	121,883
Provision for income taxes	(7,764)	51,764	342	—	44,342

Earnings before minority interest and equity in earnings of subsidiaries	12,840	110,566	635	(46,500)	77,541
Minority interest	—	—	—	—	—

Earnings before equity in earnings of subsidaries	12,840	110,566	635	(46,500)	77,541

Equity in earnings of subsidaries	111,201	—	—	(111,201)	—

Net earnings	$124,041	$110,566	$635	$(157,701)	$77,541

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

			Non-	Consolidating
	Mylan	Guarantor	Guarantor	and Eliminating
	Labs	Subs	Subs	Entries	Consolidated

Six Months Ended September 30, 2007
Revenues:
Net revenues	$—	$843,759	$186,684	$(15,334)	$1,015,109
Other revenues	—	8,303	—	—	8,303

Total revenues	—	852,062	186,684	(15,334)	1,023,412
Cost of sales	—	356,615	153,875	(5,427)	505,063

Gross profit	—	495,447	32,809	(9,907)	518,349

Operating expenses:
Research and development	4,641	55,614	17,317	(12,275)	65,297
Selling, general and administrative	95,664	45,782	32,449	—	173,895
Litigation settlements, net	(1,036)	223	—	—	(813)

Total operating expenses	99,269	101,619	49,766	(12,275)	238,379

(Loss) earnings from operations	(99,269)	393,828	(16,957)	2,368	279,970
Interest expense	34,157	512	11,357	—	46,026
Other income, net	122,100	1,113	5,989	(1,686)	127,516

(Loss) earnings before income taxes, minority interest and equity in earnings of subsidiaries	(11,326)	394,429	(22,325)	682	361,460
Provision for income taxes	77,174	61,678	(1,379)	232	137,705

(Loss) earnings before minority interest and equity in earnings of subsidiaries	(88,500)	332,751	(20,946)	450	223,755
Minority interest	—	—	(2,841)	—	(2,841)

(Loss) earnings before equity in earnings of subsidaries	(88,500)	332,751	(18,105)	450	226,596

Equity in earnings (loss) of subsidaries	317,604	(17,954)	1,488	(298,180)	2,958

Net earnings (loss)	$229,104	$314,797	$(16,617)	$(297,730)	$229,554

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

			Non-	Consolidating
	Mylan	Guarantor	Guarantor	and Eliminating
	Labs	Subs	Subs	Entries	Consolidated

Six Months Ended September 30, 2006
Revenues:
Net revenues	$—	$706,555	$—	$—	$706,555
Other revenues	—	16,241	—	—	16,241

Total revenues	—	722,796	—	—	722,796
Cost of sales	—	340,252	—	(1,746)	338,506

Gross profit	—	382,544	—	1,746	384,290

Operating expenses:
Research and development	5,143	38,778	—	—	43,921
Selling, general and administrative	62,046	37,366	761	—	100,173
Litigation settlements, net	(11,500)	—	—	—	(11,500)

Total operating expenses	55,689	76,144	761	—	132,594

(Loss) earnings from operations	(55,689)	306,400	(761)	1,746	251,696
Interest expense	20,288	513	—	—	20,801
Other income, net	38,612	9,505	2,453	(48,246)	2,324

(Loss) earnings before income taxes, minority interest and equity in earnings of subsidiaries	(37,365)	315,392	1,692	(46,500)	233,219
Provision for income taxes	(2,396)	86,933	592	—	85,129

(Loss) earnings before minority interest and equity in earnings of subsidiaries	(34,969)	228,459	1,100	(46,500)	148,090
Minority interest	—	—	—	—	—

(Loss) earnings before equity in earnings of subsidaries	(34,969)	228,459	1,100	(46,500)	148,090

Equity in earnings of subsidaries	234,597	5,038	—	(234,597)	5,038

Net earnings	$199,628	$233,497	$1,100	$(281,097)	$153,128

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

			Non-
		Guarantor	Guarantor
	Mylan Labs	Subs	Subs	Eliminating	Consolidated

Six Months Ended September 30, 2007
Cash flows provided by (used in) operations:	$479,301	$(393,045)	$2,452	$16	$88,724

Cash flows from investing activities:
Capital expenditures	(7,208)	(35,010)	(15,131)	—	(57,349)
Purchase of marketable securities	(98,927)	—	(86,165)	—	(185,092)
Proceeds from sale of marketable securities	156,609	—	136,405	—	293,014
Other items, net	—	(849)	(2,498)	—	(3,347)

Net cash provided by (used in) investing activities	50,474	(35,859)	32,611	—	47,226

Cash flows from financing activities:
Cash dividends paid	(29,825)	—	—	—	(29,825)
Net change in short-term borrowings	—	—	4,210	—	4,210
Payment on long-term debt	—	—	(189,349)	—	(189,349)
Excess tax benefit from stock-based compensation	2,164	—	—	—	2,164
Proceeds from exercise of stock options	5,809	—	1,394	—	7,203
Change in outstanding checks in excess of cash in disbursement accounts	—	18,008	—	—	18,008
Loans/advances made to affiliates, net	(132,922)	—	132,922	—	—
Transfer from (to) affiliates	(351,849)	399,395	(47,546)	—	—

Net cash (used in) provided by financing activities	(506,623)	417,403	(98,369)	—	(187,589)

Effect on cash of changes in exchange rates	—	—	2,915	—	2,915
Net increase (decrease) in cash and cash equivalents	23,152	(11,501)	(60,391)	16	(48,724)
Cash and cash equivalents — beginning of period	1,146,380	21,689	84,312	(16)	1,252,365

Cash and cash equivalents — end of period	$1,169,532	$10,188	$23,921	$—	$1,203,641

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

			Non-
		Guarantor	Guarantor
	Mylan Labs	Subs	Subs	Eliminating	Consolidated

Six Months ended September 30, 2006
Cash flows (used in) provided by operations:	$(20,126)	$180,134	$3,781	$(7,605)	$156,184

Cash flows from investing activities:
Capital expenditures	(3,495)	(46,303)	—	—	(49,798)
Purchase of marketable securities	—	(376,667)	(27,122)	—	(403,789)
Proceeds from sale of marketable securities	—	297,090	21,392	—	318,482
Other items, net	—	(896)	—	—	(896)

Net cash used in investing activities	(3,495)	(126,776)	(5,730)	—	(136,001)

Cash flows from financing activities:
Cash dividends paid	(25,253)	—	—	—	(25,253)
Payment of financing fees	(1,782)	—	—	—	(1,782)
Proceeds from long-term debt	187,000	—	—	—	187,000
Payment on long-term debt	(187,938)	—	—	—	(187,938)
Excess tax benefit from stock-based compensation	3,353	—	—	—	3,353
Proceeds from exercise of stock options	21,704	—	—	—	21,704
Change in outstanding checks in excess of cash in disbursement accounts	—	(7,605)	—	—	(7,605)
Transfer from (to) affiliates	37,873	(37,873)	—	—	—

Net cash provided by (used in) financing activities	34,957	(45,478)	—	—	(10,521)

Net increase (decrease) in cash and cash equivalents	11,336	7,880	(1,949)	(7,605)	9,662
Cash and cash equivalents — beginning of period	4,911	128,191	9,417	7,605	150,124

Cash and cash equivalents — end of period	$16,247	$136,071	$7,468	$—	$159,786

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the results of operations and financial condition of Mylan Inc. and Subsidiaries (“the Company”, “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I, Item 1 of this Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

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

Overview

Mylan’s financial results for the three months ended September 30, 2007, included total revenues of $477.1 million, net earnings of $149.8 million and earnings per diluted share of $0.60. Comparatively, the three months ended September 30, 2006, included total revenues of $366.7 million, net earnings of $77.5 million and earnings per diluted share of $0.36. This represents an increase of 30% in total revenues, 93% in net earnings and 67% in earnings per diluted share when compared to the same prior year period. For the six months ended September 30, 2007, Mylan reported total revenues of $1.02 billion, net earnings of $229.6 million and earnings per diluted share of $0.91. For the six months ended September 30, 2006, total revenues were $722.8 million, net earnings were $153.1 million and earnings per diluted share were $0.71. This represents an increase of 42% in total revenues, 50% in net earnings and 28% in earnings per diluted share when compared to the prior period.

On October 2, 2007, the Company completed its acquisition of Merck KGaA’s generic business (“Merck Generics”) for €4.9 billion (approximately $6.9 billion) in an all cash transaction. Mylan will account for this transaction as a purchase under Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”), and will consolidate the results of operations of Merck Generics as of October 2, 2007. The final purchase price will be allocated to in-process research and development, assets acquired, and liabilities assumed. The Company expects to record a substantial charge in the quarter ended December 31, 2007 related to the acquired in-process research and development.

In conjunction with this acquisition, the Company entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure on the Euro-denominated purchase price. The Company accounted for this instrument under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). This instrument did not qualify for hedge accounting treatment under SFAS No. 133 and, therefore, was adjusted to fair value at each reporting date with the change in the fair value of the instrument recorded in earnings. Included in diluted earnings per share for the three and six months ended September 30, 2007 was a gain of $0.36 and $0.21 per diluted share, respectively, with respect to this option contract.

Included in the results for both the three and six months ended September 30, 2006 are losses of $0.02 per diluted share with respect to the mark to market of a foreign exchange forward contract entered into in advance of the Company’s acquisition of Matrix Laboratories Limited (“Matrix”) which was completed in the quarter ended March 31, 2007. Also included in the results for both the three and six months ended September 30, 2006 is a gain of $0.03 per share related to the favorable settlement of certain litigation.

In the quarter ended March 31, 2007, Mylan issued 26.2 million shares of its common stock in an equity offering and sold approximately 8.1 million shares to certain selling shareholders of Matrix as part of that acquisition.

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

A more detailed discussion of the Company’s financial results for the three and six month periods ended September 30, 2007, can be found under the section titled “Results of Operations”.

Results of Operations

Quarter Ended September 30, 2007, Compared to Quarter Ended September 30, 2006

Total Revenues and Gross Profit

Total revenues for the current quarter increased 30% or $110.4 million to $477.1 million compared to $366.7 million in the quarter ended September 30, 2006. Mylan Segment total revenues were $397.0 million, and Matrix Segment total revenues were $80.0 million.

For the Mylan Segment, net revenues for the current quarter increased by $34.6 million or 10% compared to the three months ended September 30, 2006, primarily as a result of the contribution from new products and favorable volume, partially offset by unfavorable pricing.

New products in the current quarter contributed net revenues of $66.2 million and consisted primarily of amlodipine and oxybutynin. Mylan launched amlodipine in March 2007. However, because of significant uncertainties surrounding the Food and Drug Administration’s (“FDA’s”) approval of additional amlodipine abbreviated new drug applications (“ANDAs”) we were unable to reasonably estimate the amount of potential price adjustments that would occur as a result of the additional approvals. As a result, revenues on shipments of amlodipine were deferred until such uncertainties were resolved. Initially, such uncertainties were considered resolved upon our customers’ sale of this product. During the quarter ended September 30, 2007, as a result of additional competition entering the market upon companies receiving final FDA approval, these uncertainties were resolved and all revenues on shipments previously deferred have been recognized and revenue is currently being recorded at the time of shipment.

Fentanyl, Mylan’s AB-rated generic alternative to Duragesic®, continued to contribute significantly to the quarterly results, accounting for 15% of Mylan Segment net revenues despite the entrance into the market of additional generic competition in August 2007. As expected the additional competition had an unfavorable impact on fentanyl pricing. Additional generic competition, as well as the impact of continued consolidation among retail customers, negatively impacted pricing on other products in our portfolio. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products.

For the Mylan Segment, with respect to volume, total doses shipped increased from the same prior year period by approximately 18% to 4.1 billion doses.

Net revenues for the Matrix Segment were $86.2 million, of which $80.0 million represented third-party sales. Approximately 65% of the Matrix Segment’s third-party net revenues come from the sale of API and intermediates and approximately 25% mainly from the distribution of branded generic products in Europe. Intersegment revenue was derived from API sales to the Mylan Segment primarily in conjunction with the Company’s vertical integration strategy, as well as revenue earned through intersegment product development agreements.

For the three months ended September 30, 2007, consolidated gross profit increased 13% or $25.6 million to $221.6 million from $196.1 million, and gross margins decreased to 46.5% from 53.5%. Included in gross profit for the current quarter were purchase accounting related items of approximately $8.1 million, which consisted primarily of incremental amortization related to the intangible assets associated with the Matrix acquisition. Excluding such items, consolidated gross margins were 48.2%.

For the Mylan Segment, gross profit was $210.9 million compared to $196.1 million, while gross margins decreased slightly to 53.1% from 53.5%. A significant portion of gross profit was comprised of fentanyl and new products, including oxybutynin and amlodipine. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity or limited generic competition. The additional competition on fentanyl and multiple generic market entrants for amlodipine both had a negative impact on current quarter margins.

Operating Expenses

Consolidated research and development (“R&D”) expense for the current quarter was $33.6 million compared to $22.7 million for the same period in the prior year, which represents an increase of $10.9 million or 48%. Matrix Segment R&D expense was $9.0 million for the three months ended September 30, 2007, accounting for the majority of the increase. Mylan Segment R&D expense was $22.4 million for the current quarter compared to $20.1 million for the same period in the prior year. This increase is primarily the result of a higher number of ongoing clinical studies during the three months ended September 30, 2007 compared to the prior year.

Selling, general and administrative (“SG&A”) expense for the current quarter was $97.0 million compared to $50.3 million for the same period in the prior year, an increase of $46.7 million or 93%. The increase was primarily the result of higher Corporate/Other SG&A which increased $27.5M or 76% to $63.5 million from $36.0 million. The increase to Corporate/Other SG&A is due to integration costs related to our acquisition of Merck Generics, higher payroll and payroll related costs and increased costs associated primarily with the Company’s recent implementation of an ERP system. The remainder of the increase is related to the addition of the Matrix Segment, with SG&A expense of $15.2 million.

Interest Expense

Interest expense for the three months ended September 30, 2007 was $23.1 million compared to $10.4 million for the same period of the prior year. The increase is the result of additional debt incurred to fund a portion of the Matrix acquisition, debt assumed in the Matrix acquisition and the issuance of the Convertible Notes in March 2007.

Other Income (Expense), net

Other income (expense), net was $166.8 million of income for the three months ended September 30, 2007, compared to $2.2 million of expense in the same prior year period. The increase is primarily the result of an unrealized gain of $142.5 million recorded in the current quarter on a deal-contingent foreign currency option contract entered into with respect to the acquisition of Merck Generics. The purpose of this foreign currency option contract was to mitigate exchange rate risk on the Euro-denominated purchase price. In accordance with SFAS No. 133, this derivative instrument is marked to market each period with any change in the fair value reported in current earnings. Additionally, the increase is the result of higher interest and dividend income on our investments.

Income Tax Expense

The Company’s effective tax rate increased in the current quarter to 37.6% from 36.4% in the same period of the prior year. This increase is due primarily to the impact of losses in certain entities for which the Company could not recognize a tax benefit, which is expected to diminish over time.

Six Months Ended September 30, 2007, Compared to Six Months Ended September 30, 2006

Total Revenues and Gross Profit

Total revenues for the six months ended September 30, 2007 increased 42% or $300.6 million to $1.02 billion compared to $722.8 million. Mylan Segment total revenues were $852.1 million, and Matrix Segment total revenues were $171.4 million.

For the Mylan Segment, net revenues for the six months ended September 30, 2007 increased by $137.2 million or 19% compared to the six months ended September 30, 2006, primarily as a result of the contribution from new products, partially offset by unfavorable pricing.

New products for the six month period contributed net revenues of $189.2 million and consisted primarily of amlodipine and oxybutynin. Mylan launched amlodipine in March 2007. However, because of significant uncertainties surrounding the FDA’s approval of additional amlodipine ANDAs we were unable to reasonably estimate the amount of potential price adjustments that would occur as a result of the additional approvals. As a result, revenues on shipments of amlodipine were deferred until such uncertainties were resolved. Initially, such uncertainties were considered resolved upon our customers’ sale of this product. During the six months ended September 30, 2007, as a result of additional competition entering the market upon companies receiving final FDA approval, these uncertainties were resolved and all revenues previously deferred have been recognized and revenue is currently being recorded at the time of shipment.

Fentanyl continued to contribute significantly to the results for the six month period, accounting for 15% of Mylan Segment net revenues despite the entrance into the market of additional generic competition in August 2007. As expected the additional competition had an unfavorable impact on fentanyl pricing. Additional generic competition, as well as the impact of continued consolidation among retail customers, negatively impacted pricing on other products in our portfolio. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products.

For the Mylan Segment, total doses shipped increased from the same prior year period by approximately 11% to 7.6 billion doses.

Net revenues for the Matrix Segment were $186.7 million, of which $171.4 million represented third-party sales. Approximately 65% of the Matrix Segment’s third-party net revenues comes from the sale of API and intermediates and approximately 25% mainly from the distribution of branded generic products in Europe. Intersegment revenue was derived from API sales to the Mylan Segment, as well as revenue earned through intersegment product development agreements.

Consolidated gross profit increased 35% or $134.0 million to $518.3 million from $384.3 million, and gross margins decreased to 50.6% from 53.2%. Included in gross profit for the six months ended September 30, 2007, were purchase accounting related items of approximately $23.0 million, which consisted of incremental amortization related to the intangible assets and the amortization of the inventory step-up associated with the Matrix acquisition. Excluding such items, consolidated gross margins were 52.9%.

For the six months ended September 30, 2007, for the Mylan Segment, gross profit was $500.1 million compared to $384.3 million, while gross margins increased to 58.7% from 53.2%. A significant portion of gross profit was comprised of fentanyl and new products, including oxybutynin and amlodipine. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity or limited generic competition. The additional competition on fentanyl and multiple generic market entrants for amlodipine both had a negative impact on current year margins.

Operating Expenses

Consolidated R&D expense for the six months ended September 30, 2007 was $65.3 million compared to $43.9 million for the same period in the prior year, which represents an increase of $21.4 million or 49%. Matrix Segment R&D expense was $17.3 million for the six months ended September 30, 2007. Excluding Matrix, R&D expense increased by $4.1 million or 9%. The Mylan Segment had R&D expense of $43.3 million for the six months ended September 30, 2007 compared to $38.8 million for the same period in the prior year. This increase is primarily the result of a higher number of ongoing clinical studies during the six months ended September 30, 2007, compared to the prior year.

SG&A expense for the current quarter was $173.9 million compared to $100.2 million for the same period in the prior year, an increase of $73.7 million or 74%. The Matrix Segment contributed to the increase, with SG&A expense of $31.7 million. The remainder of the increase was primarily the result of higher Corporate/Other SG&A which increased $35.3M or 49% to $106.9 million from $71.6 million. The increase to Corporate/Other SG&A is due primarily to integration costs related to our acquisition of Merck Generics, higher payroll and payroll related costs and increased costs associated primarily with the Company’s recent implementation of an ERP system.

Litigation, net

During the six months ended September 30, 2006, the Company recorded a net gain of $11.5 million as a result of a favorable settlement with respect to certain outstanding litigation.

Interest Expense

Interest expense for the six months ended September 30, 2007 was $46.0 million compared to $20.8 million for the same period of the prior year. The increase is the result of additional debt incurred to fund a portion of the Matrix acquisition, debt assumed in the Matrix acquisition and the issuance of the Convertible Notes in March of 2007.

Other Income (Expense), net

Other income (expense), net, was $130.5 million during the six months ended September 30, 2007 compared to $7.4 million of income in the same prior year period. The change is primarily the result of an unrealized gain of $85.0 million on a deal-contingent foreign currency contract related to the acquisition of Merck Generics. The cash was received in conjunction with the closing of the acquisition subsequent to September 30, 2007. The purpose of this foreign currency option contract was to mitigate exchange rate risk on the Euro-denominated purchase price. In accordance with SFAS No. 133, this derivative instrument is marked to market each period with any change in the fair value reported in current earnings. The remaining increase is a result of higher interest and dividend income on our investments.

During the first quarter of fiscal 2007, Mylan received a cash payment from Somerset of approximately $5.5 million. The amount in excess of the carrying value of our investment in Somerset, approximately $5.0 million, was recorded as equity income.

Income Tax Expense

The Company’s effective tax rate increased for the six months ended September 30, 2007 to 37.8% from 35.7% in the same period of the prior year. This increase is due primarily to the impact of losses in certain entities for which the Company could not recognize a tax benefit, which is expected to diminish over time.

Liquidity and Capital Resources

Cash flows from operating activities were $88.7 million for the six months ended September 30, 2007, consisting primarily of net income plus non-cash addbacks for depreciation and amortization and the change in sales allowances, partially offset by the gain on a foreign currency option contract and the negative impact on cash of changes in working capital. In total, working capital at September 30, 2007 was $1.9 billion compared to $1.7 billion at March 31, 2007. A decrease in marketable securities was offset by an increase in accounts receivable, which increased as a result of the timing of payments and higher overall sales, including previously deferred sales of amlodipine which were recognized in the current quarter.

Cash provided by investing activities for the six months ended September 30, 2007, was $47.2 million. Of the Company’s $4.5 billion of total assets at September 30, 2007, $1.3 billion was held in cash, cash equivalents and marketable securities. As a result of the Merck acquisition, cash is expected to be lower as a percentage of total assets. Investments in marketable securities consist of a variety of high credit quality debt securities, including U.S. government, state and local government and corporate obligations. These investments are highly liquid and available for working capital needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics. During the six months ended September 30, 2007, the Company liquidated a portion of its marketable securities portfolio and used a significant amount of cash on hand to fund, in part, the acquisition of Merck Generics.

Capital expenditures during the six months ended September 30, 2007, were $57.3 million. These expenditures were incurred primarily with respect to the Company’s previously announced planned expansions and the implementation of an integrated ERP system.

Cash used in financing activities was $187.6 million for the six months ended September 30, 2007, due primarily to the repayment of certain Matrix debt.

Also included in cash flows from financing activities are proceeds of $7.2 million from the exercise of stock options and cash dividends paid of $29.8 million. The Company does not anticipate paying dividends for the foreseeable future.

In conjunction with the closing of the Merck Generics acquisition on October 2, 2007, the Company entered into a credit agreement (the “Senior Credit Agreement”) among the Company, a wholly-owned European subsidiary (the “Euro Borrower”), certain lenders and JPMorgan Chase Bank, National Association, as Administrative Agent, pursuant to which the Company borrowed $500.0 million in Tranche A Term Loans (the “U.S. Tranche A Term Loans”) and $2.0 billion in Tranche B Term Loan (the “U.S. Tranche B Term Loans”), and the Euro Borrower borrowed approximately €1.1 billion ($1.6 billion) in Euro Term Loans (the “Euro Term Loans” and, together with the U.S. Tranche A Term Loans and the U.S. Tranche B Term Loans, the “Term Loans”). The proceeds of the Term Loans were used (1) to pay a portion of the consideration for the acquisition of Merck Generics, (2) to refinance the 2007 credit facility and the 2006 credit facility, (together the “Existing Credit Agreements”), by and among the Company, the lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent, (3) to purchase the outstanding 5.750% Senior Notes due 2010 and the 6.375% Senior Notes due 2015, collectively the “Senior Notes”, tendered pursuant to the previously announced cash tender offers therefore and (4) to pay a portion of the fees and expenses in respect of the foregoing transactions (collectively, the “Transactions”). The termination of the Existing Credit Agreements was concurrent with, and contingent upon, the effectiveness of the Senior Credit Agreement. The Senior Credit Agreement also contains a $750.0 million revolving facility (the “Revolving Facility” and, together with the Term Loans, the “Senior Credit Facilities”) under which either the Company or the Euro Borrower may obtain extensions of credit, subject to the satisfaction of specified conditions. In conjunction with the closing of the Merck Generics acquisition, the Company borrowed $325.0 million under the Revolving Facility. The Revolving Facility includes a $100.0 million subfacility for the issuance of letters of credit and a $50.0 million subfacility for swingline borrowings. Borrowings under the Revolving Facility are available in U.S. dollars, Euro, Pounds sterling, Yen or other currencies that may be agreed. The Euro Term Loans are guaranteed by the Company and the Senior Credit Facilities are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The Senior Credit Facilities are also secured by a pledge of the capital stock of substantially all direct subsidiaries of the Company and the Guarantors (limited to 65% of outstanding voting stock of foreign holding companies and any foreign subsidiaries) and substantially all of the other tangible and intangible property and assets of the Company and the Guarantors.

The U.S. Tranche A Term Loans and the U.S. Tranche B Term Loans currently bear interest at LIBOR (determined in accordance with the Senior Credit Agreement) plus 3.25% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate (determined in accordance with the Senior Credit Agreement) plus 2.25% per annum. The Euro Term Loans currently bear interest at the Euro Interbank Offered Rate (“EURIBO”)(determined in accordance with the Senior Credit Agreement) plus 3.25% per annum. Borrowings under the Revolving Facility currently bear interest at LIBOR (or EURIBO, in the case of borrowings denominated in Euro) plus 2.75% per annum, if the Company chooses to make LIBOR (or EURIBO, in the case of borrowings denominated in Euro) borrowings, or at a base rate plus 1.75% per annum. Under the terms of the Senior Credit Agreement, the applicable margins over LIBOR, EURIBO or the base rate may be increased based on the Company’s initial corporate rating following the date of the Senior Credit Agreement. The applicable margins over LIBOR, EURIBO or the base rate for the Revolving Facility and the U.S. Tranche A Term Loans can fluctuate based on a calculation of the Company’s Consolidated Leverage Ratio as defined in the Senior Credit Agreement. The Company also pays a facility fee on the entire amount of the Revolving Facility. The facility fee is currently 0.50% per annum, but can decrease to 0.375% per annum based on the Company’s Consolidated Leverage Ratio.

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness (including the Interim Credit Agreement described below) and changes in lines of business. The Senior Credit Agreement contains financial covenants requiring maintenance of a minimum interest coverage ratio and a senior leverage ratio, both of which are defined within the agreement. These financial covenants are not tested earlier than the quarter ended June 30, 2008.

The Senior Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among other things, defaults related to payment failures, failure to comply with covenants, misrepresentations, defaults or the occurrence of a “change of control” under other material indebtedness, bankruptcy and related events, material judgments, certain events related to pension plans, specified changes in control of the Company and invalidity of guarantee and security agreements. If an event of default occurs under the Senior Credit Agreement, the lenders may, among other things, terminate their commitments, declare immediately payable all borrowings and foreclose on the collateral.

The U.S. Tranche A Term Loans mature on October 2, 2013. The U.S. Tranche A Term Loans require amortization payments of $6.3 million per quarter in 2008, $12.5 million per quarter in 2009, $18.5 million per quarter in 2010, $25.0 million per quarter in 2011, $31.3 million per quarter in 2012 and $31.3 million per quarter in 2013. The U.S. Tranche B Term Loans and the Euro Term Loans mature on October 2, 2014. The U.S. Tranche B Term Loans and the Euro Term Loans amortize quarterly at the rate of 1.0% per annum beginning in 2008. The Senior Credit Agreement requires prepayments of the Term Loans with (1) up to 50% of Excess Cash Flow, as defined within the Senior Credit Agreement, beginning in 2009, with reductions based on the Company’s Consolidated Leverage Ratio, (2) the proceeds from certain asset sales and casualty events, unless the Company’s Consolidated Leverage Ratio is equal to or less than 3.5 to 1.0, and (3) the proceeds from certain issuances of indebtedness not permitted by the Senior Credit Agreement. Amounts drawn on the Revolving Facility become due and payable on October 2, 2013. The Term Loans and amounts drawn on the Revolving Facility may be voluntarily prepaid without penalty or premium.

In addition, on October 2, 2007, the Company entered into a credit agreement (the “Interim Credit Agreement”) among the Company, certain lenders and Merrill Lynch Capital Corporation, as Administrative Agent, pursuant to which the Company borrowed $2.9 billion in term loans (the “Interim Term Loans”). The proceeds of the Interim Term Loans were used to finance in part the Transactions. The Interim Term Loans are unsecured and are guaranteed by substantially all of the Company’s domestic subsidiaries.

The Interim Term Loans currently bear interest at LIBOR (determined in accordance with the Interim Credit Agreement) plus 4.50% per annum. The interest rate increases by 0.50% per annum on any Interim Term Loans that remain outstanding six months after the closing date and thereafter increases by 0.25% per annum every three months (up to a maximum of 11.25% per annum).

The Interim Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business of insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments of any subordinated indebtedness and changes in our lines of business. In addition, the arrangers of the Interim Term Loans have the right to request, on not more than two occasions between six months and one year after the closing date, that the Company use commercially reasonable efforts to issue and sell debt securities that will generate proceeds sufficient to refinance the Interim Term Loans.

The Interim Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds, including, among other things, defaults related to payment failures, failure to comply with covenants, misrepresentations, acceleration of other indebtedness, bankruptcy and related events, material judgments and certain events related to pension plans. If an event of default occurs under the Interim Credit Agreement, the lenders may, among other things, declare the Interim Term Loans immediately due and payable.

The Interim Term Loans have an initial maturity date of October 2, 2008; however, as long as there is no bankruptcy or payment event of default as of such date, the maturity may be extended to October 2, 2017. The Interim Term Loans do not require amortization payments. The Interim Credit Agreement requires prepayments of the Interim Term Loans (1) with the proceeds from certain asset sales and casualty events, (2) with the proceeds from certain issuances of equity or indebtedness and (3) upon the occurrence of specified changes in control of the Company. The Interim Term Loans may be voluntarily prepaid without penalty or premium.

On and after October 2, 2008, the lenders have the option to convert any remaining outstanding Interim Term Loans into exchange notes. The exchange notes have affirmative and negative covenants and events of default which are similar to those under the Interim Term Loans but include certain additional exceptions and modifications. In addition, the exchange notes are not required to be prepaid in all the circumstances in which prepayments are required on the Interim Term Loans. The interest rate for exchange notes can be fixed in connection with a transfer of such notes. The Company is obligated to provide for registration of the exchange notes under the securities laws. In addition, on October 2, 2008, the affirmative and negative covenants, default provisions, prepayment provisions and certain other provisions in the Interim Credit Agreement are automatically amended so as to conform to the provisions for the exchange notes.

In conjunction with the refinancing of debt, approximately $12.1 million of deferred financing fees were written off for the Senior Notes and Credit Facilities on October 2, 2007. There was also a tender offer premium to the Senior Notes holders made in the amount of approximately $32.1 million. In conjunction with the new financing for the Merck Generics acquisition Mylan incurred approximately $129.8 million in financing fees. Certain of the fees incurred for the interim loan and Term A and B loans may be refundable.

The Company is involved in various legal proceedings that are considered normal to its business (see Note 13 to Condensed Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations.

The Company is pursuing, and is currently involved in, joint projects related to the development, distribution and marketing of both generic and brand products. Many of these arrangements provide for payments by the Company upon the attainment of specified milestones. While these arrangements help to reduce the financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in cash flows.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), providing companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In August 2007, the FASB issued an exposure draft of a proposed FASB Staff Position (the “Proposed FSP”) reflecting new rules that would change the accounting treatment for certain convertible debt instruments, including our Senior Convertible Notes. Under the proposed new rules for convertible debt instruments that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Senior Convertible Notes. Higher interest expense would result by recognizing accretion of the discounted carrying value of the Senior Convertible Notes to their face amount as interest expense over the term of the Senior Convertible Notes. This Proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007, would not permit early application and would be applied retrospectively to all periods presented (retrospective application). The Company is currently evaluating the proposed new rules and the impact of adopting this Proposed FSP, if it should be adopted. However, if the Proposed FSP is adopted, we expect to have higher interest expense starting in 2008 due to the interest expense accretion, and prior period interest expense associated with the Senior Convertible Notes would also reflect higher than previously reported interest expense due to retrospective application.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk primarily from changes in the market values of investments in its marketable debt securities, interest rate risk from changes in interest rates associated with its long-term debt and foreign currency exchange rate risk.

In conjunction with the acquisition of Merck Generics, we incurred substantial indebtedness which has variable interest rates (see Liquidity and Capital Resources) and are subject to increased foreign currency exchange rate risk.

The Company is in the process of evaluating the impact of the Merck Generics acquisition and associated borrowings on its foreign exchange rate and interest rate exposure, including a review of hedging strategies to manage these risks. On October 2, 2007, a wholly-owned subsidiary of Mylan Inc. borrowed €1.1 billion ($1.6 billion) in Euro Term Loans. These loans protect against possible declines in the Euro-denominated net assets acquired pursuant to the purchase of Merck Generics.

Marketable Debt Securities

In addition to marketable debt and equity securities, investments are made in overnight deposits, money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.

The following table summarizes the investments in marketable debt and equity securities which subject the Company to market risk at September 30, 2007 and March 31, 2007:

	September 30,	March 31,
	2007	2007

Marketable debt securities	$62,531	$171,548
Marketable equity securities	3,422	2,659

	$65,953	$174,207

The primary objectives for the marketable debt securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment-grade credit ratings. At September 30, 2007, the Company had invested $62.5 million in marketable debt securities, of which $7.0 million will mature within one year and $55.5 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in market values for investments that will mature within one year. However, a significant change in current interest rates could affect the market value of the remaining $62.5 million of marketable debt securities that mature after one year. A 5% change in the market value of the marketable debt securities that mature after one year would result in a $2.8 million change in marketable debt securities.

Long-Term Debt

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

As of September 30, 2007, the fair value of our Convertible Notes was approximately $561.0 million.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

On October 2, 2007, the Company closed on the acquisition of Merck Generics. Merck Generics will be excluded for the purposes of management’s evaluation of our internal control over financial reporting as of December 31, 2007. Also subsequent to quarter end, the Company began implementing a new consolidation system.

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

Omeprazole

In fiscal 2001, Mylan Pharmaceuticals Inc. (“MPI”), filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules and made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Inc. (“Mylan”) in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied. On May 31, 2007, the district court ruled in Mylan’s and Esteve’s favor by finding that the asserted patents were not infringed by

Mylan’s/Esteve’s products. On July 18, 2007, AstraZeneca appealed the decision to the United States Court of Appeals for the Federal Circuit.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan and MPI in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12,000 which has been accrued for by the Company. The jury found Mylan willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier and broker for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. In post-trial filings, the plaintiffs have requested that the verdict be trebled. Plaintiffs are also seeking an award of attorneys’ fees, litigation costs and interest on the judgment in unspecified amounts. In total, the plaintiffs have moved for judgments that could result in a liability of approximately $69,000 for Mylan (not including the request for attorney’s fees and costs). The Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied. A hearing on the pending post-trial motions took place on February 28, 2007. The Company intends to appeal to the U.S. Court of Appeals for the D.C. Circuit.

Pricing and Medicaid Litigation

On June 26, 2003, MPI and UDL Laboratories Inc. (“UDL”) received requests from the U.S. House of Representatives Energy and Commerce Committee (the “Committee”) seeking information about certain products sold by MPI and UDL in connection with the Committee’s investigation into pharmaceutical reimbursement and rebates under Medicaid. MPI and UDL cooperated with this inquiry and provided information in response to the Committee’s requests in 2003. Several states’ attorneys general (“AG”) have also sent letters to MPI, UDL and Mylan Bertek, demanding that those companies retain documents relating to Medicaid reimbursement and rebate calculations pending the outcome of unspecified investigations by those AGs into such matters. In addition, in July 2004, Mylan received subpoenas from the AGs of California and Florida in connection with civil investigations purportedly related to price reporting and marketing practices regarding various drugs. As noted below, both California and Florida subsequently filed suits against Mylan, and the Company believes any further requests for information and disclosures will be made as part of that litigation.

Beginning in September 2003, Mylan, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, with the exception of the Florida, Iowa, Idaho, South Carolina and Utah AG actions and the actions brought by various counties in New York, excluding the actions brought by Erie, Oswego and Schenectady counties, Mylan, MPI and/or UDL have answered the respective complaints denying liability. Mylan and its subsidiaries intend to defend each of these actions vigorously.

In addition by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning MPI’s calculations of Medicaid drug rebates. MPI is cooperating fully with the government’s investigation.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending, with the exception of the third party payor action, in which Mylan’s response to the complaint is not due until the motions filed in the other cases have been decided. . Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies Inc. (MTI) pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan is cooperating fully with the government’s investigation and its outstanding requests for information.

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

Risks Relating to Our Business

Our acquisition of Merck Generics involves a number of integration risks. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our acquisition of Merck Generics involves a number of integration risks, such as:

•	difficulties in successfully integrating the facilities, operations and personnel of Merck Generics with our historical business and corporate culture;

•	difficulties in achieving identified financial and operating synergies;

•	diversion of management’s attention from our ongoing business concerns to integration matters;

•	the potential loss of key personnel or customers;

•	difficulties in consolidating information technology platforms and corporate infrastructure;

•	difficulties in transitioning the Merck Generics business and products from the “Merck” name to achieve a global brand alignment;

•	our substantial indebtedness and assumed liabilities;

•	the incurrence of significant additional capital expenditures, transaction and operating expenses and non-recurring acquisition-related charges;

•	challenges in operating in other markets outside of the United States that are new to us; and

•	unanticipated effects of export controls, exchange rate fluctuations, domestic and foreign political conditions or domestic and foreign economic conditions.

These factors could impair our growth and ability to compete, require us to focus additional resources on integration of operations rather than other profitable areas, or otherwise cause a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

We may fail to realize the expected cost savings, growth opportunities and other benefits anticipated from the acquisitions of Merck Generics and a controlling interest in Matrix.

The success of the acquisitions of Merck Generics and a controlling interest in Matrix will depend, in part, on our ability to realize anticipated cost savings, revenue synergies and growth opportunities from integrating the historical businesses of Mylan, Merck Generics and Matrix. We expect to benefit from operational cost savings resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale and market integration.

There is a risk, however, that the historical businesses of Mylan, Merck Generics and Matrix may not be combined in a manner that permits these costs savings or synergies to be realized in the time currently expected, or at all. This may limit or delay our ability to integrate the companies’ manufacturing, research and development, marketing, organizations, procedures, policies and operations. In addition, a variety of factors, including, but not limited to, wage inflation and currency fluctuations, may adversely affect our anticipated cost savings and revenues.

Also, we may be unable to achieve our anticipated cost savings and synergies without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of these acquisitions may not be realized fully, or at all, or may take longer to realize than expected. These factors could impair our growth and ability to compete, require us to focus additional resources on integration of operations rather than other profitable areas, or otherwise cause a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

We have grown at a very rapid pace. Our inability to properly manage or support this growth may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We have grown very rapidly over the past few years, including with our acquisitions of Merck Generics and a controlling interest in Matrix. This growth has put significant demands on our processes, systems and people. We expect to make significant investments in additional personnel, systems and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth is critical to our business, and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage and support our rapid growth, there may be a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

Our global expansion through the acquisitions of Merck Generics and a controlling interest in Matrix exposes us to additional risks which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

With our recently completed acquisitions of Merck Generics and a controlling interest in Matrix, our operations extend to numerous countries outside the United States. Operating globally exposes us to certain additional risks including, but not limited to:

•	compliance with a variety of national and local laws of countries in which we do business, including restrictions on the import and export of certain intermediates, drugs and technologies;

•	fluctuations in exchange rates for transactions conducted in currencies other than the U.S. dollar;

•	adverse changes in the economies in which we operate as a result of a slowdown in overall growth, a change in government or economic liberalization policies, or financial, political or social instability in such countries that affects the markets in which we operate, particularly emerging markets;

•	wage increases or rising inflation in the countries in which we operate;

•	natural disasters, including drought, floods and earthquakes in the countries in which we operate; and

•	communal disturbances, terrorist attacks, riots or regional hostilities in the countries in which we operate.

We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally. Certain of the above factors could have a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

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

Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully develop and/or license, or otherwise acquire and commercialize, new generic and patent or statutorily protected pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and the market is not yet proven. Likewise, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing any of such products on a timely basis, if at all, including, without limitation, nebivolol, for which we are dependent on our partner Forest Laboratories, which could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline.

Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities (for example the FDA in the United States and the European Medicines Agency, or EMA) and/or national regulatory agencies in the European Union, or EU. The process of obtaining regulatory approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly and largely unpredictable. Outside the United States, the approval process may be more or less rigorous, and the time required for approval may be longer or shorter than that required in the United States. Bio-equivalency studies conducted in one country may not be accepted in other countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner, may be unable to obtain requisite approvals on a timely basis for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug it may be limited with respect to the indicated uses and delivery methods for which the drug may be marketed, which could in turn restrict our potential market for the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. The timing and cost of obtaining regulatory approvals could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline. See “Business — Government Regulation.”

The approval process for generic pharmaceutical products often results in the relevant regulatory agency granting final approval to a number of generic pharmaceutical products at the time a patent claim for a corresponding branded product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. Additionally, further generic approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices, as well as reduced margins, for generic products compared to branded products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle.

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Waxman-Hatch Act, provides for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with Paragraph IV certifications, the FDA cannot grant final approval to other ANDA sponsors holding applications for the same generic equivalent. If an ANDA containing a Paragraph IV certification is successful and the applicant is awarded exclusivity, the applicant generally enjoys higher market share, net revenues and gross margin for that product. Even if we obtain FDA approval for our generic drug products, if we are not the first ANDA applicant to challenge a listed patent for such a product, we may lose significant advantages to a competitor that filed its ANDA containing such a challenge. The same would be true in situations where we are required to share our exclusivity period with other ANDA sponsors with Paragraph IV certifications. For example, DuoNeb, one of our key products, came off exclusivity in July 2007, and we expect this to adversely affect our revenues for that product. Such situations could have a material adverse effect on our ability to market that product profitably and on our business, financial position and results of operations, and the market value of our common stock could decline.

In Europe, there is no exclusivity period for the first generic. The EMA or national regulatory agencies may grant marketing authorizations to any number of generics. However, if there are other relevant patents when the core patent expires, for example, new formulations, the owner of the original brand pharmaceutical may be able to obtain preliminary injunctions in certain European jurisdictions preventing launch of the generic product, if the generic company did not commence proceedings in a timely manner to invalidate any relevant patents prior to launch of its generic.

In addition, in jurisdictions other than the United States we may face similar regulatory hurdles and constraints. If we are unable to navigate our products through all of the regulatory hurdles we face in a timely manner it could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline.

If the transfer pricing arrangements we have among our subsidiaries are determined to be inappropriate, our tax liability may increase, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We have transfer pricing arrangements among our subsidiaries in relation to various aspects of our business, including manufacturing, marketing, sales and delivery functions. Transfer pricing regulations in most of the countries in which we operate require that any international transaction involving associated companies be on arm’s-length terms. If, however, a tax authority in any jurisdiction reviews any of our tax returns and determines that the transfer prices and terms we have applied are not appropriate, or that other income of our affiliates should be taxed in that jurisdiction, we may incur increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our approved products may not achieve expected levels of market acceptance, which could have a material adverse effect on our profitability, business, financial position and results of operations and could cause the market value of our common stock to decline.

Even if we are able to obtain regulatory approvals for our new pharmaceutical products, generic or branded, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be impacted by several factors, including:

•	the availability of alternative products from our competitors;

•	the price of our products relative to that of our competitors;

•	the timing of our market entry;

•	the ability to market our products effectively to the retail level; and

•	the acceptance of our products by government and private formularies.

Some of these factors are not within our control. Additionally, continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs such as the need for a patient registry. These situations, should they occur, could have a material adverse effect on our profitability, business, financial position and results of operations, and could cause the market value of our common stock to decline.

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

We face vigorous competition from other pharmaceutical manufacturers that threatens the commercial acceptance and pricing of our products. Such competition could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

The generic pharmaceutical industry is highly competitive. We face competition from many U.S. and foreign manufacturers, some of whom are significantly larger than we are. Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including that they may have:

•	proprietary processes or delivery systems;

•	larger research and development and marketing staffs;

•	larger production capabilities in a particular therapeutic area;

•	more experience in preclinical testing and human clinical trials;

•	more products; or

•	more experience in developing new drugs and greater financial resources, particularly with regard to manufacturers of branded products.

Any of these factors and others could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Because the pharmaceutical industry is heavily regulated, we face significant costs and uncertainties associated with our efforts to comply with applicable regulations. Should we fail to comply, we could experience material adverse effects on our business, financial position and results of operations, and the market value of our common stock could decline.

The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with requirements of the FDA and similar requirements of similar agencies in our other markets with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with regulations of the FDA and other regulators can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the applicable regulators review of our submissions, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the regulators may also have the authority to revoke previously granted drug approvals. Although we have internal regulatory compliance programs and policies and have had a favorable compliance history, there is no guarantee that these programs, as currently designed, will meet regulatory agency standards in the future. Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

In Europe we must also comply with regulatory requirements with respect to the manufacture, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Some of these requirements are contained in EU regulations and governed by the EMA. Other requirements are set down in national laws and regulations of the EU Member States. Failure to comply with the regulations can result in a range of fines, penalties, product recalls/suspensions or even criminal liability. Similar laws and regulations exist in most of the markets in which we operate.

In addition to the new drug approval process, government agencies also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and other similar regulators. Products manufactured in our facilities must be made in a manner consistent with current good manufacturing practices, or cGMP. Compliance with cGMP regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. The FDA and other agencies periodically inspect our manufacturing facilities for compliance. Regulator approval to manufacture a drug is site-specific. Failure to comply with cGMP regulations at one of our manufacturing facilities could result in an enforcement action brought by the FDA or other regulatory bodies which could include withholding the approval of our submissions or other product applications of that facility. If any regulatory body were to require one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA or other regulatory approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We are subject, as are generally all manufacturers, to various federal, state and local laws regulating working conditions, as well as environmental protection laws and regulations, including those governing the discharge of materials into the environment. We are also required to comply with data protection and data privacy rules in many countries. Although we have not incurred significant costs associated with complying with environmental provisions in the past, if changes to such environmental laws and regulations are made in the future that require significant changes in our operations or if we engage in the development and manufacturing of new products requiring new or different environmental controls, we may be required to expend significant funds. Such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our reporting and payment obligations under the Medicare and/or Medicaid rebate program and other governmental purchasing and rebate programs are complex and may involve subjective decisions that could change as a result of new business circumstances, new regulatory guidance, or advice of legal counsel. Any determination of failure to comply with those obligations could subject us to penalties and sanctions which could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex, and as discussed in the reports we file with the SEC and that are incorporated by reference into this prospectus supplement, we and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the United States Department of Justice with respect to Medicaid reimbursement and rebates. While we cannot predict the outcome of the investigation, possible remedies which the United States government could seek include treble damages, civil monetary penalties and exclusion from the Medicare and Medicaid programs. In connection with such an investigation, the United States government may also seek a Corporate Integrity Agreement (administered by the Office of Inspector General of HHS) with us which could include ongoing compliance and reporting obligations. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. Further, effective October 1, 2007, the Centers for Medicaid and Medicare Services, or CMS, adopted new rules for Average Manufacturer’s Price, or AMP, based on the provisions of the Deficit Reduction Act of 2005, or DRA. One significant change as a result of the DRA is that AMP will be disclosed to the public. AMP was historically kept confidential by the government and participants in the Medicaid program. Disclosing AMP to competitors, customers, and the public at large could negatively affect our leverage in commercial price negotiations.

In addition, as also disclosed in our SEC filings, a number of state and federal government agencies are conducting investigations of manufacturers’ reporting practices with respect to Average Wholesale Prices, or AWP, in which they have suggested that reporting of inflated AWP has led to excessive payments for prescription drugs. We and numerous other pharmaceutical companies have been named as defendants in various actions relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.

Any governmental agencies that have commenced, or may commence, an investigation of the Company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs including Medicare and/or Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments—and even in the absence of any such ambiguity—a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We expend a significant amount of resources on research and development efforts that may not lead to successful product introductions. Failure to successfully introduce products into the market could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. Typically, research expenses related to the development of innovative compounds and the filing of marketing authorization applications for innovative compounds (such as NDAs in the United States) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for, generic products (such as ANDAs in the United States and abridged applications in Europe). As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs (including, without limitation, nebivolol), our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may request that we conduct additional studies and, as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

A significant portion of our net revenues is derived from sales to a limited number of customers. Any significant reduction of business with any of these customers could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

A significant portion of our net revenues is derived from sales to a limited number of customers. If we were to experience a significant reduction in or loss of business with one such customer, or if one such customer were to experience difficulty in paying us on a timely basis, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

The use of legal, regulatory and legislative strategies by competitors, both brand and generic, including “authorized generics” and citizen’s petitions, as well as the potential impact of proposed legislation, may increase our costs associated with the introduction or marketing of our generic products, could delay or prevent such introduction and/or could significantly reduce our profit potential. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our competitors, both branded and generic, often pursue strategies to prevent or delay competition from generic alternatives to branded products. These strategies include, but are not limited to:

•	entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, at the same time generic competition initially enters the market;

•	filing citizen’s petitions with the FDA or other regulatory bodies, including timing the filings so as to thwart generic competition by causing delays of our product approvals;

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence;

•	initiating legislative efforts to limit the substitution of generic versions of brand pharmaceuticals;

•	filing suits for patent infringement that may delay regulatory approval of many generic products;

•	introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which we seek regulatory approval;

•	obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other potential methods;

•	persuading regulatory bodies to withdraw the approval of brand name drugs for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn; and

•	seeking to obtain new patents on drugs for which patent protection is about to expire.

In the United States, some companies have lobbied Congress for amendments to the Waxman-Hatch legislation that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.

If proposals like these in the United States, Europe or in other countries where we operate were to become effective, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced or eliminated, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We have substantial indebtedness and will be required to apply a substantial portion of our cash flow from operations to service our indebtedness. Our substantial indebtedness may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We incurred significant indebtedness to fund a portion of the consideration for our acquisition of Merck Generics and we will continue to have significant indebtedness even after this and the concurrent preferred stock offering.

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flow from operations and proceeds of any equity issuances to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	making it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	making it difficult for us to meet the leverage and interest coverage ratios required by our Senior Secured Credit Agreement;

•	limiting our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	increasing our vulnerability to increases in interest rates in general because a substantial portion of our indebtedness bears interest at floating rates;

•	requiring us to sell assets in order to pay down debt; and

•	placing us at a competitive disadvantage to our competitors that have less debt.

If we do not have sufficient cash flow to service our indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our Senior Secured Credit Agreement and our Senior Unsecured Interim Loan Agreement allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire. In addition, if we incur additional debt, the risks described above could intensify. Furthermore, if future debt financing is not available to us when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We may decide to sell assets which could adversely affect our prospects and opportunities for growth which could affect our business.

We may from time to time consider selling certain assets if we determine that such assets are not critical to our strategy, or if we believe the opportunity to monetize the asset is attractive, or in order to reduce indebtedness, or for other reasons. We have explored and will continue to explore the sale of certain non-core assets. Although our intention is to engage in asset sales only if they advance our overall strategy, any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. As a result, any such sale could have an adverse effect on our business, prospects and opportunities for growth.

Our credit facilities and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our credit facilities and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates or restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, our Senior Secured Credit Agreement requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We depend on third-party suppliers and distributors for the raw materials, particularly the chemical compound(s) comprising the active pharmaceutical ingredient, that we use to manufacture our products as well as certain finished goods. A prolonged interruption in the supply of such products could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

We typically purchase the active pharmaceutical ingredient (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers.

Additionally, we maintain safety stocks in our raw materials inventory and, in certain cases where we have listed only one supplier in our applications with regulatory agencies, have received regulatory agency approval to use alternative suppliers should the need arise. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product. A prolonged interruption in the supply of a single-sourced raw material, including the active ingredient, or finished product could cause our financial position and results of operations to be materially adversely affected, and the market value of our common stock could decline. In addition, our manufacturing capabilities could be impacted by quality deficiencies in the products which our suppliers provide, which could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

We utilize controlled substances in certain of its current products and products in development and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the Drug Enforcement Administration, or DEA, in the United States as well as similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA and other regulatory agencies limit the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and other regulatory agencies for procurement quota in order to obtain these substances. Any delay or refusal by the DEA or such regulatory agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our efforts to transition our Merck Generics subsidiaries away from the Merck name and away from services being provided by Merck KGaA may impose inherent risks or result in greater than expected costs or impediments, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We have a license from Merck KGaA to continue using the “Merck” name in company and product names in respect of the Merck Generics businesses for a two-year transitional period. We are engaged in efforts to transition in an orderly manner away from the Merck name and to achieve global brand alignment. Re-branding may prove to be costly, especially in markets where the Merck Generics name has strong dominance or significant equity locally. In addition, brand migration poses risks of both business disruption and customer confusion. Our customer outreach and similar efforts may not mitigate fully the risks of the name changes, which may lead to reductions in revenues in some markets. These losses may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

As part of the Merck Generics acquisition we entered into a transitional services agreement whereby Merck KGaA agreed to continue to provide certain services including accounting and information technology to Merck Generics for certain periods. The cost of transitioning such services from Merck KGaA to us during those periods as well as the capital expenditures that may be required for system upgrades may be greater than we expect or result in other impediments to our business. Such costs or impediments may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In addition, in limited circumstances, entities we acquired in the Acquisition are party to litigation and/or subject to investigation in matters under which we are entitled to indemnification by Merck KGaA. However, there are risks inherent in such indemnities and, accordingly, there can be no assurance that we will receive the full benefits of such indemnification.

Our business is highly dependent upon market perceptions of us, our brands and the safety and quality of our products. Our business or brands could be subject to negative publicity, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Market perceptions of our business are very important to us, especially market perceptions of our brands and the safety and quality of our products. If we, or our brands, suffer from negative publicity, or if any of our products or similar products which other companies distribute are proven to be, or are claimed to be, harmful to consumers then this could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline. Also, because we are dependant on market perceptions, negative publicity associated with illness or other adverse effects resulting from our products could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We have a limited number of manufacturing facilities producing a substantial portion of our products. Production at any one of these facilities could be interrupted, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

A substantial portion of our capacity as well as our current production is attributable to a limited number of manufacturing facilities. A significant disruption at any one of those facilities, even on a short-term basis, could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

A significant amount of our sales are to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of generic pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. The result of these developments may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our competitors, including branded pharmaceutical companies, or other third parties may allege that we are infringing their intellectual property, forcing us to expend substantial resources in resulting litigation, the outcome of which is uncertain. Any unfavorable outcome of such litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Companies that produce brand pharmaceutical products routinely bring litigation against ANDA or similar applicants that seek regulatory approval to manufacture and market generic forms of their branded products. These companies allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an ANDA or similar applicant. Likewise, patent holders may bring patent infringement suits against companies that are currently marketing and selling their approved generic products. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic products. If patents are held valid and infringed by our products in a particular jurisdiction, we would, unless we could obtain a license from the patent holder, need to cease selling in that jurisdiction and may need to deliver up or destroy existing stock in that jurisdiction.

There may also be situations where the Company uses its business judgment and decides to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We may experience reductions in the levels of reimbursement for pharmaceutical products by governmental authorities, HMOs or other third-party payers. Any such reductions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Various governmental authorities (including the UK National Health Service and the German statutory health insurance scheme) and private health insurers and other organizations, such as health maintenance organizations, or HMOs, in the United States, provide reimbursement to consumers for the cost of certain pharmaceutical products. Demand for our products depends in part on the extent to which such reimbursement is available. In the United States, third-party payers increasingly challenge the pricing of pharmaceutical products. This trend and other trends toward the growth of HMOs, managed health care and legislative health care reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future, perhaps to the point that market demand for our products declines. Such a decline could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In Germany recent legislative changes have been introduced which are aimed at reducing costs for the German statutory health insurance, or SHI, scheme. The measure is likely to have an impact upon marketing practice and reimbursement of drugs and may increase pressure on competition and reimbursement margins. The Act to Increase Competition in the Statutory Health Insurance Scheme provides, inter alia: (i) in addition to the existing reference price scheme, SHI funds will impose reimbursement caps on innovative drugs; (ii) SHI-funds will receive a rebate for generic drugs corresponding to 10% of the selling price, excluding VAT (this does not apply to generic drugs the price of which is at least 30% below the reference price); (iii) SHI funds will receive a rebate for generic drugs corresponding to 16% of the selling price, excluding VAT, for generics which are not listed in the inventory of groups of pharmaceuticals with a fixed price to be reimbursed by the statutory health insurance scheme; and (iv) new incentives for individual rebate contracts between pharmaceutical companies and single SHI funds. These changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In the UK, the Office of Fair Trading produced recommendations in February 2007 that suggested that the UK should move towards a value based pricing structure for the reimbursement of pharmaceutical products from 2010. If these recommendations are accepted and lead to change in the system of reimbursement, this could lead to increased pressure on competition and reimbursement margins. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Legislative or regulatory programs that may influence prices of prescription drugs could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Current or future federal, state or foreign laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. For example, programs in existence in certain states in the United States seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular state Medicare and/or Medicaid programs, or changes required in the way in which Medicare and/or Medicaid rebates are calculated under such programs, could adversely affect the prices we receive for our products and could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In order to control expenditure on pharmaceuticals, most member states in the EU regulate the pricing of products and, in some cases, limit the range of different forms of pharmaceuticals available for prescription by national health services. These controls can result in considerable price differences between member states.

We are involved in various legal proceedings and certain government inquiries and may experience unfavorable outcomes of such proceedings or inquiries, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We are involved in various legal proceedings and certain government inquiries, including, but not limited to, patent infringement, product liability, breach of contract and claims involving Medicare and/or Medicaid reimbursements, some of which are described in our periodic reports and involve claims for, or the possibility of fines and penalties involving, substantial amounts of money or other relief. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

With respect to product liability, we maintain commercial insurance to protect against and manage a portion of the risks involved in conducting our business. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

It is important that we attract and retain qualified personnel in order to develop new products and compete effectively. If we fail to attract and retain key scientific, technical or management personnel, our business could be affected adversely. Additionally, while we have employment agreements with certain key employees in place, their employment for the duration of the agreement is not guaranteed. If we are unsuccessful in retaining our key employees, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We have begun the implementation of an enterprise resource planning system. As with any implementation of a significant new system, difficulties encountered could result in business interruptions, and could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We have begun the implementation of an enterprise resource planning, or ERP, system in the United States to enhance operating efficiencies and provide more effective management of our business operations. Implementations of ERP systems and related software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of our ERP implementation, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Changing the fiscal year end involves incremental work and complexities and results in the acceleration of certain deadlines. Failure to meet these accelerated deadlines and/or issues resulting from the additional work and complexities could impact our results of operations and cause our stock to decline.

On October 2, 2007, we amended our bylaws to change our fiscal year. Our fiscal year previously commenced April 1 and ended March 31. Our fiscal year will now begin on January 1 and end on December 31. As a result of this we will be filing a transition report for the nine-month period ending December 31, 2007 and thereafter report on the basis of a fiscal year ending December 31. This change involves significant incremental work as well as certain complexities and expedited deadlines. Among them are the need to reconfigure certain internal processes and systems, the acceleration of effectiveness testing for certain Sarbanes-Oxley compliance measures for us and our subsidiaries, and accelerated external audit timing and reporting, including the impact of the Merck Generics acquisition. Issues may arise as a result of these additional complexities or expedited deadlines or we may fail to meet compliance requirements within these accelerated deadlines which could adversely affect our business, financial position and results of operations and could cause the market value of our common stock to decline.

Any future acquisitions or divestitures would involve a number of inherent risks. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We may continue to seek to expand our product line through complementary or strategic acquisitions of other companies, products or assets, or through joint ventures, licensing agreements or other arrangements or may determine to divest certain products or assets. Any such acquisitions, joint ventures or other business combinations may involve significant challenges in integrating the new company’s operations and divestitures could be equally challenging. Either process may prove to be complex and time consuming and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings.

We may be unable to realize synergies or other benefits expected to result from any acquisitions, joint ventures or other transactions or investments we may undertake, or be unable to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits. Realization of the anticipated benefits of acquisitions or other transactions could take longer than expected, and implementation difficulties, unforeseen expenses, complications and delays, market factors or a deterioration in domestic and global economic conditions could alter the anticipated benefits of any such transactions. We may also compete for certain acquisition targets with companies having greater financial resources than us or other advantages over us that may prevent us from acquiring a target. These factors could impair our growth and ability to compete, require us to focus additional resources on integration of operations rather than other profitable areas, otherwise cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Matrix, an important part of our business, is located in India and it is subject to regulatory, economic, social and political uncertainties in India. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In recent years, Matrix has benefited from many policies of the Government of India and the Indian state governments in the states in which we operate, which are designed to promote foreign investment generally, including significant tax incentives, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

In addition, our financial performance and the market price of our securities may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees and develop and operate our manufacturing facilities could be adversely affected if India does not successfully meet these challenges.

Southern Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan. Such military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. Resulting political tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on our share price and/or the market for Matrix’s products. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, Matrix might not be able to continue its operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Movements in foreign currency exchange rates could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

A significant portion of our revenues, indebtedness and our costs will be denominated in foreign currencies including the Australian dollar, the British pound, the Canadian dollar, the Euro, the Indian rupee and the Japanese Yen. We report our financial results in U.S. dollars. Our results of operations could be adversely affected by certain movements in exchange rates. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange payments will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

If we fail to adequately protect or enforce our intellectual property rights, then we could lose revenue under our licensing agreements or lose sales to generic copies of our branded products. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our success, particularly in our specialty business, depends in large part on our ability to obtain, maintain and enforce patents, and protect trade secrets, know-how and other proprietary information. Our ability to commercialize any branded product successfully will largely depend upon our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing substantially equivalent products. In the absence of patent and trade secret protection, competitors may adversely affect our branded products business by independently developing and marketing substantially equivalent products. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.

We have filed patent applications covering composition of, methods of making, and/or methods of using, our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover our branded products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our specialty business develops, formulates, manufactures and markets branded products that are subject to risks. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

Our branded products, developed, formulated, manufactured and marketed by our specialty business may be subject to the following risks:

•	limited patent life;

•	competition from generic products;

•	reductions in reimbursement rates by third-party payors;

•	importation by consumers;

•	product liability;

•	drug development risks arising from typically greater research and development investments than generics; and

•	unpredictability with regard to establishing a market.

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

Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports. We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure. In the United States such changes include the Sarbanes-Oxley Act of 2002, new SEC regulations and the New York Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestations as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

During fiscal year 2007 we acquired a controlling stake in Matrix and on October 2, 2007 we acquired Merck Generics. For purposes of management’s evaluation of our internal control over financial reporting as of March 31, 2007, we elected to exclude Matrix from the scope of management’s assessment as permitted by guidance provided by the SEC. Matrix will be included in, but Merck Generics will be excluded from, management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007. If we fail to implement and maintain adequate internal controls, it could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We operate in jurisdictions that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following provides a summary of votes cast for the proposals on which our shareholders voted at our Annual Meeting of Shareholders held on July 27, 2007.

Proposal No. 1— Election of Ten Directors.

Nominee	For	Withheld

Milan Puskar	209,365,176	6,783,383
Robert J. Coury	208,997,206	7,151,353
Wendy Cameron	166,453,970	49,694,589
Neil Dimick, C.P.A.	202,923,681	13,224,878
Douglas J. Leech, C.P.A.	210,820,149	5,328,410
Prasad Nimmagadda	209,521,491	6,627,068
Joseph C. Maroon, M.D.	166,516,638	49,631,921
Rodney L. Piatt, C.P.A.	166,598,702	49,549,857
C.B. Todd	209,153,354	6,995,205
Randall L. Vanderveen, Ph.D.	210,853,327	5,295,232

Proposal No. 2 — Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2008.

For	Against	Abstain

213,179,370	1,274,863	1,694,327

ITEM 6.	EXHIBITS

3	.1(a)	Amended and Restated Articles of Incorporation of the registrant, as amended, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.
3	.1(b)	Amendment to Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 3.2 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
3.2		Bylaws of the registrant, as amended to date, filed as Exhibit 3.1 to the Report of Form 8-K filed on October 5, 2007, and incorporated herein by reference.

4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4	.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4	.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

10.1	Amendment No. 1 to Share Purchase Agreement by and among the registrant and Merck Generics Holding GmbH, Merck S.A. Merck Internationale Beteiligung GmbH and Merck KGaA, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
10.2	Credit Agreement dated October 2, 2007, among the registrant, Mylan Luxembourg 5 S.à r.l., certain lenders and JPMorgan Chase Bank, National Association, as Administrative Agent.
10.3	Credit Agreement dated October 2, 2007, among the registrant, certain lenders and Merrill Lynch Capital Corporation, as Administrative Agent.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended September 30, 2007, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc.
(Registrant)

November 1, 2007

By:	/s/ Robert J. Coury
Robert J. Coury
Vice Chairman and Chief Executive Officer

November 1, 2007
/s/  Edward J. Borkowski
Edward J. Borkowski
Executive Vice President and Chief Financial Officer (Principal financial officer)

November 1, 2007
/s/  Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President and Corporate Controller
(Principal accounting officer)

EXHIBIT INDEX

10.2	Credit Agreement dated October 2, 2007, among the registrant, Mylan Luxembourg 5 S.à r.l., certain lenders and JPMorgan Chase Bank, National Association, as Administrative Agent.
10.3	Credit Agreement dated October 2, 2007, among the registrant, certain lenders and Merrill Lynch Capital Corporation, as Administrative Agent.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.