Form 10-KT/A
period 2007-12-31
MYLAN INC.
filed 2008-03-07
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

Explanatory Note:

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) amends our transition report for the period ended December 31, 2007, originally filed with the Securities and Exchange Commission on February 29, 2008 (the “Form 10-K”). We are filing this Form 10-K/A to correct typographical errors.

Specifically, (1) the dates between the double asterisks (**), in (1) below, were inadvertently noted as 2007 in ITEM 7, “Management’s Discussion and Analysis” under the heading “Strategic Initiatives” and in ITEM 8, “Financial Statements and Supplementary Data”, Note 18, “Subsequent Events”, and both such sections are hereby amended to reflect the correct date, as shown below. (2) Also, within ITEM 7, under the heading “Liquidity and Capital Resources”, the number between the double asterisks (**), in (2) below, referred to as cash flows from operating activities was incorrectly shown as $172.7 million and such section is also amended to reflect the correct amount, as shown below. (3) In ITEM 9A, “Controls and Procedures”, the page references for Management’s Report on Internal Control over Financial Reporting between double asterisks (**), in (3) below, was incorrectly shown as page 93 and the page reference for our independent registered public accounting firm’s report on Internal Control over Financial Reporting between double asterisks (**) was incorrectly shown as page 95. This section is hereby amended to include the correct page references, as shown below.

(1)	On February 27, **2008**, Mylan executed an agreement with Forest Laboratories, whereby Mylan sold its rights to Nebivolol, an FDA approved product for the treatment of hypertension which is marketed by Forest under the Brand name Bystolictm. Mylan will receive a one-time cash payment of $370.0 million (within ten business days from the execution of the agreement) and will retain its contractual royalties for three years, through calendar 2010.

(2)	Cash flows from operating activities were **$167.7** million for the transition period, consisting primarily of non-cash add-backs for acquired in-process research and development and depreciation and amortization, partially offset by a net decrease in operating assets and liabilities.

(3)	During the quarter ended December 31, 2007, the Company completed its acquisition of Merck Generics, discussed in Management’s Report on Internal Control over Financial Reporting on page **106**, and implemented a new consolidation system to enhance the Company’s worldwide consolidation function.

Management’s Report on Internal Control over Financial Reporting is on page **106**. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on pages **108-109**.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this 10-K/A.

No other information contained in the original filing is amended by this 10-K/A. The 10-K has been corrected and furnished in its entirety in this 10-K/A. Except as described above, this amendment does not change any previously reported financial results, modify or update disclosures in the original filing or reflect events occurring after the date of the original filing.

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

Strategic Initiatives

On February 27, 2008, Mylan executed an agreement with Forest Laboratories, whereby Mylan sold its rights to Nebivolol, an FDA approved product for the treatment of hypertension which is marketed by Forest under the Brand name Bystolic(TM). Mylan will receive a one-time cash payment of $370.0 million (within ten business days from the execution of the agreement) and will retain its contractual royalties for three years, through calendar 2010.

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

Liquidity and Capital Resources

Cash flows from operating activities were $167.7 million for the transition period, consisting primarily of non-cash add-backs for acquired in-process research and development and depreciation and amortization, partially offset by a net decrease in operating assets and liabilities. The most significant changes in operating assets and liabilities were seen in accounts receivable, due primarily to the timing of customer payments and the issuance of credits, and accounts payable which decreased due to the timing of payments.

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

On February 27, 2008, Mylan executed an agreement with Forest Laboratories, whereby Mylan sold its rights to Nebivolol, an FDA approved product for the treatment of hypertension which is marketed by Forest under the Brand name Bystolic(TM). Mylan will receive a one-time cash payment of $370.0 million (within ten business days from the execution of the agreement) and will retain its contractual royalties for three years, through calendar 2010.

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

During the quarter ended December 31, 2007, the Company completed its acquisition of Merck Generics, discussed in Management’s Report on Internal Control over Financial Reporting on page 106, and implemented a new consolidation system to enhance the Company’s worldwide consolidation function.

Management has not identified any other changes in the Company’s internal control over financial reporting during this quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is on page 106. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on pages 108-109.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2008.

    Mylan Inc.

by	/s/ EDWARD J. BORKOWSKI
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