Form 10-Q
period 2008-03-31
MYLAN INC.
filed 2008-05-12
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	May 8, 2008

$0.50 par value	304,449,174

MYLAN INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarterly Period Ended
March 31, 2008

INDEX

		Page
		Number

PART I. CONDENSED FINANCIAL INFORMATION
Item 1:	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations — Three Months Ended March 31, 2008 and 2007 (unaudited)	3
	Condensed Consolidated Balance Sheets — March 31, 2008 and December 31, 2007 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2008 and 2007 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	23
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4:	Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1:	Legal Proceedings	31
Item 1A:	Risk Factors	34
Item 5:	Other Information	52
Item 6:	Exhibits	52
SIGNATURES		54
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months
	Ended March 31,
	2008	2007
	(Unaudited; in thousands, except per share amounts)

Revenues:
Net revenues	$1,062,413	$483,700
Other revenues	12,048	3,562

Total revenues	1,074,461	487,262
Cost of sales	724,240	252,415

Gross profit	350,221	234,847

Operating expenses:
Research and development	83,844	36,848
Acquired in-process research and development	—	147,000
Impairment loss on goodwill	385,000	—
Selling, general and administrative	252,913	62,754
Litigation settlements, net	—	(3,962)

Total operating expenses	721,757	242,640

Loss from operations	(371,536)	(7,793)
Interest expense	90,747	20,984
Other income, net	6,961	10,449

Loss before income taxes and minority interest	(455,322)	(18,328)
Income tax (benefit) provision	(44,105)	52,750

Loss before minority interest	(411,217)	(71,078)
Minority interest	(2,042)	211

Net loss before preferred dividends	(409,175)	(71,289)
Preferred dividends	34,718	—

Net loss available to common shareholders	$(443,893)	$(71,289)

Loss per common share:
Basic	$(1.46)	$(0.31)

Diluted	$(1.46)	$(0.31)

Weighted average common shares outstanding:
Basic	304,181	227,158

Diluted	304,181	227,158

Cash dividend declared per common share	$—	$0.06

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited; in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$692,551	$484,202
Restricted cash	40,000	—
Available for sale securities	54,790	91,361
Accounts receivable, net	1,123,408	1,132,121
Inventories	1,133,572	1,063,840
Deferred income tax benefit	333,713	192,113
Prepaid expenses and other current assets	108,419	95,664

Total current assets	3,486,453	3,059,301
Property, plant and equipment, net	1,123,363	1,102,932
Intangible assets, net	3,022,623	2,978,706
Goodwill	3,612,751	3,855,971
Deferred income tax benefit	16,872	18,703
Other assets	337,122	337,563

Total assets	$11,599,184	$11,353,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$667,996	$643,873
Short-term borrowings	158,842	144,355
Income taxes payable	280,689	133,715
Current portion of long-term debt and other long-term obligations	398,811	410,934
Other current liabilities	714,195	669,474

Total current liabilities	2,220,533	2,002,351
Deferred revenue	447,821	122,870
Long-term debt	4,766,486	4,706,716
Other long-term obligations	207,490	206,672
Deferred income tax liability	768,596	876,816

Total liabilities	8,410,926	7,915,425

Minority interest	32,459	34,325

Shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000 as of March 31, 2008 and December 31, 2007
Shares issued: 2,139,000 as of March 31, 2008 and December 31, 2007	1,070	1,070
Common stock — par value $0.50 per share
Shares authorized: 600,000,000 as of March 31, 2008 and December 31, 2007
Shares issued: 395,287,669 and 395,260,355 as of March 31, 2008 and December 31, 2007, respectively	197,644	197,630
Additional paid-in capital	3,791,547	3,785,729
Retained earnings	470,710	922,857
Accumulated other comprehensive earnings	280,455	83,044

	4,741,426	4,990,330
Less treasury stock — at cost
Shares: 90,812,400 and 90,885,188 as of March 31, 2008 and December 31, 2007, respectively	1,585,627	1,586,904

Total shareholders’ equity	3,155,799	3,403,426

Total liabilities and shareholders’ equity	$11,599,184	$11,353,176

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months
	Ended March 31,
	2008	2007
	(Unaudited; in thousands)

Cash flows from operating activities:
Net loss before preferred dividends	$(409,175)	$(71,289)
Adjustments to reconcile net loss to net cash provided from operating activities:
Depreciation and amortization	110,510	24,504
Stock-based compensation expense	6,802	4,939
In-process research and development	—	147,000
Minority interest	(2,042)	211
Net income from equity method investees	(1,442)	(1,621)
Change in estimated sales allowances	(16,808)	23,630
Deferred income tax benefit	(221,808)	(47,570)
Impairment loss on goodwill	385,000	—
Other non-cash items	12,440	1,883
Litigation settlements, net	—	37,360
Changes in operating assets and liabilities:
Accounts receivable	60,499	(27,522)
Inventories	(38,471)	6,941
Trade accounts payable	(4,853)	(5,502)
Income taxes	135,162	40,969
Deferred revenue	360,411	(2,629)
Other operating assets and liabilities, net	(45,718)	7,934

Net cash provided by operating activities	330,507	139,238

Cash flows from investing activities:
Capital expenditures	(36,222)	(80,022)
Acquisition of Matrix, net of cash acquired of $10,943	—	(550,448)
Increase in restricted cash	(40,000)	—
Purchase of available for sale securities	(16,374)	(107,121)
Proceeds from sale of available for sale securities	53,582	112,164
Other items, net	(12,600)	1,182

Net cash used in investing activities	(51,614)	(624,245)

Cash flows from financing activities:
Cash dividends paid	(33,219)	(12,785)
Payment of financing fees	—	(13,547)
Proceeds from issuance of common stock, net	—	657,678
Purchase of bond hedge	—	(126,000)
Proceeds from issuance of warrants	—	45,360
Change in short-term borrowings, net	14,256	—
Proceeds from long-term debt	7,761	1,369,251
Payment of long-term debt	(57,491)	(502,000)
Proceeds from exercise of stock options	238	13,399
Change in outstanding checks in excess of cash disburements accounts	—	18,008
Other items, net	13	1,160

Net cash (used in) provided by financing activities	(68,442)	1,450,524

Effect on cash of changes in exchange rates	(2,102)	(32)

Net increase in cash and cash equivalents	208,349	965,485
Cash and cash equivalents — beginning of period	484,202	286,880

Cash and cash equivalents — end of period	$692,551	$1,252,365

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	General

In the opinion of management, the accompanying unaudited condensed consolidated financial statements (“interim financial statements”) of Mylan Inc. and subsidiaries (“Mylan” or “the Company”) were prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Transition Report on Form 10-KT/A for the nine months ended December 31, 2007. Effective October 2, 2007, the Company amended its bylaws, to change it’s fiscal year from beginning on April 1st and ending on March 31st, to beginning on January 1st and ending on December 31st.

The interim results of operations and interim cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three-month period ended March 31, 2008. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $401.7 million and $423.2 million as of March 31, 2008 and December 31, 2007, respectively. Other current liabilities include $218.2 million and $213.5 million at March 31, 2008, and December 31, 2007, for certain rebates and other adjustments that are payable to indirect customers.

In January 2006, the Company announced an agreement with Forest Laboratories Holdings, Ltd. (“Forest”), a wholly-owned subsidiary of Forest Laboratories, Inc., for the commercialization, development and distribution of Bystolictm in the United States and Canada (the “2006 Agreement”). Under the terms of that agreement, Mylan received a $75.0 million up front payment and $25.0 million upon approval of the product. Such amounts were being deferred until the commercial launch of the product and were to be amortized over the remaining term of the license agreement. Mylan also had the potential to earn future milestones and royalties on Bystolic sales and an option to co-promote the product, while Forest assumed all future development and selling and marketing expenses.

In February 2008, Mylan executed an agreement with Forest whereby Mylan sold to Forest its rights to Bystolic (“the Amended Agreement”). Under the terms of the Amended Agreement, Mylan received a one-time cash payment of $370.0 million, which was deferred along with the $100.0 million received under the 2006 Agreement, and retained its contractual royalties for three years, through 2010. Mylan’s obligations under the 2006 Agreement to supply Bystolic to Forest were unchanged by the Amended Agreement. Mylan believes that these supply obligations represent significant continuing involvement as Mylan remains contractually obligated to manufacture the product for Forest while the product is being commercialized, which is estimated to occur through the end of patent protection in 2020. As a result of this continuing involvement, Mylan will amortize the $470.0 million of deferred revenue ratably through 2020. As such, $3.3 million is included in other revenues in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2008.

However, Mylan and Forest are in the process of transferring all manufacturing responsibilities for the product to Forest and we expect this to occur no later than December 2008. Once the manufacturing is transferred, the Company does not believe there to be any further significant continuing involvement and the earnings process will

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

be deemed to be complete. Any remaining deferred revenue at that time will be immediately recognized into other revenues in the Company’s consolidated statement of operations.

Future royalties are considered to be contingent consideration and will be recognized in other revenues as earned upon sales of the product by Forest. Such royalties will be recorded at the net royalty rates specified in the Amended Agreement.

3.	Recent Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The Company already records marketable securities at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The adoption of SFAS No. 159 did not have a material impact on the Company’s Condensed Consolidated Financial Statements as management did not elect the fair value option for any other financial instrument or certain other assets and liabilities.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s Condensed Consolidated Financial Statements for financial assets and liabilities and any other assets and liabilities carried at fair value. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. FAS 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The Company has adopted the deferral of SFAS No. 157 with respect to the items listed in FSP No. FAS 157-2. See Note 10 — Financial Instruments and Risk Management for additional disclosure.

In March 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). Under the provisions of EITF No. 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement with the employee. The provisions of EITF No. 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The Company adopted the provisions of EITF No. 06-10 as of January 1, 2008. As a result of the adoption, the Company recognized a liability of $8.3 million, representing the present value of the future premium payments to be made under the existing policies. In accordance with the transition provisions of EITF No. 06-10, this amount was recorded as a direct decrease to retained earnings.

In March 2007, the EITF issued EITF No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements (“EITF No. 06-4”), which concludes that an employer should recognize a liability for post-employment benefits promised an employee based on the substantive arrangement between the employer and the employee. The Company adopted the provisions of EITF No. 06-04 as of January 1, 2008. The adoption of EITF No. 06-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

On January 1, 2008, the Company adopted Statement 133 Implementation Issue No. E23, Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 58 (“Issue No. E23”). Issue

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

No. E23 provides guidance on certain practice issues related to the application of the shortcut method by amending paragraph 68 of SFAS No. 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness of interest rate swaps. In addition to applying the provisions of Issue No. E23 on hedging arrangements designated on or after January 1, 2008, an assessment was required to be made on January 1, 2008 to determine whether preexisting hedging arrangements met the provisions of Issue No. E23 as of their original inception. Management performed such an assessment and determined that the adoption of Issue No. E23 did not have a material impact on preexisting hedging arrangements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. As SFAS No. 161 only requires enhanced disclosures, management is currently assessing the impact on the disclosures in the consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). Under the new rules for convertible debt instruments (including our Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the debentures is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Senior Convertible Notes. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Higher interest expense would result through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over the term of the Senior Convertible Notes. Prior period interest expense will also be higher than previously reported interest expense due to retrospective application. Early adoption is not permitted. The Company is currently evaluating the proposed new rules and the impact on the consolidated financial statements.

4.	Acquisition of Merck Generics

On October 2, 2007, Mylan completed its acquisition of Merck KGaA’s generic business (“Merck Generics”) and paid a purchase price of approximately $7.0 billion. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141), the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the preliminary estimate of their respective fair values. The purchase price plus acquisition costs exceeded the preliminary estimate of fair values of acquired assets and assumed liabilities.

The purchase price allocation, including the allocation of goodwill, is preliminary and is based on the information that was available as of the acquisition date. Management believes that the information provides a reasonable basis for allocating the purchase price but the Company is awaiting additional information necessary to finalize the purchase price allocation. The fair values reflected in the consolidated financial statements may be adjusted and such adjustments could be significant. The Company expects the purchase price allocation to be finalized as soon as possible but no later than one year from the acquisition date.

As disclosed in Note 15 — Restructuring, the Company included a $74.3 million restructuring reserve that was recorded as of the date of the Merck Generics acquisition associated with involuntary termination benefits for certain Merck Generics employees and certain other costs to exit certain activities of Merck Generics. At the date of consummation, management began to assess and formulate a plan to exit certain Merck Generics activities.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Management continues to strategically evaluate the Merck Generics business in accordance with the provisions of EITF No. 95-3, Recognition of Liabilities in Connection with a Purchased Business Combination. While management believes there may be additional costs to exit certain Merck Generics activities that could affect the purchase price allocation, it is not possible to estimate such costs at this time with any degree of certainty.

In conjunction with the Merck Generics acquisition, the Company assumed certain loss contingencies. As disclosed in Note 16 — Contingencies, Merck KGaA has indemnified Mylan under the provisions of the Share Purchase Agreement for certain of these contingencies. While it is not feasible to predict the ultimate outcome of the remaining assumed loss contingencies that could affect the purchase price allocation, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on our financial position or purchase price allocation. However, an adverse outcome in any such proceedings, or the inability or denial of Merck KGaA to pay on an indemnified claim, could have a material effect on the financial position or purchase price allocation.

The operating results of Merck Generics have been included in Mylan’s Condensed Consolidated Financial Statements for the three months ended March 31, 2008. The following is a summary of the unaudited pro forma results of operations for the three months ended March 31, 2007 and assumes the acquisition occurred on January 1, 2007. This summary of the unaudited pro forma results of operations is not necessarily indicative of what Mylan’s results of operations would have been had Merck Generics been acquired at the beginning of the period indicated, nor does it purport to represent results of operations for any future period.

The unaudited pro forma financial information for the period below includes the following material, non-recurring charges directly attributable to the accounting for the acquisition: amortization of the step-up of inventory of $37.6 million and an acquired in-process research and development charge of $1.3 billion. In addition, the pro forma financial information for the period presented includes the effects of the preferred and common stock offerings, which closed in November 2007, the proceeds of which were used to repay certain temporary financing.

Three Months Ended
March 31, 2007
(In thousands, except
per share data)

Total revenues	$1,080,832

Net loss before preferred dividends	(1,390,217)
Preferred dividends	34,718

Net loss available to common shareholders	$(1,424,935)

Loss per common share:
Basic	$(5.08)

Diluted	$(5.08)

Weighted average common shares outstanding:
Basic	280,658

Diluted	280,658

5.	Impairment of Long-lived Assets Including Goodwill

On February 27, 2008 the Company announced that it was reviewing strategic alternatives for its specialty business, Dey, including the potential sale of the business. This decision was based upon several factors, including a strategic review of the business, including the expected performance of the Perforomisttm product, where growth is now expected to be slower and will require a longer timeframe to reach peak sales than was originally anticipated.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

As a result of our ongoing review of strategic alternatives, we have determined that it is more likely than not that the business will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Accordingly, a recoverability test of Dey’s long-lived assets was performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). We included both cash flow projections and estimated proceeds from the eventual disposition of the long-lived assets. The estimated undiscounted future cash flows exceeded the book values of the long-lived assets and, as a result, no impairment charge was recorded.

Upon the closing of the Merck Generics transaction, Dey was defined as the Specialty Segment under the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”). Dey is also considered a reporting unit under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Upon closing of the transaction, the Company allocated $711.2 million of goodwill to Dey.

The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As we have determined that it is more likely than not that the business will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, the Company was required to assess whether any portion of its recorded goodwill balance was impaired.

The first step of the SFAS No. 142 impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit.

Income Approach:  To determine fair value, we discounted the expected future cash flows of the reporting unit. We used a discount rate, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption, and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

Market-Based Approach:  To corroborate the results of the income approach described above, we estimated the fair value of our reporting unit using several market-based approaches, including the guideline company method which focuses on comparing our risk profile and growth prospects to a select group of publicly traded companies with reasonably similar guidelines.

Based on the SFAS No. 142 “step one” analysis that was performed for Dey, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for Dey, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value to the net assets. Based on the second step analysis, the Company concluded that $385.0 million of the goodwill recorded at Dey was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $385.0 million during the three months ended March 31, 2008, which represents our best estimate as of March 31, 2008. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly, we have not adjusted the net book value of the assets and liabilities on the Company’s Condensed Consolidated Balance Sheet, other than goodwill, as a result of this process.

The determination of the fair value of the reporting unit requires the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting unit or the goodwill impairment charge.

The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also requires the Company to make significant estimates and assumptions. The hypothetical allocation requires several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit.

Refer to Note 9 for a rollforward of the Company’s goodwill.

6.	Stock-Based Incentive Plan

Mylan’s shareholders approved the 2003 Long-Term Incentive Plan on July 25, 2003, and approved certain amendments on July 28, 2006 and April 25, 2008 (as amended, the “2003 Plan”). Under the 2003 Plan, 37,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. In the amended 2003 Plan, no more than 5,000,000 shares may be issued as restricted shares, restricted units, performance shares and other stock-based awards.

Upon approval of the 2003 Plan, the 1997 Incentive Stock Option Plan (the “1997 Plan”) was frozen, and no further grants of stock options will be made under that plan. However, there are stock options outstanding from the 1997 Plan, expired plans and other plans assumed through acquisitions.

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	under Option	per Share

Outstanding at December 31, 2007	20,830,536	$16.15
Options granted	3,372,503	11.25
Options exercised	(27,314)	8.70
Options forfeited	(785,051)	17.11

Outstanding at March 31, 2008	23,390,674	$15.42

Vested and expected to vest at March 31, 2008	22,507,640	$15.46

Options exercisable at March 31, 2008	13,157,602	$15.66

As of March 31, 2008, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.55 years, 6.44 years and 4.72 years, respectively. Also at March 31, 2008, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $2.7 million, $2.5 million, and $1.3 million, respectively.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of March 31, 2008 and the changes during the three month period ended March 31, 2008, are presented below:

	Number of	Weighted Average
	Restricted	Grant-Date
Restricted Stock Awards	Stock Awards	Fair Value Per Share

Nonvested at December 31, 2007	1,295,347	$16.95
Granted	1,604,150	11.21
Released	(130,559)	15.21
Forfeited	(12,878)	18.64

Nonvested at March 31, 2008	2,756,060	$13.68

As of March 31, 2008, the Company had $60.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 2.25 years. The total intrinsic value of stock-based awards exercised during the quarter ended March 31, 2008 was $0.2 million. The total fair value of all shares vested during the three months ended March 31, 2008 and 2007 was $0.3 million for each period.

7.	Balance Sheet Components

Selected balance sheet components consist of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Inventories:
Raw materials	$265,974	$255,744
Work in process	173,896	160,918
Finished goods	693,702	647,178

	$1,133,572	$1,063,840

Property, plant and equipment:
Land and improvements	$64,419	$62,824
Buildings and improvements	596,763	583,097
Machinery and equipment	1,021,690	980,340
Construction in progress	121,979	125,682

	1,804,851	1,751,943
Less accumulated depreciation	681,488	649,011

	$1,123,363	$1,102,932

8.	Earnings per Common Share

Basic (loss) earnings per share excludes dilution and is computed by dividing net (loss) earnings available to common shareholders by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per share is computed by dividing net (loss) earnings available to common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding if the impact is dilutive.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Basic and diluted loss per common share is calculated as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share amounts)

Basic and diluted loss available to common shareholders (numerator):
Net loss before preferred dividends	$(409,175)	$(71,289)
Preferred dividends	34,718	—

Net loss available to common shareholders	(443,893)	(71,289)

Shares (denominator):
Weighted average common shares outstanding	304,181	227,158
Dilutive securities:
Stock-based awards	—	—
Preferred stock conversion	—	—

Total dilutive shares outstanding assuming conversion	304,181	227,158

Loss per common share:
Basic	$(1.46)	$(0.31)

Diluted	$(1.46)	$(0.31)

Additional stock options or restricted stock awards representing 18,885,473 and 1,572,645 shares were outstanding as of March 31, 2008 and 2007, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. In addition, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock is convertible into between a total of 125,234,172 shares and 152,785,775 shares of our common stock, subject to anti-dilution adjustments, depending on the average stock price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. However, the preferred stock conversion would have been anti-dilutive and as such was not assumed in the computation of diluted earnings per share.

On February 15, 2008, the Company paid a dividend of $33.2 million in cash to the holders of the preferred stock. On April 29, 2008, the Company announced that a quarterly dividend of $16.25 per share was declared (based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share) payable on May 15, 2008, to the holders of preferred stock of record as of May 1, 2008.

9.	Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2007 to March 31, 2008 is as follows:

Total
(In thousands)

Goodwill balance at December 31, 2007	$3,855,971
Impairment loss on goodwill (See Note 5)	(385,000)
Foreign currency translation and other	141,780

Goodwill balance at March 31, 2008	$3,612,751

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
	(In thousands)

March 31, 2008
Amortized intangible assets:
Patents and technologies	20	$118,926	$67,097	$51,829
Product rights and licenses	10	3,070,515	220,367	2,850,148
Other	8	138,968	18,322	120,646

		$3,328,409	$305,786	$3,022,623

December 31, 2007
Amortized intangible assets:
Patents and technologies	20	$118,926	$65,578	$53,348
Product rights and licenses	10	2,961,712	152,865	2,808,847
Other	8	129,031	12,520	116,511

		$3,209,669	$230,963	$2,978,706

Amortization expense, which is classified within cost of sales on the Company’s Condensed Consolidated Statement of Operations, for the three months ended March 31, 2008 and 2007 was $76.8 million and $12.4 million, respectively, and is expected to be $228.4 million, $300.2 million, $292.2 million, $282.5 million, and $267.0 million for years ended December 31, 2008 through 2012, respectively.

10.	Financial Instruments and Risk Management

Interest Rate Risk

During the three months ended March 31, 2008, the Company executed an incremental $500.0 million of notional interest rate swaps in order to fix the interest rate on a portion of its U.S. dollar debt under the Senior Credit Agreement. These swaps are designated as cash flow hedges of the variability of interest expense related to our variable rate debt and fix a rate of 5.44% until March 2010.

Fair Value Measurement

As stated in Note 3, on January 1, 2008, the Company adopted the fair value methods described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:  Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:  Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Municipal bonds	$—	$10,242	$—	$10,242
Other available-for-sale fixed income investments	—	34,308	—	33,011
Equity securities	1,165	—	—	1,165
Auction rate securities	—	—	9,075	9,075
Foreign exchange derivative assets	—	1,299	—	1,299

Total assets at fair value(1)	$1,165	44,552	9,075	$54,792

	Level 1	Level 2	Level 3	Total

Foreign exchange derivative liabilities	$—	3,195	—	$3,195
Interest rate swap derivative liabilities	—	40,057	—	40,057
Total liabilities at fair value(1)	$—	43,252	—	$43,252

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values. During the three months ended March 31, 2008, no auctions failed.

For financial assets and liabilities that utilize Level 2 inputs the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Municipal bonds — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Other available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Equity Securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR yield curve at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the three months ended March 31, 2008, that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

experienced any significant downgrades in the three months ended March 31, 2008, that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the three months ended March 31, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and adjusted to fair value determined under the provisions of SFAS No. 157.

11.	Long-Term Debt

A summary of long-term debt at March 31, 2008 and December 31, 2007 is as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)

U.S. Tranche A Term Loans(A)	$308,594	$312,500
Euro Tranche A Term Loans(A)	546,735	516,127
U.S. Tranche B Term Loans(A)	2,549,610	2,556,000
Euro Tranche B Term Loans(A)	827,426	773,273
Revolving Facility(A)	300,000	300,000
Senior convertible notes	600,000	600,000
Other(B)	29,932	54,194

	$5,162,297	$5,112,094
Less: Current portion	395,811	405,378

Total long-term debt	$4,766,486	$4,706,716

(A)	During the three months ended March 31, 2008, the Company paid $3.9 million on the U.S. Tranche A Term Loans, €4.4 ($7.0) million on the Euro Tranche A Term Loans, $6.4 million on the U.S. Tranche B Term Loans, and €1.3 ($2.1) million on the Euro Tranche B Term Loans.

The interest rate in effect at March 31, 2008 and December 31, 2007, on the outstanding borrowings under the U.S. Tranche A Term Loans was 6.25% and 8.31% and under the U.S. Tranche B Term Loans was 6.25% and 8.24%. The interest rate in effect at March 31, 2008 and December 31, 2007, on the outstanding borrowings under the Euro Tranche A Term Loans and Euro Tranche B Term Loans was 7.60% and 7.75%.

(B)	At December 31, 2007, other debt included the Matrix borrowings under a Euro-denominated Facility (“Facility B”). On March 31, 2008, Facility B was repaid in the amount of €24.5 million ($39.4 million).

At March 31, 2008, and December 31, 2007, the fair value of the Senior Convertible Notes was approximately $496.5 million and $545.5 million, respectively.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

12.	Comprehensive Earnings

Comprehensive earnings consists of the following:

	Three Months Ended March 31,
	2008		2007
	(In thousands)

Net loss before preferred dividends		$(409,175)		$(71,289)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments		221,365		1,266
Change in unrecognized losses and prior service cost related to post-retirement plans		389		—
Net unrecognized losses on derivatives		(24,765)		—
Unrealized gains (losses) on available for sale securities
Net unrealized gain (losses) on available for sale securities	395		(721)
Less: Reclassification for losses (gains) included in net earnings	26	421	33	(688)

Other comprehensive earnings (loss), net of tax:		$197,410		$578

Comprehensive loss, net of tax		$(211,765)		$(70,711)

Accumulated other comprehensive earnings, as reflected on the condensed consolidated balance sheets, is comprised of the following:

	March 31,	December 31,
	2008	2007
	(In thousands)

Net unrealized gain in available for sale securities	$1,255	$834
Change in unrecognized losses and prior service cost related to post-retirement plans	(1,546)	(1,935)
Net unrecognized losses on derivatives	(29,488)	(4,723)
Foreign currency translation adjustments	310,234	88,868

Accumulated other comprehensive income	$280,455	$83,044

13.	Income Taxes

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

The total amount of unrecognized tax benefits was $91.0 million and $77.6 million as of March 31, 2008 and December 31, 2007, respectively. An additional FIN 48 reserve was recorded this quarter related to the price of products sold between Mylan and its foreign subsidiaries. Accrued interest and penalties increased from $24.4 million at December 31, 2007 to $26.1 million at March 31, 2008.

It is anticipated that the amount of unrecognized tax benefits will change in the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The March 31, 2007 and December 31, 2007 tax years remain open to examination by the Internal Revenue Service. The major state taxing jurisdictions applicable to the Company remain open from 2004 through 2007.

14.	Segment Information

The Company has three reportable segments, the “Generics Segment”, the “Specialty Segment”, and the “Matrix Segment”. The Generics Segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form. The Specialty Segment engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. The Matrix Segment engages mainly in the manufacture and sale of active pharmaceutical ingredients (“APIs”) and the distribution of certain branded generic products. Additionally, certain general and administrative expenses, as well as litigation settlements, and non-operating income and expenses are reported in Corporate/Other. In accordance with SFAS No. 131, information for earlier periods has been recast.

The Company’s chief operating decision maker evaluates the performance of its reportable segments based on total revenues and segment profitability (loss). For the Generics, Specialty, and Matrix Segments, segment profitability (loss) represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses. Amortization of intangible assets as well as other purchase accounting related items including the write-off of in-process research and development and the amortization of the inventory step-up are excluded from segment profitability (loss). Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability (loss) reviewed by the Company’s chief operating decision maker. The Company does not report depreciation expense, total assets and capital expenditures by segment as such information is not used by the chief operating decision maker.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s Transition Report on Form 10-KT/A for the nine months ended December 31, 2007. Intersegment revenues are accounted for at current market values.

The table below presents segment information for the periods identified and provides a reconciliation of segment information to total consolidated information.

	Generics	Specialty	Matrix	Corporate/
	Segment	Segment(1)	Segment	Other(2)	Consolidated
		(In thousands)

Three Months Ended March 31, 2008
Total revenues
Third party	$909,693	$77,139	$87,629	$—	$1,074,461
Intersegment	257	12,328	15,787	(28,372)	—

Total	909,950	89,467	103,416	(28,372)	1,074,461
Segment profitability (loss)	$196,161	$(382,493)	$3,617	$(188,821)	$(371,536)

	Generics	Specialty	Matrix	Corporate/
	Segment	Segment	Segment	Other(1)	Consolidated

Three Months Ended March 31, 2007
Total revenues
Third party	$407,850	$—	$79,412	$—	$487,262
Intersegment	—	—	16,389	(16,389)	—

Total	407,850	—	95,801	(16,389)	487,262
Segment profitability (loss)	$191,775	$—	$8,578	$(208,146)	$(7,793)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

(1)	Segment profitability (loss) includes a $385.0 million non-cash impairment charge.

(2)	Segment profitability (loss) includes corporate overhead, certain purchase accounting items, intercompany eliminations and charges not directly attributable to segments.

15.	Restructuring

The Company’s Condensed Consolidated Balance Sheet as of March 31, 2008, includes a $74.3 million restructuring reserve that was recorded as of the date of the Merck Generics acquisition and which related to estimated exit costs associated with this acquisition. The plans related to these exit activities have yet to be finalized and there may be additional costs incurred. No material payments have been made during the three months ended March 31, 2008.

The Company has also announced its intent to restructure certain activities and incur certain related exit costs unrelated to the Merck Generics acquisition. At March 31, 2008, the Company has not met all the criteria in SFAS No. 146, Accounting for Certain Costs Associated with Exit of Disposal Activities (“SFAS No. 146”), thus, it has not recorded a reserve for such activities. As development of the plan is in progress, we have not yet estimated the total amount expected to be incurred in connection with such activities. However, we expect the majority of such costs will relate to one-time termination benefits and certain asset write-downs.

16.	Contingencies

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, under the terms of the Share Purchase Agreement by which we acquired Merck Generics. An adverse outcome in any of these proceedings, or the inability or denial of Merck KGaA to pay an indemnified claim, could have a material adverse effect on the Company’s financial position and results of operations.

Omeprazole

On May 7, 2000, Mylan Pharmaceuticals Inc. (“MPI”) filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules and on August 8, 2000 made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Inc. (“Mylan”) in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied. On May 31, 2007, the district court ruled in Mylan’s and Esteve’s favor by finding that the asserted patents were not infringed by Mylan’s/Esteve’s products. On July 18, 2007, AstraZeneca appealed the decision to the United States Court of Appeals for the Federal Circuit. Oral argument was held on May 6, 2008.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $9.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit. The appeals have been held in abeyance pending a ruling on the motion for prejudgment interest. In connection with the Company’s appeal of the lorazepam Judgment, the company submitted a surety bond underwritten by a third party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2008) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

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

Beginning in September 2003, Mylan, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, Mylan, MPI and/or UDL have either moved to dismiss the

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

complaints or have answered the complaints denying liability. Mylan and its subsidiaries intend to defend each of these actions vigorously.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involves whether MPI and UDL may have violated the False Claims Act or other laws by classifying certain authorized generics launched in the 1990’s and early 2000’s as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs until 2005. MPI and UDL deny the government’s allegations and deny that they engaged in any wrongful conduct. Based on our understanding of the government’s allegations, the alleged difference in rebates for the MPI and UDL products currently at issue may be up to approximately $100.0 million, which includes interest. Remedies under the False Claims Act could include treble damages and penalties. MPI and UDL have been cooperating fully with the government’s investigation and are currently in discussions with the government about a possible resolution of the matter. Additionally, we believe that we have contractual and other rights to recover from the innovator a substantial portion of any payments that MPI and UDL may remit to the government. The Company has not recorded any amounts in the consolidated financial statements related to this matter.

Dey, Inc. has also been named in suits brought by the state AG’s of Alaska, Arizona, California, Florida, Illinois, Iowa, Kentucky, Mississippi, Pennsylvania, South Carolina (on behalf of the state and the state health plan), Utah and Wisconsin and the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third party payors. Dey has reached a settlement of most of these class actions, which has been preliminarily approved by the court. Additionally, the U.S. federal government filed a claim against Dey, Inc. in September 2006. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey. Dey intends to defend each of these actions vigorously. In conjunction with the Merck Generics acquisition by Mylan, Mylan is entitled to indemnification by Merck KGaA for these Dey pricing related suits.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending, with the exception of the third party payor action, in which Mylan’s response to the complaint is not due until the motions filed in the other cases have been decided. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies Inc. (MTI) pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan is cooperating fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the lawsuit, although the complaint includes allegations pertaining to the Mylan/Cephalon settlement.

Merck Generics Litigation

Generics UK Ltd. is accused of having been involved in pricing agreements pertaining to certain drugs during the years 1996 and 2000. Generics UK Ltd. was able to settle claims for damages asserted by the Health Service in England and Wales out of court, which does not constitute any admission of liability. Additional claims were filed

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

against Generics UK Ltd. by health authorities in Scotland and Northern Ireland totaling £20.0 ($39.9) million plus interest. In addition to these civil claims, in 2006 criminal proceedings were filed in Southwark Crown Court against Generics UK Ltd. and the people responsible for running this company.

The Company has approximately $132.3 million recorded in other liabilities related to the litigation involving Dey and Generics UK Ltd. As stated above, in conjunction with the Merck Generics acquisition, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $132.3 million in other assets.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek® (digoxin tablets USP). Digitek is distributed in the United States by MPI and UDL. Actavis, as the manufacturer, initiated the recall and the Company believes that Actavis is responsible for all costs and expenses associated with the recall. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant.

Levetiracetam

In March 2004, Mylan Laboratories, Inc. and Mylan Pharmaceuticals, Inc., (“Mylan”), along with Dr. Reddy’s Laboratories, Inc., was named in a civil lawsuit filed in the Northern District of Georgia by UCB Society Anonyme and UCB Pharma, Inc. (“UCB”) alleging infringement of U.S. Patent No. 4,943,639 relating to levetiracetam tablets. This litigation was settled in October 2007. Under the terms of the settlement, Mylan has the right to market 250 mg, 500 mg, and 750 mg levetiracetam tablets in the United States beginning on November 1, 2008, provided that UCB obtains pediatric exclusivity for its product and Mylan obtains final approval for its abbreviated new drug application (“ANDA”) from the Food and Drug Administration (“FDA”). Mylan’s entry into the market could come sooner than November 1, 2008, if the FDA does not grant pediatric exclusivity to UCB. In addition, by letter dated November 19, 2007, Mylan was notified by the Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the levetiracetam patent litigation. In its letter, the FTC requested certain information from Mylan pertaining to the patent litigation and the settlement thereof. On April 9, 2008, the FTC issued a civil investigative demand to Mylan requesting additional information from Mylan relating to the investigation. Mylan is cooperating fully with the government’s investigation and its outstanding requests for information.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the Merck Generics acquisition. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the results of operations and financial condition of Mylan Inc. and Subsidiaries (“the Company”, “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Transition Report on Form 10-KT/A for the nine-month period ended December 31, 2007, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Company’s other SEC filings and public disclosures.

This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-Q.

Executive Overview

We are a leading global pharmaceutical company and have developed, manufactured, marketed, licensed and distributed high quality generic, branded and branded generic pharmaceutical products for more than 45 years. As a result of our acquisition of Merck Generics in October 2007 and the acquisition of a controlling interest in Matrix in January 2007, we are the third largest generic pharmaceutical company in the world based on 2006 combined calendar year revenues, a leader in branded specialty pharmaceuticals and the second largest active pharmaceutical ingredient (“API”) manufacturer with respect to the number of drug master files, or DMFs, filed with regulatory agencies. We hold a leading sales position in four of the world’s six largest generic pharmaceutical markets: the United States, the United Kingdom (“U.K”), France and Japan, and we also hold leading sales positions in several other key generics markets, including Australia, Belgium, Italy, Portugal and Spain.

Mylan previously had two reportable segments, the “Mylan Segment” and the “Matrix Segment”. With the acquisition of Merck Generics, Mylan now has three reportable segments: the “Generics Segment”, the “Specialty Segment”, and the “Matrix Segment”. The former Mylan Segment is included within the Generics Segment. Additionally, certain general and administrative expenses, as well as litigation settlements, and non-operating income and expenses are reported in Corporate/Other. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), information for earlier periods has been recast.

The measure of profitability (loss) used by the Company with respect to segments is gross profit less direct research and development expenses (“R&D”) and direct selling, general and administrative expenses (“SG&A”). The amortization of intangible assets as well as certain purchase accounting related items, including the write-off of in-process research and development and the amortization of the inventory step-up, are excluded from segment profitability (loss).

Strategic Initiatives

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

Bystolic

In January 2006, the Company announced an agreement with Forest Laboratories Holdings, Ltd. (“Forest”), a wholly-owned subsidiary of Forest Laboratories, Inc., for the commercialization, development and distribution of Bystolictm in the United States and Canada (the “2006 Agreement”). Under the terms of that agreement, Mylan received a $75.0 million up front payment and $25.0 million upon approval of the product. Such amounts were being deferred until the commercial launch of the product and were to be amortized over the remaining term of the license agreement. Mylan also had the potential to earn future milestones and royalties on Bystolic sales and an option to co-promote the product, while Forest assumed all future development and selling and marketing expenses.

In February 2008, Mylan executed an agreement with Forest whereby Mylan sold to Forest its rights to Bystolic (“the Amended Agreement”). Under the terms of the Amended Agreement, Mylan received a one-time cash payment of $370.0 million, which was deferred along with the $100.0 million received under the 2006 Agreement, and retained its contractual royalties for three years, through 2010. Mylan’s obligations under the 2006 Agreement to supply Bystolic to Forest were unchanged by the Amended Agreement. Mylan believes that these supply obligations represent significant continuing involvement as Mylan remains contractually obligated to manufacture the product for Forest while the product is being commercialized, which is estimated to occur through the end of patent protection in 2020. As a result of this continuing involvement, Mylan will amortize the $470.0 million of deferred revenue ratably through 2020. As such, $3.3 million is included in other revenues in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2008.

However, Mylan and Forest are in the process of transferring all manufacturing responsibilities for the product to Forest and we expect this to occur no later than December 2008. Once the manufacturing is transferred, we do not believe there to be any further significant continuing involvement and the earnings process will be deemed to be complete. Any remaining deferred revenue at that time will be immediately recognized into other revenues in the Company’s consolidated statement of operations.

Future royalties are considered to be contingent consideration and will be recognized in other revenue as earned upon sales of the product by Forest. Such royalties will be recorded at the net royalty rates specified in the Amended Agreement.

Goodwill Impairment

On February 27, 2008 the Company announced that it is reviewing strategic alternatives for its specialty business, Dey, including the potential sale of the business. This decision was based upon several factors, including a strategic review of the business, including the expected performance of the Perforomisttm product, where growth is now expected to be slower and will require a longer timeframe to reach peak sales than was originally anticipated.

As a result of our ongoing review of strategic alternatives, we have determined that it is more likely than not that the business will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Accordingly, a recoverability test of Dey’s long-lived assets was performed in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We included both cash flow projections and estimated proceeds from the eventual disposition of the long-lived assets. The estimated undiscounted future cash flows exceeded the book values of the long-lived assets and, as a result, no impairment charge was recorded.

Upon the closing of the Merck Generics transaction, Dey was defined as the Specialty Segment under the provisions of SFAS No. 131. Dey is also considered a reporting unit under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Upon closing of the transaction, the Company allocated $711.2 million of goodwill to Dey.

The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As we have determined that it is more likely than not that the business will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, the Company was required to assess whether any portion of its recorded goodwill balance was impaired.

The first step of the SFAS No. 142 impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit.

Income Approach:  To determine fair value, we discounted the expected future cash flows of the reporting unit. We used a discount rate, which reflects the overall level of inherent risk and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

Market-Based Approach:  To corroborate the results of the income approach described above, we estimated the fair value of our reporting unit using several market-based approaches, including the guideline company method which focuses on comparing our risk profile and growth prospects to a select group of publicly traded companies with reasonably similar guidelines.

Based on the SFAS No. 142 “step one” analysis that was performed for Dey, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for Dey, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value to the net assets. Based on the second step analysis, the Company concluded that $385.0 million of the goodwill recorded at Dey was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $385.0 million during the three months ended March 31, 2008, which represents our best estimate as of March 31, 2008. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly, we have not adjusted the net book value of the assets and liabilities on our Condensed Consolidated Balance Sheet, other than goodwill, as a result of this process.

The determination of the fair value of the reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting unit or the goodwill impairment charge.

The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also requires us to make significant estimates and assumptions. The hypothetical allocation requires several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit.

Financial Summary

Mylan’s financial results for the three months ended March 31, 2008, included total revenues of $1.07 billion compared to $487.3 million for the three months ended March 31, 2007. This represents an increase in revenues of $587.2 million. Consolidated gross profit for the current quarter was $350.2 million compared to $234.8 million in the same prior year period, an increase of 49%. For the current quarter, an operating loss of $371.5 million was realized compared to an operating loss of $7.8 million for the three months ended March 31, 2007.

The net loss available to common shareholders for the current quarter was $443.9 million compared to $71.3 million in the comparable prior year period. This translates into a loss per diluted common share of $1.46 for the three months ended March 31, 2008, compared to a loss per diluted common share of $0.31 for the comparable three-month period. Comparability of results between the two periods is affected by the following items:

Three Months Ended March 31, 2008:

•	Amortization expense related to intangible assets acquired in the Merck Generics acquisition of $64.1 million (pre-tax);

•	Amortization of the inventory step-up related to the Merck Generics acquisition of $36.9 million (pre-tax);

•	A non-cash impairment loss on the goodwill of the Specialty Segment of $385.0 million (pre-tax); and

•	A $34.7 million (pre-tax and after-tax) dividend on the 6.50% mandatory convertible preferred stock.

Three Months Ended March 31, 2007:

•	Amortization of the inventory step-up related to the Matrix acquisition of $9.4 million;

•	The write-off of acquired in-process research and development related to the Matrix acquisition of $147.0 million (pre-tax and after-tax); and

•	The favorable settlement of litigation in the amount of $4.0 million (pre-tax).

In addition to the above, the loss per common share in the current quarter was impacted by additional dilution as a result of the issuance of 26.2 million shares of common stock in March 2007 and the issuance of 55.4 million shares of common stock in November 2007. Because the first offering occurred in March 2007, the loss per common share for the three months ended March 31, 2007 did not bear the full impact of the new shares. However, these 26.2 million shares, as well as the additional 55.4 million shares were outstanding for the full three months ended March 31, 2008. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations”.

Results of Operations

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.07 billion compared to $487.3 million in the same prior year period. This represents an increase of $587.2 million. The acquisition of Merck Generics contributed revenues of $629.8 million, of which $552.7 million are included in the Generics Segment and $77.1 million are included in the Specialty Segment. Matrix contributed third party revenues of $87.6 million compared to $79.4 million in the comparable three-month period.

Gross profit for the three months ended March 31, 2008 was $350.2 million and gross margins were 32.6%. For the three months ended March 31, 2007, gross profit was $234.8 million and gross margins were 48.2%. Gross profit is impacted by certain purchase accounting related items recorded during the three months ended March 31, 2008 of approximately $118.1 million, which consisted primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of Merck Generics. Excluding such items, gross margins would have been approximately 43.6%. Prior year gross profit is also impacted by similar purchase accounting related items recorded with respect to the Matrix acquisition in the amount of $21.9 million. Excluding such items, gross margins in the prior year would have been approximately 52.7%.

The decrease in gross margins excluding amounts related to the acquisition of Merck Generics and Matrix, is due to the fact that on average, the newly acquired Merck Generics entities, particularly in countries outside of the United States, contribute margins that are lower than those realized by Mylan’s domestic subsidiaries. Additionally, margins were negatively impacted by the loss of exclusivity on certain products. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity or limited generic competition. During the three months ended March 31, 2007, Mylan had exclusivity on both amlodipine and oxybutynin. This exclusivity was lost in subsequent periods. DuoNeb, a product sold by Dey, also lost exclusivity in July 2007. Even though this occurred prior to the acquisition by Mylan, the loss of exclusivity resulted in lower gross margins than could have otherwise been realized had the product not lost exclusivity. Finally, gross margins in the current period were negatively impacted by additional generic competition on fentanyl.

Generics Segment

For the current quarter, the Generics Segment reported total revenues of $910.0 million. Generics Segment total revenues are derived from sales primarily in or from the U.S. and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”) and Australia, Japan and New Zealand (collectively, “Asia Pacific”).

Total revenues from North America were $392.1 million for the three-month period ended March 31, 2008 compared to $407.9 million for the three months ended March 31, 2007, representing a decrease of $15.8 million. In the current quarter, revenue of $34.8 million is the result of the acquisition of Merck Generics. Excluding the impact of the acquisition, total North America revenues decreased by $50.6 million or 12%. This decrease is the result of unfavorable pricing as discussed below, partially offset by increased volume, as doses shipped during the quarter, excluding the impact of the acquisition, increased by over 3.5% to 4.0 billion.

Fentanyl, Mylan’s AB-rated generic alternative to Duragesic®, continued to contribute significantly to the financial results, accounting for approximately 16% of net revenues in North America despite the entrance into the market of additional generic competition in August 2007. As expected, the additional competition had an unfavorable impact on fentanyl pricing. Competition, including additional generic competition upon the loss of exclusivity on oxybutynin, resulted in lower sales of certain other products in the Company’s portfolio. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, North American revenues in the current quarter were negatively impacted by measures undertaken by Mylan’s largest wholesale customers to reduce the amount of inventory on their shelves.

Total revenues from EMEA were $389.0 million for the three months ended March 31, 2008, all of which were the result of the acquisition of Merck Generics. Within EMEA, approximately 70% of net revenues are derived from the three largest markets; France, the U.K. and Germany.

Total revenues from Asia Pacific were $128.9 million for the current quarter, all of which were the result of the acquisition of Merck Generics. The majority of revenues from Asia Pacific are contributed by Alphapharm, Mylan’s Australian subsidiary, with the remainder comprised of sales in Japan and New Zealand.

For the three months ended March 31, 2008, the segment profitability for the Generics Segment was $196.2 million compared to $191.8 million in the comparable three month period. Of the current year amount, approximately $59.6 million is due to the acquisition of Merck Generics. Excluding this amount, segment profitability decreased by $55.2 million. This decrease is the result of lower revenues, as discussed above, as well as increased R&D expense.

Specialty Segment

For the current quarter, the Specialty Segment reported total revenues of $89.5 million, of which $77.1 million represented sales to third parties. The Specialty Segment consists primarily of Dey, an entity acquired as part of the Merck Generics acquisition that focuses on the development, manufacturing and marketing of specialty pharmaceuticals in the respiratory and severe allergy markets. The majority of the Specialty Segment revenues are derived from two products: EpiPen and DuoNeb.

EpiPen, which is used in the treatment of severe allergies, is an epinephrine auto-injector. EpiPen is the number one prescribed treatment for severe allergic reactions with a market share of over 95%.

DuoNeb is a nebulized unit dose formulation of ipratropium bromide and albuterol sulfate for treatment of chronic obstructive pulmonary disorder. DuoNeb lost exclusivity in July 2007, at which time authorized generic competition entered the market. At the end of December 2007 and early January 2008, several other generics entered the market. As expected, sales of this product have declined as a result of additional competition.

Segment loss for the Specialty Segment for the three months ended March 31, 2008 was $382.5 million, which includes the $385.0 million non-cash goodwill impairment charge discussed previously.

Matrix Segment

For the three months ended March 31, 2008, the Matrix Segment reported total revenues of $103.4 million, of which $87.6 million represented third-party sales compared to net revenues of $95.8 million, of which $79.4 million represented third party sales during the prior year comparable period. Approximately 60% of the Matrix Segment’s third-party net revenues come from the sale of API and intermediates, and approximately 20% comes from the distribution of branded generic products in Europe. In addition to its net revenue, Matrix realized other revenue of $11.8 million through intersegment product development agreements. Intersegment net revenue consists of API sales to the Generics Segment primarily in conjunction with Mylan’s vertical integration strategy.

Segment profitability for the Matrix Segment for the current quarter was $3.6 million compared to $8.6 million in the comparable three-month period.

Operating Expenses

R&D expense for the three months ended March 31, 2008 was $83.8 million compared to $36.8 million in the same prior year period. For the current quarter, R&D expense includes approximately $41.3 million related to the newly acquired Merck Generics entities, all of which was incremental to the prior year. Excluding these amounts, R&D expense increased by $5.7 million or 15% as a result of increased clinical studies.

During the three months ended March 31, 2007, the Company recognized a charge of $147.0 million to write-off acquired in-process R&D associated with the Matrix acquisition. This amount represents the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use.

SG&A expense for the current quarter was $252.9 million compared to $62.8 million for the same period in the prior year, an increase of $190.1 million. For the current quarter, SG&A expense includes approximately $153.9 million related to the newly acquired Merck Generics entities, all of which was incremental to the prior year. Excluding these amounts, SG&A expense increased by $36.2 million or 58%. This increase was primarily realized by Corporate/Other. The increase in Corporate/Other SG&A expense is due primarily to an increase in professional and consulting fees as well as higher payroll and payroll related costs. The increase in professional and consulting fees is associated primarily with the ongoing integration of Merck Generics. The increase in payroll and related costs is principally attributable to the build-up of additional corporate infrastructure as a direct result of the Merck Generics acquisition.

Interest Expense

Interest expense for the three months ended March 31, 2008 totaled $90.7 million compared to $21.0 million for the three months ended March 31, 2007. The increase is due to the additional debt incurred to finance the acquisition of Merck Generics.

Other Income, net

Other income, net was $7.0 million in the current quarter compared to $10.4 million in the comparable three-month period. The decrease is primarily the result of lower interest and dividend income.

Income Tax Expense

The Company’s provision for income tax was a benefit of $44.1 million for the three month period ending March 31, 2008 compared to expense of $52.8 million in the comparable prior year quarter. The change in the tax rate is due to a larger operating loss offset by the non-deductible impairment charge related to Dey. The prior year effective rate was largely impacted by the write-off of acquired in-process research and development related to the Matrix acquisition.

Liquidity and Capital Resources

Cash flows from operating activities were $330.5 million for the three months ended March 31, 2008. The amount consists primarily of non-cash add-backs for the $385.0 million goodwill impairment related to Dey and for depreciation and amortization, an increase in deferred revenue of $360.4 million, as well as a net increase in operating assets and liabilities. These items are partially offset by the deferred tax benefit of $221.8 million. The increases in deferred revenue and income taxes payable, as well as a significant component of the current quarter change in deferred tax benefit, is due to the Bystolic agreement with Forest.

Cash used in investing activities for the three months ended March 31, 2008 was $51.6 million. Net sales of investments in available for sale securities, which consist of a variety of high-credit quality debt securities, including U.S. government, state and local government and corporate obligations, generated a net $37.2 million in cash. These investments are highly liquid and available for working capital and other needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

Capital expenditures during the three months ended March 31, 2008 were $36.2 million. These expenditures were incurred primarily for equipment, including with respect to the Company’s previously announced planned expansions and integration plans with respect to the Merck Generics acquisition. Also included in investing activities was a cash outflow of $40.0 million to secure a surety bond with respect to the Company’s lorazepam and clorazepate litigation.

Cash used in financing activities was $68.4 million for the three months ended March 31, 2008. Cash dividends of $33.2 million were paid on the Company’s 6.50% mandatory convertible preferred stock. Additionally, the Company made repayments on its long-term debt in the amount of $57.5 million.

The Company is involved in various legal proceedings that are considered normal to its business (see Note 16 of our Condensed Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations.

The Company’s Condensed Consolidated Balance Sheet includes $74.3 million of restructuring reserves that were recorded as of the date of the Merck Generics acquisition and which related to estimated exit costs associated with this acquisition. The plans related to these exit activities have yet to be finalized and there may be additional costs incurred. The Company also announced its intent to restructure certain activities and incur certain related exit costs unrelated to the Merck Generics acquisition. However, as of March 31, 2008, the Company had not met all the criteria in SFAS No. 146, Accounting for Certain Costs Associated with Exit of Disposal, thus, it has not recorded a reserve for such activities. As development of the plan is in progress, we have not yet estimated the total amount expected to be incurred in connection with such activities. However, we expect the majority of such costs will relate to one-time termination benefits and certain asset write-downs. No material payments have been made during the three months ended March 31, 2008 related to these activities. (See Note 15 of our Condensed Consolidated Financial Statements).

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

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The Company already records marketable securities at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The adoption of SFAS No. 159 did not have a material impact on the Company’s Condensed Consolidated Financial Statements as management did not elect the fair value option for any other financial instrument or certain other assets and liabilities.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for financial assets and liabilities and any other assets and liabilities carried at fair value. This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. On November 14, 2007, the Financial Accounting Standards Board (“FASB”) agreed to a one-year deferral for the implementation of SFAS No. 157 for other non-financial assets and liabilities. The Company’s adoption of SFAS No. 157 did not have a material effect on the Company’s Condensed Consolidated Financial Statements for financial assets and liabilities and any other assets and liabilities carried at fair value. On February 12, 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. FAS 157-2”), which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. The Company has adopted the deferral of SFAS No. 157 with respect to the items listed in FSP No. FAS 157-2. See Note 10 — Financial Instruments and Risk Management for additional disclosure.

In March 2007, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). Under the provisions of EITF No. 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement with the employee. The provisions of EITF No. 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The Company adopted the provisions of EITF No. 06-10 as of January 1, 2008. As a result of the adoption, the Company recognized a liability of $8.3 million, representing the present value of the future premium payments to be made under the existing policies. In accordance with the transition provisions of EITF No. 06-10, this amount was recorded as a direct decrease to retained earnings.

In March 2007, the EITF issued EITF No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsed Split-Dollar Life Insurance Arrangements (“EITF No. 06-4”), which concludes that an employer should recognize a liability for post-employment benefits promised an employee based on the substantive arrangement between the employer and the employee. The Company adopted the provisions of EITF No. 06-04 as of January 1, 2008. The adoption of EITF No. 06-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

On January 1, 2008, the Company adopted Statement 133 Implementation Issue No. E23, Hedging — General: Issues Involving the Application of the Shortcut Method under Paragraph 58 (“Issue No. E23”). Issue No. E23 provides guidance on certain practice issues related to the application of the shortcut method by amending paragraph 68 of SFAS No. 133 with respect to the conditions that must be met in order to apply the shortcut method for assessing hedge effectiveness of interest rate swaps. In addition to applying the provisions of Issue No. E23 on hedging arrangements designated on or after January 1, 2008, an assessment was required to be made on January 1, 2008 to determine whether preexisting hedging arrangements met the provisions of Issue No. E23 as of their original inception. Management performed such an assessment and determined that the adoption of Issue No. E23 did not have a material impact on preexisting hedging arrangements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. As SFAS No. 161 only requires enhanced disclosures, management is currently assessing the impact on the disclosures in the consolidated financial statements.

In May 2008 the FASB issued FASB Staff Position No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). Under the new rules for convertible debt instruments (including our Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the proposed new rules for the debentures is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Senior Convertible Notes. The FSP will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Higher interest expense would result through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over the term of the Senior Convertible Notes. Prior period interest expense will also be higher than previously reported interest expense due to retrospective application. Early adoption is not permitted. The Company is currently evaluating the proposed new rules and the impact on the consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Transition Report filed on Form 10-KT/A.

In the three months ended March 31, 2008, we executed an incremental $500.0 million of notional interest rate swaps in order to fix the interest rate on a portion of our U.S. dollar debt under the Senior Credit Agreement. These swaps are designated as cash flow hedges of the variability of interest expense related to our variable rate debt and fix a rate of 5.44% until March 2010.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, under the terms of the Share Purchase Agreement by which we acquired Merck Generics. An adverse outcome in any of these proceedings, or the inability or denial of Merck KGaA to pay on indemnified claim, could have a material adverse effect on the Company’s financial position and results of operations.

Omeprazole

On May 17, 2000, Mylan Pharmaceuticals Inc. (“MPI”) filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules and on August 8, 2000 made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan Inc. (“Mylan”) in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement, which could result in treble damages, injunctive relief, attorneys’ fees, costs of litigation and such further relief as the court deems just and proper. MPI has certain indemnity obligations to Esteve in connection with this litigation. MPI, Esteve and the other generic manufacturers who are co-defendants in the case filed motions for summary judgment of non-infringement and patent invalidity. On January 12, 2006, those motions were denied. On May 31, 2007, the district court ruled in Mylan’s and Esteve’s favor by finding that the asserted patents were not infringed by Mylan’s/Esteve’s products. On July 18, 2007, AstraZeneca appealed the decision to the United States Court of Appeals for the Federal Circuit. Oral argument was held on May 6, 2008.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $9.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit. The appeals have been held in abeyance pending a ruling on the motion for prejudgment interest. In connection with the Company’s appeal of the lorazepam Judgment, the company submitted a surety bond underwritten by a third party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2008) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

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

Beginning in September 2003, Mylan, MPI and/or UDL, together with many other pharmaceutical companies, have been named in a series of civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, Mylan, MPI and/or UDL have either moved to dismiss the complaints or have answered the complaints denying liability. Mylan and its subsidiaries intend to defend each of these actions vigorously.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involves whether MPI and UDL may have violated the False Claims Act or other laws by classifying certain authorized generics launched in the 1990’s and early 2000’s as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs until 2005. MPI and UDL deny the government’s allegations and deny that they engaged in any wrongful conduct. Based on our understanding of the government’s allegations, the alleged difference in rebates for the MPI and UDL products currently at issue may be up to approximately $100.0 million, which includes interest. Remedies under the False Claims Act could include treble damages and penalties. MPI and UDL have been cooperating fully with the government’s investigation and are currently in discussions with the government about a possible resolution of the matter. Additionally, we believe that we have contractual and other rights to recover from the innovator a substantial portion of any payments that MPI and UDL may remit to the government. The Company has not recorded any amounts in the consolidated financial statements related to this matter.

Dey, Inc. has also been named in suits brought by the state AG’s of Alaska, Arizona, California, Florida, Illinois, Iowa, Kentucky, Mississippi, Pennsylvania, South Carolina (on behalf of the state and the state health plan), Utah and Wisconsin and the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third party payors. Dey has reached a settlement of most of these class actions, which has been preliminarily approved by the court. Additionally, the U.S. federal government filed a claim against Dey, Inc. in September 2006. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey. Dey intends to defend each of these actions vigorously. In conjunction with the Merck Generics acquisition by Mylan, Mylan is entitled to indemnification by Merck KGaA for these Dey pricing related suits.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named in a series of civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending, with the exception of the third party payor action, in which Mylan’s response to the complaint is not due until the motions filed in the other cases have been decided. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from

Mylan, MPI and Mylan Technologies Inc. (MTI) pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan is cooperating fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the lawsuit, although the complaint includes allegations pertaining to the Mylan/Cephalon settlement.

Merck Generics Litigation

Generics UK Ltd., is accused of having been involved in pricing agreements pertaining to certain drugs during the years 1996 and 2000. Generics UK Ltd. was able to settle claims for damages asserted by the Health Service in England and Wales out of court, which does not constitute any admission of liability. Additional claims were filed against Generics UK Ltd. by health authorities in Scotland and Northern Ireland totaling £20.0 ($39.9) million plus interest. In addition to these civil claims in 2006, criminal proceedings were filed in Southwark Crown Court against Generics UK Ltd. and the people responsible for running this company.

The Company has approximately $132.3 million recorded in other liabilities related to the litigation involving Dey and Generics UK Ltd. As stated above, in conjunction with the Merck Generics acquisition, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $132.3 million in other assets.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek® (digoxin tablets USP). Digitek is distributed in the United States by MPI and UDL. Actavis, as the manufacturer, initiated the recall and the Company believes that Actavis is responsible for all costs and expenses associated with the recall. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant.

Levetiracetam

In March 2004, Mylan Laboratories, Inc. and Mylan Pharmaceuticals, Inc., (“Mylan”), along with Dr. Reddy’s Laboratories, Inc., was named in a civil lawsuit filed in the Northern District of Georgia by UCB Society Anonyme and UCB Pharma, Inc. (“UCB”) alleging infringement of U.S. Patent No. 4,943,639 relating to levetiracetam tablets. This litigation was settled in October 2007. Under the terms of the settlement, Mylan has the right to market 250 mg, 500 mg, and 750 mg levetiracetam tablets in the United States beginning on November 1, 2008, provided that UCB obtains pediatric exclusivity for its product and Mylan obtains final approval for its abbreviated new drug application (“ANDA”) from the Food and Drug Administration (“FDA”). Mylan’s entry into the market could come sooner than November 1, 2008, if the FDA does not grant pediatric exclusivity to UCB. In addition, by letter dated November 19, 2007, Mylan was notified by the Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the levetiracetam patent litigation. In its letter, the FTC requested certain information from Mylan pertaining to the patent litigation and the settlement thereof. On April 9, 2008, the FTC issued a civil investigative demand to Mylan requesting additional information from Mylan relating to the investigation. Mylan is cooperating fully with the government’s investigation and its outstanding requests for information.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the Merck Generics acquisition. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

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

With our recent acquisitions of Merck Generics and a controlling interest in Matrix, our operations extend to numerous countries outside the United States. Operating globally exposes us to certain additional risks including, but not limited to:

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

Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully develop and/or license, or otherwise acquire and commercialize, new generic and patent or statutorily protected pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and the market is not yet proven. Likewise, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing any of such products on a timely basis, if at all, including, without limitation, Bystolic, for which we are dependent on our partner Forest Laboratories, which could adversely affect our business, financial position and results of operations and could cause the market value of our common stock to decline.

Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example the FDA in the United States and the European Medicines Agency (or “EMA”) in the European Union (or “EU”). The process of obtaining regulatory approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly and largely unpredictable. Outside the United States, the approval process may be more or less rigorous, and the time required for approval may be longer or shorter than that required in the United States. Bioequivalency studies conducted in one country may not be accepted in other countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner, may be unable to obtain requisite approvals on a timely basis for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug it may be limited with respect to the indicated uses and delivery methods for which the drug may be marketed, which could in turn restrict our potential market for the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. The timing and cost of obtaining regulatory approvals could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline. See “Item 1. Business — Product Development and Government Regulation.”

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

In addition to the new drug approval process, government agencies also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and other similar regulators. Products manufactured in our facilities must be made in a manner consistent with current good manufacturing practices, or cGMP. Compliance with cGMP regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. The FDA and other agencies periodically inspect our manufacturing facilities for compliance. Regulatory approval to manufacture a drug is site-specific. Failure to comply with cGMP regulations at one of our manufacturing facilities could result in an enforcement action brought by the FDA or other regulatory bodies which could include withholding the approval of our submissions or other product applications of that facility. If any regulatory body were to require one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA or other regulatory approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. As discussed elsewhere in this Form 10-Q and other reports we file with the SEC, we and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and have been notified of an investigation by the United States Department of Justice with respect to Medicaid reimbursement and rebates. While we cannot predict the outcome of the investigation, possible remedies which the United States government could seek include treble damages, civil monetary penalties and exclusion from the Medicare and Medicaid programs. In connection with such an investigation, the United States government may also seek a Corporate Integrity Agreement (administered by the Office of Inspector General of HHS) with us which could include ongoing compliance and reporting obligations. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. Further, effective October 1, 2007, the Centers for Medicaid and Medicare Services, or CMS, adopted new rules for Average Manufacturer’s Price, or AMP, based on the provisions of the Deficit Reduction Act of 2005, or DRA. One significant change as a result of the DRA is that AMP will be disclosed to the public. AMP was historically kept confidential by the government and participants in the Medicaid program. Disclosing AMP to competitors, customers, and the public at large could negatively affect our leverage in commercial price negotiations.

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

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. Typically, research expenses related to the development of innovative compounds and the filing of marketing authorization applications for innovative compounds (such as NDAs in the United States) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for generic products (such as ANDAs in the United States and abridged applications in Europe). As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs (including, without limitation, Bystolic), our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may request that we conduct additional studies and, as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3	.1(a)	Amended and Restated Articles of Incorporation of the registrant, as amended, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.
3	.1(b)	Amendment to Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 3.2 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
3	.1(c)	Amendment to Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on November 20, 2007, and incorporated herein by reference.
3.2		Bylaws of the registrant, as amended to date, filed as Exhibit 3.1 to the Report of Form 8-K filed on October 5, 2007, and incorporated herein by reference.
4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.

4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4	.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4	.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
10.1		Amendment No. 2 to Executive Employment Agreement dated as of March 12, 2008, by and between registrant and Edward J. Borkowski filed as Exhibit 99.1 to the Report on Form 8-K filed with the SEC on March 12, 2008, and incorporated herein by reference.
10.2		Amended and Restated Transition and Succession Agreement dated as of October 2, 2007, between the registrant and Heather Bresch.
10.3		Executive Employment Agreement, dated as of January 31, 2007, between the registrant and Heather Bresch.
10.4		Amendment No. 1 to Executive Employment Agreement dated as of October 2, 2007, by and between the registrant and Heather Bresch.
10.5		Transition and Succession Agreement dated as of January 31, 2007, between the registrant and Rajiv Malik.
10.6		Executive Employment Agreement, dated as of January 31, 2007, between the registrant and Rajiv Malik.
10.7		Amendment No. 1 to Executive Employment Agreement dated as of October 2, 2007, by and between the registrant and Rajiv Malik.
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc.
(Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Vice Chairman and Chief Executive Officer

May 12, 2008

/s/ Edward J. Borkowski
Edward J. Borkowski
Executive Vice President and Chief Financial Officer
(Principal financial officer)

May 12, 2008

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President and Corporate Controller
(Principal accounting officer)

May 12, 2008

EXHIBIT INDEX

10.2	Amended and Restated Transition and Succession Agreement dated as of October 2, 2007, between the registrant and Heather Bresch.
10.3	Executive Employment Agreement, dated as of January 31, 2007, between the registrant and Heather Bresch.
10.4	Amendment No. 1 to Executive Employment Agreement dated as of October 2, 2007, by and between the registrant and Heather Bresch.
10.5	Transition and Succession Agreement dated as of January 31, 2007, between the registrant and Rajiv Malik.
10.6	Executive Employment Agreement, dated as of January 31, 2007, between the registrant and Rajiv Malik.
10.7	Amendment No. 1 to Executive Employment Agreement dated as of October 2, 2007, by and between the registrant and Rajiv Malik.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.