Form 10-Q
period 2008-06-30
MYLAN INC.
filed 2008-08-08
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	August 5, 2008

$0.50 par value	304,488,610

MYLAN INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
June 30, 2008

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Period Ended June 30,
	Three Months		Six Months
	2008	2007	2008	2007
	(Unaudited; in thousands, except per share amounts)

Revenues:
Net revenues	$1,187,258	$542,709	$2,249,670	$1,026,409
Other revenues	15,864	3,612	27,912	7,174

Total revenues	1,203,122	546,321	2,277,582	1,033,583
Cost of sales	788,912	249,613	1,513,150	502,028

Gross profit	414,210	296,708	764,432	531,555

Operating expenses:
Research and development	80,753	31,720	164,599	68,568
Acquired in-process research and development	—	—	—	147,000
Impairment loss on goodwill	—	—	385,000	—
Selling, general and administrative	259,457	76,914	512,369	139,668
Litigation settlements, net	—	—	—	(3,962)

Total operating expenses	340,210	108,634	1,061,968	351,274

Earnings (loss) from operations	74,000	188,074	(297,536)	180,281
Interest expense	86,489	22,919	177,236	43,903
Other income (expense), net	7,855	(36,358)	14,816	(25,909)

(Loss) earnings before income taxes and minority interest	(4,634)	128,797	(459,956)	110,469
Income tax (benefit) provision	(30,955)	49,207	(75,060)	101,957

Earnings (loss) before minority interest	26,321	79,590	(384,896)	8,512
Minority interest (income) expense	(72)	(137)	(2,114)	74

Net earnings (loss) before preferred dividends	26,393	79,727	(382,782)	8,438
Preferred dividends	34,759	—	69,477	—

Net (loss) earnings available to common shareholders	$(8,366)	$79,727	$(452,259)	$8,438

(Loss) earnings per common share:
Basic	$(0.03)	$0.32	$(1.49)	$0.04

Diluted	$(0.03)	$0.32	$(1.49)	$0.03

Weighted average common shares outstanding:
Basic	304,284	248,477	304,233	237,818

Diluted	304,284	251,604	304,233	241,129

Cash dividend declared per common share:	$—	$0.06	$—	$0.12

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited; in thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$478,508	$484,202
Restricted cash	40,000	—
Available for sale securities	53,476	91,361
Accounts receivable, net	1,318,177	1,132,121
Inventories	1,150,605	1,063,840
Deferred income tax benefit	333,658	192,113
Prepaid expenses and other current assets	100,733	95,664

Total current assets	3,475,157	3,059,301
Property, plant and equipment, net	1,111,161	1,102,932
Intangible assets, net	2,936,388	2,978,706
Goodwill	3,589,879	3,855,971
Deferred income tax benefit	58,260	18,703
Other assets	332,117	337,563

Total assets	$11,502,962	$11,353,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$666,563	$643,873
Short-term borrowings	179,161	144,355
Income taxes payable	156,402	133,715
Current portion of long-term debt and other long-term obligations	404,812	410,934
Deferred income tax liability	11,589	—
Other current liabilities	688,121	669,474

Total current liabilities	2,106,648	2,002,351
Deferred revenue	435,875	122,870
Long-term debt	4,728,854	4,706,716
Other long-term obligations	223,928	206,672
Deferred income tax liability	846,479	876,816

Total liabilities	8,341,784	7,915,425

Minority interest	31,624	34,325

Shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000
Shares issued: 2,139,000 as of June 30, 2008 and December 31, 2007	1,070	1,070
Common stock — par value $0.50 per share
Shares authorized: 600,000,000
Shares issued: 395,322,296 and 395,260,355 as of June 30, 2008 and December 31, 2007, respectively	197,661	197,630
Additional paid-in capital	3,800,689	3,785,729
Retained earnings	462,344	922,857
Accumulated other comprehensive earnings	253,417	83,044

	4,715,181	4,990,330
Less treasury stock — at cost
Shares: 90,812,400 and 90,885,188 as of June 30, 2008 and December 31, 2007, respectively	1,585,627	1,586,904

Total shareholders’ equity	3,129,554	3,403,426

Total liabilities and shareholders’ equity	$11,502,962	$11,353,176

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited; in thousands)

Cash flows from operating activities:
Net (loss) earnings before preferred dividends	$(382,782)	$8,438
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	220,186	51,372
Stock-based compensation expense	15,579	9,508
In-process research and development	—	147,000
Minority interest	(2,114)	74
Net income from equity method investees	(2,632)	(3,902)
Change in estimated sales allowances	47,716	9,540
Deferred income tax benefit	(216,274)	(59,232)
Impairment loss on goodwill	385,000	—
Loss on foreign exchange contract	—	57,468
Other non-cash items	14,942	7,815
Litigation settlements, net	(1,856)	39,358
Changes in operating assets and liabilities:
Accounts receivable	(166,777)	(63,016)
Inventories	(60,257)	9,573
Trade accounts payable	777	(45,139)
Income taxes	34,535	38,022
Deferred revenue	348,445	9,743
Other operating assets and liabilities, net	(72,237)	7,167

Net cash provided by operating activities	162,251	223,789

Cash flows from investing activities:
Capital expenditures	(70,950)	(107,891)
Acquisition of Matrix, net of cash acquired of $10,943	—	(550,448)
Increase in restricted cash	(40,000)	—
Purchase of available for sale securities	(17,509)	(193,391)
Proceeds from sale of available for sale securities	55,558	195,366
Other items, net	(10,180)	876

Net cash used in investing activities	(83,081)	(655,488)

Cash flows from financing activities:
Cash dividends paid	(67,977)	(27,687)
Payment of financing fees	(421)	(13,547)
Excess tax benefit from stock-based compensation	—	2,082
Proceeds from issuance of common stock, net	—	657,678
Purchase of bond hedge	—	(126,000)
Proceeds from issuance of warrants	—	45,360
Change in short-term borrowings, net	41,003	(3,824)
Proceeds from long-term debt	7,761	1,369,251
Payment of long-term debt	(76,357)	(502,000)
Proceeds from exercise of stock options	633	19,480
Change in outstanding checks in excess of cash disburements accounts	—	36,016
Other items, net	(5)	(412)

Net cash (used in) provided by financing activities	(95,363)	1,456,397

Effect on cash and cash equivalents of changes in exchange rates	10,499	3,979

Net (decrease) increase in cash and cash equivalents	(5,694)	1,028,677
Cash and cash equivalents — beginning of period	484,202	286,880

Cash and cash equivalents — end of period	$478,508	$1,315,557

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Transition Report on Form 10-KT/A for the nine months ended December 31, 2007. Effective October 2, 2007, the Company amended its bylaws, to change its fiscal year from beginning on April 1st and ending on March 31st, to beginning on January 1st and ending on December 31st.

The interim results of operations and interim cash flows for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales when title and risk of loss transfer to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the six-month period ended June 30, 2008. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $428.4 million and $423.2 million as of June 30, 2008 and December 31, 2007, respectively. Other current liabilities include $256.0 million and $213.5 million at June 30, 2008, and December 31, 2007, for certain rebates and other adjustments that are payable to indirect customers.

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

As such, $9.8 million and $13.1 million are included in other revenues in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008. However, Mylan and Forest are in the process of transferring all manufacturing responsibilities for the product to Forest and the Company expects this to occur no later than December 2008. Once the manufacturing is transferred, the Company does not believe there to be any further significant continuing involvement and the earnings process will be deemed

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

to be complete. Any remaining deferred revenue at that time will be immediately recognized into other revenues in the Company’s consolidated statement of operations.

Future royalties are considered to be contingent consideration and will be recognized in other revenues as earned upon sales of the product by Forest. Such royalties will be recorded at the net royalty rates specified in the Amended Agreement.

3.	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP No. EITF 03-6-01 on its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-a”). Under the new rules for convertible debt instruments (including our Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the debentures is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Senior Convertible Notes. FSP No. APB 14-a will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Higher interest expense would result through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over the term of the Senior Convertible Notes. Prior period interest expense will also be higher than previously reported interest expense due to retrospective application. Early adoption is not permitted. The Company is currently evaluating the proposed new rules and the impact of adopting FSP No. APB 14-a on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other accounting principles generally accepted in the United States, (“GAAP”). FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP No. FAS 142-3 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. As SFAS No. 161 only requires enhanced disclosures, management is currently assessing the impact on the disclosures on the Company’s consolidated financial statements.

In March 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 states that if an instrument (or an embedded feature) has the characteristics of a derivative instrument under paragraphs 6-9 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is indexed to an entity’s own stock, it is necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument). EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting EITF No. 07-5 on its consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The Company already records marketable securities at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The adoption of SFAS No. 159 did not have a material impact on the Company’s Condensed Consolidated Financial Statements as management did not elect the fair value option for any other financial instrument or certain other assets and liabilities.

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

In March 2007, the EITF issued EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). Under the provisions of EITF No. 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement with the employee. The provisions of EITF No. 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The Company adopted the provisions of EITF No. 06-10 as of January 1, 2008. As a result of the adoption, the Company recognized a liability of $8.3 million, representing the present value of the future premium payments to be made under the existing policies. In accordance with the transition provisions of EITF No. 06-10, this amount was recorded as a direct decrease to retained earnings.

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

On October 2, 2007, Mylan completed its acquisition of Merck KGaA’s generic business (“Merck Generics”) and paid a purchase price of approximately $7.0 billion. In accordance with SFAS No. 141, Business Combinations (“SFAS No. 141”), the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the preliminary estimate of their respective fair values. The purchase price plus acquisition costs exceeded the preliminary estimate of fair values of acquired assets and assumed liabilities.

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

In conjunction with the Merck Generics acquisition, the Company assumed certain loss contingencies. As disclosed in Note 16 — Contingencies, Merck KGaA has indemnified Mylan under the provisions of the Share Purchase Agreement for certain of these contingencies. While it is not feasible to predict the ultimate outcome of the remaining assumed loss contingencies that could affect the purchase price allocation, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or purchase price allocation. However, an adverse outcome in any such proceedings, or the inability or denial of Merck KGaA to pay on an indemnified claim, could have a material effect on our financial position or purchase price allocation.

The operating results of Merck Generics have been included in Mylan’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2008. The following is a summary of the unaudited pro forma results of operations for the three and six months ended June 30, 2007 and assumes the acquisition occurred on January 1, 2007. This summary of the unaudited pro forma results of operations is not necessarily indicative of what Mylan’s results of operations would have been had Merck Generics been acquired at the beginning of the period indicated, nor does it purport to represent results of operations for any future period.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The unaudited pro forma financial information for the periods below include the following material, non-recurring charges directly attributable to the accounting for the acquisition: amortization of the step-up of inventory of $37.6 million for the three-month period; amortization of the step-up of inventory of $75.0 million and an acquired in-process research and development charge of $1.3 billion in the six-month period. In addition, the pro forma financial information for the periods presented includes the effects of the preferred and common stock offerings, which closed in November 2007, the proceeds of which were used to repay certain temporary financing.

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(In thousands, except per share data)

Total revenues	$1,180,921	$2,261,753

Net loss before preferred dividends	(40,458)	(1,500,165)
Preferred dividends	34,759	69,477

Net loss available to common shareholders	$(75,217)	$(1,569,642)

Loss per common share:
Basic	$(0.25)	$(5.39)

Diluted	$(0.25)	$(5.39)

Weighted average common shares outstanding:
Basic	301,977	291,318

Diluted	301,977	291,318

5.	Impairment of Long-lived Assets Including Goodwill

On February 27, 2008, the Company announced that it was reviewing strategic alternatives for its specialty business, Dey, including the potential sale of the business. This decision was based upon several factors, including a strategic review of the business, including the expected performance of the Perforomisttm product, where anticipated growth was determined to be slower than expected and the timeframe to reach peak sales was determined to be longer than was originally anticipated.

As a result of our ongoing review of strategic alternatives, we determined that it was more likely than not that the business will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Accordingly, a recoverability test of Dey’s long-lived assets was performed during the three months ended March 31, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). The Company included both cash flow projections and estimated proceeds from the eventual disposition of the long-lived assets. The estimated undiscounted future cash flows exceeded the book values of the long-lived assets and, as a result, no impairment charge was recorded.

Upon the closing of the Merck Generics transaction, Dey was defined as the Specialty Segment under the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”). Dey is also considered a reporting unit under the provisions of SFAS No. 142. Upon closing of the transaction, the Company allocated $711.2 million of goodwill to Dey.

The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As we have determined that it is more likely than not that the business will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, the Company was required during the three months ended March 31, 2008 to assess whether any portion of its recorded goodwill balance was impaired.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

The first step of the SFAS No. 142 impairment analysis consisted of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit.

Income Approach:  To determine fair value, the Company discounted the expected future cash flows of the reporting unit, using a discount rate, which reflected the overall level of inherent risk and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, the Company used estimated operating income before interest, taxes, depreciation and amortization in the final year of its model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption, and discounted by a perpetuity discount factor to determine the terminal value. The Company incorporated the present value of the resulting terminal value into its estimate of fair value.

Market-Based Approach:  To corroborate the results of the income approach described above, Mylan estimated the fair value of its reporting unit using several market-based approaches, including the guideline company method which focuses on comparing its risk profile and growth prospects to a select group of publicly traded companies with reasonably similar guidelines.

Based on the SFAS No. 142 “step one” analysis that was performed for Dey, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for Dey, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value to the net assets. Based on the second step analysis, the Company concluded that $385.0 million of the goodwill recorded at Dey was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $385.0 million during the three months ended March 31, 2008, which represented our best estimate as of March 31, 2008. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly, Mylan has not adjusted the net book value of the assets and liabilities on the Company’s Condensed Consolidated Balance Sheet, other than goodwill, as a result of this process.

The determination of the fair value of the reporting unit required the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting unit or the goodwill impairment charge.

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at December 31, 2007	20,830,536	$16.15
Options granted	3,834,133	11.45
Options exercised	(61,941)	10.22
Options forfeited	(1,099,038)	16.61

Outstanding at June 30, 2008	23,503,690	$15.38

Vested and expected to vest at June 30, 2008	22,720,869	$15.42

Options exercisable at June 30, 2008	13,172,075	$15.73

As of June 30, 2008, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.40 years, 6.30 years and 4.52 years, respectively. Also at June 30, 2008, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $6.1 million, $5.8 million and $3.2 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of June 30, 2008 and the changes during the six-month period ended June 30, 2008, are presented below:

	Number of	Weighted Average
	Restricted	Grant-Date
Restricted Stock Awards	Stock Awards	Fair Value per Share

Nonvested at December 31, 2007	1,295,347	$16.95
Granted	1,689,856	11.29
Released	(130,559)	15.21
Forfeited	(46,688)	14.96

Nonvested at June 30, 2008	2,807,956	$13.66

As of June 30, 2008, the Company had $54.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 2.04 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the six months ended June 30, 2008 and 2007 was $1.5 million and $12.9 million. The total fair value of all restricted awards vested during the six months ended June 30, 2008 and 2007 was $0.3 million for each period.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

7.	Balance Sheet Components

Selected balance sheet components consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)

Inventories:
Raw materials	$280,119	$255,744
Work in process	165,107	160,918
Finished goods	705,379	647,178

	$1,150,605	$1,063,840

Property, plant and equipment:
Land and improvements	$63,905	$62,824
Buildings and improvements	618,592	583,097
Machinery and equipment	1,033,184	980,340
Construction in progress	96,834	125,682

	1,812,515	1,751,943
Less accumulated depreciation	701,354	649,011

	$1,111,161	$1,102,932

8.	Earnings per Common Share

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Basic and diluted (loss) earnings per common share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)

Basic and diluted (loss) earnings available to common shareholders (numerator):
Net earnings (loss) before preferred dividends	$26,393	$79,727	$(382,782)	$8,438
Preferred stock dividends	34,759	—	69,477	—

Net (loss) earnings available to common shareholders	(8,366)	79,727	(452,259)	8,438

Shares (denominator):
Weighted average shares outstanding	304,284	248,477	304,233	237,818
Dilutive securities:
Stock-based awards	—	3,127	—	3,311
Preferred stock conversion	—	—	—	—

Total dilutive shares outstanding assuming conversion	304,284	251,604	304,233	241,129

(Loss) earnings per common share:
Basic	$(0.03)	$0.32	$(1.49)	$0.04

Diluted	$(0.03)	$0.32	$(1.49)	$0.03

Additional stock options or restricted stock awards representing 26,304,823 and 2,013,207 shares were outstanding for the six months ended June 30, 2008 and 2007, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive. In addition, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock is convertible into between a total of 125,234,172 shares and 152,785,775 shares of our common stock, subject to anti-dilution adjustments, depending on the average stock price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. For the three and six month periods ended June 30, 2008, the preferred stock conversion would have been anti-dilutive and, as such, was not assumed in the computation of diluted earnings per share.

On February 15, 2008, the Company paid a dividend of $33.2 million in cash to the holders of the preferred stock. On May 15, 2008, the Company paid a dividend of $34.8 million in cash to the holders of the preferred stock. On July 31, 2008, the Company announced that a quarterly dividend of $16.25 per share was declared (based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share) payable on August 15, 2008, to the holders of preferred stock of record as of August 1, 2008.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

9.	Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2007 to June 30, 2008 is as follows:

Total
(In thousands)

Goodwill balance at December 31, 2007	$3,855,971
Impairment loss on goodwill	(385,000)
Foreign currency translation and other	118,908

Goodwill balance at June 30, 2008	$3,589,879

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
	(In thousands)

June 30, 2008
Amortized intangible assets:
Patents and technologies	20	$118,926	$68,620	$50,306
Product rights and licenses	10	3,061,308	294,915	2,766,393
Other	8	139,720	20,031	119,689

		$3,319,954	$383,566	$2,936,388

December 31, 2007
Amortized intangible assets:
Patents and technologies	20	$118,926	$65,578	$53,348
Product rights and licenses	10	2,961,712	152,865	2,808,847
Other	8	129,031	12,520	116,511

		$3,209,669	$230,963	$2,978,706

Amortization expense for the six months ended June 30, 2008 and 2007 was $155.2 million and $24.3 million, respectively, and is expected to be $153.9 million for the remainder of 2008, and $302.6 million, $293.5 million, $284.9 million and $269.6 million for years 2009 through 2012, respectively.

10.	Financial Instruments and Risk Management

Fair Value Measurement

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

Financial assets and liabilities carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Municipal bonds	$—	$9,165	$—	$9,165
Available-for-sale investments	—	33,605	—	33,605
Equity securities	1,631	—	—	1,631
Foreign exchange derivative assets	—	1,808	—	1,808
Auction rate securities(2)	—	—	9,075	9,075

Total assets at fair value(1)	$1,631	$44,578	$9,075	$55,284

	Level 1	Level 2	Level 3	Total

Foreign exchange derivative liabilities	$—	$3,314	$—	$3,314
Interest rate swap derivative liabilities	—	160	—	160

Total liabilities at fair value(1)	$—	$3,474	$—	$3,474

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

(2)	There have been no changes to the fair value of these securities during the quarter ended June 30, 2008.

Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values. The Company has approximately $9.1 million in ARS, which were subject to a failed auction in May 2008. These ARS continue to pay interest according to their terms. The securities were issued by a state educational loan authority and are backed by student loans. The state educational loan authority has requested and received required consent from bondholders to amend the existing indentures governing the securities to add a call provision, which permits the securities to be called at par after August 1, 2008. The Company does not believe these securities are subject to any impairment as the Company has the intent and the ability to hold these securities until maturity or until called.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Municipal bonds — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Other available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Equity Securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR yield curve at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2008, that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades in the six months ended June 30, 2008, that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the six months ended June 30, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and adjusted to fair value as determined under the provisions of SFAS No. 157.

11.	Long-Term Debt

A summary of long-term debt is as follows:

	June 30, 2008	December 31, 2007
	(In thousands)

U.S. Tranche A Term Loans(A)	$304,688	$312,500
Euro Tranche A Term Loans(A)	539,398	516,127
U.S. Tranche B Term Loans(A)	2,543,220	2,556,000
Euro Tranche B Term Loans(A)	824,716	773,273
Revolving Facility	300,000	300,000
Senior convertible notes	600,000	600,000
Other(B)	18,644	54,194

	$5,130,666	$5,112,094
Less: Current portion	401,812	405,378

Total long-term debt	$4,728,854	$4,706,716

(A)	During the six months ended June 30, 2008, the Company paid $7.8 million on the U.S. Tranche A Term Loans, €8.8 ($12.4) million on the Euro Tranche A Term Loans, $12.8 million on the U.S. Tranche B Term Loans, and €2.6 ($3.7) million on the Euro Tranche B Term Loans.

The variable interest rate in effect at June 30, 2008 and December 31, 2007, on the outstanding borrowings under the U.S. Tranche A Term Loans was 5.5% and 8.31% and under the U.S. Tranche B Term Loans was 5.75% and 8.24%. The Company has executed interest rate swaps with a notional amount of $1.5 billion, in

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

order to fix the interest rate on a portion of our U.S. Dollar debt. Of these swaps, $1.0 billion notional fix a rate of 7.37% on our variable rate debt until December 2010. The remaining $500.0 million notional fix a rate of 5.44% on our variable rate debt until March 2010. These swaps are designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement. The variable interest rate in effect at June 30, 2008 and December 31, 2007, on the outstanding borrowings under the Euro Tranche A Term Loans was 7.47% and 7.75% and under the Euro Tranche B Term Loans was 7.72% and 7.75%.

(B)	At December 31, 2007, other debt included the Matrix borrowings under a Euro-denominated Facility (“Facility B”). On March 31, 2008, Facility B was repaid in the amount of €24.5 million ($39.4 million).

At June 30, 2008 and December 31, 2007, the fair value of the Senior Convertible Notes was approximately $502.9 million and $545.5 million, respectively.

12.	Comprehensive Earnings

Comprehensive earnings consists of the following:

	Three Months Ended June 30,
	2008		2007
	(In thousands)

Net earnings		$26,393		$79,727
Other comprehensive (loss) earnings, net of tax:
Foreign currency transalation adjustments		(56,537)		9,934
Change in unrecognized losses and prior service cost related to post-retirement plans		388		170
Net unrecognized gain on derivatives		29,388		—
Unrealized gains (losses) on available for sale securities
Net unrealized losses on available for sale securities	(317)		(1,602)
Less: Reclassification for losses included in net earnings	40	(277)	240	(1,362)

Other comprehensive (loss) earnings, net of tax:		$(27,038)		$8,742

Comprehensive (loss) earnings, net of tax		$(645)		$88,469

	Six Months Ended June 30,
	2008		2007
	(In thousands)

Net (loss) earnings		$(382,782)		$8,438
Other comprehensive earnings, net of tax:
Foreign currency transalation adjustments		164,828		11,200
Change in unrecognized losses and prior service cost related to post-retirement plans		777		170
Net unrecognized gain on derivatives		4,623		—
Unrealized gains (losses) on available for sale securities
Net unrealized gains (losses) available for sale securities	78		(2,323)
Less: Reclassification for losses included in net earnings	66	144	273	(2,050)

Other comprehensive earnings, net of tax:		$170,372		$9,320

Comprehensive (loss) earnings, net of tax		$(212,410)		$17,758

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Accumulated other comprehensive earnings, as reflected on the balance sheet, is comprised of the following:

	June 30, 2008	December 31, 2007
	(In thousands)

Net unrealized gain in available for sale securities	$978	$834
Change in unrecognized losses and prior service cost related to post-retirement plans	(1,158)	(1,935)
Net unrecognized losses on derivatives	(100)	(4,723)
Foreign currency translation adjustments	253,697	88,868

Accumulated other comprehensive income	$253,417	$83,044

13.	Income Taxes

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

The total amount of unrecognized tax benefits was $93.9 million and $77.6 million as of June 30, 2008 and December 31, 2007. The primary reason that additional FIN 48 reserve was recorded this quarter was because of economic nexus that may have been created due to activity in certain states. Accrued interest and penalties increased from $24.4 million at December 31, 2007 to $28.8 million at June 30, 2008.

It is anticipated that the amount of unrecognized tax benefits will change in the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.

The statute of limitations for tax years ending 2005 through 2007 remain open to examination by the Internal Revenue Service. Examinations have been completed for all federal returns through the March 31, 2007 filing as part of the Compliance Assurance Process. The major state taxing jurisdictions applicable to the Company remain open from 2004 through 2007.

14.	Segment Information

The Company previously had two reportable segments, the “Mylan Segment” and the “Matrix Segment”. With the acquisition of Merck Generics, Mylan now has three reportable segments: the “Generics Segment”, the Specialty Segment”, and the “Matrix Segment”. The Generics Segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form. The Specialty Segment engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. The Matrix Segment engages mainly in the manufacture and sale of active pharmaceutical ingredients (“APIs”) and the distribution of certain branded generic products. Additionally, certain general and administrative expenses, as well as litigation settlements, and non-operating income and expenses are reported in Corporate/Other. In accordance with SFAS No. 131, information for earlier periods has been recast.

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

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

	Generics	Specialty	Matrix	Corporate/
Three Months Ended June 30, 2008	Segment	Segment	Segment	Other(2)	Consolidated
	(In thousands)

Total revenues
Third party	$992,575	$105,899	$104,648	$—	$1,203,122
Intersegment	345	10,068	14,190	(24,603)	—

Total	$992,920	$115,967	$118,838	$(24,603)	$1,203,122
Segment profitability (loss)	$236,083	$19,690	$6,334	$(188,107)	$74,000

	Generics	Specialty	Matrix	Corporate/
Six Months Ended June 30, 2008	Segment	Segment(1)	Segment	Other(2)	Consolidated

Total revenues
Third party	$1,902,267	$183,037	$192,278	$—	$2,277,582
Intersegment	602	22,397	29,977	(52,976)	—

Total	$1,902,869	$205,434	$222,255	$(52,976)	$2,277,582
Segment profitability (loss)	$432,243	$(362,781)	$9,952	$(376,950)	$(297,536)

	Generics	Specialty	Matrix	Corporate/
Three Months Ended June 30, 2007	Segment	Segment	Segment	Other(2)	Consolidated

Total revenues
Third party	$455,018	$—	$91,303	$—	$546,321
Intersegment	—	—	9,170	(9,170)	—

Total	$455,018	$—	$100,473	$(9,170)	$546,321
Segment profitability (loss)	$248,210	$—	$7,136	$(67,272)	$188,074

	Generics	Specialty	Matrix	Corporate/
Six Months Ended June 30, 2007	Segment	Segment	Segment	Other(2)	Consolidated

Total revenues
Third party	$862,868	$—	$170,715	$—	$1,033,583
Intersegment	—	—	25,559	(25,559)	—

Total	$862,868	$—	$196,274	$(25,559)	$1,033,583
Segment profitability (loss)	$439,985	$—	$15,714	$(275,418)	$180,281

(1)	Specialty segment profitability (loss) for the six months ended June 30, 2008 includes a $385.0 million non-cash impairment charge.

(2)	Corporate/Other includes corporate overhead, certain purchase accounting items, intercompany eliminations and charges not directly attributable to segments.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

15.	Restructuring

The Company’s Condensed Consolidated Balance Sheet as of June 30, 2008, includes a $70.3 million restructuring reserve, which relates to certain estimated exit costs associated with the acquisition of Merck Generics. The plans related to these exit activities have yet to be finalized and there may be additional costs incurred. Payments of approximately $4.0 million were made during the six months ended June 30, 2008, of which $2.9 million were severance costs and the remaining $1.1 million were other exit costs.

The Company announced its intent to restructure certain activities and incur certain related exit costs unrelated to the Merck Generics acquisition. At June 30, 2008, the Company met all the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), and has recorded a reserve for such activities of approximately $0.7 million. This restructuring charge is included in operating expenses in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2008. As finalization of the plan is still in progress, the Company has not yet estimated the total amount expected to be incurred in connection with such activities. However, Mylan expects the majority of such costs will relate to one-time termination benefits and certain asset write-downs and could be significant.

16.	Contingencies

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, under the terms of the Share Purchase Agreement by which Mylan acquired Merck Generics. An adverse outcome in any of these proceedings, or the inability or denial of Merck KGaA to pay an indemnified claim, could have a material adverse effect on the Company’s financial position and results of operations.

Omeprazole

On May 17, 2000, Mylan Pharmaceuticals Inc. (“MPI”) filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules and on August 8, 2000 made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement. MPI has certain indemnity obligations to Esteve in connection with this litigation. On May 31, 2007, the district court ruled in Mylan’s and Esteve’s favor by finding that the asserted patents were not infringed by Mylan’s/Esteve’s products. On July 18, 2007, AstraZeneca appealed the decision to the United States Court of Appeals for the Federal Circuit. On June 10, 2008, the appellate court issued a judgment and decision affirming the district court’s finding of noninfringement and the mandate was issued on July 1, 2008.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $9.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit. The appeals have been held in abeyance pending a ruling on the motion for prejudgment interest. In connection with the Company’s appeal of the lorazepam Judgment, the company submitted a surety bond underwritten by a third party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2008) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

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

Beginning in September 2003, Mylan, MPI and/or UDL, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, Mylan, MPI and/or UDL have either moved to dismiss the complaints or have answered the complaints denying liability. Mylan and its subsidiaries intend to defend each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek recovery of any and all alleged overpayment of the “federal share” under the Medicaid program. Mylan has not yet responded to this complaint, but intends to deny liability and to defend the action vigorously.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involves whether MPI and UDL may have violated the False Claims Act or other laws by classifying certain authorized generics launched in the 1990’s and early 2000’s as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs until 2005. MPI and UDL deny the government’s allegations and deny that they engaged in any wrongful conduct. Based on our understanding of the government’s allegations, the alleged difference in rebates for the MPI and UDL products currently at issue may be up to approximately $100.0 million, which includes interest. Remedies under the False Claims Act could include treble damages and penalties. MPI and UDL have been cooperating fully with the government’s investigation and are currently in discussions with the government about a possible resolution of the matter. Additionally, the Company believes that it has contractual and other rights to recover from the innovator a substantial portion of any payments that MPI and UDL may remit to the government. The Company has not recorded any amounts in the consolidated financial statements related to this matter.

Dey, L.P. is a defendant currently in lawsuits brought by the state AG’s of Arizona, California, Florida, Illinois, Iowa, Kentucky, Mississippi, Pennsylvania, South Carolina (on behalf of the state and the state health plan), Utah and Wisconsin and the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third party payors. Dey has reached a settlement of most of these class actions, which has been preliminarily approved by the court. Additionally, the U.S. federal government filed a claim against Dey, L.P. in August 2006. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey. Dey intends to defend each of these actions vigorously. In conjunction with the Merck Generics acquisition by Mylan, Mylan is entitled to indemnification by Merck KGaA for these Dey pricing related suits.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending, with the exception of the third party payor action, in which Mylan’s response to the complaint is not due until the motions filed in the other cases have been decided. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies Inc. (“MTI”) pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan is cooperating fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements — (Continued)

Merck Generics Litigation

Generics UK Ltd. is accused of having been involved in pricing agreements pertaining to certain drugs during the years 1996 to 2000. Generics UK Ltd. was able to settle civil claims for damages brought by the Health Service in England and Wales out of court, without any admission of liability. Additional claims have been filed against Generics UK Ltd. and others by health authorities in Scotland and Northern Ireland totaling £21.0 ($41.9) million exclusive of interest. In addition to these civil claims, in 2006 criminal proceedings were filed in Southwark Crown Court against Generics UK Ltd. and other companies, as well as against a number of individuals who were alleged to be responsible for decision making in the companies. In early 2008, the House of Lords ruled that a price fixing cartel was not at the relevant times a criminal offense. The case was remanded back to the Crown Court for the prosecution to make an application to amend the indictment. On July 11, 2008, the Crown Court refused to allow the prosecution’s application, quashed the indictment and denied the prosecution’s application for permission to appeal (although the prosecution may still apply directly to the Court of Appeal for permission to appeal).

The Company has approximately $130.8 million recorded in other liabilities related to the litigation involving Dey and Generics UK Ltd. As stated above, in conjunction with the Merck Generics acquisition, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $132.3 million in other assets.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek® (digoxin tablets USP). Digitek is manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. To date, approximately 70 lawsuits have been filed against Mylan, UDL and Actavis pertaining to the recall. An adverse outcome in these lawsuits, or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on our financial position and results of operations.

Levetiracetam

In March 2004, Mylan Laboratories, Inc. and MPI, along with Dr. Reddy’s Laboratories, Inc., were named in a civil lawsuit filed in the Northern District of Georgia by UCB Society Anonyme and UCB Pharma, Inc. (“UCB”) alleging infringement of U.S. Patent No. 4,943,639 relating to levetiracetam tablets. This litigation was settled in October 2007. Under the terms of the settlement, Mylan has the right to market 250 mg, 500 mg, and 750 mg levetiracetam tablets in the United States beginning on November 1, 2008, provided that UCB obtains pediatric exclusivity for its product and Mylan obtains final approval for its ANDA from the FDA. Pediatric exclusivity has been granted. In addition, by letter dated November 19, 2007, Mylan was notified by the FTC of an investigation relating to the settlement of the levetiracetam patent litigation. In its letter, the FTC requested certain information from Mylan pertaining to the patent litigation and the settlement thereof. On April 9, 2008, the FTC issued a civil investigative demand to Mylan requesting additional information from Mylan relating to the investigation. Mylan is cooperating fully with the government’s investigation and has complied with all requests for information.

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

Executive Overview

We are a leading global pharmaceutical company and have developed, manufactured, marketed, licensed and distributed high quality generic, branded and branded generic pharmaceutical products for more than 45 years. As a result of our acquisition of Merck Generics in October 2007 and the acquisition of a controlling interest in Matrix in January 2007, we are the third largest generic pharmaceutical company in the world based on 2006 combined calendar year revenues, a leader in branded specialty pharmaceuticals and the second largest active pharmaceutical ingredient (“API”) manufacturer with respect to the number of drug master files, or DMFs, filed with regulatory agencies. We hold a leading sales position in four of the world’s largest generic pharmaceutical markets: the United States, the United Kingdom (“U.K.”), France and Japan, and we also hold leading sales positions in several other key generics markets, including Australia, Belgium, Italy, Portugal and Spain.

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

The measure of profitability (loss) used by the Company with respect to segments is gross profit less direct research and development expenses (“R&D”) and direct selling, general and administrative expenses (“SG&A”). The amortization of intangible assets, as well as certain purchase accounting related items, including the write-off of in-process research and development and the amortization of the inventory step-up, are excluded from segment profitability (loss).

Central & Eastern European Generics Businesses of Merck KGaA

On June 2, 2008, Mylan announced that it acquired Merck KGaA’s Central & Eastern Europe (“CEE”) generics businesses, which includes operations in Poland, Hungary, Slovakia, Slovenia and the Czech Republic. Mylan exercised its option to acquire these businesses as part of the original October 2007 agreement in which Mylan acquired Merck KGaA’s generics business in Western Europe, Asia-Pacific, Africa and North America.

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

As such, $9.8 million and $13.1 million are included in other revenues in the Company’s Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2008. However, Mylan and Forest are in the process of transferring all manufacturing responsibilities for the product to Forest and we expect this to occur no later than December 2008. Once the manufacturing is transferred, we do not believe there to be any further significant continuing involvement and the earnings process will be deemed to be complete. Any remaining deferred revenue at that time will be immediately recognized into other revenues in the Company’s consolidated statement of operations.

Future royalties are considered to be contingent consideration and are recognized in other revenue as earned upon sales of the product by Forest. Such royalties are recorded at the net royalty rates specified in the Amended Agreement.

Goodwill Impairment

On February 27, 2008, the Company announced that it was reviewing strategic alternatives for its specialty business, Dey, including the potential sale of the business. This decision was based upon several factors, including a strategic review of the business, including the expected performance of the Perforomisttm product, where anticipated growth was determined to be slower than expected and the timeframe to reach peak sales was determined to be longer than was originally anticipated.

As a result of our ongoing review of strategic alternatives, we determined that it was more likely than not that the business will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Accordingly, a recoverability test of Dey’s long-lived assets was performed during the three months ended March 31, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). We included both cash flow projections and estimated proceeds from the eventual disposition of the long-lived assets. The estimated undiscounted future cash flows exceeded the book values of the long-lived assets and, as a result, no impairment charge was recorded.

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

The Company tests goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As we have determined that it is more likely than not that the business will be sold or otherwise disposed of significantly before the end of its previously estimated useful life, the Company was required during the three months ended March 31, 2008 to assess whether any portion of its recorded goodwill balance was impaired.

The first step of the SFAS No. 142 impairment analysis consisted of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit.

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

Based on the SFAS No. 142 “step one” analysis that was performed for Dey, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for Dey, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value to the net assets. Based on the second step analysis, the Company concluded that $385.0 million of the goodwill recorded at Dey was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $385.0 million during the three months ended March 31, 2008, which represented our best estimate as of March 31, 2008. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly, we have not adjusted the net book value of the assets and liabilities on the Company’s Condensed Consolidated Balance Sheet, other than goodwill, as a result of this process.

The determination of the fair value of the reporting unit required the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting unit or the goodwill impairment charge.

The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also requires the Company to make significant estimates and assumptions. The hypothetical allocation requires several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit.

NATCO Distribution Agreement

On June 10, 2008, Mylan announced that it had signed a license and supply agreement with NATCO Pharma Ltd. (“NATCO”) for NATCO’s glatiramer acetate pre-filled syringes, a generic version of Teva’s Copaxone®, which is used to treat multiple sclerosis. The agreement grants Mylan exclusive distribution rights in the United States and all major markets in Europe, Australia, New Zealand, Japan and Canada and includes an option to expand into additional territories. NATCO has commercialized successfully its glatiramer acetate product in India and the Ukraine. Teva has reported that worldwide sales of Copaxone were more than $1.7 billion in 2007.

Divalproex Settlement

On June 5, 2008, Mylan Inc.’s subsidiary Mylan Pharmaceuticals Inc. (“MPI”) entered into a settlement and license agreement with Abbott Laboratories relating to divalproex extended-release (ER) tablets, the generic version of Abbott’s Depakote ER. Mylan expects to enjoy a 180-day exclusivity period on the 500 mg strength upon launching, which will occur no later than January 1, 2009. This agreement also provides a license for the 250 mg strength also to be launched no later than January 1, 2009. All litigation between Mylan and Abbott relating to divalproex ER tablets has been dismissed. Divalproex ER Tablets had U.S. sales of approximately $825.0 million for the 12 months ending March 31, 2008, with $722.0 million on the 500 mg and $103.0 million on the 250 mg.

Paroxetine Launch

On May 14, 2008, the Company announced that MPI had launched paroxetine HCI ER, the generic version of GlaxoSmithKline’s Paxil CR®, under the provisions of a previously announced settlement of patent litigation. Paroxetine HCI ER tablets had U.S. sales of approximately $301.0 million for the 12 months ending March 31, 2008.

Financial Summary

Mylan’s financial results for the three months ended June 30, 2008, included total revenues of $1.20 billion compared to $546.3 million for the three months ended June 30, 2007. This represents an increase in revenues of $656.8 million. Consolidated gross profit for the current quarter was $414.2 million compared to $296.7 million in the same prior year period, an increase of 40%. For the current quarter, operating earnings of $74.0 million were realized compared to operating earnings of $188.1 million for the three months ended June 30, 2007.

The net loss available to common shareholders for the current quarter was $8.4 million compared to net earnings of $79.7 million in the comparable prior year period. This translates into a loss per diluted common share of $0.03 for the three months ended June 30, 2008, compared to earnings per diluted common share of $0.32 for the comparable three-month period. The results were affected by the following items:

Three Months Ended June 30, 2008:

•	$112.1 million, which consisted primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up ($28.9 million, pre-tax) associated with the acquisition of Merck Generics; and

•	A $34.8 million (pre-tax and after-tax) dividend on the 6.50% mandatory convertible preferred stock.

Three Months Ended June 30, 2007:

•	$18.8 million of similar purchase accounting related items recorded with respect to the Matrix acquisition.

In addition to the above, the loss per common share in the current quarter was impacted by the issuance of 55.4 million shares of common stock in November 2007. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations”.

Mylan’s financial results for the six months ended June 30, 2008, include total revenues of $2.28 billion compared to $1.03 billion for the six months ended June 30, 2007. This represents an increase in revenues of $1.24 billion. Consolidated gross profit for the six months ended June 30, 2008 was $764.4 million compared to $531.6 million in the same prior year period, an increase of 44%. For the six months ended June 30, 2008, an operating loss of $297.5 million was realized compared to operating earnings of $180.3 million for the same prior year period.

The net loss available to common shareholders for the six months ended June 30, 2008 was $452.3 million compared to net earnings of $8.4 million in the comparable prior year period. This translates into a loss per diluted common share of $1.49 for the six months ended June 30, 2008, compared to earnings per diluted common share of $.03 for the comparable six-month period. The results were affected by the following items:

Six Months Ended June 30, 2008:

•	$230.2 million, which consisted primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up ($65.8 million, pre-tax) associated with the acquisition of Merck Generics;

•	A non-cash impairment loss on the goodwill of the Specialty Segment of $385.0 million (pre-tax); and

•	A $69.5 million (pre-tax and after-tax) dividend on the 6.50% mandatory convertible preferred stock.

Six Months Ended June 30, 2007:

•	$40.7 million of similar purchase accounting related items recorded with respect to the Matrix acquisition; and

•	The write-off of acquired in-process research and development related to the Matrix acquisition of $147.0 million (pre-tax and after-tax).

In addition to the above, the loss per common share in the first six months of 2008 was impacted by the issuance of 26.2 million shares of common stock in March 2007 and the issuance of 55.4 million shares of common stock in November 2007. Because the first offering occurred in March 2007, the loss per common share for the six months ended June 30, 2007 did not bear the full impact of the new shares. However, these 26.2 million shares, as well as the additional 55.4 million shares were outstanding for the full six months ended June 30, 2008. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations”.

Results of Operations

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.20 billion compared to $546.3 million in the same prior year period. This represents an increase of $656.8 million. The acquisition of Merck Generics contributed revenues of $669.3 million, of which $563.4 million are included in the Generics Segment and $105.9 million are included in the Specialty Segment. Matrix contributed third party revenues of $104.6 million compared to $91.3 million in the comparable three-month period.

Gross profit for the three months ended June 30, 2008 was $414.2 million and gross margins were 34.4%. For the three months ended June 30, 2007, gross profit was $296.7 million and gross margins were 54.3%. Gross profit is impacted by certain purchase accounting related items recorded during the three months ended June 30, 2008 of approximately $112.1 million, which consisted primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of Merck Generics. Excluding such items, gross margins would have been approximately 43.7%. Prior year gross profit is also impacted by similar purchase accounting related items recorded with respect to the Matrix acquisition in the amount of $18.8 million. Excluding such items, gross margins in the prior year would have been approximately 57.7%.

The decrease in gross margins excluding certain purchase accounting amounts related to the acquisition of Merck Generics and Matrix is due to the fact that on average, the newly acquired Merck Generics entities, particularly in countries outside of the United States, contribute margins that are lower than those realized by Mylan’s domestic subsidiaries. Additionally, margins were negatively impacted by the loss of exclusivity on certain products. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity or limited generic competition. For a period of time during the three months ended June 30, 2007, Mylan had exclusivity on both amlodipine and oxybutynin.

Generics Segment

For the current quarter, the Generics Segment reported total revenues of $992.9 million. Generics Segment total revenues are derived from sales primarily in or from the U.S. and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”) and Australia, Japan and New Zealand (collectively, “Asia Pacific”).

Total revenues from North America were $461.8 million for the three-month period ended June 30, 2008 compared to $455.0 million for the three months ended June 30, 2007, representing an increase of $6.8 million. In the current quarter, revenue of $32.4 million is the result of the acquisition of Merck Generics. Excluding the impact of the acquisition, total North America revenues decreased by $25.6 million or 6%. This decrease is the result of unfavorable pricing as discussed below, partially offset by revenue from new products and increased volume, as doses shipped during the quarter, excluding the impact of the acquisition, increased by approximately 15% to 4.06 billion.

Fentanyl, Mylan’s AB-rated generic alternative to Duragesic®, continued to contribute significantly to the financial results, accounting for approximately 7% of net revenues in the Generics Segment despite the entrance into the market of additional generic competition in August 2007. As expected, the additional competition had an unfavorable impact on fentanyl pricing. However, this was offset by increased volumes of fentanyl, which Mylan was able to supply to the market as certain competitors recalled their versions of the fentanyl patch. The entrance into the market of additional generic competition upon Mylan’s loss of exclusivity on amlodipine also had a significant unfavorable impact on the current quarter sales as compared to the prior year period. Pricing on certain other products in the Company’s portfolio was also impacted by increased competition. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. In order to offset decreases in sales as a result of additional competition, generic pharmaceutical manufacturers must be able to successfully bring to market new products. During the three months ended June 30, 2008, new products contributed $75.6 million to total revenues, consisting primarily of paroxetine HCI ER and felodipine ER.

Total revenues from EMEA were $389.8 million for the three months ended June 30, 2008, all of which were the result of the acquisition of Merck Generics. Within EMEA, approximately 67% of net revenues are derived from the three largest markets: France, the U.K. and Germany.

Total revenues from Asia Pacific were $141.4 million for the current quarter, all of which were the result of the acquisition of Merck Generics. The majority of revenues from Asia Pacific are contributed by Alphapharm, Mylan’s Australian subsidiary, with the remainder comprised of sales in Japan and New Zealand.

Certain markets in which the Company does business have recently undergone, some for the first time, or will soon undergo, government-imposed price reductions on pharmaceutical products. This is true in France and Australia, though this issue is not limited to just these markets. In addition, a number of markets in which we operate have implemented or may implement “tender systems” for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a negative impact on sales and gross profit in these markets. However, certain pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic substitution.

For the three months ended June 30, 2008, segment profitability for the Generics Segment was $236.1 million compared to $248.2 million in the comparable three month period. Of the current year amount, approximately $46.3 million is due to the acquisition of Merck Generics. Excluding this amount, segment profitability decreased by $58.4 million. This decrease is the result of lower revenues, as discussed above, as well as increased R&D expense, which is explained below.

Specialty Segment

For the current quarter, the Specialty Segment reported total revenues of $116.0 million, of which $105.9 million represented sales to third parties. The Specialty Segment consists of Dey, an entity acquired as part of the Merck Generics acquisition, that focuses on the development, manufacturing and marketing of specialty pharmaceuticals in the respiratory and severe allergy markets. The most significant contributor to the Specialty Segment revenues is

EpiPen, an epinephrine auto-injector, which is used in the treatment of severe allergies. EpiPen is the number one prescribed treatment for severe allergic reactions, with a market share of over 95%.

Another product marketed by the Specialty Segment is DuoNeb, a nebulized unit dose formulation of ipratropium bromide and albuterol sulfate for treatment of chronic obstructive pulmonary disorder. DuoNeb lost exclusivity in July 2007, at which time authorized generic competition entered the market. At the end of December 2007 and early January 2008, several other generics entered the market. As expected, sales and gross profit of this product have declined as a result of additional competition.

Segment profitability for the Specialty Segment for the three months ended June 30, 2008 was $19.7 million.

Matrix Segment

For the three months ended June 30, 2008, the Matrix Segment reported total revenues of $118.8 million, of which $104.6 million represented third-party sales compared to total revenues of $100.5 million, of which $91.3 million represented third party sales during the comparable period of the prior year. Approximately 60% of the Matrix Segment’s third-party net revenues come from the sale of API and intermediates, approximately 20% comes from the distribution of branded generic products in Europe, and the majority of the remainder comes from the sale of Matrix’s finished dosage form (“FDF”) anti-retroviral (“ARV”) products. Matrix launched its FDF business in late calendar year 2007. In addition to its net revenue, Matrix realized other revenue of $11.3 million through intersegment product development agreements. Intersegment net revenue consists of API sales to the Generics Segment primarily in conjunction with Mylan’s vertical integration strategy.

Segment profitability for the Matrix Segment for the current quarter was $6.3 million compared to $7.1 million in the comparable three-month period. A higher investment in R&D in the current year offset increased gross profit in the current year, which resulted in the overall decrease in segment profitability.

Operating Expenses

R&D expense for the three months ended June 30, 2008 was $80.8 million compared to $31.7 million in the same prior year period. For the current quarter, R&D expense includes approximately $40.9 million related to the newly acquired Merck Generics entities, all of which was incremental to the prior year. Excluding these amounts, R&D expense increased by $8.1 million or 26% primarily as a result of increased Abbreviated New Drug Application (“ANDA”) submissions.

SG&A expense for the current quarter was $259.5 million compared to $76.9 million for the same period in the prior year, an increase of $182.5 million. For the current quarter, SG&A expense includes approximately $152.9 million related to the newly acquired Merck Generics entities, all of which was incremental to the prior year. Excluding these amounts, SG&A expense increased by $29.5 million or 38%. This increase was primarily realized by Corporate/Other. The increase in Corporate/Other SG&A expense is due primarily to an increase in professional and consulting fees, as well as higher payroll and payroll related costs associated primarily with the ongoing integration of Merck Generics and the build-up of additional corporate infrastructure, also a direct result of the Merck Generics acquisition.

Interest Expense

Interest expense for the three months ended June 30, 2008 totaled $86.5 million compared to $22.9 million for the three months ended June 30, 2007. The increase is due to the additional debt incurred to finance the acquisition of Merck Generics.

Other Income, net

Other income, net, was $7.9 million in the current quarter, comprised mostly of dividend and interest income, compared to net expense of $36.4 million in the comparable three-month period. The comparable quarter of 2007 included a $57.5 million non-cash mark to market unrealized loss on a deal-contingent foreign currency option contract that was entered into for the then pending acquisition of Merck Generics. Excluding this unrealized loss, the decrease in other income, net, in the current quarter is due primarily to lower interest and dividend income as a result of lower cash and available for sale securities.

Income Tax Expense

The Company recognized an income tax benefit of $31.0 million for the three month period ended June 30, 2008 compared to expense of $49.2 million in the comparable prior year quarter.

Six Months Ended June 30, 2008, Compared to Six Months Ended June 30, 2007

Total Revenues and Gross Profit

For the six months ended June 30, 2008, Mylan reported total revenues of $2.28 billion compared to $1.03 billion in the same prior year period. This represents an increase of $1.24 billion. The acquisition of Merck Generics contributed revenues of $1.30 billion, of which $1.12 billion are included in the Generics Segment and $183.0 million are included in the Specialty Segment. Matrix contributed third party revenues of $192.3 million compared to $170.7 million in the comparable six-month period.

Gross profit for the six months ended June 30, 2008 was $764.4 million and gross margins were 33.6%. For the six months ended June 30, 2007, gross profit was $531.6 million and gross margins were 51.4%. Gross profit is impacted by certain purchase accounting related items recorded during the six months ended June 30, 2008 of approximately $230.2 million, which consisted primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of Merck Generics. Excluding such items, gross margins would have been approximately 43.7%. Prior year gross profit is also impacted by similar purchase accounting related items recorded with respect to the Matrix acquisition in the amount of $40.7 million. Excluding such items, gross margins in the prior year would have been approximately 55.4%.

The decrease in gross margins excluding amounts related to the acquisition of Merck Generics and Matrix, is due to the fact that on average, the newly acquired Merck Generics entities, particularly in countries outside of the United States, contribute margins that are lower than those realized by Mylan’s domestic subsidiaries. Additionally, margins were negatively impacted by the loss of exclusivity on certain products. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity or limited generic competition. For a period of time during the six months ended June 30, 2007, Mylan had exclusivity on both amlodipine and oxybutynin.

Generics Segment

For the six months ended June 30, 2008, the Generics Segment reported total revenues of $1.90 billion. Generics Segment total revenues are derived from sales primarily in or from the U.S. and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”) and Australia, Japan and New Zealand (collectively, “Asia Pacific”).

Total revenues from North America were $853.9 million for the six-month period ended June 30, 2008 compared to $862.9 million for the six months ended June 30, 2007, representing a decrease of $9.0 million. In the current six-month period, revenue of $67.2 million is the result of the acquisition of Merck Generics. Excluding the impact of the acquisition, total North America revenues decreased by $76.2 million or 9%. This decrease is the result of unfavorable pricing as discussed below, partially offset by increased volume, as doses shipped during the six months, excluding the impact of the acquisition, increased by over 12% to 8.07 billion.

Fentanyl continued to contribute significantly to the financial results, accounting for approximately 7% of net revenues in the Generics Segment despite the entrance into the market of additional generic competition in August 2007. As expected, the additional competition had an unfavorable impact on fentanyl pricing. However, this was offset by increased volumes of fentanyl which Mylan was able to supply to the market as certain competitors recalled their versions of the fentanyl patch. Additional generic competition resulted in unfavorable pricing on several other significant products in the Company’s portfolio. For two of these, amlodipine and oxybutynin, Mylan had market exclusivity for a portion of the prior year. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Helping to offset some of the unfavorable pricing experienced in the current year were products launched subsequent to June 30, 2007, which contributed revenues of $95.5 million.

Total revenues from EMEA were $778.7 million for the six months ended June 30, 2008, all of which were the result of the acquisition of Merck Generics. Within EMEA, approximately 68% of net revenues are derived from the three largest markets: France, the U.K. and Germany.

Total revenues from Asia Pacific were $270.2 million for the six months ended June 30, 2008, all of which were the result of the acquisition of Merck Generics. The majority of revenues from Asia Pacific are contributed by Alphapharm, Mylan’s Australian subsidiary, with the remainder comprised of sales in Japan and New Zealand.

Certain markets in which the Company does business have recently undergone, some for the first time, or will soon undergo, government-imposed price reductions on pharmaceutical products. This is true in France and Australia, though this issue is not limited to just these markets. In addition, a number of markets in which we operate have implemented or may implement “tender systems” for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a negative impact on sales and gross profit in these markets. However, certain pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic substitution.

For the six months ended June 30, 2008, segment profitability for the Generics Segment was $432.2 million compared to $440.0 million in the comparable six month period. Of the current year amount, approximately $105.9 million is due to the acquisition of Merck Generics. Excluding this amount, segment profitability decreased by $113.7 million. This decrease is the result of lower revenues, as discussed above, as well as increased R&D expense, which is explained below.

Specialty Segment

For the six months ended June 30, 2008, the Specialty Segment reported total revenues of $205.4 million, of which $183.0 million represented sales to third parties. The Specialty Segment consists of Dey, an entity acquired as part of the Merck Generics acquisition that focuses on the development, manufacturing and marketing of specialty pharmaceuticals in the respiratory and severe allergy markets. The most significant contributor to the Specialty Segment revenues is EpiPen, an epinephrine auto-injector, which is used in the treatment of severe allergies. EpiPen is the number one prescribed treatment for severe allergic reactions with a market share of over 95%.

DuoNeb is a nebulized unit dose formulation of ipratropium bromide and albuterol sulfate for treatment of chronic obstructive pulmonary disorder. DuoNeb lost exclusivity in July 2007, at which time authorized generic competition entered the market. At the end of December 2007 and early January 2008, several other generics entered the market. As expected, sales and gross profit of this product have declined as a result of additional competition.

Segment loss for the Specialty Segment for the six months ended June 30, 2008 was $362.8 million, which includes the $385.0 million non-cash goodwill impairment charge.

Matrix Segment

For the six months ended June 30, 2008, the Matrix Segment reported total revenues of $222.3 million, of which $192.3 million represented third-party sales compared to total revenues of $196.3 million, of which $170.7 million represented third party sales during the prior year comparable period. Approximately 60% of the Matrix Segment’s third-party net revenues comes from the sale of API and intermediates, approximately 20% comes from the distribution of branded generic products in Europe, and the majority of the remainder comes from the sale of Matrix’s FDF ARV products. Matrix launched its FDF business in late calendar year 2007. In addition to its net revenue, Matrix realized other revenue of $23.0 million through intersegment product development agreements. Intersegment net revenue consists of API sales to the Generics Segment primarily in conjunction with Mylan’s vertical integration strategy.

Segment profitability for the Matrix Segment for the current six-month period was $10.0 million compared to $15.7 million in the comparable six-month period. While current year sales and gross profit were higher, an increase in operating expenses resulted in the lower year over year segment profitability.

Operating Expenses

R&D expense for the six months ended June 30, 2008 was $164.6 million compared to $68.6 million in the same prior year period. For the six months ended June 30, 2008, R&D expense includes approximately $84.5 million related to the newly acquired Merck Generics entities, all of which was incremental to the prior year. Excluding these amounts, R&D expense increased by $11.5 million or 17% primarily as a result of increased ANDA submissions.

During the six months ended June 30, 2007, the Company recognized a charge of $147.0 million to write-off acquired in-process R&D associated with the Matrix acquisition. This amount represents the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use.

SG&A expense for the six months ended June 30, 2008 was $512.4 million compared to $139.7 million for the same period in the prior year, an increase of $372.7 million. For the six months, SG&A expense includes approximately $305.6 million related to the newly acquired Merck Generics entities, all of which was incremental to the prior year. Excluding these amounts, SG&A expense increased by $67.1 million or 48%. This increase was primarily realized by Corporate/Other. The increase in Corporate/Other SG&A expense is due primarily to an increase in professional and consulting fees as well as higher payroll and payroll related costs. The increase in professional and consulting fees is associated primarily with the ongoing integration of Merck Generics. The increase in payroll and related costs is principally attributable to the build-up of additional corporate infrastructure as a direct result of the Merck Generics acquisition.

Interest Expense

Interest expense for the six months ended June 30, 2008 totaled $177.2 million compared to $43.9 million for the six months ended June 30, 2007. The increase is due to the additional debt incurred to finance the acquisition of Merck Generics.

Other Income, net

Other income, net, was $14.8 million for the six months ended June 30, 2008, compared to net expense of $25.9 million in the comparable six-month period. The comparable period of 2007 included a $57.5 million non-cash mark to market unrealized loss on a deal-contingent foreign currency option contract that was entered into for the then pending acquisition of Merck Generics. Excluding this unrealized loss, the decrease in other income, net, in the current year is due primarily to lower interest and dividend income as a result of lower cash and available for sale securities.

Income Tax Expense

For the six month period ending June 30, 2008, the income tax benefit was $75.1 million as compared to expense of $102.0 million for the comparable six month period in the prior year. The effective tax rate in 2008 has been largely influenced by operating losses offset by the non-deductible impairment charge related to Dey. The effective tax rate reported in the prior year was impacted by the write-off of acquired in-process research and development related to the Matrix acquisition.

Liquidity and Capital Resources

Cash flows from operating activities were $162.3 million for the six months ended June 30, 2008, consisting primarily of net income (after the non-cash add-backs for depreciation and amortization expense and the $385.0 million of goodwill impairment related to Dey), as well as an increase in deferred revenue of $348.4 million.

Partially offsetting these items are the deferred tax benefit of $216.3 million and a net usage of cash through changes in working capital items such as accounts receivable, net, inventory and other assets and liabilities.

The higher accounts receivable balance is the result of increased sales and the timing of cash collections from our customers, while inventory balances have increased in line with forecasted production plans. A decrease in other current liabilities, including payroll and payroll related liabilities such as bonus and profit sharing, have also resulted in a use of cash. The increase in deferred revenue, as well as a significant component of the current year change in deferred tax benefit, is due to the Bystolic agreement with Forest.

Cash used in investing activities was $83.1 million for the six months ended June 30, 2008. Net sales of investments in available for sale securities, which consist of a variety of high-credit quality debt securities, including U.S. government, state and local government and corporate obligations, generated a net $38.0 million in cash. These investments are highly liquid and available for working capital and other needs. As these instruments mature, the funds are generally reinvested in instruments with similar characteristics.

Capital expenditures during the six months ended June 30, 2008 were $71.0 million. These expenditures were incurred primarily for equipment, including with respect to the Company’s previously announced planned expansions and integration plans with respect to the Merck Generics acquisition. Also included in investing activities was a cash outflow of $40.0 million for the purchase of a surety bond with respect to the Company’s lorazepam and clorazepate litigation.

Cash used in financing activities was $95.4 million for the six months ended June 30, 2008. Cash dividends of $68.0 million were paid on the Company’s 6.50% mandatory convertible preferred stock. Additionally, the Company made repayments on its long-term debt in the amount of $76.4 million, offset partially by $41.0 million of short-term borrowings.

The Company is involved in various legal proceedings that are considered normal to its business (see Note 16 of our Condensed Consolidated Financial Statements). While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations.

The Company’s Condensed Consolidated Balance Sheet at June 30, 2008, includes $70.3 million of remaining restructuring reserve, which relates to certain estimated exit costs associated with the acquisition of Merck Generics (see Note 15 of our Condensed Consolidated Financial Statements). The plans related to these exit activities have yet to be finalized and there may be additional costs incurred. Payments of approximately $4.0 million were made during the six months ended June 30, 2008, of which $2.9 million were severance costs and the remaining $1.1 million were other exit costs.

The Company announced its intent to restructure certain activities and incur certain exit costs unrelated to the Merck Generics acquisition. At June 30, 2008, the Company met all the criteria in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and has recorded a restructuring reserve of approximately $0.7 million. This restructuring charge is included in operating expenses in the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2008. As finalization of the plan is still in progress, we have not yet estimated the total amount expected to be incurred in connection with such activities. However, we expect the majority of such costs will related to one-time termination benefits and certain asset write-downs and could be significant.

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

In addition, the Company has an ongoing process that includes a review of our operations. This process includes evaluating potential divestures of products and businesses as part of our future strategy. Initially, we are focused on Dey, our specialty branded business.

To that end, we have engaged outside advisors to assist us in considering our alternatives, including the potential sale of the business. Any divestitures could impact future liquidity.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP No. EITF 03-6-1”). FSP No. EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP No. EITF 03-6-01 on its consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-a, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-a”). Under the new rules for convertible debt instruments (including our Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, an entity should separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules for the debentures is that the equity component would be included in the paid-in-capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Senior Convertible Notes. FSP No. APB 14-a will be effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Higher interest expense would result through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over the term of the Senior Convertible Notes. Prior period interest expense will also be higher than previously reported interest expense due to retrospective application. Early adoption is not permitted. The Company is currently evaluating the proposed new rules and the impact of adopting FSP No. APB 14-a on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS No. 142”) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other accounting principles generally accepted in the United States, (“GAAP”). FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP No. FAS 142-3 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard is effective for fiscal years beginning after November 15, 2008. As SFAS No. 161 only requires enhanced disclosures, management is currently assessing the impact on the disclosures on the Company’s consolidated financial statements.

In March 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 states that if an instrument (or an embedded feature) has the characteristics of a derivative instrument under paragraphs 6-9 of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is indexed to an entity’s own stock, it is necessary to evaluate whether it is classified in stockholder’s equity (or would be classified in stockholders’ equity if it were a freestanding instrument). EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting EITF No. 07-5 on our consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option) with changes in fair value reported in earnings. The Company already records marketable securities at fair value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), and derivative contracts and hedging activities at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). The adoption of SFAS No. 159 did not have a material impact on the Company’s Condensed Consolidated Financial Statements as management did not elect the fair value option for any other financial instrument or certain other assets and liabilities.

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

In March 2007, the EITF issued EITF No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF No. 06-10”). Under the provisions of EITF No. 06-10, an employer is required to recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement with the employee. The provisions of EITF No. 06-10 also require an employer to recognize and measure the asset in a collateral assignment split-dollar life insurance arrangement based on the nature and substance of the arrangement. The Company adopted the provisions of EITF No. 06-10 as of January 1, 2008. As a result of the adoption, the Company recognized a liability of $8.3 million, representing the present value of the future premium payments to be made under the existing policies. In accordance with the transition provisions of EITF No. 06-10, this amount was recorded as a direct decrease to retained earnings.

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

During the six months ended June 30, 2008, we executed an incremental $500.0 million of notional interest rate swaps in order to fix the interest rate on a portion of our U.S. dollar debt under the Senior Credit Agreement. These swaps are designated as cash flow hedges of the variability of interest expense related to our variable rate debt and fix a rate of 5.44% until March 2010.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Omeprazole

On May 17, 2000, Mylan Pharmaceuticals Inc. (“MPI”) filed an Abbreviated New Drug Application (“ANDA”) seeking approval from the U.S. Food and Drug Administration (“FDA”) to manufacture, market and sell omeprazole delayed-release capsules and on August 8, 2000 made Paragraph IV certifications to several patents owned by AstraZeneca PLC (“AstraZeneca”) that were listed in the FDA’s “Orange Book.” On September 8, 2000, AstraZeneca filed suit against MPI and Mylan in the U.S. District Court for the Southern District of New York alleging infringement of several of AstraZeneca’s patents. On May 29, 2003, the FDA approved MPI’s ANDA for the 10 mg and 20 mg strengths of omeprazole delayed-release capsules, and, on August 4, 2003, Mylan announced that MPI had commenced the sale of omeprazole 10 mg and 20 mg delayed-release capsules. AstraZeneca then amended the pending lawsuit to assert claims against Mylan and MPI and filed a separate lawsuit against MPI’s supplier, Esteve Quimica S.A. (“Esteve”), for unspecified money damages and a finding of willful infringement. MPI has certain indemnity obligations to Esteve in connection with this litigation. On May 31, 2007, the district court ruled in Mylan’s and Esteve’s favor by finding that the asserted patents were not infringed by Mylan’s/Esteve’s products. On July 18, 2007, AstraZeneca appealed the decision to the United States Court of Appeals for the Federal Circuit. On June 10, 2008, the appellate court issued a judgment and decision affirming the district court’s finding of noninfringement and the mandate was issued on July 1, 2008.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia (“D.C.”) in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $9.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit. The appeals have been held in abeyance pending a ruling on the motion for prejudgment interest. In connection with the Company’s appeal of the lorazepam Judgment, the company submitted a surety bond underwritten by a third party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2008) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

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

Beginning in September 2003, Mylan, MPI and/or UDL, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters, Mylan, MPI and/or UDL have either moved to dismiss the complaints or have answered the complaints denying liability. Mylan and its subsidiaries intend to defend each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek recovery of any and all alleged overpayment of the “federal share” under the Medicaid program. Mylan has not yet responded to this complaint, but intends to deny liability and to defend the action vigorously.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involves whether MPI and UDL may have violated the False Claims Act or other laws by classifying certain authorized generics launched in the 1990’s and early 2000’s as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs until 2005. MPI and UDL deny the government’s allegations and deny that they engaged in any wrongful conduct. Based on our understanding of the government’s allegations, the alleged difference in rebates for the MPI and UDL products currently at issue may be up to approximately $100.0 million, which includes interest. Remedies under the False Claims Act could include treble damages and penalties. MPI and UDL have been cooperating fully with the government’s investigation and are currently in discussions with the government about a possible resolution of the matter. Additionally, the Company believes that it has contractual and other rights to recover from the innovator a substantial portion of any payments that MPI and UDL may remit to the government. The Company has not recorded any amounts in the consolidated financial statements related to this matter.

Dey, L.P. is a defendant currently in lawsuits brought by the state AG’s of Arizona, California, Florida, Illinois, Iowa, Kentucky, Mississippi, Pennsylvania, South Carolina (on behalf of the state and the state health plan), Utah and Wisconsin and the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third party payors. Dey has reached a settlement of most of these class actions, which has been preliminarily approved by the court. Additionally, the U.S. federal government filed a claim against Dey, L.P. in August 2006. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey. Dey intends to defend each of these actions vigorously. In conjunction with the Merck Generics acquisition by Mylan, Mylan is entitled to indemnification by Merck KGaA for these Dey pricing related suits.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending, with the exception of the third party payor action, in which Mylan’s response to the complaint is not due until the motions filed in the other cases have been decided. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies Inc. (“MTI”) pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan is cooperating fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Merck Generics Litigation

Generics UK Ltd.  is accused of having been involved in pricing agreements pertaining to certain drugs during the years 1996 to 2000. Generics UK Ltd. was able to settle civil claims for damages brought by the Health Service in England and Wales out of court, without any admission of liability. Additional claims have been filed against Generics UK Ltd. and others by health authorities in Scotland and Northern Ireland totaling £21.0 ($41.9) million exclusive of interest. In addition to these civil claims, in 2006 criminal proceedings were filed in Southwark Crown Court against Generics UK Ltd. and other companies, as well as against a number of individuals who were alleged to be responsible for decision making in the companies. In early 2008, the House of Lords ruled that a price fixing cartel was not at the relevant times a criminal offense. The case was remanded back to the Crown Court for the prosecution to make an application to amend the indictment. On July 11, 2008, the Crown Court refused to allow the prosecution’s application, quashed the indictment and denied the prosecution’s application for permission to appeal (although the prosecution may still apply directly to the Court of Appeal for permission to appeal).

The Company has approximately $130.8 million recorded in other liabilities related to the litigation involving Dey and Generics UK Ltd. As stated above, in conjunction with the Merck Generics acquisition, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $132.3 million in other assets.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek® (digoxin tablets USP). Digitek is manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. To date, approximately 70 lawsuits have been filed against Mylan, UDL and Actavis pertaining to the recall. An adverse outcome in these lawsuits, or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on our financial position and results of operations.

Levetiracetam

In March 2004, Mylan Laboratories, Inc. and MPI, along with Dr. Reddy’s Laboratories, Inc., were named in a civil lawsuit filed in the Northern District of Georgia by UCB Society Anonyme and UCB Pharma, Inc. (“UCB”) alleging infringement of U.S. Patent No. 4,943,639 relating to levetiracetam tablets. This litigation was settled in October 2007. Under the terms of the settlement, Mylan has the right to market 250 mg, 500 mg, and 750 mg levetiracetam tablets in the United States beginning on November 1, 2008, provided that UCB obtains pediatric exclusivity for its product and Mylan obtains final approval for its ANDA from the FDA. Pediatric exclusivity has been granted. In addition, by letter dated November 19, 2007, Mylan was notified by the FTC of an investigation relating to the settlement of the levetiracetam patent litigation. In its letter, the FTC requested certain information from Mylan pertaining to the patent litigation and the settlement thereof. On April 9, 2008, the FTC issued a civil investigative demand to Mylan requesting additional information from Mylan relating to the investigation. Mylan is cooperating fully with the government’s investigation and has complied with all requests for information.

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

Our acquisition of Merck Generics involves a number of integration risks, including but not limited to:

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

The success of the acquisitions of Merck Generics and a controlling interest in Matrix will depend, in part, on our ability to realize anticipated cost savings, revenue synergies and growth opportunities from integrating the businesses. We expect to benefit from operational cost savings resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale and market integration.

There is a risk, however, that the businesses may not be combined in a manner that permits these costs savings or synergies to be realized in the time currently expected, or at all. This may limit or delay our ability to integrate the companies’ manufacturing, research and development, marketing, organizations, procedures, policies and operations. In addition, a variety of factors, including, but not limited to, wage inflation and currency fluctuations, may adversely affect our anticipated cost savings and revenues.

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

With our recent acquisitions of Merck Generics and a controlling interest in Matrix, our operations extend to numerous countries outside the United States. Operating globally exposes us to certain additional risks including, but not limited to:

•	compliance with a variety of national and local laws of countries in which we do business, including restrictions on the import and export of certain intermediates, drugs and technologies;

•	changes in laws, regulations, and practices affecting the pharmaceutical industry and the healthcare system, including but not limited to imports, exports, manufacturing, cost, pricing, reimbursement, approval, inspection, and delivery of healthcare;

•	fluctuations in exchange rates for transactions conducted in currencies other than the functional currency;

•	adverse changes in the economies in which we operate as a result of a slowdown in overall growth, a change in government or economic liberalization policies, or financial, political or social instability in such countries that affects the markets in which we operate, particularly emerging markets;

•	wage increases or rising inflation in the countries in which we operate;

•	supply disruptions, and increases in energy and transportation costs;

•	natural disasters, including droughts, floods and earthquakes in the countries in which we operate;

•	communal disturbances, terrorist attacks, riots or regional hostilities in the countries in which we operate; and

•	government uncertainty, including as a result of new or changed laws and regulations.

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

Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully develop and/or license, or otherwise acquire and commercialize, new generic and patent or statutorily protected pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and the market is not yet proven. Likewise, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing any of such products on a timely basis, if at all, which could adversely affect our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, provides for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with Paragraph IV certifications, the FDA cannot grant final approval to other ANDA sponsors holding applications for the same generic equivalent. If an ANDA containing a Paragraph IV certification is successful and the applicant is awarded exclusivity, the applicant generally enjoys higher market share, net revenues and gross margin for that product. Even if we obtain FDA approval for our generic drug products, if we are not the first ANDA applicant to challenge a listed patent for such a product, we may lose significant advantages to a competitor that filed its ANDA containing such a challenge. The same would be true in situations where we are required to share our exclusivity period with other ANDA sponsors with Paragraph IV certifications. Such situations could have a material adverse effect on our ability to market that product profitably and on our business, financial position and results of operations, and the market value of our common stock could decline.

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

Even if we are able to obtain regulatory approvals for our new pharmaceutical products, generic or branded, the success of those products is dependent upon market acceptance. Levels of market acceptance for our new products could be impacted by several factors, including but not limited to:

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

The generic pharmaceutical industry is highly competitive. We face competition from many U.S. and foreign manufacturers, some of whom are significantly larger than we are. Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including but not limited to the possibility that they may have:

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

In the United States, some companies have lobbied Congress for amendments to the Hatch-Waxman legislation that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.

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

We incurred significant indebtedness to fund a portion of the consideration for our acquisition of Merck Generics. Our high level of indebtedness could have important consequences, including but not limited to:

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

We may from time to time consider selling certain assets if we determine that such assets are not critical to our strategy, or if we believe the opportunity to monetize the asset is attractive, or in order to reduce indebtedness, or for other reasons. We have explored and will continue to explore the sale of certain non-core assets; in addition, we have recently announced that we are exploring strategic alternatives (including a divestiture) for our Dey business. Although our intention is to engage in asset sales only if they advance our overall strategy, any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. We also continue to review the carrying value of manufacturing and intangible assets for indications of impairment as circumstances require. Future events and decisions may lead to asset impairments and/or related costs. As a result, any such sale or impairment could have an adverse effect on our business, prospects and opportunities for growth, financial position and results of operations and could cause the market value of our common stock to decline.

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

We have a license from Merck KGaA to continue using the “Merck” name in company and product names in respect of the Merck Generics businesses for a transitional period of two years after the closing of the acquisition. We are engaged in efforts to transition in an orderly manner away from the Merck name and to achieve global brand alignment. Re-branding may prove to be costly, especially in markets where the Merck Generics name has strong dominance or significant equity locally. In addition, brand migration poses risks of both business disruption and customer confusion. Our customer outreach and similar efforts may not mitigate fully the risks of the name changes, which may lead to reductions in revenues in some markets. These losses may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

There may also be situations where the Company uses its business judgment and decides to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In the UK, the Office of Fair Trading produced recommendations in February 2007 that suggested that the UK should include off patent brands in its value based pricing structure in addition to Generics, for the reimbursement of pharmaceutical products. It is widely anticipated, that these recommendations will be implemented in September 2008. The desired effect is to reduce the difference between the reimbursement levels of off patent brands and Generics. This will increase the Generics Industry ability to compete with off patent brands on a level playing field. Generics [UK] Ltd. and the BGMA (British Generics Manufacturers Association) support the OFT in this recommendation.

In addition, a number of markets in which we operate (including, most recently, the Netherlands) have implemented or may implement “tender systems” for generic pharmaceuticals in an effort to lower prices. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender.

Certain other countries may consider the implementation of a tender system. Even if a tender system is ultimately not implemented, the anticipation of such could result in price reductions. Failing to win tenders, or the implementation of similar systems in other markets leading to further price declines, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

LEGISLATIVE OR REGULATORY PROGRAMS THAT MAY INFLUENCE PRICES OF PHARMACEUTICAL PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

On July 18, 2008, the Australian government mandated a 25% price reduction on pharmaceutical products sold in Australia. Such a widespread price reduction of this magnitude is unprecedented in Australia and, as such, pharmaceutical companies are dealing with uncertainties as to how the market will react. As these uncertainties are resolved or if other countries in which we operate enact similar measures, they could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE ARE INVOLVED IN VARIOUS LEGAL PROCEEDINGS AND CERTAIN GOVERNMENT INQUIRIES AND MAY EXPERIENCE UNFAVORABLE OUTCOMES OF SUCH PROCEEDINGS OR INQUIRIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We are involved in various legal proceedings and certain government inquiries, including, but not limited to, patent infringement, product liability, breach of contract and claims involving Medicare and/or Medicaid reimbursements, some of which are described in our periodic reports, that involve claims for, or the possibility of fines and penalties involving substantial amounts of money or other relief. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

The European Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan’s subsidiary, Mylan SAS, has responded to questionnaires and has produced documents and other information in connection with the inquiry. The Commission has not alleged that the Company or any of its subsidiaries have engaged in any unlawful practices. However, if this inquiry was to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

WE ARE IN THE PROCESS OF IMPLEMENTING AN ENTERPRISE RESOURCE PLANNING SYSTEM. AS WITH ANY IMPLEMENTATION OF A SIGNIFICANT NEW SYSTEM, DIFFICULTIES ENCOUNTERED COULD RESULT IN BUSINESS INTERRUPTIONS, AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We are implementing an enterprise resource planning, or ERP, system in the United States to enhance operating efficiencies and provide more effective management of our business operations. Implementations of ERP systems and related software carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of our ERP implementation, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

ANY FUTURE ACQUISITIONS OR DIVESTITURES WOULD INVOLVE A NUMBER OF INHERENT RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We may continue to seek to expand our product line through complementary or strategic acquisitions of other companies, products or assets, or through joint ventures, licensing agreements or other arrangements or may determine to divest certain products or assets. Any such acquisitions, joint ventures or other business combinations may involve significant challenges in integrating the new company’s operations, and divestitures could be equally challenging. Either process may prove to be complex and time consuming and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings.

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

In recent years, Matrix has benefited from many policies of the Government of India and the Indian state governments in the states in which it operates, which are designed to promote foreign investment generally, including significant tax incentives, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

In addition, our financial performance and the market price of our securities may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Matrix’s ability to recruit, train and retain qualified employees and develop and operate its manufacturing facilities could be adversely affected if India does not successfully meet these challenges.

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

A significant portion of our revenues, indebtedness and our costs are denominated in foreign currencies including the Australian dollar, the British pound, the Canadian dollar, the Euro, the Indian rupee and the Japanese Yen. We report our financial results in U.S. dollars. Our results of operations and, in some cases, cash flows, could be adversely affected by certain movements in exchange rates. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange payments will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

IF WE FAIL TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, THEN WE COULD LOSE REVENUE UNDER OUR LICENSING AGREEMENTS OR LOSE SALES TO GENERIC COPIES OF OUR BRANDED PRODUCTS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our success, particularly in our specialty business, depends in part on our ability to obtain, maintain and enforce patents, and protect trade secrets, know-how and other proprietary information. Our ability to commercialize any branded product successfully will largely depend upon our ability to obtain and maintain patents of sufficient scope to prevent third parties from developing substantially equivalent products. In the absence of patent and trade secret protection, competitors may adversely affect our branded products business by independently developing and marketing substantially equivalent products. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.

We have filed patent applications covering composition of, methods of making, and/or methods of using, our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover our branded products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office or any other governmental agency may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

OUR SPECIALTY BUSINESS DEVELOPS, FORMULATES, MANUFACTURES AND MARKETS BRANDED PRODUCTS THAT ARE SUBJECT TO RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our branded products, developed, formulated, manufactured and marketed by our specialty business may be subject to the following risks, among others:

•	limited patent life, or the loss of patent protection;

•	competition from generic products;

•	reductions in reimbursement rates by third-party payors;

•	importation by consumers;

•	product liability;

•	drug development risks arising from typically greater research and development investments than generics; and

•	unpredictability with regard to establishing a market.

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

Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports. We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure. In the United States such changes include the Sarbanes-Oxley Act of 2002, SEC regulations and the New York Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestations as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

The following provides a summary of votes cast for the proposals on which our shareholders voted at our Annual Meeting of Shareholders held on April 25, 2008.

Proposal No. 1— Election of Ten Directors.

Nominee	For	Withheld

Milan Puskar	236,489,054	12,355,840
Robert J. Coury	235,872,740	12,972,154
Wendy Cameron	173,333,111	75,511,783
Neil Dimick, C.P.A.	230,042,901	18,801,993
Douglas J. Leech, C.P.A	236,427,452	12,417,442
Prasad Nimmagadda	158,102,548	90,742,346
Joseph C. Maroon, M.D.	173,608,459	75,236,434
Rodney L. Piatt, C.P.A	173,479,736	75,365,158
C.B. Todd	236,068,468	12,776,425
Randall L. Vanderveen, Ph.D.	237,852,648	10,992,246

Proposal No. 2 — To approve an amendment to the Company’s 2003 Long-Term Incentive Plan, including to increase the number of shares available under the Plan by 15,000,000 shares, and to re-approve the performance goals set forth in such Plan, in accordance with applicable provisions of the Internal Revenue Code.

For	Against	Abstain	Broker Non-Votes

159,446,093	13,675,668	3,835,742	71,887,392

Proposal No. 3 — Ratification of the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain

241,675,872	3,970,409	3,198,604

ITEM 6.	EXHIBITS

3	.1(a)	Amended and Restated Articles of Incorporation of the registrant, as amended, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.
3	.1(b)	Amendment to Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 3.2 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
3	.1(c)	Amendment to Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on November 20, 2007, and incorporated herein by reference.
3.2		Bylaws of the registrant, as amended to date, filed as Exhibit 3.1 to the Report of Form 8-K filed on October 5, 2007, and incorporated herein by reference.
4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.

4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4	.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4	.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
10.1		Amendment No. 2 to Retirement Benefit Agreement dated as of April 25, 2008, by and between registrant and Milan Puskar.
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarterly period ended June 30, 2008, to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc.
(Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Vice Chairman and Chief Executive Officer

August 8, 2008

/s/  Edward J. Borkowski
Edward J. Borkowski
Executive Vice President and Chief Financial Officer
(Principal financial officer)

August 8, 2008

/s/  Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President and Corporate Controller
(Principal accounting officer)

August 8, 2008

EXHIBIT INDEX

10.1	Amendment No. 2 to Retirement Benefit Agreement dated as of April 25, 2008, by and between registrant and Milan Puskar.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.