Form 10-K/A
period 2008-12-31
MYLAN INC.
filed 2009-03-03
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from     to     .
MYLAN INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	25-1211621 (I.R.S. Employer Identification No.)
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
III

Explanatory Note
     On February 23, 2009, Mylan Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Company hereby amends its Annual Report on Form 10-K to amend Items 8 and 15 and the Exhibit Index and to include conformed signatures of Deloitte & Touche LLP (“D&T”) on each of D&T’s reports listed in Items 8 and 15 and in D&T’s consent filed as Exhibit 23. These conformed signatures were inadvertently omitted from the original filing of the Company’s Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K. Other than amending Items 8 and 15 and the Exhibit Index and including the conformed signatures of D&T on each of D&T’s reports listed in Items 8 and15 and in D&T’s consent filed as Exhibit 23, this amendment does not modify or update in any way the disclosures in the Company’s original Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new Certifications by the Company's CEO and CFO are filed as Exhibits to the Form 10-K/A.

MYLAN INC.
INDEX TO FORM 10-K/A
For the Year Ended December 31, 2008

Page
PART I
ITEM 8. Financial Statements and Supplementary Data	4
ITEM 15. Exhibits and Financial Statement Schedules	49
Signatures	54
EX-23
EX-31.1
EX-31.2
EX-32

ITEM 8. Financial Statements and Supplementary Data
Index to Consolidated Financial Statements and
Supplementary Financial Information

Page
Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	5
Consolidated Statements of Operations for the Calendar Year Ended December 31, 2008, Nine Months Ended December 31, 2007, and Fiscal Year Ended March 31, 2007	6
Consolidated Statements of Shareholders’ Equity for the Calendar Year Ended December 31, 2008, Nine Months Ended December 31, 2007, and Fiscal Year Ended March 31, 2007	7
Consolidated Statements of Cash Flows for the Calendar Year Ended December 31, 2008, Nine Months Ended December 31, 2007, and Fiscal Year Ended March 31, 2007	9
Notes to Consolidated Financial Statements	10
Management’s Report on Internal Control over Financial Reporting	45
Reports of Independent Registered Public Accounting Firm	46
Supplementary Financial Information	48

MYLAN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$557,147	$484,202
Restricted cash	40,309	—
Available-for-sale securities	42,260	91,361
Accounts receivable, net	1,164,613	1,132,121
Inventories	1,065,990	1,063,840
Deferred income tax benefit	199,278	192,113
Prepaid expenses and other current assets	105,076	95,664

Total current assets	3,174,673	3,059,301
Property, plant and equipment, net	1,063,996	1,102,932
Intangible assets, net	2,453,161	2,978,706
Goodwill	3,161,580	3,855,971
Deferred income tax benefit	16,493	18,703
Other assets	539,956	337,563

Total assets	$10,409,859	$11,353,176

Liabilities and shareholders’ equity
Liabilities
Current liabilities:
Trade accounts payable	$585,711	$608,070
Short-term borrowings	151,109	144,355
Income taxes payable	92,158	169,518
Current portion of long-term debt and other long-term obligations	5,099	410,934
Deferred income tax liability	1,935	24,344
Other current liabilities	708,638	645,130

Total current liabilities	1,544,650	2,002,351
Deferred revenue	18,021	122,870
Long-term debt	5,165,419	4,706,716
Other long-term obligations	404,031	206,672
Deferred income tax liability	545,121	876,816

Total liabilities	7,677,242	7,915,425

Minority interest	29,108	34,325

Shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000 as of December 31, 2008 and 2007
Shares issued: 2,139,000 as of December 31, 2008 and 2007	1,070	1,070
Common stock — par value $0.50 per share
Shares authorized: 600,000,000 as of December 31, 2008 and 2007
Shares issued: 395,368,062 and 395,260,355 as of December 31, 2008 and 2007	197,684	197,630
Additional paid-in capital	3,873,743	3,785,729
Retained earnings	594,352	922,857
Accumulated other comprehensive (loss) earnings	(380,802)	83,044

	4,286,047	4,990,330
Less treasury stock — at cost
Shares: 90,635,441 and 90,885,188 as of December 31, 2008 and 2007	1,582,538	1,586,904

Total shareholders’ equity	2,703,509	3,403,426

Total liabilities and shareholders’ equity	$10,409,859	$11,353,176

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
     Basic and diluted (loss) earnings per common share is calculated as follows:

	Calendar Year Ended	Nine Months Ended	Fiscal Year Ended
	December 31,	December 31,	March 31,
(in thousands, except per share amounts)	2008	2007	2007
Basic (loss) earnings available to common shareholders (numerator):
Net (loss) earnings before preferred dividends	$(181,215)	$(1,138,025)	$217,284
Less: Preferred stock dividends	139,035	15,999	—

Net (loss) earnings available to common shareholders	$(320,250)	$(1,154,024)	$217,284

Shares (denominator):
Weighted average shares outstanding	304,360	257,150	215,096

Basic (loss) earnings per common share	$(1.05)	$(4.49)	$1.01

Dilutive (loss) earnings available to common shareholders (numerator):
Net (loss) earnings available to common shareholders	$(320,250)	$(1,154,024)	$217,284
Add: Preferred stock dividend	—	—	—

Income available to common shareholders and assumed conversions	$(320,250)	$(1,154,024)	$217,284

Shares (denominator):
Stock-based awards	—	—	4,024
Preferred stock conversion	—	—	—

Total dilutive shares outstanding assuming conversions	304,360	257,150	219,120

Diluted (loss) earnings per common share	$(1.05)	$(4.49)	$0.99

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

	Nine Months Ended	Fiscal Year Ended
(in thousands, except per share data)	December 31, 2007	March 31, 2007
Total revenues	$3,428,231	$4,197,786

Net loss before preferred dividend	$(1,290,242)	$(1,311,466)
Preferred dividend	(104,276)	(121,656)

Net loss available to common shareholders	$(1,394,518)	$(1,433,122)

Loss per common share
Basic	$(4.91)	$(5.35)

Diluted	$(4.91)	$(5.35)

Weighted average shares
Basic	283,900	267,984

Diluted	283,900	267,984

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
MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Operations

Nine Months Ended December 31,	2007	2006
(in thousands, except per share amounts)		(Unaudited)
Revenues
Net revenues	$2,162,943	$1,103,247
Other revenues	15,818	21,310

Total revenues	2,178,761	1,124,557
Cost of sales	1,304,313	515,736

Gross profit	874,448	608,821

Operating expenses:
Research and development	146,063	66,844
Acquired in-process research and development	1,269,036	—
Selling, general and administrative	449,598	152,784
Litigation settlements, net	(1,984)	(46,154)

Total operating expenses	1,862,713	173,474

(Loss) earnings from operations	(988,265)	435,347
Interest expense	179,410	31,292
Other income, net	86,611	39,785

(Loss) earnings before income taxes and minority interest	(1,081,064)	443,840
Provision for income taxes	60,073	155,267

(Loss) earnings before minority interest	(1,141,137)	288,573
Minority interest income	3,112	—

Net (loss) earnings before preferred dividends	(1,138,025)	288,573
Preferred dividend	15,999	—

Net (loss) earnings available to common shareholders	(1,154,024)	288,573

(Loss) earnings per common share:
Basic	$(4.49)	$1.37

Diluted	$(4.49)	$1.34

Nine Months Ended December 31,	2007	2006
(in thousands, except per share amounts)		(Unaudited)
Weighted average common shares outstanding:
Basic	257,150	211,075

Diluted	257,150	215,275

Note 8. Balance Sheet Components
     Selected balance sheet components consisted of the following:

	December 31,	December 31,
(in thousands)	2008	2007
Inventories:
Raw materials	$273,232	$255,744
Work in process	157,473	160,918
Finished goods	635,285	647,178

	$1,065,990	$1,063,840

Property, plant and equipment:
Land and improvements	$56,945	$62,824
Buildings and improvements	577,182	583,097
Machinery and equipment	1,012,748	980,340
Construction in progress	110,721	125,682

	1,757,596	1,751,943
Less accumulated depreciation	693,600	649,011

	$1,063,996	$1,102,932

Other current liabilities:
Payroll and employee benefit plan accruals	$181,316	$136,232
Accrued rebates	236,312	301,829
Fair value of financial instruments	91,797	—
Legal and professional accruals	71,813	58,883
Other	127,400	148,186

	$708,638	$645,130

Note 9. Available-for-Sale Fixed Income Securities
     The amortized cost and estimated fair value of available-for-sale fixed income securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
December 31, 2008
Debt securities	$42,146	$1,772	$(2,260)	$41,658
Equity securities	—	602	—	602

	$42,146	$2,374	$(2,260)	$42,260

December 31, 2007
Debt securities	$88,806	$1,748	$(315)	$90,239
Equity securities	—	1,122	—	1,122

	$88,806	$2,870	$(315)	$91,361

     Maturities of debt securities at fair value as of December 31, 2008, were as follows:

(in thousands)
Mature within one year	$2,819
Mature in one to five years	14,115
Mature in five years and later	24,724

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
Note 10. Goodwill and Other Intangible Assets
     A rollforward of goodwill from December 31, 2007 to December 31, 2008 and from March 31, 2007 to December 31, 2007 is as follows:

(in thousands)	Total
Goodwill balance at December 31, 2007	$3,855,971
Impairment loss on goodwill	(385,000)
Foreign currency translation and other	(309,391)

Goodwill balance at December 31, 2008	$3,161,580

(in thousands)	Total
Goodwill balance at March 31, 2007	$612,742
Acquisition of Merck Generics	3,166,005
Foreign currency translation and other	77,224

Goodwill balance at December 31, 2007	$3,855,971

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
     Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
(dollars in thousands)	(Years)	Cost	Amortization	Value
December 31, 2008
Amortized intangible assets:
Patents and technologies	20	$118,926	$71,631	$47,295
Product rights and licenses	10	2,738,191	433,169	2,305,022
Other	8	129,563	28,719	100,844

		$2,986,680	$533,519	$2,453,161

December 31, 2007
Amortized intangible assets:
Patents and technologies	20	$118,926	$65,578	$53,348
Product rights and licenses	10	2,961,712	152,865	2,808,847
Other	8	129,031	12,520	116,511

		$3,209,669	$230,963	$2,978,706

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
Note 12. Long-Term Debt
     A summary of long-term debt is as follows:

(in thousands)	December 31, 2008	December 31, 2007
U.S. Tranche A Term Loans(A)	$265,625	$312,500
Euro Tranche A Term Loans(A)	413,684	516,127
U.S. Tranche B Term Loans(A)	2,504,880	2,556,000
Euro Tranche B Term Loans(A)	714,583	773,273
Revolving Facility(A)	—	300,000
Senior Convertible Notes(B)	600,000	600,000
Cash Convertible Notes(C)	655,442	—
Other	14,586	54,194

	$5,168,800	$5,112,094
Less: Current portion	3,381	405,378

Total long-term debt	$5,165,419	$4,706,716

(A)	On October 2, 2007, the Company entered into a credit agreement (the “Senior Credit Agreement”) among the Company, a wholly-owned European subsidiary (the “Euro Borrower”), certain lenders and JPMorgan Chase Bank, National Association, as Administrative Agent, pursuant to which the Company borrowed $500.0 million in Tranche A Term Loans (the “U.S. Tranche A Term Loans”) and $2.0 billion in Tranche B Term Loans (the “U.S. Tranche B Term Loans”), and the Euro Borrower borrowed approximately €1.13 billion ($1.6 billion) in Euro Term Loans (the “Euro Term Loans” and, together with the U.S. Tranche A Term Loans and the U.S. Tranche B Term Loans, the “Term Loans”). The proceeds of the Term Loans were used (1) to pay a portion of the consideration for the acquisition of the former Merck Generics business, (2) to refinance the 2007 credit facility and the 2006 credit facility, (together the “Existing Credit Agreements”), by and among the Company, the lenders party thereto and JPMorgan Chase Bank, National Association, as administrative agent, (3) to purchase the Senior Notes tendered pursuant to the cash tender offers therefore and (4) to pay a portion of the fees and expenses in respect of the foregoing transactions (collectively, the “Transactions”). The termination of the Existing Credit Agreements was concurrent with, and contingent upon, the effectiveness of the Senior Credit Agreement. The Senior Credit Agreement also contains a $750.0 million revolving facility (the “Revolving Facility” and, together with the Term Loans, the “Senior Credit Facilities”) under which either the Company or the Euro Borrower may obtain extensions of credit, subject to the satisfaction of specified conditions. In conjunction with the closing of the former Merck Generics business acquisition the Company borrowed $300.0 million under the Revolving Facility. The Revolving Facility includes a $100.0 million subfacility for the issuance of letters of credit and a $50.0 million subfacility for swingline borrowings. Borrowings under the Revolving Facility are available in U.S. dollars, Euro, Pounds Sterling, Yen or other currencies that may be agreed. The Euro Term Loans are guaranteed by the Company and the Senior Credit Facilities are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The Senior Credit Facilities are also secured by a pledge of the capital stock of substantially all direct subsidiaries of the Company and the Guarantors (limited to 65% of outstanding voting stock of foreign holding companies and any foreign subsidiaries) and substantially all of the other tangible and intangible property and assets of the Company and the Guarantors. The Revolving Facility expires in October 2013.

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

     Details of the interest rates in effect at December 31, 2008 and December 31, 2007 on the outstanding borrowings under the Term Loans are in the table below:

	December 31, 2008
(in thousands, except interest rates)	Outstanding	Basis	Rate
U.S. Tranche A Term Loans	$265,625	LIBOR + 3%	6.50%
Euro Tranche A Term Loans	$413,684	EURIBO + 3%	7.86%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010(1)(2)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	504,880	LIBOR + 3.25%	5.79%

Total U.S. Tranche B Term Loans	$2,504,880
Euro Tranche B Term Loans	$714,583	EURIBO + 3.25%	8.11%

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement

(2)	This interest rate swap has been extended to March 2012 at a rate of 5.38%, effective March 2010

	December 31, 2007
(in thousands, except interest rates)	Outstanding	Basis	Rate
U.S. Tranche A Term Loans	$312,500	LIBOR + 3.25%	8.31%
Euro Tranche A Term Loans	$516,127	EURIBO + 3.25%	7.75%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010	$1,000,000	Fixed	7.37%
Floating Rate	1,556,000	LIBOR + 3.25%	8.24%

Total U.S. Tranche B Term Loans	$2,556,000
Euro Tranche B Term Loans	$773,273	EURIBO + 3.25%	7.75%
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
     Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at December 31, 2008 are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
(in thousands)	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
2009	$—	$—	$—	$—	$—	$—	$—
2010	46,875	73,003	25,560	7,292	—	—	152,730
2011	62,500	97,338	25,560	7,292	—	—	192,690
2012	78,125	121,672	25,560	7,292	600,000	—	832,649
2013	78,125	121,671	25,560	7,292	—	—	232,648
2014	—	—	2,402,640	685,415	—	—	3,088,055
Thereafter	—	—	—	—	—	655,442	655,442

Total	$265,625	$413,684	$2,504,880	$714,583	$600,000	$655,442	$5,154,214

Note 13. Income Taxes
     Income tax expense (benefit) consisted of the following components:

	Calendar Year Ended	Nine Months Ended	Fiscal Year Ended
(dollars in thousands)	December 31, 2008	December 31, 2007	March 31, 2007
Federal:
Current	$219,370	$101,659	$242,434
Deferred	(90,470)	(29,343)	(46,593)

	128,900	72,316	195,841

State and Puerto Rico:
Current	28,226	9,598	16,746
Deferred	15,978	1,903	(3,740)

	44,204	11,501	13,006

Foreign:
Current	79,187	23,413	174
Deferred	(114,868)	(47,157)	(1,004)

	(35,681)	(23,744)	(830)

Income taxes	$137,423	$60,073	$208,017

Pre-tax (loss) earnings
Domestic	$(303,167)	$(413,886)	$586,298
Foreign	255,344	(667,178)	(160,786)

Total	$(47,823)	$(1,081,064)	$425,512

Effective tax rate	(287.4)%	(5.6)%	48.9%

     Temporary differences and carry forwards that result in the deferred tax assets and liabilities were as follows:

	Calendar Year Ended	Nine Months Ended	Fiscal Year Ended
	December 31,	December 31,	March 31,
(in thousands)	2008	2007	2007
Deferred tax assets:
Employee benefits	$48,868	$40,038	$16,501
Legal matters	65,988	59,388	5,048
Accounts receivable allowances	145,579	152,123	126,191
Inventories	23,916	—	8,859
Deferred revenue	—	—	43,250
Investments	16,852	4,321	7,256
Other reserves	26,158	6,767	—
Tax credits	4,200	3,575	3,112
Net operating losses	134,779	99,289	17,111
Convertible debt	42,733	40,514	44,100
Other	82,428	20,885	3,801

	591,501	426,900	275,229
Less: Valuation allowance	(110,194)	(76,100)	(18,355)

Total deferred tax assets	481,307	350,800	256,874

Deferred tax liabilities:
Inventory	2,818	16,897	—
Plant and equipment	77,056	67,425	40,698
Intangible assets	663,987	947,009	98,285
Investments	2,541	9,813	10,779
Other	66,190	—	1,890

Total deferred tax liabilities	812,592	1,041,144	151,652

Deferred tax (liabilities) assets, net	$(331,285)	$(690,344)	$105,222

Classification in the Consolidated Balance Sheets:
Deferred income tax benefit — current	$199,278	$192,113	$145,343
Deferred income tax liability — current	(1,935)	(24,344)	—
Deferred income tax benefit — noncurrent	16,493	18,703	45,779
Deferred income tax liability — noncurrent	(545,121)	(876,816)	(85,900)

Deferred tax (liability) asset, net	$(331,285)	$(690,344)	$105,222

     A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Calendar Year Ended	Nine Months Ended	Fiscal Year Ended
	December 31, 2008	December 31, 2007	March 31, 2007
Statutory tax rate	35.0%	35.0%	35.0%
State and Puerto Rico income taxes and credits	(41.0)%	(0.6)%	2.8%
Research and Development tax credits	4.9%	0.3%	(0.3)%
Acquired In-Process R & D	0.0%	(41.1)%	12.1%
Effect of foreign operations	9.5%	1.8%	0.0%
Impairment of goodwill	(281.8)%	0.0%	0.0%
Other items	(14.0)%	(1.0)%	(0.7)%

Effective tax rate	(287.4)%	(5.6)%	48.9%

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
     A reconciliation of the unrecognized tax benefits from December 31, 2007 to December 31, 2008 and from March 31, 2007 to December 31, 2007 is as follows:

Unrecognized Tax
(in thousands)	Benefits
Balance at December 31, 2007	$77,600
Additions for current year tax positions	49,169
Additions for prior year tax positions	538
Reductions for prior year tax positions	(3,313)
Settlements	—
Reductions related to expirations of statute of limitations	(4,819)
Addition due to cumulative adjustment	47,338

Balance at December 31, 2008	$166,513

Unrecognized Tax
(in thousands)	Benefits
Balance at March 31, 2007	$42,900
Additions for current year tax positions	5,700
Additions for prior year tax positions	4,400
Reductions for prior year tax positions	(3,300)
Settlements	(10,500)
Reductions related to expirations of statute of limitations	(1,200)
Addition due to cumulative adjustment	39,600

Balance at December 31, 2007	$77,600

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

Calendar Year Ended
December 31, 2008	Generics Segment	Specialty Segment	Matrix Segment	Corporate/Other(1)	Consolidated
(in thousands)
Total revenues
Third party	$3,907,518	$385,963	$376,007	$468,097	$5,137,585
Intersegment	1,798	31,278	68,813	(101,889)	—

Total	3,909,316	417,241	444,820	366,208	$5,137,585
Segment profitability	$969,929	$36,649	$25,033	$(733,726)	$297,885

Nine Months Ended
December 31, 2007	Generics Segment	Specialty Segment	Matrix Segment	Corporate/Other(1)	Consolidated
Total revenues
Third party	$1,812,404	$102,126	$264,231	$—	$2,178,761
Intersegment	563	3,401	29,547	(33,511)	—

Total	1,812,967	105,527	293,778	(33,511)	$2,178,761
Segment profitability	$590,363	$18,880	$18,120	$(1,615,628)	$(988,265)

Fiscal Year Ended
March 31, 2007	Generics Segment	Specialty Segment	Matrix Segment	Corporate/Other(1)	Consolidated
Total revenues
Third party	$1,532,407	$—	$79,412	$—	$1,611,819
Intersegment	—	—	16,389	(16,389)	—

Total	1,532,407	—	95,801	(16,389)	$1,611,819
Segment profitability	$712,685	$—	$8,578	$(293,709)	$427,554

(1)	Includes corporate general and administrative expenses, litigation settlements, intercompany eliminations, revenue related to the sale of Bystolic product rights, amortization of intangible assets and certain purchase accounting items (such as the write-off of in-process research and development and the amortization of the inventory step-up), non-cash impairment charges, and other expenses not directly attributable to segments.
     The Company’s consolidated net revenues are generated via the sale of products in the following therapeutic categories:

	Calendar Year Ended	Nine Months Ended	Fiscal Year Ended
(in thousands)	December 31, 2008	December 31, 2007	March 31, 2007
Allergy	$219,308	$28,301	$—
Anti-infective Agents	455,513	166,383	60,768
Cardiovascular	889,523	587,020	463,610
Central Nervous System	1,235,340	584,466	579,814
Dermatology	72,944	44,718	58,066
Endocrine and Metabolic	408,384	198,875	133,967
Gastrointestinal	357,489	149,804	59,655
Renal and Genitourinary	209,374	122,484	148,494
Respiratory Agents	310,993	71,167	7,810
Other(1)	472,369	209,725	74,763

	$4,631,237	$2,162,943	$1,586,947

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of consolidated net revenues.
Geographic Information
     The Company’s principal markets are North America, EMEA, and Asia Pacific. Net revenues are classified based on the geographic location of the customers and are as follows:

	Calendar Year Ended	Nine Months Ended	Fiscal Year Ended
(in thousands)	December 31, 2008	December 31, 2007	March 31, 2007
Net third-party revenues
The Americas
United States	$2,075,308	$1,342,564	$1,506,419
Other Americas	163,512	68,117	2,622
Europe(1)	1,755,807	508,549	50,958
Asia	636,610	243,713	26,948

	$4,631,237	$2,162,943	$1,586,947

(1)	Sales in France consisted of 16% of consolidated net revenues for the calendar year ended December 31, 2008.
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
2. Financial Statement Schedules
MYLAN INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions	Additions
		(Deductions)	(Deductions)
		Charged to	Charged to
	Beginning	Costs and	Other		Ending
Description	Balance	Expenses	Accounts	Deductions	Balance
Allowance for doubtful accounts:
Calendar year ended December 31, 2008	$38,088	$(2,355)	$(2,502)	$(6,338)	$26,893
Nine months ended December 31, 2007	$15,149	$9,959	$13,255 *	$(275)	$38,088
Fiscal year ended March 31, 2007	$10,954	$(500)	$4,778 **	$(83)	$15,149
Valuation allowance for deferred tax assets:
Calendar year ended December 31, 2008	$76,100	$53,421	$(16,285)	$(3,042)	$110,194
Nine months ended December 31, 2007	$18,355	$33,545	$24,200 *	$—	$76,100
Fiscal year ended March 31, 2007	$1,644	$5,531	$11,180 **	$—	$18,355

*	Allowance recorded as part of the former Merck Generics business acquisition.

**	Allowance recorded as part of the Matrix acquisition.
3. Exhibits

3.1(a)	Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 3.1 to the Form 10-Q for the quarterly period ended June 30, 2003, and incorporated herein by reference.

3.1(b)	Amendment to Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 3.2 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

3.1(c)	Amendment to Amended and Restated Articles of Incorporation of the registrant, filed as Exhibit 3.1 to the Report on Form 8-K filed with the SEC on November 20, 2007, and incorporated herein by reference.

3.2	Bylaws of the registrant, as amended to date, filed as Exhibit 3.1 to the Report of Form 8-K filed on December 21, 2007, and incorporated herein by reference.

4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.

4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.

4.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.

4.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.

4.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.

4.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.

4.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.4	Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.1	1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference.*

10.2	1997 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.*

10.3	1992 Nonemployee Director Stock Option Plan, as amended to date, filed as Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.*

10.4(a)	Amended and Restated 2003 Long-Term Incentive Plan, filed as Appendix A to Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2008, and incorporated herein by reference.*

10.4(b)	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(b) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*

10.4(c)	Form of Restricted Share Award under the 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(c) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*

10.4(d)	Amendment No. 1 to the Amended and Restated 2003 Long-Term Incentive Plan, dated as of December 17, 2008, filed as Exhibit 10.4(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.5	Mylan Inc. Severance Plan, amended as of December 17, 2008, filed as Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.6	3.75% Cash Convertible Notes due 2015 Purchase Agreement dated September 9, 2008, among the registrant and the initial purchaser named therein, filed as Exhibit 1.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.7(a)	Confirmation of OTC Convertible Note Hedge Transaction dated September 9, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.7(b)	Confirmation of OTC Convertible Note Hedge Transaction, amended as of November 25, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.7(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

10.8	Confirmation of OTC Convertible Note Hedge Transaction dated September 9, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.9	Confirmation of OTC Warrant Transaction dated September 9, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.3 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.10	Confirmation of OTC Warrant Transaction dated September 9, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.11	Amendment to Confirmation of OTC Warrant Transaction dated September 15, 2008 among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.5 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.12	Amendment to Confirmation of OTC Warrant Transaction dated September 15, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.13	Amendment to Confirmation of OTC Warrant Transaction dated as of September 9, 2008 among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.7 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.14	Amendment to Confirmation of OTC Warrant Transaction dated as of September 9, 2008 among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.8 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.15	Calculation Agent Agreement dated September 9, 2008, among the registrant, Wells Fargo Bank, National Association and Goldman Sachs International, filed as Exhibit 10.9 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.16(a)	Amended and Restated Executive Employment Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.16(b)	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.16(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.17(a)	Executive Employment Agreement dated as of July 1, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.27 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*

10.17(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski filed as Exhibit 10.6(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.17(c)	Amendment No. 2 to Executive Employment Agreement dated as of March 12, 2008, by and between registrant and Edward J. Borkowski filed as Exhibit 99.1 to the Report on Form 8-K filed with the SEC on March 12, 2008, and incorporated herein by reference.*

10.17(d)	Amendment No. 3 to Executive Employment Agreement dated as of December 22, 2008, by and between registrant and Edward J. Borkowski, filed as Exhibit 10.17(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.18(a)	Executive Employment Agreement, dated as of January 31, 2007, between the registrant and Heather Bresch filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.18(b)	Amendment No. 1 to Executive Employment Agreement dated as of October 2, 2007, by and between the registrant and Heather Bresch filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.18(c)	Amendment No. 2 to Executive Employment Agreement dated as of December 22, 2008, by and between the registrant and Heather Bresch, filed as Exhibit 10.18(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.19(a)	Executive Employment Agreement, dated as of January 31, 2007, between the registrant and Rajiv Malik filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.19(b)	Amendment No. 1 to Executive Employment Agreement dated as of October 2, 2007, by and between the registrant and Rajiv Malik filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.19(c)	Amendment No. 2 to Executive Employment Agreement dated as of December 22, 2008, by and between the registrant and Rajiv Malik, filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.20(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Robert J. Coury filed as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.20(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.11(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.20(c)	Amendment No. 2 to Retirement Benefit Agreement dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.21(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.21(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski filed as Exhibit 10.12(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.21(c)	Amendment No. 2 to Retirement Benefit Agreement dated as of December 22, 2008, between the registrant and Edward J. Borkowski, filed as Exhibit 10.21(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.22	Retirement Benefit Agreement dated January 27, 1995, between the registrant and C.B. Todd, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*

10.23(a)	Retirement Benefit Agreement dated January 27, 1995, between the registrant and Milan Puskar, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*

10.23(b)	First Amendment to Retirement Benefit Agreement dated September 27, 2001, between the registrant and Milan Puskar, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.*

10.23(c)	Amendment No. 2 to Retirement Benefit Agreement dated as of April 25, 2008, by and between registrant and Milan Puskar, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008, and incorporated herein by reference.*

10.24	Split Dollar Life Insurance Arrangement between the registrant and the Milan Puskar Irrevocable Trust filed as Exhibit 10(h) to Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.*

10.25(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Robert J. Coury, filed as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*

10.25(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.25(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.25(d)	Amendment No. 3 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.25(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.26(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Edward J. Borkowski, filed as Exhibit 10.20 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*

10.26(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.26(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski filed as Exhibit 10.20(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.26(d)	Amendment No. 3 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Edward J. Borkowski, filed as Exhibit 10.26(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.27(a)	Amended and Restated Transition and Succession Agreement dated as of October 2, 2007, between the registrant and Heather Bresch, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.27(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Heather Bresch, filed as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.28(a)	Transition and Succession Agreement dated as of January 31, 2007, between the registrant and Rajiv Malik, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.28(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Rajiv Malik, filed as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.29	Executives’ Retirement Savings Plan, filed as Exhibit 10.14 to Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.*

10.30	Supplemental Health Insurance Program For Certain Officers of the registrant, effective December 15, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.*

10.31	Form of Indemnification Agreement between the registrant and each Director, filed as Exhibit 10.31 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*

10.32	Description of the registrant’s Director Compensation Arrangements in effect as of the date hereof, filed as Exhibit 10.32 to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.33	Agreement Regarding Consulting Services and Shareholders Agreement dated as of December 31, 2007 by and among the registrant, MP Laboratories (Mauritius) Ltd, Prasad Nimmagadda, Globex and G2 Corporate Services Limited, filed as Exhibit 10.26 to Form 10-KT/A for the period ended December 31, 2007, and incorporated herein by reference.

10.34(a)	Share Purchase Agreement dated May 12, 2007 by and among Merck Generics Holding GmbH, Merck Internationale Beteiligung GmbH, Merck KGaA and the registrant, filed with the Report on Form 8-K filed with the SEC on May 17, 2007, and incorporated herein by reference.

10.34(b)	Amendment No. 1 to Share Purchase Agreement by and among the registrant and Merck Generics Holding GmbH, Merck S.A. Merck Internationale Beteiligung GmbH and Merck KGaA, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

10.35	Amended and Restated Credit Agreement dated as of December 20, 2007 by and among the registrant, Mylan Luxembourg 5 S.à.r.l., certain lenders and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 27, 2007, and incorporated herein by reference.

10.36	Separation Agreement and Release dated February 20, 2009, by and between the registrant and Edward J. Borkowski, filed as Exhibit 10.36 to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

Mylan Inc.
by	/s/ EDWARD J. BORKOSKI
Edward J. Borkowski
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.