Form 10-Q
period 2009-03-31
MYLAN INC.
filed 2009-05-07
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	May 1, 2009

$0.50 par value	305,043,099

*	The registrant has not yet been phased into the interactive data requirements.

MYLAN INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
March 31, 2009

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2009	2008
	(Unaudited; in thousands, except per share amounts)

Revenues:
Net revenues	$1,168,362	$1,062,413
Other revenues	41,555	12,048

Total revenues	1,209,917	1,074,461
Cost of sales	684,184	724,240

Gross profit	525,733	350,221

Operating expenses:
Research and development	58,836	83,844
Impairment loss on goodwill	—	385,000
Selling, general and administrative	239,556	252,913

Total operating expenses	298,392	721,757

Earnings (loss) from operations	227,341	(371,536)
Interest expense	85,002	96,479
Other income, net	4,189	6,961

Earnings (loss) before income taxes and noncontrolling interest	146,528	(461,054)
Income tax provision (benefit)	37,454	(47,121)

Net earnings (loss)	109,074	(413,933)
Net (earnings) loss attributable to the noncontrolling interest	(3,016)	2,042

Net earnings (loss) attributable to Mylan Inc. before preferred dividends	106,058	(411,891)
Preferred dividends	34,759	34,718

Net earnings (loss) attributable to Mylan Inc. common shareholders	$71,299	$(446,609)

Earnings (loss) per common share attributable to Mylan Inc. common shareholders:
Basic	$0.23	$(1.47)

Diluted	$0.23	$(1.47)

Weighted average common shares outstanding:
Basic	304,578	304,181

Diluted	458,049	304,181

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited; in thousands,
	except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$453,062	$557,147
Restricted cash	40,021	40,309
Available-for-sale securities	40,371	42,260
Accounts receivable, net	1,080,319	1,164,613
Inventories	1,018,603	1,065,990
Deferred income tax benefit	165,536	199,278
Prepaid expenses and other current assets	114,340	105,076

Total current assets	2,912,252	3,174,673
Property, plant and equipment, net	1,042,055	1,063,996
Intangible assets, net	2,313,960	2,453,161
Goodwill	2,995,642	3,161,580
Deferred income tax benefit	23,194	16,493
Other assets	609,541	539,956

Total assets	$9,896,644	$10,409,859

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$440,701	$498,815
Short-term borrowings	139,224	151,109
Income taxes payable	48,100	92,158
Current portion of long-term debt and other long-term obligations	6,432	5,099
Deferred income tax liability	1,735	1,935
Other current liabilities	703,791	795,534

Total current liabilities	1,339,983	1,544,650
Long-term debt	4,964,569	5,078,937
Other long-term obligations	408,171	422,052
Deferred income tax liability	534,693	577,379

Total liabilities	7,247,416	7,623,018

Equity
Mylan Inc. shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000
Shares issued: 2,139,000	1,070	1,070
Common stock — par value $0.50 per share
Shares authorized: 600,000,000
Shares issued: 395,420,895 and 395,368,062 as of March 31, 2009 and December 31, 2008	197,710	197,684
Additional paid-in capital	3,960,071	3,955,725
Retained earnings	637,893	566,594
Accumulated other comprehensive loss	(599,401)	(380,802)

	4,197,343	4,340,271

Noncontrolling interest	31,450	29,108

Less treasury stock — at cost
Shares: 90,476,622 and 90,635,441 as of March 31, 2009
and December 31, 2008	1,579,565	1,582,538

Total equity	2,649,228	2,786,841

Total liabilities and equity	$9,896,644	$10,409,859

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited; in thousands)

Cash flows from operating activities:
Net earnings (loss)	$109,074	$(413,933)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	94,637	110,510
Stock-based compensation expense	8,405	6,802
Net earnings from equity method investees	(771)	(1,442)
Change in estimated sales allowances	11,507	(16,808)
Deferred income tax benefit	(23,469)	(219,092)
Impairment loss on goodwill	—	385,000
Other non-cash items	27,029	12,440
Changes in operating assets and liabilities:
Accounts receivable	42,188	60,499
Inventories	18,680	(38,471)
Trade accounts payable	(28,697)	(4,853)
Income taxes	(34,117)	135,162
Deferred revenue	(29,616)	360,411
Other operating assets and liabilities, net	(68,524)	(45,718)

Net cash provided by operating activities	126,326	330,507

Cash flows from investing activities:
Capital expenditures	(31,094)	(45,479)
Decrease (increase) in restricted cash	288	(40,000)
Purchase of available-for-sale securities	—	(16,374)
Proceeds from sale of available-for-sale securities	2,290	53,582
Other items, net	(1,085)	(3,343)

Net cash used in investing activities	(29,601)	(51,614)

Cash flows from financing activities:
Cash dividends paid	(34,759)	(33,219)
Change in short-term borrowings, net	(6,968)	14,256
Proceeds from long-term debt	—	7,761
Payment of long-term debt	(151,552)	(57,491)
Proceeds from exercise of stock options	509	238
Other items, net	846	13

Net cash used in financing activities	(191,924)	(68,442)

Effect on cash of changes in exchange rates	(8,886)	(2,102)

Net (decrease) increase in cash and cash equivalents	(104,085)	208,349
Cash and cash equivalents — beginning of period	557,147	484,202

Cash and cash equivalents — end of period	$453,062	$692,551

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“interim financial statements”) of Mylan Inc. and subsidiaries (“Mylan” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008.

The interim results of operations and interim cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

On March 26, 2009, the Company announced its plans to buy the remaining interest in Matrix Laboratories Limited (“Matrix”) from its minority shareholders pursuant to a voluntary delisting offer. Mylan owns approximately 71.2% of Matrix through a wholly-owned subsidiary and controls more than 76% of its voting rights. Mylan’s Board of Directors has approved an indicative acquisition price of up to 150 Rupees per share. Subsequent to March 31, 2009, the shareholders of Matrix Laboratories voted in favor of proceeding with the delisting offer. If Mylan acquires all remaining shares, the aggregate purchase price will total approximately $133.0 million. Mylan intends to fund the purchase using current cash balances. The acquisition and delisting is dependent upon Mylan accepting the exit price per share, which Mylan may accept or reject at its sole discretion, as well as the receipt of any statutory or regulatory approvals.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales when title and risk of loss pass to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the three-month period ended March 31, 2009. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $490.3 million and $496.5 million as of March 31, 2009 and December 31, 2008. Other current liabilities include $256.6 million and $238.9 million at March 31, 2009 and December 31, 2008, for certain rebates and other adjustments that are payable to indirect customers.

3.	Recent Accounting Pronouncements

On January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). Under the new rules, for convertible debt instruments (including the Company’s Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, entities now separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules, as they apply to the Company’s Senior Convertible Notes, is that the equity component is included in the additional paid-in capital section of shareholders’ equity on the Company’s consolidated balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense results through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over their term. FSP No. APB 14-1 requires retrospective application as disclosed below.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.

The Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2008, as originally reported and as adjusted for the adoption of FSP No. APB 14-1 and SFAS No. 160, are as follows:

	Three Months Ended
	March 31,
	2008	2008
		As Adjusted
	(In thousands, except per share amounts)

Interest expense	$90,747	$96,479
Loss before income taxes and noncontrolling interest	(455,322)	(461,054)
Income tax benefit	(44,105)	(47,121)
Net loss	(411,217)	(413,933)
Net loss attributable to the noncontrolling interest	2,042	2,042
Net loss attributable to Mylan Inc. common shareholders	(443,893)	(446,609)
Loss per common share attributable to Mylan Inc.:
Basic	$(1.46)	$(1.47)

Diluted	$(1.46)	$(1.47)

Weighted average common shares outstanding:
Basic	304,181	304,181

Diluted	304,181	304,181

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company’s Condensed Consolidated Balance Sheet as originally reported and as adjusted for the adoption of FSP No. APB 14-1 and SFAS 160, are as follows:

	December 31, 2008	December 31, 2008
		As Adjusted
	(In thousands)

Liabilities and equity
Liabilities
Long-term debt	$5,165,419	$5,078,937
Deferred income tax liability	545,121	577,379
Total liabilities	7,677,242	7,623,018
Minority interest	29,108	—
Equity
Mylan Inc. shareholders’ equity
Additional paid-in capital	3,873,743	3,955,725
Retained earnings	594,352	566,594
Noncontrolling interest	—	29,108
Total equity	2,703,509	2,786,841

4.	Impairment of Long-lived Assets Including Goodwill

On February 27, 2008, the Company announced that it was reviewing strategic alternatives for its specialty business, Dey, L.P. (“Dey”), including the potential sale of the business. This decision was based upon several factors, including a strategic review of the business, the expected performance of the Perforomist® product, where anticipated growth was determined to be slower than expected and the timeframe to reach peak sales was determined to be longer than was originally anticipated.

As a result of the Company’s ongoing review of strategic alternatives, the Company determined that it was more likely than not that the business would be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Accordingly, a recoverability test of Dey’s long-lived assets was performed during the three months ended March 31, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company included both cash flow projections and estimated proceeds from the eventual disposition of the long-lived assets. The estimated undiscounted future cash flows exceeded the book values of the long-lived assets and, as a result, no impairment charge was recorded.

Upon the closing of the former Merck Generics business transaction, Dey was defined as the Specialty Segment under the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Dey is also considered a reporting unit under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Upon closing of the transaction, the Company allocated $711.2 million of goodwill to Dey.

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

Based on the SFAS No. 142 “step one” analysis that was performed for Dey, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for Dey, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value to the net assets. Based on the second step analysis, the Company concluded that $385.0 million of the goodwill recorded at Dey was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $385.0 million during the three months ended March 31, 2008, which represented the Company’s best estimate as of March 31, 2008. The allocation discussed above was performed only for purposes of assessing goodwill for impairment; accordingly, Mylan did not adjust the net book value of the assets and liabilities on the Company’s Condensed Consolidated Balance Sheet, other than goodwill, as a result of this process.

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

The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also required the Company to make significant estimates and assumptions. The hypothetical allocation required several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit.

In September 2008, following the completion of the comprehensive review of strategic alternatives for Dey, the Company announced its decision to retain the Dey business. This decision included a plan to realign the business, including positioning the Company to divest Dey’s current facilities over the next two years. As a result, the Company expects to incur severance and other exit costs (see Note 13). In addition, the comprehensive review resulted in the impairment of certain non-core, insignificant, third-party products in December 2008.

5.	Stock-Based Incentive Plan

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

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at December 31, 2008	23,423,041	$15.32
Options granted	2,344,229	12.49
Options exercised	(63,072)	10.45
Options forfeited	(229,574)	14.49

Outstanding at March 31, 2009	25,474,624	$15.08

Vested and expected to vest at March 31, 2009	24,150,735	$15.11

Options exercisable at March 31, 2009	16,198,069	$15.66

As of March 31, 2009, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.06 years, 5.94 years and 4.58 years, respectively. Also at March 31, 2009, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $19.0 million, $18.1 million and $11.4 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of March 31, 2009 and the changes during the three-month period ended March 31, 2009, are presented below:

	Number of	Weighted Average
	Restricted	Grant-Date
Restricted Stock Awards	Stock Awards	Fair Value per Share

Nonvested at December 31, 2008	2,543,348	$13.46
Granted	786,302	12.66
Released	(396,520)	15.42
Forfeited	(55,212)	12.30

Nonvested at March 31, 2009	2,877,918	$13.01

As of March 31, 2009, the Company had $49.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.83 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the three months ended March 31, 2009 and March 31, 2008 was $5.5 million and $1.7 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Balance Sheet Components

Selected balance sheet components consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)

Inventories:
Raw materials	$242,861	$273,232
Work in process	141,233	157,473
Finished goods	634,509	635,285

	$1,018,603	$1,065,990

Property, plant and equipment:
Land and improvements	$59,603	$56,945
Buildings and improvements	584,811	577,182
Machinery and equipment	1,018,172	1,012,748
Construction in progress	92,051	110,721

	1,754,637	1,757,596
Less accumulated depreciation	712,582	693,600

	$1,042,055	$1,063,996

Other current liabilities:
Payroll and employee benefit plan accruals	$135,702	$181,316
Accrued rebates	256,594	238,886
Fair value of financial instruments	81,658	91,797
Legal and professional accruals	54,008	71,813
Restructuring reserves	75,285	75,100
Other	100,544	136,622

	$703,791	$795,534

7.	Earnings (Loss) per Common Share attributable to Mylan Inc.

Basic earnings (loss) per common share is computed by dividing net earnings (loss) attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutable securities or instruments, if the impact is dilutive.

With respect to the Company’s convertible preferred stock, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock is convertible into between 125,234,172 shares and 152,785,775 shares of our common stock, subject to anti-dilution adjustments, depending on the average stock price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. For the three-month period ended March 31, 2009, the if-converted method was dilutive and therefore included in the computation of diluted earnings per share. Under the provisions of the if-converted method, the preferred stock is assumed to be converted and included in the denominator and the preferred share dividend is added back to the numerator. For the three-month period ended March 31, 2008, the if-converted

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

method, assuming the preferred stock conversion would have been anti-dilutive and, as such, was not assumed in the computation of diluted earnings per share.

Basic and diluted earnings (loss) per common share attributable to Mylan Inc. is calculated as follows:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)

Basic earnings (loss) attributable to Mylan Inc. common shareholders (numerator):
Net earnings (loss) attributable to Mylan Inc. before preferred dividends	$106,058	$(411,891)
Less: Preferred dividends	(34,759)	(34,718)

Net earnings (loss) attributable to Mylan Inc. common shareholders	$71,299	$(446,609)

Shares (denominator):
Weighted average shares outstanding	304,578	304,181

Basic earnings (loss) per common share attributable to Mylan Inc.	$0.23	$(1.47)

Diluted earnings (loss) attributable to Mylan Inc. common shareholders (numerator):
Net earnings (loss) attributable to Mylan Inc. common shareholders	$71,299	$(446,609)
Add: Preferred dividends	34,759	—

Earnings (loss) attributable to Mylan Inc. common shareholders and assumed conversions	$106,058	$(446,609)

Shares (denominator):
Stock-based awards	685	—
Preferred stock conversion	152,786	—

Total dilutive shares outstanding assuming conversion	458,049	304,181

Diluted earnings (loss) per common share attributable to Mylan Inc.	$0.23	$(1.47)

Additional stock options or restricted stock awards representing 21.6 million and 18.9 million shares were outstanding for the three months ended March 31, 2009 and 2008, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

During the three months ended March 31, 2009, the Company paid dividends of $34.8 million on the preferred stock. On April 16, 2009, the Company announced that a quarterly dividend of $16.25 per share was declared (based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share) payable on May 15, 2009, to the holders of preferred stock of record as of May 1, 2009.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2008 to March 31, 2009 is as follows:

Total
(In thousands)

Goodwill balance at December 31, 2008	$3,161,580
Foreign currency translation	(165,938)

Goodwill balance at March 31, 2009	$2,995,642

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
	(Dollars in thousands)

March 31, 2009
Amortized intangible assets:
Patents and technologies	20	$118,926	$73,137	$45,789
Product rights and licenses	10	2,637,587	488,412	2,149,175
Other	8	154,629	35,633	118,996

		$2,911,142	$597,182	$2,313,960

December 31, 2008
Amortized intangible assets:
Patents and technologies	20	$118,926	$71,631	$47,295
Product rights and licenses	10	2,738,191	433,169	2,305,022
Other	8	129,563	28,719	100,844

		$2,986,680	$533,519	$2,453,161

Amortization expense, which is classified within cost of sales on the Company’s Condensed Consolidated Statements of Operations, for the three months ended March 31, 2009 and 2008 was $64.9 million and $76.8 million, and is expected to be $141.6 million for the remainder of 2009, and $253.1 million, $246.4 million, $241.3 million, and $235.0 million for the years ended December 31, 2010 through 2013, respectively.

9.	Financial Instruments and Risk Management

Financial Risks

The Company is exposed to certain financial risks relating to its ongoing business operations. The primary financial risks that are managed by using derivative instruments are interest rate risk, equity risk and foreign currency risk.

In order to manage foreign currency risk, Mylan enters into foreign exchange forward contracts to mitigate risk associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities. The foreign exchange forward contracts are measured at fair value and reported as current assets or current liabilities on the consolidated balance sheet. Any gains (losses) on the foreign exchange forward contracts are recognized in earnings in the period incurred in the statement of operations.

The Company has €754.5 ($999.8) million of borrowings under the Senior Credit Agreement that are designated as a hedge of our net investment in certain Euro-functional currency subsidiaries. In accordance with SFAS No. 52, Foreign Currency Translation, and SFAS No. 133, Accounting for Derivative Instruments and

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedging Activities (“SFAS No. 133”), borrowings designated as hedges of net investments are measured at fair value using the current spot exchange rate at the end of the period with gains and losses included in the foreign currency translation adjustment component of other comprehensive loss on the balance sheet until the sale or substantial liquidation of the underlying net investments.

The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s floating-rate debt. These interest rate swaps are designated as cash flow hedges in accordance with SFAS No. 133. The Company’s interest rate swaps fix the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans and Euro Tranche B Term Loans under the Senior Credit Agreement. In accordance with SFAS No. 133, derivative contracts designated as hedges to manage interest rate risk are measured at fair value and reported as current assets or current liabilities on the consolidated balance sheet. Any changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the offset. Any ineffectiveness in a hedging relationship is recognized immediately in earnings in the consolidated statement of operations. As of March 31, 2009, the total notional amount of the Company’s floating-rate debt interest rate swaps was $2.3 billion.

Certain derivative contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features which would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2009, is $72.4 million. The Company is not subject to any obligations to post collateral under derivative contracts.

In September 2008, the Company issued $575.0 million Cash Convertible Notes whereby holders may convert their Notes subject to certain conversion provisions determined by a) the market price of the Company’s common stock, b) specified distributions to common shareholders, c) a fundamental change, as defined in the purchase agreement, or d) certain time periods specified in the purchase agreement. The conversion feature can only be settled in cash and therefore it is bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the cash conversion feature, the Company entered into a convertible note hedge with certain counterparties. Both the cash conversion feature and the purchased convertible note hedge are measured at fair value with gains and losses recorded in the Company’s consolidated statement of operations. Also, in conjunction with the issuance of the Cash Convertible Notes, the Company entered into several warrant transactions with certain counterparties. The warrants meet the definition of derivatives under SFAS No. 133; however, because these instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, and have been recorded in shareholders’ equity in the Company’s consolidated balance sheet (as determined by EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and EITF No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock)), the instruments are exempt from the scope of SFAS No. 133 and are not subject to the fair value provisions of that standard.

The Company’s most significant credit exposure arises from the purchased bond hedge on our Cash Convertible Notes. At March 31, 2009, the bond hedge had a total fair value of $314.1 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below specified thresholds. Eligible collateral is comprised of a wide range of financial securities with a valuation percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Derivatives Designated as Hedging Instruments under SFAS No. 133
Fair Values of Derivative Instruments

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other current liabilities	$72,368	Other current liabilities	$72,395
Foreign currency borrowings	Long-term debt	999,766	Long-term debt	1,128,267

Total		$1,072,134		$1,200,662

Derivatives Not Designated as Hedging Instruments under SFAS No. 133
Fair Values of Derivative Instruments

	Asset Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$15,772	Prepaid expenses and other current assets	$14,632
Purchased cash convertible note hedge	Other assets	314,100	Other assets	235,750

Total		$329,872		$250,382

	Liability Derivatives
	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Foreign currency forward contracts	Other current liabilities	$9,290	Other current liabilities	$19,402
Cash conversion feature of Cash Convertible Notes	Long-term debt	314,100	Long-term debt	235,750

Total		$323,390		$255,152

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2009
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships

Amount of Gain
or (Loss) Recognized
in OCI on Derivative
(Effective Portion)
March 31, 2009
(In thousands)

Interest rate swaps	$10

Total	$10

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Location of Gain or	Amount of Gain
(Loss) Reclassified	or (Loss) Reclassified
from Accumulated OCI	from Accumulated OCI into
into Earnings	Earnings (Effective Portion)
(Effective Portion)	March 31, 2009
(In thousands)

Interest expense	$(9,180)

Total	$(9,180)

There was no gain or loss recognized into earnings on derivatives with cash flow hedging relationships for ineffectiveness during the three months ended March 31, 2009.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2009
Derivatives in SFAS No. 133 Net Investment Hedging Relationships

Amount of Gain
or (Loss) Recognized
in OCI on Derivative
(Effective Portion)
March 31, 2009
(In thousands)

Foreign currency borrowings	$(33,295)

Total	$(33,295)

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the three months ended March 31, 2009.

The Effect of Derivative Instruments on the Statement of Operations for the Three Months Ended March 31, 2009
Derivatives Not Designated as Hedging Instruments under SFAS No. 133

		Amount of Gain or (Loss)
	Location of Gain or	Recognized
	(Loss) Recognized in	in Earnings on Derivatives
	Earnings on Derivatives	March 31, 2009
	(In thousands)

Foreign currency forward contracts	Other income, net	$7,920
Cash conversion feature of cash convertible notes	Other income, net	(78,350)
Purchased cash convertible note hedge	Other income, net	78,350

Total		$7,920

Fair Value Measurement

As defined in SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Financial assets and liabilities carried at fair value as of March 31, 2009 are classified in the table below in one of the three categories described above:

Financial Assets

	Level 1	Level 2	Level 3(2)	Total
	(In thousands)

Available-for-sale fixed income investments	$—	$30,053	$—	$30,053
Available-for-sale equity securities	1,243	—	—	1,243
Foreign exchange derivative assets	—	15,772	—	15,772
Purchased cash convertible note hedge	—	314,100	—	314,100
Auction rate securities	—	—	9,075	9,075

Total assets at fair value(1)	$1,243	$359,925	$9,075	$370,243

Financial Liabilities

	Level 1	Level 2	Level 3(2)	Total
	(In thousands)

Foreign exchange derivative liabilities	$—	$9,290	$—	$9,290
Interest rate swap derivative liabilities	—	72,368	—	72,368
Cash conversion feature of cash convertible notes	—	314,100	—	314,100

Total liabilities at fair value(1)	$—	$395,758	$—	$395,758

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

(2)	There have been no changes to the fair value of these securities since the period ended December 31, 2008.

Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values. The Company has approximately $9.1 million in ARS, which were subject to a failed auction in May 2008. These ARS continue to pay interest according to their terms. The securities were issued by a state educational loan authority and are backed by student loans. The state educational loan authority has requested and received required consent from bondholders to amend the existing indentures governing the securities to add a call provision, which permits the securities to be called at par after August 1, 2008. This amendment was subsequently approved by the bondholders. The Company does not believe these securities are subject to any other than temporary impairment as the Company has the intent and the ability to hold these securities until maturity or until called.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Municipal bonds — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Other available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Equity Securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR yield curve at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2009, that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2009 that would reduce the receivable amount owed, if any, to the Company.

•	Cash Conversion Feature of Cash Convertible Notes and Purchased Convertible Note Hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the Purchased Convertible Note Hedge are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2009, that would reduce the receivable amount owed, if any, to the Company.

10.	Long-Term Debt

A summary of long-term debt at March 31, 2009 and December 31, 2008 is as follows:

	March 31, 2009	December 31, 2008
	(In thousands)

U.S. Tranche A Term Loans(A)	$218,750	$265,625
Euro Tranche A Term Loans(A)	325,010	413,684
U.S. Tranche B Term Loans(A)	2,479,320	2,504,880
Euro Tranche B Term Loans(A)	674,756	714,583
Senior Convertible Notes(B)	519,541	513,518
Cash Convertible Notes(C)	737,124	655,442
Other	13,321	14,586

	$4,967,822	$5,082,318
Less: Current portion	3,253	3,381

Total long-term debt	$4,964,569	$5,078,937

(A)	The March 31, 2009 payments due under the Senior Credit Agreement were paid in December 2008. During the three months ended March 31, 2009, the Company prepaid the 2010 payments due under the Senior Credit Agreement, as follows: $46.9 million on the U.S. Tranche A Term loans, €52.6 ($71.2) million on the Euro Tranche A Term Loans, $25.6 million on the U.S. Tranche B Term Loans, and €5.3 ($7.1) million on the Euro Tranche B Term Loans.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(B)	At March 31, 2009, the $519.5 million of debt is net of a $80.5 million discount. During the three months ended March 31, 2009, the Company recognized non-cash interest expense of $6.0 million thereby reducing the debt discount from December 31, 2008. At December 31, 2008, the $513.5 million debt is net of a $86.5 million discount.

(C)	At March 31, 2009, the $737.1 million consists of $423.0 million of debt ($575.0 million face amount, net of $152.0 million discount) and a liability with a fair value of $314.1 million related to the bifurcated conversion feature. The purchased call options are assets recorded at their fair value of $314.1 million within other assets in the Condensed Consolidated Balance Sheet at March 31, 2009. At December 31, 2008, the $655.4 million consisted of $419.7 million of debt ($575.0 million face amount, net of $155.3 million discount) and a liability with a fair value of $235.8 million related to the bifurcated conversion feature. The purchased call options are assets recorded at their fair value of $235.8 million within other assets in the Condensed Consolidated Balance Sheet at December 31, 2008.

Details of the interest rates in effect at March 31, 2009 and December 31, 2008, on the outstanding borrowings under the Term Loans are in the table below:

	March 31, 2009
	Outstanding	Basis	Rate
	(In thousands, except interest rates)

U.S. Tranche A Term Loans	$218,750	LIBOR + 3%	3.56%
Euro Tranche A Term Loans	$325,010	EURIBO + 3%	4.15%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010(1)(2)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	479,320	LIBOR + 3.25%	3.81%

Total U.S. Tranche B Term Loans	$2,479,320
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$265,006	Fixed	5.38%
Floating Rate	409,750	EURIBO + 3.25%	4.40%

Total Euro Tranche B Term Loans	$674,756

	December 31, 2008
	Outstanding	Basis	Rate
	(In thousands, except interest rates)

U.S. Tranche A Term Loans	$265,625	LIBOR + 3%	6.50%
Euro Tranche A Term Loans	$413,684	EURIBO + 3%	7.86%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010(1)(2)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	504,880	LIBOR + 3.25%	5.79%

Total U.S. Tranche B Term Loans	$2,504,880
Euro Tranche B Term Loans	$714,583	EURIBO + 3.25%	8.11%

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement.

(2)	This interest rate swap has been extended to March 2012 at a rate of 5.38%, effective March 2010.

At March 31, 2009 and December 31, 2008, the fair value of the Senior Convertible Notes was approximately $517.8 million and $444.0 million. At March 31, 2009 and December 31, 2008, the fair value of the Cash Convertible Notes was approximately $648.3 million and $524.4 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at March 31, 2009 are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
	(In thousands)

2009	$—	$—	$—	$—	$—	$—	$—
2010	—	—	—	—	—	—	—
2011	62,500	92,854	25,560	6,956	—	—	187,870
2012	78,125	116,078	25,560	6,956	519,541	—	746,260
2013	78,125	116,078	25,560	6,956	—	—	226,719
2014	—	—	2,402,640	653,888	—	—	3,056,528
Thereafter	—	—	—	—	—	737,124	737,124

Total	$218,750	$325,010	$2,479,320	$674,756	$519,541	$737,124	$4,954,501

11.	Comprehensive Loss

Comprehensive loss consist of the following:

	Three Months Ended March 31,
	2009		2008
	(In thousands)

Net earnings (loss)		$109,074		$(413,933)
Other comprehensive (loss) earnings, net of tax:
Foreign currency translation adjustments		(218,929)		221,365
Change in unrecognized (losses) gains and prior service cost
related to post-retirement plans		(60)		389
Net unrecognized gain (loss) on derivatives		10		(24,765)
Unrealized gains on available-for-sale securities
Net unrealized gains on available-for-sale securities	152		395
Less: Reclassification for gains included in net earnings	115	267	26	421

Total other comprehensive (loss) earnings, net of tax:		(218,712)		197,410

Comprehensive loss		(109,638)		(216,523)
Comprehensive (earnings) loss attributable to the noncontrolling interest		(2,903)		2,042

Comprehensive loss attributable to Mylan Inc.		$(112,541)		$(214,481)

Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	March 31, 2009	December 31, 2008
	(In thousands)

Net unrealized gain in available-for-sale securities	$358	$91
Change in unrecognized losses and prior service cost related
to post-retirement plans	(9,044)	(8,984)
Net unrecognized losses on derivatives	(45,405)	(45,415)
Foreign currency translation adjustments	(545,310)	(326,494)

Accumulated other comprehensive loss	$(599,401)	$(380,802)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Segment Information

Mylan has three reportable segments, the “Generics Segment,” the “Specialty Segment” and the “Matrix Segment”. The Generics Segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form. The Specialty Segment engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. The Matrix Segment engages mainly in the manufacture and sale of active pharmaceutical ingredients (“API”) and finished dosage form (“FDF”) pharmaceutical products in tablet form and the distribution of certain branded generic products. Additionally, certain general and administrative expenses, as well as litigation settlements, non-cash impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other.

The Company’s chief operating decision maker evaluates the performance of its reportable segments based on total revenues and segment profitability. For the Generics, Specialty, and Matrix Segments, segment profitability represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses. Amortization of intangible assets, and other purchase accounting related items including the inventory step-up, as well as any non-cash impairment charges and other significant, non-recurring items (such as the revenue related to the sale of Bystolic product rights in 2008), are excluded from segment profitability. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008. Intersegment revenues are accounted for at current market values.

The table below presents segment information for the periods identified and provides a reconciliation of segment information to total consolidated information.

	Generics	Specialty	Matrix	Corporate/
Three Months Ended March 31, 2009	Segment	Segment	Segment	Other(1)	Consolidated
	(In thousands)

Total revenues
Third party	$1,027,892	$79,396	$102,629	$—	$1,209,917
Intersegment	13	4,330	23,332	(27,675)	—

Total	$1,027,905	$83,726	$125,961	$(27,675)	$1,209,917

Segment profitability	$356,607	$1,900	$22,739	$(153,905)	$227,341

	Generics	Specialty	Matrix	Corporate/
Three Months Ended March 31, 2008	Segment	Segment	Segment	Other(1)	Consolidated

Total revenues
Third party	$906,430	$77,140	$87,631	$3,260	$1,074,461
Intersegment	257	12,328	15,787	(28,372)	—

Total	$906,687	$89,468	$103,418	$(25,112)	$1,074,461

Segment profitability	$192,896	$2,529	$3,618	$(570,579)	$(371,536)

(1)	Includes certain corporate general and administrative expenses; litigation settlements; intercompany eliminations; revenue related to the 2008 sale of Bystolic product rights; amortization of intangible assets and certain purchase-accounting items (such as the inventory step-up); non-cash impairment charges; and other expenses not directly attributable to segments.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13.	Restructuring

Included in other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2009, are restructuring reserves totaling $75.3 million. Of this amount, $62.3 million relates to certain estimated exit costs associated with the acquisition of the former Merck Generics business, and the remainder relates to the Company’s intention to restructure certain other activities and incur certain related exit costs.

The plans related to the exit activities associated with the former Merck Generics business were finalized during calendar year 2008. During the quarter ended March 31, 2009, payments of $4.3 million were made against the reserve, of which $2.5 million were severance costs and the remaining $1.8 million were other exit costs. Of the remaining accrual, approximately $24.1 million relates to additional severance and related costs, $31.7 million relates to costs associated with the previously announced rationalization and optimization of the Company’s global manufacturing and research and development platforms, and the remainder consists of other exit costs.

In addition to the activities associated with the acquisition of the former Merck Generics business, the Company has announced its intent to restructure certain activities and incur certain related exit costs, including costs related to the realignment of the Dey business and the right-sizing of the Company’s sales force in certain markets outside of the U.S. Accordingly, the Company has recorded a reserve for such activities, of which approximately $13.0 million remains at March 31, 2009. During the quarter ended March 31, 2009, the Company recorded restructuring charges of approximately $7.2 million, nearly all of which relates to severance and related costs. Of this amount, $5.8 million was charged to selling, general and administrative expense with the remainder to cost of sales. Spending during the quarter, primarily related to severance, amounted to approximately $2.3 million. Of the accrual balance at March 31, 2009, $8.8 million is recorded in the Specialty Segment with the remainder in the Generics Segment.

As finalization of these plans is still in progress, the Company has not yet estimated the total amount expected to be incurred in connection with such activities. However, Mylan expects that the majority of such costs will relate to one-time termination benefits and certain asset write-downs, which could be significant.

14.	Shareholders’ Equity

A summary of the change in shareholders’ equity for the three months ended March 31, 2009 and 2008, is as follows:

	Total Mylan Inc.	Noncontrolling
(In thousands)	Shareholders’ Equity	Interest	Total

December 31, 2008	$2,757,733	$29,108	$2,786,841
Net earnings	106,058	3,016	109,074
Other comprehensive loss	(218,599)	(113)	(218,712)
Dividends paid on preferred stock	(34,759)	—	(34,759)
Stock option activity	509	—	509
Stock compensation expense	8,405	—	8,405
Other	(1,569)	(561)	(2,130)

March 31, 2009	$2,617,778	$31,450	$2,649,228

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Mylan Inc.	Noncontrolling
(In thousands)	Shareholders’ Equity	Interest	Total

December 31, 2007	$3,464,151	$34,325	$3,498,476
Net loss	(411,891)	(2,042)	(413,933)
Other comprehensive loss	197,410	—	197,410
Dividends paid on preferred stock	(34,718)	—	(34,718)
Stock option activity	238	—	238
Stock compensation expense	6,802	—	6,802
Other	70	176	246

March 31, 2008	$3,222,062	$32,459	$3,254,521

15.	Contingencies

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $9.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit. The appeals have been held in abeyance pending a ruling on the motion for prejudgment interest. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Consolidated Balance Sheet as of March 31, 2009) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement. On October 27, 2008, a U.S. magistrate judge issued a report recommending the granting of plaintiffs’ motion for prejudgment interest. The report also recommends requiring the surety bond amount to be increased to include prejudgment interest. Mylan has submitted objections to the magistrate judge’s recommendations and now pending is the district court’s

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

determination of whether to accept or reject those recommendations. If the magistrate’s recommendations on prejudgment interest are accepted, Mylan intends to contest these rulings as part of its pending appeal.

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

Beginning in September 2003, Mylan, MPI and/or UDL, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters Mylan, MPI and/or UDL have either moved to dismiss the complaints or have answered the complaints denying liability. Mylan and its subsidiaries intend to defend each of these actions vigorously.

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

Dey is a defendant currently in lawsuits brought by the state AGs of Arizona, California, Florida, Illinois, Iowa, Kansas, Kentucky, Pennsylvania, South Carolina (on behalf of the state and the state health plan), Utah and Wisconsin and the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of most of these class actions, which has been preliminarily approved by the court. Additionally, the U.S. federal government filed a claim against Dey in August 2006. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey. Dey intends to defend each of these actions vigorously. In conjunction with the acquisition of the former Merck Generics business by Mylan, Mylan is entitled to indemnification by Merck KGaA for these Dey pricing related suits.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending, with the exception of the third-party payor action, in which Mylan’s response to the complaint is not due until the motions filed in the other cases have been decided. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan is cooperating fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Levetiracetam

By letter dated November 19, 2007, Mylan was notified by the FTC of an investigation brought against Mylan and Dr. Reddy’s Laboratories, Inc. by UCB Society Anonyme and UCB Pharma, Inc. relating to the settlement in October 2007 of the levetiracetam patent litigation. In its letter, the FTC requested certain information from Mylan pertaining to the litigation and the settlement. On April 9, 2008, the FTC issued a civil investigative demand requesting additional information from Mylan relating to the investigation. Mylan cooperated fully with the government’s investigation and complied with all requests for information. By letter dated March 10, 2009, the FTC notified Mylan that it has closed its investigation and that it intends to take no additional action at this time.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. To date, approximately 325 lawsuits have been filed against Mylan, UDL and Actavis pertaining to the recall. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on our financial position and results of operations.

Pioglitazone

On February 21, 2006, a district court in the United States District Court for the Southern District of New York held that Mylan, MPI and UDL’s pioglitazone abbreviated new drug application (“ANDA”) product infringed a patent asserted against them by Takeda Pharmaceuticals North America, Inc. and Takeda Chemical Industries, Ltd (“Takeda”) and that the patent was enforceable. That same court also held that Alphapharm Pty, Ltd and Genpharm ULC’s pioglitazone ANDA product infringed the Takeda patent and that the patent was valid. Subsequently, the district court granted Takeda’s motion to find the cases to be exceptional and to award attorneys fees and costs in the amounts of $11.4 million from Mylan and $5.4 million from Alphapharm/Genpharm, with interest. Mylan and Alphapharm/Genpharm both separately appealed the underlying patent validity and enforceability determinations and the exceptional case findings to the Court of Appeals for the Federal Circuit, but the findings were affirmed. Although the required amounts were paid in 2009, Mylan and Alphapharm/Genpharm intend to continue to challenge the exceptional case findings by filing petitions for writ of certiorari with the United States Supreme Court.

Litigation related to the former Merck Generics Business

Generics [UK] Ltd. was accused of having been involved in pricing agreements pertaining to certain drugs during the years 1996 to 2000. Generics [UK] Ltd. was able to settle civil claims for damages brought by the National Health Service in England, and Wales, and health authorities in Scotland and Northern Ireland out of court, without any admission of liability. In addition to these civil claims, in 2006 criminal proceedings were filed in Southwark Crown Court against Generics [UK] Ltd. and other companies, as well as against a number of individuals who were alleged to be responsible for decision making in the companies. In early 2008, the House of Lords ruled that a price fixing cartel was not at the relevant times a criminal offense. The case was remanded back to the Crown Court for the prosecution to make an application to amend the indictment. On July 11, 2008, the Crown Court refused to allow the prosecution’s application, quashed the indictment and denied the prosecution’s application for permission to appeal. On July 17, 2008, the prosecution applied to the Court of Appeal (Criminal Division) for permission to appeal. On December 3, 2008, the Court of Appeal denied the prosecution’s application for permission to appeal. Accordingly, all civil and criminal proceedings relating to the above described pricing agreements have now been either terminated or resolved.

The Company has approximately $118.6 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $119.7 million in other assets.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the acquisition of the Merck Generics business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the results of operations and financial condition of Mylan Inc. and subsidiaries (the “Company,” “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Company’s other Securities and Exchange Commission filings and public disclosures.

This Form 10-Q may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-Q.

Executive Overview

Mylan is the world’s third largest producer of generic and specialty pharmaceuticals, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans more than 140 countries and territories. Employing approximately 15,000 people, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to customer service.

Through its controlling interest in Matrix Laboratories Limited (“Matrix”), Mylan has direct access to the third-largest active pharmaceutical ingredient (“API”) manufacturer in the world. This relationship makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain.

Mylan has three reportable segments: “Generics,” “Specialty” and “Matrix,” as determined in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company also reports in Corporate/Other certain general and administrative expenses; litigation settlements; amortization of intangible assets and certain purchase-accounting items (such as the inventory step-up); non-cash impairment charges; and other items not directly attributable to the segments. The measure of profitability used by the Company with respect to its segments is gross profit, less direct research and development (“R&D”) and direct selling, general and administrative (“SG&A”) expenses.

Acquisition of the Remaining Interest in Matrix Laboratories Limited

On March 26, 2009, the Company announced its plans to buy the remaining interest in Matrix Laboratories Limited (“Matrix”) from its minority shareholders pursuant to a voluntary delisting offer. Mylan owns approximately 71.2% of Matrix through a wholly-owned subsidiary and controls more than 76% of its voting rights. Mylan’s Board of Directors has approved an indicative acquisition price of up to 150 Rupees per share. Subsequent to March 31, 2009, the shareholders of Matrix Laboratories voted in favor of proceeding with the delisting offer. If Mylan acquires all remaining shares, the aggregate purchase price will total approximately $133.0 million. Mylan intends to fund the purchase using current cash balances. The acquisition and delisting is dependent upon Mylan accepting the exit price per share, which Mylan may accept or reject at its sole discretion, as well as the receipt of any statutory or regulatory approvals.

Financial Summary

Mylan’s financial results for the three months ended March 31, 2009, included total revenues of $1.21 billion compared to $1.07 billion for the three months ended March 31, 2008. This represents an increase in revenues of $135.5 million. Consolidated gross profit for the current quarter was $525.7 million compared to $350.2 million in the comparable prior year period, an increase of 50.1%. For the current quarter, operating earnings of $227.3 million were realized compared to an operating loss of $371.5 million for the three months ended March 31, 2008.

Net earnings attributable to Mylan Inc. before preferred dividends of $34.8 million for the current quarter were $106.1 million which translates into earnings per diluted share of $0.23. Including the preferred dividend, net earnings attributable to Mylan Inc. common shareholders for the current quarter were $71.3 million. In the same prior year period, the net loss attributable to Mylan Inc common shareholders was $446.6 million which translates into a loss per diluted common share of $1.47. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations”.

The comparability of results between the two periods is affected by the following items:

•	Charges consisting primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of the former Merck Generics business of $68.2 million (pre-tax) during the three months ended March 31, 2009, compared to $118.1 million (pre-tax) in the comparable prior year period; and

•	A non-cash impairment loss on the goodwill of the Specialty Segment of $385.0 million (pre-tax and after-tax) recorded during the three-months ended March 31, 2008.

Results of Operations

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.21 billion compared to $1.07 billion in the comparable prior year period. This represents an increase of $135.5 million or 13%. Net revenues increased $106.0 million, while other revenues increased $29.5 million. The increase in net revenues is due to higher third-party sales in all three of the Company’s segments. The Generics Segment accounted for the majority of the increase ($92.6 million) followed by the Matrix Segment ($14.3 million) and the Specialty Segment ($2.3 million). Foreign exchange translation had an unfavorable impact on total revenues of approximately 9%, due primarily to the strengthening of the U.S. Dollar in comparison to the functional currencies of Mylan’s other subsidiaries, primarily those in Europe, Australia and India. See below for a more detailed discussion of each segment.

The increase in other revenue in the current quarter was the result of approximately $26.0 million of incremental revenue resulting from the cancellation of product development agreements for which the revenue had been previously deferred. Prior to the termination of these agreements, Mylan had been amortizing the previously received non-refundable, upfront payments over a period of several years.

Gross profit for the three months ended March 31, 2009 was $525.7 million, and gross margins were 43.5%. For the three months ended March 31, 2008, gross profit was $350.2 million, and gross margins were 32.6%. Gross profit for the current quarter is impacted by certain purchase accounting related items recorded during the three months ended March 31, 2009, of approximately $68.2 million, which consisted primarily of incremental amortization related to purchased intangible assets and the inventory step-up associated with the acquisition of the former Merck Generics business. Excluding such items, gross margins would have been approximately 49.1%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $118.1 million. Excluding such items, gross margins in the prior year would have been approximately 43.6%. The increase in gross margins excluding purchase accounting related items is due primarily to the launch of new products in North America. During the current quarter, Mylan launched divalproex sodium extended-release (“divalproex ER”) tablets, the generic version of Abbott Laboratories’ Depakote® ER. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity, as is the case with divalproex ER, or where there is limited generic competition. In addition, increased margins from Matrix served to offset lower margins in Australia and certain European countries as a result of continued pricing pressure in those markets.

Generics Segment

For the current quarter, the Generics Segment reported total revenues of $1.03 billion. Generics Segment total revenues are derived from sales primarily in or from the U.S. and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”) and Australia, Japan and New Zealand (collectively, “Asia Pacific”).

Total revenues from North America were $586.0 million for the three-month period ended March 31, 2009, compared to $388.8 million for the three months ended March 31, 2008. Included in total revenues are other revenues of $36.7 million in the current quarter compared to $5.7 million in the prior year. As discussed above, this increase is the result of approximately $26.0 million of incremental revenue resulting from the cancellation of product development agreements.

North America net revenues were $549.4 million in the current quarter compared to $383.2 million in the prior year, an increase of $166.2 million or 43%. This increase is the result of revenue from new products and favorable volume, partially offset by unfavorable pricing. New products contributed net revenues of $185.2 million, the majority of which was divalproex ER and paroxetine extended-release.

Fentanyl, Mylan’s AB-rated generic alternative to Duragesic®, continued to contribute significantly to both revenue and gross profit despite the entrance into the market of additional generic competition. Sales of fentanyl have remained strong primarily due to Mylan’s ability to continue to be a stable and reliable source of supply to the market. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Competition on fentanyl in the future could have an unfavorable impact on pricing and market share.

Total revenues from EMEA were $332.9 million for the three-month period ended March 31, 2009, compared to $389.0 million for the comparable prior year period. Foreign currency translation had a negative impact on EMEA revenues of approximately 14%, mainly due to the strengthening of the U.S. Dollar in comparison to the Euro. Excluding the impact of foreign exchange, EMEA revenues were consistent from period to period.

Within EMEA, approximately 70% of net revenues are derived from the three largest markets: France, the U.K. and Germany. Increased revenues in France, driven mainly by new product launches, served to offset lower revenues in Germany. A number of markets in which we operate have implemented or may implement “tender systems” for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a negative impact on sales and gross profit in these markets. The German market is one that has begun to implement tender systems. Current quarter revenues in Germany were negatively impacted by the price reductions as a result of these tenders. Also contributing to EMEA’s total revenues in the current quarter are sales from the Central and Eastern European businesses acquired in June 2008.

Total revenues from Asia Pacific were $109.0 million for the three-month period ended March 31, 2009, compared to $128.9 million for the three months ended March 31, 2008, representing a decrease of $19.9 million or 15%. The majority of revenues from Asia Pacific are contributed by Alphapharm, Mylan’s Australian subsidiary, with the remainder comprised of sales in Japan and New Zealand.

The decrease in total revenues is due primarily to the unfavorable impact of foreign exchange, which reduced sales by approximately 12%, primarily as a result of the strengthening of the U.S. Dollar in comparison to the Australian Dollar. On a local currency basis, sales at Alphapharm declined as a result of the government mandated pricing reform that took place in calendar year 2008. The unfavorable impact on pricing as a result of the pricing reform was partially offset by increased volumes and new product launches. The decrease in revenues at Alphapharm was partially offset by an increase in revenues at Mylan’s Japanese subsidiary, driven by certain pro-generic measures implemented by the Japanese government.

Certain markets in which the Company does business have recently undergone government-imposed price reductions thereby increasing pricing pressures on pharmaceutical products. This is true in France and Australia, though this issue is not limited to solely these markets. Such measures, along with the tender systems discussed above, are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic substitution.

For the three months ended March 31, 2009, the segment profitability for the Generics Segment was $356.6 million compared to $192.9 million in the prior year comparable period. This increase is the result of higher revenues and gross profit, mainly from North America, as well as lower operating expenses as discussed below.

Specialty Segment

For the current quarter, the Specialty Segment reported total revenues of $83.7 million, of which $79.4 million represented third-party sales, compared to total revenues of $89.5 million in the same prior year period, of which $77.1 million represented third-party sales. The Specialty Segment consists of Dey, which focuses on the development, manufacturing and marketing of specialty pharmaceuticals in the respiratory and severe allergy markets. The most significant contributor to Specialty Segment revenues and profitability is EpiPen®, an epinephrine auto-injector, which is used in the treatment of severe allergies. EpiPen is the number one prescribed treatment for severe allergic reactions with a U.S market share of over 95%.

In addition to the continued strong sales of EpiPen, the increase in third-party revenues is due primarily to increased sales of Perforomist® Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease. Partially offsetting these increases was a decrease in DuoNeb® sales that resulted from additional competition following the loss of patent protection in late 2007. The additional competition not only affected Dey’s sales of the branded product, but also impacted the profit share received from sales of the licensed generic.

Segment profitability for the current quarter was $1.9 million compared to $2.5 million in the comparable three-month period. The current quarter includes restructuring charges of $3.1 million related to the Company’s planned realignment of the Dey business.

Matrix Segment

For the three months ended March 31, 2009, the Matrix Segment reported total revenues of $126.0 million, of which $102.6 million represented third-party sales compared to total revenues of $103.4 million, of which $87.6 million represented third party sales, during the prior year comparable period. Approximately 50% of the Matrix Segment’s third-party net revenues are derived from the sale of API and intermediates, and approximately 12% comes from its distribution business in Europe. The majority of the remainder came from sales of Matrix’s finished dose form (“FDF”) anti-retroviral (“ARV”) products, which was the primary driver of the increase in sales. Matrix launched its FDF business in late calendar year 2007. The 17% increase in third-party revenues is due primarily to the higher revenue from the sale of first-line ARV FDF products, which were launched subsequent to March 31, 2008, as well as a significant increase in second-line ARV FDFs. Foreign currency had an unfavorable impact on Matrix’s sales as a result of the strengthening of the U.S. Dollar against the Indian Rupee and the Euro. Excluding the effect of foreign exchange, third-party sales would have increased by 44%.

In addition to third party net revenue, Matrix realized other revenue of $18.6 million in the current quarter through intersegment product development agreements compared to $11.8 million in the same prior year period. Intersegment net revenue consists of API sales to the Generics Segment primarily in conjunction with Mylan’s vertical integration strategy.

Segment profitability for the Matrix Segment for the current quarter was $22.7 million compared to $3.6 million in the comparable three-month period. This increase is the result of increased revenue and gross profit, including the intersegment development agreements discussed previously, as operating expenses were consistent on a year over year basis.

Operating Expenses

R&D expense for the three months ended March 31, 2009, was $58.8 million compared to $83.8 million in the same prior year period, a decrease of $25.0 million. The decrease was primarily realized by the Generics Segment and is reflective of certain restructuring activities undertaken by the Company with respect to the previously announced rationalization and optimization of the global manufacturing and research and development platforms. Additionally, R&D expense was favorably impacted by foreign currency fluctuations and the timing of certain 2009 development projects.

SG&A expense for the current quarter was $239.6 million compared to $252.9 million for the same period in the prior year, a decrease of $13.3 million. This decrease is due primarily to lower costs associated with the integration of the former Merck Generics business, for which integration-related costs were much higher in the prior year. Additionally, certain headcount reductions done as part of the Company’s ongoing restructuring initiatives resulted in lower payroll and payroll related costs in certain regions of the world. Finally, SG&A expense was favorably impacted by foreign currency fluctuations.

Interest Expense

Interest expense for the three months ended March 31, 2009, totaled $85.0 million compared to $96.5 million for the three months ended March 31, 2008. The decrease is due to the reduction of our outstanding debt balance through repayments made in December 2008 and March 2009, as well as lower interest rates.

Other Income, net

Other income, net was $4.2 million in the current quarter compared to $7.0 million in the comparable three-month period. The decrease is primarily the result of lower interest and dividend income.

Income Tax Expense

The Company’s provision for income tax was an expense of $37.5 million for the three-month period ending March 31, 2009 compared to a benefit of $47.1 million in the comparable prior year quarter. The fluctuation in the tax provision is due to deductibility of certain carryovers, less anticipated losses of certain subsidiaries and less additions to tax contingency reserves than in the prior year. In the three-month period ending March 31, 2008, a larger operating loss was offset by the non-deductible impairment charge related to Dey.

The change to the FIN 48 reserve this quarter is not material.

Liquidity and Capital Resources

Cash flows from operating activities were $126.3 million for the three months ended March 31, 2009. The amount consists primarily of net earnings and non-cash addbacks for depreciation and amortization, partially offset by a decrease in cash from net changes in operating assets and liabilities. Within operating assets and liabilities, an increase in cash, generated primarily from the change in accounts receivable, net, was offset by decreases in cash primarily from changes in accounts payable and income taxes payable.

Accounts receivable decreased primarily due to the timing of the cash receipts and the issuance of credits against open receivable balances. The timing of payments made for accounts payable and income taxes is responsible for the change in those account balances.

Cash used in investing activities for the three months ended March 31, 2009 was $29.6 million, consisting primarily of capital expenditures. Such expenditures were incurred primarily for equipment, including with respect to the Company’s previously announced planned expansions and integration plans with respect to the acquisition of the former Merck Generics business.

Cash used in financing activities was $191.9 million for the three months ended March 31, 2009. Cash dividends of $34.8 million were paid on the Company’s 6.50% mandatory convertible preferred stock. Additionally, the Company made repayments on its long-term debt in the amount of $151.6 million. These payments represented the prepayment of amounts due in 2010 under the Company’s Senior Credit Agreement.

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

The Company’s Condensed Consolidated Balance Sheet as of March 31, 2009 includes restructuring reserves of $75.3 million. Spending against this balance, which consists primarily of severance and related costs and costs associated with the previously announced rationalization and optimization of the Company’s global manufacturing and research and development platforms, is expected to occur over the next two to three years.

Additionally, as finalization of these plans is still in progress, the Company has not yet estimated the total amount expected to be incurred in connection with such activities. However, Mylan expects that the majority of such costs will relate to one-time termination benefits and certain asset write-downs, which could be significant.

On February 17, 2009, Mylan’s Board of Directors unanimously approved an increase in the number of authorized shares of Mylan’s common stock from 600,000,000 to 1,500,000,000, and recommended that the shareholders of Mylan approve this increase at the May 7, 2009 scheduled shareholder’s meeting.

The Company is actively pursuing, and is currently involved in, joint projects related to the development, distribution and marketing of both generic and branded products. Many of these arrangements provide for payments to be made by the Company upon the attainment of specified milestones. While these arrangements help to reduce the financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in cash flows.

The Company is continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, the Company may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. As previously discussed, the Company has announced its plans to purchase the remaining interest in Matrix from its minority shareholders pursuant to a voluntary delisting offer. The aggregate purchase price, which, if Mylan acquires all remaining shares, will total approximately $133.0 million, will be funded using current cash balances. In addition, on an ongoing basis, the Company reviews its operations including the evaluation of potential divestures of products and businesses as part of its future strategy. Any divestitures could impact future liquidity.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at March 31, 2009, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
	(In thousands)

2009	$—	$—	$—	$—	$—	$—	$—
2010	—	—	—	—	—	—	—
2011	62,500	92,854	25,560	6,956	—	—	187,870
2012	78,125	116,078	25,560	6,956	519,541	—	746,260
2013	78,125	116,078	25,560	6,956	—	—	226,719
2014	—	—	2,402,640	653,888	—	—	3,056,528
Thereafter	—	—	—	—	—	737,124	737,124

Total	$218,750	$325,010	$2,479,320	$674,756	$519,541	$737,124	$4,954,501

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted Financial Accounting Standards Board Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). Under the new rules, for convertible debt instruments

(including the Company’s Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, entities now separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules, as they apply to the Company’s Senior Convertible Notes, is that the equity component is included in the additional paid-in capital section of shareholders’ equity on the Company’s consolidated balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense results through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over their term. FSP No. APB 14-1 requires retrospective application as disclosed below.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.

The Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2008, as originally reported and as adjusted for the adoption of FSP No. APB 14-1 and SFAS No. 160, are as follows:

Three Months Ended March 31,	2008	2008
		As Adjusted
	(In thousands, except per share amounts)

Interest expense	$90,747	$96,479
Loss before income taxes and noncontrolling interest	(455,322)	(461,054)
Income tax benefit	(44,105)	(47,121)
Net loss	(411,217)	(413,933)
Net loss attributable to the noncontrolling interest	2,042	2,042
Net loss attributable to Mylan Inc. common shareholders	(443,893)	(446,609)
Loss per common share attributable to Mylan Inc.:
Basic	$(1.46)	$(1.47)

Diluted	$(1.46)	$(1.47)

Weighted average common shares outstanding:
Basic	304,181	304,181

Diluted	304,181	304,181

The Company’s Condensed Consolidated Balance Sheet as originally reported and as adjusted for the adoption of FSP No. APB 14-1 and SFAS 160, are as follows:

	December 31, 2008	December 31, 2008
		As Adjusted
	(In thousands)

Liabilities and equity
Liabilities
Long-term debt	$5,165,419	$5,078,937
Deferred income tax liability	545,121	577,379
Total liabilities	7,677,242	7,623,018
Minority interest	29,108	—
Equity
Mylan Inc. shareholders’ equity
Additional paid-in capital	3,873,743	3,955,725
Retained earnings	594,352	566,594
Noncontrolling interest	—	29,108
Total equity	2,703,509	2,786,841

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report filed on Form 10-K, as amended.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $9.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit. The appeals have been held in abeyance pending a ruling on the motion for prejudgment interest. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Consolidated Balance Sheet as of March 31, 2009) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement. On October 27, 2008, a U.S. magistrate judge issued a report recommending the granting of plaintiffs’ motion for prejudgment interest. The report also recommends requiring the surety bond amount to be increased to include prejudgment interest. Mylan has submitted objections to the magistrate judge’s recommendations and now pending is the district court’s determination of whether to accept or reject those recommendations. If the magistrate’s recommendations on prejudgment interest are accepted, Mylan intends to contest these rulings as part of its pending appeal.

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

Beginning in September 2003, Mylan, MPI and/or UDL, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks an unspecified amount in money damages, civil penalties and/or treble damages, counsel fees and costs, and injunctive relief. In each of these matters Mylan, MPI and/or UDL have either moved to dismiss the complaints or have answered the complaints denying liability. Mylan and its subsidiaries intend to defend each of these actions vigorously.

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

Dey is a defendant currently in lawsuits brought by the state AGs of Arizona, California, Florida, Illinois, Iowa, Kansas, Kentucky, Pennsylvania, South Carolina (on behalf of the state and the state health plan), Utah and Wisconsin and the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of most of these class actions, which has been preliminarily approved by the court. Additionally, the U.S. federal government filed a claim against Dey in August 2006. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey. Dey intends to defend each of these actions vigorously. In conjunction with the acquisition of the former Merck Generics business by Mylan, Mylan is entitled to indemnification by Merck KGaA for these Dey pricing related suits.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending, with the exception of the third-party payor action, in which Mylan’s response to the complaint is not due until the motions filed in the other cases have been decided. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan is cooperating fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Levetiracetam

By letter dated November 19, 2007, Mylan was notified by the FTC of an investigation brought against Mylan and Dr. Reddy’s Laboratories, Inc. by UCB Society Anonyme and UCB Pharma, Inc relating to the settlement in

October 2007 of the levetiracetam patent litigation. In its letter, the FTC requested certain information from Mylan pertaining to the litigation and the settlement. On April 9, 2008, the FTC issued a civil investigative demand requesting additional information from Mylan relating to the investigation. Mylan cooperated fully with the government’s investigation and complied with all requests for information. By letter dated March 10, 2009, the FTC notified Mylan that it has closed its investigation and that it intends to take no additional action at this time.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. To date, approximately 325 lawsuits have been filed against Mylan, UDL and Actavis pertaining to the recall. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on our financial position and results of operations.

Pioglitazone

On February 21, 2006, a district court in the United States District Court for the Southern District of New York held that Mylan, MPI and UDL’s pioglitazone abbreviated new drug application (“ANDA”) product infringed a patent asserted against them by Takeda Pharmaceuticals North America, Inc. and Takeda Chemical Industries, Ltd (“Takeda”) and that the patent was enforceable. That same court also held that Alphapharm Pty, Ltd and Genpharm ULC’s pioglitazone ANDA product infringed the Takeda patent and that the patent was valid. Subsequently, the district court granted Takeda’s motion to find the cases to be exceptional and to award attorneys fees and costs in the amounts of $11.4 million from Mylan and $5.4 million from Alphapharm/Genpharm, with interest. Mylan and Alphapharm/Genpharm both separately appealed the underlying patent validity and enforceability determinations and the exceptional case findings to the Court of Appeals for the Federal Circuit, but the findings were affirmed. Although the required amounts were paid in 2008, Mylan and Alphapharm/Genpharm intend to continue to challenge the exceptional case findings by filing petitions for writ of certiorari with the United States Supreme Court.

Litigation related to the former Merck Generics Business

Generics [UK] Ltd. was accused of having been involved in pricing agreements pertaining to certain drugs during the years 1996 to 2000. Generics [UK] Ltd. was able to settle civil claims for damages brought by the National Health Service in England, and Wales, and health authorities in Scotland and Northern Ireland out of court, without any admission of liability. In addition to these civil claims, in 2006 criminal proceedings were filed in Southwark Crown Court against Generics [UK] Ltd. and other companies, as well as against a number of individuals who were alleged to be responsible for decision making in the companies. In early 2008, the House of Lords ruled that a price fixing cartel was not at the relevant times a criminal offense. The case was remanded back to the Crown Court for the prosecution to make an application to amend the indictment. On July 11, 2008, the Crown Court refused to allow the prosecution’s application, quashed the indictment and denied the prosecution’s application for permission to appeal. On July 17, 2008, the prosecution applied to the Court of Appeal (Criminal Division) for permission to appeal. On December 3, 2008, the Court of Appeal denied the prosecution’s application for permission to appeal. Accordingly, all civil and criminal proceedings relating to the above described pricing agreements have now been either terminated or resolved.

The Company has approximately $118.6 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $119.7 million in other assets.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the acquisition of the former Merck Generics business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations.

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

OUR CONTINUING INTEGRATION OF THE FORMER MERCK GENERICS BUSINESS INVOLVES A NUMBER OF RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our integration of the former Merck Generics business involves a number of risks, including but not limited to:

•	difficulties in successfully integrating the operations and personnel of the former Merck Generics business with our historical business and corporate culture;

•	difficulties in achieving identified financial and operating synergies;

•	diversion of management’s attention from our ongoing business concerns to integration matters;

•	the potential loss of key personnel or customers;

•	difficulties in consolidating information technology platforms, business applications and corporate infrastructure;

•	difficulties in transitioning the former Merck Generics business and products from the “Merck” name to achieve a global brand alignment;

•	our substantial indebtedness and assumed liabilities;

•	the incurrence of significant additional capital expenditures, operating expenses and non-recurring acquisition-related charges;

•	challenges in operating in other markets outside of the United States that are new to us; and

•	unanticipated effects of export controls, exchange rate fluctuations, domestic and foreign political conditions or domestic and foreign economic conditions.

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

Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example the FDA in the United States and the European Medicines Agency (or “EMA”) in the EU. The process of obtaining regulatory approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly and largely unpredictable. Outside the United States, the approval process may be more or less rigorous, and the time required for approval may be longer or shorter than that required in the United States. Bioequivalency studies conducted in one country may not be accepted in other countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner, may be unable to obtain requisite approvals on a timely basis for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug it may be limited with respect to the indicated uses and delivery methods for which the drug may be marketed, which could in turn restrict our potential market for the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. The timing and cost of obtaining regulatory approvals could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. Typically, research expenses related to the development of innovative compounds and the filing of marketing authorization applications for innovative compounds (such as New Drug Applications (“NDA”) in the United States) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for generic products (such as ANDAs in the United States and abridged applications in Europe). As we continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may request that we conduct additional studies and, as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

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

We may from time to time consider selling certain assets if (a) we determine that such assets are not critical to our strategy, or (b) we believe the opportunity to monetize the asset is attractive or for various reasons including we want to reduce indebtedness. We have explored and will continue to explore the sale of certain non-core assets. Although our intention is to engage in asset sales only if they advance our overall strategy, any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. We also continue to review the carrying value of manufacturing and intangible assets for indications of impairment as circumstances require. Future events and decisions may lead to asset impairments and/or related costs. As a result, any such sale or impairment could have an adverse effect on our business, prospects and opportunities for growth, financial position and results of operations and could cause the market value of our common stock to decline.

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

We utilize controlled substances in certain of our current products and products in development and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the Drug Enforcement Administration (“DEA”) in the United States as well as similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA and other regulatory agencies limit the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and other regulatory agencies for procurement quota in order to obtain these substances. Any delay or refusal by the DEA or such regulatory agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

OUR EFFORTS TO TRANSITION THE FORMER MERCK GENERICS BUSINESS SUBSIDIARIES AWAY FROM THE MERCK NAME INVOLVE INHERENT RISKS AND MAY RESULT IN GREATER THAN EXPECTED COSTS OR IMPEDIMENTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We have a license from Merck KGaA to continue using the “Merck” name, including in product names, in respect of the former Merck Generics businesses for a transitional period of two years after the closing of the acquisition (i.e., until October 2009). We are engaged in efforts to transition in an orderly manner away from the Merck name and to achieve global brand alignment. Re-branding may prove to be costly, especially in markets where the former Merck Generics business name has strong dominance or significant equity locally. In addition, brand migration poses risks of both business disruption and customer confusion. Our customer outreach and similar efforts may not mitigate fully the risks of the name changes, which may lead to reductions in revenues in some markets. These losses may have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

OUR COMPETITORS, INCLUDING BRANDED PHARMACEUTICAL COMPANIES, OR OTHER THIRD PARTIES MAY ALLEGE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, FORCING US TO EXPEND SUBSTANTIAL RESOURCES IN RESULTING LITIGATION, THE OUTCOME OF WHICH IS UNCERTAIN. ANY UNFAVORABLE OUTCOME OF SUCH LITIGATION, INCLUDING IN AN “AT-RISK LAUNCH” SITUATION, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

There may also be situations where the Company uses its business judgment and decides to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e an “at-risk launch” situation). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Although the conversion feature under our Senior Convertible Notes is not marked to market, the conversion feature also increases as the price of our common stock increases. If our stock price increases, the settlement value of the conversion feature increases.

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

May 6, 2009

/s/  Edward J. Borkowski
Edward J. Borkowski
Executive Vice President and Chief Financial Officer
(Principal financial officer)

May 6, 2009

/s/  Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President and Corporate Controller
(Principal accounting officer)

May 6, 2009

EXHIBIT INDEX

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.