Form 10-Q
period 2009-06-30
MYLAN INC.
filed 2009-08-03
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	July 29, 2009

$0.50 par value	305,330,880

*	The registrant has not yet been phased into the interactive data requirements.

MYLAN INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
June 30, 2009

INDEX

		Page
		Number

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1:	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	3
	Condensed Consolidated Balance Sheets — June 30, 2009 and December 31, 2008 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2009 and 2008 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	31
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4:	Controls and Procedures	43

PART II. OTHER INFORMATION
Item 1:	Legal Proceedings	43
Item 1A:	Risk Factors	47
Item 4:	Submission of Matters to a Vote of Security Holders	66
Item 5:	Other Information	67
Item 6:	Exhibits	67
SIGNATURES		68
EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Period Ended June 30,
	Three Months		Six Months
	2009	2008	2009	2008
	(Unaudited; in thousands, except per share amounts)

Revenues:
Net revenues	$1,255,798	$1,187,258	$2,424,160	$2,249,670
Other revenues	11,179	15,864	52,733	27,912

Total revenues	1,266,977	1,203,122	2,476,893	2,277,582
Cost of sales	739,210	788,912	1,423,393	1,513,150

Gross profit	527,767	414,210	1,053,500	764,432

Operating expenses:
Research and development	74,016	80,753	132,853	164,599
Impairment loss on goodwill	—	—	—	385,000
Selling, general and administrative	279,038	259,457	518,593	512,369

Total operating expenses	353,054	340,210	651,446	1,061,968

Earnings (loss) from operations	174,713	74,000	402,054	(297,536)
Interest expense	78,172	92,386	163,175	188,865
Other income, net	25,308	7,855	29,498	14,816

Earnings (loss) before income taxes and noncontrolling interest	121,849	(10,531)	268,377	(471,585)
Income tax provision (benefit)	26,178	(28,905)	63,632	(76,026)

Net earnings (loss)	95,671	18,374	204,745	(395,559)
Net (earnings) loss attributable to the noncontrolling interest	(2,801)	72	(5,816)	2,114

Net earnings (loss) attributable to Mylan Inc. before preferred dividends	92,870	18,446	198,929	(393,445)
Preferred dividends	34,759	34,759	69,518	69,477

Net earnings (loss) attributable to Mylan Inc. common shareholders	$58,111	$(16,313)	$129,411	$(462,922)

Earnings (loss) per common share attributable to Mylan Inc. common shareholders:
Basic	$0.19	$(0.05)	$0.42	$(1.52)

Diluted	$0.19	$(0.05)	$0.42	$(1.52)

Weighted average common shares outstanding:
Basic	304,991	304,284	304,784	304,233

Diluted	306,256	304,284	305,759	304,233

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited; in thousands,
	except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$429,477	$557,147
Restricted cash	56,050	40,309
Available-for-sale securities	30,117	42,260
Accounts receivable, net	1,140,605	1,164,613
Inventories	1,077,088	1,065,990
Deferred income tax benefit	188,792	199,278
Prepaid expenses and other current assets	100,446	105,076

Total current assets	3,022,575	3,174,673
Property, plant and equipment, net	1,077,726	1,063,996
Intangible assets, net	2,429,344	2,453,161
Goodwill	3,179,083	3,161,580
Deferred income tax benefit	32,968	16,493
Other assets	500,988	539,956

Total assets	$10,242,684	$10,409,859

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$443,473	$498,815
Short-term borrowings	152,274	151,109
Income taxes payable	91,601	92,158
Current portion of long-term debt and other long-term obligations	6,365	5,099
Deferred income tax liability	2,515	1,935
Other current liabilities	725,189	795,534

Total current liabilities	1,421,417	1,544,650
Long-term debt	4,978,289	5,078,937
Other long-term obligations	412,866	422,052
Deferred income tax liability	517,824	577,379

Total liabilities	7,330,396	7,623,018

Equity
Mylan Inc. shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000
Shares issued: 2,139,000	1,070	1,070
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000 and 600,000,000 as of June 30, 2009 and December 31, 2008
Shares issued: 395,501,142 and 395,368,062 as of June 30, 2009 and December 31, 2008	197,751	197,684
Additional paid-in capital	3,849,863	3,955,725
Retained earnings	696,006	566,594
Accumulated other comprehensive loss	(270,750)	(380,802)

	4,473,940	4,340,271
Noncontrolling interest	16,235	29,108
Less treasury stock — at cost
Shares: 90,380,527 and 90,635,441 as of June 30, 2009 and December 31, 2008	1,577,887	1,582,538

Total equity	2,912,288	2,786,841

Total liabilities and equity	$10,242,684	$10,409,859

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(Unaudited; in thousands)

Cash flows from operating activities:
Net earnings (loss)	$204,745	$(395,559)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	193,361	220,186
Stock-based compensation expense	14,652	15,579
Net earnings from equity method investees	(1,286)	(2,632)
Change in estimated sales allowances	36,911	47,716
Deferred income tax benefit	(76,619)	(205,611)
Impairment loss on goodwill	—	385,000
Other non-cash items	27,251	14,942
Litigation settlements, net	(2,751)	(1,856)
Changes in operating assets and liabilities:
Accounts receivable	48,643	(166,777)
Inventories	22,221	(60,257)
Trade accounts payable	(63,172)	777
Income taxes	27,487	34,535
Deferred revenue	(26,241)	348,445
Other operating assets and liabilities, net	(68,986)	(72,237)

Net cash provided by operating activities	336,216	162,251

Cash flows from investing activities:
Capital expenditures	(53,007)	(70,950)
Increase in restricted cash	(16,029)	(40,000)
Cash paid for acquisitions	(173,359)	—
Proceeds from sale of equity-method investee	23,333	—
Purchase of available-for-sale securities	(1,086)	(17,509)
Proceeds from sale of available-for-sale securities	13,205	55,558
Other items, net	620	(10,180)

Net cash used in investing activities	(206,323)	(83,081)

Cash flows from financing activities:
Cash dividends paid	(69,518)	(67,977)
Payment of financing fees	—	(421)
Change in short-term borrowings, net	(18,736)	41,003
Proceeds from long-term debt	—	7,761
Payment of long-term debt	(172,164)	(76,357)
Proceeds from exercise of stock options	1,417	633
Other items, net	(23)	(5)

Net cash used in financing activities	(259,024)	(95,363)

Effect on cash of changes in exchange rates	1,461	10,499

Net decrease in cash and cash equivalents	(127,670)	(5,694)
Cash and cash equivalents — beginning of period	557,147	484,202

Cash and cash equivalents — end of period	$429,477	$478,508

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“interim financial statements”) of Mylan Inc. and subsidiaries (“Mylan” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, financial position and cash flows for the periods presented.

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2008.

The interim results of operations for the three and six months ended June 30, 2009 and the interim cash flows for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales when title and risk of loss pass to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the six months ended June 30, 2009. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $513.3 million and $496.5 million as of June 30, 2009 and December 31, 2008. Other current liabilities include $259.0 million and $238.9 million at June 30, 2009 and December 31, 2008, for certain rebates and other adjustments that are payable to indirect customers.

3.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codificationtm (“Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 will not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more disclosures about transfers of financial assets, including securitization transactions and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,”

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 enhances disclosures reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting SFAS No. 166.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company adopted the requirements of this standard for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s Condensed Consolidated Financial Statements (see Note 17).

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP No. FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

On January 1, 2009, the Company adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). Under the new rules, for convertible debt instruments (including the Company’s Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, entities now separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules, as they apply to the Company’s Senior Convertible Notes, is that the equity component is included in the additional paid-in capital section of shareholders’ equity on the Company’s consolidated balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

component. Higher interest expense results through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over their term. FSP No. APB 14-1 requires retrospective application as disclosed below.

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

The Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008, as originally reported and as adjusted for the adoption of FSP No. APB 14-1 and SFAS No. 160, are as follows:

	Three Months Ended
	June 30,
	2008	2008
		As Adjusted
	(In thousands, except per share amounts)

Interest expense	$86,489	$92,386
Loss before income taxes and noncontrolling interest	(4,634)	(10,531)
Income tax benefit	(30,955)	(28,905)
Net earnings	26,321	18,374
Net loss attributable to the noncontrolling interest	72	72
Net loss attributable to Mylan Inc. common shareholders	(8,366)	(16,313)
Loss per common share attributable to Mylan Inc.:
Basic	$(0.03)	$(0.05)

Diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic	304,284	304,284

Diluted	304,284	304,284

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended
	June 30,
	2008	2008
		As Adjusted
	(In thousands, except per share amounts)

Interest expense	$177,236	$188,865
Loss before income taxes and noncontrolling interest	(459,956)	(471,585)
Income tax benefit	(75,060)	(76,026)
Net loss	(384,896)	(395,559)
Net loss attributable to the noncontrolling interest	2,114	2,114
Net loss attributable to Mylan Inc. common shareholders	(452,259)	(462,922)
Loss per common share attributable to Mylan Inc.:
Basic	$(1.49)	$(1.52)

Diluted	$(1.49)	$(1.52)

Weighted average common shares outstanding:
Basic	304,233	304,233

Diluted	304,233	304,233

The Company’s Condensed Consolidated Balance Sheet as originally reported and as adjusted for the adoption of FSP No. APB 14-1 and SFAS 160, is as follows:

	December 31, 2008	December 31, 2008
		As Adjusted
	(In thousands)

Liabilities and equity
Liabilities
Long-term debt	$5,165,419	$5,078,937
Deferred income tax liability	545,121	577,379
Total liabilities	7,677,242	7,623,018
Minority interest	29,108	—
Equity
Mylan Inc. shareholders’ equity
Additional paid-in capital	3,873,743	3,955,725
Retained earnings	594,352	566,594
Noncontrolling interest	—	29,108
Total equity	2,703,509	2,786,841

4.	Acquisitions and Other Transactions

Acquisition of the Remaining Interest in Matrix Laboratories Limited

On March 26, 2009, the Company announced its plans to buy the remaining public interest in Matrix Laboratories Limited (“Matrix”) from its minority shareholders pursuant to a voluntary delisting offer. At the time, the Company owned approximately 71.2% of Matrix through a wholly-owned subsidiary and controlled more than 76% of its voting rights. On June 1, 2009, Mylan announced that it had successfully completed the delisting offer and accepted the discovered price of 211 Rupees per share, which was established by the reverse book building process prescribed by Indian regulations. As of June 30, 2009, the Company completed the purchase of

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

approximately 19% of the remaining interest from the minority shareholders of Matrix for cash of approximately $134.5 million, bringing the Company’s total ownership to approximately 90% and control to approximately 95% of its voting rights. On July 31, 2009, the Company received notice of approval of the delisting application. Matrix’s stock will be suspended from trading on the Bombay and National Stock Exchanges effective August 14, 2009 and will be delisted effective August 21, 2009. Minority shareholders who have not yet tendered their shares may do so during a six-month period following the delisting. The purchase was treated as an equity transaction as required by SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), subsequent increases or decreases of ownership that do not result in a change in control are accounted for as equity transactions.

Termination of Joint Ventures

During the quarter ended June 30, 2009, Matrix and Aspen Pharmacare Holdings Limited (“Aspen”) terminated two joint ventures in which each held a 50% share; Astrix Laboratories Limited (“Astrix”) and Fine Chemicals Corporation (“FCC”). Under the agreed upon terms, Matrix sold its 50% interest in FCC to Aspen for $23.3 million. At the same time, a wholly-owned subsidiary of Mylan purchased from Aspen its 50% interest in Astrix for $38.9 million. These transactions resulted in a net gain of approximately $10.4 million, which is included in other income, net, in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009. As of the date of purchase, June 1, 2009, the results of Astrix were consolidated with those of Mylan.

The Company accounted for the acquisition of the remaining 50% of Astrix using the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the preliminary estimate of their respective fair values. The purchase price allocation is preliminary and is based on the information that was available as of the acquisition date. Management believes that the information provides a reasonable basis for allocating the purchase price, but the Company is awaiting additional information necessary to finalize the purchase price allocation. The fair values reflected in the consolidated financial statements may be adjusted, and such adjustments could be significant. The Company expects the purchase price allocation to be finalized as soon as possible but no later than one year from the acquisition date.

Biologics Agreement

On June 29, 2009, Mylan announced that it has executed a definitive agreement with Biocon Limited (“Biocon”), a publicly traded company on the Indian stock exchanges, for an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace.

As part of this collaboration, Mylan and Biocon will share development, capital and certain other costs to bring products to market. Mylan will have exclusive commercialization rights in the U.S., Canada, Japan, Australia, New Zealand and in the European Union and European Free Trade Association countries through a profit sharing arrangement with Biocon. Mylan will have co-exclusive commercialization rights with Biocon in all other markets around the world. In conjunction with executing this agreement, Mylan recorded a non-recurring research and development charge related to its up-front, non-refundable obligation pursuant to the agreement.

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

In September 2008, following the completion of the comprehensive review of strategic alternatives for Dey, the Company announced its decision to retain the Dey business. This decision included a plan to realign the business. As a result, the Company expects to incur severance and other exit costs (see Note 14). In addition, the comprehensive review resulted in the impairment of intangible assets related to certain non-core, insignificant, third-party products in December 2008.

6.	Stock-Based Incentive Plan

Mylan’s shareholders approved the 2003 Long-Term Incentive Plan on July 25, 2003, and approved certain amendments on July 28, 2006, April 25, 2008 and May 7, 2009 (as amended, the “2003 Plan”). Under the 2003 Plan, 37,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. In the amended 2003 Plan, no more than 8,000,000 shares may be issued as restricted shares, restricted units, performance shares and other stock-based awards.

Upon approval of the 2003 Plan, the 1997 Incentive Stock Option Plan (the “1997 Plan”) was frozen, and no further grants of stock options will be made under that plan. However, there are stock options outstanding from the 1997 Plan, expired plans and other plans assumed through acquisitions.

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at December 31, 2008	23,423,041	$15.32
Options granted	2,717,394	12.61
Options exercised	(143,319)	10.75
Options forfeited	(1,135,974)	14.35

Outstanding at June 30, 2009	24,861,142	$15.09

Vested and expected to vest at June 30, 2009	23,624,165	$15.13

Options exercisable at June 30, 2009	16,064,919	$15.69

As of June 30, 2009, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 5.87 years, 5.74 years and 4.41 years, respectively. Also at June 30, 2009, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $14.7 million, $14.0 million and $9.1 million, respectively.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of June 30, 2009 and the changes during the six months ended June 30, 2009, are presented below:

	Number of	Weighted Average
	Restricted	Grant-Date
Restricted Stock Awards	Stock Awards	Fair Value per Share

Nonvested at December 31, 2008	2,543,348	$13.46
Granted	863,069	12.73
Released	(515,751)	14.98
Forfeited	(144,300)	11.67

Nonvested at June 30, 2009	2,746,366	$13.05

As of June 30, 2009, the Company had $36.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.73 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the six months ended June 30, 2009 and June 30, 2008 was $7.4 million and $1.5 million.

7.	Balance Sheet Components

Selected balance sheet components consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)

Inventories:
Raw materials	$269,809	$273,232
Work in process	160,320	157,473
Finished goods	646,959	635,285

	$1,077,088	$1,065,990

Property, plant and equipment:
Land and improvements	$63,186	$56,945
Buildings and improvements	607,900	577,182
Machinery and equipment	1,074,891	1,012,748
Construction in progress	99,007	110,721

	1,844,984	1,757,596
Less accumulated depreciation	767,258	693,600

	$1,077,726	$1,063,996

Other current liabilities:
Payroll and employee benefit plan accruals	$160,540	$181,316
Accrued rebates	259,012	238,886
Fair value of financial instruments	70,014	91,797
Legal and professional accruals	65,726	71,813
Restructuring reserves	62,285	75,100
Other	107,612	136,622

	$725,189	$795,534

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Earnings (Loss) per Common Share attributable to Mylan Inc.

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

With respect to the Company’s convertible preferred stock, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock is convertible into between 125,234,172 shares and 152,785,775 shares of our common stock, subject to anti-dilution adjustments, depending on the average stock price of our common stock over the 20 trading-day period ending on the third trading day prior to conversion. For the three and six months ended June 30, 2009, the if-converted method was anti-dilutive; therefore, the preferred stock conversion was excluded from the computation of diluted earnings per share. Under the provisions of the if-converted method, the preferred stock is assumed to be converted and included in the denominator and the preferred share dividend is added back to the numerator.

Basic and diluted earnings (loss) per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Basic earnings (loss) attributable to Mylan Inc. common shareholders (numerator):
Net earnings (loss) attributable to Mylan Inc. before preferred dividends	$92,870	$18,446	$198,929	$(393,445)
Less: Preferred dividends	34,759	34,759	69,518	69,477

Net earnings (loss) attributable to Mylan Inc. common shareholders	$58,111	$(16,313)	$129,411	$(462,922)

Shares (denominator):
Weighted average shares outstanding	304,991	304,284	304,784	304,233

Basic earnings (loss) per common share attributable to Mylan Inc.	$0.19	$(0.05)	$0.42	$(1.52)

Diluted earnings (loss) attributable to Mylan Inc. common shareholders (numerator):
Net earnings (loss) attributable to Mylan Inc. common shareholders	$58,111	$(16,313)	$129,411	$(462,922)
Add: Preferred dividends	—	—	—	—

Earnings (loss) attributable to Mylan Inc. common shareholders and assumed conversions	$58,111	$(16,313)	$129,411	$(462,922)

Shares (denominator):
Stock-based awards	1,265	—	975	—
Preferred stock conversion	—	—	—	—

Total dilutive shares outstanding	306,256	304,284	305,759	304,233

Diluted earnings (loss) per common share attributable to Mylan Inc.	$0.19	$(0.05)	$0.42	$(1.52)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Additional stock options or restricted stock awards representing 18.7 million and 26.3 million shares were outstanding for the six months ended June 30, 2009 and 2008, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

On July 20, 2009, the Company announced that a quarterly dividend of $16.25 per share was declared (based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share) payable on August 17, 2009, to the holders of preferred stock of record as of August 1, 2009.

9.	Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2008 to June 30, 2009 is as follows:

Total
(In thousands)

Goodwill balance at December 31, 2008	$3,161,580
Foreign currency translation	17,503

Goodwill balance at June 30, 2009	$3,179,083

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
	(In thousands)

June 30, 2009
Amortized intangible assets:
Patents and technologies	20	$118,926	$74,641	$44,285
Product rights and licenses	10	2,824,571	549,631	2,274,940
Other	8	161,552	51,433	110,119

		$3,105,049	$675,705	$2,429,344

December 31, 2008
Amortized intangible assets:
Patents and technologies	20	$118,926	$71,631	$47,295
Product rights and licenses	10	2,738,191	433,169	2,305,022
Other	8	129,563	28,719	100,844

		$2,986,680	$533,519	$2,453,161

Amortization expense, which is classified within cost of sales on the Company’s Condensed Consolidated Statements of Operations, for the six months ended June 30, 2009 and 2008 was $133.4 million and $155.2 million and is expected to be $139.6 million for the remainder of 2009, and $272.8 million, $267.1 million, $260.1 million and $253.9 million for years ended December 31, 2010 through 2013, respectively.

10.	Financial Instruments and Risk Management

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

The Company has €754.5 million ($1.06 billion) of borrowings under the Senior Credit Agreement that are designated as a hedge of our net investment in certain Euro-functional currency subsidiaries. In accordance with SFAS No. 52, Foreign Currency Translation, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), borrowings designated as hedges of net investments are measured at fair value using the current spot exchange rate at the end of the period with gains and losses included in the foreign currency translation adjustment component of other comprehensive loss on the balance sheet until the sale or substantial liquidation of the underlying net investments.

The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s floating-rate debt. These interest rate swaps are designated as cash flow hedges in accordance with SFAS No. 133. The Company’s interest rate swaps fix the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans and Euro Tranche B Term Loans under the Senior Credit Agreement. In accordance with SFAS No. 133, derivative contracts designated as hedges to manage interest rate risk are measured at fair value and reported as current assets or current liabilities on the consolidated balance sheet. Any changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the offset. Any ineffectiveness in a hedging relationship is recognized immediately in earnings in the consolidated statement of operations. As of June 30, 2009, the total notional amount of the Company’s floating-rate debt interest rate swaps was $2.3 billion.

Certain derivative contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features which would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2009, is $62.7 million. The Company is not subject to any obligations to post collateral under derivative contracts.

In September 2008, the Company issued $575.0 million Cash Convertible Notes whereby holders may convert their Cash Convertible Notes subject to certain conversion provisions determined by a) the market price of the Company’s common stock, b) specified distributions to common shareholders, c) a fundamental change, as defined in the purchase agreement, or d) certain time periods specified in the purchase agreement. The conversion feature can only be settled in cash and, therefore, it is bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the cash conversion feature, the Company entered into a convertible note hedge with certain counterparties. Both the cash conversion feature and the purchased convertible note hedge are measured at fair value with gains and losses recorded in the Company’s Condensed Consolidated Statements of Operations. Also, in conjunction with the issuance of the Cash Convertible Notes, the Company entered into several warrant transactions with certain counterparties. The warrants meet the definition of derivatives under SFAS No. 133; however, because these instruments have been determined to be indexed to the Company’s own stock (in accordance with the guidance of EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock, and have been recorded in shareholders’ equity in the Company’s Condensed Consolidated Balance Sheet (as determined by EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock and EITF No. 07-05, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock)), the instruments are exempt from the scope of SFAS No. 133 and are not subject to the fair value provisions of that standard.

The Company’s most significant credit exposure arises from the convertible note hedge on our Cash Convertible Notes. At June 30, 2009, the bond hedge had a total fair value of $258.2 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract.

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

Derivatives Designated as Hedging Instruments under SFAS No. 133
Fair Values of Derivative Instruments

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Interest rate swaps	Other current liabilities	$62,742	Other current liabilities	$72,395
Foreign currency borrowings	Long-term debt	1,059,153	Long-term debt	1,128,267

Total		$1,121,895		$1,200,662

Derivatives Not Designated as Hedging Instruments under SFAS No. 133
Fair Values of Derivative Instruments

	Asset Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$3,952	Prepaid expenses and other current assets	$14,632
Purchased cash convertible note hedge	Other assets	258,175	Other assets	235,750

Total		$262,127		$250,382

	Liability Derivatives
	June 30, 2009
		Fair	December 31, 2008
	Balance Sheet Location	Value	Balance Sheet Location	Fair Value
	(In thousands)

Foreign currency forward contracts	Other current liabilities	$7,912	Other current liabilities	$19,402
Cash conversion feature of Cash Convertible Notes	Long-term debt	258,175	Long-term debt	235,750

Total		$266,087		$255,152

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Three Months Ended June 30, 2009
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships

		Location of Gain or
	Amount of Gain	(Loss) Reclassified	Amount of Gain
	or (Loss) Recognized	from Accumulated OCI	or (Loss) Reclassified
	in OCI on Derivative	into Earnings	from Accumulated OCI into
	(Effective Portion)	(Effective Portion)	Earnings (Effective Portion)
	(In thousands)

Interest rate swaps	$6,039	Interest expense	$(11,190)

Total	$6,039	Total	$(11,190)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Six Months Ended June 30, 2009
Derivatives in SFAS No. 133 Cash Flow Hedging Relationships

		Location of Gain or
	Amount of Gain	(Loss) Reclassified	Amount of Gain
	or (Loss) Recognized	from Accumulated OCI	or (Loss) Reclassified
	in OCI on Derivative	into Earnings	from Accumulated OCI into
	(Effective Portion)	(Effective Portion)	Earnings (Effective Portion)
	(In thousands)

Interest rate swaps	$6,049	Interest expense	$(20,370)

Total	$6,049	Total	$(20,370)

There was no gain or loss recognized into earnings on derivatives with cash flow hedging relationships for ineffectiveness during the three and six months ended June 30, 2009.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Three Months Ended June 30, 2009
Derivatives in SFAS No. 133 Net Investment Hedging Relationships

Amount of Gain
or (Loss) Recognized
in OCI on Derivative
(Effective Portion)
(In thousands)

Foreign currency borrowings	$(35,745)

Total	$(35,745)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Six Months Ended June 30, 2009
Derivatives in SFAS No. 133 Net Investment Hedging Relationships

Amount of Gain
or (Loss) Recognized
in OCI on Derivative
(Effective Portion)
(In thousands)

Foreign currency borrowings	$(2,450)

Total	$(2,450)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the three and six months ended June 30, 2009.

The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the Three Months Ended June 30, 2009
Derivatives Not Designated as Hedging Instruments under SFAS No. 133

	Location of Gain or
	(Loss) Recognized in	Amount of Gain or (Loss)
	Earnings on	Recognized
	Derivatives	in Earnings on Derivatives
	(In thousands)

Foreign currency forward contracts	Other income, net	$(10,462)
Cash conversion feature of Cash Convertible Notes	Other income, net	55,925
Purchased cash convertible note hedge	Other income, net	(55,925)

Total		$(10,462)

The Effect of Derivative Instruments on the Consolidated Consolidated Statement of Operations
for the Six Months Ended June 30, 2009
Derivatives Not Designated as Hedging Instruments under SFAS No. 133

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized
	Earnings on Derivatives	in Earnings on Derivatives
	(In thousands)

Foreign currency forward contracts	Other income, net	$(2,542)
Cash conversion feature of Cash Convertible Notes	Other income, net	(22,425)
Purchased cash convertible note hedge	Other income, net	22,425

Total		$(2,542)

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

Level 2:  Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Financial assets and liabilities carried at fair value as of June 30, 2009 are classified in the table below in one of the three categories described above:

Financial Assets

	Level 1	Level 2	Level 3(2)	Total
	(In thousands)

Available-for-sale fixed income investments	$—	$28,623	$—	$28,623
Available-for-sale equity securities	1,494	—	—	1,494
Foreign exchange derivative assets	—	3,952	—	3,952
Purchased cash convertible note hedge	—	258,175	—	258,175

Total assets at fair value(1)	$1,494	$290,750	$—	$292,244

Financial Liabilities

	Level 1	Level 2	Level 3	Total
	(In thousands)

Foreign exchange derivative liabilities	$—	$7,912	$—	$7,912
Interest rate swap derivative liabilities	—	62,742	—	62,742
Cash conversion feature of cash convertible notes	—	258,175	—	258,175

Total liabilities at fair value(1)	$—	$328,829	$—	$328,829

(1)	The Company chose not to elect the fair value option as prescribed by SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

(2)	During the three months ended June 30, 2009, the auction rate securities were redeemed at par; therefore, Level 3 financial assets decreased $9.1 million from December 31, 2008 to June 30, 2009.

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Municipal bonds — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Other available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Equity Securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR yield curve at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2009, that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2009 that would reduce the receivable amount owed, if any, to the Company.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Cash Conversion Feature of Cash Convertible Notes and Purchased Convertible Note Hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the Purchased Convertible Note Hedge are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2009, that would reduce the receivable amount owed, if any, to the Company.

11.	Long-Term Debt

A summary of long-term debt at June 30, 2009 and December 31, 2008, is as follows:

	June 30, 2009	December 31, 2008
	(In thousands)

U.S. Tranche A Term Loans(A)	$218,750	$265,625
Euro Tranche A Term Loans(A)	344,316	413,684
U.S. Tranche B Term Loans(A)	2,479,320	2,504,880
Euro Tranche B Term Loans(A)	714,837	714,583
Senior Convertible Notes(B)	525,814	513,518
Cash Convertible Notes(C)	685,562	655,442
Other	13,082	14,586

	4,981,681	5,082,318
Less: Current portion	3,392	3,381

Total long-term debt	$4,978,289	$5,078,937

(A)	All 2009 payments due under the Senior Credit Agreement were prepaid in December 2008. During the three months ended March 31, 2009, the Company prepaid the 2010 payments due under the Senior Credit Agreement, as follows: $46.9 million on the U.S. Tranche A Term loans, €52.6 ($71.2) million on the Euro Tranche A Term Loans, $25.6 million on the U.S. Tranche B Term Loans, and €5.3 ($7.1) million on the Euro Tranche B Term Loans.

(B)	At June 30, 2009, the $525.8 million of debt is net of a $74.2 million discount. During the three and six months ended June 30, 2009, the Company recognized non-cash interest expense of $6.3 million and $12.3 million in the Condensed Consolidated Statements of Operations. At December 31, 2008, the $513.5 million of debt is net of a $86.5 million discount.

(C)	At June 30, 2009, the $685.6 million consists of $427.4 million of debt ($575.0 million face amount, net of $147.6 million discount) and the bifurcated conversion feature with a fair value of $258.2 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheet at June 30, 2009. The purchased call options are assets recorded at their fair value of $258.2 million within other assets in the Condensed Consolidated Balance Sheet at June 30, 2009. At December 31, 2008, the $655.4 million consisted of $419.7 million of debt ($575.0 million face amount, net of $155.3 million discount) and the bifurcated conversion feature with a fair value of $235.8 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheet. The purchased call options are assets recorded at their fair value of $235.8 million within other assets in the Condensed Consolidated Balance Sheet at December 31, 2008.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Details of the interest rates in effect at June 30, 2009 and December 31, 2008, on the outstanding borrowings under the Term Loans are in the table below:

	June 30, 2009
	Outstanding	Basis	Rate
	(Dollars in thousands)

U.S. Tranche A Term Loans	$218,750	LIBOR + 2.75%	3.06%
Euro Tranche A Term Loans	$344,316	EURIBO + 2.75%	3.53%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010(1)(3)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	479,320	LIBOR + 3.25%	3.56%

Total U.S. Tranche B Term Loans	$2,479,320
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$280,741	Fixed	5.38%
Floating Rate	434,096	EURIBO + 3.25%	4.03%

Total Euro Tranche B Term Loans	$714,837

	December 31, 2008
	Outstanding	Basis	Rate
	(Dollars in thousands)

U.S. Tranche A Term Loans	$265,625	LIBOR + 3%	6.50%
Euro Tranche A Term Loans	$413,684	EURIBO + 3%	7.86%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010(1)(3)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	504,880	LIBOR + 3.25%	5.79%

Total U.S. Tranche B Term Loans	$2,504,880
Euro Tranche B Term Loans	$714,583	EURIBO + 3.25%	8.11%

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement

(2)	This interest rate swap has been extended to December 2012 at a rate of 6.60%, effective January 2011

(3)	This interest rate swap has been extended to March 2012 at a rate of 5.38%, effective March 2010

At June 30, 2009 and December 31, 2008, the fair value of the Senior Convertible Notes was approximately $517.8 million and $444.0 million. At June 30, 2009 and December 31, 2008, the fair value of the Cash Convertible Notes was approximately $648.6 million and $524.4 million.

At June 30, 2009 and December 31, 2008, the Company had $94.9 million and $83.6 million in letters of credit outstanding.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at June 30, 2009, excluding the discount and conversion feature, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
	(In thousands)

2009	$—	$—	$—	$—	$—	$—	$—
2010	—	—	—	—	—	—	—
2011	62,500	98,376	25,560	7,369	—	—	193,805
2012	78,125	122,970	25,560	7,369	600,000	—	834,024
2013	78,125	122,970	25,560	7,369	—	—	234,024
2014	—	—	2,402,640	692,730	—	—	3,095,370
Thereafter	—	—	—	—	—	575,000	575,000

Total	$218,750	$344,316	$2,479,320	$714,837	$600,000	$575,000	$4,932,223

12.	Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of the following:

	Three Months Ended June 30,
	2009		2008
	(In thousands)

Net earnings		$95,671		$18,374
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments		322,222		(56,537)
Change in unrecognized gains and prior service cost
related to post-retirement plans		281		388
Net unrecognized gain on derivatives		6,039		29,388
Unrealized gains (losses) on available-for-sale securities
Net unrealized gains (losses) on available-for-sale securities	226		(317)
Reclassification for gains included in net earnings	45	271	40	(277)

Total other comprehensive earnings (loss), net of tax:		328,813		(27,038)

Comprehensive earnings (loss)		424,484		(8,664)
Comprehensive (earnings) loss attributable to the noncontrolling interest		(2,962)		206

Comprehensive earnings (loss) attributable to Mylan Inc.		$421,522		$(8,458)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30,
	2009		2008
	(In thousands)

Net earnings (loss)		$204,745		$(395,559)
Other comprehensive earnings, net of tax:
Foreign currency translation adjustments		103,293		164,828
Change in unrecognized gains and prior service cost
related to post-retirement plans		220		777
Net unrecognized gain on derivatives		6,049		4,623
Unrealized gains on available-for-sale securities
Net unrealized gains on available-for-sale securities	378		78
Reclassification for gains included in net earnings	161	539	66	144

Total other comprehensive earnings, net of tax:		110,101		170,372

Comprehensive earnings (loss)		314,846		(225,187)
Comprehensive (earnings) loss attributable to the noncontrolling interest		(5,865)		2,248

Comprehensive earnings (loss) attributable to Mylan Inc.		$308,981		$(222,939)

Accumulated other comprehensive loss, as reflected on the balance sheet, is comprised of the following:

	June 30, 2009	December 31, 2008
	(In thousands)

Net unrealized gain in available-for-sale securities	$630	$91
Change in unrecognized losses and prior service cost related
to post-retirement plans	(8,764)	(8,984)
Net unrecognized losses on derivatives	(39,366)	(45,415)
Foreign currency translation adjustments	(223,250)	(326,494)

Accumulated other comprehensive loss	$(270,750)	$(380,802)

13.	Segment Information

Mylan has three reportable segments, the “Generics Segment,” the “Specialty Segment” and the “Matrix Segment”. The Generics Segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form. The Specialty Segment engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. The Matrix Segment engages mainly in the manufacture and sale of active pharmaceutical ingredients (“API”) and finished dosage form (“FDF”) pharmaceutical products in tablet and capsule form and the distribution of certain branded generic products.

The Company’s chief operating decision maker evaluates the performance of its reportable segments based on total revenues and segment profitability. For the Generics, Specialty, and Matrix Segments, segment profitability represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses. Certain general and administrative and research and development expenses, as well as litigation settlements, non-cash impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets, and other purchase accounting related items including the inventory step-up, as well as any non-cash impairment charges and other significant, non-recurring items (such as the revenue related to the sale of Bystolic product rights in 2008), are excluded from segment profitability. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability reviewed

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

by the Company’s chief operating decision maker. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.

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

	Generics	Specialty	Matrix	Corporate/
Three Months Ended June 30, 2009	Segment	Segment	Segment	Other(1)	Consolidated
	(In thousands)

Total revenues
Third party	$1,027,331	$122,776	$116,870	$—	$1,266,977
Intersegment	1,638	7,090	16,605	(25,333)	—

Total	$1,028,969	$129,866	$133,475	$(25,333)	$1,266,977

Segment profitability	$309,884	$29,795	$10,899	$(175,865)	$174,713

	Generics	Specialty	Matrix	Corporate/
Six Months Ended June 30, 2009	Segment	Segment	Segment	Other(1)	Consolidated
	(In thousands)

Total revenues
Third party	$2,055,222	$202,172	$219,499	$—	$2,476,893
Intersegment	1,651	11,420	39,938	(53,009)	—

Total	$2,056,873	$213,592	$259,437	$(53,009)	$2,476,893

Segment profitability	$666,491	$31,695	$33,638	$(329,770)	$402,054

	Generics	Specialty	Matrix	Corporate/
Three Months Ended June 30, 2008	Segment	Segment	Segment	Other(1)	Consolidated
	(In thousands)

Total revenues
Third party	$982,783	$105,899	$104,648	$9,792	$1,203,122
Intersegment	345	10,068	14,190	(24,603)	—

Total	$983,128	$115,967	$118,838	$(14,811)	$1,203,122

Segment profitability	$226,291	$19,690	$6,334	$(178,315)	$74,000

	Generics	Specialty	Matrix	Corporate/
Six Months Ended June 30, 2008	Segment	Segment	Segment	Other(1)	Consolidated
	(In thousands)

Total revenues
Third party	$1,889,211	$183,037	$192,278	$13,056	$2,277,582
Intersegment	602	22,397	29,977	(52,976)	—

Total	$1,889,813	$205,434	$222,255	$(39,920)	$2,277,582

Segment profitability	$419,187	$22,219	$9,952	$(748,894)	$(297,536)

(1)	Includes certain corporate general and administrative and research and development expenses; a non-recurring, up-front payment of $18.0 million made with respect to the Company’s execution of a co-development agreement that was entered into during the three months ended June 30, 2009; litigation settlements; intercompany eliminations; revenue related to the 2008 sale of Bystolic product rights; amortization of intangible assets and certain purchase-accounting items (such as the inventory step-up); non-cash impairment charges; and other expenses not directly attributable to segments.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14.	Restructuring

Included in other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2009, are restructuring reserves totaling $62.3 million. Of this amount, $44.2 million relates to certain estimated exit costs associated with the acquisition of the former Merck Generics business, and the remainder relates to the Company’s intention to restructure certain other activities and incur certain related exit costs.

The plans related to the exit activities associated with the former Merck Generics business were finalized during calendar year 2008. During the six months ended June 30, 2009, payments of $8.5 million were made against the reserve, of which $3.4 million were severance costs and the remaining $5.1 million were other exit costs. In addition, during the six months ended June 30, 2009, the Company reversed $13.9 million of the reserve to other income as a result of a reduction in the estimated remaining spending on accrued projects. Of the remaining accrual, approximately $23.2 million relates to additional severance and related costs, $17.7 million relates to costs associated with the previously announced rationalization and optimization of the Company’s global manufacturing and research and development platforms, and the remainder consists of other exit costs.

In addition to the activities associated with the acquisition of the former Merck Generics business, the Company has announced its intent to restructure certain activities and incur certain related exit costs, including costs related to the realignment of the Dey business and the right-sizing of the Company’s sales force in certain markets outside of the U.S. Accordingly, the Company has recorded a reserve for such activities, of which approximately $18.1 million remains at June 30, 2009. During the six months ended June 30, 2009, the Company recorded restructuring charges of approximately $13.5 million, nearly all of which relates to severance and related costs. The majority of this amount was charged to selling, general and administrative expense with the remainder to cost of sales. Spending during the six months, primarily related to severance, amounted to approximately $3.5 million. Of the accrual balance at June 30, 2009, $6.2 million is recorded in the Specialty Segment with the remainder in the Generics Segment.

As finalization of certain of these plans is still in progress, the Company has not yet estimated the total amount expected to be incurred in connection with such activities. However, Mylan expects that the majority of such costs will relate to one-time termination benefits and certain asset write-downs, which could be significant. Spending against the balance of the restructuring reserves as of June 30, 2009 is expected to occur over the next two to three years.

15.	Shareholders’ Equity

A summary of the change in shareholders’ equity for the six months ended June 30, 2009 and 2008 is as follows:

	Total Mylan Inc.	Noncontrolling
(In thousands)	Shareholders’ Equity	Interest	Total

December 31, 2008	$2,757,733	$29,108	$2,786,841
Net income	198,929	5,816	204,745
Purchase of subsidiary shares from noncontrolling interest	—	(19,299)	(19,299)
Other comprehensive income	110,052	49	110,101
Dividends paid on preferred stock	(69,518)	—	(69,518)
Stock option activity	1,417	—	1,417
Stock compensation expense	14,652	—	14,652
Impact on additional paid-in capital of equity transaction	(115,210)	—	(115,210)
Other	(2,002)	561	(1,441)

June 30, 2009	$2,896,053	$16,235	$2,912,288

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Total Mylan Inc.	Noncontrolling
(In thousands)	Shareholders’ Equity	Interest	Total

December 31, 2007	$3,464,241	$34,325	$3,498,566
Net loss	(393,445)	(2,114)	(395,559)
Other comprehensive income	170,506	(134)	170,372
Dividends paid on preferred stock	(67,977)	—	(67,977)
Stock option activity	633	—	633
Stock compensation expense	15,579	—	15,579
Other	1,831	(453)	1,378

June 30, 2008	$3,191,368	$31,624	$3,222,992

16.	Contingencies

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit. The appeals have been held in abeyance pending a ruling on the motion for prejudgment interest. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Consolidated Balance Sheet as of June 30, 2009) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement. On October 27, 2008, a U.S. magistrate judge issued a report recommending the granting of plaintiffs’ motion for prejudgment interest. The report also recommends requiring the surety bond amount to be increased to include prejudgment interest. Mylan submitted objections to the magistrate judge’s recommendations and on July 16, 2009, the district court entered an order adopting the

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

magistrate judge’s report in full. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which will now proceed in the Court of Appeals for the D.C. Circuit.

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

Beginning in September 2003, Mylan, MPI and/or UDL, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double or treble damages, counsel fees and costs, and/or injunctive relief. In each of these matters Mylan, MPI and/or UDL have either moved to dismiss the complaints or have answered the complaints denying liability. Mylan and its subsidiaries intend to defend each of these actions vigorously.

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

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involves whether MPI and UDL may have violated the False Claims Act or other laws by classifying certain authorized generics launched in the 1990’s and early 2000’s as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs until 2005. MPI and UDL deny the government’s allegations and deny that they engaged in any wrongful conduct. Based on the Company’s understanding of the government’s allegations, the alleged difference in rebates for the MPI and UDL products currently at issue may be up to approximately $100.0 million, which includes interest. Remedies under the False Claims Act could include treble damages and penalties. MPI and UDL have been cooperating fully with the government’s investigation and are currently in discussions with the government about a possible resolution of the matter. Additionally, the Company believes that it has contractual and other rights to

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

recover from the innovator a substantial portion of any payments that MPI and UDL may remit to the government. The Company has not recorded any amounts in the consolidated financial statements related to this matter.

Dey is a defendant currently in lawsuits brought by the state AGs of Arizona, California, Florida, Illinois, Iowa, Kansas, Kentucky, Pennsylvania, South Carolina (on behalf of the state and the state health plan), Utah and Wisconsin and the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of most of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey. Dey intends to defend each of these actions vigorously. The Company has approximately $115.6 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $115.6 million in other assets.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending, with the exception of the third-party payor action, in which Mylan’s response to the complaint is not due until the motions filed in the other cases have been decided. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

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

Digitek (R) Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. To date, approximately 578 lawsuits have been filed against Mylan, UDL and Actavis pertaining to the recall. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on our financial position and results of operations.

Pioglitazone

On February 21, 2006, a district court in the United States District Court for the Southern District of New York held that Mylan, MPI and UDL’s pioglitazone abbreviated new drug application (“ANDA”) product infringed a patent asserted against them by Takeda Pharmaceuticals North America, Inc. and Takeda Chemical Industries, Ltd (“Takeda”) and that the patent was enforceable. That same court also held that Alphapharm Pty, Ltd and Genpharm ULC’s pioglitazone ANDA product infringed the Takeda patent and that the patent was valid. Subsequently, the district court granted Takeda’s motion to find the cases to be exceptional and to award attorneys fees and costs in the amounts of $11.4 million from Mylan and $5.4 million from Alphapharm/Genpharm, with interest. Mylan and Alphapharm/Genpharm both separately appealed the underlying patent validity and enforceability determinations and the exceptional case findings to the Court of Appeals for the Federal Circuit, but the findings were affirmed. Although the required amounts were paid in 2009, Mylan and Alphapharm/Genpharm continue to challenge the exceptional case findings and have filed petitions for writ of certiorari with the United States Supreme Court.

EU Commission Proceedings

On or around July 3, 2009, the European Commission stated that it had initiated proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by Matrix Laboratories Limited (“Matrix”) and four other companies, each of which entered into agreements with Servier relating to the product perindopril. The Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. Matrix is cooperating with the Commission in connection with the investigation. Matrix had previously received a request for information from the Commission in January 2009 relating to a 2005 settlement agreement with Servier.

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

17.	Subsequent Events

Management evaluated all activity of Mylan through July 31, 2009 (the issue date of the interim financial statements) and concluded that no subsequent events have occurred that would require recognition in the interim financial statements or disclosure in the notes to the interim financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis addresses material changes in the results of operations and financial condition of Mylan Inc. and subsidiaries (the “Company,” “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Results of Operations and Financial Condition included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2008, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and the Company’s other Securities and Exchange Commission (“SEC”) filings and public disclosures.

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

Acquisition of the Remaining Interest in Matrix Laboratories Limited

On March 26, 2009, the Company announced its plans to buy the remaining public interest in Matrix from its minority shareholders pursuant to a voluntary delisting offer. At the time, the Company owned approximately 71.2% of Matrix through a wholly-owned subsidiary and controlled more than 76% of its voting rights. On June 1, 2009, Mylan announced that it had successfully completed the delisting offer and accepted the discovered price of 211 Rupees per share, which was established by the reverse book building process prescribed by Indian regulations. As of June 30, 2009, the Company completed the purchase of approximately 19% of the remaining interest from the minority shareholders of Matrix for cash of approximately $134.5 million, bringing the Company’s total ownership to approximately 90% and control to approximately 95% of its voting rights. On July 31, 2009, the Company received notice of approval of the delisting application. Matrix’s stock will be suspended from trading on the Bombay and National Stock Exchanges effective August 14, 2009 and will be delisted effective August 21, 2009. Minority shareholders who have not yet tendered their shares may do so during a six-month period following the delisting. The purchase was treated as an equity transaction as required by SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). Under SFAS No. 141(R), subsequent increases or decreases of ownership that do not result in a change in control are accounted for as equity transactions.

Termination of Joint Ventures

During the quarter ended June 30, 2009, Matrix and Aspen Pharmacare Holdings Limited (“Aspen”) terminated two joint ventures in which each held a 50% share; Astrix Laboratories Limited (“Astrix”) and Fine Chemicals Corporation (“FCC”). Under the agreed upon terms, Matrix sold its 50% interest in FCC to Aspen for $23.3 million. At the same time, a wholly-owned subsidiary of Mylan purchased from Aspen its 50% interest in Astrix for $38.9 million. These transactions resulted in a net gain of approximately $10.4 million, which is included in other income, net, in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009. As of the date of purchase, June 1, 2009, the results of Astrix were consolidated with those of Mylan.

The Company accounted for the acquisition of the remaining 50% of Astrix using the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the preliminary estimate of their respective fair values. The purchase price allocation is preliminary and is based on the information that was available as of the acquisition date. Management believes that the information provides a reasonable basis for allocating the purchase price, but the Company is awaiting additional information necessary to finalize the purchase price allocation. The fair values reflected in the consolidated financial statements may be adjusted, and such adjustments could be significant. The Company expects the purchase price allocation to be finalized as soon as possible but no later than one year from the acquisition date.

Biologics Agreement

On June 29, 2009, Mylan announced that it has executed a definitive agreement with Biocon Limited (“Biocon”), a publicly traded company on the Indian stock exchanges, for an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace.

As part of this collaboration, Mylan and Biocon will share development, capital and certain other costs to bring products to market. Mylan will have exclusive commercialization rights in the U.S., Canada, Japan, Australia, New Zealand and in the European Union and European Free Trade Association countries through a profit sharing arrangement with Biocon. Mylan will have co-exclusive commercialization rights with Biocon in all other markets around the world. In conjunction with executing this agreement, Mylan recorded a non-recurring research and development charge related to its up-front, non-refundable obligation pursuant to the agreement.

Financial Summary

Mylan’s financial results for the three months ended June 30, 2009, included total revenues of $1.27 billion compared to $1.20 billion for the three months ended June 30, 2008. This represents an increase in revenues of $63.9 million. Consolidated gross profit for the current quarter was $527.8 million compared to $414.2 million in the same prior year period, an increase of 27.4%. For the current quarter, operating earnings of $174.7 million were realized compared to $74.0 million for the three months ended June 30, 2008.

The net earnings attributable to Mylan Inc. common shareholders for the three months ended June 30, 2009 was $58.1 million, which translates into earnings per diluted share of $0.19. In the same prior year period, the net loss attributable to Mylan Inc. common shareholders was $16.3 million, which translates into a loss per diluted share of $0.05. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations”.

The comparability of results between the two periods is affected by the following:

•	Charges consisting primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of the former Merck Generics business of $70.1 million (pre-tax) during the three months ended June 30, 2009, compared to $112.1 million (pre-tax) in the comparable prior year period.

Mylan’s financial results for the six months ended June 30, 2009, include total revenues of $2.48 billion compared to $2.28 billion for the six months ended June 30, 2008. This represents an increase in revenues of $199.3 million. Consolidated gross profit for the six months ended June 30, 2009 was $1.05 billion compared to $764.4 million in the same prior year period, an increase of 37.8%. For the six months ended June 30, 2009, operating earnings of $402.1 million was realized compared to an operating loss of $297.5 million for the same prior year period.

The net earnings attributable to Mylan Inc. common shareholders for the six months ended June 30, 2009 was $129.4 million, which translates into earnings per diluted share of $0.42. In the same prior year period, the net loss attributable to Mylan Inc. common shareholders was $462.9 million, which translates into a loss per diluted share of $1.52. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations”.

The comparability of results between the two periods is affected by the following:

•	Charges consisting primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of the former Merck Generics business of $139.1 million (pre-tax) during the six months ended June 30, 2009, compared to $230.2 million (pre-tax) in the comparable prior year period;

•	A non-cash impairment loss on the goodwill of the Specialty Segment of $385.0 million (pre-tax and after-tax) recorded during the three months ended March 31, 2008.

Results of Operations

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.27 billion compared to $1.20 billion in the comparable prior year period. This represents an increase of $63.9 million or 5.3%. Net revenues increased $68.5 million, while other revenues decreased $4.7 million. The increase in net revenues is due to higher third-party sales in all three of the Company’s segments. The Generics Segment accounted for the majority of the increase ($41.9 million) followed by the Specialty Segment ($15.8 million) and the Matrix Segment ($10.9 million). Foreign exchange translation had an unfavorable impact on total revenues, due primarily to the strengthening of the U.S. Dollar in comparison to the functional currencies of Mylan’s other subsidiaries, primarily those in Europe, Australia and India. On a constant currency basis, total revenues increased by approximately 13%. See below for a more detailed discussion of each segment.

Gross profit for the three months ended June 30, 2009 was $527.8 million, and gross margins were 41.7%. For the three months ended June 30, 2008, gross profit was $414.2 million, and gross margins were 34.4%. Gross profit for the current quarter is impacted by certain purchase accounting related items recorded during the three months ended June 30, 2009, of approximately $70.1 million, which consisted primarily of incremental amortization related to purchased intangible assets and the inventory step-up associated with the acquisition of the former Merck Generics business. Excluding such items, gross margins would have been approximately 47.2%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $112.1 million. Excluding such items, gross margins in the prior year would have been approximately 43.7%. Margin improvement was realized by each of the Company’s segments, with the most significant increase due primarily to the contribution from products launched in North America subsequent to June 30, 2008. In the first quarter of 2009, Mylan launched divalproex sodium extended-release (“divalproex ER”) tablets, the generic version of Abbott Laboratories’ Depakote® ER. Products generally contribute most significantly to gross margin at the time of their launch, when there is limited generic competition and even more so in periods of market exclusivity, as was the case with divalproex ER for the quarter ended June 30, 2009.

Generics Segment

For the current quarter, the Generics Segment reported total revenues of $1.03 billion. Generics Segment total revenues are derived from sales primarily in or from the U.S. and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”) and Australia, Japan and New Zealand (collectively, “Asia Pacific”).

Total revenues from North America were $533.3 million for the three-month period ended June 30, 2009, compared to $452.0 million for the three months ended June 30, 2008, an increase of $81.3 million or 18.0%. This increase is the result of revenue from products launched subsequent to June 30, 2008, and favorable volume, partially offset by unfavorable pricing. New products contributed net revenues of $112.2 million, the majority of which was divalproex ER.

Fentanyl, Mylan’s AB-rated generic alternative to Duragesic®, continued to contribute significantly to both revenue and gross profit despite the entrance into the market of additional generic competition. Sales of fentanyl have remained relatively strong primarily due to Mylan’s ability to continue to be a stable and reliable source of supply to the market. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Competition on fentanyl in the future could continue to have an unfavorable impact on pricing and market share.

Total revenues from EMEA were $367.8 million for the three-month period ended June 30, 2009, compared to $389.8 million for the comparable prior year period. On a constant currency basis, EMEA revenues increased by approximately 10%.

Within EMEA, approximately 70% of net revenues are derived from the three largest markets: France, the U.K. and Germany. Revenues in France increased as a result of new product launches and higher volumes. Revenues in the U.K. increased over the same period in the prior year which was negatively impacted by excess supply in the market. These increases served to offset lower revenues in Germany. A number of markets in which we operate have implemented or may implement “tender systems” for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a negative impact on sales and gross profit in these markets. The German market is one that has begun to implement tender systems. Current quarter revenues in Germany were negatively impacted by the price reductions as a result of these tenders, as well as general pricing pressure on its non-tender business and the loss of exclusivity on certain Statutory Health Insurance contracts. Also contributing to EMEA’s total revenues in the current quarter are sales from the Central and Eastern European businesses acquired in June 2008.

Total revenues from Asia Pacific were $127.9 million for the three-month period ended June 30, 2009, compared to $141.4 million for the three months ended June 30, 2008, representing a decrease of $13.5 million or 9.5%. The majority of revenues from Asia Pacific are contributed by Alphapharm, Mylan’s Australian subsidiary, with the remainder comprised of sales in Japan and New Zealand.

On a constant currency basis, Asia Pacific revenues increased slightly. This increase is a result of increased volumes and new product launches in Australia, partially offset by unfavorable pricing which resulted from the government mandated pricing reform that took place in Australia in July of 2008. Additionally, revenues contributed by Mylan’s Japanese subsidiary increased, driven by certain pro-generic measures implemented by the Japanese government and new product launches.

Certain markets in which the Company does business have recently undergone government-imposed price reductions, thereby increasing pricing pressures on pharmaceutical products. This is true in Australia as well as several European countries. Such measures, along with the tender systems discussed above, are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic substitution.

For the three months ended June 30, 2009, the segment profitability for the Generics Segment was $309.9 million compared to $226.3 million in the prior year comparable period. This increase is the result of higher revenues and gross profit, mainly from North America, as well as lower R&D expense as discussed below.

Specialty Segment

For the current quarter, the Specialty Segment reported total revenues of $129.9 million, of which $122.8 million represented third-party sales, compared to total revenues of $116.0 million in the same prior year period, of which $105.9 million represented third-party sales. The Specialty Segment consists of Dey, which focuses on the development, manufacturing and marketing of specialty pharmaceuticals in the respiratory and severe allergy markets. The most significant contributor to Specialty Segment revenues and profitability is EpiPen®, an epinephrine auto-injector, which is used in the treatment of severe allergies. EpiPen is the number one prescribed treatment for severe allergic reactions with a U.S market share of over 95%.

In addition to the continued strong sales of EpiPen, the increase in third-party revenues is due primarily to increased sales of Perforomist® Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease.

Segment profitability for the current quarter was $29.8 million compared to $19.7 million in the comparable three-month period. The increase is the result of increased revenue and gross profit as operating expenses were consistent when comparing the periods.

Matrix Segment

For the three months ended June 30, 2009, the Matrix Segment reported total revenues of $133.5 million, of which $116.9 million represented third-party sales compared to total revenues of $118.8 million, of which $104.6 million represented third party sales, during the prior year comparable period. Approximately 50% of the Matrix Segment’s third-party net revenues are derived from the sale of API and intermediates, and approximately 13% comes from its distribution business in Europe. The majority of the remainder came from sales of Matrix’s finished dose form (“FDF”) anti-retroviral (“ARV”) products, which was the primary driver of the increase in sales. Matrix launched its FDF business in late calendar year 2007. The 11.8% increase in third-party revenues is primarily due to higher revenue from the sale of first-line ARV FDF products. On a constant currency basis, the increase in third-party sales would have been approximately 29%.

In addition to third party net revenue, Matrix realized other revenue of $12.9 million in the current quarter through intersegment product development agreements compared to $11.3 million in the same prior year period. Intersegment net revenue consists of API sales to the Generics Segment primarily in conjunction with Mylan’s vertical integration strategy.

Segment profitability for the Matrix Segment for the current quarter was $10.9 million compared to $6.3 million in the comparable three-month period. This increase is the result of increased revenue and gross profit, including the intersegment development agreements discussed previously, partially offset by increased R&D spending.

Operating Expenses

R&D expense for the three months ended June 30, 2009, was $74.0 million compared to $80.8 million in the same prior year period, a decrease of $6.8 million. The decrease was primarily realized by the Generics Segment and is reflective of certain restructuring activities undertaken by the Company with respect to the previously announced rationalization and optimization of the global manufacturing and research and development platforms. Additionally, R&D expense was favorably impacted by foreign currency fluctuations and the timing of certain 2009 development projects. These decreases were partially offset by a non-recurring, up-front payment of $18.0 million made with respect to the Company’s execution of a co-development agreement that was entered into during the three months ended June 30, 2009.

SG&A expense for the current quarter was $279.0 million compared to $259.5 million for the same period in the prior year, an increase of $19.5 million. This increase was primarily recognized by Corporate/Other. The increase in Corporate/Other SG&A expense is due primarily to higher payroll and payroll related costs and increased legal and consulting costs, including those associated with the purchase, during the quarter, of additional shares in Matrix. The increase in payroll and payroll related costs includes increased headcount as the Company expanded its corporate infrastructure following the acquisition of the former Merck Generics business. Partially offsetting these items are lower integration costs, which were much more significant in the prior year, and the favorable impact of foreign currency fluctuations.

Interest Expense

Interest expense for the three months ended June 30, 2009, totaled $78.2 million compared to $92.4 million for the three months ended June 30, 2008. The decrease is due to the reduction of our outstanding debt balance through repayments made in December 2008 and March 2009, as well as lower overall interest rates.

Other Income, net

Other income, net was $25.3 million in the current quarter compared to $7.9 million in the comparable three-month period. The increase is primarily due to a favorable adjustment of $13.9 million to the restructuring reserve as a result of a reduction in the estimated remaining spending on accrued projects, as well as a net gain of $10.4 million realized on the termination of two joint ventures between Matrix and Aspen Pharmacare Holdings Limited (“Aspen”).

Income Tax Expense

The Company recorded a provision for income tax of $26.2 million for the three-month period ending June 30, 2009 compared to a benefit of $28.9 million in the comparable prior year quarter. The fluctuation is due to the deductibility of certain foreign attributes and changes in unrecognized losses of certain foreign subsidiaries.

Six Months Ended June 30, 2009, Compared to Six Months Ended June 30, 2008

Total Revenues and Gross Profit

For the six months ended June 30, 2009, Mylan reported total revenues of $2.48 billion compared to $2.28 billion in the same prior year period. This represents an increase of $199.3 million or 8.8%. Net revenues increased $174.5 million, while other revenues increased $24.8 million. The increase in net revenues is due to higher third-party sales in all three of the Company’s segments. The Generics Segment accounted for the majority of the increase ($131.3 million) followed by the Matrix Segment ($25.2 million) and the Specialty Segment ($18.0 million). On a constant currency basis, total revenues increased by approximately 17%. See below for a more detailed discussion of each segment.

The increase in other revenues in the six-month period was the result of approximately $26.0 million of incremental revenue resulting from the cancellation of product development agreements for which the revenue had been previously deferred. Prior to the termination of these agreements, Mylan had been amortizing the previously received non-refundable, upfront payments over a period of several years.

Gross profit for the six months ended June 30, 2009 was $1.05 billion, and gross margins were 42.5%. For the six months ended June 30, 2008, gross profit was $764.4 million, and gross margins were 33.6%. Gross profit for the current year to date period is impacted by certain purchase accounting related items recorded during the six months ended June 30, 2009, of approximately $139.1 million, which consisted primarily of incremental amortization related to purchased intangible assets and the inventory step-up associated with the acquisition of the former Merck Generics business. Excluding such items, gross margins would have been approximately 48.1%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $230.2 million. Excluding such items, gross margins in the prior year would have been approximately 43.7%. The increase in gross margins excluding purchase accounting related items is due primarily to the launch of new products in North America.

Generics Segment

For the six months ended June 30, 2009, the Generics Segment reported total revenues of $2.06 billion. Total revenues from North America were $1.12 billion for the six-month period ended June 30, 2009, compared to $840.8 million for the six months ended June 30, 2008. Included in total revenues are other revenues of $43.5 million in the current year compared to $10.0 million in the prior year. This increase is the result of approximately $26.0 million of incremental revenue resulting from the cancellation of product development agreements.

North America net revenues were $1.08 billion in the six-month period compared to $830.9 million in the prior year, an increase of $245.0 million or 29.5%. This increase is the result of revenue from new products and favorable volume, partially offset by unfavorable pricing. New products contributed net revenues of $250.1 million, the majority of which was divalproex ER.

Fentanyl continued to contribute significantly to both revenue and gross profit despite the entrance into the market of additional generic competition. Sales of fentanyl have remained relatively strong primarily due to Mylan’s ability to continue to be a stable and reliable source of supply to the market. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Competition on fentanyl in the future could have an unfavorable impact on pricing and market share.

Total revenues from EMEA were $700.6 million for the six-month period ended June 30, 2009, compared to $778.7 million for the comparable prior year period. On a constant currency basis, EMEA revenues increased by approximately 5% over the prior year.

Increased revenues in France, driven mainly by new product launches, and a full six months of revenue contribution from the Central and Eastern European businesses served to offset lower revenues brought about by continued pricing pressures in certain European markets such as Germany and Portugal. A number of markets in which we operate have implemented or may implement “tender systems” for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a further negative impact on sales and gross profit in these markets.

Total revenues from Asia Pacific were $236.9 million for the six-month period ended June 30, 2009, compared to $270.2 million for the six months ended June 30, 2008, representing a decrease of $33.3 million or 12.3%. On a constant currency basis, Asia Pacific sales declined by less than 1%, primarily as a result of the government mandated pricing reform that took place in Australia in calendar year 2008. This decrease in revenues at Alphapharm was partially offset by an increase in revenues at Mylan’s Japanese subsidiary, driven by certain pro-generic measures implemented by the Japanese government.

Certain markets in which the Company does business have recently undergone government-imposed price reductions, thereby increasing pricing pressures on pharmaceutical products. This is true in Australia as well as several European countries.. Such measures, along with the tender systems discussed above, are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic substitution.

For the six months ended June 30, 2009, the segment profitability for the Generics Segment was $666.5 million compared to $419.2 million in the prior year comparable period. This increase is the result of higher revenues and gross profit, mainly from North America, as well as lower operating expenses, primarily R&D as discussed below.

Specialty Segment

For the six months ended June 30, 2009, the Specialty Segment reported total revenues of $213.6 million, of which $202.2 million represented third-party sales, compared to total revenues of $205.4 million in the same prior year period, of which $183.0 million represented third-party sales. EpiPen continued to be the most significant contributor to Specialty Segment revenues and profitability .

Increased sales of EpiPen and Perforomist in the current year were partially offset by lower revenue from DuoNeb for which patent protection was lost in late 2007. The additional competition which followed the loss of patent protection has not only affected Dey’s sales of the branded product, but also impacted the profit share received from sales of the licensed generic.

Segment profitability for the six months ended June 30, 2009 was $31.7 million compared to $22.2 million in the comparable six-month period. This increase is the result of higher gross profit as well as lower operating expenses.

Matrix Segment

For the six months ended June 30, 2009, the Matrix Segment reported total revenues of $259.4 million, of which $219.5 million represented third-party sales compared to total revenues of $222.3 million, of which $192.3 million represented third party sales, during the prior year comparable period. The 14.2% increase in third-party revenues is due primarily to the higher revenue from the sale of first-line ARV FDF products. On a constant currency basis, third-party sales increased by approximately 35%.

In addition to third party net revenue, Matrix realized other revenue of $33.1 million in the six months ended June 30, 2009 through intersegment product development agreements compared to $23.0 million in the same prior year period. Intersegment net revenue consists of API sales to the Generics Segment primarily in conjunction with Mylan’s vertical integration strategy.

Segment profitability for the Matrix Segment for six months ended June 30, 2009 was $33.6 million compared to $10.0 million in the comparable six-month period. This increase is the result of increased revenue and gross profit, including the intersegment development agreements discussed above.

Operating Expenses

R&D expense for the six months ended June 30, 2009, was $132.9 million compared to $164.6 million in the same prior year period, a decrease of $31.7 million. The decrease was primarily realized by the Generics Segment and is reflective of certain restructuring activities undertaken by the Company with respect to the previously announced rationalization and optimization of the global manufacturing and research and development platforms. Additionally, R&D expense was favorably impacted by foreign currency fluctuations. These decreases were partially offset by a non-recurring, up-front payment of $18.0 million made with respect to the Company’s execution of a co-development agreement that was entered into during the six months ended June 30, 2009.

SG&A expense for the six months ended June 30, 2009 was $518.6 million compared to $512.4 million for the same period in the prior year, an increase of $6.2 million. This increase was the result of higher Corporate/Other SG&A expense as lower costs were realized by each of the segments, mainly as a result of the favorable impact of foreign exchange. The increase in Corporate/Other SG&A expense is due primarily to an increase in professional and consulting fees as well as higher payroll and payroll related costs.

Interest Expense

Interest expense for the six months ended June 30, 2009, totaled $163.2 million compared to $188.9 million for the six months ended June 30, 2008. The decrease is due to the reduction of our outstanding debt balance through repayments made in December 2008 and March 2009, as well as lower overall interest rates.

Other Income, net

Other income, net was $29.5 million in the current six-month period compared to $14.8 million in the comparable six-month period. The increase is primarily due to a favorable adjustment of $13.9 million to the restructuring reserve as a result of a reduction in the estimated remaining spending on accrued projects, as well as a net gain of $10.4 million realized on the termination of two joint ventures between Matrix and Aspen.

Income Tax Expense

The Company recorded income tax expense of $63.6 million for the six-month period ending June 30, 2009 compared to a benefit of $76.0 million in the comparable prior year period. The fluctuation in the tax provision is due to the deductibility of certain foreign attributes and changes in unrecognized losses of certain foreign subsidiaries. In the six-month period ending June 30, 2008, a pre-tax operating loss was offset by the non-deductible goodwill impairment charge related to Dey.

Liquidity and Capital Resources

Cash flows from operating activities were $336.2 million for the six months ended June 30, 2009. The amount consists primarily of net earnings and non-cash addbacks for depreciation and amortization, partially offset by a decrease in cash from net changes in operating assets and liabilities.

Cash used in investing activities for the six months ended June 30, 2009 was $206.3 million, consisting primarily of $134.5 million which was spent to acquire additional shares of Matrix and $38.9 million which was used to acquire the additional 50% interest in the Astrix joint venture. Partially offsetting these cash outflows was the receipt of $23.3 million consisting of the proceeds from Matrix’s sale of its 50% in the FCC joint venture.

Also within investing activities, capital expenditures of $53.0 million were incurred primarily for equipment, including with respect to the Company’s previously announced planned expansions and integration plans with respect to the acquisition of the former Merck Generics business.

Cash used in financing activities was $259.0 million for the six months ended June 30, 2009. Cash dividends of $69.5 million were paid on the Company’s 6.50% mandatory convertible preferred stock. Additionally, the Company made repayments on its long-term debt in the amount of $172.2 million. These payments primarily consist of the prepayment of amounts due in 2010 under the Company’s Senior Credit Agreement.

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

The Company’s Condensed Consolidated Balance Sheet as of June 30, 2009 includes restructuring reserves of $62.3 million. Spending against this balance, which consists primarily of severance and related costs and costs associated with the previously announced rationalization and optimization of the Company’s global manufacturing and research and development platforms, is expected to occur over the next two to three years.

Additionally, as finalization of these plans is still in progress, the Company has not yet estimated the total amount expected to be incurred in connection with such activities. However, Mylan expects that the majority of such costs will relate to one-time termination benefits and certain asset write-downs, which could be significant.

On May 7, 2009, at the annual shareholders’ meeting, Mylan’s shareholders approved an increase in the number of authorized shares of Mylan’s common stock from 600,000,000 to 1,500,000,000. In addition, the shareholders approved an increase in shares that may be issued under the Company’s 2003 Long-Term Incentive Plan as restricted shares, restricted units, performance shares and other stock-based awards from 5,000,000 to 8,000,000.

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

At June 30, 2009 and December 31, 2008, the Company had $94.9 million and $83.6 million in letters of credit outstanding.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at June 30, 2009, excluding the discount and conversion feature, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
	(In thousands)

2009	$—	$—	$—	$—	$—	$—	$—
2010	—	—	—	—	—	—	—
2011	62,500	98,376	25,560	7,369	—	—	193,805
2012	78,125	122,970	25,560	7,369	600,000	—	834,024
2013	78,125	122,970	25,560	7,369	—	—	234,024
2014	—	—	2,402,640	692,730	—	—	3,095,370
Thereafter	—	—	—	—	—	575,000	575,000

Total	$218,750	$344,316	$2,479,320	$714,837	$600,000	$575,000	$4,932,223

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codificationtm (“Codification”) as the single source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 will not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more disclosures about transfers of financial assets, including securitization transactions and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 enhances disclosures reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS No. 166 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting SFAS No. 166.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company adopted the requirements of this standard for the quarter ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2 and FAS 124-2”). FSP No. FAS 115-2 and FAS 124-2 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP No. FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of FSP No. FAS 107-1 and APB 28-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

On January 1, 2009, the Company adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP No. APB 14-1”). Under the new rules, for convertible debt instruments (including the Company’s Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, entities now separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules, as they apply to the Company’s Senior Convertible Notes, is that the equity component is included in the additional paid-in capital section of shareholders’ equity on the Company’s consolidated balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense results through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over their term. FSP No. APB 14-1 requires retrospective application as disclosed below.

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

The Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008, as originally reported and as adjusted for the adoption of FSP No. APB 14-1 and SFAS No. 160, are as follows:

	Three Months Ended
	June 30,
	2008	2008
		As Adjusted
	(In thousands, except per share amounts)

Interest expense	$86,489	$92,386
Loss before income taxes and noncontrolling interest	(4,634)	(10,531)
Income tax benefit	(30,955)	(28,905)
Net earnings	26,321	18,374
Net loss attributable to the noncontrolling interest	72	72
Net loss attributable to Mylan Inc. common shareholders	(8,366)	(16,313)
Loss per common share attributable to Mylan Inc.:
Basic	$(0.03)	$(0.05)

Diluted	$(0.03)	$(0.05)

Weighted average common shares outstanding:
Basic	304,284	304,284

Diluted	304,284	304,284

	Six Months Ended
	June 30,
	2008	2008
		As Adjusted
	(In thousands, except per share amounts)

Interest expense	$177,236	$188,865
Loss before income taxes and noncontrolling interest	(459,956)	(471,585)
Income tax benefit	(75,060)	(76,026)
Net loss	(384,896)	(395,559)
Net loss attributable to the noncontrolling interest	2,114	2,114
Net loss attributable to Mylan Inc. common shareholders	(452,259)	(462,922)
Loss per common share attributable to Mylan Inc.:
Basic	$(1.49)	$(1.52)

Diluted	$(1.49)	$(1.52)

Weighted average common shares outstanding:
Basic	304,233	304,233

Diluted	304,233	304,233

The Company’s Condensed Consolidated Balance Sheet as originally reported and as adjusted for the adoption of FSP No. APB 14-1 and SFAS No. 160, is as follows:

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit. The appeals have been held in abeyance pending a ruling on the motion for prejudgment interest. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Consolidated Balance Sheet as of June 30, 2009) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement. On October 27, 2008, a U.S. magistrate judge issued a report recommending the granting of plaintiffs’ motion for prejudgment interest. The report also recommends requiring the surety bond amount to be increased to include prejudgment interest. Mylan submitted objections to the magistrate judge’s recommendations and on July 16, 2009, the district court entered an order adopting the magistrate judge’s report in full. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which will now proceed in the Court of Appeals for the D.C. Circuit.

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

Beginning in September 2003, Mylan, MPI and/or UDL, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state AGs and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double or treble damages, counsel fees and costs, and/or injunctive relief. In each of these matters Mylan, MPI and/or UDL have either moved to dismiss the complaints or have answered the complaints denying liability. Mylan and its subsidiaries intend to defend each of these actions vigorously.

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

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involves whether MPI and UDL may have violated the False Claims Act or other laws by classifying certain authorized generics launched in the 1990’s and early 2000’s as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs until 2005. MPI and UDL deny the government’s allegations and deny that they engaged in any wrongful conduct. Based on the Company’s understanding of the government’s allegations, the alleged difference in rebates for the MPI and UDL products currently at issue may be up to approximately $100.0 million, which includes interest. Remedies under the False Claims Act could include treble damages and penalties. MPI and UDL have been cooperating fully with the government’s investigation and are currently in discussions with the government about a possible resolution of the matter. Additionally, the Company believes that it has contractual and other rights to recover from the innovator a substantial portion of any payments that MPI and UDL may remit to the government. The Company has not recorded any amounts in the consolidated financial statements related to this matter.

Dey is a defendant currently in lawsuits brought by the state AGs of Arizona, California, Florida, Illinois, Iowa, Kansas, Kentucky, Pennsylvania, South Carolina (on behalf of the state and the state health plan), Utah and Wisconsin and the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of most of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey. Dey intends to defend each of these actions vigorously. The Company has approximately $115.6 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $115.6 million in other assets.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each action are pending, with the exception of the third-party payor action, in which Mylan’s response to the complaint is not due until the motions filed in the other cases have been decided. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

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

Digitek (R) Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. To date, approximately 578 lawsuits have been filed against Mylan, UDL and Actavis pertaining to the recall. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on our financial position and results of operations.

Pioglitazone

On February 21, 2006, a district court in the United States District Court for the Southern District of New York held that Mylan, MPI and UDL’s pioglitazone abbreviated new drug application (“ANDA”) product infringed a patent asserted against them by Takeda Pharmaceuticals North America, Inc. and Takeda Chemical Industries, Ltd (“Takeda”) and that the patent was enforceable. That same court also held that Alphapharm Pty, Ltd and Genpharm ULC’s pioglitazone ANDA product infringed the Takeda patent and that the patent was valid. Subsequently, the district court granted Takeda’s motion to find the cases to be exceptional and to award attorneys fees and costs in the amounts of $11.4 million from Mylan and $5.4 million from Alphapharm/Genpharm, with interest. Mylan and Alphapharm/Genpharm both separately appealed the underlying patent validity and enforceability determinations and the exceptional case findings to the Court of Appeals for the Federal Circuit, but the findings were affirmed. Although the required amounts were paid in 2009, Mylan and Alphapharm/Genpharm continue to challenge the exceptional case findings and have filed petitions for writ of certiorari with the United States Supreme Court.

EU Commission Proceedings

On or around July 3, 2009, the European Commission stated that it had initiated proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by Matrix Laboratories Limited (“Matrix”) and four other companies, each of which entered into agreements with Servier relating to the product perindopril. The Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. Matrix is cooperating with the Commission in connection with the investigation. Matrix had previously received a request for information from the Commission in January 2009 relating to a 2005 settlement agreement with Servier.

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

WE MAY FAIL TO REALIZE THE EXPECTED COST SAVINGS, GROWTH OPPORTUNITIES AND OTHER BENEFITS ANTICIPATED FROM THE ACQUISITIONS OF THE FORMER MERCK

GENERICS BUSINESS AND A CONTROLLING INTEREST IN MATRIX, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

The European Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan’s subsidiary, Mylan S.A.S, acting on behalf of Mylan EU affiliates, has responded to questionnaires and has produced documents and other information in connection with the inquiry. The Commission has not alleged that the Company or any of its EU subsidiaries have engaged in any unlawful practices. Matrix has likewise received a request for information from the EU Commission. In addition, the Commission has initiated antitrust proceedings to investigate settlements entered into between Les Laboratories Servier (“Servier”) and Matrix and four other companies relating to the product perindopril. If either of these inquires were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In addition, our financial performance and the market price of our securities may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees and develop and operate our manufacturing facilities in India could be adversely affected if India does not successfully meet these challenges.

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

OUR SPECIALTY BUSINESS DEVELOPS, FORMULATES, MANUFACTURES OR IN-LICENSES AND MARKETS BRANDED PRODUCTS THAT ARE SUBJECT TO RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our branded products, developed, formulated, manufactured (or alternatively, in-licensed) and marketed by our specialty business may be subject to the following risks, among others:

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

The following provides a summary of votes cast for the proposals on which our shareholders voted at our Annual Meeting of Shareholders held on May 7, 2009.

Proposal No. 1 — Election of Nine Directors.

Nominee	For	Withheld

Milan Puskar	244,807,616	7,005,886
Robert J. Coury	245,408,826	6,404,676
Wendy Cameron	164,615,845	87,197,658
Neil Dimick, C.P.A.	238,286,701	13,526,801
Douglas J. Leech, C.P.A	138,225,923	113,587,580
Joseph C. Maroon, M.D.	165,028,271	86,785,231
Rodney L. Piatt, C.P.A.	164,717,336	87,096,167
C.B. Todd	245,967,890	5,845,612
Randall L. Vanderveen, Ph.D.	246,727,992	5,085,510

Proposal No. 2 — To approve an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock from 600,000,000 to 1,500,000,000.

For	Against	Abstain	Broker Non-Votes

205,725,090	45,196,483	891,923	109

Proposal No. 3 — To approve an amendment to the Company’s 2003 Long-Term Incentive Plan to allocate 3,000,000 shares currently available under the Plan to the amount issuable as restricted shares, restricted units, performance shares or other stock-based awards.

For	Against	Abstain	Broker Non-Votes

172,906,004	15,830,226	856,897	62,220,478

Proposal No. 4 — To consider a proposal to amend the Company’s Bylaws to include a majority voting standard in an uncontested election of directors.

For	Against	Abstain	Broker Non-Votes

164,281,672	10,533,646	4,921,194	72,077,093

Proposal No. 5 — To ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

For	Against	Abstain

247,462,021	3,432,916	918,662

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1		Amended and Restated Articles of Incorporation of the registrant, as amended to date.
3.2		Bylaws of the registrant, as amended to date.
4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4	.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4	.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.4		Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.1		Executive Employment Agreement dated as of June 1, 2009, by and between the registrant and Jolene Varney.
10.2		Transition and Succession Agreement dated as of June 1, 2009, by and between the registrant and Jolene Varney.
10.3		Amended and Restated 2003 Long-Term Incentive Plan, as amended to date.
31.1		Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc.
(Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Chairman and Chief Executive Officer

July 31, 2009

/s/  Jolene L. Varney
Jolene L. Varney
Executive Vice President and Chief Financial Officer
(Principal financial officer)

July 31, 2009

/s/  Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President and Corporate Controller
(Principal accounting officer)

July 31, 2009

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date.
3.2	Bylaws of the registrant, as amended to date.
10.1	Executive Employment Agreement dated as of June 1, 2009, by and between the registrant and Jolene Varney.
10.2	Transition and Succession Agreement dated as of June 1, 2009, by and between the registrant and Jolene Varney.
10.3	Amended and Restated 2003 Long-Term Incentive Plan, as amended to date.
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.