Form 10-Q
period 2009-09-30
MYLAN INC.
filed 2009-10-30
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	October 28, 2009

$0.50 par value	305,584,189

*	The registrant has not yet been phased into the interactive data requirements.

MYLAN INC. AND SUBSIDIARIES

FORM 10-Q
For the Quarterly Period Ended
September 30, 2009

INDEX

		Page
		Number

PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1:	Condensed Consolidated Financial Statements
	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	3
	Condensed Consolidated Balance Sheets — September 30, 2009 and December 31, 2008 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2009 and 2008 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	31
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4:	Controls and Procedures	43

PART II. OTHER INFORMATION
Item 1:	Legal Proceedings	43
Item 1A:	Risk Factors	47
Item 5:	Other Information	65
Item 6:	Exhibits	66
SIGNATURES		68
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Period Ended September 30,
	Three Months		Nine Months
	2009	2008	2009	2008
	(Unaudited; in thousands, except per share amounts)

Revenues:
Net revenues	$1,255,708	$1,191,010	$3,679,868	$3,440,680
Other revenues	8,366	465,838	61,100	493,750

Total revenues	1,264,074	1,656,848	3,740,968	3,934,430
Cost of sales	759,094	745,711	2,182,488	2,258,863

Gross profit	504,980	911,137	1,558,480	1,675,567

Operating expenses:
Research and development	69,812	74,721	202,665	239,320
Impairment loss on goodwill	—	—	—	385,000
Selling, general and administrative	259,609	275,584	780,953	787,953
Litigation settlements, net	114,281	—	111,530	—

Total operating expenses	443,702	350,305	1,095,148	1,412,273

Earnings from operations	61,278	560,832	463,332	263,294
Interest expense	77,034	93,540	240,209	282,405
Other income, net	243	5,766	29,741	20,583

(Loss) earnings before income taxes and noncontrolling interest	(15,513)	473,058	252,864	1,472
Income tax (benefit) provision	(11,092)	256,088	52,539	180,062

Net (loss) earnings	(4,421)	216,970	200,325	(178,590)
Net (earnings) loss attributable to the noncontrolling interest	(841)	151	(6,658)	2,266

Net (loss) earnings attributable to Mylan Inc. before preferred dividends	(5,262)	217,121	193,667	(176,324)
Preferred dividends	34,759	34,759	104,276	104,236

Net (loss) earnings attributable to Mylan Inc. common shareholders	$(40,021)	$182,362	$89,391	$(280,560)

(Loss) earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$(0.13)	$0.60	$0.29	$(0.92)

Diluted	$(0.13)	$0.47	$0.29	$(0.92)

Weighted average common shares outstanding:
Basic	305,285	304,449	304,951	304,305

Diluted	305,285	458,350	306,086	304,305

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited; in thousands,
	except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$584,411	$557,147
Restricted cash	63,346	40,309
Available-for-sale securities	34,034	42,260
Accounts receivable, net	1,102,380	1,164,613
Inventories	1,119,042	1,065,990
Deferred income tax benefit	247,755	199,278
Prepaid expenses and other current assets	110,961	105,076

Total current assets	3,261,929	3,174,673
Property, plant and equipment, net	1,085,174	1,063,996
Intangible assets, net	2,465,869	2,453,161
Goodwill	3,316,654	3,161,580
Deferred income tax benefit	46,130	16,493
Other assets	586,812	539,956

Total assets	$10,762,568	$10,409,859

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$476,605	$498,815
Short-term borrowings	167,074	151,109
Income taxes payable	59,882	92,158
Current portion of long-term debt and other long-term obligations	7,727	5,099
Deferred income tax liability	3,280	1,935
Other current liabilities	868,768	795,534

Total current liabilities	1,583,336	1,544,650
Long-term debt	5,128,827	5,078,937
Other long-term obligations	405,298	422,052
Deferred income tax liability	573,215	577,379

Total liabilities	7,690,676	7,623,018

Equity
Mylan Inc. shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000
Shares issued: 2,139,000	1,070	1,070
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000 and 600,000,000 as of September 30, 2009 and December 31, 2008
Shares issued: 395,767,460 and 395,368,062 as of September 30, 2009 and December 31, 2008	197,884	197,684
Additional paid-in capital	3,824,302	3,955,725
Retained earnings	655,985	566,594
Accumulated other comprehensive loss	(45,335)	(380,802)

	4,633,906	4,340,271
Noncontrolling interest	13,057	29,108
Less treasury stock — at cost
Shares: 90,220,543 and 90,635,441 as of September 30, 2009 and December 31, 2008	1,575,071	1,582,538

Total equity	3,071,892	2,786,841

Total liabilities and equity	$10,762,568	$10,409,859

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(Unaudited; in thousands)

Cash flows from operating activities:
Net earnings (loss)	$200,325	$(178,590)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	296,949	327,791
Stock-based compensation expense	23,591	23,188
Net earnings from equity method investees	(1,231)	(3,165)
Change in estimated sales allowances	62,288	22,115
Deferred income tax benefit	(82,036)	(76,154)
Impairment loss on goodwill	—	385,000
Other non-cash items	52,515	24,812
Litigation settlements, net	111,530	—
Changes in operating assets and liabilities:
Accounts receivable	48,390	(135,293)
Inventories	11,188	(98,812)
Trade accounts payable	(57,854)	(35)
Income taxes	(59,038)	92,346
Deferred revenue	(24,029)	(110,021)
Other operating assets and liabilities, net	(36,038)	(24,009)

Net cash provided by operating activities	546,550	249,173

Cash flows from investing activities:
Capital expenditures	(83,135)	(101,699)
Increase in restricted cash	(22,861)	(44,828)
Cash paid for acquisitions	(211,209)	—
Proceeds from sale of equity-method investee	23,333	—
Purchase of available-for-sale securities	(4,278)	(17,509)
Proceeds from sale of available-for-sale securities	14,970	60,109
Other items, net	237	4,716

Net cash used in investing activities	(282,943)	(99,211)

Cash flows from financing activities:
Cash dividends paid	(104,276)	(102,736)
Payment of financing fees	—	(13,954)
Purchase of bond hedge	—	(161,173)
Proceeds from issuance of warrants	—	62,560
Change in short-term borrowings, net	(260)	46,054
Proceeds from long-term debt	6,236	581,547
Payment of long-term debt	(153,315)	(392,213)
Proceeds from exercise of stock options	8,803	1,098
Other items, net	—	(260)

Net cash (used in) provided by financing activities	(242,812)	20,923

Effect on cash of changes in exchange rates	6,469	579

Net increase in cash and cash equivalents	27,264	171,464
Cash and cash equivalents — beginning of period	557,147	484,202

Cash and cash equivalents — end of period	$584,411	$655,666

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

The interim results of operations for the three and nine months ended September 30, 2009 and the interim cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

Management evaluated all activity of Mylan through October 30, 2009 (the issue date of the interim financial statements) and concluded that no subsequent events have occurred that would require recognition in the interim financial statements or disclosure in the notes to the interim financial statements, other than as discussed elsewhere in the Notes to Condensed Consolidated Financial Statements.

2.	Revenue Recognition and Accounts Receivable

Revenue is recognized for product sales when title and risk of loss pass to the Company’s customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. No revisions were made to the methodology used in determining these provisions during the nine months ended September 30, 2009. Accounts receivable are presented net of allowances relating to these provisions. Such allowances were $546.8 million and $496.5 million as of September 30, 2009 and December 31, 2008. Other current liabilities include $250.9 million and $238.9 million at September 30, 2009 and December 31, 2008, for certain rebates and other adjustments that are payable to indirect customers.

3.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (as codified in the FASB Accounting Standards Codificationtm (“ASC” or “Codification”) topic 105, Generally Accepted Accounting Principles (“ASC 105”)). This update to ASC 105 establishes the Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This update to ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following this update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The Company adopted the requirements of this standard for the quarter ended September 30, 2009. The adoption of this

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

update to ASC 105 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. All accounting references have been updated, and therefore SFAS references have been augmented with ASC references. In future filings all accounting references will refer to the Codification only.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140 (as codified in ASC topic 860, Transfers and Servicing (“ASC 860”)). This update to ASC 860 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (which is codified in ASC 860), and will require more disclosures about transfers of financial assets, including securitization transactions and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This update to ASC 860 enhances disclosures reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. This update to ASC 860 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this update to ASC 860.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (as codified in ASC topic 855, Subsequent Events (“ASC 855”)). This update to ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of this update to ASC 855 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (as codified in ASC topic 320, Investments — Debt and Equity Securities (“ASC 320”)). This update to ASC 320 amends SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (all of which are codified in ASC 320), to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of this update to ASC 320 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (as codified in ASC topic 825, Financial Instruments (“ASC 825”)). This update to ASC 825 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of ASC 825. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. This update to ASC 825 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Company adopted the requirements of this standard as of June 30, 2009. The adoption of this update to ASC 825 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

On January 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (as codified in ASC topic 470, Debt (“ASC 470”)). Under the new rules, for convertible debt instruments (including the Company’s Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, entities now separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules, as they apply to the Company’s Senior Convertible Notes, is that the equity component is included in the additional paid-in capital section of shareholders’ equity on the Company’s consolidated balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense results through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over their term. This update to ASC 470 requires retrospective application as disclosed below.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB 51 (as codified in ASC topic 810, Consolidation (“ASC 810”)). This update to ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (which is codified in ASC 810), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This update to ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.

The Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008, as originally reported and as adjusted for the adoption of the aforementioned updates to ASC 470 and ASC 810, are as follows:

	Three Months Ended
	September 30,
	2008	2008
		As Adjusted
	(In thousands, except per share amounts)

Interest expense	$87,553	$93,540
Earnings before income taxes and noncontrolling interest	479,045	473,058
Income tax provision	272,438	256,088
Net earnings	206,607	216,970
Net earnings attributable to the noncontrolling interest	151	151
Net earnings attributable to Mylan Inc. common shareholders	171,999	182,362
Loss per common share attributable to Mylan Inc.:
Basic	$0.56	$0.60

Diluted	$0.45	$0.47

Weighted average common shares outstanding:
Basic	304,449	304,449

Diluted	458,350	458,350

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended
	September 30,
	2008	2008
		As Adjusted
	(In thousands, except per share amounts)

Interest expense	$264,789	$282,405
Earnings before income taxes and noncontrolling interest	19,088	1,472
Income tax provision	197,378	180,062
Net loss	(178,290)	(178,590)
Net earnings attributable to the noncontrolling interest	2,266	2,266
Net loss attributable to Mylan Inc. common shareholders	(280,260)	(280,560)
Loss per common share attributable to Mylan Inc.:
Basic	$(0.92)	$(0.92)

Diluted	$(0.92)	$(0.92)

Weighted average common shares outstanding:
Basic	304,305	304,305

Diluted	304,305	304,305

The Company’s Condensed Consolidated Balance Sheet as originally reported and as adjusted for the adoption of the aforementioned updates to ASC 470 and ASC 810, is as follows:

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

Acquisition of the Remaining Interest in Matrix Laboratories Limited

On March 26, 2009, the Company announced plans to buy the remaining public interest in Matrix Laboratories Limited (“Matrix”) from its minority shareholders pursuant to a voluntary delisting offer. At the time, the Company owned approximately 71.2% of Matrix through a wholly-owned subsidiary and controlled more than 76% of its voting rights. On June 1, 2009, Mylan announced that it had successfully completed the delisting offer and accepted the discovered price of 211 Rupees per share, which was established by the reverse book building process prescribed by Indian regulations. During the nine months ended September 30, 2009, the Company completed the

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

purchase of an additional portion of the remaining interest from minority shareholders of Matrix, for cash of approximately $172.3 million, bringing both the Company’s total ownership and control to approximately 95%.

Matrix’s stock was delisted effective August 21, 2009. Minority shareholders who have not yet tendered their shares may do so during the six-month period following the delisting. The purchase was treated as an equity transaction as required by ASC topic 805, Business Combinations (“ASC 805”). Under ASC 805, subsequent increases or decreases of ownership that do not result in a change in control are accounted for as equity transactions. As such, upon purchase of the additional interest in Matrix, both the noncontrolling interest and additional paid in capital on the Condensed Consolidated Balance Sheet were reduced by $21.6 million and $154.0 million, respectively.

Termination of Joint Ventures

During the nine months ended September 30, 2009, Matrix and Aspen Pharmacare Holdings Limited (“Aspen”) terminated two joint ventures in which each held a 50% share; Astrix Laboratories Limited (“Astrix”) and Fine Chemicals Corporation (“FCC”). Under the agreed upon terms, Matrix sold its 50% interest in FCC to Aspen for $23.3 million. At the same time, a wholly-owned subsidiary of Mylan purchased from Aspen its 50% interest in Astrix for $38.9 million. These transactions resulted in a net gain of approximately $10.4 million, which is included in other income, net, in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009. As of the date of purchase, June 1, 2009, the results of Astrix were consolidated with those of Mylan.

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

As part of this collaboration, Mylan and Biocon will share development, capital and certain other costs to bring products to market. Mylan will have exclusive commercialization rights in the U.S., Canada, Japan, Australia, New Zealand and in the European Union and European Free Trade Association countries through a profit sharing arrangement with Biocon. Mylan will have co-exclusive commercialization rights with Biocon in all other markets around the world. In conjunction with executing this agreement, Mylan recorded a non-recurring research and development charge in the nine months ended September 30, 2009 related to its up-front, non-refundable obligation pursuant to the agreement.

5.	Impairment of Long-lived Assets Including Goodwill

On February 27, 2008, the Company announced that it was reviewing strategic alternatives for its specialty business, Dey, L.P. (“Dey”), including the potential sale of the business. This decision was based upon several factors, including a strategic review of the business and the expected performance of the Perforomist® Solution product, where anticipated growth was determined to be slower than expected and the timeframe to reach peak sales was determined to be longer than was originally anticipated.

As a result of the Company’s ongoing review of strategic alternatives, the Company determined that it was more likely than not that the business would be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Accordingly, a recoverability test of Dey’s long-lived assets was performed during the three months ended March 31, 2008 in accordance with ASC topic 360, Property, Plant, and Equipment (“ASC

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

360”). The Company evaluated both cash flow projections and estimated proceeds from the eventual disposition of the long-lived assets. The estimated undiscounted future cash flows exceeded the book values of the long-lived assets and, as a result, no impairment charge was recorded.

Upon the closing of the former Merck Generics business transaction, Dey was defined as the Specialty Segment under the provisions of ASC topic 280, Segment Reporting. Dey is also considered a reporting unit under the provisions of ASC topic 350, Intangibles — Goodwill and Other (“ASC 350”). Upon closing of the transaction, the Company allocated $711.2 million of goodwill to Dey.

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

The first step of the ASC 350 impairment analysis consisted of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. The Company performed extensive valuation analyses, utilizing both income and market-based approaches, in its goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit.

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

Based on the ASC 350 “step one” analysis that was performed for Dey, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for Dey, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value to the net assets. Based on the second step analysis, the Company concluded that $385.0 million of the goodwill recorded at Dey was impaired. As a result, the Company recorded a non-cash goodwill impairment charge of $385.0 million during the three months ended March 31, 2008, which represented the Company’s best estimate as of March 31, 2008. The allocation discussed above was performed only for purposes of assessing goodwill for impairment; accordingly, Mylan did not adjust the net book value of the assets and liabilities on the Company’s Condensed Consolidated Balance Sheet, other than goodwill, as a result of this process.

The determination of the fair value of the reporting unit required the Company to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

assumptions could have a significant impact on either the fair value of the reporting unit or the goodwill impairment charge.

The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also required the Company to make significant estimates and assumptions. The hypothetical allocation required several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit.

In September 2008, following the completion of the comprehensive review of strategic alternatives for Dey, the Company announced its decision to retain the Dey business. This decision included a plan to realign the business, and as a result, the Company expects to incur severance and other exit costs (see Note 14). In addition, the comprehensive review resulted in the impairment of intangible assets related to certain non-core, insignificant, third-party products in December 2008.

6.	Stock-Based Incentive Plan

Mylan’s shareholders approved the 2003 Long-Term Incentive Plan on July 25, 2003, and approved certain amendments on July 28, 2006, April 25, 2008 and May 7, 2009 (as amended, the “2003 Plan”). Under the 2003 Plan, 37,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. In the 2003 Plan, no more than 8,000,000 shares may be issued as restricted shares, restricted units, performance shares and other stock-based awards.

Upon approval of the 2003 Plan, the 1997 Incentive Stock Option Plan (the “1997 Plan”) was frozen, and no further grants of stock options will be made under that plan. However, there are stock options outstanding from the 1997 Plan, expired plans and other plans assumed through acquisitions.

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at December 31, 2008	23,423,041	$15.32
Options granted	5,226,254	13.60
Options exercised	(435,987)	11.17
Options forfeited	(1,016,932)	14.33

Outstanding at September 30, 2009	27,196,376	$15.09

Vested and expected to vest at September 30, 2009	25,938,815	$15.14

Options exercisable at September 30, 2009	17,844,466	$15.82

As of September 30, 2009, options outstanding, options vested and expected to vest and options exercisable had average remaining contractual terms of 5.97 years, 5.82 years and 4.38 years, respectively. Also at September 30, 2009, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $51.2 million, $48.3 million and $27.9 million, respectively.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of September 30, 2009 and the changes during the nine months ended September 30, 2009, are presented below:

	Number of	Weighted Average
	Restricted	Grant-Date
Restricted Stock Awards	Stock Awards	Fair Value per Share

Nonvested at December 31, 2008	2,543,348	$13.46
Granted	884,163	12.74
Released	(756,873)	15.22
Forfeited	(179,829)	11.97

Nonvested at September 30, 2009	2,490,809	$12.79

As of September 30, 2009, the Company had $47.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.82 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the nine months ended September 30, 2009 and September 30, 2008 was $11.1 million and $4.6 million.

7.	Balance Sheet Components

Selected balance sheet components consist of the following:

	September 30, 2009	December 31, 2008
	(In thousands)

Inventories:
Raw materials	$287,993	$273,232
Work in process	184,063	157,473
Finished goods	646,986	635,285

	$1,119,042	$1,065,990

Property, plant and equipment:
Land and improvements	$64,303	$56,945
Buildings and improvements	620,790	577,182
Machinery and equipment	1,109,765	1,012,748
Construction in progress	95,890	110,721

	1,890,748	1,757,596
Less accumulated depreciation	805,574	693,600

	$1,085,174	$1,063,996

Other current liabilities:
Payroll and employee benefit plan accruals	$198,097	$181,316
Accrued rebates	250,855	238,886
Fair value of financial instruments	76,193	91,797
Legal and professional accruals	181,095	71,813
Restructuring reserves	55,600	75,100
Other	106,928	136,622

	$868,768	$795,534

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	(Loss) Earnings per Common Share attributable to Mylan Inc.

Basic (loss) earnings per common share is computed by dividing net (loss) earnings attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period. Diluted (loss) earnings per common share is computed by dividing net (loss) earnings attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutable securities or instruments, if the impact is dilutive.

With respect to the Company’s convertible preferred stock, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock is convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock, subject to anti-dilution adjustments, depending on the average stock price of the Company’s common stock over the 20 trading-day period ending on the third trading day prior to conversion. For the three and nine months ended September 30, 2009, and for the nine months ended September 30, 2008, the if-converted method is anti-dilutive; therefore, the preferred stock conversion is excluded from the computation of diluted earnings per share. For the three months ended September 30, 2008, the preferred stock conversion is dilutive; therefore, under the provisions of the if-converted method, the conversion of the preferred stock is included in the denominator of the computation of diluted earnings per share, and the preferred share dividend is added back to the numerator.

Basic and diluted (loss) earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Basic (loss) earnings attributable to Mylan Inc. common shareholders (numerator):
Net (loss) earnings attributable to Mylan Inc. before preferred dividends	$(5,262)	$217,121	$193,667	$(176,324)
Less: Preferred dividends	34,759	34,759	104,276	104,236

Net (loss) earnings attributable to Mylan Inc. common shareholders	$(40,021)	$182,362	$89,391	$(280,560)

Shares (denominator):
Weighted average shares outstanding	305,285	304,449	304,951	304,305

Basic (loss) earnings per common share attributable to Mylan Inc.	$(0.13)	$0.60	$0.29	$(0.92)

Diluted (loss) earnings attributable to Mylan Inc. common shareholders (numerator):
Net (loss) earnings attributable to Mylan Inc. common shareholders	$(40,021)	$182,362	$89,391	$(280,560)
Add: Preferred dividends	—	34,759	—	—

(Loss) earnings attributable to Mylan Inc. common shareholders and assumed conversions	$(40,021)	$217,121	$89,391	$(280,560)

Shares (denominator):
Stock-based awards	—	1,115	1,135	—
Preferred stock conversion	—	152,786	—	—

Total dilutive shares outstanding	305,285	458,350	306,086	304,305

Diluted (loss) earnings per common share attributable to Mylan Inc.	$(0.13)	$0.47	$0.29	$(0.92)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Additional stock options or restricted stock awards representing 19.2 million and 18.6 million shares were outstanding for the nine months ended September 30, 2009 and 2008, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

On October 20, 2009, the Company announced that a quarterly dividend of $16.25 per share was declared (based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share) payable on November 16, 2009, to the holders of preferred stock of record as of November 1, 2009.

9.	Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2008 to September 30, 2009 is as follows:

Total
(In thousands)

Goodwill balance at December 31, 2008	$3,161,580
Foreign currency translation	155,074

Goodwill balance at September 30, 2009	$3,316,654

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
	(In thousands)

September 30, 2009
Amortized intangible assets:
Patents and technologies	20	$118,926	$76,146	$42,780
Product rights and licenses	10	2,925,260	607,684	2,317,576
Other	8	169,108	63,595	105,513

		$3,213,294	$747,425	$2,465,869

December 31, 2008
Amortized intangible assets:
Patents and technologies	20	$118,926	$71,631	$47,295
Product rights and licenses	10	2,738,191	433,169	2,305,022
Other	8	129,563	28,719	100,844

		$2,986,680	$533,519	$2,453,161

Amortization expense, which is primarily classified within cost of sales on the Company’s Condensed Consolidated Statements of Operations, for the nine months ended September 30, 2009 and 2008 was $204.3 million and $235.0 million and is expected to be $69.7 million for the remainder of 2009, and $277.8 million, $272.3 million, $271.9 million and $259.8 million for the years ended December 31, 2010 through 2013, respectively.

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In order to manage foreign currency risk, Mylan enters into foreign exchange forward contracts to mitigate risk associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities. The foreign exchange forward contracts are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any gains or losses on the foreign exchange forward contracts are recognized in earnings in the period incurred in the statement of operations.

The Company has €754.5 million ($1.10 billion) of borrowings under the Senior Credit Agreement that are designated as a hedge of its net investment in certain Euro-functional currency subsidiaries. In accordance with ASC topic 830, Foreign Currency Matters, and ASC topic 815, Derivatives and Hedging (“ASC 815”), borrowings designated as hedges of net investments are measured at fair value using the current spot exchange rate at the end of the period, with gains and losses included in the foreign currency translation adjustment component of accumulated other comprehensive income (loss) (“AOCI”) on the balance sheet until the sale or substantial liquidation of the underlying net investments.

The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s floating-rate debt. These interest rate swaps are designated as cash flow hedges in accordance with ASC 815. The Company’s interest rate swaps fix the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans and Euro Tranche B Term Loans under the Senior Credit Agreement. In accordance with ASC 815, derivative contracts designated as hedges to manage interest rate risk are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any changes in fair value are reported in earnings or deferred, depending on the nature and effectiveness of the offset. Any ineffectiveness in a hedging relationship is recognized immediately in earnings in the Condensed Consolidated Statements of Operations. As of September 30, 2009, the total notional amount of the Company’s floating-rate debt interest rate swaps was $2.3 billion.

As described in Note 11 to Condensed Consolidated Financial Statements, a total of $1.0 billion of the Company’s floating-rate debt interest rate swaps have been extended through additional forward starting swaps. In July 2009, the Company entered into $500.0 million of notional value forward-starting interest-rate swaps to fix the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans under the Senior Credit Agreement. These swaps are designated as cash flow hedges of expected future borrowings under the Senior Credit Agreement. The swaps extend previously executed swaps maturing in December 2010 and fix a rate of 6.60% from December 2010 to December 2012.

Certain derivative contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features which would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at September 30, 2009 is $70.9 million. The Company is not subject to any obligations to post collateral under derivative contracts.

In September 2008, the Company issued $575.0 million in Cash Convertible Notes whereby holders may convert their Cash Convertible Notes subject to certain conversion provisions determined by a) the market price of the Company’s common stock, b) specified distributions to common shareholders, c) a fundamental change, as defined in the purchase agreement, or d) certain time periods specified in the purchase agreement. The conversion feature can only be settled in cash and, therefore, it is bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the cash conversion feature, the Company entered into a convertible note hedge with certain counterparties. Both the cash conversion feature and the purchased convertible note hedge are measured at fair value with gains and losses recorded in the Company’s Condensed Consolidated Statements of Operations. Also, in conjunction with the issuance of the Cash Convertible Notes, the Company entered into several warrant transactions with certain counterparties. The warrants meet the definition of derivatives under ASC 815; however, because these instruments have been determined to be indexed to the Company’s own stock, and have been recorded in shareholders’ equity in the Company’s Condensed

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Consolidated Balance Sheet (in accordance with the guidance of ASC 815), the instruments are exempt from the scope of ASC 815 and are not subject to the fair value provisions set forth therein.

The Company’s most significant credit exposure arises from the convertible note hedge on its Cash Convertible Notes. At September 30, 2009, the convertible note hedge had a total fair value of $348.9 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Derivatives Designated as Hedging Instruments under ASC 815
Fair Values of Derivative Instruments

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)

Interest rate swaps	Other current liabilities	$70,890	Other current liabilities	$72,395
Foreign currency borrowings	Long-term debt	1,103,130	Long-term debt	1,128,267

Total		$1,174,020		$1,200,662

Derivatives Not Designated as Hedging Instruments under ASC 815
Fair Values of Derivative Instruments

	Asset Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$2,276	Prepaid expenses and other current assets	$14,632
Purchased cash convertible note hedge	Other assets	348,900	Other assets	235,750

Total		$351,176		$250,382

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)

Foreign currency forward contracts	Other current liabilities	$4,827	Other current liabilities	$19,402
Cash conversion feature of Cash Convertible Notes	Long-term debt	348,900	Long-term debt	235,750

Total		$353,727		$255,152

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Three Months Ended September 30, 2009
Derivatives in ASC 815 Cash Flow Hedging Relationships

		Location of Gain or
	Amount of Gain	(Loss) Reclassified	Amount of Gain
	or (Loss) Recognized	from AOCI	or (Loss) Reclassified
	in AOCI on Derivative	into Earnings	from AOCI into Earnings
	(Effective Portion)	(Effective Portion)	(Effective Portion)
(In thousands)

Interest rate swaps	$(5,112)	Interest expense	$(14,047)

Total	$(5,112)	Total	$(14,047)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Nine Months Ended September 30, 2009
Derivatives in ASC 815 Cash Flow Hedging Relationships

		Location of Gain or
	Amount of Gain	(Loss) Reclassified	Amount of Gain
	or (Loss) Recognized	from AOCI	or (Loss) Reclassified
	in AOCI on Derivative	into Earnings	from AOCI into Earnings
	(Effective Portion)	(Effective Portion)	(Effective Portion)
(In thousands)

Interest rate swaps	$937	Interest expense	$(34,417)

Total	$937	Total	$(34,417)

There was no gain or loss recognized into earnings on derivatives with cash flow hedging relationships for ineffectiveness during the three and nine months ended September 30, 2009.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Three Months Ended September 30, 2009
Derivatives in ASC 815 Net Investment Hedging Relationships

Amount of Gain
or (Loss) Recognized
in AOCI on Derivative
(Effective Portion)
(In thousands)

Foreign currency borrowings	$(28,906)

Total	$(28,906)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Nine Months Ended September 30, 2009
Derivatives in ASC 815 Net Investment Hedging Relationships

Amount of Gain
or (Loss) Recognized
in AOCI on Derivative
(Effective Portion)
(In thousands)

Foreign currency borrowings	$(31,356)

Total	$(31,356)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the three and nine months ended September 30, 2009.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Three Months Ended September 30, 2009
Derivatives Not Designated as Hedging Instruments under ASC 815

	Location of Gain or
	(Loss) Recognized in	Amount of Gain or (Loss)
	Earnings on	Recognized
	Derivatives	in Earnings on Derivatives
(In thousands)

Foreign currency forward contracts	Other income, net	$(15,461)
Cash conversion feature of Cash Convertible Notes	Other income, net	90,725
Purchased cash convertible note hedge	Other income, net	(90,725)

Total		$(15,461)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Nine Months Ended September 30, 2009
Derivatives Not Designated as Hedging Instruments under ASC 815

	Location of Gain or	Amount of Gain or (Loss)
	(Loss) Recognized in	Recognized
	Earnings on Derivatives	in Earnings on Derivatives
(In thousands)

Foreign currency forward contracts	Other income, net	$(18,003)
Cash conversion feature of Cash Convertible Notes	Other income, net	113,150
Purchased cash convertible note hedge	Other income, net	(113,150)

Total		$(18,003)

Fair Value Measurement

As defined in ASC topic 820, Fair Value Measurements and Disclosures (“ASC 820”), fair value is based on the price that would be received from the sale of an identical asset or paid to transfer an identical liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Financial assets and liabilities carried at fair value as of September 30, 2009 are classified in the table below in one of the three categories described above:

Financial Assets

	Level 1	Level 2	Level 3	Total
	(In thousands)

Available-for-sale fixed income investments	$—	$32,439	$—	$32,439
Available-for-sale equity securities	1,595	—	—	1,595
Foreign exchange derivative assets	—	2,276	—	2,276
Purchased cash convertible note hedge	—	348,900	—	348,900

Total assets at fair value(1)	$1,595	$383,615	$—	$385,210

Financial Liabilities

	Level 1	Level 2	Level 3	Total

Foreign exchange derivative liabilities	$—	$4,827	$—	$4,827
Interest rate swap derivative liabilities	—	70,890	—	70,890
Cash conversion feature of cash convertible notes	—	348,900	—	348,900

Total liabilities at fair value(1)	$—	424,617	$—	$424,617

(1)	The Company chose not to elect the fair value option as prescribed by ASC topic 825, Financial Instruments, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Municipal bonds — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Other available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Equity securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2009, that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2009 that would reduce the receivable amount owed, if any, to the Company.

•	Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the Purchased Convertible Note

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Hedge are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2009, that would reduce the receivable amount owed, if any, to the Company.

11.	Long-Term Debt

A summary of long-term debt at September 30, 2009 and December 31, 2008, is as follows:

	September 30, 2009	December 31, 2008
	(In thousands)

U.S. Tranche A Term Loans(A)	$218,750	$265,625
Euro Tranche A Term Loans(A)	358,612	413,684
U.S. Tranche B Term Loans(A)	2,479,320	2,504,880
Euro Tranche B Term Loans(A)	744,518	714,583
Senior Convertible Notes(B)	532,183	513,518
Cash Convertible Notes(C)	780,744	655,442
Other	18,416	14,586

	5,132,543	5,082,318
Less: Current portion	3,716	3,381

Total long-term debt	$5,128,827	$5,078,937

(A)	All 2009 payments due under the Senior Credit Agreement were prepaid in December 2008. During the three months ended March 31, 2009, the Company prepaid the 2010 payments due under the Senior Credit Agreement, as follows: $46.9 million on the U.S. Tranche A Term loans, €52.6 ($71.2) million on the Euro Tranche A Term Loans, $25.6 million on the U.S. Tranche B Term Loans, and €5.3 ($7.1) million on the Euro Tranche B Term Loans.

(B)	At September 30, 2009, the $532.2 million of debt is net of a $67.8 million discount. During the three and nine months ended September 30, 2009, the Company recognized non-cash interest expense of $6.4 million and $18.7 million in the Condensed Consolidated Statements of Operations. At December 31, 2008, the $513.5 million of debt is net of an $86.5 million discount.

(C)	At September 30, 2009, the $780.7 million consists of $431.8 million of debt ($575.0 million face amount, net of $143.2 million discount) and the bifurcated conversion feature with a fair value of $348.9 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheet at September 30, 2009. The purchased call options are assets recorded at their fair value of $348.9 million within other assets in the Condensed Consolidated Balance Sheet at September 30, 2009. At December 31, 2008, the $655.4 million consisted of $419.7 million of debt ($575.0 million face amount, net of $155.3 million discount) and the bifurcated conversion feature with a fair value of $235.7 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheet. The purchased call options are assets recorded at their fair value of $235.7 million within other assets in the Condensed Consolidated Balance Sheet at December 31, 2008.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Details of the interest rates in effect at September 30, 2009 and December 31, 2008, on the outstanding borrowings under the Term Loans are in the table below:

	September 30, 2009
	Outstanding	Basis	Rate
	(Dollars in thousands)

U.S. Tranche A Term Loans	$218,750	LIBOR + 2.75%	3.00%
Euro Tranche A Term Loans	$358,612	EURIBO + 2.75%	3.19%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010(1)(3)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	479,320	LIBOR + 3.25%	3.50%

Total U.S. Tranche B Term Loans	$2,479,320
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$292,398	Fixed	5.38%
Floating Rate	452,120	EURIBO + 3.25%	3.69%

Total Euro Tranche B Term Loans	$744,518

	December 31, 2008
	Outstanding	Basis	Rate
	(Dollars in thousands)

U.S. Tranche A Term Loans	$265,625	LIBOR + 3%	6.50%
Euro Tranche A Term Loans	$413,684	EURIBO + 3%	7.86%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010(1)(3)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	504,880	LIBOR + 3.25%	5.79%

Total U.S. Tranche B Term Loans	$2,504,880
Euro Tranche B Term Loans	$714,583	EURIBO + 3.25%	8.11%

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement

(2)	This interest rate swap has been extended to December 2012 at a rate of 6.60%, effective December 2010

(3)	This interest rate swap has been extended to March 2012 at a rate of 5.38%, effective March 2010

At September 30, 2009 and December 31, 2008, the fair value of the Senior Convertible Notes was approximately $588.5 million and $444.0 million. At September 30, 2009 and December 31, 2008, the fair value of the Cash Convertible Notes was approximately $802.0 million and $524.4 million.

At September 30, 2009 and December 31, 2008, the Company had $84.0 million and $83.6 million in letters of credit outstanding.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at September 30, 2009, excluding the discount and conversion feature, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
	(In thousands)

2009	$—	$—	$—	$—	$—	$—	$—
2010	—	—	—	—	—	—	—
2011	62,500	102,460	25,560	7,675	—	—	198,195
2012	78,125	128,076	25,560	7,675	600,000	—	839,436
2013	78,125	128,076	25,560	7,675	—	—	239,436
2014	—	—	2,402,640	721,493	—	—	3,124,133
Thereafter	—	—	—	—	—	575,000	575,000

Total	$218,750	$358,612	$2,479,320	$744,518	$600,000	$575,000	$4,976,200

12.	Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of the following:

	Three Months Ended September 30,
	2009		2008
	(In thousands)

Net (loss) earnings		$(4,421)		$216,970
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments		230,791		(388,308)
Change in unrecognized gains and prior service cost related to post-retirement plans		(974)		791
Net unrecognized loss on derivatives		(5,112)		(3,562)
Unrealized gains (losses) on available-for-sale securities
Net unrealized gains (losses) on available-for-sale securities	685		(695)
Less: Reclassification for gains included in net earnings	12	697	8	(687)

Total other comprehensive earnings (loss), net of tax:		225,402		(391,766)

Comprehensive earnings (loss)		220,981		(174,796)
Comprehensive (earnings) loss attributable to the noncontrolling interest		(827)		25

Comprehensive earnings (loss) attributable to Mylan Inc.		$220,154		$(174,771)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2009		2008
	(In thousands)

Net earnings (loss)		$200,325		$(178,590)
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments		334,084		(223,480)
Change in unrecognized gains and prior service cost related to post-retirement plans		(754)		1,568
Net unrecognized gain on derivatives		937		1,061
Unrealized gains on available-for-sale securities
Net unrealized gains on available-for-sale securities	1,062		(616)
Less: Reclassification for gains included in net earnings	173	1,235	74	(542)

Total other comprehensive earnings (loss), net of tax:		335,502		(221,393)

Comprehensive earnings (loss)		535,827		(399,983)
Comprehensive (earnings) loss attributable to the noncontrolling interest		(6,693)		2,273

Comprehensive earnings (loss) attributable to Mylan Inc.		$529,134		$(397,710)

Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	September 30, 2009	December 31, 2008
	(In thousands)

Net unrealized gain in available-for-sale securities	$1,326	$91
Change in unrecognized losses and prior service cost related to post-retirement plans	(9,738)	(8,984)
Net unrecognized losses on derivatives	(44,478)	(45,415)
Foreign currency translation adjustments	7,555	(326,494)

Accumulated other comprehensive loss	$(45,335)	$(380,802)

13.	Segment Information

Mylan previously had three reportable segments in accordance with ASC topic 280, Segment Reporting (“ASC 280”); the Generics Segment, Specialty Segment and the Matrix Segment. The Matrix Segment had consisted of Matrix, which had been a publicly traded Indian Company, in which Mylan held a 71.2% ownership stake. Beginning this quarter, the Company has changed its segment disclosure to better align with how the business is now being managed. Following the acquisition of approximately 24% of the remaining interest in Matrix and its related de-listing, Mylan has two reportable segments, Generics and Specialty. The former Matrix Segment is included within the Generics Segment. Under the provisions of ASC 280, information for earlier periods has been recast.

The Generics Segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form, as well as active pharmaceutical ingredients (“API”). The Specialty Segment engages mainly in the manufacture and sale of branded specialty nebulized and injectable products.

The Company’s chief operating decision maker evaluates the performance of its reportable segments based on total revenues and segment profitability. For the Generics and Specialty Segments, segment profitability represents

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

segment gross profit less direct research and development expenses and direct selling, general and administrative expenses. Certain general and administrative and research and development expenses not allocated to the segments, as well as litigation settlements, non-cash impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets, and other purchase accounting related items, including the inventory step-up, as well as any non-cash impairment charges and other significant, non-recurring items (such as the revenue related to the sale of Bystolic product rights in 2008), are included in Corporate/Other. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.

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

	Generics	Specialty	Corporate/
Three Months Ended September 30, 2009	Segment	Segment	Other(1)	Consolidated
	(In thousands)

Total revenues
Third party	$1,113,199	$150,875	$—	$1,264,074
Intersegment	2,608	3,776	(6,384)	—

Total	$1,115,807	$154,651	$(6,384)	$1,264,074
Segment profitability	$295,190	$39,799	$(273,711)	$61,278

	Generics	Specialty	Corporate/
Nine Months Ended September 30, 2009	Segment	Segment	Other(1)	Consolidated

Total revenues
Third party	$3,387,921	$353,047	$—	$3,740,968
Intersegment	20,836	15,196	(36,032)	—

Total	$3,408,757	$368,243	$(36,032)	$3,740,968
Segment profitability	$995,207	$71,494	$(603,369)	$463,332

	Generics	Specialty	Corporate/
Three Months Ended September 30, 2008	Segment	Segment	Other(1)	Consolidated

Total revenues
Third party	$1,076,362	$125,444	$455,042	$1,656,848
Intersegment	394	5,151	(5,545)	—

Total	$1,076,756	$130,595	$449,497	$1,656,848
Segment profitability	$273,897	$28,177	$258,758	$560,832

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Generics	Specialty	Corporate/
Nine Months Ended September 30, 2008	Segment	Segment	Other(1)	Consolidated

Total revenues
Third party	$3,157,853	$308,482	$468,095	$3,934,430
Intersegment	838	27,547	(28,385)	—

Total	$3,158,691	$336,029	$439,710	$3,934,430
Segment profitability	$703,723	$50,396	$(490,825)	$263,294

(1)	Includes certain corporate general and administrative and research and development expenses; a non-recurring, up-front payment of $18.0 million made with respect to the Company’s execution of a co-development agreement that was entered into during the nine months ended September 30, 2009; litigation settlements; intercompany eliminations; revenue related to the 2008 sale of Bystolic product rights; amortization of intangible assets and certain purchase-accounting items (such as the inventory step-up); non-cash impairment charges; and other expenses not directly attributable to segments.

14.	Restructuring

Included in other current liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009 are restructuring reserves totaling $55.6 million. Of this amount, $39.6 million relates to certain estimated exit costs associated with the acquisition of the former Merck Generics business, and the remainder relates to the Company’s intention to restructure certain other activities and incur certain related exit costs.

The plans related to the exit activities associated with the former Merck Generics business were finalized during calendar year 2008. During the nine months ended September 30, 2009, payments of $13.0 million were made against the reserve, of which $3.9 million were severance costs and the remaining $9.1 million were other exit costs. In addition, during the nine months ended September 30, 2009, the Company reversed $13.9 million of the reserve to other income as a result of a reduction in the estimated remaining spending on accrued projects. Of the remaining accrual, approximately $22.1 million relates to additional severance and related costs, $14.3 million relates to costs associated with the previously announced rationalization and optimization of the Company’s global manufacturing and research and development platforms, and the remainder consists of other exit costs.

In addition to the activities associated with the acquisition of the former Merck Generics business, the Company has announced its intent to restructure certain activities and incur certain related exit costs, including costs related to the realignment of the Dey business and the right-sizing of the Company’s sales force in certain markets outside of the U.S. Accordingly, the Company has recorded a reserve for such activities, of which approximately $16.0 million remains at September 30, 2009. During the nine months ended September 30, 2009, the Company recorded restructuring charges of approximately $16.4 million, nearly all of which relates to severance and related costs. The majority of this amount was charged to selling, general and administrative expense, with the remainder to cost of sales. Spending during the nine months, primarily related to severance, amounted to approximately $8.6 million. Of the accrual balance at September 30, 2009, $7.7 million is recorded in the Specialty Segment with the remainder in the Generics Segment.

As finalization of certain of these plans is still in progress, the Company has not yet estimated the total amount expected to be incurred in connection with such activities. However, Mylan expects that the majority of such costs will relate to one-time termination benefits and certain asset write-downs, which could be significant. Spending against the balance of the restructuring reserves as of September 30, 2009 is expected to occur over the next two to three years.

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and intend to challenge the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which will now proceed in the Court of Appeals for the D.C. Circuit. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Consolidated Balance Sheet as of September 30, 2009) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double or treble damages,

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

counsel fees and costs, and/or injunctive relief. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek recovery of any and all alleged overpayment of the “federal share” under the Medicaid program. Mylan intends to answer the complaint denying liability and to defend the action vigorously.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involved whether MPI and UDL may have violated the False Claims Act by classifying certain authorized generics as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs on sales from 2000 through 2004. MPI and UDL denied the government’s allegations and denied that they engaged in any wrongful conduct. On October 19, 2009, a lawsuit, filed in March 2004 by a private relator, in which the federal government subsequently intervened, was unsealed by the U.S. District Court for the District of New Hampshire. That same day, MPI and UDL announced that they had entered into a settlement agreement with the federal government, relevant states and the relator for approximately $121.0 million, resolving both the lawsuit and the U.S. Department of Justice investigation. A stipulation of dismissal with prejudice has been filed with the court. The resolution of the matter did not include any admission or finding of wrongdoing on the part of either MPI or UDL. Mylan has recorded a one time, non-recurring, after-tax charge of approximately $83.0 million ($121.0 million pre-tax) in the quarter ended September 30, 2009, as a result of this settlement. Additionally, the Company intends to seek recovery of a substantial portion of the settlement amount from any party that received overpayments resulting from adjusted net sales during the relevant timeframe.

Dey is a defendant currently in lawsuits brought by the state AGs of Arizona, California, Florida, Illinois, Iowa, Kansas, Kentucky, Pennsylvania and Wisconsin, as well as the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. Dey’s motion for partial summary judgment is pending. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey. Dey intends to defend each of these actions vigorously. The Company has approximately $114.6 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $114.6 million in other assets.

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

Digitek (R) Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. To date, an estimated 710 lawsuits have been filed against Mylan, UDL and Actavis pertaining to the recall. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position and results of operations.

Pioglitazone

On February 21, 2006, a district court in the U.S. District Court for the Southern District of New York held that Mylan, MPI and UDL’s pioglitazone abbreviated new drug application (“ANDA”) product infringed a patent asserted against them by Takeda Pharmaceuticals North America, Inc. and Takeda Chemical Industries, Ltd (“Takeda”) and that the patent was enforceable. That same court also held that Alphapharm Pty, Ltd and Genpharm ULC’s pioglitazone ANDA product infringed the Takeda patent and that the patent was valid. Subsequently, the district court granted Takeda’s motion to find the cases to be exceptional and to award attorneys fees and costs in the amounts of $11.4 million from Mylan and $5.4 million from Alphapharm/Genpharm, with interest, which amounts were paid in 2009. Mylan and Alphapharm/Genpharm both separately appealed the underlying patent validity and enforceability determinations and the exceptional case findings to the Court of Appeals for the Federal Circuit, but the findings were affirmed. Mylan’s and Alphapharm’s petitions to the U.S. Supreme Court were rejected on October 5, 2009.

EU Commission Proceedings

On or around July 3, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Matrix and four other companies, each of which entered into agreements with Servier relating to the product perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. On August 5, 2009, Matrix and Generics [UK] Ltd received requests for information from the EU Commission in connection with this matter, and both companies have responded.

In addition, the EU Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan S.A.S has responded to the questionnaires received in connection with the sector inquiry and has produced documents and other information in connection with the inquiry.

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry. Mylan is cooperating with the Commission in connection with the investigation. No statement of objections has been filed against Mylan in connection with the investigation.

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

Executive Overview

Mylan is the world’s third largest producer of generic and specialty pharmaceuticals, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans more than 140 countries and territories. Employing approximately 15,000 people, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to customer service. Through its Matrix Laboratories Limited (“Matrix”) subsidiary, Mylan controls the third-largest active pharmaceutical ingredient (“API”) manufacturer in the world. This relationship makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain.

Mylan previously had three reportable segments, “Generics”, “Specialty” and “Matrix,” as determined in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“ASC” or “Codification”) topic 280, Segment Reporting (“ASC 280”). The Matrix Segment had consisted of Matrix, which had been a publicly traded Indian Company, in which Mylan held a 71.2% ownership stake. Beginning this quarter the Company has changed its segment disclosure to better align with how the business is now being managed. Following the acquisition of approximately 24% of the remaining interest in Matrix and its related de-listing, Mylan has two reportable segments, “Generics” and “Specialty.” The former Matrix Segment is included within the Generics Segment. Under the provisions of ASC 280, information for earlier periods has been recast.

Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form, as well as API. Specialty engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. The Company also reports in Corporate/Other certain general and administrative expenses; litigation settlements; amortization of intangible assets and certain purchase-accounting items (such as the inventory step-up); non-cash impairment charges; and other items not directly attributable to the segments. The measure of profitability used by the Company with respect to its segments is gross profit, less direct research and development (“R&D”) and direct selling, general and administrative (“SG&A”) expenses.

Acquisition of the Remaining Interest in Matrix Laboratories Limited

On March 26, 2009, the Company announced plans to buy the remaining public interest in Matrix from its minority shareholders pursuant to a voluntary delisting offer. At the time, the Company owned approximately 71.2% of Matrix through a wholly-owned subsidiary and controlled more than 76% of its voting rights. On June 1, 2009, Mylan announced that it had successfully completed the delisting offer and accepted the discovered price of 211 Rupees per share, which was established by the reverse book building process prescribed by Indian regulations. During the nine months ended September 30, 2009, the Company completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix, for cash of approximately $172.3 million, bringing both the Company’s total ownership and control to approximately 95%.

Matrix’s stock was delisted effective August 21, 2009. Minority shareholders who have not yet tendered their shares may do so during the six-month period following the delisting. The purchase was treated as an equity transaction as required by ASC topic 805, Business Combinations (“ASC 805”). Under ASC 805, subsequent increases or decreases of ownership that do not result in a change in control are accounted for as equity transactions.

Termination of Joint Ventures

During the quarter ended June 30, 2009, Matrix and Aspen Pharmacare Holdings Limited (“Aspen”) terminated two joint ventures in which each held a 50% share; Astrix Laboratories Limited (“Astrix”) and Fine Chemicals Corporation (“FCC”). Under the agreed upon terms, Matrix sold its 50% interest in FCC to Aspen for $23.3 million. At the same time, a wholly-owned subsidiary of Mylan purchased from Aspen its 50% interest in Astrix for $38.9 million. These transactions resulted in a net gain of approximately $10.4 million, which is included in other income, net, in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009. As of the date of purchase, June 1, 2009, the results of Astrix were consolidated with those of Mylan.

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

Financial Summary

Mylan’s financial results for the three months ended September 30, 2009, included total revenues of $1.26 billion compared to $1.66 billion for the three months ended September 30, 2008. Included in total revenues for the three months ended September 30, 2008, was $455.0 million of previously deferred revenue related to the Company’s sale of the product rights of Bystolictm. Excluding this, total revenues increased by $62.2 million over the same prior year period. Consolidated gross profit for the current quarter was $505.0 million compared to $911.1 million in the same prior year period, a decrease of 44.6%. Excluding Bystolic, gross profit for the current quarter increased by 10.7%. For the current quarter, operating earnings of $61.3 million were realized compared to $560.8 million for the three months ended September 30, 2008, or $105.8 million, excluding Bystolic.

The net loss attributable to Mylan Inc. common shareholders for the three months ended September 30, 2009 was $40.0 million, which translates into a loss per diluted share of $0.13. In the same prior year period, the net earnings attributable to Mylan Inc. common shareholders were $182.4 million, which translates into earnings per diluted share of $0.47. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations”.

In addition to the revenue from the sale of the product rights of Bystolic, the comparability of results between the two periods is affected by the following:

•	Charges consisting primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of the former Merck Generics business of $71.8 million (pre-tax) during the three months ended September 30, 2009, compared to $105.4 million (pre-tax) in the comparable prior year period; and

•	A charge of $121.0 million (pre-tax) related to the settlement of an investigation by the U.S. Department of Justice, concerning calculations of Medicaid drug rebates.

Mylan’s financial results for the nine months ended September 30, 2009, include total revenues of $3.74 billion compared to $3.93 billion for the nine months ended September 30, 2008. This represents a decrease in revenues of $193.5 million. Revenues related to the sale of the product rights of Bystolic totaled $468.1 million during the nine months ended September 30, 2008. Excluding this, total revenues in the current year increased by $274.6 million or 7.9%. Consolidated gross profit for the nine months ended September 30, 2009 was $1.56 billion compared to $1.68 billion in the same prior year period, a decrease of 7.0%. Excluding Bystolic, gross profit for the current year increased by 29.1%. For the nine months ended September 30, 2009, operating earnings of $463.3 million was realized compared to $263.3 million for the same prior year period.

The net earnings attributable to Mylan Inc. common shareholders for the nine months ended September 30, 2009 were $89.4 million, which translates into earnings per diluted share of $0.29. In the same prior year period, the net loss attributable to Mylan Inc. common shareholders was $280.6 million, which translates into a loss per diluted share of $0.92. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations”.

In addition to the revenue from the sale of the product rights of Bystolic, the comparability of results between the two periods is affected by the following:

•	Charges consisting primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of the former Merck Generics business of $210.2 million (pre-tax) during the nine months ended September 30, 2009, compared to $335.7 million (pre-tax) in the comparable prior year period;

•	A charge of $121.0 million (pre-tax) related to the settlement of an investigation by the U.S. Department of Justice, concerning calculations of Medicaid drug rebates; and

•	A non-cash impairment loss on the goodwill of the Dey, L.P. (“Dey”) business of $385.0 million (pre-tax and after-tax) recorded during the three months ended March 31, 2008. The operating results of Dey are included in the Specialty Segment, however this non-cash impairment charge has been included in the Corporate/Other results for the nine months ended September 30, 2008.

Results of Operations

Three Months Ended September 30, 2009, Compared to Three Months Ended September 30, 2008

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.26 billion compared to $1.66 billion in the comparable prior year period. Net revenues increased $64.7 million or 5.4% from $1.19 billion to $1.26 billion, while other revenues decreased $457.5 million, mainly due to the sale of the product rights of Bystolic in the prior year. Foreign exchange translation had an unfavorable impact on net revenues, due primarily to the strengthening of the U.S. Dollar in comparison to the functional currencies of Mylan’s other subsidiaries, primarily those in Europe,

Australia and India. On a constant currency basis, net revenues increased by approximately 9%. The increase in net revenues is due to higher third-party sales in both of the Company’s segments. The Generics Segment accounted for the majority of the increase ($42.2 million) followed by the Specialty Segment ($22.4 million). See below for a more detailed discussion of each segment.

Gross profit for the three months ended September 30, 2009 was $505.0 million, and gross margins were 39.9%. For the three months ended September 30, 2008, gross profit was $911.1 million, and gross margins were 55.0%. Excluding the impact of the Bystolic revenue, gross profit in the prior year was $456.1 million and gross margins were 38.0%. Additionally, gross profit for both quarters is impacted by certain purchase accounting related items which consisted primarily of incremental amortization related to purchased intangible assets and the inventory step-up associated with the acquisition of the former Merck Generics business. Excluding such items from both periods and the Bystolic revenue from the prior year, gross margins would have been approximately 45.6% in the current quarter compared to 46.7% in the same prior year period. The decrease in margins was realized by the Generics Segment, due mainly to an unfavorable product mix, as Specialty Segment margins remained constant.

Generics Segment

For the current quarter, the Generics Segment reported total revenues of $1.12 billion, compared to $1.08 billion for the comparable prior year period. Generics Segment total revenues are derived from sales primarily in or from the U.S. and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”) and Australia, Japan, India and New Zealand (collectively, “Asia Pacific”).

Total revenues from North America were $502.5 million for the three-month period ended September 30, 2009, compared to $460.3 million for the three months ended September 30, 2008, an increase of $42.1 million or 9.2%. The increase in revenues is the result of products launched subsequent to September 30, 2008, and favorable volume, partially offset by unfavorable pricing. New products contributed net revenues of approximately $60.0 million. Products generally contribute most significantly to sales and gross margin at the time of their launch, when there is limited generic competition and even more so in periods of market exclusivity.

Fentanyl, Mylan’s AB-rated generic alternative to Duragesic®, continued to contribute to both revenue and gross profit despite the entrance into the market of additional generic competition. Sales of fentanyl have remained relatively strong primarily due to Mylan’s ability to continue to be a stable and reliable source of supply to the market. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Competition on fentanyl in the future could continue to have an unfavorable impact on pricing and market share.

Total revenues from EMEA were $417.6 million for the three-month period ended September 30, 2009, compared to $422.1 million for the comparable prior year period, which represents a slight decrease. However, on a constant currency basis, EMEA revenues increased by approximately 7%, driven mainly by France and the U.K., partially offset by lower sales in Germany.

Revenues in France increased as a result of new product launches and higher volumes. In the U.K., prior year revenues were negatively impacted by excess supply in the market at that time. The increase in the current year is the result of such excess supply issues having since been resolved.

The German market was affected by recently implemented “tender systems”. A number of markets in which we operate have implemented or may implement such tender systems for generic pharmaceuticals in an effort to lower prices. These measures have a negative impact on sales and gross profit in the affected markets. In Germany, current quarter revenues were negatively impacted by the price reductions as a result of these tenders, as well as general pricing pressure on its non-tender business and the loss of exclusivity on certain Statutory Health Insurance contracts.

Total revenues from Asia Pacific were $237.0 million for the three-month period ended September 30, 2009, compared to $226.6 million for the three months ended September 30, 2008, representing an increase of $10.4 million or 4.6%. Sales in Asia Pacific are derived from the sale of generic pharmaceuticals in Australia, India, Japan and New Zealand.

On a constant currency basis, Asia Pacific revenues increased approximately 10%. In Australia, sales decreased as new products were offset by lower volume. The third quarter of 2008 was an unusually strong quarter in terms of volume as many Australian customers re-stocked their inventory following the government mandated pricing reform that took place in July of 2008. Japan sales increased as Mylan continues to gain footing in the continually expanding Japanese generics market. In India, revenues increased primarily due to higher sales of first-line anti-retroviral (“ARV”) products. Also contributing to the increase in Asia Pacific revenues are higher third party sales of API. API is also sold to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy.

In addition to net revenue, total revenues in Asia Pacific included other revenue of $9.6 million in the current quarter through intercompany product development agreements, compared to $13.9 million in the same prior year period.

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

For the three months ended September 30, 2009, the segment profitability for the Generics Segment was $295.2 million compared to $273.9 million in the prior year comparable period. This increase is the result of higher revenues and gross profit, mainly from North America and Asia Pacific, as well as lower operating expenses as discussed below.

Specialty Segment

For the current quarter, the Specialty Segment reported total revenues of $154.7 million, of which $150.9 million represented third-party sales, compared to total revenues of $130.6 million in the same prior year period, of which $125.4 million represented third-party sales. The Specialty Segment consists of Dey, which focuses on the development, manufacturing and marketing of specialty pharmaceuticals in the respiratory and severe allergy markets. The most significant contributor to Specialty Segment revenues and profitability is the EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions. The EpiPen Auto-Injector is the number one prescribed treatment for severe allergic reactions with a U.S. market share of over 95%.

Segment profitability for the current quarter was $39.8 million compared to $28.2 million in the comparable three-month period. The increase is the result of increased revenue and gross profit as operating expenses were consistent when comparing the periods.

Operating Expenses

R&D expense for the three months ended September 30, 2009, was $69.8 million compared to $74.7 million in the same prior year period, a decrease of $4.9 million. The decrease was primarily realized by the Generics Segment and is reflective of certain restructuring activities undertaken by the Company with respect to the previously announced rationalization and optimization of the global manufacturing and research and development platforms.

SG&A expense for the current quarter was $259.6 million compared to $275.6 million for the same period in the prior year, a decrease of $16.0 million. This decrease was primarily recognized in Corporate/Other and is due to lower costs, including temporary staffing and consulting costs related to the integration of the former Merck Generics business, the majority of which were incurred in prior periods. Lower selling expenses, resulting from right-sizing of the sales force in certain non-U.S. markets, and the favorable impact of foreign currency also contributed to the overall decrease in the current quarter.

Litigation Settlements, net

During the three months ended September 30, 2009, the Company recorded net unfavorable litigation charges of $114.3 million. The majority of this amount, $121.0 million, pre-tax (approximately $83.0 million after-tax), related to the settlement of an investigation by the U.S. Department of Justice concerning calculations of Medicaid drug rebates.

Interest Expense

Interest expense for the three months ended September 30, 2009, totaled $77.0 million compared to $93.5 million for the three months ended September 30, 2008. The decrease is due to the reduction in the Company’s outstanding debt balance, through repayments made in December 2008 and March 2009, as well as lower overall interest rates.

Other Income, net

Other income, net was $0.2 million in the current quarter compared to $5.8 million in the comparable three-month period.

Income Tax Expense

The Company recorded an income tax benefit of $11.1 million for the three-month period ending September 30, 2009 compared to a provision of $256.1 million in the comparable prior year quarter. The fluctuation in the effective tax rate is due to different levels of income, the deductibility of certain foreign attributes, changes in unrecognized losses of certain foreign subsidiaries, and changes to the reserves required by ASC topic 740, Income Taxes (“ASC 740”).

Nine Months Ended September 30, 2009, Compared to Nine Months Ended September 30, 2008

Total Revenues and Gross Profit

For the nine months ended September 30, 2009, Mylan reported total revenues of $3.74 billion compared to $3.93 billion in the same prior year period. Net revenues increased $239.2 million or 7% from $3.44 billion to $3.68 billion, while other revenues decreased $432.7 million. On a constant currency basis, net revenues increased by approximately 14%. The increase in net revenues is due to higher third-party sales in both of the Company’s segments. The Generics Segment accounted for the majority of the increase ($198.7 million) in third-party sales followed by the Specialty Segment ($40.5 million). See below for a more detailed discussion of each segment.

The decrease in other revenues of $432.7 million in the nine-month period was primarily the result of approximately $468.1 million recognized in the prior year of previously deferred revenue related to the sale of the Company’s rights of Bystolic. This decrease is partially offset by an increase in incremental revenue in the current year resulting from the cancellation of product development agreements for which the revenue had been previously deferred. Prior to the termination of these agreements, Mylan had been amortizing the previously received non-refundable, upfront payments over a period of several years.

Gross profit for the nine months ended September 30, 2009 was $1.56 billion, and gross margins were 41.7%. For the nine months ended September 30, 2008, gross profit was $1.68 billion, and gross margins were 42.6%. Gross profit for both periods is impacted by certain purchase accounting related items which consisted primarily of incremental amortization related to purchased intangible assets and the inventory step-up associated with the acquisition of the former Merck Generics business. Excluding such items from both periods, and the Bystolic revenue from the prior year, gross margins would have been approximately 47.3% in the current year period compared to 44.5% in the prior year period. This increase in gross margins was realized by the Generics Segment, due primarily to the launch of new products in North America, as gross margins in the Specialty Segment remained constant.

Generics Segment

For the nine months ended September 30, 2009, the Generics Segment reported total revenues of $3.41 billion, compared to $3.16 billion for the comparable prior year period. Total revenues from North America were $1.64 billion for the nine-month period ended September 30, 2009, compared to $1.31 billion for the nine months ended September 30, 2008. Included in total revenues are other revenues of $48.3 million in the current year period compared to $17.0 million in the prior year period. This increase is the result of approximately $26.0 million of incremental revenue resulting from the cancellation of product development agreements.

North America net revenues were $1.59 billion in the nine-month period ended September 30, 2009, compared to $1.30 billion in the prior year period, an increase of $293.3 million or 22.6%. The increase in net revenues is the result of revenue from new products and favorable volume, partially offset by unfavorable pricing. New products contributed net revenues of approximately $297.0 million, the majority of which were divalproex ER, Mylan’s version of Abbott Laboratories’ Depakote® ER, and levetiracetam, Mylan’s version of UCB Pharma’s Keppra®.

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

Total revenues from EMEA were $1.18 billion for the nine-month period ended September 30, 2009, compared to $1.27 billion for the comparable prior year period. On a constant currency basis, EMEA revenues increased by approximately 5% over the prior year.

Increased revenues in France, driven mainly by market share gain and new product launches, strong development in Italy where we have recently achieved market leadership, and a full nine months of revenue contribution from the Central and Eastern European businesses acquired in June 2008, served to offset lower revenues brought about by continued pricing pressures in certain European markets, primarily in Germany. A number of markets in which we operate have implemented or may implement “tender systems” for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a further negative impact on sales and gross profit in these markets.

Total revenues from Asia Pacific were $692.2 million for the nine-month period ended September 30, 2009, compared to $678.8 million for the nine months ended September 30, 2008, representing an increase of $13.4 million or 2.0%. However, on a constant currency basis, Asia Pacific sales increased by approximately 15%, primarily realized by Mylan’s Japanese and Indian subsidiaries, and higher sales of API. The increase in Japan was driven by favorable product mix, as well as the continued impact of certain pro-generic measures implemented by the Japanese government. In India, revenues increased due to higher sales of first-line ARV products. These increases were offset by lower sales in Australia, which have been impacted by unfavorable pricing following the government price reduction of 25% that took place in the third quarter of 2008 and the competitive pressure that resulted.

In addition to net revenue, total revenues in Asia Pacific included other revenue of $42.7 million in the nine months ended September 30, 2009, realized primarily through intercompany product development agreements, compared to $37.0 million in the same prior year period.

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

For the nine months ended September 30, 2009, the segment profitability for the Generics Segment was $995.2 million compared to $703.7 million in the prior year comparable period. This increase is the result of higher revenues and gross profit, as well as lower operating expenses, as discussed below.

Specialty Segment

For the nine months ended September 30, 2009, the Specialty Segment reported total revenues of $368.2 million, of which $353.0 million represented third-party sales, compared to total revenues of $336.0 million in the same prior year period, of which $308.5 million represented third-party sales. The EpiPen Auto-Injector continued to be the most significant contributor to Specialty Segment revenues and profitability.

In addition to the continued strong sales of the EpiPen Auto-Injector, the increase in third-party revenues is due primarily to increased sales of Perforomist® Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease. Increased sales of the EpiPen Auto-Injector and Perforomist Solution in the current year were partially offset by lower revenue from DuoNeb® for which patent protection was lost in late 2007. The additional competition which followed the loss of patent protection has not only affected Dey’s sales of the branded product, but also impacted the profit share received from sales of the licensed generic.

Segment profitability for the nine months ended September 30, 2009 was $71.5 million compared to $50.4 million in the comparable nine-month period. This increase is the result of increased sales volume as discussed above, as well as lower operating expenses resulting from certain restructuring initiatives.

Operating Expenses

R&D expense for the nine months ended September 30, 2009, was $202.7 million compared to $239.3 million in the same prior year period, a decrease of $36.7 million. The decrease was realized by the Generics Segment and to a lesser degree the Specialty Segment, and is reflective of certain restructuring activities undertaken by the Company with respect to the previously announced rationalization and optimization of the global manufacturing and research and development platforms. These decreases were partially offset by a non-recurring, up-front payment of $18.0 million made with respect to the Company’s execution of a co-development agreement that was entered into during the nine months ended September 30, 2009.

SG&A expense for the nine months ended September 30, 2009 was $781.0 million compared to $788.0 million for the same period in the prior year, a decrease of $7.0 million. This decrease resulted from lower SG&A realized by both segments, due to the favorable impact of foreign exchange and cost savings resulting from certain restructuring initiatives. This decrease was partially offset by an increase in Corporate/Other SG&A activities due primarily to an increase in legal and professional fees, as well as higher payroll and payroll related costs.

Litigation Settlements, net

During the nine months ended September 30, 2009, the Company recorded net unfavorable litigation charges of $111.5 million. The majority of this amount, $121.0 million, pre-tax (approximately $83.0 million, after-tax), related to the settlement of an investigation by the U.S. Department of Justice concerning calculations of Medicaid drug rebates.

Interest Expense

Interest expense for the nine months ended September 30, 2009, totaled $240.2 million compared to $282.4 million for the nine months ended September 30, 2008. The decrease is due to the reduction in the Company’s outstanding debt balance, through repayments made in December 2008 and March 2009, as well as lower overall interest rates.

Other Income, net

Other income, net was $29.7 million in the current nine-month period compared to $20.6 million in the comparable nine-month period. Included in the current year is a favorable adjustment in the current year of $13.9 million to the restructuring reserve as a result of a reduction in the estimated remaining spending on accrued projects, as well as a net gain of $10.4 million realized on the termination of two joint ventures.

Income Tax Expense

The Company recorded income tax expense of $52.5 million for the nine-month period ending September 30, 2009 compared to $180.1 million in the comparable prior year period. The fluctuation in the tax provision is due to different levels of income, the deductibility of certain foreign attributes, changes in unrecognized losses of certain foreign subsidiaries, and changes to the reserves required by ASC 740. In the nine-month period ending September 30, 2008, a pre-tax operating loss was offset by the non-deductible goodwill impairment charge related to Dey. The effective tax rate in the prior year was largely influenced by the gain on the sale of Bystolic as well.

Liquidity and Capital Resources

Cash provided by operating activities were $546.6 million for the nine months ended September 30, 2009. The amount consists primarily of net earnings and non-cash addbacks for depreciation and amortization and litigation settlements, partially offset by a decrease in cash from net changes in operating assets and liabilities and the deferred income tax benefit.

Cash used in investing activities for the nine months ended September 30, 2009 was $282.9 million, consisting primarily of approximately $172.3 million which was spent to acquire additional shares of Matrix and $38.9 million which was used to acquire the additional 50% interest in Astrix. Partially offsetting these cash outflows was the receipt of $23.3 million consisting of the proceeds from Matrix’s sale of its 50% in the FCC joint venture.

Also included in cash used in investing activities were capital expenditures of $83.1 million. These expenditures were primarily for equipment, including a portion related to the Company’s previously announced planned expansions and integration plans surrounding the acquisition of the former Merck Generics business.

Cash used in financing activities was $242.8 million for the nine months ended September 30, 2009. Cash dividends of $104.3 million were paid on the Company’s 6.50% mandatory convertible preferred stock. Additionally, the Company made repayments on its long-term debt in the amount of $153.3 million. These payments primarily consist of the prepayment of amounts due in 2010 under the Company’s Senior Credit Agreement.

The Company is involved in various legal proceedings that are considered normal to its business. While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect the Company’s financial position and results of operations. Additionally, for certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan under the provisions of the Share Purchase Agreement. The inability or denial of Merck KGaA to pay on an indemnified claim, could have a material adverse effect on the Company’s financial position or results of operations.

The Company’s Condensed Consolidated Balance Sheet as of September 30, 2009 includes restructuring reserves of $55.6 million. Spending against this balance, which consists primarily of severance and related costs and costs associated with the previously announced rationalization and optimization of the Company’s global manufacturing and research and development platforms, is expected to occur over the next two to three years.

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

On October 20, 2009, the Company announced that a quarterly dividend of $16.25 per share was declared (based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share) payable on November 16, 2009, to the holders of preferred stock of record as of November 1, 2009.

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

At September 30, 2009 and December 31, 2008, the Company had $84.0 million and $83.6 million in letters of credit outstanding.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at September 30, 2009, excluding the discount and conversion feature, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
	(In thousands)

2009	$—	$—	$—	$—	$—	$—	$—
2010	—	—	—	—	—	—	—
2011	62,500	102,460	25,560	7,675	—	—	198,195
2012	78,125	128,076	25,560	7,675	600,000	—	839,436
2013	78,125	128,076	25,560	7,675	—	—	239,436
2014	—	—	2,402,640	721,493	—	—	3,124,133
Thereafter	—	—	—	—	—	575,000	575,000

Total	$218,750	$358,612	$2,479,320	$744,518	$600,000	$575,000	$4,976,200

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162 (as codified in ASC topic 105, Generally Accepted Accounting Principles (“ASC 105”)). This update to ASC 105 establishes the Codification as the single source of authoritative accounting principles generally accepted in the United States of America (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification has become non-authoritative. Following this update to ASC 105, the FASB will not issue new standards in the form of Statements, FASB Staff Positions (“FSP”), or Emerging Issues Task Force (“EITF”) Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The Company adopted the requirements of this standard for the quarter ended September 30, 2009. The adoption of this update to ASC 105 did not have a material impact on the Company’s Condensed Consolidated Financial Statements. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of SFAS No. 140 (as codified in ASC topic 860, Transfers and Servicing (“ASC 860”)). This update to ASC 860 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (which is codified in ASC 860), and will require more disclosures about transfers of financial assets, including securitization transactions and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This update to ASC 860 enhances disclosures reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. This update to ASC 860 is effective for fiscal years beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this update to ASC 860.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (as codified in ASC topic 855, Subsequent Events (“ASC 855”)). This update to ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the requirements of this standard for the quarter ended June 30, 2009. The adoption of this update to ASC 855 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (as codified in ASC topic 320, Investments — Debt and Equity Securities (“ASC 320”)). This update to ASC 320 amends SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets (all of which are codified in ASC 320), to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This standard replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of this update to ASC 320 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (as codified in ASC topic 825, Financial Instruments (“ASC 825”)). This update to ASC 825 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of ASC 825. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. This update to ASC 825 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The Company adopted the requirements of this standard as of June 30, 2009. The adoption of this update to ASC 825 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

On January 1, 2009, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (as codified in ASC topic 470, Debt (“ASC 470”)). Under the new rules, for convertible debt instruments (including the Company’s Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, entities now separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules, as they apply to the Company’s Senior Convertible Notes, is that the equity component is included in the additional paid-in capital section of shareholders’ equity on the Company’s consolidated balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense results through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over their term. This update to ASC 470 requires retrospective application as disclosed below.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (as codified in ASC topic 810, Consolidation (“ASC 810”)). This update to ASC 810 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (which is codified in ASC 810), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This update to ASC 810 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.

The Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008, as originally reported and as adjusted for the adoption of the aforementioned updates to ASC 470 and ASC 810, are as follows:

	Three Months Ended
	September 30,
	2008	2008
		As Adjusted
	(In thousands, except per share amounts)

Interest expense	$87,553	$93,540
Earnings before income taxes and noncontrolling interest	479,045	473,058
Income tax provision	272,438	256,088
Net earnings	206,607	216,970
Net earnings attributable to the noncontrolling interest	151	151
Net earnings attributable to Mylan Inc. common shareholders	171,999	182,362
Loss per common share attributable to Mylan Inc.:
Basic	$0.56	$0.60

Diluted	$0.45	$0.47

Weighted average common shares outstanding:
Basic	304,449	304,449

Diluted	458,350	458,350

	Nine Months Ended
	September 30,
	2008	2008
		As Adjusted
	(In thousands, except per share amounts)

Interest expense	$264,789	$282,405
Earnings before income taxes and noncontrolling interest	19,088	1,472
Income tax provision	197,378	180,062
Net loss	(178,290)	(178,590)
Net earnings attributable to the noncontrolling interest	2,266	2,266
Net loss attributable to Mylan Inc. common shareholders	(280,260)	(280,560)
Loss per common share attributable to Mylan Inc.:
Basic	$(0.92)	$(0.92)

Diluted	$(0.92)	$(0.92)

Weighted average common shares outstanding:
Basic	304,305	304,305

Diluted	304,305	304,305

The Company’s Condensed Consolidated Balance Sheet as originally reported and as adjusted for the adoption of the aforementioned updates to ASC 470 and ASC 810, is as follows:

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective. No change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in

1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and intend to challenge the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which will now proceed in the Court of Appeals for the D.C. Circuit. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Consolidated Balance Sheet as of September 30, 2009) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double or treble damages, counsel fees and costs, and/or injunctive relief. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek recovery of any and all alleged overpayment of the “federal share” under the Medicaid program. Mylan intends to answer the complaint denying liability and to defend the action vigorously.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involved whether MPI and UDL may have violated the False Claims Act by classifying certain authorized generics as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs on sales from 2000 through 2004. MPI and UDL denied the government’s allegations and denied that they engaged in any wrongful conduct. On

October 19, 2009, a lawsuit, filed in March 2004 by a private relator, in which the federal government subsequently intervened, was unsealed by the U.S. District Court for the District of New Hampshire. That same day, MPI and UDL announced that they had entered into a settlement agreement with the federal government, relevant states and the relator for approximately $121.0 million, resolving both the lawsuit and the U.S. Department of Justice investigation. A stipulation of dismissal with prejudice has been filed with the court. The resolution of the matter did not include any admission or finding of wrongdoing on the part of either MPI or UDL. Mylan has recorded a one time, non-recurring, after-tax charge of approximately $83.0 million ($121.0 million pre-tax) in the quarter ended September 30, 2009, as a result of this settlement. Additionally, the Company intends to seek recovery of a substantial portion of the settlement amount from any party that received overpayments resulting from adjusted net sales during the relevant timeframe.

Dey is a defendant currently in lawsuits brought by the state AGs of Arizona, California, Florida, Illinois, Iowa, Kansas, Kentucky, Pennsylvania and Wisconsin, as well as the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. Dey’s motion for partial summary judgment is pending. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey. Dey intends to defend each of these actions vigorously. The Company has approximately $114.6 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $114.6 million in other assets.

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

Digitek (R) Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. To date, an estimated 710 lawsuits have been filed against Mylan, UDL and Actavis pertaining to the recall. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position and results of operations.

Pioglitazone

On February 21, 2006, a district court in the U.S. District Court for the Southern District of New York held that Mylan, MPI and UDL’s pioglitazone abbreviated new drug application (“ANDA”) product infringed a patent asserted against them by Takeda Pharmaceuticals North America, Inc. and Takeda Chemical Industries, Ltd (“Takeda”) and that the patent was enforceable. That same court also held that Alphapharm Pty, Ltd and Genpharm ULC’s pioglitazone ANDA product infringed the Takeda patent and that the patent was valid. Subsequently, the district court granted Takeda’s motion to find the cases to be exceptional and to award attorneys fees and costs in the amounts of $11.4 million from Mylan and $5.4 million from Alphapharm/Genpharm, with interest, which amounts were paid in 2009. Mylan and Alphapharm/Genpharm both separately appealed the underlying patent validity and enforceability determinations and the exceptional case findings to the Court of Appeals for the Federal Circuit, but the findings were affirmed. Mylan’s and Alphapharm’s petitions to the U.S. Supreme Court were rejected on October 5, 2009.

EU Commission Proceedings

On or around July 3, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by Matrix Laboratories Limited (“Matrix”) and four other companies, each of which entered into agreements with Servier relating to the product perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. On August 5, 2009, Matrix and Generics [UK] Ltd received requests for information from the EU Commission in connection with this matter, and both companies have responded.

In addition, the European Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan S.A.S has responded to the questionnaires received in connection with the sector inquiry and has produced documents and other information in connection with the inquiry.

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S, acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry. Mylan is cooperating with the Commission in connection with the investigation. No statement of objections has been filed against Mylan in connection with the investigation.

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

We acquired the former Merck Generics business in October 2007. There continue to be a number of operational risks associated with the acquisition and related integration, including but not limited to:

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

WE MAY FAIL TO REALIZE THE EXPECTED COST SAVINGS, GROWTH OPPORTUNITIES AND OTHER BENEFITS ANTICIPATED FROM THE ACQUISITIONS OF THE FORMER MERCK GENERICS BUSINESS AND MATRIX, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The success of the acquisitions of the former Merck Generics business and Matrix will depend, in part, on our ability to realize anticipated cost savings, revenue synergies and growth opportunities from integrating the businesses. We expect to benefit from operational cost savings resulting from the consolidation of capabilities and elimination of redundancies as well as greater efficiencies from increased scale and market integration.

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

We have grown very rapidly over the past few years, through our acquisitions of the former Merck Generics business and Matrix. This growth has put significant demands on our processes, systems and people. We expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage and support our rapid growth, there may be a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

OUR GLOBAL EXPANSION THROUGH THE ACQUISITIONS OF THE FORMER MERCK GENERICS BUSINESS AND MATRIX EXPOSES US TO ADDITIONAL RISKS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

With our acquisitions of the former Merck Generics business and Matrix, our operations extend to numerous countries outside the United States. Operating globally exposes us to certain additional risks including, but not limited to:

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

Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example the Food and Drug Administration (“FDA”) in the United States and the European Medicines Agency (“EMA”) in the EU). The process of obtaining regulatory approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly and largely unpredictable. Outside the United States, the approval process may be more or less rigorous, and the time required for approval may be longer or shorter than that required in the United States. Bioequivalency studies conducted in one country may not be accepted in other countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner, may be unable to obtain requisite approvals on a timely basis for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug it may be limited with respect to the indicated uses and delivery methods for which the drug may be marketed, which could in turn restrict our potential market for the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. The timing and cost of obtaining regulatory approvals could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline.

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

CHANGES IN INCOME TAX LAWS AND TAX RULINGS MAY HAVE A SIGNIFICANTLY ADVERSE IMPACT ON OUR EFFECTIVE TAX RATE AND INCOME TAX EXPENSE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The current U.S. presidential administration recently announced several proposals to change U.S. income tax rules, including proposals for U.S. international tax reform. The proposals would, among other things, limit the use of foreign tax credits to reduce residual U.S. income tax on non-U.S. source income, limit the deferral of U.S. income tax on non-U.S. source income, and defer the deduction of interest and certain other expenses attributable to non-U.S. source income of foreign subsidiaries. Each of these proposals would be effective only for taxable years beginning after December 31, 2010. We cannot determine whether these proposals will be enacted into law or what, if any, changes will be made to such proposals prior to their being enacted into law. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. As discussed elsewhere in this Form 10-Q and other reports we file with the SEC, we and other pharmaceutical companies are defendants in a number of suits filed by state attorneys general and had been notified of an investigation by the United States Department of Justice with respect to Medicaid reimbursement and rebates, which has since been settled. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. Further, effective October 1, 2007, the Centers for Medicaid and Medicare Services, or CMS, adopted new rules for Average Manufacturer’s Price (“AMP”) based on the provisions of the Deficit Reduction Act of 2005 (“DRA”). While the matter remains subject to litigation and proposed legislation, one potential significant change as a result of the DRA is that AMP would need to be disclosed to the public. AMP was historically kept confidential by the government and participants in the Medicaid program. Disclosing AMP to competitors, customers, and the public at large could negatively affect our leverage in commercial price negotiations.

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

There may also be situations where the Company uses its business judgment and decides to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch” situation). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

On July 18, 2008, the Australian government mandated a 25% price reduction on generic pharmaceutical products sold in Australia. Such a widespread price reduction of this magnitude is unprecedented in Australia. As a result, pharmaceutical companies have generally experienced significant declines in revenues and profitability and uncertainties continue to exist within the market. This price reduction has had an adverse effect on our business in Australia, and as uncertainties are resolved or if other countries in which we operate enact similar measures, they could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We may continue to seek to expand our product line through complementary or strategic acquisitions of other companies, products or assets, including those in rapidly developing economies, or through joint ventures, licensing agreements or other arrangements or may determine to divest certain products or assets. Any such acquisitions, joint ventures or other business combinations may involve significant challenges in integrating the new company’s operations, and divestitures could be equally challenging. Either process may prove to be complex and time consuming and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings.

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

Our branded products developed, formulated, manufactured (or alternatively, in-licensed) and marketed by our specialty business may be subject to the following risks, among others:

•	limited patent life, or the loss of patent protection;

•	competition from generic products;

•	reductions in reimbursement rates by third-party payors;

•	importation by consumers;

•	product liability;

•	drug development risks arising from typically greater research and development investments than generics; and

•	unpredictability with regard to establishing a market.

In addition, developing and commercializing branded products is generally more costly than generic products. If such business expenditures do not ultimately result in the launch of commercially successful brand products, or if any of the risks above were to occur, there could be a material adverse effect on our business, financial position and results of operations and the market value of our common stock could decline.

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

On October 27, 2009, Mylan named Daniel C. Rizzo, Jr. its principal financial officer. Rizzo, age 47, serves as the Company’s Senior Vice President, Chief Accounting Officer and Corporate Controller. He joined the Company in June 2006, as Vice President and Corporate Controller (principal accounting officer), prior to which he served as Vice President and General Controller of Hexion Specialty Chemicals, Inc. from October 2005 to May 2006, before which he was Vice President, Corporate Controller and principal accounting officer at Gardner Denver, Inc. since 1998.

Mr. Rizzo is party to an Executive Employment Agreement (“Employment Agreement”) and a Transition and Succession Agreement (“T&S Agreement”), in each case dated February 8, 2008.

Employment Agreement

The Employment Agreement has an initial term of three years (i.e., through February 28, 2011) and may be extended or renewed upon mutual agreement of the parties. Mr. Rizzo has an annual base salary of $350,000 and is eligible for a discretionary annual bonus targeted at 60% of base salary.

In the event of Mr. Rizzo’s termination of employment without “cause” (as defined in the Employment Agreement), Mr. Rizzo will be entitled to receive, in addition to his accrued benefits, a lump sum equal to the sum of his then-current annual base salary. Mr. Rizzo would also be entitled to continuation of employee benefits for up to 12 months following termination of employment with the Company. During the term of the Employment Agreement and for a period of one year following termination of employment for any reason, Mr. Rizzo may not engage in activities that are competitive with the Company’s activities and may not solicit the Company’s customers or employees.

T&S Agreement

Mr. Rizzo’s T&S Agreement governs the terms of his employment commencing on the occurrence of a “change of control” (as defined in the T&S Agreement), and continues for the two year period following which a change of control occurs.

The agreement provides that upon a termination without “cause” or for “good reason” or by reason of Mr. Rizzo’s death or disability (each as defined in the T&S Agreement), the Company shall pay to Mr. Rizzo a lump sum in cash equal to three times the sum of: (i) his then current annual base salary, plus (ii) an amount equal to the highest bonus determined under the Employment Agreement or paid to him under the T&S Agreement (in the case of Mr. Rizzo’s death or disability, reduced by any disability or death benefits that he or his estate or beneficiaries are entitled to pursuant to plans or arrangements of the Company). Under the T&S Agreement, Mr. Rizzo also would be entitled to continuation of employee benefits for a period of three years following termination of employment with the Company.

ITEM 6.	EXHIBITS

3.1		Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
3.2		Bylaws of the registrant, as amended to date, filed as Exhibit 3.2 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4	.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4	.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.4		Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.1		Amendment No. 3 to Executive Employment Agreement dated as of August 31, 2009, by and between the registrant and Heather Bresch.
10.2		Amendment No. 3 to Executive Employment Agreement dated as of August 31, 2009, by and between the registrant and Rajiv Malik.
10.3		Retirement Benefit Agreement dated as of August 31, 2009, by and between the registrant and Heather Bresch.
10.4		Retirement Benefit Agreement dated as of August 31, 2009, by and between the registrant and Rajiv Malik.
10.5		Agreement dated as of September 22, 2009, by and between the registrant and Milan Puskar.
10.6		Severance Plan, as amended to date.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc.
(Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Chairman and Chief Executive Officer

October 30, 2009

/s/  Heather Bresch
Heather Bresch
President

October 30, 2009

/s/  Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting Officer
and Corporate Controller
(Principal financial and accounting officer)

October 30, 2009

EXHIBIT INDEX

10.1	Amendment No. 3 to Executive Employment Agreement dated as of August 31, 2009, by and between the registrant and Heather Bresch.
10.2	Amendment No. 3 to Executive Employment Agreement dated as of August 31, 2009, by and between the registrant and Rajiv Malik.
10.3	Retirement Benefit Agreement dated as of August 31, 2009, by and between the registrant and Heather Bresch.
10.4	Retirement Benefit Agreement dated as of August 31, 2009, by and between the registrant and Rajiv Malik.
10.5	Agreement dated as of September 22, 2009, by and between the registrant and Milan Puskar.
10.6	Severance Plan, as amended to date.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.