Form 10-K
period 2009-12-31
MYLAN INC.
filed 2010-02-26
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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
(724) 514-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Stock, par value $0.50 per share	The NASDAQ Stock Market
6.50% Mandatory Convertible Preferred Stock	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,906,829,317.

The number of shares outstanding of common stock of the registrant as of February 19, 2010, was 306,679,038.

*	The registrant has not yet been phased into the interactive data requirements.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Form 10-K into which
Document	Document is Incorporated

Proxy Statement for the 2010 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2009.	III

MYLAN INC.

INDEX TO FORM 10-K
For the Year Ended December 31, 2009

PART I

ITEM 1.	Business

Mylan Inc. and its subsidiaries (the “Company”, “Mylan”, “our” or “we”) comprise a global pharmaceutical company that develops, licenses, manufactures, markets and distributes generic and branded generic pharmaceuticals, specialty pharmaceuticals and active pharmaceutical ingredients (“API”). The Company was incorporated in Pennsylvania in 1970. The Company amended its articles of incorporation to change its name from Mylan Laboratories Inc. to Mylan Inc., effective October 2, 2007.

Effective October 2, 2007, the Company amended its bylaws, to change the Company’s fiscal year from beginning April 1st and ending on March 31st, to beginning January 1st and ending on December 31st.

Overview

Long considered a leader in the United States (“U.S.”) generic pharmaceutical market, Mylan has grown into a worldwide pharmaceutical leader and is currently the third largest generic and specialty pharmaceutical company in the world, in terms of revenues. This evolution has taken place through organic growth and external expansion. Organically, we have attained a position of leadership in the U.S. generic pharmaceutical industry through our ability to obtain Abbreviated New Drug Application (“ANDA”) approvals and our reliable supply chain. Through the acquisition of Matrix Laboratories Limited (“Matrix”) and the acquisition of Merck KGaA’s generics and specialty pharmaceutical business (“the former Merck Generics business”), we have created a horizontally and vertically integrated platform with global scale, a diversified product portfolio and an expanded range of capabilities that position us well for the future. We believe that as a result of these acquisitions we are less dependent on any single market or product and are able to compete successfully on a global basis.

Through Matrix, an Indian subsidiary, we manufacture and supply low cost, high quality API for our own products and pipeline, as well as for third parties. Matrix is one of the world’s largest API manufacturers with respect to the number of drug master files (“DMFs”) filed with regulatory agencies. Matrix is also a leader in supplying API for the manufacturing of anti-retroviral (“ARV”) drugs, which are utilized in the treatment of HIV/AIDS. Additionally, Matrix offers a line of finished dosage form (“FDF”) products in both the ARV and non-ARV markets.

Matrix had been an Indian listed company in which Mylan owned a 71.2% controlling interest. During 2009, pursuant to the completion of a voluntary delisting offer, Mylan purchased additional shares of Matrix from its then minority shareholders, bringing both the Company’s total ownership and control to over 96%. Matrix’s stock was delisted from the Indian stock exchanges effective August 21, 2009.

The acquisition of the former Merck Generics business has provided Mylan a worldwide commercial footprint, including leadership positions in France and Australia and several other key European and Asia Pacific markets, as well as a leading branded specialty pharmaceutical business focusing on respiratory and allergy products.

Currently, Mylan markets more than 900 different products covering a vast array of therapeutic categories, to consumers in more than 140 countries and territories across the globe. We offer an extensive range of dosage forms and delivery systems, including oral solids, topicals, liquids and semi-solids, as well as some which are difficult to formulate and manufacture and typically have longer product life cycles than traditional generic pharmaceuticals, including high potency formulations, steriles, injectables, transdermal patches, controlled release and respiratory delivery products.

Mylan also has the deepest pipeline and largest number of products pending regulatory approval in the Company’s history. Mylan will benefit from substantial operational efficiencies and economies of scale from increased sales volumes and its vertically and horizontally integrated platform.

We believe that the breadth and depth of our business provides certain competitive advantages over many of our competitors in major markets. These advantages include global research and development and manufacturing facilities that provide for additional technologies, economies of scale and a broad product portfolio, as well as an API business, which ensures a high quality, stable supply.

Our Operations

Mylan previously had three reportable segments, “Generics”, “Specialty” and “Matrix.” The Matrix Segment had consisted of Matrix. Following the acquisition of approximately 25% of the remaining interest in Matrix and its related delisting from the Indian stock exchanges, Mylan now has two reportable segments, “Generics” and “Specialty.” Mylan changed its segments to align with how the business is being managed after those changes. The former Matrix Segment is included within the Generics Segment. Information for earlier periods has been recast. Refer to Note 17 to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information related to our segments.

Our revenues are primarily derived from the sale of generic and branded generic pharmaceuticals, specialty pharmaceuticals and API. Our generic pharmaceutical business is conducted primarily in the U.S. and Canada (collectively, “North America”), Europe, the Middle East, and Africa (collectively, “EMEA”), and Australia, India, Japan and New Zealand (collectively, “Asia Pacific”). Our API business is conducted through our Indian subsidiary, Matrix, which is included within the Asia Pacific region in our Generics Segment. Our specialty pharmaceutical business is conducted by Dey Pharma, L.P. (“Dey”).

Generics Segment

North America

The U.S. generics market is the largest in the world, with revenues of $34.4 billion for the twelve months ended November 2009. Mylan holds the number two ranking in the U.S. generics market in terms of both revenue and prescriptions dispensed. Our sales are derived principally through Mylan Pharmaceuticals Inc. (“MPI”) and UDL Laboratories, Inc. (“UDL”), our wholly-owned subsidiaries. MPI is our primary U.S. pharmaceutical research, development, manufacturing, marketing and distribution subsidiary. MPI’s net revenues are derived primarily from the sale of solid oral dosage products. Additionally, MPI’s net revenues are augmented by transdermal patch products that are developed and manufactured by Mylan Technologies, Inc. (“MTI”), our wholly-owned transdermal technology subsidiary. UDL primarily re-packages and markets products either obtained from MPI or purchased from third parties, in unit dose formats, for use primarily in hospitals and other medical institutions.

In the U.S., we have one of the largest product portfolios among all generic pharmaceutical companies, consisting of approximately 224 products, of which approximately 206 are in capsule or tablet form in an aggregate of approximately 532 dosage strengths. Included in these totals are 25 extended release products in a total of 61 dosage strengths.

In addition to those products that we manufacture in the U.S., we also market, principally through UDL, 50 generic products in a total of 102 dosage strengths under supply and distribution agreements with other pharmaceutical companies. We believe that the breadth of our product offerings helps us to successfully meet our customers’ needs and to better compete in the generic industry over the long term.

Our U.S. product portfolio also includes three transdermal patch products in a total of 15 dosage strengths that are developed and manufactured by MTI. MTI’s fentanyl transdermal system (“fentanyl”) was the first AB-rated generic alternative to Duragesic® on the market and was also the first generic class II narcotic transdermal product ever approved. MTI’s fentanyl product currently remains the only AB-rated generic alternative approved in all strengths.

We believe the future growth of our U.S. generics business is partially dependent upon continued increasing acceptance of generic products as low cost alternatives to branded pharmaceuticals, a trend which is largely out of our control. However, we believe that we can maximize the profitability of our generic product opportunities by continuing our proven track record of bringing to market high quality products that are difficult to formulate or manufacture, or for which the API is difficult to obtain. Over the last ten years, in addition to fentanyl, we have successfully introduced generic products with high barriers to entry, including our launches of, among others, levetiracetam, divalproex, extended phenytoin sodium, levothyroxine sodium, oxybutynin, paroxetine and lansoprazole. Several of these products continued to be meaningful contributors to our business several years after their initial launch, due to their high barriers to entry. Additionally, we expect to achieve growth in our

U.S. business by launching new products for which we may attain U.S. Food and Drug Administration (“FDA”) first-to-file status with Paragraph IV certification.

Through Mylan Pharmaceuticals ULC, our wholly-owned subsidiary, we manufacture and market generic pharmaceuticals in Canada, the world’s third largest generic retail prescription market with revenues of $4.3 billion for the twelve months ended November 2009. Mylan Pharmaceuticals ULC offers a portfolio of approximately 120 products, in an aggregate of approximately 260 dosage strengths, and currently ranks fifth in terms of market share in the generic retail prescription market in Canada, based on value. As in the U.S., we believe that growth in Canada will be dependent upon increased acceptance of generic products as low cost alternatives to branded pharmaceuticals. Further, we hope to leverage the strength and reliability of the Mylan brand in the U.S. to foster growth throughout North America.

EMEA

Our generic pharmaceutical sales in EMEA are generated primarily by our wholly-owned subsidiaries in Europe. We have operations in 25 countries. Of the top ten generic retail pharmaceutical markets in Europe, we hold a number one market share position in France and Italy, we hold a top three market share position in the United Kingdom (“U.K.”), Belgium and Portugal, and we hold a top five market share position in Spain and the Netherlands.

Within EMEA, we characterize the different markets in which we operate as growth, commodity or emerging, based on the size, maturity and expected growth rates of each market. We consider our growth markets to include France, Italy, Spain, Portugal and Belgium. We consider our commodity markets to include Germany, the U.K. and the Netherlands. Finally, we consider our emerging markets to include several markets in Central and Eastern Europe.

In France, we market through our subsidiaries, Mylan S.A.S. and Qualimed S.A.S., a portfolio of approximately 160 products, in an aggregate of approximately 310 dosage strengths. France has the second largest generic retail pharmaceutical market in Europe with sales of approximately $4.07 billion during the twelve months ended November 2009. We hold the number one market share position in the company branded generic retail prescription market, as measured by value, with a share of approximately 31%. Future growth in the French market is expected to come from new product launches and an increase in generic substitution.

In Italy, we market through our subsidiary, Mylan S.p.A., a portfolio of approximately 110 products, in an aggregate of approximately 210 dosage strengths. The generic retail prescription market in Italy is the fourth largest generic market in Europe, with sales of approximately $2.25 billion during the twelve months ended November 2009. In Italy, we are the number one ranked company in terms of market share in the company branded generic retail prescription market, based on value. The Italian generics market emphasizes brand quality and the importance of being first-to-market in order to capture and maintain market share. We believe that the Italian generic market is underpenetrated, with generics representing approximately 17% of the value of the Italian pharmaceutical retail market. The Italian government has put forth only limited measures aimed at encouraging generic use, and as a result, generic substitution is still in its early stages. Our growth in the Italian generics market will be fueled by increasing generics penetration and off-patent molecules.

In Spain, we market through our subsidiary, Mylan Pharmaceuticals S.L., a portfolio of approximately 80 products, in an aggregate of approximately 190 dosage strengths. The generic retail prescription market in Spain is the fifth largest generic market in Europe, with sales of approximately $2.04 billion during the twelve months ended November 2009. We are the fifth ranked company in Spain in terms of market share in the company branded generic retail prescription market, based on value. Similar to Italy, the Spanish generics market is focused on brand quality and service level (reliable supply and customer orientation), and it is important to be first-to-market in order to capture market share. The generic market made up approximately 15% of the total Spanish retail pharmaceutical market by sales for the twelve months ended November 2009. We view further generic penetration of the Spanish market to be a key driver of our growth in that nation.

In Germany, we market through our subsidiary, Mylan dura, a portfolio of approximately 160 products, in an aggregate of approximately 830 dosage strengths. The German generic retail prescription market is the largest generic market in Europe, with sales of approximately $6.10 billion during the twelve months ended November 2009. As of November 2009, Mylan dura ranked number seven in terms of market share in the company branded generic retail prescription market in Germany, based on value. Most generic products in Germany are sold as brands, and health insurance companies are starting to play a major role as tenders are implemented. As a result of these tenders, our business in Germany has declined. Future growth in the German marketplace will depend upon our ability to compete based primarily on price.

In the U.K., we offer a broad product portfolio of approximately 170 products, in an aggregate of approximately 380 dosage strengths. The U.K. generic retail prescription market is the third largest market in Europe, with sales of approximately $2.94 billion for the twelve months ended November 2009. As of November 2009, Mylan ranked third in the U.K. reimbursement market, in terms of value, with an estimated market share of 11%. Mylan in the U.K. is well positioned as a preferred supplier to wholesalers and is also focused on areas such as multiple retail pharmacies and hospitals. The U.K. generics market is highly competitive, and any growth in the market will stem from new product launches, although the value will continue to be effected by price erosion.

We also have a notable presence in several other European markets, including Sweden, where we hold a top three ranking in terms of value in the company branded generic retail prescription market, and Ireland, where we hold a top five market position in terms of value in the generic retail prescription market. We also operate in several markets in Central and Eastern Europe, including Poland, Hungary, Slovakia, Slovenia and the Czech Republic. Additionally, we have an export business which is focused on Africa and the Middle East. Our balanced geographical position, leadership standing in many established and growing markets, and our vertically integrated platform, will all be keys to our future growth and success in EMEA.

Asia Pacific

We market generic pharmaceuticals in Asia Pacific through wholly-owned subsidiaries in Australia, New Zealand, India and Japan. Additionally, we market API to third parties as well as to other Mylan subsidiaries through our Indian subsidiary, Matrix. We hold the number one market positions in both Australia and New Zealand and the number four market position in Japan.

The generic pharmaceutical market in Australia had sales of approximately $750.0 million during the twelve months ended December 2009. Alphapharm, our Australian subsidiary, is the largest supplier by volume of prescription pharmaceuticals in Australia. It is also the generics market leader in Australia, holding an estimated 60% market share by volume as of December 2009, and offering the largest portfolio of generic pharmaceutical products in the Australian market with approximately 160 products, in an aggregate of approximately 350 dosage strengths. The generics market in Australia is still underdeveloped, and as a result, the government is increasingly focused on promoting generics in an effort to reduce costs. Maintaining our position of market leadership as the market undergoes further generic penetration will be the key to our future success in Australia. In New Zealand, our business operates under the name Mylan New Zealand and is the largest generics company in the country.

Mylan Seiyaku, our Japanese subsidiary, offers a broad portfolio of approximately 470 products, in an aggregate of approximately 830 dosage strengths. We have a manufacturing facility located in Japan, which is key to serving the Japanese market. Japan is the second largest pharmaceutical market in the world behind the U.S., and the seventh largest generic retail prescription market worldwide, with sales of approximately $3.70 billion during the twelve months ended November 2009. The market is currently mostly hospitals, but is expected to move into pharmacies as generic substitution becomes more prevalent. Recent pro-generics government actions include fixed hospital reimbursement for certain procedures, and pharmacy substitution. Japan is trying to grow generic utilization to 30% by 2012. These actions are expected to be key drivers of our future growth and profitability in Japan, which we see as our primary growth driver in Asia Pacific.

In India, we conduct our business through Matrix, of which its finished dosage business produces mostly ARV products which are sold outside of India. Expansion of this line, and an increase in domestic sales, are both key drivers of future growth.

In addition, Asia Pacific revenues are augmented by sales of API, of which Matrix is one of the world’s largest manufacturers with respect to the number of DMFs filed with regulatory agencies. Mylan currently has more than

200 APIs in the market or under development, and focuses its marketing efforts on regulated markets such as the U.S. and the European Union (“EU”). We produce API for use in the manufacture of Mylan’s pharmaceutical products, as well as for use by third parties, in a wide range of categories, including anti-bacterials, central nervous system agents, anti-histamine/anti-asthmatics, cardiovasculars, anti-virals, anti-diabetics, anti-fungals, proton pump inhibitors and pain management drugs. Matrix is also a leading supplier of generic ARV APIs used in the treatment of HIV.

Matrix has eight API and intermediate manufacturing facilities and one FDF facility. Two of the API and intermediate manufacturing facilities are located in China. Six of the facilities, including the FDF facility, are FDA approved, making Matrix one of the largest companies in India in terms of FDA-approved API manufacturing capacity.

From an API standpoint, growth is dependent upon us continuing to leverage our research and development capabilities to produce high-quality, low-cost API, while capitalizing on the greater API volumes afforded through our horizontally and vertically integrated platform.

Specialty Segment

Our specialty pharmaceutical business is conducted through Dey, which competes primarily in the respiratory, severe allergy and psychiatry markets. Dey’s products are primarily branded specialty nebulized, injectable and transdermal products for life-threatening conditions. Since our acquisition of Dey, a significant portion of Dey’s revenues have been derived primarily through the sale of the EpiPen® auto-injector.

The EpiPen auto-injector, which is used in the treatment of severe allergies, is an epinephrine auto-injector which has been sold in the U.S. since 1980 and internationally since the mid-1980’s. Dey has world-wide rights to the epinephrine auto-injector supplied to Dey by Meridian Medical Technologies and a world-wide license to the EpiPen trademark from Mylan. The EpiPen auto-injector is the number one prescribed auto-injector with world-wide market share of 93% and U.S. market share of 96%. The strength of the EpiPen brand name, quality and ease of use of the product and the promotional strength of the Dey U.S. sales force have enabled us to maintain our market share. Also, on October 1, 2009, Dey launched a new design of the epinephrine auto-injector in the U.S., which provides enhanced user-friendly attributes to the pen, further allowing Dey to maintain its strong leadership position in the severe allergy market.

Perforomist® Solution, Dey’s formoterol fumarate inhalation solution, was launched on October 2, 2007. Perforomist Solution is a long-acting beta2-adrenergic agonist indicated for long-term, twice-daily administration in the maintenance treatment of bronchoconstriction in chronic obstructive pulmonary disease patients, including those with chronic bronchitis and emphysema. Dey has been issued several U.S. and international patents protecting Perforomist Solution.

We believe we can continue to drive the long-term growth of our Specialty Segment by successfully managing our existing product portfolio, growing our newly launched products and bringing to market other product opportunities.

Product Development and Government Regulation

Generics Segment

North America

Prescription pharmaceutical products in the U.S. are generally marketed as either brand or generic drugs. Brand products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Brand products generally are patent protected, which provides a period of market exclusivity during which time they are sold with little or no competition for the compound, although there typically are other participants in the therapeutic area. Additionally, brand products may benefit from other periods of non-patent, market exclusivity. Exclusivity generally provides brand products with the ability to maintain their profitability for relatively long periods of time. Brand products generally continue to have a significant role in the market after the end of patent protection or other market exclusivities due to physician and consumer loyalties.

Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. A reference brand drug is an approved drug product listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) provides that generic drugs may enter the market after the approval of an ANDA and the expiration, invalidation or circumvention of any patents on the corresponding brand drug, or the end of any other market exclusivity periods related to the brand drug. Generic drugs are bioequivalent to their brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these brand products. Branded generic pharmaceutical products are generic products that are more responsive to the promotion efforts generally used to promote brand products. Growth in the generic pharmaceutical industry has been and will continue to be driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

We obtain new generic products primarily through internal product development. Additionally, we license or co-develop products through arrangements with other companies. New generic product approvals are obtained from the FDA through the ANDA process, which requires us to demonstrate bioequivalence to a reference brand product. Generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product or at the end of a period of non-patent market exclusivity. However, if an ANDA applicant files an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed in the Orange Book with respect to a reference drug product, that generic equivalent may be able to be marketed prior to the expiration of patent protection for the brand product. Such patent certification is commonly referred to as a Paragraph IV certification. If the holder of the New Drug Application (“NDA”) sues, claiming infringement or invalidation, within 45 days of notification by the applicant, the FDA may not approve the ANDA application until the earlier of the rendering of a court decision favorable to the ANDA applicant or the expiration of 30 months. An ANDA applicant that is first to file a Paragraph IV certification is eligible for a period of generic marketing exclusivity. This exclusivity, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with Paragraph IV certifications, lasts for 180 days, during which the FDA cannot grant final approval to other ANDA sponsors holding applications for the same generic equivalent.

All applications for FDA approval must contain information relating to product formulation, raw material suppliers, stability, manufacturing processes, packaging, labeling and quality control. Information to support the bioequivalence of generic drug products or the safety and effectiveness of new drug products for their intended use is also required to be submitted. There are generally two types of applications used for obtaining FDA approval of new products:

NDA.  A NDA is filed when approval is sought to market a drug with active ingredients that have not been previously approved by the FDA. NDAs are filed for newly developed branded products and, in certain instances, for a new dosage form, a new delivery system, or a new indication for previously approved drugs.

ANDA.  An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA’s “Orange Book” or for a new dosage strength or a new delivery system for a drug previously approved under an ANDA.

One requirement for FDA approval of NDAs and ANDAs is that our manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices (“cGMP”). The requirements for FDA approval encompass all aspects of the production process, including validation and recordkeeping, the standards around which are continuously changing and evolving.

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

Additionally, any ANDA seeking approval of a generic equivalent version of a referenced brand drug before expiration of the referenced patent(s) must include a certification to the FDA either that the listed patent is not infringed or that it is invalid or unenforceable (a Paragraph IV certification). If the holder of the NDA sues, claiming infringement or invalidation, within 45 days of notification by the applicant, the FDA may not approve the ANDA application until the earlier of the rendering of a court decision favorable to the ANDA applicant, the expiration of 30 months, or the expiration of the patent.

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

Medicaid, a U.S. federal health care program, requires all pharmaceutical manufacturers to rebate a percentage of their revenues arising from Medicaid-reimbursed drug sales to individual state Medicaid agencies. The required rebate is currently 11% of the average manufacturer’s price for sales of Medicaid-reimbursed products marketed under ANDAs. Sales of Medicaid-reimbursed products marketed under NDAs require manufacturers to rebate the greater of approximately 15% of the average manufacturer’s price or the difference between the average manufacturer’s price and the best price during a specific period. We believe that federal or state governments may continue to enact measures aimed at reducing the cost of drugs to the public.

Under Part D of the Medicare Modernization Act, Medicare beneficiaries are eligible to obtain discounted prescription drug coverage from private sector providers. As a result, usage of pharmaceuticals has increased, a trend which we believe will continue to benefit the generic pharmaceutical industry. However, such potential sales increases may be offset by increased pricing pressures, due to the enhanced purchasing power of the private sector providers that are negotiating on behalf of Medicare beneficiaries.

The primary regulatory approval required for API manufacturers selling API for use in FDFs to be marketed in the U.S. is approval of the manufacturing facility in which the API are produced, as well as the manufacturing processes and standards employed in that facility. The FDA requires that the manufacturing operations of both API and FDF manufacturers, regardless of where in the world they are located, comply with cGMP.

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

The EU presents complex challenges from a regulatory perspective. There is over-arching legislation which is then implemented at a local level by the 27 individual member states, Iceland, Liechtenstein and Norway. Between 1995 and 1998, the legislation was revised in an attempt to simplify and harmonize product registration. This revised legislation introduced the mutual recognition (“MR”) procedure, whereby after submission and approval by the authorities of the so-called reference member state (“RMS”), further applications can be submitted into the other chosen member states (known as concerned member states (“CMS”)). Theoretically, the authorization of the RMS should be mutually recognized by the CMS. More typically, however, a degree of re-evaluation is carried out by the CMS. In November 2005, this legislation was further optimized. In addition to the MR procedure, the new decentralized procedure (“DCP”) was introduced. The DCP is also led by the RMS, but applications are simultaneously submitted to all selected countries. From 2005, the centralized procedure operated by the European Medicines Agency (“EMA”) became available for generic versions of innovator products approved through the centralized authorization procedure. The centralized procedure results in a single marketing authorization, which, once granted, can be used by the marketing-authorization holder to file for individual country reimbursement and make the medicine available in all EU countries listed on the application.

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

The DCP is based on the same fundamental idea as the MR procedure. In contrast to the MR procedure, however, the DCP does not require a national marketing authorization to have been granted for the medicinal product. The pharmaceutical company applies for marketing authorization simultaneously in all the member states of the EU in which it wants to market the product. After consultation with the pharmaceutical company, one of the member states concerned in the DCP will become the RMS. The competent agency of the RMS undertakes the scientific evaluation of the medicinal product on behalf of the other CMSs and coordinates the procedure. If all the member states involved (RMS and CMS) agree to grant marketing authorizations, this decision forms the basis for the granting of the national marketing authorizations in the respective member states.

Neither the MR nor DCPs result in automatic approval in all member states. If any member state has objections, particularly in relation to potential serious risk to public health, which cannot be resolved within the procedure scope and timelines, they will be referred to the coordination group for MR and DCPs (“CMD”) and reviewed in a 60-day procedure. If this 60-day procedure does not result in a consensus by all member states, the product can be marketed in the countries whose health authorities agree that the product can be licensed. The issue raised will then enter a second referral procedure.

As with the MR procedure, the advantage of the DCP is that the pharmaceutical company receives identical marketing authorizations for its medicinal product in all the member states of the EU in which it wants to market the product. This leads to considerable streamlining of all regulatory activities in regard to the product. Variations, line extensions, renewals, etc. are also handled in a coordinated manner with the RMS leading the activity.

Once a DCP has been completed, the pharmaceutical company can subsequently apply for marketing authorizations for the medicinal product in additional EU member states by means of the MR procedure.

All products, whether centrally authorized or authorized by the MR or DCP, may only be sold in other member states if the product information is in the official language of the state in which the product will be sold, which effectively requires specific packaging and labeling of the product.

Under the national procedure, a company applies for a marketing authorization in one member state. The national procedure can now only be used if the pharmaceutical company does not seek authorization in more than one member state. If it does seek wider marketing authorizations, it must use the MR or DCP.

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

In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing of products and in some cases limit the range of different forms of drugs available for prescription by national health services. These controls can result in considerable price differences between member states. In addition, in past years, as part of overall programs to reduce healthcare costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. Some European governments have also set minimum targets for generics prescribing.

Certain markets in which the Company does business have recently undergone, some for the first time, or will soon undergo, government-imposed price reductions or similar pricing pressures on pharmaceutical products. In addition, a number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic utilization.

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

Asia Pacific

The pharmaceutical industry is one of the most highly regulated industries in Australia. The Australian government is heavily involved in the operation of the industry, as it subsidizes purchases of most pharmaceutical products. The Australian government also regulates the quality, safety and efficacy of therapeutic goods.

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

For pharmaceutical products listed on the PBS, the price is determined through negotiations between the Pharmaceutical Benefits Pricing Authority (a governmental agency) and pharmaceutical suppliers. The Australian government’s purchasing power is used to obtain lower prices as a means of controlling the cost of the program. The PBS also caps the wholesaler margin for drugs listed on the PBS. Wholesalers therefore have little pricing power over the majority of their product range and as a result are unable to increase profitability by increasing prices or margins. There were changes in 2008 to the pricing regime for PBS-listed medicines, which have decreased the margin wholesalers can realize. However, the Australian government has established a fund to compensate wholesalers under certain circumstances for the impact on the wholesale margin resulting from the new pricing arrangements.

Australia has a five-year data exclusivity period, whereby any data relating to a pharmaceutical product cannot be referred to in another company’s dossier until five years after the original product was approved.

Manufacturers and suppliers of pharmaceutical products are also regulated by the Therapeutic Goods Administration (“TGA”), which administers the Therapeutic Goods Act 1989 (Cth) (“Act”). The Act regulates the quality, safety and efficacy of pharmaceuticals supplied in Australia. The TGA carries out a range of assessment and monitoring activities to ensure that therapeutic goods available in Australia are of an acceptable standard, with a goal of ensuring that the Australian community has access, within a reasonable time, to therapeutic advances. Australian manufacturers of all medicines must be licensed under Part 3-3 of the Act, and their manufacturing processes must comply with the principles of the good manufacturing practices in Australia.

All therapeutic goods manufactured for supply in Australia must be listed or registered in the Australian Register of Therapeutic Goods (“ARTG”), before they can be supplied. The ARTG is a database kept for the purpose of compiling information in relation to and providing for evaluation of, therapeutic goods for use in humans and lists therapeutic goods which are approved for supply in, or export from, Australia. Whether a product is listed or registered in the ARTG depends largely on the ingredients, the dosage form of the product and the promotional or therapeutic claims made for the product.

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

Labeling, packaging and advertising of pharmaceutical products are also regulated by the Act and other relevant statutes including fair trading laws.

In Japan, we are governed by various laws and regulations, including the Pharmaceutical Affairs Law (Law No. 145, 1960), as amended, and the Products Liability Law (Law No. 85, 1994).

Under the Pharmaceutical Affairs Law, the retailing or supply of a pharmaceutical that a person has manufactured (including manufacturing under license) or imported is defined as “marketing,” and in order to market pharmaceuticals, one has to obtain a license, which we refer to herein as a Marketing License, from the Minister of Health, Labour and Welfare (“MHLW”). The authority to grant the Marketing License is delegated to prefectural governors; therefore, the relevant application must be filed with the relevant prefectural governor. A Marketing License will not be granted if the quality control system for the pharmaceutical for which the Marketing License has been applied or the post-marketing safety management system for the relevant pharmaceutical does not comply with the standards specified by the relevant Ministerial Ordinance made under the Pharmaceutical Affairs Law.

In addition to the Marketing License, a person intending to market a pharmaceutical must, for each product, obtain marketing approval from the Minister with respect to such marketing, which we refer to herein as Marketing Approval. Marketing Approval is granted subject to examination of the name, ingredients, quantities, structure, administration and dosage, method of use, indications and effects, performance and adverse reactions, and the quality, efficacy and safety of the pharmaceutical. A person intending to obtain Marketing Approval must attach materials, such as data related to the results of clinical trials (including a bioequivalence study, in the case of generic pharmaceuticals) or conditions of usage in foreign countries. Japan provides for market exclusivity through a re-examination system, which prevents the entry of generic pharmaceuticals until the end of the re-examination period, which can be up to eight years (and ten years in the case of orphan drugs).

The authority to grant Marketing Approval in relation to pharmaceuticals for certain specified purposes (e.g., cold medicines and decongestants) is delegated to the prefectural governors by the Minister, and applications in relation to such pharmaceuticals must be filed with the governor of the relevant prefecture where the relevant company’s head office is located. Applications for pharmaceuticals for which the authority to grant the Marketing Approval remains with the MHLW must be filed with the Pharmaceuticals and Medical Devices Agency. When an application is submitted for a pharmaceutical whose active ingredients, quantities, administration and dosage, method of use, indications and effects are distinctly different from those of pharmaceuticals which have already been approved, the MHLW must seek the opinion of the Pharmaceutical Affairs and Food Sanitation Council.

The Pharmaceutical Affairs Law provides that when (a) the pharmaceutical that is the subject of an application is shown not to result in the indicated effects or performance indicated in the application, (b) the pharmaceutical is found to have no value as a pharmaceutical because it has harmful effects outweighing its indicated effects or performance, or (c) in addition to (a) and (b) above, when the pharmaceutical falls within the category designated by the relevant Ministerial Ordinance as not being appropriate as a pharmaceutical, Marketing Approval shall not be granted.

The MHLW must cancel a Marketing Approval, after hearing the opinion of the Pharmaceutical Affairs and Food Sanitation Council, when the MHLW finds that the relevant pharmaceutical falls under any of (a) through (c) above. In addition, the Minister can order the amendment of a Marketing Approval when it is necessary to do so from the viewpoint of public health and hygiene. Moreover, the Minister can order the cancellation or amendment of a Marketing Approval when (1) the necessary materials for re-examination or re-evaluation, which the Minister has ordered considering the character of pharmaceuticals, have not been submitted, false materials have been submitted or the materials submitted do not comply with the criteria specified by the MHLW, (2) the relevant company’s Marketing License has expired or has been canceled (a Marketing License needs to be renewed every five years), (3) the regulations regarding investigations of facilities in relation to manufacturing management standards or quality control have been violated, (4) the conditions set in relation to the Marketing Approval have been violated, or (5) the relevant pharmaceutical has not been marketed for three consecutive years without a due reason.

Doctors and pharmacists providing medical services pursuant to state medical insurance are prohibited from using pharmaceuticals other than those specified by the MHLW. The MHLW also specifies the standards of pharmaceutical prices, which we refer to herein as Drug Price Standards. The Drug Price Standards are used as the basis of the calculation of the price paid by medical insurance for pharmaceuticals. The governmental policy relating to medical services and the health insurance system, as well as the Drug Price Standards, is revised every two years.

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

Specialty Segment

The process required by the FDA before a pharmaceutical product with active ingredients that have not been previously approved may be marketed in the U.S. generally involves the following:

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

Research and Development

Research and development efforts are conducted on a global basis, primarily to enable us to develop, manufacture and market approved pharmaceutical products in accordance with applicable government regulations. With the acquisitions of Matrix and the former Merck Generics business, we have significantly bolstered our global research and development capabilities. In the U.S., our largest market, the FDA is the principal regulatory body with respect to pharmaceutical products. Each of our other markets has separate pharmaceutical regulatory bodies, including, but not limited to, the Agency Francaise de Securite Sanitaire des Produicts de Sante in France, Health Canada, the Medicines and Healthcare products Regulatory Agency in the U.K., the EMA (a decentralized body of the EU), the Bundesinstitut fur Arzneimittel und Medizinprodukte in Germany, the Irish Medicines Board in Ireland, the Agenzia Italiana del Farmaco in Italy, the Agencia Española de Medicamentos y Productos Sanitarios in Spain, the TGA in Australia, the MHLW in Japan, Drug Controller General of India, and the World Health Organization (“WHO”), the regulatory body of the United Nations.

Our global research and development strategy emphasizes the following areas:

•	development of both branded and generic finished dose products for the global marketplace, including ARV programs;

•	development of pharmaceutical products that are technically difficult to formulate or manufacture because of either unusual factors that affect their stability or bioequivalence or unusually stringent regulatory requirements;

•	development of novel controlled-release technologies and the application of these technologies to reference products;

•	development of unit dose oral inhalation products for nebulization;

•	development of API;

•	development of drugs that target smaller, specialized or underserved markets;

•	development of generic drugs that represent first-to-file opportunities in the U.S. market;

•	expansion of the existing solid oral dosage product portfolio, including with respect to additional dosage strengths;

•	completion of additional preclinical and clinical studies for approved NDA products required by the FDA, known as post-approval (Phase IV) commitments; and

•	conducting life-cycle management studies intended to further define the profile of products subject to pending or approved NDAs.

During the year ended December 31, 2009, we received 593 product approvals globally. Of that total, 43 were in the U.S., six in Canada, 45 in Asia Pacific, 386 in EMEA, nine from the WHO and 104 approvals for ARV products. The 43 approvals in the U.S. consisted of 26 final ANDA approvals and 17 tentative ANDA approvals.

The 104 approvals of ARV products were received from the U.S. President’s Emergency Plan for AIDS Relief (“PEPFAR”) and the WHO and consisted of 18 different products in 17 countries. During 2009, we made tremendous strides in developing more affordable ARV products, including WHO approval of the first heat-stable ARV tablet, Lopinavir/Ritonavir, for which we received WHO approval.

We have a robust generic pipeline. During 2009, we completed 905 submissions globally, which included 91 in North America, 649 in EMEA and 165 in Asia Pacific. These submissions included those for existing products in new markets as well as products new to the Mylan portfolio.

As of December 31, 2009, we had 142 ANDAs pending FDA approval, representing $87.5 billion in annual sales for the brand name equivalents of these products for the twelve months ended June 30, 2009. Of those pending product applications, 41 were first-to-file Paragraph IV ANDA patent challenges, representing $19.6 billion in annual brand sales for the twelve months ended June 30, 2009.

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

In the branded pharmaceutical industry, the majority of an innovative product’s commercial value is usually realized during the period in which the product has market exclusivity. In the U.S. and some other countries, when market exclusivity expires and generic versions of a product are approved and marketed, there can often be very substantial and rapid declines in the branded product’s sales. The rate of this decline varies by country and by therapeutic category; however, following patent expiration, branded products often continue to have market viability based upon the goodwill of the product name, which typically benefits from trademark protection.

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

Market exclusivity is also sometimes influenced by regulatory intellectual property rights. Many developed countries provide certain non-patent incentives for the development of medicines. For example, the U.S., the EU and Japan each provide for a minimum period of time after the approval of a new drug during which the regulatory agency may not rely upon the innovator’s data to approve a competitor’s generic copy. Regulatory intellectual property rights are also available in certain markets as incentives for research on new indications, on orphan drugs and on medicines useful in treating pediatric patients. Regulatory intellectual property rights are independent of any patent rights and can be particularly important when a drug lacks broad patent protection. However, most regulatory forms of exclusivity do not prevent a competitor from gaining regulatory approval prior to the expiration of regulatory data exclusivity on the basis of the competitor’s own safety and efficacy data on its drug, even when that drug is identical to that marketed by the innovator.

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

In addition to patents and regulatory forms of exclusivity, we also market products with trademarks. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely.

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

In EMEA and Asia Pacific, generic pharmaceuticals are sold to wholesalers, independent pharmacies and, in certain countries, directly to hospitals. Through a broad network of sales representatives, we adapt our marketing strategy to the different markets as dictated by their respective regulatory and competitive landscapes. Our API are sold primarily to generic FDF manufacturers throughout the world as well as to other Mylan subsidiaries.

Specialty Segment

Dey markets its products to a number of different customer audiences in the U.S., including health care practitioners, wholesalers, pharmacists and pharmacy chains, home health care and long-term care. We reach these customers through our field-based sales force of approximately 260 employees, to increase our customers’ understanding of the unique clinical characteristics and benefits of our branded products.

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

During 2009, sales to McKesson Corporation and Cardinal Health, Inc. represented 10% each of consolidated net revenues. During 2008, sales to McKesson Corporation and Cardinal Health, Inc. represented 12% and 10% of consolidated net revenues. Sales to McKesson Corporation and Cardinal Health, Inc. represented 16% and 11% of consolidated net revenues during the nine months ended December 31, 2007.

Competition

Our primary competitors include other generic companies (both major multinational generic drug companies and various local generic drug companies) and branded drug companies that continue to sell or license branded pharmaceutical products after patent expirations and other statutory expirations.

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

The U.S. pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological changes, and we expect competition to intensify as technological advances are made. We intend to compete in this marketplace by (1) developing therapeutic equivalents to branded products that offer unique marketing opportunities, are difficult to formulate and/or have significant market size, (2) developing or licensing brand pharmaceutical products that are either patented or proprietary and (3) developing or licensing pharmaceutical products that are primarily for indications having relatively large patient populations or that have limited or inadequate treatments available.

Our sales can be impacted by new studies that indicate that a competitor’s product has greater efficacy for treating a disease or particular form of a disease than one of our products. Our sales also can be impacted by additional labeling requirements relating to safety or convenience that may be imposed on our products by the FDA or by similar regulatory agencies. If competitors introduce new products and processes with therapeutic or cost advantages, our products can be subject to progressive price reductions and/or decreased volume of sales.

France.  Generic penetration in France is relatively low compared to other large pharmaceutical markets, with low prices resulting from government initiatives. As pharmacists are the primary customers in this market, established relationships, driven by breadth of portfolio and effective supply chain management, are key competitive advantages.

Italy.  The Italian generic market is relatively small due to few incentives for market stakeholders, and in part to low prices on available brand-name drugs. Also to be considered is the fact that the generic market in Italy suffered a certain delay compared to other European countries due to extended patent protection. The Italian government has put forth only limited measures aimed at increasing generic usage; generic substitution is still in its early stages.

Spain.  Spain is a rapidly growing, highly fragmented generic market with many participants. Certain regions permit generic substitution by pharmacists, while others do not. As such, physicians and/or pharmacists are the key drivers of generic usage depending upon the region. Companies compete in Spain based on name recognition, service level and a consistent supply of quality products.

Germany.  The German market has become highly competitive as a result of a large number of generic players, one of the highest generic penetration rates in Europe, and most recently a move toward a tender system. Under a tender system, health insurers are entitled to issue invitations to tender products. Pricing pressures resulting from an effort to win the tender should drive near-term competition.

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

India.  Intense competition by other API suppliers in the Indian pharmaceuticals market has, in recent years, led to increased pressure on prices. We expect that the exports of API and generic FDF products from India to developed markets will continue to increase. The success of Indian pharmaceutical companies is attributable to established development expertise in chemical synthesis and process engineering, availability of highly skilled labor and the low-cost manufacturing base.

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

Seasonality

Certain parts of our business are affected by seasonality, primarily the Specialty Segment and the Asia Pacific region within our Generics Segment. The seasonal impact of these particular businesses may affect a quarterly comparison within any fiscal year; however, this impact is generally not significant to our annual consolidated results.

Environment

We believe that our operations comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.

Employees

We currently employ more than 15,500 people globally, made up of approximately 12,500 permanent employees and approximately 3,000 temporary employees. The production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the United Steelworkers of America (USW) (AFL-CIO) and its Local Union 957 AFL-CIO under a contract that expires on April 15, 2012. In addition, there are non-U.S. Mylan locations, primarily concentrated in Europe and India, that have employees who are unionized or part of works councils or trade unions.

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

The global economy has undergone a period of unprecedented volatility, and the economic environment may continue to be less favorable than that of past years. This has led, and could further lead, to reduced consumer spending in the foreseeable future, and this may include spending on healthcare. While generic drugs present an ideal alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare. In addition, reduced consumer spending may drive us and our competitors to decrease prices. These conditions may adversely affect our industry, business, financial position and results of operations and may cause the market value of our common stock to decline.

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

We acquired the former Merck Generics business in October 2007. There continue to be a number of operational risks associated with the acquisition and related integration, including but not limited to:

•	difficulties in successfully integrating the operations and personnel of the former Merck Generics business with our historical business and corporate culture;

•	difficulties in achieving identified financial and operating synergies;

•	diversion of management’s attention from our ongoing business concerns to integration matters;

•	the potential loss of key personnel or customers;

•	difficulties in consolidating information technology platforms, business applications and corporate infrastructure;

•	our substantial indebtedness and assumed liabilities;

•	the incurrence of significant additional capital expenditures, operating expenses and non-recurring acquisition-related charges;

•	challenges in operating in other markets outside of the U.S. that are new to us; and

•	unanticipated effects of export controls, exchange rate fluctuations, domestic and foreign political conditions or domestic and foreign economic conditions.

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

OUR GLOBAL FOOTPRINT EXPOSES US TO ADDITIONAL RISKS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our operations extend to numerous countries outside the U.S. Operating globally exposes us to certain additional risks including, but not limited to:

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

Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example the Food and Drug Administration (“FDA”) in the U.S. and the European Medicines Agency (“EMA”) in the EU). The process of obtaining regulatory approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly and largely unpredictable. Outside the U.S., the approval process may be more or less rigorous, and the time required for approval may be longer or shorter than that required in the U.S. Bioequivalency studies conducted in one country may not be accepted in other countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner, may be unable to obtain requisite approvals on a timely basis for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug it may be limited with respect to the indicated uses and delivery methods for which the drug may be marketed, which could in turn restrict our potential market for the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. The timing and cost of obtaining regulatory approvals could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, provides for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with Paragraph IV certifications, the FDA cannot grant final approval to other ANDA sponsors holding applications for the same generic equivalent. If an ANDA containing a Paragraph IV certification is successful and the applicant is awarded exclusivity, the applicant generally enjoys higher market share, net revenues and gross margin for that product. Even if we obtain FDA approval for our generic drug products, if we are not the first ANDA applicant to challenge a listed patent for such a product, we may lose significant advantages to a competitor that filed its ANDA containing such a challenge. The same would be true in situations where we are required to share our exclusivity period with other ANDA sponsors with Paragraph IV certifications. Such situations could have a material adverse effect on our ability to market that product profitably and on our business, financial position and results of operations, and the market value of our common stock could decline.

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

In addition, in jurisdictions other than the U.S., we may face similar regulatory hurdles and constraints. If we are unable to navigate our products through all of the regulatory hurdles we face in a timely manner it could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline.

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

UNANTICIPATED CHANGES IN OUR TAX PROVISIONS OR EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Additionally, changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in the valuation of deferred tax assets and liabilities, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

CHANGES IN INCOME TAX LAWS AND TAX RULINGS MAY HAVE A SIGNIFICANTLY ADVERSE IMPACT ON OUR EFFECTIVE TAX RATE AND INCOME TAX EXPENSE, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The current U.S. presidential administration recently reintroduced, in somewhat modified form, several proposals to change U.S. income tax rules, including proposals for U.S. international tax reform. The proposals would, among other things, limit the use of foreign tax credits to reduce residual U.S. income tax on non-U.S. source income and defer the deduction of interest attributable to non-U.S. source income of foreign subsidiaries. Each of these proposals would be effective only for taxable years beginning after December 31, 2010. We cannot determine whether these proposals will be enacted into law or what, if any, changes will be made to such proposals prior to their being enacted into law. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative compounds and the filing of marketing authorization applications for innovative compounds (such NDAs in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may request that we conduct additional studies and, as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

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

In the U.S., some companies have lobbied Congress for amendments to the Hatch-Waxman legislation that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.

If proposals like these in the U.S., Europe or in other countries where we operate were to become effective, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced or eliminated, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND WILL BE REQUIRED TO APPLY A SUBSTANTIAL PORTION OF OUR CASH FLOW FROM OPERATIONS TO SERVICE OUR INDEBTEDNESS. OUR SUBSTANTIAL INDEBTEDNESS COULD LEAD TO ADVERSE CONSEQUENCES THAT MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

WE MAY DECIDE TO SELL ASSETS WHICH COULD ADVERSELY AFFECT OUR PROSPECTS AND OPPORTUNITIES FOR GROWTH, AND WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

We utilize controlled substances in certain of our current products and products in development and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the Drug Enforcement Administration (“DEA”) in the U.S. as well as similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA and other regulatory agencies limit the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and other regulatory agencies for procurement quota in order to obtain these substances. Any delay or refusal by the DEA or such regulatory agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Various governmental authorities (including the U.K. National Health Service and the German statutory health insurance scheme) and private health insurers and other organizations, such as health maintenance organizations (“HMOs”) in the U.S., provide reimbursement to consumers for the cost of certain pharmaceutical products. Demand for our products depends in part on the extent to which such reimbursement is available. In the U.S., third-party payers increasingly challenge the pricing of pharmaceutical products. This trend and other trends toward the growth of HMOs, managed health care and legislative health care reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future, perhaps to the point that market demand for our products declines. Such a decline could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In addition, a number of markets in which we operate (including, most recently, the Netherlands) have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender.

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

Current or future federal, state or foreign laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. For example, programs in existence in certain states in the U.S. seek to set prices of all drugs sold within those states through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular state Medicare and/or Medicaid programs, or changes required in the way in which Medicare and/or Medicaid rebates are calculated under such programs, could adversely affect the prices we receive for our products and could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

HEALTHCARE REFORM LEGISLATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the U.S., and it is likely that federal and state legislatures and health agencies will continue to focus on health care reform in the future. These initiatives have ranged from proposals to fundamentally change federal and state healthcare reimbursement programs, including the provision of comprehensive healthcare coverage to the public under governmental funded programs, to minor modifications to existing programs. The ultimate content or timing of any future health reform legislation, and its impact on us, is impossible to predict.

While health care reform may increase the number of patients who have insurance coverage for our products, Congress has also considered legislation to change the Medicare reimbursement system for outpatient drugs, to add a subsidy for certain out-of-pocket patient costs under Medicare Part D, to assess a pharmaceutical manufacturer fee, to increase the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs and to facilitate the importation of lower-cost prescription drugs that are marketed outside the U.S.

Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid.

Additionally, we encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. This international system of price regulations may lead to inconsistent prices. Within the EU and in other countries, the availability of our products in some markets at lower prices undermines our sales in some markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets, and may create the opportunity for third party cross border trade.

If significant reforms are made to the U.S. healthcare system, or to the healthcare systems of other markets in which we operate, those reforms could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In addition, in limited circumstances, entities we acquired in the acquisition of the former Merck Generics business are party to litigation and/or subject to investigation in matters under which we are entitled to indemnification by Merck KGaA. However, there are risks inherent in such indemnities and, accordingly, there can be no assurance that we will receive the full benefits of such indemnification, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In addition, our financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to healthcare and education. Our ability to recruit, train and retain qualified employees and develop and operate our manufacturing facilities in India could be adversely affected if India does not successfully meet these challenges.

Southern Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan, and within the countries themselves. Rioting, military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel more difficult. Resulting political tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on the market for Matrix’s products. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, Matrix might not be able to continue its operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

MOVEMENTS IN FOREIGN CURRENCY EXCHANGE RATES COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

A significant portion of our revenues, indebtedness and our costs are denominated in foreign currencies, including the Australian Dollar, the British Pound, the Canadian Dollar, the Euro, the Indian Rupee and the Japanese Yen. We report our financial results in U.S. Dollars. Our results of operations and, in some cases, cash flows, could be adversely affected by certain movements in exchange rates. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange payments will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We have filed patent applications covering composition of, methods of making, and/or methods of using, our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future and if patents are issued, they may be insufficient in scope to cover our branded products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the U.S. Patent and Trademark Office or any other governmental agency may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports. We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure. In the U.S. such changes include the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestations as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

Under applicable accounting rules, the cash conversion feature that is a term of the Cash Convertible Notes must be recorded as a liability on our balance sheet and periodically marked to fair value. If our stock price increases, the liability associated with the cash conversion feature would increase and, because this liability must be periodically marked to fair value on our balance sheet, the total amount of indebtedness related to the notes that is shown on our balance sheet would also increase. This could have adverse effects on us, including under our existing and any future debt agreements. For example, our senior credit facilities contain covenants that restrict our ability to incur debt, make capital expenditures, pay dividends and make investments if, among other things, our leverage ratio, exceeds certain levels. In addition, the interest rate we pay under our senior credit facilities increases if our leverage ratio increases. Because the leverage ratio under our senior credit facilities is calculated based on a definition of total indebtedness as defined under accounting principles generally accepted in the United States of America (“GAAP”), if the amount of our total indebtedness were to increase, our leverage ratio would also increase. As a result, we may not be able to comply with such covenants in the future, which could, among other things, restrict our ability to grow our business, take advantage of business opportunities or respond to competitive pressures. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations and could cause the market value of the notes and our common stock to decline.

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

The Consolidated and Condensed Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Furthermore, although we have recorded reserves for lawsuits based on estimates of probable future costs, such lawsuits could result in substantial further costs. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of assets (including goodwill and other intangible assets), liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We maintain various facilities that are used for manufacturing, research and development, warehousing, distribution and administrative functions. These facilities consist of both owned and leased properties.

The following summarizes the significant properties used to conduct our operations:

Primary Segment	Location	Status	Primary Use

Generics Segment	North Carolina	Owned	Warehousing, Distribution
	West Virginia	Owned	Manufacturing, R&D, Warehousing, Administrative
	Illinois	Owned	Manufacturing, Warehousing, Administrative
	Texas	Owned	Manufacturing, Warehousing
	Vermont	Owned	Manufacturing, Warehousing, Administrative
	Puerto Rico	Owned	Manufacturing, Warehousing, Administrative
	Germany	Leased	Administrative, Warehousing
	France	Owned	Manufacturing
		Leased	Administrative
	United Kingdom	Owned	Administrative
		Leased	Warehousing, Administrative
	Ireland	Owned	Manufacturing, Warehousing, Distribution, Administrative
		Leased	Warehousing
	Australia	Owned	Manufacturing, Warehousing, Distribution, Administrative
		Leased	Manufacturing, Warehousing, Administrative
	Netherlands	Leased	Warehousing, Distribution, Administrative
	Belgium	Leased	Warehousing, Administrative
	Canada	Owned	Manufacturing, Warehousing, Distribution, Administrative
		Leased	Warehousing, Distribution
	India	Owned	Manufacturing, R&D, Warehousing, Distribution, Administrative
		Leased	R&D, Administrative
	Japan	Owned	Manufacturing, Administrative, Warehousing
		Leased	Warehousing, Administrative
	China	Owned	Manufacturing, Warehousing, Administrative
		Leased	Manufacturing
Specialty Segment	California	Owned	Manufacturing, Warehousing, Distribution, Administrative
	New Jersey	Leased	Administrative

Primary Segment	Location	Status	Primary Use

	Texas	Leased	Warehousing, Distribution
Corporate/Other	Pennsylvania	Owned	Administrative
	New York	Leased	Administrative

We believe that all facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for current operations.

ITEM 3.	Legal Proceedings

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, under the terms of the Share Purchase Agreement by which Mylan acquired the former Merck Generics business. An adverse outcome in any of these proceedings, or the inability or denial of Merck KGaA to pay an indemnified claim, could have a material adverse effect on the Company’s financial position and results of operations and cash flows.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and intend to challenge the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which is proceeding in the Court of Appeals for the D.C. Circuit. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Consolidated Balance Sheet as of December 31, 2009) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases may go to trial in 2010. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously. On January 27, 2010, in the New York Counties cases, the United States District Court for the District of Massachusetts granted Plaintiffs’ motion for partial summary judgment as to liability under New York Social Services Law § 145-b against Mylan and several other defendants. The District Court has not ruled on the remaining issues of liability and damages. On February 8, 2010, Mylan, and a majority of the other defendants, filed a motion to amend the Court’s decision, requesting the Court to certify a question of New York state law pertaining to the court’s finding of requisite causation under the Social Services Law to the First Circuit Court of Appeals, so that the defendants could in turn request that the First Circuit Court of Appeals certify the question to the New York Court of Appeals.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In February 2010, the Company reached an agreement in principle to settle this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement is contingent upon the execution of definitive settlement documents, and federal government and court approval. The settlement would resolve a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company has accrued $160 million in connection with the above-mentioned settlement in principle and the remaining state actions. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts reserved.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involved whether MPI and UDL may have violated the False Claims Act by classifying certain authorized generics as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs on sales from 2000 through 2004. MPI and UDL denied the government’s allegations and denied that they engaged in any wrongful conduct. On October 19, 2009, a lawsuit, filed in March 2004 by a private relator, in which the federal government subsequently intervened, was unsealed by the U.S. District Court for the District of New Hampshire. That same day, MPI and UDL announced that they had entered into a settlement agreement with the federal government, relevant states and the relator for approximately $121.0 million, resolving both the lawsuit and the U.S. Department of Justice investigation. A stipulation of dismissal with prejudice has been filed with the court. The resolution of the matter did not include any admission or finding of wrongdoing on the part of either MPI or UDL. The Company has recovered approximately $50 million of the settlement amount based on overpayments resulting from adjusted net sales during the relevant timeframe.

Dey is a defendant currently in lawsuits brought by the state AGs of Arizona, California, Florida, Illinois, Kansas, Kentucky, Pennsylvania and Wisconsin, as well as the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. Dey’s motion for partial summary judgment in that case is pending, as is the Government’s cross-motion. The Government has asserted that Dey is jointly liable with a codefendant, and seeks recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims. Certain of these cases may go to trial in 2010. Dey intends to defend each of these actions vigorously. The Company has approximately $113.1 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $113.1 million in other assets.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania and a lawsuit originally filed in Tennessee state court by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each of the Pennsylvania actions are pending. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

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

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. To date, an estimated 830 lawsuits have been filed against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. Certain of these cases may go to trial in 2010. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position and results of operations.

Pioglitazone

On February 21, 2006, a district court in the U.S. District Court for the Southern District of New York held that Mylan, MPI and UDL’s pioglitazone abbreviated new drug application (“ANDA”) product infringed a patent asserted against them by Takeda Pharmaceuticals North America, Inc. and Takeda Chemical Industries, Ltd. (“Takeda”) and that the patent was enforceable. That same court also held that Alphapharm Pty, Ltd and Genpharm ULC’s pioglitazone ANDA product infringed the Takeda patent and that the patent was valid. Subsequently, the district court granted Takeda’s motion to find the cases to be exceptional and to award attorneys fees and costs in the amounts of $11.4 million from Mylan and $5.4 million from Alphapharm/Genpharm, with interest, which amounts were paid in 2009. Mylan and Alphapharm/Genpharm both separately appealed the underlying patent validity and enforceability determinations and the exceptional case findings to the Court of Appeals for the Federal Circuit, but the findings were affirmed. Mylan’s and Alphapharm’s petitions to the U.S. Supreme Court were rejected on October 5, 2009.

EU Commission Proceedings

On or around July 3, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by Matrix and four other companies, each of which entered into agreements with Servier relating to the product perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. On August 5, 2009, Matrix and Generics [U.K.] Ltd. received requests for information from the EU Commission in connection with this matter, and both companies have responded. By letters dated February 17, 2010, the EU Commission served additional requests for information on Matrix and Mylan S.A.S. The companies intend to cooperate in connection with these requests.

In addition, the EU Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan S.A.S has responded to the questionnaires received in connection with the sector inquiry and has produced documents and other information in connection with the inquiry.

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry. The Company and Mylan S.A.S. received an additional request for information with the same case reference on December 18, 2009 and have responded to the questionnaire. Mylan is cooperating with the Commission in connection with the investigation. No statement of objections has been filed against Mylan in connection with the investigation.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the acquisition of the former Merck Generics business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position, results of operations or cash flows.

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

Prior to December 29, 2008, our common stock was traded on the New York Stock Exchange under the symbol “MYL.” As of December 29, 2008, our common stock is traded on the NASDAQ Stock Market under the symbol “MYL.” The following table sets forth the quarterly high and low sales prices for our common stock for the periods indicated:

Calendar Year Ended December 31, 2009	High	Low

Three months ended March 31, 2009	$13.85	$9.65
Three months ended June 30, 2009	14.94	12.50
Three months ended September 30, 2009	16.47	11.66
Three months ended December 31, 2009	19.21	15.42

Calendar Year Ended December 31, 2008	High	Low

Three months ended March 31, 2008	$15.49	$10.04
Three months ended June 30, 2008	13.54	10.90
Three months ended September 30, 2008	14.45	10.67
Three months ended December 31, 2008	11.55	5.75

As of February 19, 2010, there were approximately 174,250 holders of record of our common stock, including those held in street or nominee name.

On May 12, 2007, in conjunction with the acquisition of the former Merck Generics business, the Company suspended the dividend on its common stock effective upon the completion of the acquisition on October 2, 2007.

The following table shows information about the securities authorized for issuance under Mylan’s equity compensation plans as of December 31, 2009:

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance Under
	Issued upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(excluding securities reflected
	Warrants and Rights	Rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	28,644,809	$15.02	15,677,527
Equity compensation plans not approved by security holders	—	—	—

Total	28,644,809	$15.02	15,677,527

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

STOCK PERFORMANCE GRAPH

Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends) for the three fiscal years ended March 31, 2007, the nine-month period ended December 31, 2007 and the calendar years ended December 31, 2008 and December 31, 2009 of $100 invested on March 31, 2004 in Mylan’s Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

	3/04	3/05	3/06	3/07	12/07	12/08	12/09
Mylan Inc.	100.00	78.47	104.85	95.84	63.95	44.98	83.83
S&P 500	100.00	106.69	119.20	133.31	139.74	88.04	111.33
Dow Jones U.S. Pharmaceuticals	100.00	93.33	95.17	105.82	110.24	90.24	107.46

ITEM 6.	Selected Financial Data

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

		Calendar	Nine Months
		Year Ended(2)(6)	Ended(3)(6)
	Calendar Year Ended(1)	December 31,	December 31,	Fiscal Year Ended March 31,
	December 31, 2009	2008	2007	2007(4)(6)	2006(5)(6)
(In thousands, except per share amounts)

Statements of Operations:
Total revenues	$5,092,785	$5,137,585	$2,178,761	$1,611,819	$1,257,164
Cost of sales	3,018,313	3,067,364	1,304,313	768,151	629,548

Gross profit	2,074,472	2,070,221	874,448	843,668	627,616
Operating expenses:
Research and development	275,258	317,217	146,063	103,692	102,431
Acquired in-process research and development	—	—	1,269,036	147,000	—
Goodwill impairment	—	385,000	—	—	—
Selling, general and administrative	1,050,145	1,053,485	449,598	215,538	225,380
Litigation settlements, net	225,717	16,634	(1,984)	(50,116)	12,417

Earnings (loss) from operations	523,352	297,885	(988,265)	427,554	287,388
Interest expense	318,496	380,779	196,335	53,737	31,285
Other income, net	22,119	11,337	86,611	50,234	18,502

Earnings (loss) before income taxes and noncontrolling interest	226,975	(71,557)	(1,097,989)	424,051	274,605
Income tax (benefit) provision	(20,773)	128,550	53,413	207,449	90,063
Net (earnings) loss attributable to the noncontrolling interest	(15,177)	4,031	3,112	(211)	—

Net earnings (loss) attributable to Mylan Inc. before preferred dividends	232,571	(196,076)	(1,148,290)	216,391	184,542
Preferred dividends	139,035	139,035	15,999	—	—

Net earnings (loss) attributable to Mylan Inc. common shareholders	$93,536	$(335,111)	$(1,164,289)	$216,391	$184,542

Selected Balance Sheet data:
Total assets	$10,801,734	$10,409,859	$11,353,176	$4,253,867	$1,870,526
Working capital	1,567,239	1,630,023	1,056,950	1,711,509	926,650
Short-term borrowings	184,352	151,109	144,355	108,259	—
Long-term debt, including current portion of long-term debt	4,991,335	5,082,318	5,001,878	1,649,221	687,938
Total equity	3,145,198	2,786,841	3,506,820	1,771,725	787,651
Earnings (loss) per common share attributable to Mylan Inc. common shareholders:
Basic	$0.31	$(1.10)	$(4.53)	$1.01	$0.80
Diluted	$0.30	$(1.10)	$(4.53)	$0.99	$0.79
Cash dividends declared and paid	$—	$—	$0.06	$0.24	$0.24
Weighted average common shares outstanding:
Basic	305,162	304,360	257,150	215,096	229,389
Diluted	306,913	304,360	257,150	219,120	234,209

(1)	Calendar year 2009 cost of sales includes approximately $282.5 million related to the amortization of purchased intangibles and the amortization of the inventory step-up primarily associated with the former Merck Generics business and Matrix acquisitions.

(2)	Calendar year 2008 cost of sales includes approximately $415.6 million related to the amortization of purchased intangibles and the amortization of the inventory step-up primarily associated with the former Merck Generics business and Matrix acquisitions. Calendar year 2008 also includes a goodwill impairment loss of $385.0 million and impairment charges on certain other assets of $72.5 million.

(3)	The nine months ended December 31, 2007 includes the results of the former Merck Generics business acquisition from October 2, 2007. In addition to the write-off of acquired in-process research and development of $1.27 billion, cost of sales includes approximately $148.9 million related to the amortization of purchased intangibles and the amortization of the inventory step-up primarily associated with the former Merck Generics business and Matrix acquisitions.

(4)	Fiscal year 2007 includes the results of the Matrix acquisition from January 8, 2007. In addition to the write-off of acquired in-process research and development of $147.0 million, cost of sales includes approximately $17.6 million primarily related to the amortization of intangibles and the inventory step-up primarily associated with the acquisition.

(5)	Fiscal year 2006 does not include stock-based compensation expense, because the adoption of the guidance issued by the Financial Accounting Standards Board (“FASB”) that requires the recognition in the financial statements of such expense did not occur until April 1, 2006, and the Company elected the prospective method.

(6)	Calendar year 2008, the nine months ended December 31, 2007, and fiscal years 2007 and 2006 have been revised in accordance with the updated accounting guidance regarding noncontrolling interests and accounting related to the Company’s outstanding Convertible Notes which the Company adopted on January 1, 2009. See Note 2 to Consolidated Financial Statements.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis addresses material changes in the results of operations and financial condition of Mylan Inc. and subsidiaries (the “Company”, “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements, and our other SEC filings and public disclosures.

This Form 10-K may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about our market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described above under “Risk Factors” in Part I, Item 1A. We undertake no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-K.

Executive Overview

Mylan is the world’s third largest producer of generic and specialty pharmaceuticals, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans more than 140 countries and territories. Employing over 15,500 people, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to customer service. Through its Matrix Laboratories Limited (“Matrix”) subsidiary, Mylan controls one of the world’s largest active pharmaceutical ingredient (“API”) manufacturers with respect to the number of drug master files (“DMFs”) filed with regulatory agencies. This relationship makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain. We hold a leading generics sales position in four of the world’s largest pharmaceutical markets, those being the United States (“U.S.”), France, the United Kingdom (“U.K.”) and Japan, and we also hold leading sales positions in several other key generics markets, including Australia, Belgium, Italy, Portugal and Spain.

Mylan previously had three reportable segments, “Generics”, “Specialty” and “Matrix.” The Matrix Segment had consisted of Matrix, which was previously a publicly traded company in India, in which Mylan held a 71.2% ownership stake. Following the acquisition of approximately 25% of the remaining interest in Matrix and its related delisting from the Indian stock exchanges, Mylan now has two reportable segments, “Generics” and “Specialty.” Mylan changed its segments to align with how the business is being managed after those changes. The former Matrix Segment is included within the Generics Segment. Information for earlier periods has been recast.

Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form, as well as API. Specialty engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. We also report in Corporate/Other certain research and development expenses, general and administrative expenses; litigation settlements; amortization of intangible assets and certain purchase-accounting items (such as the inventory step-up); impairment charges; and other items not directly attributable to the segments.

Change in Fiscal Year

Effective October 2, 2007, we changed our fiscal year end from March 31st to December 31st. We have defined various periods that are covered in the discussion below as follows:

•	“calendar year 2009” — January 1, 2009 through December 31, 2009;

•	“calendar year 2008” — January 1, 2008 through December 31, 2008;

•	“calendar year 2007”— January 1, 2007 through December 31, 2007;

•	“transition period” — April 1, 2007 through December 31, 2007; and

•	“comparable nine-month period” — April 1, 2006 through December 31, 2006.

The above periods include Matrix from January 8, 2007 and the former Merck Generics business from October 2, 2007. As a result of the change in year end, we believe that a comparison between calendar year 2008 and calendar year 2007 and a comparison between the transition period and the comparable nine-month period enhances a reader’s understanding of our results of operations and, as such, these are the comparisons which are presented below in the section titled “Results of Operations”. The financial and operational trends highlighted in the comparisons presented below are consistent with those that would result from a comparison of calendar year 2008 to the transition period.

Acquisition of the Remaining Interest in Matrix Laboratories Limited

On March 26, 2009, we announced plans to buy the remaining public interest in Matrix from its minority shareholders pursuant to a voluntary delisting offer. At the time, we owned approximately 71.2% of Matrix through a wholly-owned subsidiary, and controlled more than 76% of its voting rights. On June 1, 2009, Mylan announced that it had successfully completed the delisting offer and accepted the discovered price of 211 Rupees per share, which was established by the reverse book building process prescribed by Indian regulations. During the calendar year ended December 31, 2009, we completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix, for cash of approximately $182.2 million, bringing both our total ownership and control to over 96%. Matrix’s stock was delisted from the Indian stock exchanges effective August 21, 2009.

Bystolictm

In January 2006, we announced an agreement with Forest Laboratories Holdings, Ltd. (“Forest”), a wholly-owned subsidiary of Forest Laboratories, Inc., for the commercialization, development and distribution of Bystolic in the United States and Canada (the “2006 Agreement”). Under the terms of that agreement, Mylan received a $75.0 million up-front payment and $25.0 million upon approval of the product. Such amounts were being deferred until the commercial launch of the product and were to be amortized over the remaining term of the license agreement. Mylan also had the potential to earn future milestones and royalties on Bystolic sales and an option to co-promote the product, while Forest assumed all future development and selling and marketing expenses.

In February 2008, Mylan executed an agreement with Forest whereby Mylan sold to Forest its rights to Bystolic (the “Amended Agreement”). Under the terms of the Amended Agreement, Mylan received a cash payment of $370.0 million, which was deferred along with the $100.0 million received under the 2006 Agreement, and retained its contractual royalties for three years, through 2010. Mylan’s obligations under the 2006 Agreement to supply Bystolic to Forest were unchanged by the Amended Agreement. Mylan believed that these supply obligations represented significant continuing involvement as Mylan remained contractually obligated to manufacture the product for Forest while the product was being commercialized. As a result of this continuing involvement, Mylan had been amortizing the $470.0 million of deferred revenue ratably through 2020 pending the transfer of manufacturing responsibility that was anticipated to occur in the second half of 2008.

In September 2008, Mylan completed the transfer of all manufacturing responsibilities for the product to Forest, and Mylan’s supply obligations have therefore been eliminated. We believe that we no longer have significant continuing involvement and that the earnings process has been completed. As such, the deferred revenue of $468.1 million was recognized and included in other revenues in our Consolidated Statements of Operations for calendar year 2008.

Future royalties are considered to be contingent consideration and are recognized in other revenue as earned upon sales of the product by Forest. Such royalties are recorded at the net royalty rates specified in the Amended Agreement.

Goodwill Impairment

On February 27, 2008 we announced that we were reviewing strategic alternatives for our specialty business, Dey, including the potential sale of the business. This decision was based upon several factors, including a strategic review of the business, the expected performance of the Perforomist® product, where anticipated growth was determined to be slower than expected and the timeframe to reach peak sales was determined to be longer than was originally anticipated.

As a result of our ongoing review of strategic alternatives, we determined that it was more likely than not that the business would be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Accordingly, a recoverability test of Dey’s long-lived assets was performed during the three months ended March 31, 2008. We included both cash flow projections and estimated proceeds from the eventual disposition of the long-lived assets. The estimated undiscounted future cash flows exceeded the book values of the long-lived assets and, as a result, no impairment charge was recorded.

Upon the closing of the former Merck Generics business acquisition, Dey was defined as the Specialty Segment. Dey is also considered a reporting unit. Upon closing of the transaction, we allocated $711.2 million of goodwill to Dey.

We test goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. As we had determined that it was more likely than not that the business would be sold or otherwise disposed of significantly before the end of its previously estimated useful life, we were required, during the three months ended March 31, 2008, to assess whether any portion of its recorded goodwill balance was impaired.

The first step of the impairment analysis consisted of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. We performed extensive valuation analyses, utilizing both income and market-based approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit.

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

Based on the “step one” analysis that was performed for Dey, we determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, we were required to perform the “step two” analysis for Dey, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value to the net assets. Based on the second step analysis, we concluded that $385.0 million of the goodwill recorded at Dey was impaired. As a result, we recorded a goodwill impairment charge of $385.0 million during the three months ended March 31, 2008, which represented our best estimate as of March 31, 2008. The allocation discussed above was performed only for purposes of assessing goodwill for impairment; accordingly, we have not adjusted the net book value of the assets and liabilities on our Consolidated Balance Sheet, other than goodwill, as a result of this process.

The determination of the fair value of the reporting unit required us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the reporting unit or the goodwill impairment charge.

The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also requires us to make significant estimates and assumptions. The hypothetical allocation requires several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit.

In September 2008, following the completion of the comprehensive review of strategic alternatives for Dey, we announced our decision to retain the Dey business. This decision included a plan to realign the business, which has resulted in the incurrence of severance and other exit costs. In addition, the comprehensive review resulted in an intangible asset impairment charge related to certain non-core, insignificant, third-party products.

Product Opportunities

On November 10, 2009, Mylan announced that Matrix received final approval from the U.S. Food and Drug Administration (“FDA”) for its Abbreviated New Drug Application (“ANDA”) for lansoprazole delayed-release (DR) capsules, 15 mg and 30 mg. Lansoprazole DR capsules are the generic version of Tap Pharmaceuticals’ proton pump inhibitor Prevacid® DR Capsules. The brand product had U.S. sales of approximately $3.0 billion for the twelve months ended June 30, 2009, according to IMS Health. Mylan began shipment of its product immediately upon approval, and began selling it under the Mylan Pharmaceuticals Inc. (“MPI”) brand.

On January 30, 2009, we announced that MPI received final approval from the FDA for our ANDA for divalproex sodium extended-release (“divalproex ER”) tablets, 250 mg and 500 mg. Divalproex ER tablets are the generic version of Abbott Laboratories’ Depakote® ER and had U.S. sales of approximately $901.0 million for the twelve months ended September 30, 2008, with $789.0 million for the 500 mg strength and $112.0 million for the 250 mg strength, according to IMS. Mylan began shipment of its 250 mg product immediately upon approval. Mylan was awarded 180 days of marketing exclusivity for the 500 mg strength, which it began to ship on February 2, 2009. Mylan began shipment of its 250 mg product immediately upon approval.

On November 4, 2008, we announced that MPI received final approval from the FDA for our ANDA for levetiracetam tablets, 250 mg, 500 mg and 750 mg. Levetiracetam tablets are the generic version of UCB Pharma’s Keppra®. Levetiracetam tablets had U.S. sales of approximately $1.0 billion for the twelve months ended September 30, 2008 for these three strengths, according to IMS. Pursuant to an agreement with UCB Societe Anonyme and UCB Pharma Inc. to settle pending litigation relating to levetiracetam tablets, Mylan began shipment of its product immediately upon approval. Additional generic competition entered the market in mid-January 2009.

Financial Summary

For the year ended December 31, 2009, Mylan reported total revenues of $5.09 billion compared to $5.14 billion for 2008. Included in total revenues for the year ended December 31, 2008 was $468.1 million of previously deferred revenue related to our sale of the product rights of Bystolictm. Excluding this, total revenues increased $423.3 million over the prior year. Consolidated gross profit for both periods remained consistent at $2.07 billion. Excluding Bystolic from the prior year, gross profit for 2009 increased by 29.5%. For the current year, operating income of $523.4 million was realized compared to $297.9 million in the prior year. Excluding Bystolic from the prior year, as well as an impairment charge of $385.0 million as further discussed below, operating income for 2008 was $214.8 million.

The net earnings attributable to Mylan Inc. common shareholders for the current year were $93.5 million compared to a loss of $335.1 million in the comparable prior year period. This translates into earnings per diluted share attributable to Mylan Inc. of $0.30 for calendar year 2009, compared to a loss per diluted share of $1.10 in the calendar year 2008.

Included in the results for calendar year 2009 and 2008 are the following items of note:

Calendar year 2009:

•	Charges consisting primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of the former Merck Generics business of $282.5 million;

•	Other revenue of approximately $28.5 million resulting from the cancellation of product development agreements for which the revenue had been previously deferred;

•	Net litigation charges of $225.7 million consisting primarily of a charge of $160 million related to a settlement in principle to resolve certain claims relating to the Company’s outstanding pricing litigation and to reserve for the remaining pricing lawsuits to which the Company is a party, and a charge of $121.0 million related to the settlement of an investigation by the U.S. Department of Justice, concerning calculations of Medicaid drug rebates, partially offset by certain litigation related recoveries;

•	Interest of $42.9 million relating to the accretion of the discounts on our convertible debt instruments;

•	An upfront payment of $18.0 million made with respect to the execution of a co-development agreement;

•	Rebranding costs associated with a migration to the Mylan brand for the former Merck Generics business totaling $21.4 million;

•	Additional costs, primarily restructuring, related to the integration of recently acquired entities, and other costs, totaling $60.7 million;

•	A tax effect of $207.5 million related to the above items and other taxes; and

•	An income tax benefit of approximately $65.0 million related to losses recognized as a result of reorganizations among certain of our foreign subsidiaries.

Calendar year 2008:

•	Charges consisting primarily of incremental amortization related to purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of the former Merck Generics business of $415.6 million;

•	The recognition of $468.1 million of deferred revenue related to Mylan’s sale of the product rights of Bystolic;

•	An impairment loss on the goodwill of the Dey business of $385.0 million;

•	Intangible asset impairment charges of $72.5 million on certain non-core, insignificant, third-party products;

•	Net litigation charges of $16.6 million related to the settlement of litigation, the majority of which relates to the awarding of attorney’s fees in a patent infringement case in which Mylan was the defendant;

•	Interest of $29.5 million relating to the accretion of the discounts on our convertible debt instruments;

•	Rebranding costs associated with a migration to the Mylan brand for the former Merck Generics business totaling $42.9 million;

•	Consulting and information technology (“IT”) costs directly associated with the integration of newly acquired businesses totaling approximately $38.7 million;

•	Additional costs, other than consulting and IT, primarily restructuring, related to the integration of recently acquired entities, and other costs, totaling $77.2 million; and

•	A tax effect of $30.6 million related to the above items and other taxes.

A more detailed discussion of our financial results can be found below in the section titled “Results of Operations”.

Results of Operations

	Calendar Year December 31,			Nine Months December 31,
	2009	2008	2007	2007	2006
			(Unaudited)		(Unaudited)
	(In thousands, except per share amounts)

Revenues:
Net revenues	$5,015,394	$4,631,237	$2,646,643	$2,162,943	$1,103,247
Other revenues	77,391	506,348	19,380	15,818	21,310

Total revenues	5,092,785	5,137,585	2,666,023	2,178,761	1,124,557
Cost of sales	3,018,313	3,067,364	1,556,728	1,304,313	515,736

Gross profit	2,074,472	2,070,221	1,109,295	874,448	608,821

Operating expenses:
Research and development	275,258	317,217	182,911	146,063	66,844
Acquired in-process research and
development	—	—	1,416,036	1,269,036	—
Goodwill impairment	—	385,000	—	—	—
Selling, general and administrative	1,050,145	1,053,485	512,387	449,598	152,784
Litigation settlements, net	225,717	16,634	(5,981)	(1,984)	(46,154)

Total operating expenses	1,551,120	1,772,336	2,105,353	1,862,713	173,474

Earnings (loss) from operations	523,352	297,885	(996,058)	(988,265)	435,347
Interest expense	318,496	380,779	218,780	196,335	31,292
Other income, net	22,119	11,337	97,060	86,611	39,785

Earnings (loss) before income taxes and noncontrolling interest	226,975	(71,557)	(1,117,778)	(1,097,989)	443,840
Income tax (benefit) provision	(20,773)	128,550	105,595	53,413	155,267

Net earnings (loss)	247,748	(200,107)	(1,223,373)	(1,151,402)	288,573
Net (earnings) loss attributable to the noncontrolling interest	(15,177)	4,031	2,901	3,112	—

Net earnings (loss) attributable to Mylan Inc. before preferred dividends	232,571	(196,076)	(1,220,472)	(1,148,290)	288,573
Preferred dividends	139,035	139,035	15,999	15,999	—

Net earnings (loss) attributable to Mylan Inc. common shareholders	$93,536	$(335,111)	$(1,236,471)	$(1,164,289)	$288,573

Earnings (loss) per common share attributable to Mylan Inc.:
Basic	$0.31	$(1.10)	$(4.95)	$(4.53)	$1.37

Diluted	$0.30	$(1.10)	$(4.95)	$(4.53)	$1.34

Weighted average common shares outstanding:
Basic	305,162	304,360	249,652	257,150	211,075

Diluted	306,913	304,360	249,652	257,150	215,275

Calendar Year 2009 Compared to Calendar Year 2008

For calendar year 2009, Mylan reported total revenues of $5.09 billion compared to $5.14 billion in the same prior year period. Total revenue includes both net sales to third parties and other revenue. Net sales for 2009 were $5.02 billion compared to $4.63 billion for 2008, representing an increase of $384.2 million, or 8%. Net sales were unfavorably impacted by the effect of foreign currency translation, primarily reflecting a stronger U.S. dollar in comparison to the functional currencies of Mylan’s other subsidiaries, primarily those in Europe, Australia and India. Translating current year revenues at prior year exchange rates would have resulted in year-over-year growth in net sales excluding foreign currency of $558.9 million, or approximately 12%.

Other revenues for 2009 were $77.4 million compared to $506.3 million in 2008, a decrease of $429.0 million. Included in other revenue for the prior year is the recognition of $468.1 million of previously deferred revenue related to the sale of our rights of Bystolic. Excluding this item, other revenues increased in the current year mainly due to incremental revenue resulting from the cancellation of product development agreements for which the revenue had been previously deferred. Prior to the termination of these agreements, Mylan had been amortizing the previously received non-refundable payments over a period of several years.

In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, customer performance, indirect rebates and promotions, price adjustments, returns and chargebacks. See the section titled Application of Critical Accounting Policies in this Item 7, for a thorough discussion of our methodology with respect to such provisions. For calendar year ended December 31, 2009, the most significant amounts charged against gross revenues were for chargebacks in the amount of $1.89 billion and promotions and indirect rebates in the amount of $1.08 billion.

Gross profit for calendar year 2009 was $2.07 billion and gross margins were 40.7%. For calendar year 2008, gross profit was $2.07 billion and gross margins were 40.3%. Gross profit was impacted by certain purchase accounting related items recorded during calendar year 2009 of approximately $282.5 million, which consisted primarily of incremental amortization related to the purchased intangible assets and the amortization of the inventory step-up associated with the acquisition of the former Merck Generics business. Excluding these items, gross margins would have been approximately 46.3%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $481.4 million, including certain intangible assets impairment charges. Excluding such items, as well as the Bystolic revenue, gross margins in the prior year would have been approximately 44.6%.

The increase in gross margins, excluding the items noted above, can generally be attributed to the impact of the timing of significant product launches. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity or limited generic competition. As discussed previously, during calendar year 2009, we launched divalproex ER and lansoprazole DR.

Generics Segment

For calendar year 2009, the Generics Segment reported total revenues of $4.70 billion compared to $4.29 billion in calendar year 2008, an increase of $413.0 million, or 9.6%. However, excluding the effect of foreign currency, calculated as described previously, the increase was approximately 13%. Generics Segment total revenues are derived from sales primarily in or from the U.S. and Canada (collectively “North America”), Europe, Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan, and New Zealand (collectively, “Asia Pacific”).

Total revenues from North America were $2.18 billion for calendar year 2009 compared to $1.87 billion for calendar year 2008, representing an increase of $307.9 million, or 16.4%. The increase is due primarily to new product revenue in the U.S. and Canada. New products contributed net revenues of approximately $322.5 million, the majority of which were divalproex ER and lansoprazole DR. Year over year decreases from our existing products were driven by unfavorable pricing, largely offset by increased volume. Loss of exclusivity and increased competition on certain products drove price declines, while volumes were favorably impacted by Mylan’s ability to remain a source of stable supply as certain competitors experienced regulatory and supply issues.

Fentanyl, our AB-rated generic alternative to Duragesic®, continued to contribute to both revenue and gross profit despite the entrance into the market of additional generic competition. Sales of fentanyl have remained relatively strong primarily due to Mylan’s ability to continue to be a stable and reliable source of supply to the market. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Competition on fentanyl in the future could continue to have an unfavorable impact on pricing and market share.

Included in total revenues from North America are other revenues of $54.6 million in the current year versus $26.4 million in the prior year. This increase in other revenues is primarily the result of incremental revenue resulting from the cancellation of certain product development agreements of $28.5 million, as discussed previously.

Total revenues from EMEA were $1.66 billion for calendar year 2009 compared to $1.64 billion for calendar year 2008, an increase of $18.5 million, or 1.1%. However, excluding the effect of foreign currency, calculated as described previously, the increase was approximately $136.0 million, or 8%. The increase was driven by new product launches, favorable market dynamics in certain countries, and a full year of revenue contribution from the Central and Eastern European businesses acquired in June 2008.

The launch of new products and increased product volumes resulted in overall higher revenues in Spain, Italy and France, the latter of which also realized sales growth across all sectors, mainly as a result of a gain in market share. In Italy, the increase in revenues was also driven by regulatory changes that have had a significant favorable impact on pricing. In the U.K., prior year revenues were negatively impacted by excess supply in the market at that time. The increase in the current year is the result of such excess supply issues having since been resolved.

Revenues in Germany were negatively affected by recently implemented tender systems. A number of markets in which we operate have implemented or may implement such tender systems for generic pharmaceuticals in an effort to lower prices. These measures have a negative impact on sales and gross profit in the affected markets. In Germany, current year revenues were negatively impacted by the price reductions as a result of these tenders, as well as general pricing pressure on its non-tender business and the loss of exclusivity on certain Statutory Health Insurance contracts.

In Asia Pacific, total revenues were $1.0 billion for calendar year 2009 compared to $911.1 million for calendar year 2008, an increase of $90.3 million, or 9.9%. However, excluding the effect of foreign currency, calculated as described above, the increase was approximately $151.0 million, or 17%. Sales in Asia Pacific are derived from the sale of generic pharmaceuticals in Australia, India, Japan and New Zealand, as well as API by our Matrix subsidiary in India. Driving the year over year revenue increase was the sale of generics and API and increased sales in Japan.

Certain markets in which we do business have recently undergone government-imposed price reductions, thereby increasing pricing pressures on pharmaceutical products. This is true in Australia as well as several European countries. Such measures, along with the tender systems discussed above, are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic substitution. In Australia, the impact of the government-imposed pricing reform was the primary reason for the overall decrease in revenues. Partially offsetting this decrease were favorable volumes when compared to 2008.

In India, third party sales of both finished dosage form (“FDF”) generics and API drove year over year growth. The increase in FDF is primarily due to continued growth in anti-retroviral (“ARV”) products, including the awarding in the current year of several key contracts and tenders, while third party sales of API were driven by significant product launches in the U.S. and Europe. Additionally, during 2009, the Company acquired the remaining 50% of a joint venture that had been accounted for using the equity method of accounting. Subsequent to this acquisition, the revenues generated by this subsidiary are included in Matrix’s total revenues. Matrix also sells API to other Mylan subsidiaries in conjunction with our vertical integration strategy.

In Japan, sales increased over the prior year due to Mylan’s growth in the Japanese market and the continued impact of certain pro-generic measures implemented by the Japanese government.

In addition to net sales, included in total revenues in Asia Pacific are other revenues of $56.4 million for 2009, compared to $46.0 million in 2008. Other revenues are realized primarily through intercompany product development agreements.

Specialty Segment

For calendar year 2009 the Specialty Segment reported total revenues of $455.7 million, of which $415.0 million represented sales to third-parties. For calendar year 2008, the Specialty Segment reported total revenues of $417.2 million, of which $386.0 million represented sales to third-parties. The most significant contributor to the Specialty Segment revenues is EpiPen® Auto-injector, which is used in the treatment of severe allergic reactions. The EpiPen Auto-injector is the number one prescribed treatment for severe allergic reactions with a U.S. market share of 96%.

In addition to the continued strong sales of the EpiPen Auto-injector, the increase in third-party revenues was driven by increased sales of Perforomist® Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease. Increased sales of the EpiPen Auto-injector and Perforomist Solution in the current year were partially offset by lower revenue from DuoNeb® for which patent protection was lost in late 2007. The additional competition which followed the loss of patent protection has not only affected Dey’s sales of the branded product, but also impacted the profit share received from sales of the licensed generic.

Operating Expenses

Research and development (“R&D”) expense for calendar year 2009 was $275.3 million compared to $317.2 million for calendar year 2008, a decrease of $42.0 million or 13.2%. The decrease in R&D was driven by decreases in both Generics and Specialty, and the favorable impact of foreign exchange, partially offset by an increase in Corporate/Other. The decreases in Generics and Specialty are reflective of certain restructuring activities with respect to the previously announced rationalization and optimization of the global manufacturing and research and development platforms. The overall decreases in Generics and Specialty were partially offset by an increase in Corporate/Other driven by an up-front payment of $18.0 million made with respect to our execution of a co-development agreement.

Selling, general and administrative (“SG&A”) expense for calendar year 2009 was flat year over year at $1.05 billion, with decreases in Generics and Specialty offset by an increase in Corporate/Other. The decrease in Generics was driven primarily by the effect of foreign exchange, partially offset by costs related to the restructurings referred to above. The cost savings as a result of these restructurings began to materialize in 2009, but is expected to have a more favorable impact on future periods. However, the benefit from the restructuring programs in Specialty was a driver, along with a decrease in professional fees, of lower SG&A in the current year in that segment

These decreases in SG&A explained above were offset by an increase in Corporate/Other due primarily to an increase in legal and professional fees, as well as higher payroll and payroll-related costs.

Litigation Settlements, net

During calendar year 2009, we recorded net unfavorable litigation charges of $225.7 million. This amount consists primarily of a charge of $160 million related to a settlement in principle to resolve certain claims relating to the Company’s outstanding pricing litigation, and to reserve for the remaining pricing lawsuits to which the Company is a party, and a charge of $121 million related to the settlement of an investigation by the U.S. Department of Justice, concerning calculations of Medicaid drug rebates offset by certain litigation-related recoveries.

Interest Expense

Interest expense for calendar year 2009 totaled $318.5 million compared to $380.8 million for calendar year 2008. In March 2009, we pre-paid all of our required 2010 principal payments, and in December 2009 we pre-paid all of our required 2011 principal payments on our term debt, which, along with lower overall interest rates, drove the decrease in interest expense. Included in interest expense for 2009 and 2008 are $42.9 million and $29.5 million of accretion of the discounts on our convertible debt instruments.

Other Income, net

Other income, net, was $22.1 million for calendar year 2009, compared to $11.3 million in calendar year 2008. Other income in 2009 included a favorable adjustment of $13.9 million to the restructuring reserve as a result of a reduction in the estimated remaining spending on accrued projects, a $10.4 million net gain realized on the termination of certain joint ventures by our Matrix subsidiary, and interest income of $6.7 million, partially offset by a $11.7 million loss on the sale, by Matrix, of a majority-owned subsidiary. In the prior year, other income was primarily comprised of interest and dividend income.

Income Tax Expense

For calendar year 2009, income taxes were a benefit of $20.8 million as compared to a $128.6 million expense for calendar year 2008. The current year included a $65.0 million tax benefit related to losses recognized as a result of reorganizations among certain of our foreign subsidiaries. In calendar year 2008, a pre-tax operating loss was offset by the non-deductible goodwill impairment charge related to Dey. The effective tax rate in the prior year was largely influenced by the gain on the sale of Bystolic as well. In addition to these items, the change in the provision year over year was driven primarily by the deductibility of certain foreign attributes, changes in unrecognized losses of certain foreign subsidiaries, different levels of income, and changes to our tax reserves as required by the FASB’s Accounting Standards Codification (“Codification”) topic regarding income taxes.

Calendar Year 2008 Compared to Calendar Year 2007

Total Revenues and Gross Profit

For calendar year 2008, Mylan reported total revenues of $5.14 billion compared to $2.67 billion in the same prior year period. This represents an increase of $2.47 billion. In calendar year 2008, the former Merck Generics business contributed third-party revenues of $2.57 billion of which $2.19 billion are included in the Generics Segment and $386.0 million are included in the Specialty Segment. In calendar year 2007, for the three months following the date of acquisition, the former Merck Generics business contributed third-party revenues of $700.6 million of which $598.5 million are included in the Generics Segment and $102.1 million are included in the Specialty Segment. Also included in total revenues for the current year is $468.1 million of previously deferred revenue recognized related to the sale of our rights of Bystolic. Excluding revenue contributed by the former Merck Generics business for both years, and the Bystolic revenue in the current year, total sales for calendar year 2008 were $2.10 billion compared to $1.97 billion. This represents an increase of approximately 6.7% or $131.0 million over the comparable twelve-month period.

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

Generics Segment

For calendar year 2008, the Generics Segment reported total revenues of $4.29 billion compared to $2.56 billion in calendar year 2007. Total revenues from North America were $1.87 billion for calendar year 2008 compared to $1.68 billion for calendar year 2007, representing an increase of $195.3 million. Excluding revenue contributed from the acquisition of the former Merck Generics business from both periods, total North America revenues increased by $99.8 million or 6.2%. This increase is the result of new product revenue and favorable volume, as doses shipped during the twelve months, excluding the impact of the acquisition, increased by 6.6% to 16.7 billion, partially offset by unfavorable pricing.

Fentanyl, Mylan’s AB-rated generic alternative to Duragesic®, continued to contribute significantly to the financial results despite the entrance into the market of additional generic competition. As expected, the additional competition had an unfavorable impact on fentanyl pricing, and we expect that additional competition in the future could further impact pricing and market share. However, this was offset by increased volumes of fentanyl which Mylan was able to supply to the market as certain competitors experienced recall and supply issues.

Additional generic competition resulted in unfavorable pricing on several other significant products in our portfolio. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. For one product in particular, amlodipine, Mylan had market exclusivity for a portion of calendar year 2007. As a result, amlodipine accounted for approximately 7% of calendar year 2007 North American revenues (excluding the former Merck Generics business). Additional generic competition was especially heavy on amlodipine and, as a result, calendar year 2008 revenues were insignificant.

In order to offset decreases in sales as a result of additional competition, generic pharmaceutical manufacturers must be able to successfully bring new products to market. Products launched in the U.S. during calendar year 2008 contributed revenues of $264.0 million, with paroxetine extended-release and levetiracetam accounting for the majority.

Total revenues from EMEA were $1.64 billion for calendar year 2008 compared to $493.0 million for calendar year 2007. This increase is the result of a full year of revenues from the former Merck Generics business in 2008.

Total revenues from Asia Pacific were $911.1 million for calendar year 2008 compared to $440.6 million for calendar year 2007. In 2008, $537.4 million of revenues were generated by the former Merck Generics business, compared to $170.9 million in 2007, which is the result of having a full year impact from the former Merck Generics business, compared to only three months post-acquisition in 2007. In 2008, Matrix revenues, included in Asia Pacific, totaled $334.0 million in total revenues, compared to $269.7 million during 2007. Matrix third-party net revenues are from the sale of both API and FDF ARV products. Matrix launched its FDF business in late calendar year 2007. In addition to its net revenue, Matrix realized other revenue of $44.9 million through intrasegment product development agreements.

Certain markets in which we do business have recently undergone, some for the first time, or will soon undergo, government-imposed price reductions or similar pricing pressures on pharmaceutical products. This is true in France and Australia, though this issue is not limited to solely these markets. In addition, a number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic substitution.

Specialty Segment

For calendar year 2008, the Specialty Segment reported total revenues of $417.2 million, of which $386.0 million represented sales to third-parties. For calendar year 2007, from the date of acquisition, the Specialty Segment reported total revenues of $105.5 million, of which $102.1 million represented sales to third-parties. The Specialty Segment consists of Dey, an entity acquired as part of the former Merck Generics business that focuses on the development, manufacturing and marketing of specialty pharmaceuticals in the respiratory and severe allergy markets. The most significant contributor to the Specialty Segment revenues is EpiPen Auto-injector, an epinephrine auto-injector, which is used in the treatment of severe allergies. EpiPen Auto-injector is the number one prescribed treatment for severe allergic reactions.

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

During calendar year 2007, we recognized charges of $147.0 million to write-off acquired in-process R&D associated with the Matrix acquisition and $1.27 billion to write-off acquired in-process R&D associated with the acquisition of the former Merck Generics business. These amounts represent the fair value of purchased in-process technology for research projects that, as of the closing dates of the acquisitions, had not reached technological feasibility and had no alternative future use.

SG&A expense for calendar year 2008 was $1.05 billion compared to $512.4 million for the prior year, an increase of $541.1 million. Excluding SG&A expense incurred by the former Merck Generics business for both years, SG&A expense increased by $73.5 million or 20.5%. This increase was primarily realized by Corporate/Other and the Generics Segment. The increase in Corporate/Other SG&A expense is due primarily to an increase in professional and consulting fees as well as higher payroll and payroll related costs. The increase in professional and consulting fees is associated primarily with the ongoing integration of the former Merck Generics business. The increase in payroll and related costs is principally attributable to the build-up of additional corporate infrastructure as a direct result of the acquisition.

The increase in SG&A in the Generics Segment is primarily due to costs incurred with respect to a restructuring of Matrix’s European distribution business, including the closure of several dormant entities.

Litigation Settlements, net

During calendar year 2008, we recorded net charges of $16.6 million related to the settlement of outstanding litigation. Of this amount, the majority relates to the awarding of attorneys’ fees in a patent infringement case in which Mylan was the defendant.

Interest Expense

Interest expense for calendar year 2008 totaled $380.8 million compared to $218.8 million for calendar year 2007. The increase is due to the additional debt incurred to finance the acquisition of the former Merck Generics business during the fourth quarter of calendar year 2007.

Other Income, net

Other income, net, was $11.3 million for calendar year 2008, compared to $97.1 million in calendar year 2007. Calendar year 2007 included a $85.0 million non-cash mark-to-market unrealized gain on a deal-contingent foreign currency option contract that was entered into for the then pending acquisition of the former Merck Generics business, and a loss of $57.2 million on the early repayment of debt related to a tender offer made to holders of our Senior Notes and financing fees related to an interim term loan.

Excluding these items, other income decreased in calendar year 2008 primarily due to lower interest and dividend income as a result of lower cash balances and available-for-sale securities.

Income Tax Expense

For calendar year 2008, income tax expense was $128.6 million as compared to $105.6 million for calendar year 2007. The effective tax rate in 2008 was largely influenced by the gain on the sale of Bystolic product rights and the non-deductible non-cash goodwill impairment charge related to Dey. The effective tax rate in the comparable twelve-month period was impacted by the write-off of acquired in-process research and development related to the Merck Generics acquisition and the acquisition of the controlling interest in Matrix.

Transition Period Ended December 31, 2007 Compared to Nine-Month Period Ended December 31, 2006

As noted above, “transition period” refers to the nine-month period from April 1, 2007 through December 31, 2007. In the discussion that follows, “comparable nine-month period” or “prior period” refers to the nine-month period from April 1, 2006 through December 31, 2006.

Total Revenues and Gross Profit

For the transition period, Mylan reported total revenues of $2.18 billion compared to $1.12 billion in the comparable nine-month period. This represents an increase of $1.05 billion or 94%. The acquisition of the former Merck Generics business contributed revenues of $700.6 million, of which $598.5 million are included in the Generics Segment and $102.1 million are included in the Specialty Segment. Matrix contributed revenues of $264.2 million, all of which are included in the Generics Segment, and are incremental in the period ended December 31, 2007. The remaining increase is primarily due to growth in Mylan’s historical business.

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

Generics Segment

For the transition period, the Generics Segment reported total revenues of $2.08 billion. Revenues from North America were $1.27 billion for the transition period compared to $1.12 billion for the comparable nine-month period, representing an increase of $143.8 million or 13%. Of this increase, $54.4 million is the result of the acquisition of the former Merck Generics business. Excluding the impact of the acquisition, total North America revenues increased by $89.4 million or 8%. This increase is the result of new products and favorable volume, partially offset by unfavorable pricing.

Products launched subsequent to December 31, 2006, contributed net revenues of $156.5 million, the majority of which was amlodipine. Fentanyl, Mylan’s AB-rated generic alternative to Duragesic, continued to contribute significantly to the financial results, accounting for nearly 10% of Generics Segment net revenues despite the entrance into the market of additional generic competition in August 2007. As expected, the additional competition had an unfavorable impact on fentanyl pricing. Additional generic competition, as well as the impact of continued consolidation among retail customers, negatively impacted pricing on other products in our portfolio. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products.

Doses shipped during the transition period, excluding the impact of acquisitions, increased by over 15% to 11.8 billion.

Revenues from EMEA were $460.9 million for the transition period, the majority of which was the result of the acquisition of the former Merck Generics business. Also included within EMEA for the transition period are revenues from the distribution of branded generic products in Europe through a wholly-owned subsidiary of Matrix.

Revenues from Asia Pacific were $376.9 million for the transition period, $170.9 million of which were the result of the acquisition of the former Merck Generics business and $206.0 million of which were the result of the acquisition of Matrix.

Specialty Segment

For the transition period, the Specialty Segment reported total third-party revenues of $102.1 million. The Specialty Segment consists primarily of Dey, an entity acquired as part of the former Merck Generics business acquisition that focuses on the development, manufacturing and marketing of specialty pharmaceuticals in the respiratory and severe allergy markets. The majority of the Specialty Segment revenues are derived from two products; DuoNeb® and EpiPen Auto-injector.

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

EpiPen Auto-injector, which is used in the treatment of severe allergies, is an epinephrine auto-injector. EpiPen Auto-injector is the number one prescribed treatment for severe allergic reactions. Prescriptions for EpiPen Auto-injector have continued to grow and during the quarter ended December 31, 2007, have reached the highest prescription volume in the history of the brand.

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

Additionally, during the nine months ended December 31, 2007, we recognized a charge of $1.27 billion to write-off acquired in-process R&D associated with the former Merck Generics business acquisition. This amount represents the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use.

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

Interest Expense

Interest expense for the transition period totaled $196.3 million compared to $31.3 million for the nine months ended December 31, 2006. The increase is due to the additional debt incurred to finance the acquisition of the former Merck Generics business. See Liquidity and Capital Resources for further discussion.

Other Income, net

Other income, net was income of $86.6 million in the transition period compared to $39.8 million in the comparable nine-month period. The most significant items in the current period are net foreign exchange gains consisting mainly of $85.0 million on a contract related to the acquisition of the former Merck Generics business and a loss of $57.2 million on the early repayment of certain debt and expensing certain financing fees, with the remainder of the other income attributable to interest and dividends. As the purpose of the foreign currency option contract was to mitigate exchange rate risk on the Euro-denominated purchase price, the settlement of this contract was included in current earnings.

The $57.2 million loss relates to a tender offer made to holders of our Senior Notes and financing fees related to the Interim Term Loan. As part of its strategy to establish a new global capital structure related to the acquisition of the former Merck Generics business, Mylan refinanced its debt, including making a tender offer to holders of its Senior Notes. Included as part of this tender was a premium to holders of the Senior Notes in the amount of $30.8 million. In addition to this premium, approximately $12.1 million of deferred financing fees were written off and approximately $14.3 million for financing fees related to the Interim Term Loan were incurred.

In the comparable nine-month period, we recorded a net gain of $17.5 million related to a foreign currency forward contract for the acquisition of Matrix. The remainder of the net other income realized in the prior period is the result of interest and dividend income and a $5.0 million payment received from an investee accounted for using the equity method in excess of its carrying amount.

Income Tax Expense

Our provision for income taxes was $53.4 million in the nine-month period ending December 31, 2007 as compared to $155.3 million in the nine-month period ending December 31, 2006. The decrease in tax expense is attributable to a reduction in operating income, before the acquired in-process R&D charge, of $255.9 million. The effective tax rate was impacted by the $1.27 billion non-deductible charge related to in-process R&D acquired as part of the Merck transaction. The effective tax rate in 2007 was (4.9%) as compared to 35.0% for the comparable nine-month period in 2006.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations, which were $605.1 million for the year ended December 31, 2009. Included in this amount was a net after-tax cash outflow of approximately $52.0 million related to the settlement of an investigation by the U.S. Department of Justice discussed above. We believe that cash provided by operating activities will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

We prepare our statement of cash flows using the indirect method. Under this method, we reconcile net income to cash flows from operating activities by adjusted net income for those items that impact net income but may not result in actual cash receipts or payments during the period. These reconciling items include depreciation and amortization, deferred income taxes, changes in estimated sales allowances, litigation settlements and changes in the consolidated balance sheet for working capital from the beginning to the end of the period.

Working capital at December 31, 2009 was $1.57 billion compared to $1.63 billion at December 31, 2008, a decrease of $6.0 million, which includes the effect of foreign exchange. Excluding foreign exchange translation, increased working capital requirements during 2009 had an unfavorable impact on operating cash flows. This is due mainly to payments made for income taxes, and increased accounts receivable, primarily due to the timing of cash collections and the level of sales near the end of the period.

In the prior year, working capital requirements also negatively impacted cash from operations, with increases in accounts receivable and inventory partially offset by increases in both accounts payable and accrued taxes payable.

Cash used in investing activities was $335.0 million for calendar year 2009, driven primarily by cash paid for acquisitions and capital expenditures. Cash paid for acquisitions was $187.4 million, net, consisting primarily of a cash outflow of approximately $182.2 million related to the acquisition of the remaining interest of Matrix. During 2009, several other transactions were completed including the sale of a 50% interest in a joint venture, the purchase of the remaining 50% interest in a separate joint venture in which Matrix previously held a 50% stake, the sale of a majority-owned subsidiary by Matrix to the minority owner and the purchase of an API facility in India. These transactions resulted in a net cash outflow of $5.3 million.

Capital expenditures were $154.4 million, and were made primarily for equipment, including a portion related to our previously announced planned expansions and integration plans surrounding the former Merck Generics business. Capital expenditures for 2010 are expected to increase to approximately $250.0 million.

Cash used in financing activities was $454.4 million for calendar year 2009. During 2009, we made repayments on our long-term debt in the amount of $350.0 million, consisting primarily of prepayments on Senior Credit Agreement amounts due in 2010 and 2011. Additionally, we paid cash dividends of $139.0 million on our 6.5% mandatory convertible preferred stock.

We are involved in various legal proceedings that are considered normal to its business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations. Additionally, for certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan under the provisions of the Share Purchase Agreement. The inability or denial of Merck KGaA to pay on an indemnified claim, could have a material adverse effect on our financial position or results of operations.

Our Consolidated Balance Sheet as of December 31, 2009 includes restructuring reserves of $39.3 million. Spending against this balance, which consists primarily of severance and related costs and costs associated with the previously announced rationalization and optimization of our global manufacturing and research and development platforms, is expected to occur over the next one to two years, with the majority in 2010.

On May 7, 2009, at the annual shareholders’ meeting, our shareholders approved an increase in the number of authorized shares of Mylan’s common stock from 600,000,000 to 1,500,000,000. In addition, the shareholders approved an increase in shares that may be issued under our 2003 Long-Term Incentive Plan as restricted shares, restricted units, performance shares and other stock-based awards from 5,000,000 to 8,000,000.

During and subsequent to 2009, we declared quarterly dividends on our preferred stock of $16.25, based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share, as follows:

To Holders of Preferred Stock of
Date Declared:	Date Payable:	Record As of:

January 29, 2009	February 17, 2009	February 1, 2009
April 16, 2009	May 15, 2009	May 1, 2009
July 20, 2009	August 17, 2009	August 1, 2009
October 20, 2009	November 16, 2009	November 1, 2009
January 10, 2010	February 16, 2010	February 1, 2010

Total dividends declared and paid during calendar year 2009 were $139.0 million.

We are actively pursuing, and are currently involved in, joint projects related to the development, distribution and marketing of both generic and branded products. Many of these arrangements provide for payments by us upon the attainment of specified milestones. While these arrangements help to reduce the financial risk for unsuccessful projects, fulfillment of specified milestones or the occurrence of other obligations may result in fluctuations in cash flows.

We are continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of its future growth. Consequently, we may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. In addition, on an ongoing basis, we review our operations including the evaluation of potential divestitures of products and businesses as part of our future strategy. Any divestitures could impact future liquidity.

At December 31, 2009 and December 31, 2008, we had $77.5 million and $83.6 million outstanding under existing letters of credit. Additionally, as of December 31, 2009, we had $44.3 million available under the $100.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at December 31, 2009, excluding the discounts and conversion features, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
(In thousands)

2010	$—	$—	$—	$—	$—	$—	$—
2011	—	—	—	—	—	—	—
2012	78,125	126,149	25,560	7,560	600,000	—	837,394
2013	78,125	126,149	25,560	7,560	—	—	237,394
2014	—	—	2,402,640	710,640	—	—	3,113,280
2015	—	—	—	—	—	575,000	575,000

Total	$156,250	$252,298	$2,453,760	$725,760	$600,000	$575,000	$4,763,068

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness (including the Interim Credit Agreement described below) and changes in lines of business. The Senior Credit Agreement contains financial covenants requiring maintenance of a minimum interest coverage ratio and a senior leverage ratio, both of which are defined within the agreement. We have been compliant with the financial covenants during the calendar year ended December 31, 2009.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than	One-Three	Three-Five
	Total	One Year	Years	Years	Thereafter
(in thousands)

Operating leases	$157,849	$30,334	$41,877	$22,466	$63,172
Total debt	4,780,506	6,348	845,884	3,353,092	575,182
Scheduled interest payments	709,950	159,092	310,026	219,263	21,569
Preferred dividends	139,035	139,035	—	—	—

	$5,787,340	$334,809	$1,197,787	$3,594,821	$659,923

The chart above does not include short-term borrowings held by Matrix in the amount of approximately $184.3 million, which represent working capital facilities with several banks, which are secured first by Matrix’s current assets and second by Matrix’s property, plant and equipment and carry interest rates of 4.0%-14.5%. Additionally, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2009, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. As such, $237.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

We lease certain property under various operating lease arrangements that expire generally over the next five years. These leases generally provide us with the option to renew the lease at the end of the lease term.

Total debt consists of the U.S. Tranche A Term Loans of $156.3 million, the Euro Tranche A Term Loans of €175.2 ($252.3) million, the U.S. Tranche B Term Loans of $2.45 billion, the Euro Tranche B Term Loans of €504.0

($725.8) million, $600.0 million in the nominal value of the Senior Convertible Notes, $575.0 million in the nominal value of the Cash Convertible Notes and $17.4 million of other miscellaneous debt.

At December 31, 2009, the $847.1 million of debt related to the Cash Convertible Notes reported in our financial statements consists of $436.5 million of debt ($575.0 million face amount, net of $138.5 million discount) and a liability with a fair value of $410.6 million related to the bifurcated conversion feature.

As of December 31, 2009, the $575.0 million of Cash Convertible Notes was currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Any payment above the principal amount is matched by a convertible note hedge as described below. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The facility is an unsecured revolving credit agreement expiring in October 2013, with available capacity of $694.3 million at December 31, 2009.

Scheduled interest payments represent the estimated interest payments on the U.S. Tranche A Term Loans, the Euro Tranche A Term Loans, the U.S. Tranche B Term Loans, the Euro Tranche B Term Loans, the Senior Convertible Notes, the Cash Convertible Notes and other debt. Variable debt interest payments are estimated using current interest rates.

We have entered into various product licensing and development agreements. In some of these arrangements, we provide funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Milestones represent the completion of specific contractual events, and it is uncertain if and when these milestones will be achieved, hence, we have not attempted to predict the period in which such milestones would possibly be incurred. In the event that all projects are successful, milestone and development payments of approximately $33.8 million would be paid subsequent to December 31, 2009.

The Company has entered into an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace. Mylan has committed to provide funding related to the collaboration over the next several years and amounts could be substantial.

Additionally, we have entered into product development agreements under which we have agreed to share in the development costs as they are incurred by our partners. As the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.

We periodically enter into licensing agreements with other pharmaceutical companies for the manufacture, marketing and/or sale of pharmaceutical products. These agreements generally call for us to pay a percentage of amounts earned from the sale of the product as a royalty.

The Company sponsors various defined benefit pension plans in several countries. Benefit formulas are based on varying criteria on a plan by plan basis. The Company funds non-domestic pension liabilities in accordance with laws and regulations applicable to those plans, which typically results in these plans being unfunded. The amount accrued related to these benefits was $50.9 million at December 31, 2009. We are unable to determine when these amounts will require payment as the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control

We have entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances.

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

Net Revenue Provisions

Net revenues are recognized for product sales when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, rebates, promotional adjustments, price adjustments, returns, chargebacks and other potential adjustments are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $607.9 million and $496.5 million at December 31, 2009 and December 31, 2008. Other current liabilities include $238.2 million and $238.9 million at December 31, 2009 and December 31, 2008, for certain rebates and other adjustments that are paid to indirect customers. The following is a rollforward of the most significant provisions for estimated sales allowances during calendar year 2009:

			Current Provision
		Checks/Credits	Related to Sales	Effects of
	Balance at	Issued to Third	Made in the	Foreign	Balance at
	12/31/2008	Parties	Current Period	Exchange	12/31/2009
(in thousands)

Chargebacks	$173,213	$(1,824,957)	$1,894,090	$376	$242,722
Promotions and indirect rebates	$330,832	$(1,028,135)	$1,081,590	$15,246	$399,533
Returns	$81,295	$(66,408)	$73,160	$1,684	$89,731

The accrual for chargebacks increased as a result of numerous factors including the addition of accruals for significant new products launched during the year and a shift in product mix in the U.S. to products with high volume sales and high chargeback rates.

Provisions for estimated discounts, rebates, promotional and other credits require a lower degree of subjectivity and are less complex in nature yet, combined, represent a significant portion of the overall provisions. These provisions are estimated based on historical payment experience, historical relationships to revenues, estimated customer inventory levels and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Others, such as returns and chargebacks, require management to make more subjective judgments and evaluate current market conditions. These provisions are discussed in further detail below.

Returns — Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Although application of the policy varies from country to country in accordance with local practices, generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. The majority of our product returns occur as a result of product dating, which falls within the range set by our policy, and are settled through the issuance of a credit to our customer. Although the introduction of additional generic competition does not give our customers the right to return product outside of our established policy, we do recognize that such competition could ultimately lead to increased returns. We analyze this on a case-by-case basis, when significant, and make adjustments to increase our reserve for product returns as necessary. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. This period is known by us based on the shelf lives of our products at the time of shipment. Additionally, we consider factors such as levels of inventory in the distribution channel, product dating, and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional generic competition, changes in formularies or launch of over-the-counter products, and make adjustments to the provision for returns in the event that it appears that actual product returns may differ from our established reserves. We obtain data with respect to the level of inventory in the channel directly from certain of our largest customers. A change of 5% in the estimated product return rate used in our calculation of our return reserve would have an effect on our reserve balance of approximately $4.5 million.

Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. The Company markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. The Company also markets products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” Mylan enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler’s invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. For the latter, in most cases, inventory levels are obtained directly from certain of our largest wholesalers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end-user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% in the estimated sell-through levels by our wholesaler customers and in the estimated wholesaler inventory levels would have an effect on our reserve balance of approximately $12.0 million.

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

Intangible Assets and Goodwill

We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a business has been allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired in-process research and development (“IPR&D”) had been expensed at the date of acquisition, but will be capitalized going forward. Intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Goodwill and intangible assets, including IPR&D, are reviewed for impairment annually or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets being tested. Future events and decisions may lead to asset impairment and/or related costs.

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

Income Taxes

We compute our income taxes based on the statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which we earn income. Significant judgment is required in determining the Company’s income taxes and in evaluating its tax positions. We establish reserves in accordance with Mylan’s policy regarding accounting for uncertainty in income taxes. The Company’s policy provides that the tax effects from an uncertain tax position be recognized in the Company’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. The Company adjusts these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. The Company’s provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to the Company’s provision for income taxes in the period of resolution.

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

The resolution of tax reserves and changes in valuation allowances could be material to the Company’s results of operations or financial position. A variance of 5% between estimated reserves and actual resolution and realization of tax items would have an effect on our reserve balance of approximately $20.0 million.

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

A variance of 5% between estimated and recorded litigation reserves (excluding indemnified claims) and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $10.0 million.

Recent Accounting Pronouncements

In May 2008, the FASB issued guidance about accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which was adopted by the Company on January 1, 2009.

Under the new rules, for convertible debt instruments (including the Company’s Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, entities now separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules, as they apply to the Company’s Senior Convertible Notes, is that the equity component is included in the additional paid-in capital section of shareholders’ equity on the Company’s consolidated balance sheet and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense results through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over their term. This update requires retrospective application as disclosed below.

In December 2007, the FASB issued guidance regarding noncontrolling interests in consolidated financial statements, which was adopted by the Company on January 1, 2009. This update amends previously issued guidance, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This update requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.

The Company’s Consolidated Statements of Operations for the calendar year ended December 31, 2008 and the nine months ended December 31, 2007, as originally reported and as adjusted for the adoption of the aforementioned updates related to convertible debt instruments and noncontrolling interests, are as follows:

	Calendar Year Ended		Nine Months Ended
	December 31,		December 31,
	2008	2008	2007	2007
(in thousands, except per share amounts)	As Adjusted		As Adjusted

Interest expense	$357,045	$380,779	$179,410	$196,335
Loss before income taxes and noncontrolling interest	(47,823)	(71,557)	(1,081,064)	(1,097,989)
Income tax provision	137,423	128,550	60,073	53,413
Net loss	(185,246)	(200,107)	(1,141,137)	(1,151,402)
Net loss attributable to the noncontrolling interest	4,031	4,031	3,112	3,112
Net loss attributable to Mylan Inc. common shareholders	(320,250)	(335,111)	(1,154,024)	(1,164,289)
Loss per common share attributable to Mylan Inc.:
Basic	$(1.05)	$(1.10)	$(4.49)	$(4.53)

Diluted	$(1.05)	$(1.10)	$(4.49)	$(4.53)

Weighted average common shares outstanding:
Basic	304,360	304,360	257,150	257,150

Diluted	304,360	304,360	257,150	257,150

The Company’s Consolidated Balance Sheet, as originally reported and as adjusted for the adoption of the aforementioned updates related to convertible debt instruments and non controlling interests, is as follows:

	December 31, 2008	December 31, 2008
(in thousands)		As Adjusted

Liabilities and equity
Liabilities
Long-term debt	$5,165,419	$5,078,937
Deferred income tax liability	545,121	577,379
Total liabilities	7,677,242	7,623,018
Minority interest	29,108	—
Equity
Mylan Inc. shareholders’ equity
Additional paid-in capital	3,873,743	3,955,725
Retained earnings	594,352	566,594
Noncontrolling interest	—	29,108
Total equity	2,703,509	2,786,841

In October 2009, the FASB issued revised accounting guidance for multiple-deliverable arrangements. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

In conjunction with the Matrix transaction in 2007, the Company entered into a deal-contingent foreign exchange forward contract to purchase Indian Rupees with U.S. Dollars in order to mitigate the risk of foreign currency exposure related to the Indian Rupee-denominated purchase price. In conjunction with the acquisition of the former Merck Generics business in 2007, Mylan entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure related to the Euro-denominated purchase price. The instruments did not qualify for hedge accounting treatment and therefore were required to be adjusted to fair value with the change in the fair value of the instrument recorded in current earnings.

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

Mylan’s long-term borrowings consist principally of $2.61 billion in U.S. dollar denominated loans and $978.1 million in Euro denominated debt under our Senior Credit Agreement, $538.7 million in Senior Convertible Notes and $847.1 million in Cash Convertible Notes.

Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. The fair value of the Senior Convertible Notes and the Cash Convertible Notes will fluctuate as the market value of our common stock fluctuates. As of December 31, 2009, the fair value of our Senior Convertible Notes was approximately $612.8 million and the fair value of Mylan’s Cash Convertible Notes was approximately $879.8 million. A 100 basis point change in interest rates on the variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $15 million per year.

Investments

In addition to available-for-sale securities, investments are made in overnight deposits, highly rated money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.

The marketable equity securities are not material for the periods ended December 31, 2009 or 2008. The primary objectives for the available-for-sale securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment grade credit ratings. At December 31, 2009, the Company had invested $26.5 million in available-for-sale fixed income securities, of which $0.3 million will mature within one year and $26.2 million will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in fair values for investments that will mature within one year. However, a significant change in current interest rates could affect the fair value of the remaining $26.2 million of available-for-sale securities that mature after one year. An approximate 5% adverse change in interest rates on available-for-sale securities that mature after one year would result in a decrease of approximately $1.0 million in the fair value of available-for-sale securities.

ITEM 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and
Supplementary Financial Information

Page

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	76
Consolidated Statements of Operations for the Calendar Year Ended December 31, 2009, Calendar Year Ended December 31, 2008, and Nine Months Ended December 31, 2007	77
Consolidated Statements of Equity and Comprehensive Earnings (Loss) for the Calendar Year Ended December 31, 2009, Calendar Year Ended December 31, 2008, and Nine Months Ended December 31, 2007	78
Consolidated Statements of Cash Flows for the Calendar Year Ended December 31, 2009, Calendar Year Ended December 31, 2008, and Nine Months Ended December 31, 2007	80
Notes to Consolidated Financial Statements	81
Management’s Report on Internal Control over Financial Reporting	122
Reports of Independent Registered Public Accounting Firm	123
Supplementary Financial Information	125

MYLAN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2009	December 31, 2008

Assets
Current assets:
Cash and cash equivalents	$380,516	$557,147
Restricted cash	47,965	40,309
Available-for-sale securities	27,559	42,260
Accounts receivable, net	1,234,634	1,164,613
Inventories	1,114,219	1,065,990
Deferred income tax benefit	248,917	199,278
Prepaid expenses and other current assets	231,576	105,076

Total current assets	3,285,386	3,174,673
Property, plant and equipment, net	1,122,648	1,063,996
Intangible assets, net	2,384,848	2,453,161
Goodwill	3,331,247	3,161,580
Deferred income tax benefit	36,610	16,493
Other assets	640,995	539,956

Total assets	$10,801,734	$10,409,859

Liabilities and equity
Liabilities
Current liabilities:
Trade accounts payable	$518,252	$498,815
Short-term borrowings	184,352	151,109
Income taxes payable	69,122	92,158
Current portion of long-term debt and other long-term obligations	9,522	5,099
Deferred income tax liability	1,986	1,935
Other current liabilities	934,913	795,534

Total current liabilities	1,718,147	1,544,650
Long-term debt	4,984,987	5,078,937
Other long-term obligations	485,905	422,052
Deferred income tax liability	467,497	577,379

Total liabilities	7,656,536	7,623,018

Equity
Mylan Inc. shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000
Shares issued: 2,139,000	1,070	1,070
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000 and 600,000,000 as of December 31, 2009 and December 31, 2008
Shares issued: 396,683,892 and 395,368,062 as of December 31, 2009 and December 31, 2008	198,342	197,684
Additional paid-in capital	3,834,674	3,955,725
Retained earnings	660,130	566,594
Accumulated other comprehensive earnings (loss)	11,807	(380,802)

	4,706,023	4,340,271
Noncontrolling interest	14,052	29,108
Less treasury stock — at cost
Shares: 90,199,152 and 90,635,441 as of December 31, 2009
and December 31, 2008	1,574,877	1,582,538

Total equity	3,145,198	2,786,841

Total liabilities and equity	$10,801,734	$10,409,859

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Revenues:
Net revenues	$5,015,394	$4,631,237	$2,162,943
Other revenues	77,391	506,348	15,818

Total revenues	5,092,785	5,137,585	2,178,761
Cost of sales	3,018,313	3,067,364	1,304,313

Gross profit	2,074,472	2,070,221	874,448

Operating expenses:
Research and development	275,258	317,217	146,063
Acquired in-process research and development	—	—	1,269,036
Goodwill impairment	—	385,000	—
Selling, general and administrative	1,050,145	1,053,485	449,598
Litigation settlements, net	225,717	16,634	(1,984)

Total operating expenses	1,551,120	1,772,336	1,862,713

Earnings (loss) from operations	523,352	297,885	(988,265)
Interest expense	318,496	380,779	196,335
Other income, net	22,119	11,337	86,611

Earnings (loss) before income taxes and noncontrolling interest	226,975	(71,557)	(1,097,989)
Income tax (benefit) provision	(20,773)	128,550	53,413

Net earnings (loss)	247,748	(200,107)	(1,151,402)
Net (earnings) loss attributable to the noncontrolling interest	(15,177)	4,031	3,112

Net earnings (loss) attributable to Mylan Inc. before preferred dividends	232,571	(196,076)	(1,148,290)
Preferred dividends	139,035	139,035	15,999

Net earnings (loss) attributable to Mylan Inc. common shareholders	$93,536	$(335,111)	$(1,164,289)

Earnings (loss) per common share attributable			.
to Mylan Inc. common shareholders:
Basic	$0.31	$(1.10)	$(4.53)

Diluted	$0.30	$(1.10)	$(4.53)

Weighted average common shares outstanding:
Basic	305,162	304,360	257,150

Diluted	306,913	304,360	257,150

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Equity and Comprehensive Earnings (Loss)
(In thousands, except share and per share amounts)

											Accumulated
							Additional				Other
		Comprehensive	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling	Total
		Earnings (Loss)	Shares	Cost	Shares	Cost	Capital	Earnings	Shares	Cost	Earnings	Interest	Equity
Balance at March 31, 2007			—	—	339,361,201	169,681	1,044,728	2,100,958	(90,948,957)	(1,588,393)	1,544	43,207	1,771,725
Net loss		$(1,151,402)	—	—	—	—	—	(1,148,290)	—	—	—	(3,112)	(1,151,402)

Change in unrecognized losses and prior service cost													—
related to post-retirement plans, net of tax		(663)	—	—	—	—	—	—	—	—	(663)	—	(663)
Foreign currency translation adjustment		87,602	—	—	—	—	—	—	—	—	87,602	—	87,602
Net unrecognized losses on derivatives, net of tax		(4,723)	—	—	—	—	—	—	—	—	(4,723)	—	(4,723)
Net unrealized loss on marketable securities, net of tax	(525)
Reclassification for gains included in net earnings	(191)	(716)	—	—	—	—	—	—	—	—	(716)	—	(716)

Other comprehensive earnings		81,500

Comprehensive loss		(1,069,902)

Comprehensive loss attributable to the
noncontrolling interest		3,112

Comprehensive loss attributable to Mylan Inc.		$(1,066,790)

Issuance of common stock, net			—	—	55,440,000	27,720	720,331	—	—	—	—	—	748,051
Stock options exercised, net of shares tendered for payment			—	—	459,154	229	7,503	—	—	—	—	—	7,732
Issuance of preferred stock, net			2,139,000	1,070	—	—	2,072,816	—	—	—	—	—	2,073,886
Issuance of restricted stock, net of shares withheld			—	—	—	—	(1,485)	—	63,769	1,489	—	—	4
Stock-based compensation expense			—	—	—	—	17,332	—	—	—	—	—	17,332
Tax benefit of stock option plans			—	—	—	—	5,648	—	—	—	—	—	5,648
Cumulative effect of adoption of guidance on income tax uncertainties, net of tax			—	—	—	—	—	(11,478)	—	—	—	—	(11,478)
Dividends on preferred shares			—	—	—	—	—	(15,999)	—	—	—	—	(15,999)
Purchase of subsidiary shares from noncontrolling interest			—	—	—	—	—	—	—	—	—	(5,770)	(5,770)
Dividends declared ($0.06 per common share)			—	—	—	—	—	(14,923)	—	—	—	—	(14,923)
Other			—	—	—	—	838	(324)	—	—	—	—	514

Balance at December 31, 2007			2,139,000	1,070	395,260,355	197,630	3,867,711	909,944	(90,885,188)	(1,586,904)	83,044	34,325	3,506,820

Net loss		$(200,107)	—	—	—	—	—	(196,076)	—	—	—	(4,031)	(200,107)

Change in unrecognized losses and prior service cost
related to post-retirement plans, net of tax		(2,529)	—	—	—	—	—	—	—	—	(2,529)		(2,529)
Foreign currency translation adjustment		(420,167)	—	—	—	—	—	—	—	—	(420,167)	(244)	(420,411)
Net unrecognized losses on derivatives, net of tax		(40,633)	—	—	—	—	—	—	—	—	(40,633)		(40,633)
Net unrealized loss on marketable securities, net of tax	(577)
Reclassification for losses included in net earnings	60	(517)	—	—	—	—	—	—	—	—	(517)		(517)

Other comprehensive loss		(463,846)

Comprehensive loss		$(663,953)

Comprehensive loss attributable to the noncontrolling interest		4,275

Comprehensive loss attributable to Mylan Inc.		$(659,678)

Stock options exercised, net of shares tendered for payment			—	—	107,707	54	1,137	—	—	—	—		1,191
Issuance of restricted stock, net of shares withheld			—	—	—	—	(5,529)	—	249,747	4,366	—		(1,163)
Stock-based compensation expense			—	—	—	—	30,639	—	—	—	—		30,639
Tax benefit of stock option plans			—	—	—	—	(223)	—	—	—	—		(223)
Sale of warrants, net			—	—	—	—	62,560	—	—	—	—		62,560
Cumulative effect of adoption of guidance on benefit plans			—	—	—	—	—	(8,255)	—	—	—		(8,255)
Dividends on preferred shares			—	—	—	—	—	(139,035)	—	—	—		(139,035)
Other			—	—	—	—	(570)	16	—	—	—	(942)	(1,496)

Balance at December 31, 2008			2,139,000	$1,070	395,368,062	$197,684	$3,955,725	$566,594	(90,635,441)	$(1,582,538)	$(380,802)	$29,108	$2,786,841

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Equity and Comprehensive Earnings (Loss) (Continued)
(In thousands, except share and per share amounts)

											Accumulated
							Additional				Other
		Comprehensive	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling	Total
		Earnings (Loss)	Shares	Cost	Shares	Cost	Capital	Earnings	Shares	Cost	Earnings	Interest	Equity
Net earnings		$247,748	—	—	—	—	—	232,571	—	—	—	15,177	247,748

Change in unrecognized losses and prior service cost
related to post-retirement plans, net of tax		1,471	—	—	—	—	—	—	—	—	1,471	—	1,471
Foreign currency translation adjustment		384,218	—	—	—	—	—	—	—	—	384,220	(2)	384,218
Net unrecognized losses on derivatives, net of tax		6,134	—	—	—	—	—	—	—	—	6,134	—	6,134
Net unrealized loss gain on marketable securities, net of tax	614
Reclassification for gains losses included in net earnings	170	784	—	—	—	—	—	—	—	—	784	—	784

Other comprehensive earnings		392,607
Comprehensive earnings		640,355
Comprehensive earnings attributable to the
noncontrolling interest		(15,175)

Comprehensive earnings attributable to Mylan Inc.		$625,180

Stock options exercised, net of shares tendered for payment			—	—	1,315,830	658	14,908	—	—	—	—		15,566
Issuance of restricted stock, net of shares withheld				—	—	—	(10,526)	—	436,289	7,661	—		(2,865)
Stock-based compensation expense			—	—	—	—	31,166	—	—	—	—	—	31,166
Tax benefit of stock option plans				—	—	—	1,433	—	—	—	—		1,433
Dividends on preferred shares				—	—	—	—	(139,035)	—	—	—		(139,035)
Purchase of subsidiary shares from noncontrolling interest			—	—	—	—	(158,074)	—	—	—	—	(24,203)	(182,277)
Sale of subsidiary			—	—	—	—	—	—	—	—	—	(7,872)	(7,872)
Other			—	—	—	—	42	—	—	—	—	1,844	1,886

Balance at December 31, 2009			2,139,000	$1,070	396,683,892	$198,342	$3,834,674	$660,130	(90,199,152)	$(1,574,877)	$11,807	$14,052	$3,145,198

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Cash flows from operating activities:
Net earnings (loss)	$247,748	$(200,107)	$(1,151,402)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Depreciation and amortization	401,157	425,279	157,800
Stock-based compensation expense	31,166	30,639	17,332
In-process research and development	—	—	1,269,036
Net earnings from equity method investees	(1,196)	(4,161)	(2,573)
Change in estimated sales allowances	110,746	10,576	31,337
Deferred income tax benefit	(154,649)	(193,564)	(77,131)
Impairment loss on goodwill	—	385,000	—
Other non-cash items	70,039	103,593	54,408
Litigation settlements, net	164,517	18,635	—
Gain on foreign exchange contract	—	—	(85,063)
Changes in operating assets and liabilities:
Accounts receivable	(175,798)	(172,447)	(124,385)
Inventories	20,110	(83,327)	16,305
Trade accounts payable	4,244	23,166	86,467
Income taxes	(115,800)	88,844	(24,367)
Deferred revenue	(29,616)	(113,998)	34,864
Other operating assets and liabilities, net	32,407	66,319	(34,939)

Net cash provided by operating activities	605,075	384,447	167,689

Cash flows from investing activities:
Capital expenditures	(154,402)	(165,113)	(110,538)
Increase in restricted cash	(7,463)	(38,182)	—
Cash paid for acquisitions	(236,661)	—	(7,001,930)
Proceeds from dispositions of subsidiaries and joint ventures	49,224	—	—
Purchase of available-for-sale securities	—	(18,032)	(275,802)
Proceeds from sale of available-for-sale securities	15,724	65,712	357,922
Other items, net	(1,420)	2,785	(4,976)

Net cash used in investing activities	(334,998)	(152,830)	(7,035,324)

Cash flows from financing activities:
Cash dividends paid	(139,035)	(137,495)	(29,825)
Payment of financing fees	—	(15,074)	(89,538)
Proceeds from the issuance of preferred stock, net	—	—	2,073,886
Proceeds from the issuance of common stock, net	—	—	748,051
Purchase of bond hedge	—	(161,173)	—
Proceeds from issuance of warrants	—	62,560	—
Change in short-term borrowings, net	8,568	26,239	26,240
Proceeds from long-term debt	6,448	581,352	7,701,240
Payment of long-term debt	(350,032)	(524,536)	(4,389,183)
Proceeds from exercise of stock options	19,623	1,191	7,732
Change in outstanding checks in excess of cash disbursements accounts	—	—	18,008
Other items, net	—	—	2,171

Net cash (used in) provided by financing activities	(454,428)	(166,936)	6,068,782

Effect on cash of changes in exchange rates	7,720	8,264	30,690

Net (decrease) increase in cash and cash equivalents	(176,631)	72,945	(768,163)
Cash and cash equivalents — beginning of period	557,147	484,202	1,252,365

Cash and cash equivalents — end of period	$380,516	$557,147	$484,202

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$272,323	$218,012	$179,092

Interest	$223,347	$307,895	$174,034

See Notes to Consolidated Financial Statements

Mylan Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Nature of Operations

Mylan Inc. and its subsidiaries (the “Company” or “Mylan”) are engaged in the global development, licensing, manufacture, marketing and distribution of generic, brand and branded generic pharmaceutical products for resale by others and active pharmaceutical ingredients (“API”) through two reportable segments, the Generics Segment and the Specialty Segment. The principal markets for the Generics Segment products are proprietary and ethical pharmaceutical wholesalers and distributors, drug store chains, drug manufacturers, institutions, and public and governmental agencies primarily within the United States (“U.S.”) and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”), and Australia, Japan, India and New Zealand (collectively, “Asia Pacific”). The Generics Segment also focuses on developing API with non-infringing processes to partner with generic manufacturers in regulated markets such as the U.S. and the European Union (“EU”) at market formation. The principal market for the Specialty Segment is pharmaceutical wholesalers and distributors primarily in the U.S.

Effective October 2, 2007, the Company amended its bylaws, to change the Company’s fiscal year from beginning April 1st and ending on March 31st, to beginning January 1st and ending on December 31st.

Note 2.	Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Mylan Inc. and those of its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Non-controlling interests in the Company’s subsidiaries are recorded net of tax as net earnings (loss) attributable to noncontrolling interests.

On October 2, 2007, Mylan completed its acquisition of Merck KGaA’s generics business (“the former Merck Generics business”). Accordingly, Mylan began consolidating the results of operations of the former Merck Generics business as of October 2, 2007 (see Note 3).

Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation. These reclassifications have no impact on our total assets, liabilities, equity, net income (loss) or cash flows.

Cash and Cash Equivalents. Cash and cash equivalents are comprised of highly liquid investments with an original maturity of three months or less at the date of purchase.

Available-for-Sale Securities. Marketable equity and debt securities are classified as available-for-sale and are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive earnings as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale securities are computed on a specific security basis and are included in other income in the Consolidated Statements of Operations.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to credit risk consist principally of interest-bearing investments, derivatives and accounts receivable.

Mylan invests its excess cash in high-quality, liquid money market instruments, principally overnight deposits and highly rated money market funds. The Company maintains deposit balances at certain financial institutions in excess of federally insured amounts. Periodically, the Company reviews the creditworthiness of its counterparties to derivative transactions, and it does not expect to incur a loss from failure of any counterparties to perform under agreements it has with such counterparties.

Mylan performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 38% and 37% of the accounts receivable balances represent amounts due from three customers at December 31, 2009 and December 31, 2008. Total allowances for doubtful accounts were $22.5 million and $26.9 million at December 31, 2009 and December 31, 2008.

Inventories.  Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory, including pre-launch inventory, are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (3 to 19 years for machinery and equipment and 15 to 39 years for buildings and improvements). The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was $124.3 million, $122.8 million and $57.1 million for the calendar year ended December 31, 2009, the calendar year ended December 31, 2008 and the nine months ended December 31, 2007, respectively.

Intangible Assets and Goodwill. Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from 5 to 20 years. The Company periodically reviews the original estimated useful lives of assets and makes adjustments when events indicate that a shorter life is appropriate.

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Amounts allocated to acquired in-process research and development (“IPR&D”) had been expensed, but going forward will be capitalized at the date of acquisition. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Impairment of Long-Lived Assets. The carrying values of long-lived assets, which includes property, plant and equipment, intangible assets with finite lives and IPR&D, are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value.

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

Short-Term Borrowings. Matrix has a financing arrangement for the sale of its accounts receivable with certain commercial banks. The commercial banks purchase the receivables at a discount and Matrix records the proceeds as short-term borrowings. Upon receipt of payment of the receivable, the short-term borrowings are reversed. As the banks have recourse to Matrix on the receivables sold, the receivables are included in accounts receivable, net, in the Consolidated Balance Sheets. Additionally, Matrix has working capital facilities with several banks which are secured by its current assets and property, plant and equipment. The working capital facilities carry interest rates of 4.0%-14.5%.

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

The Company has agreements with certain indirect customers, such as independent pharmacies, managed care organizations, hospitals, nursing homes, governmental agencies and pharmacy benefit management companies, which establish contract prices for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credits are called chargebacks. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels.

Accounts receivable are presented net of allowances relating to the above provisions. No revisions were made to the methodology used in determining these provisions during the calendar years ended December 31, 2009 and December 31, 2008. Such allowances were $607.9 million and $496.5 million at December 31, 2009 and December 31, 2008. Other current liabilities include $238.2 million and $238.9 million at December 31, 2009 and December 31, 2008, for certain rebates and other adjustments that are paid to indirect customers.

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

Royalty revenue from licensees, which are based on third-party sales of licensed products and technology, is recorded in accordance with the contract terms, when third-party sales can be reliably measured, and collection of the funds is reasonably assured. Royalty revenue is included in other revenue in the Consolidated Statements of Operations.

The Company recognizes contract manufacturing and other service revenue when the service is performed or when the Company’s partners take ownership and title has passed, collectability is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement.

During the calendar year ended December 31, 2009, sales to McKesson Corporation and Cardinal Health, Inc. represented 10% each of consolidated net revenues. During the calendar year ended December 31, 2008, sales to McKesson Corporation and Cardinal Health, Inc. represented 12% and 10% of consolidated net revenues. Sales to McKesson Corporation and Cardinal Health, Inc. represented 16% and 11% of consolidated net revenues during the nine months ended December 31, 2007.

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

Earnings (Loss) per Common Share. Basic earnings (loss) per common share is computed by dividing net earnings (loss) attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net earnings (loss) attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutable securities or instruments, if the impact is dilutive.

With respect to the Company’s convertible preferred stock, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock is convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock, subject to anti-dilution adjustments, depending on the average stock price of the Company’s common stock over the 20 trading-day period ending on the third trading day prior to conversion. For the calendar years ended December 31, 2009 and December 31, 2008, and for the nine months ended December 31, 2007, the if-converted method is anti-dilutive; therefore, the preferred stock conversion is excluded from the computation of diluted earnings per share.

Basic and diluted earnings (loss) per common share attributable to Mylan Inc. are calculated as follows:

	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
(In thousands, except per share amounts)

Basic earnings (loss) attributable to Mylan Inc. common shareholders (numerator):
Net earnings (loss) attributable to Mylan Inc. before preferred dividends	$232,571	$(196,076)	$(1,148,290)
Less: Preferred dividends	139,035	139,035	15,999

Net earnings (loss) attributable to Mylan Inc. common shareholders	$93,536	$(335,111)	$(1,164,289)

Shares (denominator):
Weighted average shares outstanding	305,162	304,360	257,150

Basic earnings (loss) per common share attributable to Mylan Inc.	$0.31	$(1.10)	$(4.53)

Diluted earnings (loss) attributable to Mylan Inc. common shareholders (numerator):
Net earnings (loss) attributable to Mylan Inc. common shareholders	$93,536	$(335,111)	$(1,164,289)
Add: Preferred dividends	—	—	—

Earnings (loss) attributable to Mylan Inc. common shareholders and assumed conversions	$93,536	$(335,111)	$(1,164,289)

Shares (denominator):
Stock-based awards	1,751	—	—
Preferred stock conversion	—	—	—

Total dilutive shares outstanding	306,913	304,360	257,150

Diluted earnings (loss) per common share attributable to Mylan Inc.	$0.30	$(1.10)	$(4.53)

Additional stock options or restricted stock awards representing 8.2 million, 20.7 million and 12.5 million shares were outstanding during the calendar year ended December 31, 2009, calendar year ended December 31, 2008 and the nine months ended December 31, 2007, respectively, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.

During the calendar year ended December 31, 2009, the Company paid dividends of $139.0 million on its preferred stock. On January 20, 2010, the Company announced that a quarterly dividend of $16.25 per share was declared (based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share) payable on February 16, 2010, to the holders of preferred stock of record as of February 1, 2010.

Stock Options. The fair value of stock-based compensation is recognized in earnings.

Foreign Currencies. The Consolidated Financial Statements are presented in U.S. Dollars (“USD”), the reporting currency of Mylan. Statements of Operations and Cash Flows of all of the Company’s subsidiaries that have functional currencies other than USD are translated at a weighted average exchange rate for the period for inclusion in the Consolidated Statements of Operations and Cash Flows, whereas assets and liabilities are translated at the end of the period exchange rates for inclusion in the Consolidated Balance Sheets. Translation differences are recorded directly in shareholders’ equity as cumulative translation adjustments. Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency, which arise as a result of changes in foreign currency exchange rates, are recorded in the Consolidated Statements of Operations.

Derivatives. From time to time the Company may enter into derivative instruments (mainly foreign currency exchange forward contracts, purchased currency options, interest rate swaps and purchased equity call options) designed to hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next twelve months, in currencies other than the functional currency, to hedge the variability in interest expense on floating rate debt or to hedge cash or share payments required on conversion of issued convertible notes. When such instruments qualify for hedge accounting, they are recognized on the Consolidated Balance Sheets with the change in the fair value recorded as a component of other comprehensive earnings until the underlying hedged item is recognized in the Consolidated Statements of Operations. When such derivatives do not qualify for hedge accounting, they are recognized on the Consolidated Balance Sheets at their fair value, with changes in the fair value recorded in the Consolidated Statements of Operations within in other income, net.

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

The Company uses derivative financial instruments for the purpose of hedging foreign currency and interest rate exposures, which exist as part of ongoing business operations or to hedge cash or share payments required on conversion of issued convertible notes. The Company carries derivative instruments on the Consolidated Balance Sheets at fair value, determined by reference to market data such as forward rates for currencies, implied volatilities, and interest rate swap yield curves. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.

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

Recent Accounting Pronouncements. In May 2008, the Financial Accounting Standards Board (“FASB”) issued guidance about accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which was adopted by the Company on January 1, 2009. Under the new rules, for convertible debt instruments (including the Company’s Senior Convertible Notes) that may be settled entirely or partially in cash upon conversion, entities now separately account for the liability and equity components of the instrument in a manner that reflects the issuer’s economic interest cost. The effect of the new rules, as they apply to the Company’s Senior Convertible Notes, is that the equity component is included in additional paid-in capital in the equity section on the Company’s Consolidated Balance Sheets, and the value of the equity component is treated as an original issue discount for purposes of accounting for the debt component. Higher interest expense results through the accretion of the discounted carrying value of the Senior Convertible Notes to their face amount over their term. This update requires retrospective application as disclosed below.

In December 2007, the FASB issued guidance regarding noncontrolling interests in consolidated financial statements, which was adopted by the Company on January 1, 2009. This update amends previously issued guidance, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This update requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.

The Company’s Consolidated Statements of Operations for the calendar year ended December 31, 2008 and the nine months ended December 31, 2007, as originally reported and as adjusted for the adoption of the aforementioned updates related to convertible debt instruments and noncontrolling interests, are as follows:

	Calendar Year Ended		Nine Months Ended
	December 31,		December 31,
	2008	2008	2007	2007
(In thousands, except per share amounts)		As Adjusted		As Adjusted

Interest expense	$357,045	$380,779	$179,410	$196,335
Loss before income taxes and noncontrolling interest	(47,823)	(71,557)	(1,081,064)	(1,097,989)
Income tax provision	137,423	128,550	60,073	53,413
Net loss	(185,246)	(200,107)	(1,141,137)	(1,151,402)
Net loss attributable to the noncontrolling interest	4,031	4,031	3,112	3,112
Net loss attributable to Mylan Inc. common shareholders	(320,250)	(335,111)	(1,154,024)	(1,164,289)
Loss per common share attributable to Mylan Inc.:
Basic	$(1.05)	$(1.10)	$(4.49)	$(4.53)

Diluted	$(1.05)	$(1.10)	$(4.49)	$(4.53)

Weighted average common shares outstanding:
Basic	304,360	304,360	257,150	257,150

Diluted	304,360	304,360	257,150	257,150

The Company’s Consolidated Balance Sheet as originally reported and as adjusted for the adoption of the aforementioned updates related to convertible debt instruments and non controlling interests, is as follows:

	December 31,	December 31,
	2008	2008
(in thousands)		As Adjusted

Liabilities and equity
Liabilities
Long-term debt	$5,165,419	$5,078,937
Deferred income tax liability	545,121	577,379
Total liabilities	7,677,242	7,623,018
Minority interest	29,108	—
Equity
Mylan Inc. shareholders’ equity
Additional paid-in capital	3,873,743	3,955,725
Retained earnings	594,352	566,594
Noncontrolling interest	—	29,108
Total equity	2,703,509	2,786,841

In October 2009, the FASB issued revised accounting guidance for multiple-deliverable arrangements. The amendment requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Note 3.	Acquisitions and Other Transactions

Acquisition of the Remaining Interest in Matrix Laboratories Limited

On March 26, 2009, the Company announced plans to buy the remaining public interest in Matrix Laboratories Limited (“Matrix”) from its minority shareholders pursuant to a voluntary delisting offer. At the time, the Company owned approximately 71.2% of Matrix through a wholly-owned subsidiary and controlled more than 76% of its voting rights. On June 1, 2009, Mylan announced that it had successfully completed the delisting offer and accepted the discovered price of 211 Rupees per share, which was established by the reverse book building process prescribed by Indian regulations. During the calendar year ended December 31, 2009, the Company completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix, for cash of approximately $182.2 million, bringing both the Company’s total ownership and control to over 96%.

Matrix’s stock was delisted effective August 21, 2009. Minority shareholders had an opportunity to tender their shares during the six-month period following the delisting. The purchase was treated as an equity transaction. Subsequent increases or decreases of ownership that do not result in a change in control are accounted for as equity transactions. As such, upon purchase of the additional interest in Matrix, both the noncontrolling interest and additional paid-in capital on the Consolidated Balance Sheet were reduced by $24.2 million and $158.0 million, respectively.

During 2009, several other transactions were completed, including the sale of a 50% interest in a joint venture, the purchase of the remaining 50% interest in a separate joint venture in which Matrix previously held a 50% stake, the sale of a majority-owned subsidiary by Matrix to the minority owner, and the purchase of an API facility in India. These transactions resulted in a net cash outflow of $5.3 million.

Biologics Agreement

On June 29, 2009, Mylan announced that it had executed a definitive agreement with Biocon Limited (“Biocon”), a publicly traded company on the Indian stock exchanges, for an exclusive collaboration on the development, manufacturing, supply, and commercialization of multiple, high value generic biologic compounds for the global marketplace.

As part of this collaboration, Mylan and Biocon will share development, capital, and certain other costs to bring products to market. Mylan will have exclusive commercialization rights in the U.S., Canada, Japan, Australia, New Zealand, and in the European Union and European Free Trade Association countries through a profit sharing arrangement with Biocon. Mylan will have co-exclusive commercialization rights with Biocon in all other markets around the world. In conjunction with executing this agreement, Mylan recorded a research and development charge in the calendar year ended December 31, 2009 related to its up-front, non-refundable obligation pursuant to the agreement.

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

The purchase price plus acquisition costs exceeded the estimate of fair values of acquired assets and assumed liabilities resulting in the recognition of goodwill in the preliminary amount of $3.17 billion. This was a cash-free/

debt-free transaction as defined in the Share Purchase Agreement (“SPA”). The total purchase price, including acquisition costs of $38.7 million, was approximately $7.0 billion. The operating results of the former Merck Generics business from October 2, 2007 are included in the Consolidated Financial Statements. The allocation of assets acquired and liabilities assumed for the former Merck Generics business as of the acquisition date is as follows:

(In thousands)

Current assets (excluding inventories)	$765,495
Inventories	645,449
Property, plant and equipment, net(4)	344,454
Identified intangible assets	2,654,163
Other non-current assets(2)	140,015
In-process research and development(1)	1,269,036
Goodwill	3,166,005

Total assets acquired	8,984,617
Current liabilities(3)	(820,444)
Deferred tax liabilities	(1,020,040)
Other non-current liabilities	(142,203)

Net assets acquired	$7,001,930

(1)	The amount allocated to acquired in-process research and development represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. In-process research and development projects related to approximately 70 products and product groups, with an average value of approximately $18.0 million per product and product group. One project had a value in excess of 10% of the total value and was estimated at approximately $590.0 million. This material project relates to a nebulized version of two molecules. It is a novel formulation of existing products, which likely translates into a lower risk development product. Phase II studies related to this project were substantially completed in 2009. Further refinement of the doses of each molecule will be undertaken, and Phase III studies are now expected to begin in 2011. Net cash inflows are expected to commence during 2015.

The fair value of the acquired in-process technology and research projects was based on the excess earnings method which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis. The estimated projected costs to complete the material project were less than $100 million as of the date of the acquisition. The net cash inflows were discounted to present values, using a range of discount rates of between 10% and 15.5% (13% for the material project) and other assumptions, which take into account the stage of completion, nature and timing of efforts for completion, risks and uncertainties, and other key factors, which may vary among the individual products and product groups. Net cash inflows related to certain projects commenced in 2008.

This amount was written-off upon acquisition as acquired in-process research and development expense.

(2)	Included in non-current assets is $137.1 million of receivables for the agreement of Merck KGaA under the terms of the SPA to indemnify Mylan for certain acquired significant litigation (see Note 19).

(3)	Included in current liabilities are $74.3 million of restructuring reserves that impacted goodwill. These estimated exit costs are associated with involuntary termination benefits for the former Merck Generics business employees and costs to exit certain activities of the former Merck Generics business and were recorded as a liability in conjunction with recording the initial purchase price.

(4)	Included in property, plant and equipment is $36.4 million of asset write-downs that have impacted goodwill. These write-downs relate to adjusting equipment and buildings down to their expected residual value upon their sale or closure.

At December 31, 2007, as a result of the Company’s preliminary allocation of goodwill, approximately $3.1 billion and $711.2 million were allocated to its Generics Segment and Specialty Segment.

As of December 31, 2008, the Company had finalized the purchase price allocation. Finalization of the purchase price allocation consisted of net adjustments to deferred tax liabilities, adjustments to certain asset fair values, and additional restructuring liabilities. During the calendar year ended December 31, 2008, a net decrease of approximately $53.1 million was recorded to goodwill related to the finalization of the purchase price allocation (see Note 10).

The Company finalized its plans to exit certain activities of the former Merck Generics business as of December 31, 2008. As a result, the Company has a $39.3 million reserve at December 31, 2009 related to involuntary termination benefits and certain other exit costs accounted for in accordance with Mylan’s policies regarding restructuring activities (see Note 6).

In conjunction with the acquisition of the former Merck Generics business, the Company assumed certain loss contingencies. As disclosed in Note 19. Contingencies, Merck KGaA has indemnified Mylan under the provisions of the SPA for certain of these contingencies.

Also in conjunction with the acquisition, Mylan entered into a deal-contingent foreign currency option contract in order to mitigate the risk of foreign currency exposure related to the Euro-denominated purchase price. The contract was contingent upon the closing of the acquisition, and included a premium of $121.9 million, which was paid upon such closing on October 2, 2007. The value of the foreign currency option contract fluctuated depending on the value of the U.S. dollar compared to the Euro. This instrument did not qualify for hedge accounting treatment and therefore was required to be adjusted to fair value with the change in the fair value of the instrument recorded in current earnings. The Company recorded a gain of $85.0 million (net of the premium), during the nine-month period ended December 31, 2007, related to the deal-contingent foreign currency option contract. This amount is included within other income, net in the Consolidated Statements of Operations. In conjunction with the closing on October 2, 2007 of the acquisition of the former Merck Generics business, this foreign currency option contract was settled (net of the premium).

Pro forma financial results

The operating results of the former Merck Generics business have been included in Mylan’s Consolidated Financial Statements since October 2, 2007. Pro forma results of operations for the nine months ended December 31, 2007 included below assumes that the former Merck Generics business acquisition occurred on April 1, 2007. This summary of the unaudited pro forma results of operations is not necessarily indicative of what Mylan’s results of operations would have been had the former Merck Generics business been acquired at the beginning of the periods indicated, nor does it purport to represent results of operations for any future periods.

The unaudited pro forma financial information for the period below includes the following material charges directly attributable to the accounting for the acquisitions: Amortization of the step-up of inventory of $109.4 million and an acquired in-process research and development charge of $1.27 billion for the former Merck Generics business. In addition, the pro forma financial information presented includes the effects of the preferred and common stock offerings closed in November 2007, the proceeds of which were used to repay the

Interim Term Loans (see Notes 12 and 14). The pro forma financial information was also recast to reflect guidance on accounting for convertible debt instruments.

Nine Months Ended
December 31, 2007
(In thousands, except per share data)

Total revenues	$3,428,231

Net loss attributable to Mylan Inc. before preferred dividends	$(1,300,507)
Preferred dividends	(104,276)

Net loss attributable to Mylan Inc. common shareholders	$(1,404,783)

Loss per common share attributable to Mylan Inc. common shareholders:
Basic	$(4.95)

Diluted	$(4.95)

Weighted average shares:
Basic	283,900

Diluted	283,900

Note 4.	Impairment of Long-lived Assets Including Goodwill

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

As a result of the Company’s ongoing review of strategic alternatives, the Company determined that it was more likely than not that the business would be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Accordingly, a recoverability test of Dey’s long-lived assets was performed during the three months ended March 31, 2008. The Company evaluated both cash flow projections and estimated proceeds from the eventual disposition of the long-lived assets. The estimated undiscounted future cash flows exceeded the book values of the long-lived assets and, as a result, no impairment charge was recorded.

Upon the closing of the former Merck Generics business transaction, Dey was defined as the Specialty Segment. Dey is also considered a reporting unit. Upon closing of the transaction, the Company allocated $711.2 million of goodwill to Dey.

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

The first step of the impairment analysis consisted of a comparison of the fair value of the reporting unit with its carrying amount, including the goodwill. The Company performed extensive valuation analyses, utilizing both income and market-based approaches, in its goodwill assessment process. The following describes the valuation methodologies used to derive the estimated fair value of the reporting unit.

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

Based on the “step one” analysis that was performed for Dey, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for Dey, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill, based on a hypothetical allocation of the estimated fair value to the net assets. Based on the second step analysis, the Company concluded that $385.0 million of the goodwill recorded at Dey was impaired. As a result, the Company recorded a goodwill impairment charge of $385.0 million during the three months ended March 31, 2008, which represented the Company’s best estimate as of March 31, 2008. The allocation discussed above was performed only for purposes of assessing goodwill for impairment; accordingly, Mylan did not adjust the net book value of the assets and liabilities on the Company’s Condensed Consolidated Balance Sheet, other than goodwill, as a result of this process.

The determination of the fair value of the reporting unit required the Company to make significant estimates and assumptions that affected the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditure forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions could have a significant impact on either the fair value of the reporting unit or the goodwill impairment charge.

The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also requires us to make significant estimates and assumptions. The hypothetical allocation requires several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit.

In September 2008, following the completion of the comprehensive review of strategic alternatives for Dey, the Company announced its decision to retain the Dey business. This decision included a plan to realign the business, which has resulted in the incurrence of severance and other exit costs (see Note 6). In addition, the comprehensive review resulted in an intangible asset impairment charge related to certain non-core, insignificant, third-party products.

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

In February 2008, Mylan executed an agreement with Forest whereby Mylan sold to Forest its rights to Bystolic (the “Amended Agreement”). Under the terms of the Amended Agreement, Mylan received a cash payment of $370.0 million, which was deferred along with the $100.0 million received under the 2006 Agreement, and retained its contractual royalties for three years, through 2010. Mylan’s obligations under the 2006 Agreement to supply Bystolic to Forest were unchanged by the Amended Agreement. Mylan believed that these supply obligations represented significant continuing involvement as Mylan remained contractually obligated to manufacture the product for Forest while the product was being commercialized. As a result of this continuing involvement, Mylan had been amortizing the $470.0 million of deferred revenue ratably through 2020 pending the transfer of manufacturing responsibility that was anticipated to occur in the second half of 2008.

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

Included in other current liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008 are restructuring reserves totaling $39.3 million and $75.0 million. Of these amounts, $27.0 million and $67.0 million, as of December 31, 2009 and 2008, relate to certain estimated exit costs associated with the acquisition of the former Merck Generics business, and the remainder of each balance relates to the Company’s intention to restructure certain other activities and incur certain related exit costs.

The plans related to the exit activities associated with the former Merck Generics business were finalized during calendar year 2008. During the calendar year ended December 31, 2009, payments of $26.1 million were made against the reserve, of which $11.2 million was severance costs and the remaining $14.9 million was other exit costs. In addition, during the calendar year ended December 31, 2009, the Company reversed $13.9 million of the reserve to other income as a result of a reduction in the estimated remaining spending on accrued projects. Of the remaining accrual, approximately $15.6 million relates to additional severance and related costs, $8.5 million relates to costs associated with the previously announced rationalization and optimization of the Company’s global manufacturing and research and development platforms, and the remainder consists of other exit costs.

In addition to the activities associated with the acquisition of the former Merck Generics business, the Company has announced its intent to restructure certain activities and incur certain related exit costs, including costs related to the realignment of the Dey business and the right-sizing of certain businesses in markets outside of the U.S. Accordingly, the Company has recorded a reserve for such activities, of which approximately $12.0 million remains at December 31, 2009. During the calendar year ended December 31, 2009, the Company recorded restructuring charges of approximately $19.3 million, nearly all of which relates to severance and related costs. The majority of this amount was charged to selling, general and administrative expense, with the remainder to cost of sales. Spending during the calendar year, primarily related to severance, amounted to approximately $15.0 million.

Note 7.	Comparative Nine-Month Financial Information

Effective as of October 2, 2007, the Board of Directors (the “Board”) of Mylan approved a change to its fiscal year end from March 31st to December 31st. Consolidated Statements of Operations for the nine months ended December 31, 2007 and 2006 are summarized below. All data for the nine months ended December 31, 2006 are derived from the Company’s unaudited Condensed Consolidated Financial Statements. The nine month period ended December 31, 2007 has been recast to reflect the effects of guidance on accounting for our convertible debt instruments and noncontrolling interests. The nine months ended December 31, 2006 were not effected by either of these changes in accounting guidance.

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Operations

Nine Months Ended December 31,	2007	2006
(In thousands, except per share amounts)		(Unaudited)

Revenues
Net revenues	$2,162,943	$1,103,247
Other revenues	15,818	21,310

Total revenues	2,178,761	1,124,557
Cost of sales	1,304,313	515,736

Gross profit	874,448	608,821

Operating expenses:
Research and development	146,063	66,844
Acquired in-process research and development	1,269,036	—
Selling, general and administrative	449,598	152,784
Litigation settlements, net	(1,984)	(46,154)

Total operating expenses	1,862,713	173,474

(Loss) earnings from operations	(988,265)	435,347
Interest expense	196,335	31,292
Other income, net	86,611	39,785

(Loss) earnings before income taxes and noncontrolling interest	(1,097,989)	443,840
Income tax provision	53,413	155,267

Net (loss) earnings	(1,151,402)	288,573
Net loss attributable to the noncontrolling interest	3,112	—

Net (loss) earnings attributable to Mylan Inc. before preferred dividends	(1,148,290)	288,573
Preferred dividends	15,999	—

Net (loss) earnings attributable to Mylan Inc. common shareholders	$(1,164,289)	$288,573

(Loss) earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$(4.53)	$1.37

Diluted	$(4.53)	$1.34

Weighted average common shares outstanding:
Basic	257,150	211,075

Diluted	257,150	215,275

Note 8.	Balance Sheet Components

Selected balance sheet components consist of the following:

	December 31,	December 31,
	2009	2008
(In thousands)

Inventories:
Raw materials	$287,128	$273,232
Work in process	198,280	157,473
Finished goods	628,811	635,285

	$1,114,219	$1,065,990

Property, plant and equipment:
Land and improvements	$69,614	$56,945
Buildings and improvements	625,303	577,182
Machinery and equipment	1,145,464	1,012,748
Construction in progress	118,410	110,721

	1,958,791	1,757,596
Less accumulated depreciation	836,143	693,600

	$1,122,648	$1,063,996

Other current liabilities:
Payroll and employee benefit plan accruals	$188,743	$181,316
Accrued rebates	238,161	238,886
Fair value of financial instruments	66,420	91,797
Legal and professional accruals	218,813	71,813
Other	222,776	211,722

	$934,913	$795,534

Note 9.	Available-for-Sale Securities

The amortized cost and estimated fair value of available-for-sale fixed income securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)

December 31, 2009
Debt securities	$26,212	$867	$(594)	$26,485
Equity securities	—	1,074	—	1,074

	$26,212	$1,941	$(594)	$27,559

December 31, 2008
Debt securities	$42,146	$1,772	$(2,260)	$41,658
Equity securities	—	602	—	602

	$42,146	$2,374	$(2,260)	$42,260

Maturities of debt securities at fair value as of December 31, 2009, were as follows:

(In thousands)

Mature within one year	$257
Mature in one to five years	12,165
Mature in five years and later	14,063

$26,485

Note 10.	Goodwill and Other Intangible Assets

A rollforward of goodwill from January 1, 2008 to December 31, 2009 is as follows:

	Generics Segment	Specialty Segment	Total
(In thousands)

Balance as of January 1, 2008	$3,144,817	$711,154	$3,855,971
Impairment loss(1)	—	(385,000)	(385,000)
Foreign currency translation and other	(303,206)	(6,185)	(309,391)

Balance as of December 31, 2008	2,841,611	319,969	3,161,580
Foreign currency translation and other	168,129	1,538	169,667

Balance as of December 31, 2009	$3,009,740	$321,507	$3,331,247

(1)	Represents the only impairment charge recognized by the Company under the currently effective accounting guidance.

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

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
(Dollars in thousands)

December 31, 2009
Amortized intangible assets:
Patents and technologies	20	$122,926	$77,717	$45,209
Product rights and licenses	10	2,902,045	657,050	2,244,995
Other	8	170,426	75,782	94,644

		$3,195,397	$810,549	$2,384,848

December 31, 2008
Amortized intangible assets:
Patents and technologies	20	$118,926	$71,631	$47,295
Product rights and licenses	10	2,738,191	433,169	2,305,022
Other	8	129,563	28,719	100,844

		$2,986,680	$533,519	$2,453,161

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the value of which, by therapeutic category, is as follows:

	December 31, 2009	December 31, 2008
(In thousands)

Allergy	$125,377	$142,612
Anti-infective Agents	223,868	235,818
Cardiovascular	459,592	406,160
Central Nervous System	311,528	304,039
Dermatology	26,055	27,002
Endocrine and Metabolic	112,805	105,058
Gastrointestinal	195,219	206,783
Renal and Genitourinary	96,482	112,740
Respiratory Agents	396,284	440,884
Other(1)	297,785	323,926

	$2,244,995	$2,305,022

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of total product rights and licenses.

Other intangibles consist principally of customer lists and contracts. As a result of the acquisition of the former Merck Generics business, the Company recorded intangible assets of $2.65 billion, primarily product rights and licenses, which have a weighted average useful life of ten years (see Note 3).

Amortization expense, which is classified within cost of sales on the Company’s Consolidated Statements of Operations, for the calendar year ended December 31, 2009, the calendar year ended December 31, 2008 and the nine months ended December 31, 2007 was $276.8 million, $368.2 million and $100.7 million, respectively, and is expected to be $280.9 million, $275.4 million, $268.8 million, $263.1 million and $255.4 million for the years ended December 31, 2010 through 2014, respectively.

Included within amortization expense for the calendar year ended December 31, 2008 is approximately $65.7 million of an intangible asset impairment charge related primarily to certain non-core, insignificant, third-party manufactured products.

Note 11.	Financial Instruments and Risk Management

Financial Risks

The Company is exposed to certain financial risks relating to its ongoing business operations. The primary financial risks that are managed by using derivative instruments are interest rate risk, equity risk and foreign currency risk.

In order to manage foreign currency risk, Mylan enters into foreign exchange forward contracts to mitigate risk associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities. The foreign exchange forward contracts are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. Any gains or losses on the foreign exchange forward contracts are recognized in earnings in the period incurred in the Consolidated Statement of Operations.

As of December 31, 2009 and 2008, the Company had €679.2 million ($978.1 million) and €812.4 million ($1.13 billion), respectively, of borrowings under the Senior Credit Agreement that are designated as a hedge of its net investment in certain Euro-functional currency subsidiaries to manage foreign currency risk. Borrowings designated as hedges of net investments are marked to market using the current spot exchange rate at the end of the period, with gains and losses included in the foreign currency translation adjustment component of accumulated other comprehensive earnings (loss) (“AOCE”) on the Consolidated Balance Sheet until the sale or substantial liquidation of the underlying net investments.

The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s floating-rate debt. These interest rate swaps are designated as cash flow hedges. The Company’s interest rate swaps fix the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans and Euro Tranche B Term Loans under the Senior Credit Agreement. Derivative contracts designated as hedges to manage interest rate risk are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through other comprehensive earnings, depending on the nature and effectiveness of the offset. Any ineffectiveness in a hedging relationship is recognized immediately in earnings in the Consolidated Statements of Operations. As of December 31, 2009 and December 31, 2008, the total notional amount of the Company’s floating-rate debt interest rate swaps was $2.3 billion and $2.0 billion, respectively. As described in Note 12 to Consolidated Financial Statements, a total of $1.0 billion of the Company’s floating-rate debt interest rate swaps have been extended through additional forward-starting swaps.

Certain derivative contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features which would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at December 31, 2009 is $62.6 million. The Company is not subject to any obligations to post collateral under derivative contracts.

In September 2008, the Company issued $575.0 million in Cash Convertible Notes whereby holders may convert their Cash Convertible Notes subject to certain conversion provisions determined by a) the market price of the Company’s common stock, b) specified distributions to common shareholders, c) a fundamental change, as defined in the purchase agreement, or d) certain time periods specified in the purchase agreement. The conversion feature can only be settled in cash and, therefore, it is bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the cash conversion feature, the Company entered into a convertible note hedge with certain counterparties. Both the cash conversion feature and the purchased convertible note hedge are measured at fair value with gains and losses recorded in the Company’s Consolidated Statements of Operations. Also, in conjunction with the issuance of the Cash Convertible Notes, the Company entered into several warrant transactions with certain counterparties. The warrants meet the definition of derivatives; however, because these instruments have been determined to be indexed to the Company’s own stock, and have been recorded in shareholders’ equity in the Company’s Consolidated Balance Sheets, the instruments are exempt from the scope of the FASB’s guidance regarding accounting for derivative instruments and hedging activities and are not subject to the fair value provisions set forth therein.

The Company’s most significant credit exposure arises from the convertible note hedge on its Cash Convertible Notes. At December 31, 2009, the convertible note hedge had a total fair value of $410.6 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Derivatives Designated as Hedging Instruments
Fair Values of Derivative Instruments

	Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Interest rate swaps	Other current liabilities	$62,607	Other current liabilities	$72,395
Foreign currency borrowings	Long-term debt	978,059	Long-term debt	1,128,267

Total		$1,040,666		$1,200,662

Derivatives Not Designated as Hedging Instruments
Fair Values of Derivative Instruments

	Asset Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$8,793	Prepaid expenses and other current assets	$14,632
Purchased cash convertible note hedge	Other assets	410,600	Other assets	235,750

Total		$419,393		$250,382

	Liability Derivatives
	December 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Other current liabilities	$5,694	Other current liabilities	$19,402
Cash conversion feature of Cash Convertible Notes	Long-term debt	410,600	Long-term debt	235,750

Total		$416,294		$255,152

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE
	on Derivative (Effective Portion)
	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
(In thousands)

Interest rate swaps	$6,134	$(40,633)	$(4,723)

Total	$6,134	$(40,633)	$(4,723)

Location of Gain or (Loss)	Amount of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)
Reclassified from AOCE	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
into Earnings (Effective Portion)	December 31, 2009	December 31, 2008	December 31, 2007

Interest expense	$(51,746)	$2,077	$63

Total	$(51,746)	$2,077	$63

There was no gain or loss recognized into earnings on derivatives with cash flow hedging relationships for ineffectiveness during the calendar year ended December 31, 2009.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE on Derivative (Effective Portion)
	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
(In thousands)

Foreign currency borrowings	$(19,630)	$35,108	$(36,459)

Total	$(19,630)	$35,108	$(36,459)

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the calendar year ended December 31, 2009.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain
	or (Loss) Recognized	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
	in Earnings	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	on Derivatives	December 31, 2009	December 31, 2008	December 31, 2007
(In thousands)

Foreign currency forward contracts	Other income, net	$(20,158)	$(8,063)	$(1,977)
Cash conversion feature of Cash Convertible Notes	Other income, net	(174,850)	(235,750)	—
Purchased cash convertible note hedge	Other income, net	174,850	235,750	—

Total		$(20,158)	$(8,063)	$(1,977)

Fair Value Measurement

Fair value is based on the price that would be received from the sale of an identical asset or paid to transfer an identical liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a fair value hierarchy has been established that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:  Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:  Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.

Level 3:  Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

December 31, 2009	Level 1	Level 2	Level 3	Total
(In thousands)

Financial Assets
Available-for-sale fixed income investments	$—	$26,485	$—	$26,485
Available-for-sale equity securities	1,074	—	—	1,074
Foreign exchange derivative assets	—	8,793	—	8,793
Purchased cash convertible note hedge	—	410,600	—	410,600

Total assets at fair value(1)	$1,074	$445,878	$—	$446,952

	Level 1	Level 2	Level 3	Total

Financial Liabilities
Foreign exchange derivative liabilities	$—	$5,694	$—	$5,694
Interest rate swap derivative liabilities	—	62,607	—	62,607
Cash conversion feature of cash convertible notes	—	410,600	—	410,600

Total liabilities at fair value(1)	$—	478,901	$—	$478,901

December 31, 2008	Level 1	Level 2	Level 3	Total
(In thousands)

Financial Assets
Available-for-sale fixed income investments	$—	$32,583	$—	$32,583
Available-for-sale equity securities	602	—	—	602
Foreign exchange derivative assets	—	14,632	—	14,632
Purchased cash convertible note hedge	—	235,750	—	235,750
Auction rate securities	—	—	9,075	9,075

Total assets at fair value(1)	$602	$282,965	$9,075	$292,642

	Level 1	Level 2	Level 3	Total

Financial Liabilities
Foreign exchange derivative liabilities	$—	$19,402	$—	$19,402
Interest rate swap derivative liabilities	—	72,395	—	72,395
Cash conversion feature of cash convertible notes	—	235,750	—	235,750

Total liabilities at fair value(1)	$—	327,547	$—	$327,547

(1)	The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

Due to the lack of observable market quotes on the Company’s auction rate securities portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on expected cash flow streams and collateral values. During 2009, the auction rate securities were redeemed at par.

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Municipal bonds — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Other available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Equity securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the calendar year ended December 31, 2009, that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the calendar year ended December 31, 2009 that would reduce the receivable amount owed, if any, to the Company.

•	Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the Purchased Convertible Note Hedge are highly rated financial institutions, none of which experienced any significant downgrades during the calendar year ended December 31, 2009, that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

Note 12.	Long-Term Debt

A summary of long-term debt is as follows:

	December 31, 2009	December 31, 2008
(In thousands)

U.S. Tranche A Term Loans (A)	$156,250	$265,625
Euro Tranche A Term Loans (A)	252,299	413,684
U.S. Tranche B Term Loans (A)	2,453,760	2,504,880
Euro Tranche B Term Loans (A)	725,760	714,583
Senior Convertible Notes (B)	538,693	513,518
Cash Convertible Notes (C)	847,136	655,442
Other	17,437	14,586

	4,991,335	5,082,318
Less: Current portion	6,348	3,381

Total long-term debt	$4,984,987	$5,078,937

(A)	On October 2, 2007, the Company and a wholly-owned European subsidiary (the “Euro Borrower”) entered into a credit agreement (the “Senior Credit Agreement”) pursuant to which the Company borrowed $500.0 million in Tranche A Term Loans (the “U.S. Tranche A Term Loans”) and $2.0 billion in Tranche B Term Loans (the “U.S. Tranche B Term Loans”), and the Euro Borrower borrowed approximately €1.13 billion ($1.6 billion) in Euro Term Loans (the “Euro Term Loans” and, together with the U.S. Tranche A Term Loans and the U.S. Tranche B Term Loans, the “Term Loans”). The proceeds of the Term Loans were used (1) to pay a portion of the consideration for the acquisition of the former Merck Generics business, (2) to refinance the prior credit facilities, (3) to purchase the Senior Notes tendered pursuant to the cash tender offers therefore and (4) to pay a portion of the fees and expenses in respect of the foregoing transactions (collectively, the “Transactions”). The Senior Credit Agreement also contains a $750.0 million revolving facility (the “Revolving Facility” and, together with the Term Loans, the “Senior Credit Facilities”) under which either the Company or the Euro Borrower may obtain extensions of credit, subject to the satisfaction of specified conditions. The Revolving Facility includes a $100.0 million subfacility for the issuance of letters of credit and a $50.0 million subfacility for swingline borrowings. The Euro Term Loans are guaranteed by the Company and the Senior Credit Facilities are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The Senior Credit Facilities are also secured by a pledge of the capital stock of substantially all direct subsidiaries of the Company and the Guarantors (limited to 65% of outstanding voting stock of foreign holding companies and any foreign subsidiaries) and substantially all of the other tangible and intangible property and assets of the Company and the Guarantors. The Revolving Facility expires in October 2013.

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

The U.S. Tranche A Term Loans currently bear interest at LIBOR plus 2.75% per annum, if the Company chooses to make LIBOR borrowings, or at an alternative base plus 1.75% per annum. The U.S. Tranche B Term Loans currently bear interest at LIBOR plus 3.25% per annum, if the Company chooses to make LIBOR borrowings, or at an alternate base plus 2.25% per annum. The Euro Tranche A Term Loans currently bear interest at the Euro Interbank Offered Rate (“EURIBO”) plus 2.75% per annum. The Euro Tranche B Term Loans currently bear interest at EURIBO plus 3.25% per annum. Borrowings under the Revolving Facility currently bear interest at LIBOR (or EURIBO, in the case of borrowings denominated in Euro) plus 2.375% per annum, if the Company chooses to make LIBOR (or EURIBO, in the case of borrowings denominated in Euro) borrowings, or at an alternate base rate plus 1.375% per annum. The applicable margins over LIBOR, EURIBO or the alternate base rate for the Revolving Facility and the U.S. Tranche A Term Loans can fluctuate based on a calculation of the Company’s Consolidated Leverage Ratio as defined in the Senior Credit Agreement. The Company also pays a facility fee on the entire amount of the Revolving Facility. The facility fee is currently 0.375% per annum, but can fluctuate based on the Company’s Consolidated Leverage Ratio.

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

The Senior Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds.

All 2009 payments due under the Senior Credit Agreement were prepaid in December 2008. During 2009, the Company prepaid the 2010 payments due under the Senior Credit Agreement, as follows: $46.9 million on the U.S. Tranche A Term loans, €52.6 ($71.2) million on the Euro Tranche A Term Loans, $25.6 million on the U.S. Tranche B Term Loans, and €5.3 ($7.1) million on the Euro Tranche B Term Loans and prepaid the 2011 payments due under the Senior Credit Agreement, as follows: $62.5 million on the U.S. Tranche A Term loans, €70.1 ($100.7) million on the Euro Tranche A Term Loans, $25.6 million on the U.S. Tranche B Term Loans, and €5.3 ($7.5) million on the Euro Tranche B Term Loans. As a result of these prepayments, the Company does not expect any additional amounts due on excess cash flow related to the year ended December 31, 2009.

At December 31, 2009 and December 31, 2008, the Company had outstanding letters of credit of $77.5 million and $83.6 million.

(B)	On March 1, 2007, Mylan issued $600.0 million aggregate principal amount of 1.25% Senior Convertible Notes due 2012 (the “Senior Convertible Notes”). The Senior Convertible Notes bear interest at a rate of 1.25% per year, accruing from March 7, 2007. The effective interest rate used for interest expense purposes is 6.4%. Interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2007. The Senior Convertible Notes will mature on March 15, 2012, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by, among others, the market price of the Company’s common stock and the trading price of the Senior Convertible Notes. The Senior Convertible Notes had an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $22.43 per share), subject to adjustment, with the principal amount payable in cash and the remainder in cash or stock at the option of the Company. As of December 31, 2009, the effective conversion rate was 42.709 shares of common stock per $1,000 principal amount.

On March 1, 2007, concurrently with the issuance of the Senior Convertible Notes, Mylan entered into a convertible note hedge transaction, comprised of a purchased call option and two warrant transactions with two financial institutions, each of which the Company refers to as a counterparty. The net cost of the transactions was $80.6 million. The purchased call options will cover approximately 26.8 million shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Senior Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the Senior Convertible Notes. Concurrently with entering into the purchased call options, the Company entered into warrant transactions with the counterparties. Pursuant to the warrant transactions, the Company will sell to the counterparties warrants to purchase in the aggregate approximately 26.8 million shares of Mylan common stock, subject to customary anti-dilution adjustments. The warrants may not be exercised prior to the maturity of the Senior Convertible Notes, subject to certain limited exceptions.

The purchased call options are expected to reduce the potential dilution upon conversion of the Senior Convertible Notes in the event that the market value per share of Mylan common stock at the time of exercise is greater than the then effective conversion price of the Senior Convertible Notes. The sold warrants had an initial exercise price that was 60.0% higher than the price per share of $19.50 at which the Company offered common stock in a concurrent equity offering. If the market price per share of Mylan common stock at the time of conversion of any Senior Convertible Notes is above the strike price of the purchased call options, the purchased call options will, in most cases, entitle the Company to receive from the counterparties in the aggregate the same number of shares of our common stock as the Company would be required to issue to the holder of the converted Senior Convertible Notes. Additionally, if the market price of Mylan common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants, the Company will owe the counterparties an aggregate of approximately 26.8 million shares of Mylan common stock. The purchased call options and sold warrants may be settled for cash at the Company’s election.

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Senior Convertible Notes, and will not affect the holders’ rights under the Senior Convertible Notes. The purchased call options and sold warrants meet the definition of derivatives. However, because these instruments have been determined to be indexed to the Company’s own stock and have been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheet, the instruments are exempted from the scope of GAAP requirements for accounting for derivative instruments and hedging activities and are not subject to the fair value provisions of that accounting guidance.

At December 31, 2009, the $538.7 million of debt is net of a $61.3 million discount. At December 31, 2008, the $513.5 million of debt is net of an $86.5 million discount.

(C)	On September 15, 2008, Mylan issued $575.0 million aggregate principal amount of Cash Convertible Notes due 2015 (“Cash Convertible Notes”). The Cash Convertible Notes bear stated interest at a rate of 3.75% per year, accruing from September 15, 2008. The effective interest rate used for interest expense purposes is 9.5%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2009. The Cash Convertible Notes will mature on September 15, 2015, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by the market price of the Company’s common stock, specified distributions to common shareholders, a fundamental change, and certain time periods specified in the purchase agreement. The Cash Convertible Notes have an initial conversion reference rate of 75.0751 shares of common stock per $1,000 principal amount (equivalent to an initial conversion reference price of $13.32 per share), subject to adjustment, with the principal amount and remainder payable in cash. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstance.

As of December 31, 2009, the $575.0 million of Cash Convertible Notes was currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Any payment above the principal amount is matched by a convertible note hedge as described below. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The facility is an unsecured revolving credit agreement expiring in October 2013, with available capacity of $694.3 million at December 31, 2009.

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

The purchased call options and sold warrants are separate contracts entered into by us with the counterparties, are not part of the notes and do not affect the rights of holders under the Cash Convertible Notes. The purchased cash-settled call options meet the definition of derivatives. As such, the instrument is marked to market each period. In addition, the liability associated with the cash conversion feature of the Cash Convertible Notes is marked to market each period.

At December 31, 2009, the $847.1 million consists of $436.5 million of debt ($575.0 million face amount, net of $138.5 million discount) and the bifurcated conversion feature with a fair value of $410.6 million recorded as a liability within long-term debt in the Consolidated Balance Sheet at December 31, 2009. At December 31,

2008, the $655.4 million consisted of $419.7 million of debt ($575.0 million face amount, net of $155.3 million discount) and the bifurcated conversion feature with a fair value of $235.8 million recorded as a liability within long-term debt in the Consolidated Balance Sheet. The purchased call options are assets recorded at their fair value of $410.6 million and $235.8 million within other assets in the Consolidated Balance Sheet at December 31, 2009 and December 31, 2008. Included in interest expense for 2009 and 2008 were $42.9 million and $29.5 million of accretion of the imputed discounts on our convertible debt instruments.

Details of the interest rates in effect at December 31, 2009 and December 31, 2008 on the outstanding borrowings under the Term Loans are in the table below:

	December 31, 2009
	Outstanding	Basis	Rate
(Dollars in thousands)

U.S. Tranche A Term Loans	$156,250	LIBOR + 2.75%	3.00%
Euro Tranche A Term Loans	$252,299	EURIBO + 2.75%	3.19%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010 (1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010 (1)(3)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	453,760	LIBOR + 3.25%	3.50%

Total U.S. Tranche B Term Loans	$2,453,760
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$288,000	Fixed	5.38%
Floating Rate	437,760	EURIBO + 3.25%	3.83%

Total Euro Tranche B Term Loans	$725,760

	December 31, 2008
	Outstanding	Basis	Rate
(Dollars in thousands)

U.S. Tranche A Term Loans	$265,625	LIBOR + 3%	6.50%
Euro Tranche A Term Loans	$413,684	EURIBO + 3%	7.86%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010 (1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010 (1)(3)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	504,880	LIBOR + 3.25%	5.79%

Total U.S. Tranche B Term Loans	$2,504,880
Euro Tranche B Term Loans	$714,583	EURIBO + 3.25%	8.11%

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement

(2)	This interest rate swap has been extended to December 2012 at a rate of 6.60%, effective January 2011

(3)	This interest rate swap has been extended to March 2012 at a rate of 5.38%, effective March 2010

All financing fees associated with the Company’s borrowings are being amortized over the life of the related debt. The total unamortized amounts of $67.0 million and $83.8 million are included in other assets in the Consolidated Balance Sheets at December 31, 2009 and December 31, 2008.

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

At December 31, 2009 and December 31, 2008, the fair value of the Senior Convertible Notes was approximately $612.8 million and $444.0 million. At December 31, 2009 and December 31, 2008, the fair value of the Cash Convertible Notes was approximately $879.8 million and $524.4 million.

Certain of the Company’s debt agreements contain certain cross-default provisions.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at December 31, 2009, excluding the discounts and conversion features, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
(In thousands)

2010	$—	$—	$—	$—	$—	$—	$—
2011	—	—	—	—	—	—	—
2012	78,125	126,149	25,560	7,560	600,000	—	837,394
2013	78,125	126,149	25,560	7,560	—	—	237,394
2014	—	—	2,402,640	710,640	—	—	3,113,280
2015	—	—	—	—	—	575,000	575,000

Total	$156,250	$252,298	$2,453,760	$725,760	$600,000	$575,000	$4,763,068

Note 13.	Income Taxes

Income tax (benefit) expense consisted of the following components:

	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
(In thousands)

Federal:
Current	$42,636	$219,370	$94,999
Deferred	(87,773)	(99,343)	(29,343)

	(45,137)	120,027	65,656

State and Puerto Rico:
Current	11,931	28,226	9,598
Deferred	(6,616)	15,978	1,903

	5,315	44,204	11,501

Foreign:
Current	79,590	79,187	23,413
Deferred	(60,541)	(114,868)	(47,157)

	19,049	(35,681)	(23,744)

Income taxes	$(20,773)	$128,550	$53,413

Pre-tax (loss) earnings
Domestic	$(491,810)	$(326,901)	$(430,811)
Foreign	718,785	255,344	(667,178)

Total	$226,975	$(71,557)	$(1,097,989)

Temporary differences and carry forwards that result in the deferred tax assets and liabilities were as follows:

	December 31, 2009	December 31, 2008
(In thousands)
Deferred tax assets:
Employee benefits	$51,499	$48,868
Legal matters	119,032	65,988
Accounts receivable allowances	174,309	145,579
Inventories	35,715	23,916
Other reserves	46,984	26,158
Tax credits	14,040	4,200
Net operating losses	205,485	134,779
Convertible debt	13,413	10,475
Other	69,180	99,280

	729,657	559,243
Less: Valuation allowance	(166,083)	(110,194)

Total deferred tax assets	563,574	449,049

Deferred tax liabilities:
Plant and equipment	84,617	77,056
Intangible assets	588,387	663,987
Other	74,526	71,549

Total deferred tax liabilities	747,530	812,592

Deferred tax liabilities, net	$(183,956)	$(363,543)

Classification in the Consolidated Balance Sheets:
Deferred income tax benefit — current	$248,917	$199,278
Deferred income tax liability — current	(1,986)	(1,935)
Deferred income tax benefit — noncurrent	36,610	16,493
Deferred income tax liability — noncurrent	(467,497)	(577,379)

Deferred tax liability, net	$(183,956)	$(363,543)

The Company’s investment in foreign subsidiaries is currently greater for U.S. tax purposes than for GAAP purposes. Since management has no current plans that would cause that temporary difference to reverse in the foreseeable future, no deferred taxes have been recorded on those differences. For GAAP purposes, upon the acquisition of the former Merck Generics business, the basis in the investments in foreign subsidiaries was reduced as a result of the write-off of in-process research and development. No such reduction applied for U.S. tax purposes.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Statutory tax rate	35.0%	35.0%	35.0%
State and Puerto Rico income taxes and credits	(2.2)%	(27.4)%	(0.6)%
Research and development tax credits	(1.4)%	3.3%	0.3%
Acquired in-process research and development	—	—	(41.1)%
Effect of foreign operations	(16.1)%	6.4%	1.8%
Effect of reorganizations	(31.1)%	—	—
Impairment of goodwill	—	(188.3)%	—
Other items	6.7%	(8.6)%	(0.3)%

Effective tax rate	(9.1)%	(179.6)%	(4.9)%

Valuation Allowance

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2009, a valuation allowance has been applied to certain foreign and state deferred tax assets in the amount of $166.1 million.

Net Operating Losses

As of December 31, 2009, the Company has net operating loss carryforwards for international and U.S. state income tax purposes of approximately $1.70 billion, some of which will expire in fiscal years 2010 through 2029, while others can be carried forward indefinitely. Of these loss carryforwards, there is an amount of $1.3 billion related to state losses. A majority of the state net operating losses are attributable to Pennsylvania, where a taxpayer’s use is limited to the greater of 20.0% of taxable income or $3.0 million each taxable year. In addition, the Company has foreign net operating loss carryforwards of approximately $424.1 million, of which $309.2 million can be carried forward indefinitely, with the remainder expiring in years 2010 through 2023. Most of the net operating losses (foreign and state) are fully reserved.

Acquired In-Process Research and Development

On October 2, 2007, the Company acquired the former Merck Generics business. Of the purchase price, $1.27 billion was allocated to acquired in-process research and development and expensed. We determined that this amount is not deductible for tax purposes.

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

Beginning with fiscal year 2007, Mylan became a voluntary participant in the IRS Compliance Assurance Process (“CAP”) which results in real-time federal issue resolution. The calendar year 2008 CAP return was filed in the third quarter of calendar year 2009 and a Partial Acceptance Letter was received. A single issue remains outstanding at year end that will be audited in accordance with regular IRS processes. The Company anticipates that the CAP 2008 year will be settled in the second quarter of 2010. Tax and interest continue to be accrued related to certain tax positions.

Accounting for Uncertainty in Income Taxes

The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

As of December 31, 2009 and December 31, 2008, the Company’s Consolidated Balance Sheets reflect liabilities for unrecognized tax benefits of $237.5 million and $166.5 million, all of which would affect the Company’s effective tax rate if recognized. Accrued interest and penalties included in the Consolidated Balance Sheets were $30.8 million and $34.8 million as of December 31, 2009 and December 31, 2008. For the calendar years ended December 31, 2009 and December 31, 2008, Mylan recognized $6.6 million and $8.9 million for interest expense related to uncertain tax positions. Interest expense and penalties related to income taxes are included in the tax provision, and interest expense is recognized on the full amount of deferred benefits for uncertain tax positions.

The major state taxing jurisdictions applicable to the Company remain open from fiscal year 2006 through calendar year 2009. The major taxing jurisdictions for the Company internationally remain open from 2002 through 2008 some of which are indemnified by Merck KGaA for tax assessments.

A reconciliation of the unrecognized tax benefits is as follows:

	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
(in thousands)

Unrecognized tax benefit — beginning of year	$166,513	$77,600	$42,900
Additions for current year tax positions	109,786	49,169	5,700
Additions for prior year tax positions	5,143	538	4,400
Reductions for prior year tax positions	(18,742)	(3,313)	(3,300)
Settlements	(2,521)	—	(10,500)
Reductions related to expirations of statute of limitations	(22,638)	(4,819)	(1,200)
Addition due to cumulative adjustment(1)	—	47,338	39,600

Unrecognized tax benefit — end of year	$237,541	$166,513	$77,600

(1)	Unrecognized tax benefits were increased by $47.3 million during the year ended December 31, 2008 to reflect items that relate to the former Merck Generics business for the periods prior to their acquisition by Mylan on October 2, 2007. This amount is incremental to the liability identified for the former Merck Generics business at the date of acquisition and was recorded in conjunction with the finalization of the purchase price allocation in 2008 (see Note 3).

It is anticipated that the amount of unrecognized tax benefits will decrease in the next twelve months. The Company foresees issues involving purchase accounting, state tax audits, state settlements and the expiration of certain statutes of limitations having a significant impact on its results of operations, cash flows and financial position. We expect the range of the decrease of our existing reserve to be between $10.0 million and $15.0 million. We do not anticipate significant increases to the reserve within the next twelve months.

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

In fiscal year 1985, the Board authorized 5,000,000 shares of $0.50 par value preferred stock. Prior to November 19, 2007, no preferred stock had been issued. On November 19, 2007, the Company completed public offerings of 2,139,000 shares of 6.5% mandatory convertible preferred stock (“preferred stock”) at $1,000 per share, as well as an offering of 55,440,000 shares of common stock at $14.00 per share, pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission.

The preferred stock pays, when declared by the Board, dividends at a rate of 6.50% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears in cash, shares of Mylan common stock or a combination thereof at the Company’s election. The first dividend date was February 15, 2008. Each share of preferred stock will automatically convert on November 15, 2010, into between 58.5480 shares and 71.4286 shares of the Company’s common stock, depending on the average daily closing price per share of our common stock over the 20 trading day period ending on the third trading day prior to November 15, 2010. The conversion rate will be subject to anti-dilution adjustments in certain circumstances. Holders may elect to convert at any time at the minimum conversion rate of 58.5480 shares of common stock for each share of preferred stock.

During the calendar years ended December 31, 2009 and December 31, 2008, the Company paid dividends of $139.0 million and $137.5 million on the preferred stock. On January 20, 2010, the Company announced that a quarterly dividend of $16.25 per share was declared, payable on February 16, 2010, to the holders of preferred stock of record as of February 1, 2010. In addition to the dividend paid on February 16, the Company expects to pay dividends in cash on May 15, August 15 and November 15 (the date of conversion) (or, as applicable, the next business day) in the year 2010. Under certain circumstances, the Company may not be allowed to pay dividends in cash. If this were to occur, any unpaid dividend would be payable in shares of common stock on November 15, 2010 based on the market value of common stock at that time.

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

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at March 31, 2007	17,647,728	$16.17

Options granted	4,303,792	15.91
Options exercised	(459,836)	13.18
Options forfeited	(661,148)	17.51

Outstanding at December 31, 2007	20,830,536	$16.15

Options granted	4,180,133	11.46
Options exercised	(107,707)	10.20
Options forfeited	(1,479,921)	16.64

Outstanding at December 31, 2008	23,423,041	$15.32

Options granted	5,426,354	13.74
Options exercised	(1,354,218)	11.59
Options forfeited	(1,226,499)	14.50

Outstanding at December 31, 2009	26,268,678	$15.22

Vested and expected to vest at December 31, 2009	25,033,201	$15.28

Options exercisable at December 31, 2009	17,107,301	$16.02

As of December 31, 2009, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 5.86 years, 5.72 years and 4.30 years, respectively. Also at December 31, 2009, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $91.9 million, $86.2 million and $48.1 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of December 31, 2009 and the changes during the calendar year ended December 31, 2009 are presented below:

		Weighted Average
Restricted	Number of Restricted	Grant-Date
Stock Awards	Stock Awards	Fair Value Per Share

Nonvested at December 31, 2008	2,543,348	$13.46
Granted	884,163	12.74
Released	(765,676)	15.20
Forfeited	(197,235)	12.12

Nonvested at December 31, 2009	2,464,600	$12.78

Of the 884,163 awards granted during the calendar year ended December 31, 2009, 292,384 vest ratably over 3 years, 511,639 vest in three years, 54,110 vest in one year, 17,230 vest two-thirds after two years, with the remaining one-third vesting after the third year and the remaining 8,800 vest ratably after four years.

As of December 31, 2009, the Company had $39.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.69 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the calendar years ended December 31, 2009 and December 31, 2008 was $17.1 million and $4.7 million.

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

	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Volatility	37.8%	31.0%	30.8%
Risk-free interest rate	2.4%	2.2%	4.6%
Expected term of options (in years)	5.7	4.5	5.0
Forfeiture rate	5.5%	5.5%	3.0%
Weighted average grant date fair value per option	$5.43	$3.37	$5.60

Note 16.	Employee Benefits

Defined Benefit Plans

The Company sponsors various defined benefit pension plans in several countries. Benefit formulas are based on varying criteria on a plan by plan basis. Mylan’s policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. The Company funds non-domestic pension liabilities in accordance with laws and regulations applicable to those plans, which typically results in these plans being unfunded. The amounts accrued related to these benefits were $50.9 million and $48.3 million at December 31, 2009 and December 31, 2008.

The Company has a plan covering certain employees in the United States and Puerto Rico to provide for limited reimbursement of postretirement supplemental medical coverage. In addition, in December 2001, the Supplemental Health Insurance Program for Certain Officers of the Company was adopted to provide full postretirement medical coverage to certain officers and their spouses and dependents. These plans generally provide benefits to employees who meet minimum age and service requirements. The amounts accrued related to these benefits were not material at December 31, 2009 and December 31, 2008.

Defined Contribution Plans

The Company sponsors defined contribution plans covering certain of its employees in the United States and Puerto Rico, as well as certain employees in a number of countries outside the U.S. Its domestic defined contribution plans consist primarily of a 401(k) retirement plan with a profit sharing component for non-union employees and a 401(k) retirement plan for union employees. Profit sharing contributions are made at the discretion of the Board. Its non-domestic plans vary in form depending on local legal requirements. The Company’s contributions are based upon employee contributions, service hours, or pre-determined amounts depending upon the plan. Obligations for contributions to defined contribution plans are recognized as expense in the Consolidated Statements of Operations when they are due. Total employer contributions to defined contribution plans were $50.9 million for the calendar year ended December 31, 2009, $20.4 million for the calendar year ended December 31, 2008 and $12.2 million for the nine months ended December 31, 2007.

Other Benefit Arrangements

The Company provides supplemental life insurance benefits to certain management employees. Such benefits require annual funding and may require accelerated funding in the event that the Company would experience a change in control.

The production and maintenance employees at the Company’s manufacturing facilities in Morgantown, West Virginia, are covered under a collective bargaining agreement that expires in April 2012. In addition, there are non-U.S. Mylan locations, primarily concentrated in India, that have employees who are unionized or part of works councils or trade unions. These employees represented approximately 11% and 13% of the Company’s total permanent workforce at December 31, 2009 and December 31, 2008.

Note 17.	Segment Information

Mylan previously had three reportable segments, “Generics”, “Specialty” and “Matrix.” The Matrix Segment had consisted of Matrix, which was previously a publicly traded company in India, in which Mylan held a 71.2% ownership stake. Following the acquisition of approximately 25% of the remaining interest in Matrix and its related delisting from the Indian stock exchanges, Mylan has two reportable segments, “Generics” and “Specialty.” Mylan changed its segment disclosure to align with how the business is being managed after those changes. The former Matrix Segment is included within the Generics Segment. Information for earlier periods has been recast.

The Generics Segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form, as well as active pharmaceutical ingredients (“API”). The Specialty Segment engages mainly in the manufacture and sale of branded specialty nebulized and injectable products.

The Company’s chief operating decision maker evaluates the performance of its reportable segments based on total revenues and segment profitability. For the Generics and Specialty Segments, segment profitability represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses. Certain general and administrative and research and development expenses not allocated to the segments, as well as litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets, and other purchase accounting related items, including the inventory step-up, as well as any and other significant special items (such as the revenue related to the sale of Bystolic product rights in 2008), are included in Corporate/Other. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.

The accounting policies of the segments are the same as those described in Note 2 to Consolidated Financial Statements. Intersegment revenues are accounted for at current market values.

The table below presents segment information for the periods identified and provides a reconciliation of segment information to total consolidated information.

(In thousands)	Generics	Specialty	Corporate /
Calendar Year Ended December 31, 2009	Segment	Segment	Other(1)	Consolidated

Total revenues
Third party	$4,677,813	$414,972	$—	$5,092,785
Intersegment	22,081	40,757	(62,838)	—

Total	$4,699,894	$455,729	$(62,838)	$5,092,785
Segment profitability	$1,322,999	$70,400	$(870,047)	$523,352

	Generics	Specialty	Corporate /
Calendar Year Ended December 31, 2008	Segment	Segment	Other(1)	Consolidated

Total revenues
Third party	$4,283,525	$385,963	$468,097	$5,137,585
Intersegment	3,373	31,278	(34,651)	—

Total	$4,286,898	$417,241	$433,446	$5,137,585
Segment profitability	$994,030	$36,649	$(732,794)	$297,885

	Generics	Specialty	Corporate /
Nine Months Ended December 31, 2007	Segment	Segment	Other(1)	Consolidated

Total revenues
Third party	$2,076,635	$102,126	$—	$2,178,761
Intersegment	563	3,401	(3,964)	—

Total	$2,077,198	$105,527	$(3,964)	$2,178,761
Segment profitability	$608,483	$18,880	$(1,615,628)	$(988,265)

(1)	Includes certain corporate general and administrative and research and development expenses; an up-front payment of $18.0 million made with respect to the Company’s execution of a co-development agreement that was entered into during the calendar year ended December 31, 2009; litigation settlements; intercompany eliminations; revenue related to the 2008 sale of Bystolic product rights; amortization of intangible assets and certain purchase-accounting items (such as the inventory step-up); impairment charges; and other expenses not directly attributable to segments.

The Company’s net revenues are generated via the sale of products in the following therapeutic categories:

	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
(In thousands)

Allergy	$238,050	$219,308	$28,301
Anti-infective Agents	600,807	455,513	166,383
Cardiovascular	866,411	889,523	587,020
Central Nervous System	1,428,142	1,235,340	584,466
Dermatology	113,786	72,944	44,718
Endocrine and Metabolic	399,620	408,384	198,875
Gastrointestinal	401,448	357,489	149,804
Renal and Genitourinary	183,858	209,374	122,484
Respiratory Agents	288,966	310,993	71,167
Other(1)	494,306	472,369	209,725

	$5,015,394	$4,631,237	$2,162,943

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of consolidated net revenues.

Geographic Information

The Company’s principal markets are North America, EMEA, and Asia Pacific. Net revenues are classified based on the geographic location of the customers and are as follows:

	Calendar Year Ended	Calendar Year Ended	Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
(In thousands)

The Americas
United States	$2,370,975	$2,075,308	$1,342,564
Other Americas	157,246	163,512	68,117
Europe(1)	1,837,427	1,755,807	508,549
Asia	649,746	636,610	243,713

	$5,015,394	$4,631,237	$2,162,943

(1)	Sales in France consisted of 14% and 16% of consolidated net revenues for the calendar years ended December 31, 2009 and 2008.

Note 18.	Commitments

The Company leases certain property under various operating lease arrangements that expire over the next seven years. These leases generally provide the Company with the option to renew the lease at the end of the lease term. For the calendar year ended December 31, 2009, the calendar year ended December 31, 2008 and the nine months ended December 31, 2007, the Company made lease payments of $34.6 million, $33.0 million and $9.3 million, respectively.

Future minimum lease payments under these commitments are as follows:

Operating
December 31,	Leases
(In thousands)

2010	$30,334
2011	24,523
2012	17,354
2013	12,861
2014	9,605
Thereafter	63,172

$157,849

The Company has entered into various product licensing and development agreements. In some of these arrangements, the Company provides funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Milestones represent the completion of specific contractual events, and it is uncertain if and when these milestones will be achieved, hence, we have not attempted to predict the period in which such milestones would possibly be incurred. In the event that all projects are successful, milestone and development payments of approximately $33.8 million would be paid subsequent to December 31, 2009.

The Company has entered into an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace. Mylan has committed to provide funding related to the collaboration over the next several years and amounts could be substantial.

Additionally, we have entered into product development agreements under which we have agreed to share in the development costs as they are incurred by our partners. As the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.

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

Legal Proceedings

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, under the terms of the Share Purchase Agreement by which Mylan acquired the former Merck Generics business. An adverse outcome in any of these proceedings, or the inability or denial of Merck KGaA to pay an indemnified claim, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and intend to challenge the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which is proceeding in the Court of Appeals for the D.C. Circuit. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Consolidated Balance Sheet as of December 31, 2009) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases may go to trial in 2010. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously. On January 27, 2010, in the New York Counties cases, the United States District Court for the District of Massachusetts granted Plaintiffs’ motion for partial summary judgment as to liability under New York Social Services Law § 145-b against Mylan and several other defendants. The District Court has not ruled on the remaining issues of liability and damages. On February 8, 2010, Mylan, and a majority of the other defendants, filed a motion to amend the Court’s decision, requesting the Court to certify a question of New York state law pertaining to the court’s finding of requisite causation under the Social Services Law to the First Circuit Court of Appeals, so that the defendants could in turn request that the First Circuit Court of Appeals certify the question to the New York Court of Appeals.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In February 2010, the Company reached an agreement in principle to settle this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement is contingent upon the execution of definitive settlement documents, and federal government and court approval. The settlement would resolve a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company has accrued $160 million in connection with the above-mentioned settlement in principle and the remaining state actions. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts reserved.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involved whether MPI and UDL may have violated the False Claims Act by classifying certain authorized generics as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs on sales from 2000 through 2004. MPI and UDL denied the government’s allegations and denied that they engaged in any wrongful conduct. On October 19, 2009, a lawsuit, filed in March 2004 by a private relator, in which the federal government subsequently intervened, was unsealed by the U.S. District Court for the District of New Hampshire. That same day, MPI and UDL announced that they had entered into a settlement agreement with the federal government, relevant states and the relator for approximately $121.0 million, resolving both the lawsuit and the U.S. Department of Justice investigation. A stipulation of dismissal with prejudice has been filed with the court. The resolution of the matter did not include any admission or finding of wrongdoing on the part of either MPI or UDL. The Company has recovered approximately $50 million of the settlement amount based on overpayments resulting from adjusted net sales during the relevant timeframe.

Dey is a defendant currently in lawsuits brought by the state AGs of Arizona, California, Florida, Illinois, Kansas, Kentucky, Pennsylvania and Wisconsin, as well as the city of New York and approximately 40 New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. Dey’s motion for partial summary judgment in that case is pending, as is the Government’s cross-motion. The Government has asserted that Dey is jointly liable with a codefendant, and seeks recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims. Certain of these cases may go to trial in 2010. Dey intends to defend each of these actions vigorously. The Company has approximately $113.1 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $113.1 million in other assets.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania and a lawsuit originally filed in Tennessee state court by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. These actions are in their preliminary stages, and motions to dismiss each of the Pennsylvania actions are pending. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

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

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. To date, an estimated 830 lawsuits have been filed against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. Certain of these cases may go to trial in 2010. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position and results of operations.

Pioglitazone

On February 21, 2006, a district court in the U.S. District Court for the Southern District of New York held that Mylan, MPI and UDL’s pioglitazone abbreviated new drug application (“ANDA”) product infringed a patent asserted against them by Takeda Pharmaceuticals North America, Inc. and Takeda Chemical Industries, Ltd. (“Takeda”) and that the patent was enforceable. That same court also held that Alphapharm Pty, Ltd and Genpharm ULC’s pioglitazone ANDA product infringed the Takeda patent and that the patent was valid. Subsequently, the district court granted Takeda’s motion to find the cases to be exceptional and to award attorneys fees and costs in the amounts of $11.4 million from Mylan and $5.4 million from Alphapharm/Genpharm, with interest, which amounts were paid in 2009. Mylan and Alphapharm/Genpharm both separately appealed the underlying patent validity and enforceability determinations and the exceptional case findings to the Court of Appeals for the Federal Circuit, but the findings were affirmed. Mylan’s and Alphapharm’s petitions to the U.S. Supreme Court were rejected on October 5, 2009.

EU Commission Proceedings

On or around July 3, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by Matrix and four other companies, each of which entered into agreements with Servier relating to the product perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. On August 5, 2009, Matrix and Generics [U.K.] Ltd. received requests for information from the EU Commission in connection with this matter, and both companies have responded. By letters dated February 17, 2010, the EU Commission served additional requests for information on Matrix and Mylan S.A.S. The companies intend to cooperate in connection with these requests.

In addition, the EU Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan S.A.S has responded to the questionnaires received in connection with the sector inquiry and has produced documents and other information in connection with the inquiry.

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry. The Company and Mylan S.A.S. received an additional request for information with the same case reference on December 18, 2009 and have responded to the questionnaire. Mylan is cooperating with the Commission in connection with the investigation. No statement of objections has been filed against Mylan in connection with the investigation.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the acquisition of the former Merck Generics business. While it is not feasible to predict the ultimate outcome of such other proceedings, the Company believes that the ultimate outcome of such other proceedings will not have a material adverse effect on its financial position or results of operations or cash flows.

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

In conducting the December 31, 2009 assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 124 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mylan Inc.:

We have audited the accompanying consolidated balance sheets of Mylan Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity and comprehensive earnings (loss), and cash flows for the years ended December 31, 2009 and 2008 and the nine-month period ended December 31, 2007. Our audits also included the consolidated financial statement schedule included in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 and the nine-month period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted the new authoritative guidance regarding convertible debt instruments that may be settled in cash or other assets upon conversion and the new authoritative accounting guidance regarding noncontrolling interests in consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, effective October 2, 2007, the Company changed its fiscal year to begin on January 1 and end on December 31.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 26, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mylan Inc.:

We have audited the internal control over financial reporting of Mylan Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2009 of the Company, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph relating to the adoption of the new authoritative guidance regarding convertible debt instruments that may be settled in cash or other assets upon conversion and the new authoritative guidance regarding noncontrolling interests in consolidated financial statements effective January 1, 2009.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 26, 2010

Mylan Inc.
Supplementary Financial Information

Quarterly Financial Data
(Unaudited, in thousands, except per share data)

Calendar Year Ended December 31, 2009

	Three-Month Period Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009(3)	2009(4)

Total revenues	$1,209,917	$1,266,977	$1,264,074	$1,351,817
Gross profit	525,733	527,767	504,980	515,992
Net earnings (loss)	109,074	95,671	(4,421)	47,424
Net earnings (loss) attributable to Mylan Inc. common shareholders	71,299	58,111	(40,021)	4,147
Earnings (loss) per share(1):
Basic	$0.23	$0.19	$(0.13)	$0.01
Diluted	$0.23	$0.19	$(0.13)	$0.01
Share prices(2):
High	$13.69	$14.60	$16.21	$19.04
Low	$9.86	$12.58	$12.10	$15.59

Calendar Year Ended December 31, 2008

	Three-Month Period Ended(7)
	March 31,	June 30,	September 30,	December 31,
	2008(5)	2008	2008(6)	2008

Total revenues	$1,074,461	$1,203,122	$1,656,848	$1,203,154
Gross profit	350,221	414,210	911,137	394,653
Net (loss) earnings	(413,933)	18,374	216,970	(21,518)
Net (loss) earnings attributable to Mylan Inc. common shareholders	(446,609)	(16,313)	182,362	(54,551)
(Loss) earnings per share(1):
Basic	$(1.47)	$(0.05)	$0.60	$(0.18)
Diluted	$(1.47)	$(0.05)	$0.47	$(0.18)
Share prices(2) :
High	$15.40	$13.35	$14.02	$11.28
Low	$10.33	$11.40	$10.85	$5.77

(1)	The sum of earnings (loss) per share for the quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding and the effect of the if-converted method related to our outstanding mandatorily convertible preferred stock.

(2)	Closing prices for all dates prior to December 29, 2008 are as reported on the New York Stock Exchange. Closing prices for all dates subsequent to December 29, 2008 are as reported on The NASDAQ Stock Market.

(3)	The results for the three months ended September 30, 2009 include a $121.0 million charge related to litigation settlements.

(4)	The results for the three months ended December 31, 2009 include $114.2 million of net charges related to litigation.

(5)	The results for the three months ended March 31, 2008 include a $385.0 million goodwill impairment charge.

(6)	The results for the three months ended September 30, 2008 include $455.0 million of revenue and gross profit related to the sale of the Bystolic product rights.

(7)	The results are as adjusted for the adoption of accounting updates to the FASB Codification related to convertible debt instruments and noncontrolling interests.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is on page 122. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is on page 124.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this item will be set forth under the captions “Item I — Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer and Corporate Controller. This Code of Ethics is posted on the Company’s Internet website at www.mylan.com. The Company intends to post any amendments to or waivers from the Code of Ethics on that website.

ITEM 11.	Executive Compensation

The information required by Item 11 will be set forth under the caption “Executive Compensation” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 will be set forth under the captions “Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Pre-Approval Policy” in our 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements

The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.

2.	Financial Statement Schedules

MYLAN INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Additions
		(Deductions)	(Deductions)
		Charged to	Charged to
	Beginning	Costs and	Other		Ending
Description	Balance	Expenses	Accounts	Deductions	Balance

Allowance for doubtful accounts:
Calendar year ended December 31, 2009	$26,893	$1,749	$(5,588)	$(547)	$22,507
Calendar year ended December 31, 2008	$38,088	$(2,355)	$(2,502)	$(6,338)	$26,893
Nine months ended December 31, 2007	$15,149	$9,959	$13,255	$(275)	$38,088
Valuation allowance for deferred tax assets:
Calendar year ended December 31, 2009	$110,194	$55,889	$—	$—	$166,083
Calendar year ended December 31, 2008	$76,100	$53,421	$(16,285)	$(3,042)	$110,194
Nine months ended December 31, 2007	$18,355	$33,545	$24,200 *	$—	$76,100

*	Allowance recorded as part of the former Merck Generics business acquisition.

3.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
3.2	Bylaws of the registrant, as amended to date, filed as Exhibit 3.2 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.

4.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
4.3	Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.4	Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.1	1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference.*
10.2	1997 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.*
10.3	1992 Nonemployee Director Stock Option Plan, as amended to date, filed as Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.*
10.4(a)	Amended and Restated 2003 Long-Term Incentive Plan, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.*
10.4(b)	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(b) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*
10.4(c)	Form of Restricted Share Award under the 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(c) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*
10.4(d)	Amendment No. 1 to the Amended and Restated 2003 Long-Term Incentive Plan, dated as of December 17, 2008, filed as Exhibit 10.4(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.5	Mylan Inc. Severance Plan, amended as of August, 2009, filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.6	3.75% Cash Convertible Notes due 2015 Purchase Agreement dated September 9, 2008, among the registrant and the initial purchaser named therein, filed as Exhibit 1.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.7(a)	Confirmation of OTC Convertible Note Hedge Transaction dated September 9, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.7(b)	Confirmation of OTC Convertible Note Hedge Transaction, amended as of November 25, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.7(b) to the Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

10.8	Confirmation of OTC Convertible Note Hedge Transaction dated September 9, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.9	Confirmation of OTC Warrant Transaction dated September 9, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.3 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.10	Confirmation of OTC Warrant Transaction dated September 9, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.11	Amendment to Confirmation of OTC Warrant Transaction dated September 15, 2008 among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.5 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.12	Amendment to Confirmation of OTC Warrant Transaction dated September 15, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.13	Amendment to Confirmation of OTC Warrant Transaction dated as of September 9, 2008 among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.7 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.14	Amendment to Confirmation of OTC Warrant Transaction dated as of September 9, 2008 among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.8 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.15	Calculation Agent Agreement dated September 9, 2008, among the registrant, Wells Fargo Bank, National Association and Goldman Sachs International, filed as Exhibit 10.9 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.16(a)	Amended and Restated Executive Employment Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.16(b)	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.16(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.17(a)	Executive Employment Agreement dated as of July 1, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.27 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*
10.17(b)	Amendment No. 1 to Executive Employment Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski filed as Exhibit 10.6(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.17(c)	Amendment No. 2 to Executive Employment Agreement dated as of March 12, 2008, by and between registrant and Edward J. Borkowski filed as Exhibit 99.1 to the Report on Form 8-K filed with the SEC on March 12, 2008, and incorporated herein by reference.*
10.17(d)	Amendment No. 3 to Executive Employment Agreement dated as of December 22, 2008, by and between registrant and Edward J. Borkowski, filed as Exhibit 17(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.18(a)	Executive Employment Agreement, dated as of January 31, 2007, between the registrant and Heather Bresch filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.18(b)	Amendment No. 1 to Executive Employment Agreement dated as of October 2, 2007, by and between the registrant and Heather Bresch filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.18(c)	Amendment No. 2 to Executive Employment Agreement dated as of December 22, 2008, by and between the registrant and Heather Bresch, filed as Exhibit 10.18(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.18(d)	Amendment No. 3 to Executive Employment Agreement dated as of August 31, 2009, by and between the registrant and Heather Bresch, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.19(a)	Executive Employment Agreement, dated as of January 31, 2007, between the registrant and Rajiv Malik filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.19(b)	Amendment No. 1 to Executive Employment Agreement dated as of October 2, 2007, by and between the registrant and Rajiv Malik filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.19(c)	Amendment No. 2 to Executive Employment Agreement dated as of December 22, 2008, by and between the registrant and Rajiv Malik, filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.19(d)	Amendment No. 3 to Executive Employment Agreement dated as of August 31, 2009, by and between the registrant and Rajiv Malik, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.20(a)	Executive Employment Agreement, dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr.*
10.20(b)	Amendment No. 1 to Executive Employment Agreement, dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr.*
10.21(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Robert J. Coury filed as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.21(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.11(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.21(c)	Amendment No. 2 to Retirement Benefit Agreement dated as of December 22, 2008, between the registrant and Robert J. Coury. filed as Exhibit 10.21(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.22(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.8 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.22(b)	Amendment No. 1 to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski filed as Exhibit 10.12(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.22(c)	Amendment No. 2 to Retirement Benefit Agreement dated as of December 22, 2008, between the registrant and Edward J. Borkowski, filed as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.23	Retirement Benefit Agreement dated as of August 31, 2009, by and between the registrant and Heather Bresch filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.24	Retirement Benefit Agreement dated as of August 31, 2009, by and between the registrant and Rajiv Malik filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.25	Retirement Benefit Agreement dated January 27, 1995, between the registrant and C.B. Todd, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*
10.26	Split Dollar Life Insurance Arrangement between the registrant and the Milan Puskar Irrevocable Trust filed as Exhibit 10(h) to Form 10-K for the fiscal year ended March 31, 1996, and incorporated herein by reference.*
10.27(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Robert J. Coury, filed as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*

10.27(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.27(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.27(d)	Amendment No. 3 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.25(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.28(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Edward J. Borkowski, filed as Exhibit 10.20 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10.28(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Edward J. Borkowski, filed as Exhibit 10.2 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.28(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Edward J. Borkowski filed as Exhibit 10.20(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.28(d)	Amendment No. 3 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Edward J. Borkowski, filed as Exhibit 10.26(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.29(a)	Amended and Restated Transition and Succession Agreement dated as of October 2, 2007, between the registrant and Heather Bresch, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.29(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Heather Bresch, filed as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.30(a)	Transition and Succession Agreement dated as of January 31, 2007, between the registrant and Rajiv Malik, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.30(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Rajiv Malik, filed as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.31(a)	Transition and Succession Agreement dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr.*
10.31(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr.*
10.31(c)	Amendment No. 2 to Transition and Succession Agreement dated as of October 15, 2009, between the registrant and Daniel C. Rizzo, Jr.*
10.32	Executives’ Retirement Savings Plan, filed as Exhibit 10.14 to Form 10-K for the fiscal year ended March 31, 2001, and incorporated herein by reference.*
10.33	Supplemental Health Insurance Program For Certain Officers of the registrant, effective December 15, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.*
10.34	Form of Indemnification Agreement between the registrant and each Director, filed as Exhibit 10.31 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*
10.35	Description of the registrant’s Director Compensation Arrangements, filed as Exhibit 10.32 to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.36	Agreement Regarding Consulting Services and Shareholders Agreement dated as of December 31, 2007 by and among the registrant, MP Laboratories (Mauritius) Ltd, Prasad Nimmagadda, Globex and G2 Corporate Services Limited, filed as Exhibit 10.26 to Form 10-KT/A for the period ended December 31, 2007, and incorporated herein by reference.

10.37(a)	Share Purchase Agreement dated May 12, 2007 by and among Merck Generics Holding GmbH, Merck Internationale Beteiligung GmbH, Merck KGaA and the registrant, filed with the Report on Form 8-K filed with the SEC on May 17, 2007, and incorporated herein by reference.
10.37(b)	Amendment No. 1 to Share Purchase Agreement by and among the registrant and Merck Generics Holding GmbH, Merck S.A. Merck Internationale Beteiligung GmbH and Merck KGaA, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
10.38	Amended and Restated Credit Agreement dated as of December 20, 2007 by and among the registrant, Mylan Luxembourg 5 S.à.r.l., certain lenders and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 27, 2007, and incorporated herein by reference.
10.39	Separation Agreement and Release dated February 20, 2009, by and between the registrant and Edward J. Borkowski, filed as Exhibit 10.36 to the Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.40	Executive Employment Agreement dated as of June 1, 2009, by and between the registrant and Jolene Varney, filed as Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.*
10.41	Transition and Succession Agreement dated as of June 1, 2009, by and between the registrant and Jolene Varney, filed as Exhibit 10.2 to the Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.*
10.42	Agreement dated as of September 22, 2009, by and between the registrant and Milan Puskar, filed as Exhibit 10.5 to the Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.*
10.43	Mylan 401(k) Restoration Plan, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 11, 2009, and incorporated herein by reference.*
10.44	Mylan Executive Income Deferral Plan, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on December 11, 2009, and incorporated herein by reference.*
21	Subsidiaries of the registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2010.

    Mylan Inc.

by	/s/ ROBERT J. COURY
Robert J. Coury
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2010.

Signature	Title

/s/ ROBERT J. COURY Robert J. Coury	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ HEATHER BRESCH Heather Bresch	President

/s/ DANIEL C. RIZZO, JR. Daniel C. Rizzo, Jr.	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Financial and Accounting Officer)

/s/ ROD PIATT Rod Piatt	Vice Chairman and Director

/s/ WENDY CAMERON Wendy Cameron	Director

/s/ NEIL DIMICK Neil Dimick	Director

/s/ DOUGLAS J. LEECH Douglas J. Leech	Director

/s/ JOSEPH C. MAROON, M.D. Joseph C. Maroon, M.D.	Director

/s/ MARK W. PARRISH Mark W. Parrish	Director

/s/ C.B. TODD C.B. Todd	Director

/s/ R.L. VANDERVEEN, PH.D., R. PH. R.L. Vanderveen, Ph.D., R.Ph.	Director

EXHIBIT INDEX

10	.20(a)	Executive Employment Agreement, dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr.*
10	.20(b)	Amendment No. 1 to Executive Employment Agreement, dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr.*
10	.31(a)	Transition and Succession Agreement dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr.*
10	.31(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr.*
10	.31(c)	Amendment No. 2 to Transition and Succession Agreement dated as of October 15, 2009, between the registrant and Daniel C. Rizzo, Jr.*
21		Subsidiaries of the registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.