Form 10-Q
period 2010-03-31
MYLAN INC.
filed 2010-04-30
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	April 28, 2010
$0.50 par value	308,845,049

*	The registrant has not yet been phased into the interactive data requirements.

MYLAN INC. AND SUBSIDIARIES

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2009
	(Unaudited; in thousands, except per share amounts)

Revenues:
Net revenues	$1,278,105	$1,168,362
Other revenues	14,269	41,555

Total revenues	1,292,374	1,209,917
Cost of sales	776,076	684,184

Gross profit	516,298	525,733

Operating expenses:
Research and development	61,296	58,836
Selling, general and administrative	255,761	241,673
Litigation settlements, net	734	(2,117)

Total operating expenses	317,791	298,392

Earnings from operations	198,507	227,341
Interest expense	74,047	85,002
Other income, net	1,069	4,189

Earnings before income taxes and noncontrolling interest	125,529	146,528
Income tax provision	31,259	37,454

Net earnings	94,270	109,074
Net loss (earnings) attributable to the noncontrolling interest	1,587	(3,016)

Net earnings attributable to Mylan Inc. before preferred dividends	95,857	106,058
Preferred dividends	34,759	34,759

Net earnings attributable to Mylan Inc. common shareholders	$61,098	$71,299

Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.20	$0.23

Diluted	$0.20	$0.23

Weighted average common shares outstanding:
Basic	306,996	304,578

Diluted	311,948	458,049

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited; in thousands,
	except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$522,443	$380,516
Restricted cash	47,847	47,965
Marketable securities	28,987	27,559
Accounts receivable, net	1,197,485	1,234,634
Inventories	1,158,412	1,114,219
Deferred income tax benefit	247,688	248,917
Prepaid expenses and other current assets	151,748	231,576

Total current assets	3,354,610	3,285,386
Property, plant and equipment, net	1,111,046	1,122,648
Intangible assets, net	2,286,615	2,384,848
Goodwill	3,288,993	3,331,247
Deferred income tax benefit	37,629	36,610
Other assets	743,615	640,995

Total assets	$10,822,508	$10,801,734

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$549,016	$518,252
Short-term borrowings	144,787	184,352
Income taxes payable	101,319	69,122
Current portion of long-term debt and other long-term obligations	9,145	9,522
Deferred income tax liability	1,346	1,986
Other current liabilities	834,287	934,913

Total current liabilities	1,639,900	1,718,147
Long-term debt	5,058,200	4,984,987
Other long-term obligations	480,749	485,905
Deferred income tax liability	465,181	467,497

Total liabilities	7,644,030	7,656,536

Equity
Mylan Inc. shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000
Shares issued: 2,139,000	1,070	1,070
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 398,438,024 and 396,683,892 as of
March 31, 2010 and December 31, 2009	199,219	198,342
Additional paid-in capital	3,858,896	3,834,674
Retained earnings	721,229	660,130
Accumulated other comprehensive (loss) earnings	(43,195)	11,807

	4,737,219	4,706,023
Noncontrolling interest	11,732	14,052
Less: treasury stock — at cost
Shares: 89,952,788 and 90,199,152 as of March 31, 2010 and December 31, 2009	1,570,473	1,574,877

Total equity	3,178,478	3,145,198

Total liabilities and equity	$10,822,508	$10,801,734

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(Unaudited; in thousands)

Cash flows from operating activities:
Net earnings	$94,270	$109,074
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	102,466	94,637
Stock-based compensation expense	7,250	8,405
Net earnings from equity method investees	—	(771)
Change in estimated sales allowances	11	11,507
Deferred income tax benefit	(78,363)	(23,469)
Other non-cash items	22,986	29,146
Litigation settlements, net	734	(2,117)
Changes in operating assets and liabilities:
Accounts receivable	3,729	42,188
Inventories	(57,432)	18,680
Trade accounts payable	48,805	(28,697)
Income taxes	195,914	(34,117)
Deferred revenue	(1,792)	(29,616)
Other operating assets and liabilities, net	(97,905)	(68,524)

Net cash provided by operating activities	240,673	126,326

Cash flows from investing activities:
Capital expenditures	(20,158)	(31,094)
Change in restricted cash	(118)	288
Purchase of marketable securities	(1,990)	—
Proceeds from sale of marketable securities	—	2,290
Other items, net	(5,484)	(1,085)

Net cash used in investing activities	(27,750)	(29,601)

Cash flows from financing activities:
Cash dividends paid	(34,759)	(34,759)
Change in short-term borrowings, net	(46,232)	(6,968)
Payment of long-term debt	(778)	(151,552)
Proceeds from exercise of stock options	24,967	509
Other items, net	—	846

Net cash used in financing activities	(56,802)	(191,924)

Effect on cash of changes in exchange rates	(14,194)	(8,886)

Net increase (decrease) in cash and cash equivalents	141,927	(104,085)
Cash and cash equivalents — beginning of period	380,516	557,147

Cash and cash equivalents — end of period	$522,443	$453,062

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2009.

The interim results of operations for the three months ended March 31, 2010 and the interim cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computes its provision for income taxes in the first three quarters of the year using an estimated effective tax rate for the full year. The estimated annual effective tax rate for 2010 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2010 U.S. tax liabilities. The Company did not claim foreign tax credits against its 2009 U.S. tax liabilities.

2.	Revenue Recognition and Accounts Receivable

Mylan recognizes revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs, are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2010. Such allowances were $624.5 million and $607.9 million at March 31, 2010 and December 31, 2009. Other current liabilities include $221.6 million and $238.2 million at March 31, 2010 and December 31, 2009, for certain rebates and other adjustments that are paid to indirect customers.

3.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance for multiple-deliverable arrangements. The amended guidance requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

4.	Acquisition of the Remaining Interest in Matrix Laboratories Limited

On March 26, 2009, the Company announced plans to buy the remaining public interest in Matrix Laboratories Limited (“Matrix”) from its minority shareholders pursuant to a voluntary delisting offer. At the time, the Company owned approximately 71.2% of Matrix through a wholly-owned subsidiary and controlled more than 76% of its voting rights. During the calendar year ended December 31, 2009, the Company completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix, bringing both the Company’s total ownership and control to over 96%. During the three months ended March 31, 2010, Mylan completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix, for cash of approximately $5.1 million, bringing both the Company’s total ownership and control to approximately 97%.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Stock-Based Incentive Plan

Mylan’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 37,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. In the 2003 Plan, no more than 8,000,000 shares may be issued as restricted shares, restricted units, performance shares and other stock-based awards.

Upon approval of the 2003 Plan, no further grants of stock options have been made under any other plan. However, there are stock options outstanding from frozen or expired plans and other plans assumed through acquisitions.

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at December 31, 2009	26,268,678	$15.22
Options granted	1,638,031	21.00
Options exercised	(1,760,474)	14.26
Options forfeited	(467,397)	14.37

Outstanding at March 31, 2010	25,678,838	$15.67

Vested and expected to vest at March 31, 2010	24,479,974	$15.70

Options exercisable at March 31, 2010	17,038,023	$15.82

As of March 31, 2010, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.01 years, 5.89 years and 4.59 years, respectively. Also at March 31, 2010, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $181.0 million, $172.0 million and $117.6 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of March 31, 2010 and the changes during the three-month period ended March 31, 2010, are presented below:

	Number of	Weighted Average
	Restricted	Grant-Date
	Stock Awards	Fair Value per Share

Nonvested at December 31, 2009	2,464,600	$12.78
Granted	732,389	21.13
Released	(346,300)	11.88
Forfeited	(90,644)	12.00

Nonvested at March 31, 2010	2,760,045	$15.14

As of March 31, 2010, the Company had $52.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.90 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the three months ended March 31, 2010 and March 31, 2009 was $19.9 million and $5.5 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Balance Sheet Components

Selected balance sheet components consist of the following:

	March 31, 2010	December 31, 2009
	(In thousands)

Inventories:
Raw materials	$295,612	$287,128
Work in process	197,527	198,280
Finished goods	665,273	628,811

	$1,158,412	$1,114,219

Property, plant and equipment:
Land and improvements	$69,614	$69,614
Buildings and improvements	632,035	625,303
Machinery and equipment	1,180,579	1,145,464
Construction in progress	94,307	118,410

	1,976,535	1,958,791
Less accumulated depreciation	865,489	836,143

	$1,111,046	$1,122,648

Other current liabilities:
Payroll and employee benefit plan accruals	$153,295	$188,743
Accrued rebates	221,614	238,161
Fair value of financial instruments	65,350	66,420
Legal and professional accruals, including litigation reserves	230,422	218,813
Other	163,606	222,776

	$834,287	$934,913

7.	Earnings per Common Share attributable to Mylan Inc.

Basic earnings per common share is computed by dividing net earnings attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutable securities or instruments, if the impact is dilutive.

With respect to the Company’s convertible preferred stock, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock is convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock, subject to anti-dilution adjustments, depending on the average stock price of the Company’s common stock over the 20 trading-day period ending on the third trading day prior to conversion. For the three months ended March 31, 2010, the if-converted method is anti-dilutive; therefore, the preferred stock conversion is excluded from the computation of diluted earnings per share. For the three months ended March 31, 2009, the preferred stock conversion is dilutive; therefore, under the provisions of the if-converted method, it is included in the denominator of the computation of diluted earnings per share, and the preferred share dividend is added back to the numerator.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)

Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. before preferred dividends	$95,857	$106,058
Less: Preferred dividends	34,759	34,759

Net earnings attributable to Mylan Inc. common shareholders	$61,098	$71,299

Shares (denominator):
Weighted average shares outstanding	306,996	304,578

Basic earnings per common share attributable to Mylan Inc.	$0.20	$0.23

Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$61,098	$71,299
Add: Preferred dividends	—	34,759

Earnings attributable to Mylan Inc. common shareholders and assumed conversions	$61,098	$106,058

Shares (denominator):
Weighted average shares outstanding	306,996	304,578
Stock-based awards	4,952	685
Preferred stock conversion	—	152,786

Total dilutive shares outstanding	311,948	458,049

Diluted earnings per common share attributable to Mylan Inc.	$0.20	$0.23

Additional stock options or restricted stock awards representing 4.1 million and 21.6 million shares were outstanding for the three months ended March 31, 2010 and 2009, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

During the three months ended March 31, 2010, the Company paid dividends of $34.8 million on the preferred stock. On April 15, 2010, the Company announced that a quarterly dividend of $16.25 per share was declared (based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share) payable on May 17, 2010, to the holders of preferred stock of record as of May 1, 2010.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2009 to March 31, 2010 is as follows:

	Generics Segment	Specialty Segment	Total
	(In thousands)

Goodwill	$3,009,740	$706,507	$3,716,247
Accumulated impairment losses(1)	—	(385,000)	(385,000)

Balance at December 31, 2009	$3,009,740	$321,507	$3,331,247
Foreign currency translation	(42,254)	—	(42,254)

Balance at March 31, 2010:	$2,967,486	$321,507	$3,288,993

(1)	Represents the only impairment charge recognized by the Company under the currently effective accounting guidance.

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
			(Dollars in thousands)

March 31, 2010
Amortized intangible assets:
Patents and technologies	20	$122,926	$79,323	$43,603
Product rights and licenses	10	2,876,037	716,059	2,159,978
Other(1)	8	170,666	87,632	83,034

		$3,169,629	$883,014	$2,286,615

December 31, 2009
Amortized intangible assets:
Patents and technologies	20	$122,926	$77,717	$45,209
Product rights and licenses	10	2,902,045	657,050	2,244,995
Other(1)	8	170,426	75,782	94,644

		$3,195,397	$810,549	$2,384,848

(1)	Other intangibles consist principally of customer lists and contracts.

Amortization expense, which is classified within cost of sales on the Company’s Condensed Consolidated Statements of Operations, for the three months ended March 31, 2010 and 2009 was $70.3 million and $64.9 million, and is expected to be $206.3 million for the remainder of 2010, and $269.7 million, $263.1 million, $257.5 million and $249.8 million for the years ended December 31, 2011 through 2014, respectively.

9.	Financial Instruments and Risk Management

Financial Risks

The Company is exposed to certain financial risks relating to its ongoing business operations. The primary financial risks that are managed by using derivative instruments are foreign currency risk, interest rate risk and equity risk.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In order to manage foreign currency risk, Mylan enters into foreign exchange forward contracts to mitigate risk associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities. The foreign exchange forward contracts are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any gains or losses on the foreign exchange forward contracts are recognized in earnings in the period incurred in the Condensed Consolidated Statements of Operations.

During the current quarter, the Company executed a series of forward contracts to hedge foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency risk and are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through accumulated other comprehensive earnings (loss) (“AOCE”), depending on the nature and effectiveness of the offset.

As of March 31, 2010 and December 31, 2009, the Company had €679.2 million of borrowings under the Senior Credit Agreement that are designated as a hedge of its net investment in certain Euro-functional currency subsidiaries to manage foreign currency risk. The U.S. dollar equivalent of such amount was $920.0 million at March 31, 2010 and $978.1 million at December 31, 2009. Borrowings designated as hedges of net investments are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation adjustment component of AOCE on the Condensed Consolidated Balance Sheet until the sale or substantial liquidation of the underlying net investments.

The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s floating-rate debt. These interest rate swaps are designated as cash flow hedges. The Company’s interest rate swaps fix the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans and Euro Tranche B Term Loans under the Senior Credit Agreement. Derivative contracts designated as hedges to manage interest rate risk are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a hedging relationship is recognized immediately in earnings in the Condensed Consolidated Statements of Operations. As of March 31, 2010 and December 31, 2009, the total notional amount of the Company’s floating-rate debt interest rate swaps was $2.3 billion.

Certain derivative contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features which would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at March 31, 2010 is $62.2 million. The Company is not subject to any obligations to post collateral under derivative contracts.

The Company’s most significant credit exposure arises from the convertible note hedge on its Cash Convertible Notes. At March 31, 2010, the convertible note hedge had a total fair value of $531.7 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Derivatives Designated as Hedging Instruments
Fair Values of Derivative Instruments

	Asset Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$7,402	Prepaid expenses and other current assets	$—

Total		$7,402		$—

	Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Interest rate swaps	Other current liabilities	$62,204	Other current liabilities	$62,607
Foreign currency borrowings	Long-term debt	919,961	Long-term debt	978,059

Total		$982,165		$1,040,666

Derivatives Not Designated as Hedging Instruments
Fair Values of Derivative Instruments

	Asset Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$4,219	Prepaid expenses and other current assets	$8,793
Purchased cash convertible note hedge	Other assets	531,700	Other assets	410,600

Total		$535,919		$419,393

	Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Other current liabilities	$3,146	Other current liabilities	$5,694
Cash conversion feature of Cash Convertible Notes	Long-term debt	531,700	Long-term debt	410,600

Total		$534,846		$416,294

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain
	or (Loss) Recognized
	in AOCE (Net of Tax)
	on Derivative (Effective Portion)
	Three Months Ended March 31,
	2010	2009
(In thousands)

Foreign currency forward contracts	$4,886	$—
Interest rate swaps	4,012	10

Total	$8,898	$10

	Location of Gain or	Amount of Gain
	(Loss) Reclassified	or (Loss) Reclassified
	from AOCE	from AOCE into Earnings (Effective Portion)
	into Earnings	Three Months Ended March 31,
	(Effective Portion)	2010	2009
(In thousands)

Foreign currency forward contracts	Other income, net	$—	$—
Interest rate swaps	Interest expense	(16,087)	(9,180)

Total		$(16,087)	$(9,180)

There was no gain or loss recognized into earnings on derivatives with cash flow hedging relationships for ineffectiveness during the three months ended March 31, 2010 or 2009.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
Derivatives in Net Investment Hedging Relationships

	Amount of Gain
	or (Loss) Recognized
	in AOCE (Net of Tax)
	on Derivative
	(Effective Portion)
	Three Months Ended March 31,
	2010	2009
(In thousands)

Foreign currency borrowings	$35,664	$(33,295)

Total	$35,664	$(33,295)

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the three months ended March 31, 2010 or 2009.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss)
	Location of Gain or	Recognized
	(Loss) Recognized in	in Earnings on Derivatives
	Earnings on	Three Months Ended March 31,
	Derivatives	2010	2009
(In thousands)

Foreign currency forward contracts	Other income, net	$(14,941)	$7,920
Cash conversion feature of Cash Convertible Notes	Other income, net	(121,100)	(78,350)
Purchased cash convertible note hedge	Other income, net	121,100	78,350

Total		$(14,941)	$7,920

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)

Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$1,549	$—	$—	$1,549

Total trading securities	1,549	—	—	1,549

Available-for-sale fixed income investments:
U.S. Treasuries	—	12,257	—	12,257
Corporate bonds	—	3,830	—	3,830
Commercial mortgage-backed securities	—	2,655	—	2,655
Agency mortgage-backed securities	—	2,434	—	2,434
Collateralized mortgage obligation	—	2,861	—	2,861
Other	—	2,492	—	2,492

Total available-for-sale fixed income investments	—	26,529	—	26,529

Available-for-sale equity securities:
Biosciences industry	909	—	—	909

Total available-for-sale equity securities	909	—	—	909

Foreign exchange derivative assets	—	11,621	—	11,621
Purchased cash convertible note hedge	—	531,700	—	531,700

Total assets at fair value(1)	$2,458	$569,850	$—	$572,308

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$3,146	$—	$3,146
Interest rate swap derivative liabilities	—	62,204	—	62,204
Cash conversion feature of cash convertible notes	—	531,700	—	531,700

Total liabilities at fair value(1)	$—	$597,050	$—	$597,050

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)

Financial Assets:
Available-for-sale fixed income investments	$—	$26,485	$—	$26,485
Available-for-sale equity securities	1,074	—	—	1,074
Foreign exchange derivative assets	—	8,793	—	8,793
Purchased cash convertible note hedge	—	410,600	—	410,600

Total assets at fair value(1)	$1,074	$445,878	$—	$446,952

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$5,694	$—	$5,694
Interest rate swap derivative liabilities	—	62,607	—	62,607
Cash conversion feature of cash convertible notes	—	410,600	—	410,600

Total liabilities at fair value(1)	$—	$478,901	$—	$478,901

(1)	The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Trading securities — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2010, that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2010 that would reduce the receivable amount owed, if any, to the Company.

•	Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2010, that would reduce the receivable amount owed, if any, to the Company.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Long-Term Debt

A summary of long-term debt is as follows:

	March 31, 2010	December 31, 2009
	(In thousands)

U.S. Tranche A Term Loans(A)	$156,250	$156,250
Euro Tranche A Term Loans(A)	237,312	252,299
U.S. Tranche B Term Loans(A)	2,453,760	2,453,760
Euro Tranche B Term Loans(A)	682,649	725,760
Senior Convertible Notes(B)	545,102	538,693
Cash Convertible Notes(C)	972,849	847,136
Other	17,177	17,437

	5,065,099	4,991,335
Less: Current portion	6,899	6,348

Total long-term debt	$5,058,200	$4,984,987

(A)	All 2010 and 2011 payments due under the Senior Credit Agreement were prepaid during 2009.

(B)	At March 31, 2010, the $545.1 million of debt is net of a $54.9 million discount. At December 31, 2009, the $538.7 million of debt is net of a $61.3 million discount.

(C)	At March 31, 2010, the $972.8 million consists of $441.1 million of debt ($575.0 million face amount, net of $133.9 million discount) and the bifurcated conversion feature with a fair value of $531.7 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheet at March 31, 2010. The purchased call options are assets recorded at their fair value of $531.7 million within other assets in the Condensed Consolidated Balance Sheet at March 31, 2010. At December 31, 2009, the $847.1 million consisted of $436.5 million of debt ($575.0 million face amount, net of $138.5 million discount) and the bifurcated conversion feature with a fair value of $410.6 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheet. The purchased call options are assets recorded at their fair value of $410.6 million within other assets in the Condensed Consolidated Balance Sheet at December 31, 2009.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Details of the interest rates in effect at March 31, 2010 and December 31, 2009, on the outstanding borrowings under the Term Loans are in the table below:

	March 31, 2010
	Outstanding	Basis	Rate
	(Dollars in thousands)

U.S. Tranche A Term Loans	$156,250	LIBOR + 2.75%	3.00%
Euro Tranche A Term Loans	$237,312	EURIBO + 2.75%	3.15%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010 (1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2012(1)	500,000	Fixed	5.38%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	453,760	LIBOR + 3.25%	3.50%

Total U.S. Tranche B Term Loans	$2,453,760
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$270,892	Fixed	5.38%
Floating Rate	411,757	EURIBO + 3.25%	3.65%

Total Euro Tranche B Term Loans	$682,649

	December 31, 2009
	Outstanding	Basis	Rate
	(Dollars in thousands)

U.S. Tranche A Term Loans	$156,250	LIBOR + 2.75%	3.00%
Euro Tranche A Term Loans	$252,299	EURIBO + 2.75%	3.19%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010(1)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	453,760	LIBOR + 3.25%	3.50%

Total U.S. Tranche B Term Loans	$2,453,760
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$288,000	Fixed	5.38%
Floating Rate	437,760	EURIBO + 3.25%	3.83%

Total Euro Tranche B Term Loans	$725,760

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement

(2)	This interest rate swap has been extended to December 2012 at a rate of 6.60%, effective January 2011

At March 31, 2010 and December 31, 2009, the fair value of the Senior Convertible Notes was approximately $664.9 million and $612.8 million. At March 31, 2010 and December 31, 2009, the fair value of the Cash Convertible Notes was approximately $1.04 billion and $879.8 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at March 31, 2010, excluding the discounts and conversion features, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
	(In thousands)

2010	$—	$—	$—	$—	$—	$—	$—
2011	—	—	—	—	—	—	—
2012	78,125	118,656	25,560	7,111	600,000	—	829,452
2013	78,125	118,656	25,560	7,111	—	—	229,452
2014	—	—	2,402,640	668,427	—	—	3,071,067
2015	—	—	—	—	—	575,000	575,000

Total	$156,250	$237,312	$2,453,760	$682,649	$600,000	$575,000	$4,704,971

11.	Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of the following:

	Three Months Ended March 31,
	2010		2009
	(In thousands)

Net earnings		$94,270		$109,074
Other comprehensive earnings (loss), net of tax:
Foreign currency translation adjustments		(69,643)		(218,929)
Change in unrecognized gains and prior service cost related to post-retirement plans		5,529		(60)
Net unrecognized gain on derivatives		8,898		10
Unrealized gains on available-for-sale securities
Net unrealized gains on available-for-sale securities	213		152
Less: Reclassification for gains included in net earnings	1	214	115	267

Total other comprehensive loss, net of tax:		(55,002)		(218,712)

Comprehensive earnings (loss)		39,268		(109,638)
Comprehensive loss (earnings) attributable to the noncontrolling interest		1,587		(2,903)

Comprehensive earnings (loss) attributable to Mylan Inc.		$40,855		$(112,541)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accumulated other comprehensive (loss) earnings, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	March 31, 2010	December 31, 2009
	(In thousands)

Net unrealized gain on available-for-sale securities, net of tax	$1,089	$875
Net unrecognized losses and prior service cost related to post-retirement plans, net of tax	(1,984)	(7,513)
Net unrecognized losses on derivatives, net of tax	(30,383)	(39,281)
Foreign currency translation adjustment	(11,917)	57,726

Accumulated other comprehensive (loss) earnings	$(43,195)	$11,807

12.	Shareholders’ Equity

A summary of the change in shareholders’ equity for the three months ended March 31, 2010 and 2009 is as follows:

	Total Mylan Inc.	Noncontrolling
	Shareholders’ Equity	Interest	Total
	(In thousands)

December 31, 2009	$3,131,146	$14,052	$3,145,198
Net income (loss)	95,857	(1,587)	94,270
Other comprehensive loss	(55,002)	—	(55,002)
Dividends paid on preferred stock	(34,759)	—	(34,759)
Stock option activity	24,967	—	24,967
Stock compensation expense	7,250	—	7,250
Purchase of subsidiary shares from noncontrolling interest	(4,454)	(623)	(5,077)
Other	1,741	(110)	1,631

March 31, 2010	$3,166,746	$11,732	$3,178,478

December 31, 2008	$2,757,733	$29,108	$2,786,841
Net income	106,058	3,016	109,074
Other comprehensive loss	(218,599)	(113)	(218,712)
Dividends paid on preferred stock	(34,759)	—	(34,759)
Stock option activity	509	—	509
Stock compensation expense	8,405	—	8,405
Other	(1,569)	(561)	(2,130)

March 31, 2009	$2,617,778	$31,450	$2,649,228

13.	Segment Information

Mylan previously had three reportable segments, “Generics”, “Specialty” and “Matrix.” The Matrix Segment consisted of Matrix, which was previously a publicly traded company in India, in which Mylan held a 71.2% ownership stake. Following the acquisition of additional interests in Matrix and its related delisting from the Indian stock exchanges, Mylan has two reportable segments, “Generics” and “Specialty.” Mylan changed its segment disclosure to align with how the business is being managed after those changes. The former Matrix Segment is included within the Generics Segment. Information for earlier periods has been recast.

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

The Company’s chief operating decision maker evaluates the performance of its reportable segments based on total revenues and segment profitability. For the Generics and Specialty Segments, segment profitability represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses. Certain general and administrative and research and development expenses not allocated to the segments, as well as reserves for litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets, and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability reviewed by the Company’s chief operating decision maker. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Intersegment revenues are accounted for at current market values.

The table below presents segment information for the periods identified and provides a reconciliation of segment information to total consolidated information.

	Generics	Specialty	Corporate /
	Segment	Segment	Other(1)	Consolidated
	(In thousands)

Three Months Ended March 31, 2010
Total revenues
Third party	$1,207,862	$84,512	$—	$1,292,374
Intersegment	30,419	16,514	(46,933)	—

Total	$1,238,281	$101,026	$(46,933)	$1,292,374
Segment profitability	$325,334	$19,804	$(146,631)	$198,507

Three Months Ended March 31, 2009
Total revenues
Third party	$1,130,521	$79,396	$—	$1,209,917
Intersegment	16,424	4,330	(20,754)	—

Total	$1,146,945	$83,726	$(20,754)	$1,209,917
Segment profitability	$377,483	$1,900	$(152,042)	$227,341

(1)	Includes certain corporate general and administrative and research and development expenses; reserves for litigation settlements; intercompany eliminations; amortization of intangible assets and certain purchase-accounting items; impairment charges; and other expenses not directly attributable to segments.

14.	Restructuring

Included in other current liabilities in the Company’s Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 are restructuring reserves totaling $31.0 million and $39.3 million. Of these amounts, $21.6 million and $27.0 million, as of March 31, 2010 and December 31, 2009, relate to certain estimated exit costs

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

associated with the acquisition of the former Merck Generics business, and the remainder of each balance relates to the Company’s intention to restructure certain other activities and incur certain related exit costs.

The plans related to the exit activities associated with the former Merck Generics business were finalized during calendar year 2008. During the three months ended March 31, 2010, payments of $5.4 million were made against the reserve, of which $2.6 million was for severance costs and the remaining $2.8 million was for other exit costs. Of the remaining accrual, approximately $12.8 million relates to additional severance and related costs, $5.6 million relates to costs associated with the previously announced rationalization and optimization of the Company’s global manufacturing and research and development platforms, and the remainder consists of other exit costs.

In addition, the Company has announced its intent to restructure certain activities and incur certain related exit costs, including costs related to the realignment of the Dey business and the right-sizing of certain businesses in markets outside of the U.S. Accordingly, the Company has recorded a reserve for such activities, of which approximately $9.4 million remains at March 31, 2010. During the three months ended March 31, 2010, the Company recorded restructuring charges of approximately $2.9 million, nearly all of which relates to severance and related costs. Spending during the quarter, primarily related to severance, amounted to approximately $5.8 million.

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and intend to challenge the verdict as legally erroneous on multiple grounds. The appeals were held in

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which is proceeding in the Court of Appeals for the D.C. Circuit. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases may go to trial in 2010. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously. On January 27, 2010, in the New York Counties cases, the U.S. District Court for the District of Massachusetts granted the plaintiffs’ motion for partial summary judgment as to liability under New York Social Services Law § 145-b against Mylan and several other defendants. The District Court has not ruled on the remaining issues of liability and damages. On February 8, 2010, Mylan, and a majority of the other defendants, filed a motion to amend the court’s decision, requesting the court to certify a question of New York state law pertaining to the court’s finding of requisite causation under the Social Services Law to the First Circuit Court of Appeals, so that the defendants could in turn request that the First Circuit Court of Appeals certify the question to the New York Court of Appeals.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In February 2010, the Company reached an agreement in principle to settle this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement is contingent upon the execution of definitive settlement documents and court approval. The settlement would resolve a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company has accrued $160 million in connection with the above-mentioned settlement in principle and the remaining state actions. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

believes are in the best interests of the Company. There are no assurances that settlements can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts reserved.

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

Dey is a defendant currently in lawsuits brought by the state AGs of California, Illinois, Kentucky, Pennsylvania and Wisconsin, as well as three New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. Dey’s motion for partial summary judgment in that case is pending, as is the Government’s cross-motion. The Government has asserted that Dey is jointly liable with a codefendant and seeks recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims. Certain of these cases may go to trial in 2010. Dey intends to defend each of these actions vigorously. The Company has approximately $97.8 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $97.8 million in other assets.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania and a lawsuit originally filed in Tennessee state court by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. There are approximately 823 cases pending against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. Certain of these cases may go to trial in 2010. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows.

EU Commission Proceedings

On or around July 3, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by Matrix and four other companies, each of which entered into agreements with Servier relating to the product perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. On August 5, 2009, Matrix and Generics [U.K.] Ltd. received requests for information from the EU Commission in connection with this matter, and both companies have responded. By letters dated February 17, 2010, the EU Commission served additional requests for information on Matrix and Mylan S.A.S. The companies have responded to these requests.

In addition, the EU Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan S.A.S. has responded to the questionnaires received in connection with the sector inquiry and has produced documents and other information in connection with the inquiry.

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry. The Company and Mylan S.A.S. received an additional request for information with the same case reference on December 18, 2009 and have responded to the questionnaire. An additional request was received on March 18, 2010. Mylan S.A.S. is in the process of responding to this request. Mylan is cooperating with the Commission in connection with the investigation. No statement of objections has been filed against Mylan in connection with the investigation.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the acquisition of the former Merck Generics business. While it is not feasible to predict the ultimate outcome of such other proceedings, the ultimate outcome of such other proceedings are not expected to have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company,” “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures.

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

Mylan previously had three reportable segments, “Generics”, “Specialty” and “Matrix.” The Matrix Segment consisted of Matrix, which was previously a publicly traded company in India, in which Mylan held a 71.2% ownership stake. Following the acquisition of additional interests in Matrix and its related delisting from the Indian stock exchanges, Mylan now has two reportable segments, “Generics” and “Specialty.” Mylan revised its segment disclosure to align with how the business is being managed after those changes. The former Matrix Segment is included within the Generics Segment. Information for earlier periods has been recast.

Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form, as well as API. Specialty engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. We also report in Corporate/Other certain research and development expenses, general and administrative expenses; litigation settlements; amortization of intangible assets and certain purchase-accounting items; impairment charges; and other items not directly attributable to the segments.

Financial Summary

For the three months ended March 31, 2010, Mylan reported total revenues of $1.29 billion compared to $1.21 billion for the three months ended March 31, 2009. This represents an increase in revenues of $82.5 million. Consolidated gross profit for the current quarter was $516.3 million compared to $525.7 million in the comparable prior year period, a decrease of $9.4 million or 2%. For the current quarter, operating income of $198.5 million was realized compared to $227.3 million for the three months ended March 31, 2009.

The net earnings attributable to Mylan Inc. common shareholders for the three months ended March 31, 2010 were $61.1 million, which translates into earnings per diluted share of $0.20. In the same prior year period, the net earnings attributable to Mylan Inc. common shareholders were $71.3 million, which translates into earnings per diluted share of $0.23.

Included in the results for the three months ended March 31, 2010 and 2009 are the following items of note:

Three months ended March 31, 2010:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $71.6 million;

•	Interest of $11.0 million relating to the accretion of the discounts on our convertible debt instruments;

•	Net unfavorable litigation charges of $0.7 million;

•	Additional costs, primarily restructuring, related to the integration of recently acquired entities, and other costs, totaling $12.1 million; and

•	A tax effect of $33.1 million related to the above items and other taxes.

Three months ended March 31, 2009:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $68.2 million;

•	Other revenues of approximately $28.5 million resulting from the cancellation of product development agreements for which the revenue had been previously deferred;

•	Interest of $10.2 million relating to the accretion of the discounts on our convertible debt instruments;

•	Net favorable litigation of $2.1 million;

•	Rebranding costs associated with a migration to the Mylan brand for the former Merck Generics business totaling $2.7 million;

•	Additional costs, primarily restructuring, related to the integration of recently acquired entities, and other costs, totaling $21.4 million; and

•	A tax effect of $28.2 million related to the above items and other taxes.

A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”

Results of Operations

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.29 billion compared to $1.21 billion in the comparable prior year period. Total revenues include both net revenues from third parties and other revenues. Net revenues for the current quarter were $1.28 billion compared to $1.17 billion for the same prior year period, representing an increase of $109.7 million, or 9%. Net revenues were favorably impacted by the effect of foreign currency translation, primarily reflecting a weaker U.S. dollar in comparison to the functional currencies of Mylan’s other subsidiaries, primarily those in Europe, Australia, Japan and India. Translating current year revenues at prior year exchange rates would have resulted in year-over-year growth in net revenues excluding foreign currency of $48.3 million, or approximately 4%.

Other revenues for the current quarter were $14.3 million compared to $41.6 million in the same prior year period, a decrease of $27.3 million. Included in other revenues for the prior year is approximately $28.5 million of incremental revenue resulting from the cancellation of product development agreements for which the revenue had been previously deferred. Prior to the termination of these agreements, Mylan had been amortizing the previously received non-refundable payments over a period of several years.

Gross profit for the three months ended March 31, 2010 was $516.3 million, and gross margins were 40.0%. For the three months ended March 31, 2009, gross profit was $525.7 million, and gross margins were 43.5%. Gross profit for the current quarter is impacted by certain purchase accounting related items recorded during the three months ended March 31, 2010, of approximately $71.6 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 45.5%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $68.2 million. Excluding such items, gross margins in the prior year would have been approximately 49.1%.

The decrease in gross margins, excluding the items noted above, can generally be attributed to the impact of the timing of significant product launches. During the quarter ended March 31, 2009, Mylan launched divalproex sodium extended-release (“divalproex ER”) tablets, the generic version of Abbott Laboratories’ Depakote® ER. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity, as was the case with divalproex ER, or in periods of limited generic competition.

Generics Segment

For the current quarter, the Generics Segment reported total revenues of $1.24 billion compared to $1.15 billion in the comparable prior year period, an increase of $91.3 million, or 8%. Generics Segment total revenues are derived from sales primarily in or from the U.S. and Canada (collectively “North America”), Europe, Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan, and New Zealand (collectively, “Asia Pacific”).

Net revenues from North America were $554.2 million for the current quarter, compared to $556.8 million for the comparable prior year period, representing a decrease of $2.6 million. Additional generic competition on divalproex ER entered the market in August 2009. As such, sales of divalproex ER in the current quarter were significantly lower than in the quarter in which it was launched. Serving to offset this, however, were revenues contributed from new products in the U.S. and Canada in the amount of $56.6 million, and increased revenues on certain products as a result of Mylan’s ability to remain a source of stable supply as certain competitors experienced regulatory and supply issues.

Fentanyl, our AB-rated generic alternative to Duragesic®, continued to contribute to both net revenues and gross profit despite the entrance into the market of additional generic competition. Sales of fentanyl have remained relatively strong primarily due to Mylan’s ability to continue to be a stable and reliable source of supply to the market. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Competition on fentanyl in the future could continue to have an unfavorable impact on pricing and market share.

Included in North America are other revenues of $8.5 million in the current quarter compared to $36.7 million in the prior year. As discussed above, the prior year includes approximately $26.0 million of incremental revenue resulting from the cancellation of product development agreements.

Total revenues from EMEA were $410.8 million for the three-month period ended March 31, 2010, compared to $357.9 million for the comparable prior year period, an increase of $52.9 million, or 14.8%. However, excluding the effect of foreign currency, calculated as described previously, the increase was approximately $27.9 million, or 8%. This increase was driven by new product launches and favorable market dynamics in certain countries.

Revenue contributed from the launch of new products was approximately $30.4 million, primarily in France and Spain. In Italy, revenues benefited from certain regulatory changes which have positively affected the generics market. In addition, our revenues nearly doubled compared to the same prior year period due to successful new product launches and increased market penetration.

In the U.K., prior year revenues were negatively impacted by excess supply in the market at that time. Since the first quarter of 2009, these supply issues have been resolved, which led to the increases in revenue in the current quarter. Also contributing to the increase in U.K. sales in the current quarter was a successful bid on a recent government tender.

Generally speaking, however, tender systems have an unfavorable impact on revenue and profitability. A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender.

While the U.K. benefitted from its recent tender, sales in Germany continue to be negatively affected by the implementation of tender systems in that country. Current quarter revenues were negatively impacted by the price reductions as a result of these tenders, as well as general pricing pressure on its non-tender business and the loss of exclusivity on certain Statutory Health Insurance contracts.

In Asia Pacific, total revenues were $282.3 million for the three-month period ended March 31, 2010, compared to $216.3 million for the comparable prior year period, an increase of $66.0 million, or 30.5%. However, excluding the effect of foreign currency, calculated as described above, the increase was approximately $30.4 million, or 14%. This increase is primarily driven by higher net revenues from India, as slightly favorable revenues in Japan were offset by slightly unfavorable revenues in Australia.

In India, the increase in third party net revenues is primarily due to higher sales of anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS. In addition, contributing to the increase in net revenues in Asia Pacific are intercompany sales of FDF generic products for other indications, and sales of API, which is sold to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy, as well as to third parties. Also included in total revenues in Asia Pacific are other revenues of $16.1 million for the current quarter, compared to $20.2 million in the comparable prior year period, which are realized primarily through intercompany product development agreements. In total, intercompany revenues of $45.2 million and $29.8 million are included in Asia Pacific revenues for the three months ended March 31, 2010 and 2009.

Specialty Segment

For the current quarter, the Specialty Segment reported total revenues of $101.0 million, an increase of 20% over the comparable prior year period, of which $84.5 million represented sales to third parties. For the comparable prior year period, the Specialty Segment reported total revenues of $83.7 million, of which $79.4 million represented sales to third parties. The increase in intercompany revenues is due to the transfer of Dey’s generic products to our Mylan Pharmaceuticals division of the Generics Segment. The most significant contributor to the Specialty Segment revenues continues to be the EpiPen® Auto-injector, which is used in the treatment of severe allergic reactions. Globally, the EpiPen Auto-injector is the number one epinephrine auto-injector for the treatment of severe allergic reactions with world-wide market share of 90%. In the U.S., the EpiPen Auto-injector is the number one prescribed treatment for severe allergic reactions with market share of 96%.

In addition to the continued strong sales of the EpiPen Auto-injector, the increase in third-party revenues was driven by increased sales of Perforomist® Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease.

Operating Expenses

Research and development (“R&D”) expense for the three months ended March 31, 2010 was $61.3 million, compared to $58.8 million in the same prior year period, an increase of $2.5 million, the majority of which is the result of foreign exchange.

Selling, general and administrative (“SG&A”) expense for the current quarter was $255.8 million, compared to $241.7 million for the same prior year period, an increase of $14.1 million. This increase is due primarily to higher payroll and payroll-related costs and the effect of foreign exchange.

Interest Expense

Interest expense for the three months ended March 31, 2010, totaled $74.0 million, compared to $85.0 million for the three months ended March 31, 2009. In March 2009, we pre-paid all of our required 2010 principal payments on our term debt, and in December 2009, we pre-paid all of our required 2011 principal payments on our term debt, which, along with lower overall interest rates, drove the decrease in interest expense. Included in interest expense for the current quarter and the comparable prior year period are $11.0 million and $10.2 million of accretion of the discounts on our convertible debt instruments.

Other Income, net

Other income, net was $1.1 million in the current quarter compared to $4.2 million in the comparable prior year period. The decrease is primarily the result of lower interest and dividend income.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations, which was $240.7 million for the three months ended March 31, 2010. Included in this amount is approximately $98.8 million for the receipt of a tax refund in the quarter. We believe that cash provided by operating activities will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, dividend payments and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Cash used in investing activities for the three months ended March 31, 2010 was $27.8 million, consisting primarily of capital expenditures. Capital expenditures were $20.2 million, and were made primarily for equipment, including a portion related to our previously announced planned expansions and integration plans. Capital expenditures for the remainder of 2010 are expected to be approximately $230 million.

Cash used in financing activities was $56.8 million for the three months ended March 31, 2010. Cash dividends of $34.8 million were paid on the Company’s 6.5% mandatory convertible preferred stock, $46.2 million was used to repay short-term borrowings and $25.0 million was received for stock option exercises.

We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations. Additionally, for certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan under the provisions of the Share Purchase Agreement. The inability or denial of Merck KGaA to pay on an indemnified claim could have a material adverse effect on our financial position or results of operations.

Our Condensed Consolidated Balance Sheet as of March 31, 2010 includes restructuring reserves of $31.0 million. Spending against this balance, which consists primarily of severance and related costs and costs associated with the previously announced rationalization and optimization of our global manufacturing and research and development platforms, is expected to occur over the next two years, with the majority in 2010.

On April 15, 2010, the Company announced that a quarterly dividend of $16.25 per share was declared, based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share, payable on May 17, 2010, to the holders of preferred stock of record as of May 1, 2010.

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

At March 31, 2010 and December 31, 2009, we had $77.9 million and $77.5 million outstanding under existing letters of credit. Additionally, as of March 31, 2010, we had $45.2 million available under the $100.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at March 31, 2010, excluding the discounts and conversion features, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Total
			(In thousands)

2010	$—	$—	$—	$—	$—	$—	$—
2011	—	—	—	—	—	—	—
2012	78,125	118,656	25,560	7,111	600,000	—	829,452
2013	78,125	118,656	25,560	7,111	—	—	229,452
2014	—	—	2,402,640	668,427	—	—	3,071,067
2015	—	—	—	—	—	575,000	575,000

Total	$156,250	$237,312	$2,453,760	$682,649	$600,000	$575,000	$4,704,971

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness (including the Interim Credit Agreement described below) and changes in lines of business. The Senior Credit Agreement contains financial covenants requiring maintenance of a minimum interest coverage ratio and a senior leverage ratio, both of which are defined within the agreement. We have been compliant with the financial covenants during the three months ended March 31, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued revised accounting guidance for multiple-deliverable arrangements. The amended guidance requires that arrangement considerations be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and intend to challenge the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which is proceeding in the Court of Appeals for the D.C. Circuit. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2010) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases may go to trial in 2010. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously. On January 27, 2010, in the New York Counties cases, the U.S. District Court for the District of Massachusetts granted the plaintiffs’ motion for partial summary judgment as to liability under New York Social Services Law § 145-b against Mylan and several other defendants. The District Court has not ruled on the remaining issues of liability and damages. On February 8, 2010, Mylan, and a majority of the other defendants, filed a motion to amend the court’s decision, requesting the court to certify a question of New York state law pertaining to the court’s finding of requisite causation under the Social Services Law to the First Circuit Court of Appeals, so that the defendants could in turn request that the First Circuit Court of Appeals certify the question to the New York Court of Appeals.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In February 2010, the Company reached an agreement in principle to settle this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement is contingent upon the execution of definitive settlement documents and court approval. The settlement would resolve a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company has accrued $160 million in connection with the above-mentioned settlement in principle and the remaining state actions. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts reserved.

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

Dey is a defendant currently in lawsuits brought by the state AGs of California, Illinois, Kentucky, Pennsylvania and Wisconsin, as well as three New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. Dey’s motion for partial summary judgment in that case is pending, as is the Government’s cross-motion. The Government has asserted that Dey is jointly liable with a codefendant and seeks recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims. Certain of these cases may go to trial in 2010. Dey intends to defend each of these actions vigorously. The Company has approximately $97.8 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA under the Share Purchase Agreement. As a result, the Company has recorded approximately $97.8 million in other assets.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania and a lawsuit originally filed in Tennessee state court by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. There are approximately 823 cases pending against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. Certain of these cases may go to trial in 2010. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows.

EU Commission Proceedings

On or around July 3, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by Matrix and four other companies, each of which entered into agreements with Servier relating to the product perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. On August 5, 2009, Matrix and Generics [U.K.] Ltd. received requests for information from the EU Commission in connection with this matter, and both companies have responded. By letters dated February 17, 2010, the EU Commission served additional requests for information on Matrix and Mylan S.A.S. The companies have responded to these requests.

In addition, the EU Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan S.A.S. has responded to the questionnaires received in connection with the sector inquiry and has produced documents and other information in connection with the inquiry.

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry. The Company and Mylan S.A.S. received an additional request for information with the same case reference on December 18, 2009 and have responded to the questionnaire. An additional request was received on March 18, 2010. Mylan S.A.S. is in the process of responding to this request. Mylan is cooperating with the Commission in connection with the investigation. No statement of objections has been filed against Mylan in connection with the investigation.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the acquisition of the former Merck Generics business. While it is not feasible to predict the ultimate outcome of such other proceedings, the ultimate outcome of such other proceedings are not expected to have a material adverse effect on its financial position or results of operations or cash flows.

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

OUR CONTINUING INTEGRATION OF ACQUIRED BUSINESSES INVOLVES A NUMBER OF RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

There continue to be a number of operational risks associated with the integration of acquired businesses, including but not limited to difficulties in achieving identified financial and operating synergies, cost savings, revenue synergies and growth opportunities; difficulties in consolidating information technology platforms, business applications and corporate infrastructure; our substantial indebtedness and assumed liabilities; challenges in operating in other markets outside of the U.S. that are new to us; and the unanticipated effects of export controls, exchange rate fluctuations, domestic and foreign political conditions or domestic and foreign economic conditions.

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

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative compounds and the filing of marketing authorization applications for innovative compounds (such NDAs in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may request that we conduct additional studies and, as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

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

Market perceptions of our business are very important to us, especially market perceptions of our brands and the safety and quality of our products. If we, or our brands, suffer from negative publicity, or if any of our products or similar products which other companies distribute are proven to be, or are claimed to be, harmful to consumers, then this could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline. Also, because we are dependant on market perceptions, negative publicity associated with illness or other adverse effects resulting from our products could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

THE ILLEGAL DISTRIBUTION AND SALE BY THIRD PARTIES OF COUNTERFEIT VERSIONS OF OUR PRODUCTS OR OF STOLEN PRODUCTS COULD HAVE A NEGATIVE IMPACT ON OUR REPUTATION AND A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The drug supply has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the Internet. The World Health Organization estimates that more than 10% of medications being sold globally are counterfeit.

Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective, and can be potentially life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of the API or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, thefts of inventory at warehouses, plants or while in-transit which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation and our business.

Public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting or theft could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We have filed patent applications covering composition of, methods of making, and/or methods of using, our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future, and if patents are issued, they may be insufficient in scope to cover our branded products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the U.S. Patent and Trademark Office or any other governmental agency may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In addition to the new drug approval process, government agencies also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and other similar regulators. Products manufactured in our facilities must be made in a manner consistent with current good manufacturing practices or similar standards in each territory in which we manufacture. Compliance with such regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. The FDA and other agencies periodically inspect our manufacturing facilities for compliance. Regulatory approval to manufacture a drug is site-specific. Failure to comply with good manufacturing practices at one of our manufacturing facilities could result in an enforcement action brought by the FDA or other regulatory bodies which could include withholding the approval of our submissions or other product applications of that facility. If any regulatory body were to require one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA or other regulatory approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the U.S., and it is likely that federal and state legislatures and health agencies will continue to focus on health care reform in the future. The Patient Protection and Affordable Care Act (H.R. 3590; Public Law 111-148) (“PPACA”) and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. While the Health Reform Laws may increase the number of patients who have insurance coverage for our products, they also include provisions such as the assessment of a pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs.

We are unable to predict the future course of federal or state healthcare legislation. The Health Reform Laws and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows, and could cause the market value of our common stock to decline.

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

If significant additional reforms are made to the U.S. healthcare system, or to the healthcare systems of other markets in which we operate, those reforms could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Effective internal controls are necessary for the Company to provide reasonable assurance with respect to its financial reports. We are spending a substantial amount of management time and resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure. In the U.S. such changes include the Sarbanes-Oxley Act of 2002, Securities and Exchange Commission (“SEC”) regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestations as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If the Company fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP. ANY FUTURE CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED OR NECESSARY REVISIONS TO PRIOR ESTIMATES, JUDGMENTS OR ASSUMPTIONS OR CHANGES IN ACCOUNTING STANDARDS COULD LEAD TO A RESTATEMENT OR REVISION TO PREVIOUSLY CONSOLIDATED FINANCIAL STATEMENTS OR CHARGES, INCLUDING IMPAIRMENT CHARGES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The Consolidated and Condensed Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Furthermore, although we have recorded reserves for lawsuits based on estimates of probable future costs, such lawsuits could result in substantial further costs. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In addition, a significant amount of our total assets are related to acquired intangible assets and goodwill. Such assets require impairment testing periodically and/or under certain circumstances. Impairment testing requires the use of significant estimates, judgments and assumptions, which involve inherent uncertainty. Any future changes to estimates, judgments and assumptions used in impairment testing could lead to impairment charges, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

3.1		Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
3.2		Bylaws of the registrant, as amended to date, filed as Exhibit 3.2 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4	.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4	.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.4		Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.1		Executive Employment Agreement dated as of February 24, 2010, by and between the registrant and John Sheehan.
10.2		Amendment No. 4 to Retirement Benefit Agreement dated as of March 3, 2010, by and between the registrant and Robert J. Coury, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on March 5, 2010, and incorporated herein by reference.
10.3		Transition and Succession Agreement dated as of April 1, 2010, by and between the registrant and John Sheehan.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc.
(Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Chairman and Chief Executive Officer
(Principal Executive Officer)

April 30, 2010

/s/  John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 30, 2010

/s/  Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting Officer
and Corporate Controller
(Principal Accounting Officer)

April 30, 2010

EXHIBIT INDEX

10.1	Executive Employment Agreement dated as of February 24, 2010, by and between the registrant and John Sheehan.
10.3	Transition and Succession Agreement dated as of April 1, 2010, by and between the registrant and John Sheehan.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.