Form 10-Q
period 2010-06-30
MYLAN INC.
filed 2010-07-29
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	July 26, 2010

$0.50 par value	309,360,933

MYLAN INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2010

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2010 and 2009	3
	Condensed Consolidated Balance Sheets — June 30, 2010 and December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	39
ITEM 4.	Controls and Procedures	39

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	40
ITEM 1A.	Risk Factors	43
ITEM 5.	Other Information	63
ITEM 6.	Exhibits	63
SIGNATURES		65
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Period Ended June 30,
	Three Months		Six Months
	2010	2009	2010	2009
	(Unaudited; in thousands, except per share amounts)

Revenues:
Net revenues	$1,356,543	$1,255,798	$2,634,648	$2,424,160
Other revenues	11,993	11,179	26,261	52,733

Total revenues	1,368,536	1,266,977	2,660,909	2,476,893
Cost of sales	826,686	739,210	1,602,762	1,423,393

Gross profit	541,850	527,767	1,058,147	1,053,500

Operating expenses:
Research and development	66,787	74,016	128,084	132,853
Selling, general and administrative	268,373	279,672	524,134	521,344
Litigation settlements, net	12,104	(634)	12,838	(2,751)

Total operating expenses	347,264	353,054	665,056	651,446

Earnings from operations	194,586	174,713	393,091	402,054
Interest expense	78,402	78,172	152,449	163,175
Other (expense) income, net	(15,239)	25,308	(14,167)	29,498

Earnings before income taxes and noncontrolling interest	100,945	121,849	226,475	268,377
Income tax provision	14,012	26,178	45,272	63,632

Net earnings	86,933	95,671	181,203	204,745
Net (earnings) loss attributable to the noncontrolling interest	(705)	(2,801)	881	(5,816)

Net earnings attributable to Mylan Inc. before preferred dividends	86,228	92,870	182,084	198,929
Preferred dividends	34,759	34,759	69,518	69,518

Net earnings attributable to Mylan Inc. common shareholders	$51,469	$58,111	$112,566	$129,411

Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.17	$0.19	$0.37	$0.42

Diluted	$0.16	$0.19	$0.36	$0.42

Weighted average common shares outstanding:
Basic	308,968	304,991	307,982	304,784

Diluted	314,407	306,256	313,177	305,759

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited; in thousands,
	except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$809,421	$380,516
Restricted cash	48,063	47,965
Marketable securities	23,791	27,559
Accounts receivable, net	1,249,017	1,234,634
Inventories	1,096,365	1,114,219
Deferred income tax benefit	260,742	248,917
Prepaid expenses and other current assets	141,929	231,576

Total current assets	3,629,328	3,285,386
Property, plant and equipment, net	1,091,674	1,122,648
Intangible assets, net	2,132,266	2,384,848
Goodwill	3,131,135	3,331,247
Deferred income tax benefit	42,947	36,610
Other assets	570,468	640,995

Total assets	$10,597,818	$10,801,734

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$527,844	$518,252
Short-term borrowings	161,593	184,352
Income taxes payable	100,419	69,122
Current portion of long-term debt and other long-term obligations	10,061	9,522
Deferred income tax liability	1,285	1,986
Other current liabilities	828,333	934,913

Total current liabilities	1,629,535	1,718,147
Long-term debt	5,047,384	4,984,987
Other long-term obligations	465,745	485,905
Deferred income tax liability	476,198	467,497

Total liabilities	7,618,862	7,656,536

Equity
Mylan Inc. shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000
Shares issued: 2,139,000	1,070	1,070
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 399,252,737 and 396,683,892 as of June 30, 2010 and December 31, 2009	199,626	198,342
Additional paid-in capital	3,880,285	3,834,674
Retained earnings	772,699	660,130
Accumulated other comprehensive (loss) earnings	(317,358)	11,807

	4,536,322	4,706,023
Noncontrolling interest	12,272	14,052
Less: treasury stock — at cost
Shares: 89,899,071 and 90,199,152 as of June 30, 2010 and December 31, 2009	1,569,638	1,574,877

Total equity	2,978,956	3,145,198

Total liabilities and equity	$10,597,818	$10,801,734

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
	(Unaudited; in thousands)

Cash flows from operating activities:
Net earnings	$181,203	$204,745
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	204,933	193,361
Stock-based compensation expense	15,617	14,652
Change in estimated sales allowances	26,062	36,911
Deferred income tax benefit	(56,522)	(76,619)
Other non-cash items	92,660	25,965
Litigation settlements, net	12,838	(2,751)
Changes in operating assets and liabilities:
Accounts receivable	(106,844)	48,643
Inventories	(44,027)	22,221
Trade accounts payable	54,869	(63,172)
Income taxes	120,796	27,487
Other operating assets and liabilities, net	(142,450)	(95,227)

Net cash provided by operating activities	359,135	336,216

Cash flows from investing activities:
Capital expenditures	(53,300)	(53,007)
Change in restricted cash	—	(16,029)
Cash paid for acquisitions	(4,999)	(173,359)
Proceeds from sale of equity-method investee	—	23,333
Purchase of marketable securities	(1,676)	(1,086)
Proceeds from sale of marketable securities	6,303	13,205
Other items, net	(720)	620

Net cash used in investing activities	(54,392)	(206,323)

Cash flows from financing activities:
Cash dividends paid	(69,518)	(69,518)
Payment of financing fees	(20,394)	—
Change in short-term borrowings, net	(22,374)	(18,736)
Proceeds from issuance of long-term debt	1,250,000	—
Payment of long-term debt	(1,001,507)	(172,164)
Proceeds from exercise of stock options	36,007	1,417
Other items, net	—	(23)

Net cash provided by (used in) financing activities	172,214	(259,024)

Effect on cash of changes in exchange rates	(48,052)	1,461

Net increase (decrease) in cash and cash equivalents	428,905	(127,670)
Cash and cash equivalents — beginning of period	380,516	557,147

Cash and cash equivalents — end of period	$809,421	$429,477

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

The interim results of operations for the three and six months ended June 30, 2010 and the interim cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computes its provision for income taxes in the first three quarters of the year using an estimated effective tax rate for the full year. The estimated annual effective tax rate for 2010 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2010 U.S. tax liabilities. The Company did not claim foreign tax credits against its 2009 U.S. tax liabilities. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.	Revenue Recognition and Accounts Receivable

Mylan recognizes revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, rebates, price adjustments, returns, chargebacks and other promotional programs, are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the six months ended June 30, 2010. Such allowances were $637.2 million and $607.9 million at June 30, 2010 and December 31, 2009. Other current liabilities include $235.0 million and $238.2 million at June 30, 2010 and December 31, 2009, for certain rebates and other adjustments that are paid to indirect customers.

3.	Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance for multiple-deliverable revenue arrangements. The amended guidance requires that consideration received be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

4.	Acquisition of the Remaining Interest in Matrix Laboratories Limited

On March 26, 2009, the Company announced plans to buy the remaining public interest in Matrix Laboratories Limited (“Matrix”) from its minority shareholders pursuant to a voluntary delisting offer. At the time, the Company owned approximately 71.2% of Matrix through a wholly-owned subsidiary and controlled more than 76% of its voting rights. During the calendar year ended December 31, 2009, the Company completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix, bringing both the Company’s total ownership and control to over 96%. During the six months ended June 30, 2010, Mylan completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix, for cash of approximately $5.0 million, bringing both the Company’s total ownership and control to approximately 97%.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Stock-Based Incentive Plan

Mylan’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 37,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Stock option awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. In the 2003 Plan, no more than 8,000,000 shares may be issued as restricted shares, restricted units, performance shares and other stock-based awards.

Upon approval of the 2003 Plan, no further grants of stock options have been made under any other plan. However, there are stock options outstanding from frozen or expired plans and other plans assumed through acquisitions.

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at December 31, 2009	26,268,678	$15.22
Options granted	2,071,039	20.98
Options exercised	(2,575,185)	14.04
Options forfeited	(672,247)	14.65

Outstanding at June 30, 2010	25,092,285	$15.83

Vested and expected to vest at June 30, 2010	23,890,685	$15.86

Options exercisable at June 30, 2010	16,419,989	$15.92

As of June 30, 2010, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 5.88 years, 5.75 years and 4.42 years, respectively. Also at June 30, 2010, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $53.5 million, $50.5 million and $33.1 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of June 30, 2010 and the changes during the six-month period ended June 30, 2010, are presented below:

	Number of	Weighted Average
	Restricted	Grant-Date
	Stock Awards	Fair Value per Share

Nonvested at December 31, 2009	2,464,600	$12.78
Granted	816,359	21.20
Released	(395,942)	12.07
Forfeited	(110,338)	12.53

Nonvested at June 30, 2010	2,774,679	$15.38

As of June 30, 2010, the Company had $47.4 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.77 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the six months ended June 30, 2010 and June 30, 2009 was $27.2 million and $7.4 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Balance Sheet Components

Selected balance sheet components consist of the following:

	June 30, 2010	December 31, 2009
	(In thousands)

Inventories:
Raw materials	$301,052	$287,128
Work in process	204,614	198,280
Finished goods	590,699	628,811

	$1,096,365	$1,114,219

Property, plant and equipment:
Land and improvements	$68,052	$69,614
Buildings and improvements	622,933	625,303
Machinery and equipment	1,167,528	1,145,464
Construction in progress	108,854	118,410

	1,967,367	1,958,791
Less accumulated depreciation	875,693	836,143

	$1,091,674	$1,122,648

Other current liabilities:
Payroll and employee benefit plan accruals	$139,534	$188,743
Accrued rebates	235,023	238,161
Fair value of financial instruments	43,646	66,420
Legal and professional accruals, including litigation reserves	240,108	218,813
Other	170,022	222,776

	$828,333	$934,913

7.	Earnings per Common Share attributable to Mylan Inc.

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

With respect to the Company’s convertible preferred stock, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock is convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock, subject to anti-dilution adjustments, depending on the average stock price of the Company’s common stock over the 20 trading-day period ending on the third trading day prior to conversion. For the three and six months ended June 30, 2010 and June 30, 2009, the if-converted method is anti-dilutive; therefore, the preferred stock conversion is excluded from the computation of diluted earnings per share.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. before preferred dividends	$86,228	$92,870	$182,084	$198,929
Less: Preferred dividends	34,759	34,759	69,518	69,518

Net earnings attributable to Mylan Inc. common shareholders	$51,469	$58,111	$112,566	$129,411

Shares (denominator):
Weighted average shares outstanding	308,968	304,991	307,982	304,784

Basic earnings per common share attributable to Mylan Inc.	$0.17	$0.19	$0.37	$0.42

Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$51,469	$58,111	$112,566	$129,411
Add: Preferred dividends	—	—	—	—

Earnings attributable to Mylan Inc. common shareholders and assumed conversions	$51,469	$58,111	$112,566	$129,411

Shares (denominator):
Weighted average shares outstanding	308,968	304,991	307,982	304,784
Stock-based awards and warrants	5,439	1,265	5,195	975
Preferred stock conversion	—	—	—	—

Total dilutive shares outstanding	314,407	306,256	313,177	305,759

Diluted earnings per common share attributable to Mylan Inc.	$0.16	$0.19	$0.36	$0.42

Additional stock options or restricted stock awards representing 3.9 million and 18.7 million shares were outstanding at June 30, 2010 and 2009, but were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

During the six months ended June 30, 2010, the Company paid dividends of $69.5 million on the preferred stock. On July 19, 2010, the Company announced that a quarterly dividend of $16.25 per share was declared (based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share) payable on August 16, 2010, to the holders of preferred stock of record as of August 1, 2010. The preferred stock will automatically convert into common stock on November 15, 2010, and the last dividend payment is expected on that date.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2009 to June 30, 2010 is as follows:

	Generics Segment	Specialty Segment	Total
	(In thousands)

Goodwill	$3,009,740	$706,507	$3,716,247
Accumulated impairment losses(1)	—	(385,000)	(385,000)

Balance at December 31, 2009	$3,009,740	$321,507	$3,331,247
Foreign currency translation	(200,112)	—	(200,112)

Balance at June 30, 2010	$2,809,628	$321,507	$3,131,135

(1)	Represents the only impairment charge recognized by the Company under the currently effective accounting guidance.

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
			(Dollars in thousands)

June 30, 2010
Amortized intangible assets:
Patents and technologies	20	$122,926	$80,737	$42,189
Product rights and licenses	10	2,784,154	770,760	2,013,394
Other(1)	8	175,563	98,880	76,683

		$3,082,643	$950,377	$2,132,266

December 31, 2009
Amortized intangible assets:
Patents and technologies	20	$122,926	$77,717	$45,209
Product rights and licenses	10	2,902,045	657,050	2,244,995
Other(1)	8	170,426	75,782	94,644

		$3,195,397	$810,549	$2,384,848

(1)	Other intangibles consist principally of customer lists and contracts.

Amortization expense, which is classified within cost of sales on the Company’s Condensed Consolidated Statements of Operations, for the six months ended June 30, 2010 and 2009 was $140.6 million and $133.4 million, and is expected to be $132.3 million for the remainder of 2010, and $259.2 million, $252.6 million, $246.9 million and $239.3 million for the years ended December 31, 2011 through 2014, respectively.

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

During the six months ended June 30, 2010, the Company executed a series of forward contracts to hedge foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency risk and are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through accumulated other comprehensive earnings (loss) (“AOCE”), depending on the nature and effectiveness of the offset.

As of June 30, 2010 and December 31, 2009, the Company had €679.2 million of borrowings under its senior credit agreement (the “Senior Credit Agreement”) that are designated as a hedge of its net investment in certain Euro-functional currency subsidiaries to manage foreign currency risk. The U.S. Dollar equivalent of such amount was $833.0 million at June 30, 2010 and $978.1 million at December 31, 2009. Borrowings designated as hedges of net investments are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation adjustment component of AOCE on the Condensed Consolidated Balance Sheet until the sale or substantial liquidation of the underlying net investments.

The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s floating-rate debt. These interest rate swaps are designated as cash flow hedges. The Company’s interest rate swaps fix the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans and Euro Tranche B Term Loans under the terms of its Senior Credit Agreement. Derivative contracts designated as hedges to manage interest rate risk are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset.

In conjunction with the notes offering during the current quarter and the associated prepayment of term debt (see Note 10), the Company terminated certain interest rate swaps that had previously fixed the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans. As a result, during the current quarter, approximately $7.4 million that had previously been classified in AOCE was recognized into other (expense) income, net. As of June 30, 2010 and December 31, 2009, the total notional amount of the Company’s floating-rate debt interest rate swaps was $1.2 billion and $2.3 billion.

Certain derivative contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features which would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position at June 30, 2010 is $37.9 million. The Company is not subject to any obligations to post collateral under derivative contracts.

The Company’s most significant credit exposure arises from the convertible note hedge on its Cash Convertible Notes. At June 30, 2010, the convertible note hedge had a total fair value of $347.9 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Derivatives Designated as Hedging Instruments
Fair Values of Derivative Instruments

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Interest rate swaps	Other current liabilities	$37,862	Other current liabilities	$62,607
Foreign currency forward contracts	Other current liabilities	2,575	Other current liabilities	—
Foreign currency borrowings	Long-term debt	832,980	Long-term debt	978,059

Total		$873,417		$1,040,666

Derivatives Not Designated as Hedging Instruments
Fair Values of Derivative Instruments

	Asset Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$2,823	Prepaid expenses and other current assets	$8,793
Purchased cash convertible note hedge	Other assets	347,900	Other assets	410,600

Total		$350,723		$419,393

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Other current liabilities	$3,209	Other current liabilities	$5,694
Cash conversion feature of Cash Convertible Notes	Long-term debt	347,900	Long-term debt	410,600

Total		$351,109		$416,294

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain
	or (Loss) Recognized
	in AOCE (Net of Tax)
	on Derivative (Effective
	Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
(In thousands)

Foreign currency forward contracts	$(7,748)	$—	$(2,863)	$—
Interest rate swaps	(971)	6,039	3,041	6,049

Total	$(8,719)	$6,039	$178	$6,049

		Amount of Gain
		or (Loss) Reclassified
	Location of Gain or	from AOCE into Earnings
	(Loss) Reclassified	(Effective Portion)
	from AOCE	Three Months Ended		Six Months Ended
	into Earnings	June 30,		June 30,
	(Effective Portion)	2010	2009	2010	2009
(In thousands)

Foreign currency forward contracts	Net revenues	$468	$—	$879	$—
Interest rate swaps	Interest expense	(6,271)	(11,190)	(22,358)	(20,370)

Total		$(5,803)	$(11,190)	$(21,479)	$(20,370)

During the three and six months ended June 30, 2010, a gain of $1.2 million was recognized in other (expense) income, net, related to the foreign currency forward contracts for ineffectiveness. There was no gain or loss recognized into earnings on derivatives with cash flow hedging relationships for ineffectiveness during the three or six months ended June 30, 2009.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
Derivatives in Net Investment Hedging Relationships

	Amount of Gain
	or (Loss) Recognized
	in AOCE (Net of Tax)
	on Derivative
	(Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(In thousands)

Foreign currency borrowings	$53,394	$(35,745)	$89,058	$(2,450)

Total	$53,394	$(35,745)	$89,058	$(2,450)

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the three or six months ended June 30, 2010 or 2009.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss)
	Location of Gain or	Recognized
	(Loss) Recognized in	in Earnings on Derivatives
	Earnings on	Three Months Ended		Six Months Ended
	Derivatives	June 30,		June 30,
		2010	2009	2010	2009
(In thousands)

Foreign currency forward contracts	Other (expense) income, net	$(8,210)	$(10,462)	$(23,151)	$(2,542)
Cash conversion feature of Cash Convertible Notes	Other (expense) income, net	183,800	55,925	62,700	(22,425)
Purchased cash convertible note hedge	Other (expense) income, net	(183,800)	(55,925)	(62,700)	22,425

Total		$(8,210)	$(10,462)	$(23,151)	$(2,542)

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)

Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$1,577	$—	$—	$1,577

Total trading securities	$1,577	$—	$—	$1,577

Available-for-sale fixed income investments:
U.S. Treasuries	$—	$12,561	$—	$12,561
Corporate bonds	—	3,738	—	3,738
Agency mortgage-backed securities	—	2,253	—	2,253
Other	—	3,039	—	3,039

Total available-for-sale fixed income investments	$—	$21,591	$—	$21,591

Available-for-sale equity securities:
Biosciences industry	$623	$—	$—	$623

Total available-for-sale equity securities	$623	$—	$—	$623

Foreign exchange derivative assets	$—	2,823	$—	$2,823
Purchased cash convertible note hedge	—	347,900	—	347,900

Total assets at fair value(1)	$2,200	$372,314	$—	$374,514

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$5,784	$—	$5,784
Interest rate swap derivative liabilities	—	37,862	—	37,862
Cash conversion feature of cash convertible notes	—	347,900	—	347,900

Total liabilities at fair value(1)	$—	$391,546	$—	$391,546

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)

Financial Assets:
Available-for-sale fixed income investments	$—	$26,485	$—	$26,485
Available-for-sale equity securities	1,074	—	—	1,074
Foreign exchange derivative assets	—	8,793	—	8,793
Purchased cash convertible note hedge	—	410,600	—	410,600

Total assets at fair value(1)	$1,074	$445,878	$—	$446,952

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$5,694	$—	$5,694
Interest rate swap derivative liabilities	—	62,607	—	62,607
Cash conversion feature of cash convertible notes	—	410,600	—	410,600

Total liabilities at fair value(1)	$—	$478,901	$—	$478,901

(1)	The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Trading securities — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2010, that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2010 that would reduce the receivable amount owed, if any, to the Company.

•	Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2010, that would reduce the receivable amount owed, if any, to the Company.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Long-Term Debt

On May 19, 2010, the Company issued $550.0 million aggregate principal amount of 7.625% Senior Notes due 2017 (the “2017 Notes”) and $700.0 million aggregate principal amount of 7.875% Senior Notes due 2020 (the “2020 Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2017 Notes and 2020 Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.

The 2017 Notes bear interest at a rate of 7.625% per year, accruing from May 19, 2010. Interest on the 2017 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2017 Notes will mature on July 15, 2017, subject to earlier repurchase or redemption in accordance with the terms of the indenture. The 2020 Notes bear interest at a rate of 7.875% per year, accruing from May 19, 2010. Interest on the 2020 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2020 Notes will mature on July 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the indenture.

The Company may redeem some or all of the 2017 Notes at any time prior to July 15, 2014, and some or all of the 2020 Notes at any time prior to July 15, 2015, in each case at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest, if any, to the redemption date and an applicable make-whole premium set forth in the indenture. On or after July 15, 2014 in the case of the 2017 Notes, and on or after July 15, 2015 in the case of the 2020 Notes, the Company may redeem some or all of the 2017 Notes and 2020 Notes of such series at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to July 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of either series of the 2017 Notes and 2020 Notes at a specified redemption price set forth in the indenture with the net cash proceeds of certain equity offerings. If the Company experiences certain change of control events, it must offer to repurchase the 2017 Notes and 2020 Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The Company used $1.0 billion of the net proceeds of the 2017 Notes and 2020 Notes offering to repay a portion of the U.S. Tranche B Term Loans due under the terms of its Senior Credit Agreement.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A summary of long-term debt is as follows:

	June 30, 2010	December 31, 2009
	(In thousands)

U.S. Tranche A Term Loans(A)	$156,250	$156,250
Euro Tranche A Term Loans(A)	214,874	252,299
U.S. Tranche B Term Loans(A)	1,453,760	2,453,760
Euro Tranche B Term Loans(A)	618,106	725,760
Senior Convertible Notes(B)	551,775	538,693
Cash Convertible Notes(C)	793,827	847,136
2017 Notes	550,000	—
2020 Notes	700,000	—
Other	15,954	17,437

	5,054,546	4,991,335
Less: Current portion	7,162	6,348

Total long-term debt	$5,047,384	$4,984,987

(A)	All 2010 and 2011 mandatory principal payments due under the Senior Credit Agreement were prepaid during 2009. During the quarter ended June 30, 2010, the Company also prepaid $1.0 billion of the outstanding U.S. Tranche B Term Loans, using a portion of the net proceeds of the 2017 Notes and the 2020 Notes.

(B)	At June 30, 2010, the $551.8 million of debt is net of a $48.2 million discount. At December 31, 2009, the $538.7 million debt is net of a $61.3 million discount.

(C)	At June 30, 2010, the $793.8 million consists of $445.9 million of debt ($575.0 million face amount, net of $129.1 million discount) and the bifurcated conversion feature with a fair value of $347.9 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheet at June 30, 2010. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $347.9 million within other assets in the Condensed Consolidated Balance Sheet at June 30, 2010. At December 31, 2009, the $847.1 million consisted of $436.5 million of debt ($575.0 million face amount, net of $138.5 million discount) and the bifurcated conversion feature with a fair value of $410.6 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheet. The purchased call options are assets recorded at their fair value of $410.6 million within other assets in the Condensed Consolidated Balance Sheet at December 31, 2009.

As of June 30, 2010, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the June 30, 2010 period, was more than 130% of the applicable conversion reference price of $13.32 at June 30, 2010, the $575.0 million of Cash Convertible Notes was currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Details of the interest rates in effect at June 30, 2010 and December 31, 2009, on the outstanding borrowings under the Term Loans are in the table below:

	June 30, 2010
	Outstanding	Basis	Rate
	(In thousands)

U.S. Tranche A Term Loans	$156,250	LIBOR + 2.75%	3.13%
Euro Tranche A Term Loans	$214,874	EURIBO + 2.75%	3.22%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2012(1)	500,000	Fixed	5.38%
Floating Rate	453,760	LIBOR + 3.25%	3.63%

Total U.S. Tranche B Term Loans	$1,453,760
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$245,280	Fixed	5.38%
Floating Rate	372,826	EURIBO + 3.25%	3.72%

Total Euro Tranche B Term Loans	$618,106

	December 31, 2009
	Outstanding	Basis	Rate
	(In thousands)

U.S. Tranche A Term Loans	$156,250	LIBOR + 2.75%	3.00%
Euro Tranche A Term Loans	$252,299	EURIBO + 2.75%	3.19%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010(1)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	453,760	LIBOR + 3.25%	3.50%

Total U.S. Tranche B Term Loans	$2,453,760
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$288,000	Fixed	5.38%
Floating Rate	437,760	EURIBO + 3.25%	3.83%

Total Euro Tranche B Term Loans	$725,760

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement

(2)	This interest rate swap has been extended to December 2012 at a rate of 6.60%, effective January 2011

At June 30, 2010 and December 31, 2009, the fair value of the Senior Convertible Notes was approximately $602.5 million and $612.8 million. At June 30, 2010 and December 31, 2009, the fair value of the Cash Convertible Notes was approximately $818.2 million and $879.8 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at June 30, 2010, excluding the discounts and conversion features, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible	2017	2020
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Notes	Notes	Total
	(In thousands)

2010	$—	$—	$—	$—	$—	$—	$—	$—	$—
2011	—	—	—	—	—	—	—	—	—
2012	78,125	107,437	—	6,439	600,000	—	—	—	792,001
2013	78,125	107,437	—	6,439	—	—	—	—	192,001
2014	—	—	1,453,760	605,228	—	—	—	—	2,058,988
2015	—	—	—	—	—	575,000	—	—	575,000
Thereafter	—	—	—	—	—	—	550,000	700,000	1,250,000

Total	$156,250	$214,874	$1,453,760	$618,106	$600,000	$575,000	$550,000	$700,000	$4,867,990

11.	Comprehensive (Loss) Earnings

Comprehensive (loss) earnings consists of the following:

	Three Months Ended June 30,
	2010		2009
	(In thousands)

Net earnings		$86,933		$95,671
Other comprehensive (loss) earnings, net of tax, as applicable:
Foreign currency translation adjustments		(263,935)		322,222
Change in unrecognized (losses) gains and prior service cost related to post-retirement plans		(1,765)		281
Net unrecognized (loss) gain on derivatives		(8,719)		6,039
Unrealized gains on available-for-sale securities
Net unrealized gains on available-for-sale securities	98		226
Less: Reclassification for gains included in net earnings	158	256	45	271

Total other comprehensive (loss) earnings, net of tax, as applicable:		(274,163)		328,813

Comprehensive (loss) earnings		(187,230)		424,484
Comprehensive earnings attributable to the noncontrolling interest		(705)		(2,962)

Comprehensive (loss) earnings attributable to Mylan Inc.		$(187,935)		$421,522

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Six Months Ended June 30,
	2010		2009
	(In thousands)

Net earnings		$181,203		$204,745
Other comprehensive (loss) earnings, net of tax, as applicable:
Foreign currency translation adjustments		(333,332)		103,293
Change in unrecognized gains and prior service cost related to post-retirement plans		3,520		220
Net unrecognized gain on derivatives		178		6,049
Unrealized gains on available-for-sale securities
Net unrealized gains on available-for-sale securities	313		378
Less: Reclassification for gains included in net earnings	157	470	161	539

Total other comprehensive (loss) earnings, net of tax, as applicable:		(329,164)		110,101

Comprehensive (loss) earnings		(147,961)		314,846
Comprehensive loss (earnings) attributable to the noncontrolling interest		881		(5,865)

Comprehensive (loss) earnings attributable to Mylan Inc.		$(147,080)		$308,981

Accumulated other comprehensive (loss) earnings, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	June 30, 2010	December 31, 2009
	(In thousands)

Net unrealized gain on available-for-sale securities, net of tax	$1,345	$875
Net unrecognized gains (losses) and prior service cost related to post-retirement plans, net of tax	107	(3,413)
Net unrecognized losses on derivatives, net of tax	(39,103)	(39,281)
Foreign currency translation adjustment	(279,707)	53,626

Accumulated other comprehensive (loss) earnings	$(317,358)	$11,807

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Shareholders’ Equity

A summary of the change in shareholders’ equity for the six months ended June 30, 2010 and 2009 is as follows:

	Total Mylan Inc.	Noncontrolling
	Shareholders’ Equity	Interest	Total
	(In thousands)

December 31, 2009	$3,131,146	$14,052	$3,145,198
Net income (loss)	182,084	(881)	181,203
Other comprehensive loss	(329,164)	—	(329,164)
Dividends paid on preferred stock	(69,518)	—	(69,518)
Stock option activity	36,007	—	36,007
Stock compensation expense	15,617	—	15,617
Purchase of subsidiary shares from noncontrolling interest	(4,376)	(623)	(4,999)
Tax benefit of stock option plans	3,310	—	3,310
Other	1,578	(276)	1,302

June 30, 2010	$2,966,684	$12,272	$2,978,956

December 31, 2008	$2,757,733	$29,108	$2,786,841
Net income	198,929	5,816	204,745
Other comprehensive income	110,052	49	110,101
Dividends paid on preferred stock	(69,518)	—	(69,518)
Stock option activity	1,417	—	1,417
Stock compensation expense	14,652	—	14,652
Impact on additional paid-in capital of equity transaction	(115,210)	—	(115,210)
Purchase of subsidiary shares from noncontrolling interest	—	(19,299)	(19,299)
Other	(2,002)	561	(1,441)

June 30, 2009	$2,896,053	$16,235	$2,912,288

13.	Segment Information

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

	Generics	Specialty	Corporate /
	Segment	Segment	Other(1)	Consolidated
		(In thousands)

Three Months Ended June 30, 2010
Total revenues
Third party	$1,242,655	$125,881	$—	$1,368,536
Intersegment	1,502	17,216	(18,718)	—

Total	$1,244,157	$143,097	$(18,718)	$1,368,536
Segment profitability	$333,253	$35,315	$(173,982)	$194,586

	Generics	Specialty	Corporate /
	Segment	Segment	Other(1)	Consolidated

Six Months Ended June 30, 2010
Total revenues
Third party	$2,450,516	$210,393	$—	$2,660,909
Intersegment	31,921	33,730	(65,651)	—

Total	$2,482,437	$244,123	$(65,651)	$2,660,909
Segment profitability	$658,587	$55,119	$(320,615)	$393,091

	Generics	Specialty	Corporate /
	Segment	Segment	Other(1)	Consolidated

Three Months Ended June 30, 2009
Total revenues
Third party	$1,144,201	$122,776	$—	$1,266,977
Intersegment	1,804	7,090	(8,894)	—

Total	$1,146,005	$129,866	$(8,894)	$1,266,977
Segment profitability	$322,536	$29,794	$(177,617)	$174,713

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Generics	Specialty	Corporate /
	Segment	Segment	Other(1)	Consolidated

Six Months Ended June 30, 2009
Total revenues
Third party	$2,274,721	$202,172	$—	$2,476,893
Intersegment	18,228	11,420	(29,648)	—

Total	$2,292,949	$213,592	$(29,648)	$2,476,893
Segment profitability	$700,018	$31,695	$(329,659)	$402,054

(1)	Includes certain corporate general and administrative and research and development expenses; reserves for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase-accounting items; impairment charges; and other expenses not directly attributable to segments.

14.	Restructuring

Included in other current liabilities in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 are restructuring reserves totaling $23.4 million and $39.3 million. Of these amounts, $16.5 million and $27.0 million, as of June 30, 2010 and December 31, 2009, relate to certain estimated exit costs associated with the acquisition of the former Merck Generics business, and the remainder of each balance relates to the Company’s intention to restructure certain other activities and incur certain related exit costs.

The plans related to the exit activities associated with the former Merck Generics business were finalized during calendar year 2008. During the six months ended June 30, 2010, payments of $10.5 million were made against the reserve, of which $4.5 million was for severance costs and the remaining $6.0 million was for other exit costs. Of the remaining accrual, approximately $12.2 million relates to additional severance and related costs, $2.0 million relates to costs associated with the previously announced rationalization and optimization of the Company’s global manufacturing and research and development platforms, and the remainder consists of other exit costs.

In addition, the Company has announced its intent to restructure certain activities and incur certain related exit costs, including costs related to the realignment of the Dey business and the right-sizing of certain businesses in markets outside of the U.S. Accordingly, the Company has recorded a reserve for such activities, of which approximately $6.9 million remains at June 30, 2010. During the six months ended June 30, 2010, the Company recorded restructuring charges of approximately $3.4 million, nearly all of which relates to severance and related costs. Spending during the six months, primarily related to severance, amounted to approximately $8.5 million.

15.	Contingencies

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, under the terms by which Mylan acquired the former Merck Generics business. An adverse outcome in any of these proceedings, or the inability or denial of Merck KGaA to pay an indemnified claim, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which is proceeding in the Court of Appeals for the D.C. Circuit. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheets) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases may go to trial in 2010. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously. On January 27, 2010, in the New York Counties cases, the U.S. District Court for the District of Massachusetts granted the plaintiffs’ motion for partial summary judgment as to liability under New York Social Services Law § 145-b against Mylan and several other defendants. The District Court has not ruled on the remaining issues of liability and damages. On February 8, 2010, Mylan, and a majority of the other defendants, filed a motion to amend the court’s decision, requesting the court to certify a question of New York state law pertaining to the court’s finding of requisite causation under the Social Services Law to the First Circuit Court of Appeals, so that the defendants could in turn request that the First Circuit

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Court of Appeals certify the question to the New York Court of Appeals. The District Court denied this motion on May 4, 2010.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In February 2010, the Company reached an agreement in principle to settle this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement is contingent upon the execution of definitive settlement documents and court approval. The settlement would resolve a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan has reached agreement in principle to settle the Hawaii state action, which settlement is contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company has accrued $160 million in connection with the above-mentioned settlement in principle and the remaining state actions. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts reserved.

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

Dey is a defendant currently in lawsuits brought by the state AGs of California, Illinois, Kentucky, Pennsylvania and Wisconsin, as well as three New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. Dey’s motion for partial summary judgment in that case is pending, as is the Government’s cross-motion. The Government has asserted that Dey is jointly liable with a codefendant and seeks recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims. Certain of these cases may go to trial in 2010. Dey intends to defend each of these actions vigorously. The Company has approximately $97.8 million recorded in other liabilities related to the

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA. As a result, the Company has recorded approximately $97.8 million in other assets.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania, the Northern District of Ohio and a lawsuit originally filed in Tennessee state court by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan requesting documents in connection with its lawsuit against Cephalon. Mylan is in the process of responding to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. There are approximately 1,008 cases pending against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. Certain of these cases may go to trial in 2010. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows.

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

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry. The Company and Mylan S.A.S. received an additional request for information with the same case reference on December 18, 2009 and have responded to the questionnaire. An additional request was received on March 18, 2010. Mylan S.A.S. has responded to this request. Mylan is cooperating with the Commission in connection with the investigation. No statement of objections has been filed against Mylan in connection with the investigation.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the acquisition of the former Merck Generics business. While it is not feasible to predict the ultimate outcome of such other proceedings, the ultimate outcome of any such proceeding is not expected to have a material adverse effect on its financial position, results of operations or cash flows.

16.	Subsequent Event

On July 14, 2010, the Company entered into an agreement to acquire Bioniche Pharma Holdings Limited (“Bioniche Pharma”), a privately held, global injectable pharmaceutical company, for $550.0 million in cash. Most of Bioniche Pharma’s sales are derived in the U.S. commercial marketplace. The company manufactures and sells a diverse portfolio of products across several therapeutic areas for the hospital setting, including analgesics/anesthetics, orthopedics, oncology, and urology.

Mylan is not assuming any of Bioniche Pharma’s outstanding debt or acquiring the company’s cash as part of the transaction. Mylan expects to finance this transaction using a combination of cash on hand and available borrowings. The closing of this transaction is conditioned upon regulatory approvals and other customary closing conditions and is expected to occur within 60 days of signing the agreement.

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

Executive Overview

Mylan is the world’s third largest producer of generic and specialty pharmaceuticals, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans more than 140 countries and territories. Employing over 15,500 people, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to customer service. Through its Matrix Laboratories Limited (“Matrix”) subsidiary, Mylan controls one of the world’s largest active pharmaceutical ingredient (“API”) manufacturers with respect to the number of drug master files filed with regulatory agencies. This relationship makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain.

Mylan previously had three reportable segments, “Generics”, “Specialty” and “Matrix.” The Matrix Segment consisted of Matrix, which was previously a publicly traded company in India, in which Mylan held a 71.2% ownership stake. Following the acquisition of additional interests in Matrix, beginning in 2009, and its related delisting from the Indian stock exchanges, Mylan now has two reportable segments, “Generics” and “Specialty.” Mylan revised its segment disclosure to align with how the business is being managed after those changes. The former Matrix Segment is included within the Generics Segment. Information for earlier periods has been recast.

Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule or transdermal patch form, as well as API. Specialty engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. We also report in Corporate/Other certain research and development expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase-accounting items, impairment charges, and other items not directly attributable to the segments.

Issuance of Senior Notes

During the quarter ended June 30, 2010, we issued $550.0 million of 7.625% Senior Notes due 2017 (the “2017 Notes”) and $700.0 million of 7.875% Senior Notes due 2020 (the “2020 Notes”). These notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933 to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2017 Notes and 2020 Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.

The 2017 Notes bear interest at a rate of 7.625% per year, accruing from May 19, 2010. Interest on the 2017 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2017 Notes will mature on July 15, 2017, subject to earlier repurchase or redemption in accordance with the terms of the indenture. The 2020 Notes bear interest at a rate of 7.875% per year, accruing from May 19, 2010. Interest on the 2020 Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2020 Notes will mature on July 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the indenture.

The Company used $1.0 billion of the net proceeds of the 2017 Notes and 2020 Notes offering to repay a portion of the U.S. Tranche B Term Loans due under the terms of its senior credit agreement (“Senior Credit Agreement”).

Pending Acquisition of Bioniche Pharma Holdings Limited

On July 14, 2010, the Company entered into an agreement to acquire Bioniche Pharma Holdings Limited (“Bioniche Pharma”), a privately held, global injectable pharmaceutical company, for $550.0 million in cash. Most of Bioniche Pharma’s sales are derived in the U.S. commercial marketplace. The company manufactures and sells a diverse portfolio of products across several therapeutic areas for the hospital setting, including analgesics/anesthetics, orthopedics, oncology, and urology.

Mylan is not assuming any of Bioniche Pharma’s outstanding debt or acquiring the company’s cash as part of the transaction. Mylan expects to finance this transaction using a combination of cash on hand and available borrowings. The closing of this transaction is conditioned upon regulatory approvals and other customary closing conditions and is expected to occur within 60 days of signing the agreement.

Financial Summary

For the three months ended June 30, 2010, Mylan reported total revenues of $1.37 billion compared to $1.27 billion for the three months ended June 30, 2009. This represents an increase in revenues of $101.6 million, or 8.0%. Consolidated gross profit for the current quarter was $541.9 million compared to $527.8 million in the comparable prior year period, an increase of $14.1 million, or 3%. For the current quarter, earnings from operations of $194.6 million were realized compared to $174.7 million for the three months ended June 30, 2009. The impact of foreign currency translation on consolidated sales for the current quarter was not significant.

The net earnings attributable to Mylan Inc. common shareholders for the three months ended June 30, 2010 were $51.5 million, which translates into earnings per diluted share of $0.16. In the same prior year period, the net earnings attributable to Mylan Inc. common shareholders were $58.1 million, which translates into earnings per diluted share of $0.19. A more detailed discussion of the company’s financial statements can be found below in the section titled “Results of Operations.”

Included in the results for the three months ended June 30, 2010 and 2009 are the following items of note:

Three months ended June 30, 2010:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $71.3 million;

•	Interest of $13.5 million, primarily related to the accretion of the discounts on our convertible debt instruments;

•	Charges, related to the refinancing, of $15.0 million, primarily swap termination fees and the write-off of deferred financing costs included in other (expense) income, net;

•	Net unfavorable litigation charges of $12.1 million;

•	Additional costs, primarily restructuring, totaling $18.4 million; and

•	A tax effect of $53.1 million related to the above items and other taxes.

Three months ended June 30, 2009:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $70.1 million;

•	Interest of $10.7 million relating to the accretion of the discounts on our convertible debt instruments;

•	Net favorable litigation of $0.6 million;

•	A charge of $18.0 million related to an up-front payment made with respect to the Company’s execution of a co-development agreement;

•	A net gain of approximately $10.4 million on the termination of two joint ventures;

•	Additional costs, primarily restructuring, related to the integration of acquired entities, and other costs, totaling $11.0 million; and

•	A tax effect of $44.2 million related to the above items and other taxes.

Mylan’s financial results for the six months ended June 30, 2010 include total revenues of $2.66 billion compared to $2.48 billion for the six months ended June 30, 2009, representing an increase of $184.0 million, or 7.4%. Translating total revenues for the six months ended June 30, 2010 at prior year exchange rates would have resulted in year-over-year growth, excluding the effect of foreign currency of approximately $120 million, or 5%. Consolidated gross profit for the six months ended June 30, 2010 was $1.06 billion compared to $1.05 billion in the same prior year period. For the six months ended June 30, 2010, earnings from operations of $393.1 million were realized compared to $402.1 million for the same prior year period.

The net earnings attributable to Mylan Inc. common shareholders for the six months ended June 30, 2010 were $112.6 million, which translates into earnings per diluted share of $0.36. In the same prior year period, net earnings attributable to Mylan Inc. common shareholders were $129.4 million, which translates into earnings per diluted share of $0.42. A more detailed discussion of the Company’s financial statements can be found below in the section titled “Results of Operations.”

Included in the results for the six months ended June 30, 2010 and 2009 are the following items of note:

Six months ended June 30, 2010:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $143.0 million;

•	Interest of $24.4 million, primarily related to the accretion of discounts on our convertible debt instruments;

•	Net unfavorable litigation charges of $12.8 million;

•	Charges, related to the refinancing, of $15.0 million, primarily swap termination fees and the write-off of deferred financing costs included in other (expense) income, net;

•	Additional costs, primarily restructuring, totaling $30.5 million; and

•	A tax effect of $86.2 million related to the above items and other taxes.

Six months ended June 30, 2009:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $139.1 million;

•	Other revenues of approximately $28.5 million resulting from the cancellation of product development agreements for which the revenue had been previously deferred;

•	Interest of $20.9 million relating to the accretion of the discounts on our convertible debt instruments;

•	Net favorable litigation of $2.8 million;

•	A charge of $18.0 million related to an up-front payment made with respect to the Company’s execution of a co-development agreement;

•	A net gain of approximately $10.4 million on the termination of two joint ventures;

•	Additional costs, primarily restructuring, related to the integration of acquired entities, and other costs, totaling $35.1 million; and

•	A tax effect of $72.4 million related to the above items and other taxes.

Results of Operations

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.37 billion compared to $1.27 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.36 billion compared to $1.26 billion for the same prior year period, representing an increase of $100.7 million, or 8%. The impact of foreign currency translation on consolidated sales for the current quarter was not significant.

Other third party revenues for the current quarter were $12.0 million compared to $11.2 million in the same prior year period, an increase of $0.8 million.

Gross profit for the three months ended June 30, 2010 was $541.9 million, and gross margins were 39.6%. For the three months ended June 30, 2009, gross profit was $527.8 million, and gross margins were 41.7%. Gross profit for the current quarter is impacted by certain purchase accounting related items recorded during the three months ended June 30, 2010, of approximately $71.3 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 44.8%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $70.1 million. Excluding such items, gross margins in the prior year would have been approximately 47.2%.

The decrease in gross margins, excluding the items noted above, can generally be attributed to the impact of the timing of significant product launches. During the first quarter of 2009, Mylan launched divalproex sodium extended-release (“divalproex ER”) tablets, the generic version of Abbott Laboratories’ Depakote® ER. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity, as was the case with divalproex ER, or in periods of limited generic competition.

Generics Segment

For the current quarter, Generics third party net revenues were $1.23 billion compared to $1.13 billion in the comparable prior year period, an increase of $98.4 million, or 8.7%. Translating Generics third party net revenues for the current quarter at prior year comparative period exchange rates would have resulted in year-over-year growth, excluding the effect of foreign currency of approximately $96 million, or 8%. The impact of foreign currency was not significant as the unfavorable impact of the Euro devaluation was almost fully offset by the strengthening of the Indian Rupee, Japanese Yen, Australian Dollar and Canadian Dollar against the U.S. Dollar. Generics sales are primarily in or from the U.S. and Canada (collectively “North America”), Europe, Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan, and New Zealand (collectively, “Asia Pacific”).

Third party net revenues from North America were $588.8 million for the current quarter, compared to $525.5 million for the comparable prior year period, representing an increase of $63.3 million, or 12.0%. However, excluding the effect of foreign currency, calculated as described above, the increase was approximately $59 million, or 11%. New products launched in the U.S. and Canada contributed sales of $91.9 million. Additionally, volume on certain existing products increased primarily as a result of Mylan’s ability to remain a source of stable supply as certain competitors experienced regulatory and supply issues. Partially offsetting these increases was unfavorable pricing on certain other existing products, including divalproex ER. Additional generic competition on divalproex ER entered the market in August 2009. As such, sales of divalproex ER in the current quarter were significantly lower than the comparable prior year quarter.

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

Third party net revenues from EMEA were $378.6 million for the three-month period ended June 30, 2010, compared to $392.7 million for the comparable prior year period, a decrease of $14.1 million, or 3.6%. However, foreign currency translation had a negative impact on sales for the current quarter, reflecting the weakening of the Euro against the U.S. Dollar. Translating current quarter third party net revenues from EMEA at prior year exchange rates would have resulted in year-over-year growth excluding the effect of foreign currency of approximately $11 million, or 3%. This increase was driven by new product launches in several markets totaling approximately $30.7 million, as well as favorable market dynamics in certain countries, including, most significantly, Italy, partially offset by unfavorable pricing in other European markets.

In Italy, third party sales almost doubled on a constant currency basis, driven by successful new product launches and increased market penetration, which resulted in increased volume, as well as certain regulatory changes that positively affected pricing in the generics market.

In Spain, excluding the effect of foreign currency, new product launches more than offset the impact of certain recent regulatory actions that had a negative impact on pricing across the portfolio. In France, however, competitive pressure resulted in lower pricing which more than offset the favorable contribution from new products and increased sales of existing products, and resulted in a net decrease in third party local currency sales.

Certain markets in which we do business have recently undergone government-imposed price reductions, thereby increasing pricing pressures on pharmaceutical products. This is true in Australia as well as several European countries. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic substitution.

A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. While certain of our subsidiaries, including those in the U.K. and the Netherlands, have benefited from recent tenders, sales in Germany continue to be negatively affected by the implementation of tender systems in that country.

In Asia Pacific, third party net revenues were $265.1 million for the three-month period ended June 30, 2010, compared to $215.9 million for the comparable prior year period, an increase of $49.2 million, or 22.8%. However, excluding the effect of foreign currency, calculated as described above, the increase was approximately $27 million, or 12%. This increase is primarily driven by higher third party sales in India and Japan.

In India, the increase in third party net revenues is due to double-digit growth, excluding the effect of foreign currency, in sales of both anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $33.9 million for the three months ended June 30, 2010, compared to $10.0 million in the comparable prior year period. These intercompany sales eliminate within and, therefore, are not included in Generics or consolidated net revenues.

Specialty Segment

For the current quarter, Specialty reported third party net revenues of $124.0 million, an increase of $2.3 million, or 1.9%, over the comparable prior year period of $121.7 million. The most significant contributor to Specialty Segment revenues continues to be the EpiPen® Auto-injector, which is used in the treatment of severe allergic reactions. Globally, the EpiPen Auto-injector is the number one epinephrine auto-injector for the treatment of severe allergic reactions with world-wide market share of approximately 91%. In the U.S., the EpiPen Auto-injector is the number one prescribed treatment for severe allergic reactions with market share of approximately 96%.

Intercompany sales by Specialty totaled $17.2 million in the current quarter compared to $7.1 million in the same prior year period. The increase is due to the fact that, beginning in 2010, certain generic products previously sold to third parties by Specialty are now sold to Mylan subsidiaries in North America who, in turn, sell the products to third parties. Excluding the sale of such products from 2009 third party net revenues would have resulted in an increase in third party net revenues in the current quarter of $17.6 million or 14.0%.

Operating Expenses

Research and development (“R&D”) expense for the three months ended June 30, 2010 was $66.8 million, compared to $74.0 million in the same prior year period, a decrease of $7.2 million. This decrease was primarily the result of a charge of $18.0 million in the prior year related to an up-front payment made with respect to the Company’s execution of a co-development agreement. Excluding this item, R&D expense increased, primarily in Generics, as a result of increased product development activity.

Selling, general and administrative (“SG&A”) expense for the current quarter was $268.4 million, compared to $279.7 million for the same prior year period, a decrease of $11.3 million. This decrease is the result of charges, recorded in the prior year, with respect to certain restructuring initiatives, and the subsequent cost savings that have resulted.

Interest Expense

Interest expense for the three months ended June 30, 2010, totaled $78.4 million, compared to $78.2 million for the three months ended June 30, 2009. In March 2009, we pre-paid all of our required 2010 principal payments on our term debt, and in December 2009, we pre-paid all of our required 2011 principal payments on our term debt. The effect of the pre-payments was offset by the effect of the debt offering in the current period. Included in interest expense for the current quarter and the comparable prior year period are $11.4 million and $10.7 million of accretion of the discounts on our convertible debt instruments.

Other (Expense) Income, net

Other (expense) income, net, was expense of $15.2 million in the current quarter compared to income of $25.3 million in the comparable prior year period. Included in the current quarter are charges associated with the termination of certain interest rate swaps totaling $7.4 million and the write-off of previously deferred financing fees of $7.6 million, in conjunction with the debt offering during the quarter. In the prior year quarter, other (expense) income consisted primarily of a favorable adjustment of $13.9 million to the restructuring reserve as a result of a reduction in the estimated remaining spending on accrued projects, as well as a net gain of $10.4 million realized on the termination of two joint ventures.

Income Tax Expense

We recorded income tax expense of $14.0 million in the current quarter compared to $26.2 million in the prior year quarter. The decrease in tax expense is driven by a decrease in taxable income, as well as a decrease in the effective tax rate. The effective rate for the current year quarter was 13.9%, versus 21.4% in the comparable prior year period. The decrease in the effective rate was largely due to reductions in certain tax reserves stemming from statutory and other changes.

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009

Total Revenues and Gross Profit

For the current six-month period, Mylan reported total revenues of $2.66 billion compared to $2.48 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current six months were $2.63 billion compared to $2.42 billion for the same prior year period, representing an increase of $210.5 million, or 8.7%. Sales were favorably impacted by the effect of foreign currency translation, primarily reflecting stronger functional currencies in certain of Mylan’s subsidiaries, primarily those in Australia, Japan, India and Canada, compared to the U.S. Dollar. The impact of foreign currency translation related to the Euro was insignificant between the two comparative periods. Translating current year third party net revenues at prior year exchange rates would have resulted in year-over-year growth excluding foreign currency of approximately $146 million, or 6%.

Other revenues from third parties for the six months ended June 30, 2010 were $26.3 million compared to $52.7 million in the same prior year period, a decrease of $26.5 million, or 50.2%. During the six months ended June 30, 2009, within Generics, we recognized $26.0 million of incremental revenue resulting from the cancellation of product development agreements for which the revenue had been previously deferred. There was no such revenue recognized during the current year period.

Gross profit for the six months ended June 30, 2010 was $1.06 billion, and gross margins were 39.8%. For the six months ended June 30, 2009, gross profit was $1.05 billion, and gross margins were 42.5%. Gross profit for the current year to date period is impacted by certain purchase accounting related items recorded during the six months ended June 30, 2010, of approximately $143.0 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 45.1%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $139.1 million. Excluding such items, gross margins in the prior year would have been approximately 48.1%.

The decrease in gross margins, excluding the items noted above, can generally be attributed to the impact of the timing of significant product launches. During the first quarter of 2009, Mylan launched divalproex ER. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity, as was the case with divalproex ER, or in periods of limited generic competition.

Generics Segment

For the six months ended June 30, 2010, Generics reported third party net revenues of $2.43 billion, compared to $2.22 billion in the comparable prior year period, an increase of $204.8 million, or 9.2%. Excluding the effect of foreign currency, calculated as described above, the increase was approximately $141 million, or 6%.

Third party net revenues from North America were $1.14 billion for the six-month period, compared to $1.07 billion for the comparable prior year period, representing an increase of $66.3 million, or 6.2%. Excluding the effect of foreign currency, calculated as described above, the increase was approximately $55 million, or 5%. This increase was driven by sales contributed from new products in the U.S. and Canada in the amount of $148.5 million, and increased revenues on certain products as a result of Mylan’s ability to remain a source of stable supply as certain competitors experienced regulatory and supply issues. Partially offsetting these increases were decreases in certain other existing products, such as divalproex ER. Additional generic competition on divalproex ER entered the market in August 2009. As such, sales of divalproex ER in the current year were significantly lower than in the prior year.

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

Third party net revenues from EMEA were $785.5 million for the six-month period ended June 30, 2010, compared to $746.4 million for the comparable prior year period, an increase of $39.1 million, or 5.2%. The increase in EMEA third party net revenues was driven by new product launches in several European markets, which totaled approximately $61.1 million, as well as favorable market dynamics in certain countries, particularly Italy and the U.K., partially offset by unfavorable pricing. The impact of foreign currency translation on EMEA sales for the current six-month period was not significant.

In Italy, the increase in third party sales was driven by successful new product launches and increased market penetration, which resulted in increased volume, as well as certain regulatory changes that positively affected pricing in the generics market.

In the U.K., prior year third party sales were negatively impacted by excess supply in the market at that time. Since the second quarter of 2009, these supply issues have been resolved, which led to the increases in revenue in the current year. Also contributing to the increase in U.K. sales in the current year was a successful bid on a recent government tender.

While the U.K. benefitted from its recent tender, sales in Germany continue to be negatively affected by the implementation of tender systems in that country. Current year to date revenues were negatively impacted by the price reductions as a result of these tenders, as well as general pricing pressure on its non-tender business and the loss of exclusivity on certain Statutory Health Insurance contracts.

In Spain, excluding the effect of foreign currency, new product launches more than offset the impact of certain recent regulatory actions that had a negative impact on pricing across the portfolio.

In France, competitive pricing pressures drove a decrease in third party sales in the current year versus the prior year comparable period. The impact on pricing more than offset increases due to new product launches and increased sales of existing products.

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

In Asia Pacific, third party net revenues were $501.2 million for the six-month period ended June 30, 2010, compared to $401.8 million for the comparable prior year period, an increase of $99.4 million, or 24.7%. However, excluding the effect of foreign currency, calculated as described above, the increase was approximately $47 million, or 12%. This increase is primarily driven by higher third party sales from India and Japan.

In India, the increase in third party net revenues is due to double-digit growth, excluding the effect of foreign currency, in sales of both ARV FDF generic products and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $64.0 million for the six months ended June 30, 2010, compared to $20.2 million in the comparable prior year period. These intercompany sales eliminate within and, therefore, are not included in Generics or consolidated net revenues.

Specialty Segment

For the six months ended June 30, 2010, Specialty reported third party net revenues of $206.7 million, an increase of $5.7 million, or 2.8% over the comparable prior year period of $201.0 million. The most significant contributor to Specialty revenues continues to be the EpiPen® Auto-injector, which is used in the treatment of severe allergic reactions. Globally, the EpiPen Auto-injector is the number one epinephrine auto-injector for the treatment of severe allergic reactions with world-wide market share of approximately 91%. In the U.S., the EpiPen Auto-injector is the number one prescribed treatment for severe allergic reactions with market share of approximately 96%.

Intercompany sales of product by Specialty totaled $33.7 million in the current six-month period compared to $11.4 million in the same prior year period. As in the quarter, the increase is due to the fact that, beginning in 2010, certain generic products previously sold to third parties by Specialty are now sold to Mylan subsidiaries in North America who, in turn, sell the products to third parties. Excluding the sale of such products from 2009 third party net revenues would have resulted in an increase in third party net revenues in the current year of $39.4 million or 18.7%.

In addition to the continued strong sales of the EpiPen Auto-injector, the increase in third-party sales was driven by increased sales of Perforomist® Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease.

Operating Expenses

R&D expense for the six months ended June 30, 2010 was $128.1 million, compared to $132.9 million in the same prior year period, a decrease of $4.8 million. This decrease is primarily the result of an up-front payment of $18.0 million made in the prior year, related to our execution of a co-development agreement, offset partially by increases in certain other R&D costs and an unfavorable effect of foreign exchange.

SG&A expense for the six months ended June 30, 2010 was $524.1 million, compared to $521.3 million for the same prior year period, an increase of $2.8 million. This increase is due to the effect of foreign exchange. Excluding this effect, SG&A decreased mainly due to fewer restructuring costs in the current year and the cost savings realized by previously implemented restructuring programs.

Interest Expense

Interest expense for the six months ended June 30, 2010, totaled $152.4 million, compared to $163.2 million for the six months ended June 30, 2009. In March 2009, we pre-paid all of our required 2010 principal payments on our term debt, and in December 2009, we pre-paid all of our required 2011 principal payments on our term debt, which, along with lower overall interest rates, drove the decrease in interest expense, which was partially offset by the effect of the debt offering in the current period. Included in interest expense for the current six months and the comparable prior year period are $22.4 million and $20.9 million of accretion of the discounts on our convertible debt instruments.

Other (Expense) Income, net

Other (expense) income, net was expense of $14.1 million in the current six-month period compared to income of $29.5 million in the comparable prior year period. Included in the current year are charges associated with the termination of certain interest rate swaps totaling $7.4 million and the write-off of previously deferred financing fees of $7.6 million, in conjunction with the debt offering during the current period. The prior year period includes a favorable adjustment of $13.9 million to the restructuring reserve as a result of a reduction in the estimated remaining spending on accrued projects, as well as a net gain of $10.4 million realized on the termination of two joint ventures.

Income Tax Expense

We recorded income tax expense of $45.3 million in the six months ended June 30, 2010 compared to $63.6 million in the comparable prior year period. The decrease in tax expense is driven by a decrease in taxable income, as well as a decrease in the effective tax rate. The effective rate for the current year period was 20.0%, versus 23.7% in the comparable prior year period. The decrease in the effective rate was largely due to the utilization of certain foreign tax credits.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations, which was $359.1 million for the six months ended June 30, 2010. Included in this amount is approximately $98.8 million representing a tax refund received in the first quarter. We believe that cash provided by operating activities will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations, preferred stock dividend payments and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. During the six months ended June 30, 2010, changes in operating assets and liabilities resulted in a net cash outflow of $117.7 million, primarily due to the timing of the collection of cash receipts from our customers.

Cash used in investing activities for the six months ended June 30, 2010 was $54.4 million, consisting primarily of capital expenditures. Capital expenditures were $53.3 million, and were made primarily for equipment, including a portion related to our previously announced planned expansions and integration plans. Capital expenditures for the year 2010 are expected to be approximately $250.0 million.

Cash provided by financing activities was $172.2 million for the six months ended June 30, 2010. In May of 2010, we completed a private placement of $550.0 million aggregate principal amount of 7.625% Senior Notes due 2017 and $700.0 million aggregate principal amount of 7.875% Senior Notes due 2020. We used $1.0 billion of the net proceeds from the private placement to repay a portion of our outstanding term loans. Additionally, we paid cash dividends of $69.5 million on our 6.5% mandatory convertible preferred stock. The preferred stock will automatically convert into common stock on November 15, 2010, and the last dividend payment is expected on that date.

As of June 30, 2010, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the June 30, 2010 period was more than 130% of the applicable conversion reference price of $13.32 at June 30, 2010, the $575.0 million of Cash Convertible Notes were currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations. Additionally, for certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan. The inability or denial of Merck KGaA to pay on an indemnified claim could have a material adverse effect on our financial position, results of operations or cash flows.

Our Condensed Consolidated Balance Sheet as of June 30, 2010 includes restructuring reserves of $23.4 million. Spending against this balance, which consists primarily of severance and related costs and costs associated with the previously announced rationalization and optimization of our global manufacturing and research and development platforms, is expected to occur over the next two years, with the majority in 2010.

On July 19, 2010, the Company announced that a quarterly dividend of $16.25 per share was declared, based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share, payable on August 16, 2010, to the holders of preferred stock of record as of August 1, 2010.

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

We are continuously evaluating the potential acquisition of products, as well as companies, as a strategic part of our future growth. Consequently, we may utilize current cash reserves or incur additional indebtedness to finance any such acquisitions, which could impact future liquidity. In addition, on an ongoing basis, we review our operations including the evaluation of potential divestitures of products and businesses as part of our future strategy. Any divestitures could impact future liquidity. In July 2010, we entered into an agreement to acquire Bioniche Pharma, a privately held, global injectable pharmaceutical company, for $550.0 million in cash. Though the transaction remains subject to customary closing conditions, we believe Bioniche Pharma will provide Mylan not only an immediate entry into the North American injectables market but also a platform for future growth opportunities.

At June 30, 2010 and December 31, 2009, we had $83.2 million and $77.5 million, respectively, outstanding under existing letters of credit. Additionally, as of June 30, 2010, we had $46.7 million available under the $100.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at June 30, 2010, excluding the discounts and conversion features, are as follows for each of the periods ending December 31:

	U.S.	Euro	U.S.	Euro	Senior	Cash
	Tranche A	Tranche A	Tranche B	Tranche B	Convertible	Convertible	2017	2020
	Term Loans	Term Loans	Term Loans	Term Loans	Notes	Notes	Notes	Notes	Total
	(In thousands)

2010	$—	$—	$—	$—	$—	$—	$—	$—	$—
2011	—	—	—	—	—	—	—	—	—
2012	78,125	107,437	—	6,439	600,000	—	—	—	792,001
2013	78,125	107,437	—	6,439	—	—	—	—	192,001
2014	—	—	1,453,760	605,228	—	—	—	—	2,058,988
2015	—	—	—	—	—	575,000	—	—	575,000
Thereafter	—	—	—	—	—	—	550,000	700,000	1,250,000

Total	$156,250	$214,874	$1,453,760	$618,106	$600,000	$575,000	$550,000	$700,000	$4,867,990

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in lines of business. The Senior Credit Agreement contains financial covenants requiring maintenance of a minimum interest coverage ratio and a senior leverage ratio, both of which are defined within the agreement. We have been compliant with the financial covenants during the six months ended June 30, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued revised accounting guidance for multiple-deliverable revenue arrangements. The amended guidance requires that consideration received be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, under the terms by which Mylan acquired the former Merck Generics business. An adverse outcome in any of these proceedings, or the inability or denial of Merck KGaA to pay an indemnified claim, could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which is proceeding in the Court of Appeals for the D.C. Circuit. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $40.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheets) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases may go to trial in 2010. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously. On January 27, 2010, in the New York Counties cases, the U.S. District Court for the District of Massachusetts granted the plaintiffs’ motion for partial summary judgment as to liability under New York Social Services Law § 145-b against Mylan and several other defendants. The District Court has not ruled on the remaining issues of liability and damages. On February 8, 2010, Mylan, and a majority of the other defendants, filed a motion to amend the court’s decision, requesting the court to certify a question of New York state law pertaining to the court’s finding of requisite causation under the Social Services Law to the First Circuit Court of Appeals, so that the defendants could in turn request that the First Circuit Court of Appeals certify the question to the New York Court of Appeals. The District Court denied this motion on May 4, 2010.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In February 2010, the Company reached an agreement in principle to settle this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement is contingent upon the execution of definitive settlement documents and court approval. The settlement would resolve a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan has reached agreement in principle to settle the Hawaii state action, which settlement is contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company has accrued $160 million in connection with the above-mentioned settlement in principle and the remaining state actions. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts reserved.

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

Dey is a defendant currently in lawsuits brought by the state AGs of California, Illinois, Kentucky, Pennsylvania and Wisconsin, as well as three New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. Dey’s motion for partial summary judgment in that case is pending, as is the Government’s cross-motion. The Government has asserted that Dey is jointly liable with a codefendant and seeks recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims. Certain of these cases may go to trial in 2010. Dey intends to defend each of these actions vigorously. The Company has approximately $97.8 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA. As a result, the Company has recorded approximately $97.8 million in other assets.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in the Eastern District of Pennsylvania, the Northern District of Ohio and a lawsuit originally filed in Tennessee state court by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan requesting documents in connection with its lawsuit against Cephalon. Mylan is in the process of responding to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. There are approximately 1,008 cases pending against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. Certain of these cases may go to trial in 2010. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows.

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

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry. The Company and Mylan S.A.S. received an additional request for information with the same case reference on December 18, 2009 and have responded to the questionnaire. An additional request was received on March 18, 2010. Mylan S.A.S. has responded to this request. Mylan is cooperating with the Commission in connection with the investigation. No statement of objections has been filed against Mylan in connection with the investigation.

Other Litigation

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the acquisition of the former Merck Generics business. While it is not feasible to predict the ultimate outcome of such other proceedings, the ultimate outcome of any such proceeding is not expected to have a material adverse effect on its financial position, results of operations or cash flows.

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

Over the past few years, the global economy has undergone a period of unprecedented volatility, and the economic environment may continue to be less favorable than that of past years. This has led, and could further lead, to reduced consumer spending in the foreseeable future, and this may include spending on healthcare. While generic drugs present an ideal alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare. In addition, reduced consumer spending may drive us and our competitors to decrease prices. These conditions may adversely affect our industry, business, financial position and results of operations and may cause the market value of our common stock to decline.

OUR INTEGRATION OF ACQUIRED BUSINESSES INVOLVES A NUMBER OF RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

There are a number of operational risks associated with the integration of acquired businesses, including Bioniche Pharma (upon completion). These risks include, but are not limited to, difficulties in achieving identified financial and operating synergies, cost savings, revenue synergies and growth opportunities; difficulties in consolidating information technology platforms, business applications and corporate infrastructure; our substantial indebtedness and assumed liabilities; challenges in operating in other markets outside of the U.S. that are new to us; and the unanticipated effects of export controls, exchange rate fluctuations, domestic and foreign political conditions or domestic and foreign economic conditions.

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

We have grown very rapidly over the past few years, through our acquisitions of the former Merck Generics business and Matrix, and we have recently announced the planned acquisition of Bioniche Pharma. This growth has put significant demands on our processes, systems and people. We expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage and support our rapid growth, there may be a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally. Any of the above factors could have a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

MATRIX, AN IMPORTANT PART OF OUR BUSINESS, IS LOCATED IN INDIA AND IT IS SUBJECT TO REGULATORY, ECONOMIC, SOCIAL AND POLITICAL UNCERTAINTIES IN INDIA. THESE UNCERTAINTIES CREATE RISKS WHICH COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, provides for a period of 180 days of generic marketing exclusivity for each abbreviated new drug application (“ANDA”) applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with Paragraph IV certifications, the FDA cannot grant final approval to other ANDA sponsors holding applications for the same generic equivalent. If an ANDA containing a Paragraph IV certification is successful and the applicant is awarded exclusivity, the applicant generally enjoys higher market share, net revenues and gross margin for that product. Even if we obtain FDA approval for our generic drug products, if we are not the first ANDA applicant to challenge a listed patent for such a product, we may lose significant advantages to a competitor that filed its ANDA containing such a challenge. The same would be true in situations where we are required to share our exclusivity period with other ANDA sponsors with Paragraph IV certifications. Such situations could have a material adverse effect on our ability to market that product profitably and on our business, financial position and results of operations, and the market value of our common stock could decline.

In Europe, there is no exclusivity period for the first generic. The European Medicines Agency or national regulatory agencies may grant marketing authorizations to any number of generics. However, if there are other relevant patents when the core patent expires, for example, new formulations, the owner of the original brand pharmaceutical may be able to obtain preliminary injunctions in certain European jurisdictions preventing launch of the generic product, if the generic company did not commence proceedings in a timely manner to invalidate any relevant patents prior to launch of its generic.

In addition, in other jurisdictions outside the U.S., we may face similar regulatory hurdles and constraints. If we are unable to navigate our products through all of the regulatory hurdles we face in a timely manner it could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In the U.S., some companies have lobbied Congress for amendments to the Hatch-Waxman legislation that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time a new drug application is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.

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

Sales of a limited number of our products from time to time represent a significant portion of our net revenues, gross profit and net earnings. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

WE DEPEND TO A LARGE EXTENT ON THIRD-PARTY SUPPLIERS AND DISTRIBUTORS FOR THE RAW MATERIALS, PARTICULARLY THE CHEMICAL COMPOUND(S) COMPRISING THE ACTIVE PHARMACEUTICAL INGREDIENT, THAT WE USE TO MANUFACTURE OUR PRODUCTS AS WELL AS CERTAIN FINISHED GOODS. A PROLONGED INTERRUPTION IN THE SUPPLY OF SUCH PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

Several countries in which we operate have implemented, or plan to implement, government mandated price reductions, including but not limited to Spain, Portugal, Italy, Australia, Japan and Canada. When such price cuts occur, pharmaceutical companies have generally experienced significant declines in revenues and profitability and uncertainties continue to exist within the market. Such price reductions could have an adverse effect on our business, and as uncertainties are resolved or if other countries in which we operate enact similar measures, they could have a further material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In addition, in limited circumstances, entities we acquired in the acquisition of the former Merck Generics business are party to litigation in matters under which we are entitled to indemnification by Merck KGaA. However, there are risks inherent in such indemnities and, accordingly, there can be no assurance that we will receive the full benefits of such indemnification, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In February 2010, the Obama administration released its fiscal year 2011 budget, which reintroduced, in somewhat modified form, several proposals originally proposed in May 2009 to change U.S. income tax rules, including proposals for U.S. international tax reform. The proposals would, among other things, limit the use of foreign tax credits to reduce residual U.S. income tax on non-U.S. source income and defer the deduction of interest attributable to non-U.S. source income of foreign subsidiaries. Each of these proposals would be effective only for taxable years beginning after December 31, 2010. We cannot determine whether these proposals will be enacted into law or what, if any, changes will be made to such proposals prior to their being enacted into law. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

The Tax Extenders Act of 2009 includes legislation which would extend, for one year, 49 expiring tax provisions. On May 20, 2010, a new tax extenders bill, the American Jobs and Tax Loophole Closing Act of 2010, was introduced. This bill was passed by the House on May 28, 2010 and is now pending action in the Senate. The total impact to the Company of an extension of these expiring tax provisions is currently unknown due to the potential impact of revenue offsets, which may be included in the final version of this legislation, if enacted. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE HAVE SUBSTANTIAL INDEBTEDNESS AND WILL BE REQUIRED TO APPLY A SUBSTANTIAL PORTION OF OUR CASH FLOW FROM OPERATIONS TO SERVICE OUR INDEBTEDNESS. OUR SUBSTANTIAL INDEBTEDNESS COULD LEAD TO ADVERSE CONSEQUENCES THAT MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our high level of indebtedness could have important consequences, including but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flow from operations and proceeds of any equity issuances to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	making it difficult for us to optimally capitalize and manage the cash flow for our businesses;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	making it difficult for us to meet the leverage and interest coverage ratios required by our Senior Credit Agreement;

•	limiting our ability to borrow money or sell stock to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	increasing our vulnerability to increases in interest rates in general because a substantial portion of our indebtedness bears interest at floating rates;

•	requiring us to sell assets in order to pay down debt;

•	restricting us from exploiting business opportunities;

•	increasing our cost of borrowings; and

•	placing us at a competitive disadvantage to our competitors that have less debt.

Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we do not have sufficient cash flow to service our indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our Senior Credit Agreement allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire. In addition, if we incur additional debt, the risks described above could intensify. Furthermore, the global credit markets are currently experiencing an unprecedented contraction. If current pressures on credit continue or worsen, future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

OUR CREDIT FACILITIES, SENIOR UNSECURED NOTES, OTHER OUTSTANDING INDEBTEDNESS AND ANY ADDITIONAL INDEBTEDNESS WE INCUR IN THE FUTURE IMPOSE, OR MAY IMPOSE, SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM CAPITALIZING ON BUSINESS OPPORTUNITIES. THESE FACTORS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our credit facilities, senior unsecured notes, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates or restricting our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, our Senior Credit Agreement requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We may continue to seek to expand our product line through complementary or strategic acquisitions of other companies, including Bioniche Pharma, products or assets, including those in rapidly developing economies, or through joint ventures, licensing agreements or other arrangements or may determine to divest certain products or assets. Any such acquisitions, joint ventures or other business combinations may involve significant challenges in integrating the new company’s operations, and divestitures could be equally challenging. Either process may prove to be complex and time consuming and require substantial resources and effort. It may also disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, regulators and others with whom we have business or other dealings.

We may be unable to realize synergies or other benefits, including tax, expected to result from any acquisitions, including Bioniche Pharma, joint ventures or other transactions or investments we may undertake, or be unable to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits. Realization of the anticipated benefits of acquisitions or other transactions could take longer than expected, and implementation difficulties, unforeseen expenses, complications and delays, market factors or a deterioration in domestic and global economic conditions could alter the anticipated benefits of any such transactions. We may also compete for certain acquisition targets with companies having greater financial resources than us or other advantages over us that may prevent us from acquiring a target. These factors could impair our growth and ability to compete, require us to focus additional resources on integration of operations rather than other profitable areas, or otherwise cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1		Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
3.2		Bylaws of the registrant, as amended to date, filed as Exhibit 3.2 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4	.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4	.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.4		Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
4.5		Indenture, dated as of May 19, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 19, 2010, and incorporated herein by reference.
10.1		Purchase Agreement, dated as of May 12, 2010, among the registrant, the guarantors named therein and Goldman, Sachs & Co., as representative of the several purchasers named therein.
10.2		Share Purchase Agreement, dated as of July 14, 2010, by and among Mylan Inc., Mylan Luxembourg L3 S.C.S., Bioniche Pharma Holdings Limited, the shareholders party thereto and the optionholders party thereto, filed as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on July 16, 2010, and incorporated herein by reference.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc. (Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Chairman and Chief Executive Officer
(Principal Executive Officer)

July 29, 2010

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 29, 2010

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)

July 29, 2010

EXHIBIT INDEX

10.1		Purchase Agreement, dated as of May 12, 2010, among the registrant, the guarantors named therein and Goldman, Sachs & Co., as representative of the several purchasers named therein.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase