Form 10-Q
period 2010-09-30
MYLAN INC.
filed 2010-10-28
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	October 22, 2010

$0.50 par value	309,730,799

MYLAN INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2010

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2010 and 2009	3
	Condensed Consolidated Balance Sheets — September 30, 2010 and December 31, 2009	4
	Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2010 and 2009	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	43
ITEM 4.	Controls and Procedures	43

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	44
ITEM 1A.	Risk Factors	47
ITEM 5.	Other Information	67
ITEM 6.	Exhibits	67
SIGNATURES		69
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Period Ended September 30,
	Three Months		Nine Months
	2010	2009	2010	2009
	(Unaudited; in thousands, except per share amounts)

Revenues:
Net revenues	$1,344,999	$1,255,708	$3,979,648	$3,679,868
Other revenues	10,114	8,366	36,375	61,100

Total revenues	1,355,113	1,264,074	4,016,023	3,740,968
Cost of sales	775,056	759,094	2,377,818	2,182,488

Gross profit	580,057	504,980	1,638,205	1,558,480

Operating expenses:
Research and development	71,992	69,812	200,076	202,665
Selling, general and administrative	272,285	259,609	796,420	780,953
Litigation settlements, net	1,462	114,281	14,299	111,530

Total operating expenses	345,739	443,702	1,010,795	1,095,148

Earnings from operations	234,318	61,278	627,410	463,332
Interest expense	87,536	77,034	239,985	240,209
Other (expense) income, net	(15,269)	243	(29,437)	29,741

Earnings (loss) before income taxes and noncontrolling interest	131,513	(15,513)	357,988	252,864
Income tax (benefit) provision	(12,026)	(11,092)	33,245	52,539

Net earnings (loss)	143,539	(4,421)	324,743	200,325
Net (earnings) loss attributable to the noncontrolling interest	(356)	(841)	525	(6,658)

Net earnings (loss) attributable to Mylan Inc. before preferred dividends	143,183	(5,262)	325,268	193,667
Preferred dividends	34,759	34,759	104,276	104,276

Net earnings (loss) attributable to Mylan Inc. common shareholders	$108,424	$(40,021)	$220,992	$89,391

Earnings (loss) per common share attributable to Mylan Inc. common shareholders:
Basic	$0.35	$(0.13)	$0.72	$0.29

Diluted	$0.33	$(0.13)	$0.71	$0.29

Weighted average common shares outstanding:
Basic	309,446	305,285	308,470	304,951

Diluted	437,921	305,285	313,014	306,086

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited; in thousands,
	except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$610,921	$380,516
Restricted cash	23,813	47,965
Marketable securities	30,108	27,559
Accounts receivable, net	1,251,862	1,234,634
Inventories	1,221,765	1,114,219
Deferred income tax benefit	247,917	248,917
Prepaid expenses and other current assets	76,899	231,576

Total current assets	3,463,285	3,285,386
Property, plant and equipment, net	1,150,750	1,122,648
Intangible assets, net	2,562,387	2,384,848
Goodwill	3,568,519	3,331,247
Deferred income tax benefit	44,204	36,610
Other assets	617,896	640,995

Total assets	$11,407,041	$10,801,734

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$551,329	$518,252
Short-term borrowings	150,795	184,352
Income taxes payable	56,863	69,122
Current portion of long-term debt and other long-term obligations	7,741	9,522
Deferred income tax liability	1,335	1,986
Other current liabilities	954,278	934,913

Total current liabilities	1,722,341	1,718,147
Long-term debt	5,212,229	4,984,987
Other long-term obligations	460,123	485,905
Deferred income tax liability	469,408	467,497

Total liabilities	7,864,101	7,656,536

Equity
Mylan Inc. shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000
Shares issued: 2,139,000	1,070	1,070
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 399,344,974 and 396,683,892 as of September 30, 2010 and December 31, 2009	199,672	198,342
Additional paid-in capital	3,890,333	3,834,674
Retained earnings	881,123	660,130
Accumulated other comprehensive earnings	124,268	11,807

	5,096,466	4,706,023
Noncontrolling interest	12,812	14,052
Less: treasury stock — at cost
Shares: 89,718,669 and 90,199,152 as of September 30, 2010 and December 31, 2009	1,566,338	1,574,877

Total equity	3,542,940	3,145,198

Total liabilities and equity	$11,407,041	$10,801,734

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
	(Unaudited; in thousands)

Cash flows from operating activities:
Net earnings	$324,743	$200,325
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	309,872	296,949
Stock-based compensation expense	24,156	23,591
Change in estimated sales allowances	6,096	62,288
Deferred income tax benefit	(78,450)	(82,036)
Other non-cash items	104,486	51,284
Litigation settlements, net	14,299	111,530
Changes in operating assets and liabilities:
Accounts receivable	64,721	48,390
Inventories	(69,340)	11,188
Trade accounts payable	8,365	(57,854)
Income taxes	80,883	(59,038)
Deferred revenue	20,602	(24,029)
Other operating assets and liabilities, net	(73,485)	(36,038)

Net cash provided by operating activities	736,948	546,550

Cash flows from investing activities:
Capital expenditures	(96,270)	(83,135)
Change in restricted cash	24,856	(22,861)
Cash paid for acquisitions, net	(556,112)	(211,209)
Proceeds from sale of property, plant and equipment	4,947	—
Proceeds from sale of equity-method investee	—	23,333
Purchase of marketable securities	(7,835)	(4,278)
Proceeds from sale of marketable securities	4,739	14,970
Other items, net	4,975	237

Net cash used in investing activities	(620,700)	(282,943)

Cash flows from financing activities:
Cash dividends paid	(104,276)	(104,276)
Payment of financing fees	(23,704)	—
Change in short-term borrowings, net	(45,036)	(260)
Proceeds from issuance of long-term debt	1,569,300	6,236
Payment of long-term debt	(1,305,224)	(153,315)
Proceeds from exercise of stock options	37,215	8,803

Net cash provided by (used in) financing activities	128,275	(242,812)

Effect on cash of changes in exchange rates	(14,118)	6,469

Net increase in cash and cash equivalents	230,405	27,264
Cash and cash equivalents — beginning of period	380,516	557,147

Cash and cash equivalents — end of period	$610,921	$584,411

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The interim results of operations for the three and nine months ended September 30, 2010 and the interim cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes in the first three quarters of the year using an estimated effective tax rate for the full year with consideration to certain discrete tax items which occurred within the interim periods. In the three months ended September 30, 2010, the Company realized a tax benefit on positive earnings as a result of the release of several tax reserves, due to favorable tax rulings received from certain taxing authorities, as well as the expiration of certain statutes of limitations during the three-month period. The estimated annual effective tax rate for 2010 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2010 U.S. tax liabilities. The Company did not claim foreign tax credits against its 2009 U.S. tax liabilities. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

2.	Revenue Recognition and Accounts Receivable

Mylan recognizes revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs, are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the nine months ended September 30, 2010 except as discussed below. Such allowances were $586.2 million and $607.9 million at September 30, 2010 and December 31, 2009. Other current liabilities include $266.0 million and $238.2 million at September 30, 2010 and December 31, 2009, for certain sales allowances and other adjustments that are paid to indirect customers.

During the current quarter, Mylan launched minocycline hydrochloride extended release (“minocycline ER”) tablets, the generic version of Medicis Pharmaceuticals Corporation’s Solodyn® ER. After receiving final approval from the U.S. Food and Drug Administration on July 20, 2010, Mylan commenced immediate shipment of the product. Mylan also reached settlement and license agreements with Medicis Pharmaceuticals Corporation (“Medicis”) resolving patent litigation relating to minocycline ER, and the Company has ceased additional distribution. Pursuant to the terms of the agreements, Medicis will release Mylan from any liability related to the prior sales of the product, and Mylan will have the right to market minocycline ER in the U.S. beginning in November 2011, or earlier under certain circumstances.

As a result of significant uncertainties surrounding the pricing and market conditions with respect to this product, the Company is not able to reasonably estimate the amount of potential price adjustments, including product returns. Therefore, revenues on shipments of this product are currently being deferred until the resolution of such uncertainties. At the present time, such uncertainties are resolved upon our customers’ sale of this product. As a result, the Company is recognizing revenue only upon our customers’ sale of this product.

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

In April 2010, the FASB issued revised accounting guidance for the milestone method of revenue recognition. The amended guidance is effective for fiscal years beginning on or after June 15, 2010. It provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

4.	Acquisitions

Termination of Joint Ventures

During the nine months ended September 30, 2009, Matrix and Aspen Pharmacare Holdings Limited (“Aspen”) terminated two joint ventures in which each held a 50% share; Astrix Laboratories Limited (“Astrix”) and Fine Chemicals Corporation (“FCC”). Under the agreed upon terms, Matrix sold its 50% interest in FCC to Aspen for $23.3 million. At the same time, a wholly-owned subsidiary of Mylan purchased from Aspen its 50% interest in Astrix for $38.9 million. These transactions resulted in a net gain of approximately $10.4 million, which is included in other (expense) income, net, in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009. As of the date of purchase, June 1, 2009, the results of Astrix were consolidated with those of Mylan.

The Company accounted for the acquisition of the remaining 50% of Astrix using the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective fair values.

Biologics Agreement

On June 29, 2009, Mylan announced that it has executed a definitive agreement with Biocon Limited (“Biocon”), a publicly traded company on the Indian stock exchanges, for an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace.

As part of this collaboration, Mylan and Biocon will share development, capital and certain other costs to bring products to market. Mylan will have exclusive commercialization rights in the U.S., Canada, Japan, Australia, New Zealand and in the European Union and European Free Trade Association countries through a profit sharing arrangement with Biocon. Mylan will have co-exclusive commercialization rights with Biocon in all other markets around the world. In conjunction with executing this agreement, Mylan recorded an $18.0 million research and development charge in the nine months ended September 30, 2009 related to its up-front, non-refundable obligation pursuant to the agreement.

Bioniche Pharma

On September 7, 2010, the Company completed the acquisition of 100% of the outstanding equity in Bioniche Pharma Holdings Limited (“Bioniche Pharma”), a privately held, global injectable pharmaceutical company. The Company financed the transaction using a combination of cash on hand and long-term borrowings (see Note 10). In accordance with the FASB accounting guidance regarding business combinations, the Company used the purchase

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the estimate of their respective fair values.

Bioniche Pharma manufactures and sells a diverse portfolio of products across several therapeutic areas for the hospital setting, including analgesics/anesthetics, orthopedics, oncology, and urology, with most of the company’s sales made to customers in the U.S. The operating results of Bioniche Pharma from September 7, 2010 are included in the Condensed Consolidated Financial Statements as part of Mylan’s Generics Segment.

The purchase price of $543.7 million has been allocated to the assets acquired and liabilities assumed for the former Bioniche Pharma business as of the acquisition date as follows:

(In thousands)

Current assets (excluding inventories)	$41,680
Inventories	28,500
Property, plant and equiptment, net	16,211
Identified intangible assets	186,000
In-process research and development	143,000
Goodwill	207,390

Total assets acquired	622,781
Current liabilities	(37,389)
Deferred tax liabilities	(36,910)
Other non-current liabilities	(4,746)

Net assets acquired	$543,736

The allocation of the purchase price is not yet final, primarily related to certain income tax-related accounts. The amount allocated to acquired in-process research and development represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of the acquired in-process technology and research projects was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis, and will be tested for impairment in accordance with FASB accounting guidance.

The identified intangible assets of $186.0 million are comprised of product rights and licenses that have a weighted average useful life of approximately nine years. The goodwill of $207.4 million arising from the acquisition consists largely of the value of the employee workforce and the value of products to be developed in the future. All of the goodwill was assigned to Mylan’s Generics Segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Acquisition costs of $10.9 million and $12.5 million were expensed in the three and nine months ended September 30, 2010.

Pro Forma financial results

The operating results of Bioniche Pharma have been included in Mylan’s Condensed Consolidated Statement of Operations since September 7, 2010. The following table represents supplemental unaudited pro forma information as if the acquisition of Bioniche Pharma had occurred on January 1, 2010 for the three and nine months ended September 30, 2010 and on January 1, 2009 for the three and nine months ended September 30, 2009. This summary of the unaudited pro forma results of operations is not necessarily indicative of what Mylan’s results

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

of operations would have been had Bioniche Pharma been acquired at the beginning of each annual period presented and may not be indicative of future performance.

The unaudited pro forma financial information for the periods below includes the following charges directly attributable to the accounting for the acquisition: amortization of the step-up of inventory of $12.0 million for the nine months ended September 30, 2010 and 2009; amortization on intangibles of $5.2 million for the quarters ended September 30, 2009 and 2010; and amortization on intangibles of $15.6 million for the nine-month periods ended September 30, 2009 and 2010. In addition, the unaudited pro forma financial information for the periods presented includes the effects of certain additional borrowings used to purchase Bioniche Pharma as if they occurred on January 1, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited; in thousands, except per share amounts)

Total revenues	$1,386,730	$1,286,589	$4,127,302	$3,800,616

Net earnings (loss) attributable to Mylan Inc. before preferred dividends	136,521	(7,685)	305,021	178,521
Preferred dividends	34,759	34,759	104,276	104,276

Net earnings (loss) attributable to Mylan Inc. common shareholders	$101,762	$(42,444)	$200,745	$74,245

Earnings (loss) per common share attributable to Mylan Inc. common shareholders
Basic	$0.33	$(0.14)	$0.65	$0.24

Diluted	$0.31	$(0.14)	$0.64	$0.24

Weighted average common shares outstanding:
Basic	309,446	305,285	308,470	304,951

Diluted	437,921	305,285	313,014	306,086

Matrix

On March 26, 2009, the Company announced plans to buy the remaining public interest in Matrix Laboratories Limited (“Matrix”) from its minority shareholders pursuant to a voluntary delisting offer. At the time, the Company owned approximately 71.2% of Matrix through a wholly-owned subsidiary and controlled more than 76% of its voting rights. During the calendar year ended December 31, 2009, the Company completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix, bringing both the Company’s total ownership and control to over 96%. During the nine months ended September 30, 2010, Mylan completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix, for cash of approximately $5.0 million, bringing both the Company’s total ownership and control to approximately 97%.

In addition, during the three months ended September 30, 2010, approximately $10.0 million was paid as part of the purchase consideration for a finished dosage form manufacturing facility in India.

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

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at December 31, 2009	26,268,678	$15.22
Options granted	2,408,039	20.54
Options exercised	(2,667,422)	14.00
Options forfeited	(908,190)	14.91

Outstanding at September 30, 2010	25,101,105	$15.87

Vested and expected to vest at September 30, 2010	24,019,159	$15.89

Options exercisable at September 30, 2010	17,529,098	$15.88

As of September 30, 2010, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 5.67 years, 5.55 years and 4.43 years, respectively. Also at September 30, 2010, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $83.5 million, $79.4 million and $56.5 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards as of September 30, 2010 and the changes during the nine-month period ended September 30, 2010, are presented below:

	Number of	Weighted Average
	Restricted	Grant-Date
	Stock Awards	Fair Value per Share

Nonvested at December 31, 2009	2,464,600	$12.78
Granted	816,359	21.20
Released	(670,557)	13.57
Forfeited	(133,180)	12.46

Nonvested at September 30, 2010	2,477,222	$15.37

As of September 30, 2010, the Company had $39.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.68 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the nine months ended September 30, 2010 and September 30, 2009 was $32.6 million and $11.1 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Balance Sheet Components

Selected balance sheet components consist of the following:

	September 30, 2010	December 31, 2009
	(In thousands)

Inventories:
Raw materials	$317,619	$287,128
Work in process	235,647	198,280
Finished goods	668,499	628,811

	$1,221,765	$1,114,219

Property, plant and equipment:
Land and improvements	$71,536	$69,614
Buildings and improvements	651,176	625,303
Machinery and equipment	1,220,804	1,145,464
Construction in progress	135,514	118,410

	2,079,030	1,958,791
Less accumulated depreciation	928,280	836,143

	$1,150,750	$1,122,648

Other current liabilities:
Payroll and employee benefit plan accruals	$176,799	$188,743
Accrued sales allowances	265,979	238,161
Legal and professional accruals, including litigation reserves	232,896	218,813
Fair value of financial instruments	43,129	66,420
Other	235,475	222,776

	$954,278	$934,913

7.	Earnings (Loss) per Common Share attributable to Mylan Inc.

Basic earnings (loss) per common share is computed by dividing net earnings attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per common share is computed by dividing net earnings attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutable securities or instruments, if the impact is dilutive.

With respect to the Company’s convertible preferred stock, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock is convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock, subject to anti-dilution adjustments, depending on the average stock price of the Company’s common stock over the 20 trading-day period ending on the third trading day prior to conversion, which will occur on November 15, 2010. For the three months ended September 30, 2010, the if-converted method is dilutive; therefore, the preferred stock conversion is included in the computation of diluted earnings per share. For the nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, the if-converted method is anti-dilutive; therefore, the preferred stock conversion is excluded from the computation of diluted earnings per share.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Basic and diluted earnings (loss) per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Basic earnings (loss) attributable to Mylan Inc. common shareholders (numerator):
Net earnings (loss) attributable to Mylan Inc. before preferred dividends	$143,183	$(5,262)	$325,268	$193,667
Less: Preferred dividends	34,759	34,759	104,276	104,276

Net earnings (loss) attributable to Mylan Inc. common shareholders	$108,424	$(40,021)	$220,992	$89,391

Shares (denominator):
Weighted average shares outstanding	309,446	305,285	308,470	304,951

Basic earnings (loss) per common share attributable to Mylan Inc.	$0.35	$(0.13)	$0.72	$0.29

Diluted earnings (loss) attributable to Mylan Inc. common shareholders (numerator):
Net earnings (loss) attributable to Mylan Inc. common shareholders	$108,424	$(40,021)	$220,992	$89,391
Add: Preferred dividends	34,759	—	—	—

Earnings (loss) attributable to Mylan Inc. common shareholders and assumed conversions	$143,183	$(40,021)	$220,992	$89,391

Shares (denominator):
Weighted average shares outstanding	309,446	305,285	308,470	304,951
Stock-based awards and warrants	3,241	—	4,544	1,135
Preferred stock conversion	125,234	—	—	—

Total dilutive shares outstanding	437,921	305,285	313,014	306,086

Diluted earnings (loss) per common share attributable to Mylan Inc.	$0.33	$(0.13)	$0.71	$0.29

Additional stock options or restricted stock awards representing 7.5 million and 19.2 million shares were outstanding at September 30, 2010 and 2009 but were not included in the computation of diluted earnings per share, because the effect would be anti-dilutive.

During the nine months ended September 30, 2010, the Company paid dividends of $104.3 million on the preferred stock. On October 19, 2010, the Company announced that the last quarterly dividend of $16.25 per share had been declared (based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share) and is payable on November 15, 2010, to the holders of preferred stock of record as of November 1, 2010. The preferred stock will also automatically convert into common stock on November 15, 2010.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Goodwill and Intangible Assets

A rollforward of goodwill from December 31, 2009 to September 30, 2010 is as follows:

	Generics Segment	Specialty Segment	Total
	(In thousands)

Goodwill	$3,009,740	$706,507	$3,716,247
Accumulated impairment losses(1)	—	(385,000)	(385,000)

Balance at December 31, 2009	$3,009,740	$321,507	$3,331,247
Goodwill acquired during the year(2)	207,390	—	207,390
Foreign currency translation	29,882	—	29,882

Balance at September 30, 2010	$3,247,012	$321,507	$3,568,519

(1)	Represents the only impairment charge recognized by the Company under the currently effective accounting guidance.

(2)	Allocation of goodwill acquired through the acquisition of Bioniche Pharma (see Note 4).

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
	(Dollars in thousands)

September 30, 2010
Amortized intangible assets:
Patents and technologies	20	$122,926	$82,150	$40,776
Product rights and licenses	10	3,251,430	964,040	2,287,390
Other(1)	8	143,716	52,495	91,221

		$3,518,072	$1,098,685	2,419,387

In-process research and development				143,000

				$2,562,387

December 31, 2009
Amortized intangible assets:
Patents and technologies	20	$122,926	$77,717	$45,209
Product rights and licenses	10	2,913,475	672,999	2,240,476
Other(1)	8	158,996	59,833	99,163

		$3,195,397	$810,549	$2,384,848

(1)	Other intangibles consist principally of customer lists and contracts.

Amortization expense, which is classified within cost of sales on the Company’s Condensed Consolidated Statements of Operations, for the nine months ended September 30, 2010 and 2009 was $209.9 million and $204.3 million, and is expected to be $76.1 million for the remainder of 2010, and $292.1 million, $285.4 million, $279.7 million and $272.1 million for the years ended December 31, 2011 through 2014, respectively.

In conjunction with the acquisition of Bioniche Pharma, we acquired $143.0 million of in-process research and development assets. Acquired in-process research and development assets are not currently being amortized. As

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

products in development are approved for sale, amounts will be allocated to product rights and licenses and will be amortized over the estimated useful life. Such in-process research and development will be subject to periodic impairment testing under FASB guidance.

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

During the nine months ended September 30, 2010, the Company entered into forecasted forward contracts to hedge foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency risk and are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through accumulated other comprehensive earnings (loss) (“AOCE”), depending on the nature and effectiveness of the offset.

As of September 30, 2010 and December 31, 2009, the Company had €679.2 million of borrowings under its senior credit agreement (the “Senior Credit Agreement”) that are designated as a hedge of its net investment in certain Euro-functional currency subsidiaries to manage foreign currency risk. The U.S. Dollar equivalent of such amount was $927.6 million at September 30, 2010 and $978.1 million at December 31, 2009. Borrowings designated as hedges of net investments are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation adjustment component of AOCE on the Condensed Consolidated Balance Sheet until the sale or substantial liquidation of the underlying net investments.

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

In conjunction with the notes offering in May 2010 and the associated prepayment of term debt (see Note 10), the Company terminated certain interest rate swaps that had previously fixed the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans. As a result, during the nine months ended September 30, 2010, charges of approximately $7.4 million that had previously been classified in AOCE were recognized into other (expense) income, net. As of September 30, 2010 and December 31, 2009, the total notional amount of the Company’s floating-rate debt interest rate swaps was $1.27 billion and $2.29 billion.

Certain derivative contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features which would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts that are in a liability position at September 30, 2010 is $39.6 million. The Company is not subject to any obligations to post collateral under derivative contracts.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company maintains significant credit exposure arising from the convertible note hedge on its Cash Convertible Notes. At September 30, 2010, the convertible note hedge had a total fair value of $391.1 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Derivatives Designated as Hedging Instruments
Fair Values of Derivative Instruments

	Asset Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$6,490	Prepaid expenses and other current assets	$—

Total		$6,490		$—

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Interest rate swaps	Other current liabilities	$39,597	Other current liabilities	$62,607
Foreign currency borrowings	Long-term debt	927,594	Long-term debt	978,059

Total		$967,191		$1,040,666

Derivatives Not Designated as Hedging Instruments
Fair Values of Derivative Instruments

	Asset Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$3,690	Prepaid expenses and other current assets	$8,793
Purchased cash convertible note hedge	Other assets	391,100	Other assets	410,600

Total		$394,790		$419,393

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Other current liabilities	$3,532	Other current liabilities	$5,694
Cash conversion feature of Cash Convertible Notes	Long-term debt	391,100	Long-term debt	410,600

Total		$394,632		$416,294

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain
	or (Loss) Recognized
	in AOCE (Net of Tax)
	on Derivative
	(Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In thousands)

Foreign currency forward contracts	$9,293	$—	$6,430	$—
Interest rate swaps	7,440	(5,112)	10,481	937

Total	$16,733	$(5,112)	$16,911	$937

		Amount of Gain
	Location of Gain or	or (Loss) Reclassified
	(Loss) Reclassifed	from AOCE into Earnings
	from AOCE	(Effective Portion)
	into Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
	(Effective Portion)	2010	2009	2010	2009
(In thousands)

Foreign currency forward contracts	Net revenues	$(232)	$—	$647	$—
Interest rate swaps	Interest expense	(5,843)	(14,047)	(28,201)	(34,417)

Total		$(6,075)	$(14,047)	$(27,554)	$(34,417)

	Location of Loss	Amount of Loss
	Excluded from the	Excluded from the Assessment of Hedge Effectiveness
	Assessment of	Three Months Ended September 30,		Nine Months Ended September 30,
	Hedge Effectiveness	2010	2009	2010	2009
(In thousands)

Foreign currency forward contracts	Other (expense) income, net	$(4,971)	$—	$(3,721)	$—

Total		$(4,971)	$—	$(3,721)	$—

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
Derivatives in Net Investment Hedging Relationships

	Amount of Gain
	or (Loss) Recognized
	in AOCE (Net of Tax)
	on Derivative
	(Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(In thousands)

Foreign currency borrowings	$(58,079)	$(28,906)	$30,979	$(31,356)

Total	$(58,079)	$(28,906)	$30,979	$(31,356)

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the three or nine months ended September 30, 2010 or 2009.

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss)
	Location of Gain or	Recognized
	(Loss) Recognized in	in Earnings on Derivatives
	Earnings on	Three Months Ended September 30,		Nine Months Ended September 30,
	Derivatives	2010	2009	2010	2009
(In thousands)

Foreign currency forward contracts	Other (expense) income, net	$(4,590)	$(15,461)	$(27,741)	$(18,003)
Cash conversion feature of Cash Convertible Notes	Other (expense) income, net	(43,200)	90,725	19,500	113,150
Purchased cash convertible note hedge	Other (expense) income, net	43,200	(90,725)	(19,500)	(113,150)

Total		$(4,590)	$(15,461)	$(27,741)	$(18,003)

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
		(In thousands)

Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$3,037	$—	$—	$3,037

Total trading securities	$3,037	$—	$—	$3,037

Available-for-sale fixed income investments:
U.S. Treasuries	$—	$12,704	$—	$12,704
Corporate bonds	—	8,722	—	8,722
Agency mortgage-backed securities	—	2,087	—	2,087
Other	—	2,976	—	2,976

Total available-for-sale fixed income investments	$—	$26,489	$—	$26,489

Available-for-sale equity securities:
Biosciences industry	$582	$—	$—	$582

Total available-for-sale equity securities	$582	$—	$—	$582

Foreign exchange derivative assets	$—	10,180	$—	$10,180
Purchased cash convertible note hedge	—	391,100	—	391,100

Total assets at fair value(1)	$3,619	$427,769	$—	$431,388

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$3,532	$—	$3,532
Interest rate swap derivative liabilities	—	39,597	—	39,597
Cash conversion feature of cash convertible notes	—	391,100	—	391,100

Total liabilities at fair value(1)	$—	$434,229	$—	$434,229

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
		(In thousands)

Financial Assets:
Available-for-sale fixed income investments	$—	$26,485	$—	$26,485
Available-for-sale equity securities	1,074	—	—	1,074
Foreign exchange derivative assets	—	8,793	—	8,793
Purchased cash convertible note hedge	—	410,600	—	410,600

Total assets at fair value(1)	$1,074	$445,878	$—	$446,952

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$5,694	$—	$5,694
Interest rate swap derivative liabilities	—	62,607	—	62,607
Cash conversion feature of cash convertible notes	—	410,600	—	410,600

Total liabilities at fair value(1)	$—	$478,901	$—	$478,901

(1)	The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Trading securities — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2010, that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2010 that would reduce the receivable amount owed, if any, to the Company.

•	Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2010, that would reduce the receivable amount owed, if any, to the Company.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Long Term Debt

On May 19, 2010, the Company issued $550.0 million aggregate principal amount of 7.625% Senior Notes due 2017 (the “2017 Senior Notes”) and $700.0 million aggregate principal amount of 7.875% Senior Notes due 2020 (the “2020 Senior Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. During the quarter ended September 30, 2010, the Company privately placed $300.0 million aggregate principal amount of senior notes through a reopening of the 2020 Senior Notes. The notes were issued at a price of 105.5%, giving an effective yield to maturity of 7.087%. The 2017 Senior Notes and 2020 Senior Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.

The 2017 Senior Notes bear interest at a rate of 7.625% per year, accruing from May 19, 2010. Interest on the 2017 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2017 Senior Notes will mature on July 15, 2017, subject to earlier repurchase or redemption in accordance with the terms of the indenture. The 2020 Senior Notes bear interest at a rate of 7.875% per year, accruing from May 19, 2010. Interest on the 2020 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2020 Senior Notes will mature on July 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the indenture.

The Company may redeem some or all of the 2017 Senior Notes at any time prior to July 15, 2014, and some or all of the 2020 Senior Notes at any time prior to July 15, 2015, in each case at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest, if any, to the redemption date and an applicable make-whole premium set forth in the indenture. On or after July 15, 2014 in the case of the 2017 Senior Notes, and on or after July 15, 2015 in the case of the 2020 Senior Notes, the Company may redeem some or all of the 2017 Senior Notes and 2020 Senior Notes of such series at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to July 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of either series of the 2017 Senior Notes and 2020 Senior Notes at a specified redemption price set forth in the indenture with the net cash proceeds of certain equity offerings. If the Company experiences certain change of control events, it must offer to repurchase the 2017 Senior Notes and 2020 Senior Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

The Company used approximately $1.00 billion of the net proceeds of the initial 2017 Senior Notes and 2020 Senior Notes offering to repay a portion of the U.S. Tranche B Term Loans due under the terms of its Senior Credit Agreement. Also, during the quarter ended September 30, 2010, the Company repaid approximately $300.0 million of debt under the Senior Credit Agreement, by repaying the remaining balance of the U.S. Tranche A Term Loans and a portion of the U.S. Tranche B Term Loans.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

A summary of long-term debt is as follows:

	September 30, 2010	December 31, 2009
	(In thousands)

U.S. Tranche A Term Loans(A)	$—	$156,250
Euro Tranche A Term Loans(A)	239,281	252,299
U.S. Tranche B Term Loans(A)	1,310,010	2,453,760
Euro Tranche B Term Loans(A)	688,313	725,760
Senior Convertible Notes(B)	558,550	538,693
Cash Convertible Notes(C)	841,906	847,136
2017 Senior Notes	550,000	—
2020 Senior Notes(D)	1,016,283	—
Other	12,670	17,437

	5,217,013	4,991,335
Less: Current portion	4,784	6,348

Total long-term debt	$5,212,229	$4,984,987

(A)	All 2010 and 2011 mandatory principal payments due under the Senior Credit Agreement were prepaid during 2009. During the nine months ended September 30, 2010, the Company also prepaid $156.3 million of the outstanding U.S. Tranche A Term Loans and $1.14 billion of the outstanding U.S. Tranche B Term Loans, using a portion of the net proceeds of the 2017 Senior Notes, the 2020 Senior Notes and cash on hand.

(B)	At September 30, 2010, the $558.6 million of debt is net of a $41.4 million discount. At December 31, 2009, the $538.7 million debt is net of a $61.3 million discount. Currently, the effective conversion rate for the Senior Convertible Notes is 42.156 shares of common stock per $1,000 principal amount of notes, representing a stock price of $23.72 per share, reflecting the Company’s suspension of its cash dividend.

(C)	At September 30, 2010, the $841.9 million consists of $450.8 million of debt ($575.0 million face amount, net of $124.2 million discount) and the bifurcated conversion feature with a fair value of $391.1 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheet at September 30, 2010. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $391.1 million within other assets in the Condensed Consolidated Balance Sheet at September 30, 2010. At December 31, 2009, the $847.1 million consisted of $436.5 million of debt ($575.0 million face amount, net of $138.5 million discount) and the bifurcated conversion feature with a fair value of $410.6 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheet. The purchased call options are assets recorded at their fair value of $410.6 million within other assets in the Condensed Consolidated Balance Sheet at December 31, 2009.

As of September 30, 2010, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the September 30, 2010 period, was more than 130% of the applicable conversion reference price of $13.32 at September 30, 2010, the $575.0 million of Cash Convertible Notes was currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

(D)	At September 30, 2010, the $1.02 billion of debt includes a $16.3 million premium.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Details of the interest rates in effect at September 30, 2010 and December 31, 2009, on the outstanding borrowings under the Term Loans are in the table below:

	September 30, 2010
	Outstanding	Basis	Rate
	(In thousands)

Euro Tranche A Term Loans	$239,281	EURIBO + 2.75%	3.37%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2012(1)	500,000	Fixed	5.38%
Floating Rate	310,010	LIBOR + 3.25%	3.56%

Total U.S. Tranche B Term Loans	$1,310,010
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$273,140	Fixed	5.38%
Floating Rate	415,173	EURIBO + 3.25%	3.87%

Total Euro Tranche B Term Loans	$688,313

	December 31, 2009
	Outstanding	Basis	Rate
	(In thousands)

U.S. Tranche A Term Loans	$156,250	LIBOR + 2.75%	3.00%
Euro Tranche A Term Loans	$252,299	EURIBO + 2.75%	3.19%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)(2)	$500,000	Fixed	6.03%
Swapped to Fixed Rate — March 2010(1)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	453,760	LIBOR + 3.25%	3.50%

Total U.S. Tranche B Term Loans	$2,453,760
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$288,000	Fixed	5.38%
Floating Rate	437,760	EURIBO + 3.25%	3.83%

Total Euro Tranche B Term Loans	$725,760

(1)	This interest rate swap is designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement.

(2)	This interest rate swap has been extended to December 2012 at a rate of 6.60%, effective January 2011.

At September 30, 2010 and December 31, 2009, the fair value of the Senior Convertible Notes was approximately $624.6 million and $612.8 million. At September 30, 2010 and December 31, 2009, the fair value of the Cash Convertible Notes was approximately $908.6 million and $879.8 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and convertible notes at September 30, 2010, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

	Euro	U.S.	Euro	Senior	Cash	2017	2020
	Tranche A	Tranche B	Tranche B	Convertible	Convertible	Senior	Senior
	Term Loans	Term Loans	Term Loans	Notes	Notes	Notes	Notes	Total
	(In thousands)

2010	$—	$—	$—	$—	$—	$—	$—	$—
2011	—	—	—	—	—	—	—	—
2012	119,640	—	7,170	600,000	—	—	—	726,810
2013	119,641	—	7,170	—	—	—	—	126,811
2014	—	1,310,010	673,973	—	—	—	—	1,983,983
2015	—	—	—	—	575,000	—	—	575,000
Thereafter	—	—	—	—	—	550,000	1,000,000	1,550,000

Total	$239,281	$1,310,010	$688,313	$600,000	$575,000	$550,000	$1,000,000	$4,962,604

11.	Comprehensive Earnings

Comprehensive earnings consist of the following:

	Three Months Ended September 30,
	2010		2009
	(In thousands)

Net earnings (loss)		$143,539		$(4,421)
Other comprehensive earnings, net of tax, as applicable:
Foreign currency translation adjustments		424,463		230,791
Change in unrecognized gains (losses) and prior service cost related to post-retirement plans		8		(974)
Net unrecognized gain (loss) on derivatives		16,965		(5,112)
Unrealized gains on available-for-sale securities
Net unrealized gains on available-for-sale securities	$176		$685
Less: Reclassification for gains included in net earnings	14	190	12	697

Total other comprehensive earnings, net of tax, as applicable:		441,626		225,402

Comprehensive earnings		585,165		220,981
Comprehensive earnings attributable to the noncontrolling interest		(356)		(827)

Comprehensive earnings attributable to Mylan Inc.		$584,809		$220,154

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Nine Months Ended September 30,
	2010		2009
	(In thousands)

Net earnings		$324,743		$200,325
Other comprehensive earnings, net of tax, as applicable:
Foreign currency translation adjustments		90,206		334,084
Change in unrecognized gains (losses) and prior service cost related to post-retirement plans		4,452		(754)
Net unrecognized gain on derivatives		17,143		937
Unrealized gains on available-for-sale securities
Net unrealized gains on available-for-sale securities	$489		$1,062
Less: Reclassification for gains included in net earnings	171	660	173	1,235

Total other comprehensive earnings, net of tax, as applicable:		112,461		335,502

Comprehensive earnings		437,204		535,827
Comprehensive loss (earnings) attributable to the noncontrolling interest		525		(6,693)

Comprehensive earnings attributable to Mylan Inc.		$437,729		$529,134

Accumulated other comprehensive earnings, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	September 30, 2010	December 31, 2009
	(In thousands)

Net unrealized gain on available-for-sale securities, net of tax	$1,535	$875
Net unrecognized gains (losses) and prior service cost related
to post-retirement plans, net of tax	1,039	(3,413)
Net unrecognized losses on derivatives, net of tax	(22,138)	(39,281)
Foreign currency translation adjustment	143,832	53,626

Accumulated other comprehensive earnings	$124,268	$11,807

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Shareholders’ Equity

A summary of the change in shareholders’ equity for the nine months ended September 30, 2010 and 2009 is as follows:

	Total Mylan Inc.	Noncontrolling
	Shareholders’ Equity	Interest	Total
	(In thousands)

December 31, 2009	$3,131,146	$14,052	$3,145,198
Net earnings (loss)	325,268	(525)	324,743
Other comprehensive earnings	112,461	—	112,461
Dividends paid on preferred stock	(104,276)	—	(104,276)
Stock option activity	37,215	—	37,215
Stock compensation expense	24,156	—	24,156
Purchase of subsidiary shares from noncontrolling interest	(4,376)	(623)	(4,999)
Tax benefit of stock option plans	4,863	—	4,863
Other	3,671	(92)	3,579

September 30, 2010	$3,530,128	$12,812	$3,542,940

December 31, 2008	$2,757,733	$29,108	$2,786,841
Net earnings	193,667	6,658	200,325
Other comprehensive income	335,467	35	335,502
Dividends paid on preferred stock	(104,276)	—	(104,276)
Stock option activity	8,803	—	8,803
Stock compensation expense	23,591	—	23,591
Impact on additional paid-in capital of equity transaction	(154,033)	—	(154,033)
Purchase of subsidiary shares from noncontrolling interest	—	(21,626)	(21,626)
Other	(2,117)	(1,118)	(3,235)

September 30, 2009	$3,058,835	$13,057	$3,071,892

13.	Segment Information

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

The Generics Segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as active pharmaceutical ingredients (“API”). The Specialty Segment engages mainly in the manufacture and sale of branded specialty nebulized and injectable products.

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

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Generics	Specialty	Corporate /
	Segment	Segment	Other(1)	Consolidated
	(In thousands)

Three Months Ended September 30, 2010
Total revenues
Third party	$1,213,216	$141,897	$—	$1,355,113
Intersegment	2,392	13,689	(16,081)	—

Total	$1,215,608	$155,586	$(16,081)	$1,355,113
Segment profitability	$357,393	$49,761	$(172,836)	$234,318

	Generics	Specialty	Corporate /
	Segment	Segment	Other(1)	Consolidated

Nine Months Ended September 30, 2010
Total revenues
Third party	$3,663,733	$352,290	$—	$4,016,023
Intersegment	34,314	47,419	(81,733)	—

Total	$3,698,047	$399,709	$(81,733)	$4,016,023
Segment profitability	$1,015,980	$104,881	$(493,451)	$627,410

	Generics	Specialty	Corporate /
	Segment	Segment	Other(1)	Consolidated

Three Months Ended September 30, 2009
Total revenues
Third party	$1,113,199	$150,875	$—	$1,264,074
Intersegment	2,608	3,776	(6,384)	—

Total	$1,115,807	$154,651	$(6,384)	$1,264,074
Segment profitability	$295,190	$39,799	$(273,711)	$61,278

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Generics	Specialty	Corporate /
	Segment	Segment	Other(1)	Consolidated

Nine Months Ended September 30, 2009
Total revenues
Third party	$3,387,921	$353,047	$—	$3,740,968
Intersegment	20,836	15,196	(36,032)	—

Total	$3,408,757	$368,243	$(36,032)	$3,740,968
Segment profitability	$995,207	$71,494	$(603,369)	$463,332

(1)	Includes certain corporate general and administrative and research and development expenses; reserves for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase-accounting items; impairment charges; and other expenses not directly attributable to segments.

14.	Restructuring

Included in other current liabilities in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 are restructuring reserves totaling $16.6 million and $39.3 million. Of these amounts, $10.9 million and $27.0 million, as of September 30, 2010 and December 31, 2009, relate to certain estimated exit costs associated with the acquisition of the former Merck Generics business, and the remainder of each balance relates to the Company’s intention to restructure certain other activities and incur certain related exit costs.

The plans related to the exit activities associated with the former Merck Generics business were finalized during calendar year 2008. During the nine months ended September 30, 2010, payments of $16.1 million were made against the reserve, of which $6.7 million was for severance costs and the remaining $9.4 million was for other exit costs. The majority of the remaining accrual relates to additional severance and related costs, and the remainder consists of other exit costs.

In addition, the Company has announced its intent to restructure certain activities and incur certain related exit costs, including costs related to the realignment of the Dey business and the right-sizing of certain businesses in markets outside of the U.S. Accordingly, the Company has recorded a reserve for such activities, of which approximately $5.8 million remains at September 30, 2010. During the nine months ended September 30, 2010, the Company recorded restructuring charges of approximately $4.9 million, nearly all of which relates to severance and related costs. Spending during the nine months, primarily related to severance, amounted to approximately $11.4 million.

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which is proceeding in the Court of Appeals for the D.C. Circuit, with oral argument having been held on October 8, 2010. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $15.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheets) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases may go to trial in 2010. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously. On January 27, 2010, in the New York Counties cases, the U.S. District Court for the District of Massachusetts granted the plaintiffs’ motion for partial summary judgment as to liability under New York Social Services Law § 145-b against Mylan and several other defendants. The District Court has not ruled on the remaining issues of liability and damages. On February 8, 2010, Mylan, and a majority of the other defendants, filed a motion to amend the court’s decision, requesting the court to certify a question of New York state law pertaining to the court’s finding of requisite causation under the Social Services Law to the First Circuit Court of Appeals, so that the defendants could in turn request that the First Circuit

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Court of Appeals certify the question to the New York Court of Appeals. The District Court denied this motion on May 4, 2010.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In February 2010, the Company reached an agreement in principle to settle this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement is contingent upon the execution of definitive settlement documents and court approval. The settlement would resolve a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan has reached agreement in principle to settle the Hawaii state action, and the Massachusetts state action, which settlements are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company has accrued $160 million in connection with the above-mentioned settlement in principle and the remaining state actions. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts reserved.

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

Dey is a defendant currently in lawsuits brought by the state AGs of California, Illinois, Kentucky, and Pennsylvania, as well as three New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government has asserted that Dey is jointly liable with a codefendant and seeks recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims. Certain of these cases may go to trial in 2010. Dey intends to defend each of these actions vigorously. The Company has approximately $96 million recorded in other liabilities related to the price-related litigation involving Dey. As

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA. As a result, the Company has recorded approximately $96 million in other assets.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in or transferred to the Eastern District of Pennsylvania, by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan requesting documents in connection with its lawsuit against Cephalon. Mylan is in the process of responding to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. As of October 15, 2010, there are approximately 1,039 cases pending against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. In September 2010, Actavis entered into a Settlement Agreement with the plaintiffs in a majority of the claims and lawsuits. Mylan and UDL will not contribute monetarily to the settlement, but will be dismissed with prejudice from any settled cases. Any lawsuits in which the plaintiffs choose to opt out of this settlement will continue to be litigated. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows.

EU Commission Proceedings

On or around July 3, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by Matrix and four other companies, each of which entered into agreements with Servier relating to the product perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. On August 5, 2009, Matrix and Generics [U.K.] Ltd. received requests for information from the EU Commission in connection with this matter, and both companies have responded. By letters dated February 17, 2010, the EU Commission served additional requests for information on Matrix and Mylan S.A.S. The companies responded to these requests. On August 13, 2010, Matrix received an additional request for information. Matrix has responded to this request. Matrix is cooperating with the Commission in this investigation.

In addition, the EU Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan S.A.S. has responded to the questionnaires received in connection with the sector inquiry and has produced documents and other information in connection with the inquiry.

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry. The Company and Mylan S.A.S. received an additional request for information with the same case reference on December 18, 2009 and have responded to the questionnaire. Additional requests were received on March 18, 2010 and July 29, 2010. Mylan S.A.S. has responded to these requests. Mylan is cooperating with the Commission in connection with the investigation. No statement of objections has been filed against Mylan in connection with the investigation.

On March 19, 2010, Mylan Inc. and Generics [U.K.] Ltd. received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to citalopram in the European Economic Area. On this same date, Mylan Inc. and Generics [U.K.] Ltd. received requests for information from the EU Commission in connection with any agreements between Lundbeck and Generics [U.K.] Ltd. concerning citalopram. Both companies are cooperating with the EU Commission. Generics [U.K.] Ltd. responded to the request for information on May 10, 2010 and September 30, 2010. No statement of objections has been filed in connection with this investigation.

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

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company,” “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three and nine months ended September 30, 2010 and the interim cash flows for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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

Executive Overview

Mylan is the world’s third largest producer of generic and specialty pharmaceuticals, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans more than 140 countries and territories. Employing over 15,500 people, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to customer service. Through our Matrix Laboratories Limited (“Matrix”) subsidiary, Mylan controls one of the world’s largest active pharmaceutical ingredient (“API”) manufacturers with respect to the number of drug master files filed with regulatory agencies. This relationship makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain.

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

Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Specialty engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. We also report in Corporate/Other certain research and development expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase-accounting items, impairment charges, and other items not directly attributable to the segments.

Issuance of Senior Notes and Loan Repayment

In May 2010, we issued $550.0 million of 7.625% Senior Notes due 2017 (the “2017 Senior Notes”) and $700.0 million of 7.875% Senior Notes due 2020 (the “2020 Senior Notes”). These notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933 to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the

Securities Act. During the quarter ended September 30, 2010, we privately placed $300.0 million aggregate principal amount of senior notes through a reopening of our 2020 Senior Notes. The 2017 Senior Notes and 2020 Senior Notes are Mylan’s senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.

The 2017 Senior Notes bear interest at a rate of 7.625% per year, accruing from May 19, 2010. Interest on the 2017 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2017 Senior Notes will mature on July 15, 2017, subject to earlier repurchase or redemption in accordance with the terms of the indenture. The 2020 Senior Notes bear interest at a rate of 7.875% per year, accruing from May 19, 2010. Interest on the 2020 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2020 Senior Notes will mature on July 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the indenture.

We used approximately $1.00 billion of the net proceeds of the initial 2017 Senior Notes and 2020 Senior Notes offering to repay a portion of the U.S. Tranche B Term Loans due under the terms of its Senior Credit Agreement. Also, during the quarter ended September 30, 2010, we repaid approximately $300.0 million of debt under the Senior Credit Agreement, by repaying the remaining balance of the U.S. Tranche A Term Loans and a portion of the U.S. Tranche B Term Loans.

Acquisition of Bioniche Pharma Holdings Limited

On September 7, 2010, we acquired 100% of the outstanding equity in Bioniche Pharma, a privately held, global injectable pharmaceutical company, for a purchase price of $543.7 million in cash. Mylan did not assume any of Bioniche Pharma’s outstanding long-term debt or acquire any of its cash as part of the transaction. We financed this transaction using a combination of cash on hand and long-term borrowings.

Bioniche Pharma manufactures and sells a diverse portfolio of products across several therapeutic areas for the hospital setting, including analgesics/anesthetics, orthopedics, oncology, and urology, and most of its sales are made to customers in the U.S. The results for Bioniche Pharma from the date of the acquisition through September 30, 2010 are included in the Condensed Consolidated Results of Operations and disclosed as part of the North American region of our Generics Segment.

Financial Summary

For the three months ended September 30, 2010, Mylan reported total revenues of $1.36 billion compared to $1.26 billion for the three months ended September 30, 2009. This represents an increase in revenues of $91.0 million, or 7.2%. Consolidated gross profit for the current quarter was $580.1 million compared to $505.0 million in the comparable prior year period, an increase of $75.1 million, or 14.9%. For the current quarter, earnings from operations of $234.3 million were realized compared to $61.3 million for the three months ended September 30, 2009.

The net earnings attributable to Mylan Inc. before preferred dividends for the three months ended September 30, 2010 were $143.2 million and earnings per diluted share were $0.33. In the same prior year period, the net loss attributable to Mylan Inc. common shareholders was $40.0 million, which translates into a loss per diluted share of $0.13. A more detailed discussion of the company’s financial statements can be found below in the section titled “Results of Operations.”

Included in the results for the three months ended September 30, 2010 and 2009 are the following items of note:

Three months ended September 30, 2010:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $74.6 million;

•	Interest of $17.6 million, primarily related to the accretion of the discounts on our convertible debt instruments, net of amortization of the premium on our 2020 Senior Notes;

•	Net unfavorable litigation settlement charges of $1.5 million;

•	Costs related to the acquisition of Bioniche Pharma of $10.9 million;

•	A loss on the sale of certain non-operating assets of $4.9 million;

•	Additional costs, primarily restructuring, totaling $16.0 million; and

•	A tax effect of $79.7 million related to the above items and other income tax-related items.

Three months ended September 2009:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $71.8 million;

•	Interest of $10.8 million relating to the accretion of the discounts on our convertible debt instruments;

•	Net unfavorable litigation settlement charges of $114.3 million (pre-tax), primarily related to the settlement of an investigation by the U.S. Department of Justice, concerning calculations of Medicaid drug rebates;

•	Additional costs, primarily restructuring, related to the integration of acquired entities, and other costs, totaling $15.8 million; and

•	A tax effect of $65.3 million related to the above items and other income tax-related items.

Mylan’s financial results for the nine months ended September 30, 2010 include total revenues of $4.02 billion compared to $3.74 billion for the nine months ended September 30, 2009, representing an increase of $275.1 million, or 7.4%. Consolidated gross profit for the nine months ended September 30, 2010 was $1.64 billion compared to $1.56 billion in the same prior year period. For the nine months ended September 30, 2010, earnings from operations of $627.4 million were realized compared to $463.3 million for the same prior year period.

The net earnings attributable to Mylan Inc. common shareholders for the nine months ended September 30, 2010 were $221.0 million, which translates into earnings per diluted share of $0.71. In the same prior year period, net earnings attributable to Mylan Inc. common shareholders were $89.4 million, which translates into earnings per diluted share of $0.29. A more detailed discussion of the Company’s financial statements can be found below in the section titled “Results of Operations.”

Included in the results for the nine months ended September 30, 2010 and 2009 are the following items of note:

Nine months ended September 30, 2010:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $217.6 million;

•	Interest of $42.0 million, primarily related to the accretion of discounts on our convertible debt instruments, net of amortization of the premium on our 2020 Senior Notes;

•	Net unfavorable litigation charges of $14.3 million;

•	Charges, related to the refinancing, of $15.0 million, primarily swap termination fees and the write-off of deferred financing costs included in other (expense) income, net;

•	Costs related to the acquisition of Bioniche Pharma of $12.5 million;

•	A loss on the sale of certain non-operating assets of $4.9 million;

•	Additional costs, primarily restructuring, totaling $44.9 million; and

•	A tax effect of $165.9 million related to the above items and other income tax-related items.

Nine months ended September 30, 2009:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $210.9 million;

•	Other revenues of approximately $28.5 million resulting from the cancellation of product development agreements for which the revenue had been previously deferred;

•	Interest of $31.7 million relating to the accretion of the discounts on our convertible debt instruments;

•	Net unfavorable litigation settlement charges of $111.5 million (pre-tax), primarily related to the settlement of an investigation by the U.S. Department of Justice, concerning calculations of Medicaid drug rebates;

•	A charge of $18.0 million related to an up-front payment made with respect to the Company’s execution of a co-development agreement;

•	A net gain of approximately $10.4 million on the termination of two joint ventures;

•	Additional costs, primarily restructuring, related to the integration of acquired entities, and other costs, totaling $51.0 million; and

•	A tax effect of $137.7 million related to the above items and other income tax-related items.

Results of Operations

Three Months Ended September 30, 2010, Compared to Three Months Ended September 30, 2009

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.36 billion compared to $1.26 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.34 billion compared to $1.26 billion for the same prior year period, representing an increase of $89.3 million, or 7.1%. Other third party revenues for the current quarter were $10.1 million compared to $8.4 million in the same prior year period, an increase of $1.7 million.

Total revenues were negatively impacted by the effect of foreign currency translation, primarily reflecting a stronger U.S. dollar in comparison to the functional currencies of Mylan’s Euro-denominated subsidiaries, partially offset by the strengthening against the U.S. dollar of the currencies of Mylan’s subsidiaries in Australia, Japan and India. Translating current year revenues at prior year exchange rates would have resulted in year-over-year growth in total revenues excluding foreign currency of approximately $109 million, or approximately 9%.

Gross profit for the three months ended September 30, 2010 was $580.1 million and gross margins were 42.8%. For the three months ended September 30, 2009, gross profit was $505.0 million, and gross margins were 39.9%. Gross profit for the current quarter is impacted by certain purchase accounting related items recorded during the three months ended September 30, 2010, of approximately $74.6 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 48.3%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $71.8 million. Excluding such items, gross margins in the prior year would have been approximately 45.6%.

The increase in gross margins, excluding the items noted above, can primarily be attributed to both Generics, mainly the North America region, and Specialty. In North America, favorable gross margins were primarily the result of new product introductions, while Specialty benefitted from favorable pricing, mainly on the EpiPen® Auto-injector.

Generics Segment

For the current quarter, Generics third party net revenues were $1.20 billion compared to $1.11 billion in the comparable prior year period, an increase of $96.1 million, or 8.7%. Translating Generics third party net revenues for the current quarter at prior year comparative period exchange rates would have resulted in year-over-year growth of approximately $114 million, or 10%. Generics sales are derived primarily in or from the U.S. and Canada (collectively “North America”), Europe, Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan, and New Zealand (collectively, “Asia Pacific”).

Third party net revenues from North America were $572.5 million for the current quarter, compared to $487.9 million for the comparable prior year period, representing an increase of $84.6 million, or 17.3%. The effect of foreign currency is insignificant within North America. New products launched in the U.S. and Canada contributed sales of $106.5 million, which drove the growth in revenue year over year. Partially offsetting the impact of new products was unfavorable pricing on certain other existing products, including divalproex sodium extended-release (“divalproex ER”) tablets, the generic version of Abbott Laboratories’ Depakote® ER. Additional generic competition on divalproex ER entered the market in August 2009. As such, sales of divalproex ER in the current quarter were significantly lower than the comparable prior year quarter.

Sales volumes for Fentanyl, our AB-rated generic alternative to Duragesic®, have remained relatively constant primarily due to Mylan’s ability to continue to be a stable and reliable source of supply to the market, and as a result fentanyl continues to contribute to both net revenues and gross profit. As is the case in the generic industry, the entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Competition on fentanyl in the future could have an unfavorable impact on pricing and market share.

During the current quarter, Mylan launched minocycline hydrochloride extended release (“minocycline ER”) tablets, the generic version of Medicis Pharmaceuticals Corporation’s Solodyn® ER. After receiving final approval from the U.S. Food and Drug Administration on July 20, 2010, Mylan commenced immediate shipment of the product. Mylan also reached settlement and license agreements with Medicis Pharmaceuticals Corporation (“Medicis”) resolving patent litigation relating to minocycline ER, and the Company has ceased additional distribution. Pursuant to the terms of the agreements, Medicis will release Mylan from any liability related to the prior sales of the product, and Mylan will have the right to market minocycline ER in the U.S. beginning in November 2011, or earlier under certain circumstances.

As a result of significant uncertainties surrounding the pricing and market conditions with respect to this product, the Company is not able to reasonably estimate the amount of potential price adjustments, including product returns. Therefore, revenues on shipments of this product are currently being deferred until the resolution of such uncertainties. At the present time, such uncertainties are resolved upon our customers’ sale of this product. As a result, the Company is recognizing revenue only upon our customers’ sale of this product.

Third party net revenues from EMEA were $363.5 million for the three-month period ended September 30, 2010, compared to $413.8 million for the comparable prior year period, a decrease of $50.3 million, or 12.2%. However, translating current quarter third party net revenues from EMEA at prior year exchange rates would have reduced the year-over-year decrease in third party net revenues excluding the effect of foreign currency to approximately $14 million, or 3%. This decrease was mainly the result of unfavorable pricing in many of the European markets in which Mylan operates, partially offset by new product launches in several markets totaling approximately $25.3 million.

Certain markets in which we do business have recently undergone government-imposed price reductions. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic substitution.

In the current quarter, the most significant impact of government-imposed price reductions was felt by our subsidiaries in Portugal and Spain. Spain, however, realized year over year growth in net revenues mainly as a result of new product launches which more than offset the impact of the pricing reform.

New product launches were also the driving force behind year over year local currency growth by Mylan’s largest European subsidiary in France. In addition to new products, France realized increased volumes on existing products. Partially offsetting these drivers were pricing pressures resulting from increased competition in the French market.

In Italy, excluding the effect of foreign currency, third party sales increased as a result of successful new product launches and increased market penetration, which resulted in increased volume. In addition, our Italian subsidiary benefitted from certain regulatory changes which resulted in an overall positive pricing effect. In June 2010, additional regulatory changes were introduced which decreased prices on certain products, and which may offset these positive pricing impacts in future periods.

A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. While certain of our subsidiaries, in particular, the Netherlands, have benefited from recent tenders, sales in Germany continue to be negatively affected by the implementation of tender systems in that country.

In Asia Pacific, third party net revenues were $267.9 million for the three-month period ended September 30, 2010, compared to $206.1 million for the comparable prior year period, an increase of $61.8 million, or 30.0%. Excluding the effect of foreign currency, calculated as described above, the increase was approximately $44 million, or 22%. This increase is primarily driven by higher third party sales by our Matrix subsidiary in India, with growth in third party sales in Australia and Japan also contributing.

At our Matrix subsidiary, the increase in third party net revenues is due to double-digit growth, excluding the effect of foreign currency, in sales of both anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS, and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $46.6 million for the three months ended September 30, 2010, compared to $21.3 million in the comparable prior year period. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

As in EMEA, both Japan and Australia have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets. In the current quarter, these price reductions offset the positive contribution from new products, mainly those launched in Japan.

Specialty Segment

For the current quarter, Specialty reported third party net revenues of $141.1 million, a decrease of $6.8 million, or 4.6%, from the comparable prior year period of $147.9 million. Intercompany sales by Specialty totaled $13.7 million in the current quarter compared to $3.8 million in the same prior year period. The increase is due to the fact that certain generic products previously sold to third parties by Specialty are now sold to Mylan subsidiaries in North America who, in turn, sell the products to third parties. Excluding the sale of such products from 2009 third party net revenues would have resulted in an increase in third party net revenues in the current quarter of $7.8 million or 5.9%.

The most significant contributor to Specialty Segment revenues continues to be the EpiPen Auto-injector, which is used in the treatment of severe allergic reactions. Globally, the EpiPen Auto-injector is the number one epinephrine auto-injector for the treatment of severe allergic reactions with world-wide market share of approximately 91%. In the U.S., the EpiPen Auto-injector is the number one prescribed treatment for severe allergic reactions with market share of approximately 96%. Specialty realized increased sales of the EpiPen Auto-injector, mainly as a result of favorable pricing.

Operating Expenses

Research and development (“R&D”) expense for the three months ended September 30, 2010 was $72.0 million, compared to $69.8 million in the same prior year period, an increase of $2.2 million. The increase is due primarily to costs associated with higher volumes of internal and external product development.

Selling, general and administrative (“SG&A”) expense for the current quarter was $272.3 million, compared to $259.6 million for the same prior year period, an increase of $12.7 million, which includes a favorable impact from foreign currency of approximately $5 million. Excluding the impact of foreign currency, SG&A increased approximately $18 million compared to the same prior year period. This increase is primarily the result of professional fees, including those incurred in connection with the Bioniche Pharma acquisition, as well as increased payroll and payroll related costs.

Litigation Settlements, net

During the three months ended September 30, 2010, we recorded net unfavorable litigation charges of $1.5 million, compared to $114.3 million during the prior year quarter. The prior year amount is made up primarily of a charge for $121.0 million, pre-tax (approximately $83.0 million, after-tax), related to the settlement of an investigation by the U.S. Department of Justice concerning calculations of Medicaid drug rebates.

Interest Expense

Interest expense for the three months ended September 2010, totaled $87.5 million, compared to $77.0 million for the three months ended September 30, 2009. The increase is primarily due to interest associated with the 2017 and 2020 Senior Notes debt offerings in May 2010 and July 2010, partially offset by lower overall debt balances on the Company’s Senior Credit Facility. Included in interest expense for the current quarter and the comparable prior year period are $17.6 million and $10.8 million, primarily related to the accretion of the discounts on our convertible debt instruments, net of accretion of the premium on our 2020 Senior Notes.

Other (Expense) Income, net

Other (expense) income, net, was expense of $15.3 million in the current quarter compared to income of $0.2 million in the comparable prior year period. Generally included in other (expense) income are interest and dividend income and foreign exchange gains and losses. Additionally, included in the current quarter is a $4.9 million loss on the sale of certain non-operating assets and certain non-income-based taxes related to our acquisition of Bioniche Pharma.

Income Tax Expense

We recorded an income tax benefit of $12.0 million in the current quarter compared to a benefit of $11.1 million in the prior year quarter. In the current quarter, the Company realized a tax benefit on positive earnings as a result of the release of several tax reserves, due to favorable tax rulings received from certain taxing authorities, as well as the expiration of certain statutes of limitations during the three-month period.

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009

Total Revenues and Gross Profit

For the current nine-month period, Mylan reported total revenues of $4.02 billion compared to $3.74 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current nine months were $3.98 billion compared to $3.68 billion for the same prior year period, representing an increase of $299.8 million, or 8.1%.

Other revenues from third parties for the nine months ended September 30, 2010, were $36.4 million compared to $61.1 million in the same prior year period, a decrease of $24.7 million, or 40.5%. During the nine months ended September 30, 2009, within Generics, we recognized $28.5 million of incremental revenue resulting from the cancellation of product development agreements for which the revenue had been previously deferred. There was no such revenue recognized during the current year period.

Total revenues were positively impacted by the effect of foreign currency translation, primarily reflecting a weaker U.S. dollar in comparison to the functional currencies of Mylan’s subsidiaries in Australia, Japan and India, partially offset by the impact of a stronger U.S. dollar in comparison to the functional currencies of certain of our subsidiaries in Europe. Translating current year third party total revenues at prior year exchange rates would have resulted in year-over-year growth excluding foreign currency of approximately $229 million, or 6%.

Gross profit for the nine months ended September 30, 2010 was $1.64 billion and gross margins were 40.8%. For the nine months ended September 30, 2009, gross profit was $1.56 billion, and gross margins were 41.7%. Gross profit for the current year to date period is impacted by certain purchase accounting related items recorded during the nine months ended September 30, 2010, of approximately $217.6 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 46.2%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $210.9 million. Excluding such items, gross margins in the prior year would have been approximately 47.3%.

The decrease in gross margins, excluding the items noted above, can generally be attributed to pricing pressure across the EMEA region of Generics and the impact of the timing of significant product launches in the North America region, partially offset by favorable pricing on Specialty’s EpiPen Auto-injector. During the first quarter of 2009, Mylan launched divalproex ER. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity, as was the case with divalproex ER until August 2009, or in periods of limited generic competition.

Generics Segment

For the nine months ended September 30, 2010, Generics reported third party net revenues of $3.63 billion, compared to $3.33 billion in the comparable prior year period, an increase of $300.9 million, or 9.0%. Excluding the effect of foreign currency, calculated as described above, the increase was approximately $255.0 million, or 7.7%.

Third party net revenues from North America were $1.71 billion for the nine-month period, compared to $1.56 billion for the comparable prior year period, representing an increase of $150.9 million, or 9.7%. Excluding the effect of foreign currency, calculated as described above, the increase was approximately $139 million, or 9%. This increase was driven by sales contributed from new products in the U.S. and Canada totaling approximately $255.0 million, and, to a lesser extent, increased revenues on certain products as a result of Mylan’s ability to remain a source of stable supply as certain competitors experienced regulatory and supply issues. Partially offsetting these increases were decreases in certain other existing products, mainly divalproex ER. Additional generic competition on divalproex ER entered the market upon expiration of Mylan’s market exclusivity in August 2009. As such, sales of divalproex ER in the current year were significantly lower than in the prior year.

Third party net revenues from EMEA were $1.15 billion for the nine-month period ended September 30, 2010, compared to $1.16 billion for the comparable prior year period, a decrease of $11.3 million, or 1.0%. Translating current year third party net revenues from EMEA at prior year exchange rates would have resulted in year-over-year increase in third party net revenues excluding the effect of foreign currency of approximately $25 million, or 2%.

The most significant revenue growth was realized in Italy, as a result of higher volumes driven by increased market penetration, and certain regulatory changes which had a positive impact on pricing. In June 2010, new regulatory changes were introduced which decreased prices on certain products, and which may offset the positive pricing impacts in future periods. Italy’s strong third party net revenues for the nine months ended September 30, 2010, were also bolstered by sales of new products.

New products were also primarily responsible for a year over year increase in third party net revenues realized in France. This increase was partially offset by unfavorable pricing as a result of increased competition in the French market.

Unfavorable pricing, as a result of government-imposed price reductions, had a significant impact in the current year in certain markets in which Mylan operates, most notably in Portugal and Spain. Spain, however, realized year over year growth in net revenues mainly as a result of new product launches which more than offset the impact of the pricing reform. In total for EMEA, new products contributed net revenues of approximately $86.4 million during the nine months ended September 30, 2010.

Sales in Germany continue to be negatively affected by the implementation of tender systems in that country. Current year to date revenues were negatively impacted by the price reductions as a result of these tenders, and by the loss of sales related to tenders which Mylan did not win. Conversely, sales in the Netherlands were favorably impacted as a result of tenders won by Mylan.

In Asia Pacific, third party net revenues were $769.1 million for the nine-month period ended September 30, 2010, compared to $607.9 million for the comparable prior year period, an increase of $161.2 million, or 26.5%. Excluding the effect of foreign currency, calculated as described above, the increase was approximately $91 million, or 15%. This increase is primarily driven by higher third party sales from our operations in India and Japan.

At our Matrix subsidiary, the increase in third party net revenues is due to double-digit growth, excluding the effect of foreign currency, in sales of both ARV FDF generic products and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $110.6 million for the nine months ended September 30, 2010, compared to $41.6 million in the comparable prior year period. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, third party net revenues were favorably impacted by new product launches, as well as a full nine months of revenues from products launched mid-way through 2009. Partially offsetting this new product revenue were unfavorable price variances as a result of government-imposed price reductions.

Third party net revenues in Australia were flat as compared to the prior year to date period as a result of unfavorable pricing due to both government-imposed price reductions and increased competition. Partially offsetting the unfavorable pricing were favorable volume on existing products and revenue from the launch of new products.

Specialty Segment

For the nine months ended September 30, 2010, Specialty reported third party net revenues of $347.8 million, a decrease of $1.1 million, or 0.3% over the comparable prior year period of $348.9 million. Intercompany sales of product by Specialty totaled $47.4 million in the current nine-month period compared to $15.2 million in the same prior year period. As in the quarter, the increase is due to the fact that certain generic products previously sold to third parties by Specialty are now sold to Mylan subsidiaries in North America who, in turn, sell the products to third parties. Excluding the sale of such products from 2009 third party net revenues would have resulted in an increase in third party net revenues in the current year of $44.7 million or 14.8%.

The most significant contributor to Specialty revenues continues to be the EpiPen Auto-injector, which is used in the treatment of severe allergic reactions. Globally, the EpiPen Auto-injector is the number one epinephrine auto-injector for the treatment of severe allergic reactions with world-wide market share of approximately 91%. In the U.S., the EpiPen Auto-injector is the number one prescribed treatment for severe allergic reactions with market share of approximately 96%.

In addition to the continued strong sales of the EpiPen Auto-injector, the increase in third-party sales included increased sales of Perforomist® Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease.

Operating Expenses

R&D expense for the nine months ended September 30, 2010 was $200.1 million, compared to $202.7 million in the same prior year period, a decrease of $2.6 million, which includes an unfavorable impact from foreign currency of approximately $3 million. Excluding the impact of foreign currency, R&D decreased approximately $5 million compared to the same prior year period. Included in R&D for the nine months ended September 30, 2009, was an up-front payment of $18 million related to our execution of a co-development agreement. Excluding this payment, R&D is higher in the current year mainly as a result of costs associated with higher volumes of internal and external product development.

SG&A expense for the nine months ended September 30, 2010 was $796.4 million, compared to $781.0 million for the same prior year period, an increase of $15.5 million, which includes an unfavorable impact from foreign currency of approximately $9 million. Excluding the impact of foreign currency, SG&A increased approximately $7 million compared to the same prior year period. This increase is not considered to be significant.

Litigation Settlements, net

During the nine months ended September 30, 2010, we recorded net unfavorable litigation charges of $14.3 million related to the potential settlement of certain ongoing matters. During the nine months ended September 30, 2009, we recorded net unfavorable litigation charges of $111.5 million. The prior year amount consists primarily of a charge for $121.0 million, pre-tax (approximately $83.0 million, after-tax), related to the settlement of an investigation by the U.S. Department of Justice concerning calculations of Medicaid drug rebates.

Interest Expense

Interest expense for the nine months ended September 30, 2010, totaled $240.0 million, compared to $240.2 million for the nine months ended September 30, 2009. Incremental interest in the current year associated with the 2017 and 2020 Senior Notes offerings in May 2010 and July 2010, was offset by less interest on our Senior Credit Facility as a result of prepayments made in March 2009 and December 2009. Included in interest expense for the current nine months and the comparable prior year period are $42.0 million and $31.7 million, primarily related to the accretion of the discounts on our convertible debt instruments, net of accretion of the premium on our 2020 Senior Notes.

Other (Expense) Income, net

Other (expense) income, net was expense of $29.4 million in the current nine-month period compared to income of $29.7 million in the comparable prior year period. Generally included in other (expense) income are interest and dividend income and foreign exchange gains and losses. Additionally, included in the current year is a $4.9 million loss on the sale of certain non-operating assets, charges associated with the termination of certain interest rate swaps totaling $7.4 million, the write-off of previously deferred financing fees of $7.6 million, in conjunction with the debt offering during the current period, and certain non-income-based taxes related to our acquisition of Bioniche Pharma. The prior year period includes a favorable adjustment of $13.9 million to the restructuring reserve as a result of a reduction in the estimated remaining spending on accrued projects, as well as a net gain of $10.4 million realized on the termination of two joint ventures.

Income Tax Expense

We recorded income tax expense of $33.2 million in the nine months ended September 30, 2010 compared to $52.5 million in the comparable prior year period. The decrease in tax expense is driven by a decrease in the effective tax rate. The effective rate for the current year period was 9.3%, versus 20.8% in the comparable prior year period. The decrease in the effective rate was mainly due to the release of certain tax reserves due to favorable tax rulings from taxing authorities and expirations of statutes of limitations.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations, which was $736.9 million for the nine months ended September 30, 2010. We believe that cash provided by operating activities will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control. During the nine months ended September 30, 2010, changes in operating assets and liabilities resulted in a net cash inflow of $31.7 million, primarily due to the receipt of approximately $98.8 million, representing a tax refund received in the first quarter, and cash collections on accounts receivable, partially offset by an increase in our inventory balances.

Cash used in investing activities for the nine months ended September 30, 2010 was $620.7 million, consisting primarily of cash paid for acquisitions and capital expenditures. On September 7, 2010, we acquired Bioniche Pharma, a privately held, global injectable pharmaceutical company, for $543.7 million. We believe Bioniche Pharma will provide Mylan not only an immediate entry into the North American injectables market but also a platform for future growth opportunities. In addition, cash of approximately $10.0 million was paid as part of the purchase consideration for an FDF manufacturing facility in India. Capital expenditures were $96.3 million, and were made primarily for equipment, including a portion related to our previously announced planned expansions and integration plans. Capital expenditures for the year 2010 are expected to be approximately $200.0 to $250.0 million.

Cash provided by financing activities was $128.3 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we completed a private placement of $550.0 million aggregate principal amount of 7.625% Senior Notes due 2017 and $700.0 million aggregate principal amount of 7.875% Senior Notes due 2020. Through a reopening of the 2020 Senior Notes during the quarter ended September 30, 2010, the Company privately placed $300.0 million aggregate principal amount of senior notes, which were issued at a price of 105.5%, giving an effective yield to maturity of 7.087%. We used approximately $1.30 billion of the net proceeds from the private placement to repay a portion of our outstanding term loans. Additionally, we paid cash dividends of $104.3 million on our 6.5% mandatory convertible preferred stock.

As of September 30, 2010, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the September 30, 2010 period was more than 130% of the applicable conversion reference price of $13.32 at September 30, 2010, the $575.0 million of Cash Convertible Notes were currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

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

Our Condensed Consolidated Balance Sheet as of September 30, 2010 includes restructuring reserves of $16.6 million. Spending against this balance, which consists primarily of severance and related costs and costs associated with the previously announced rationalization and optimization of our global manufacturing and research and development platforms, is expected to occur during 2010 and 2011.

On October 19, 2010, the Company announced that the last quarterly dividend of $16.25 per share had been declared, based on the annual dividend rate of 6.5% and a liquidation preference of $1,000 per share, payable on November 15, 2010, to the holders of preferred stock of record as of November 1, 2010. All outstanding shares of preferred stock will also automatically convert to common stock on November 15, 2010.

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

At September 30, 2010 and December 31, 2009, we had $85.2 million and $77.5 million, respectively, outstanding under existing letters of credit. Additionally, as of September 30, 2010, we had $44.6 million available under the $100.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at September 30, 2010, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

	Euro	U.S.	Euro	Senior	Cash	2017	2020
	Tranche A	Tranche B	Tranche B	Convertible	Convertible	Senior	Senior
	Term Loans	Term Loans	Term Loans	Notes	Notes	Notes	Notes	Total
	(In thousands)
2010	$—	$—	$—	$—	$—	$—	$—	$—
2011	—	—	—	—	—	—	—	—
2012	119,640	—	7,170	600,000	—	—	—	726,810
2013	119,641	—	7,170	—	—	—	—	126,811
2014	—	1,310,010	673,973	—	—	—	—	1,983,983
2015	—	—	—	—	575,000	—	—	575,000
Thereafter	—	—	—	—	—	550,000	1,000,000	1,550,000

Total	$239,281	$1,310,010	$688,313	$600,000	$575,000	$550,000	$1,000,000	$4,962,604

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in lines of business. The Senior Credit Agreement contains financial covenants requiring maintenance of a minimum interest coverage ratio and a senior leverage ratio, both of which are defined within the agreement. We have been compliant with the financial covenants during the nine months ended September 30, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued revised accounting guidance for multiple-deliverable revenue arrangements. The amended guidance requires that consideration received be allocated at the inception of the arrangement to all deliverables using the relative selling price method and provides for expanded disclosures related to such arrangements. It is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Mylan is currently evaluating the impact of adoption on its consolidated financial statements.

In April 2010, the FASB issued revised accounting guidance for the milestone method of revenue recognition. The amended guidance is effective for fiscal years beginning on or after June 15, 2010. It provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. Mylan is currently evaluating the impact of adoption on its consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2010, the Company completed its acquisition of Bioniche Pharma. Bioniche Pharma will be excluded for the purposes of managements’ evaluation of the Company’s internal control over financial reporting as of December 31, 2010.

Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan intends to contest this ruling along with the liability finding and other damages awards as part of its pending appeal, which is proceeding in the Court of Appeals for the D.C. Circuit, with oral argument having been held on October 8, 2010. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $15.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheets) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases may go to trial in 2010. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously. On January 27, 2010, in the New York Counties cases, the U.S. District Court for the District of Massachusetts granted the plaintiffs’ motion for partial summary judgment as to liability under New York Social Services Law § 145-b against Mylan and several other defendants. The District Court has not ruled on the remaining issues of liability and damages. On February 8, 2010, Mylan, and a majority of the other defendants, filed a motion to amend the court’s decision, requesting the court to certify a question of New York state law pertaining to the court’s finding of requisite causation under the Social Services Law to the First Circuit Court of Appeals, so that the defendants could in turn request that the First Circuit Court of Appeals certify the question to the New York Court of Appeals. The District Court denied this motion on May 4, 2010.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleges violations of the False Claims Act and sets forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purports to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In February 2010, the Company reached an agreement in principle to settle this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement is contingent upon the execution of definitive settlement documents and court approval. The settlement would resolve a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan has reached agreement in principle to settle the Hawaii state action, and the Massachusetts state action, which settlements are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company has accrued $160 million in connection with the above-mentioned settlement in principle and the remaining state actions. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts reserved.

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

Dey is a defendant currently in lawsuits brought by the state AGs of California, Illinois, Kentucky, and Pennsylvania, as well as three New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government has asserted that Dey is jointly liable with a codefendant and seeks recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all generally allege that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims. Certain of these cases may go to trial in 2010. Dey intends to defend each of these actions vigorously. The Company has approximately $96 million recorded in other liabilities related to the price-related litigation involving Dey. As stated above, in conjunction with the acquisition of the former Merck Generics business, Mylan is entitled to indemnification from Merck KGaA. As a result, the Company has recorded approximately $96 million in other assets.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in or transferred to the Eastern District of Pennsylvania, by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan requesting documents in connection with its lawsuit against Cephalon. Mylan is in the process of responding to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. As of October 15, 2010, there are approximately 1,039 cases pending against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. In September 2010, Actavis entered into a Settlement Agreement with the plaintiffs in a majority of the claims and lawsuits. Mylan and UDL will not contribute monetarily to the settlement, but will be dismissed with prejudice from any settled cases. Any lawsuits in which the plaintiffs choose to opt out of this settlement will continue to be litigated. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows.

EU Commission Proceedings

On or around July 3, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by Matrix and four other companies, each of which entered into agreements with Servier relating to the product perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. On August 5, 2009, Matrix and Generics [U.K.] Ltd. received requests for information from the EU Commission in connection with this matter, and both companies have responded. By letters dated February 17, 2010, the EU Commission served additional requests for information on Matrix and Mylan S.A.S. The companies responded to these requests. On August 13, 2010, Matrix received an additional request for information. Matrix has responded to this request. Matrix is cooperating with the Commission in this investigation.

In addition, the EU Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan S.A.S. has responded to the questionnaires received in connection with the sector inquiry and has produced documents and other information in connection with the inquiry.

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry. The Company and Mylan S.A.S. received an additional request for information with the same case reference on December 18, 2009 and have responded to the questionnaire. Additional requests were received on March 18, 2010 and July 29, 2010. Mylan S.A.S. has responded to these requests. Mylan is cooperating with the Commission in connection with the investigation. No statement of objections has been filed against Mylan in connection with the investigation.

On March 19, 2010, Mylan Inc. and Generics [U.K.] Ltd. received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to citalopram in the European Economic Area. On this same date, Mylan Inc. and Generics [U.K.] Ltd. received requests for information from the EU Commission in connection with any agreements between Lundbeck and Generics [U.K.] Ltd. concerning citalopram. Both companies are cooperating with the EU Commission. Generics [U.K.] Ltd. responded to the request for information on May 10, 2010 and September 30, 2010. No statement of objections has been filed in connection with this investigation.

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

There are a number of operational risks associated with the integration of acquired businesses, including Bioniche Pharma. These risks include, but are not limited to, difficulties in achieving identified financial and operating synergies, cost savings, revenue synergies and growth opportunities; difficulties in consolidating information technology platforms, business applications and corporate infrastructure; our substantial indebtedness and assumed liabilities; challenges in operating in other markets outside of the U.S. that are new to us; and the unanticipated effects of export controls, exchange rate fluctuations, domestic and foreign political conditions or domestic and foreign economic conditions.

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

We have grown very rapidly over the past few years, through our acquisitions of the former Merck Generics business and Matrix, as well as the recent acquisition of Bioniche Pharma. This growth has put significant demands on our processes, systems and people. We expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage and support our rapid growth, there may be a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative compounds and the filing of marketing authorization applications for innovative compounds (such as new drug applications (“NDAs”) in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may request that we conduct additional studies and, as a result, we may be unable to reasonably determine the total research and development costs to develop a particular product. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

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

Third parties may illegally distribute and sell counterfeit versions of our products, which do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective, and can be potentially life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of the active pharmaceutical ingredient (“API”) or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

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

WE MAY EXPERIENCE REDUCTIONS IN THE LEVELS OF REIMBURSEMENT FOR PHARMACEUTICAL PRODUCTS BY GOVERNMENTAL AUTHORITIES, HMOS OR OTHER THIRD-PARTY PAYORS. IN ADDITION, THE USE OF TENDER SYSTEMS COULD REDUCE PRICES FOR OUR PRODUCTS OR REDUCE OUR MARKET OPPORTUNITIES. ANY SUCH REDUCTIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Various governmental authorities (including the U.K. National Health Service and the German statutory health insurance scheme) and private health insurers and other organizations, such as health maintenance organizations (“HMOs”) in the U.S., provide reimbursement to consumers for the cost of certain pharmaceutical products. Demand for our products depends in part on the extent to which such reimbursement is available. In the U.S., third-party payors increasingly challenge the pricing of pharmaceutical products. This trend and other trends toward the growth of HMOs, managed health care and legislative health care reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future, perhaps to the point that market demand for our products declines. Such a decline could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

The Education, Jobs and Medicaid Assistance Act was passed on August 5, 2010 and contained several provisions meant to limit the ability of corporations to claim foreign tax credits in reduction of their U.S. tax liability. We do not anticipate that the enactment of these provisions will materially impact our overall effective tax rate and income tax expense. Other proposals to change the U.S. income tax rules were proposed by the Obama administration in their fiscal year 2011 budget. The proposals would, among other things, limit the use of foreign tax credits to reduce residual U.S. income tax on non-U.S. source income and defer the deduction of interest attributable to non-U.S. source income of foreign subsidiaries. Each of these proposals would be effective only for taxable years beginning after December 31, 2010. We cannot determine whether these proposals will be enacted into law or what, if any, changes will be made to such proposals prior to their being enacted into law. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

WE MAY DECIDE TO SELL ASSETS, WHICH COULD ADVERSELY AFFECT OUR PROSPECTS AND OPPORTUNITIES FOR GROWTH, AND WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

THE TOTAL AMOUNT OF INDEBTEDNESS RELATED TO OUR OUTSTANDING CASH CONVERTIBLE NOTES DUE 2015 (THE “CASH CONVERTIBLE NOTES”) WILL INCREASE IF OUR STOCK PRICE INCREASES. IN ADDITION, OUR OUTSTANDING SENIOR NOTES SETTLEMENT VALUE INCREASES AS OUR STOCK PRICE INCREASES, ALTHOUGH WE DO NOT ACCOUNT FOR THIS AS AN INCREASE IN INDEBTEDNESS. ALSO, WE HAVE ENTERED INTO NOTE HEDGES AND WARRANT TRANSACTIONS IN CONNECTION WITH THE 1.25% SENIOR CONVERTIBLE NOTES DUE 2012 (THE “SENIOR CONVERTIBLE NOTES”) AND CASH CONVERTIBLE NOTES IN ORDER TO HEDGE SOME OF THE RISK ASSOCIATED WITH THE POTENTIAL INCREASE OF INDEBTEDNESS AND SETTLEMENT VALUE. SUCH TRANSACTIONS HAVE BEEN CONSUMMATED WITH CERTAIN COUNTERPARTIES, MAINLY HIGHLY RATED FINANCIAL INSTITUTIONS. ANY INCREASE IN INDEBTEDNESS, NET EXPOSURE RELATED TO THE RISK OR FAILURE OF ANY COUNTERPARTIES TO PERFORM THEIR OBLIGATIONS, COULD HAVE ADVERSE EFFECTS ON US, INCLUDING UNDER OUR DEBT AGREEMENTS, AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

We may be unable to realize synergies or other benefits, including tax savings, expected to result from any acquisitions, joint ventures or other transactions or investments we may undertake, or be unable to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits. Realization of the anticipated benefits of acquisitions or other transactions could take longer than expected, and implementation difficulties, unforeseen expenses, complications and delays, market factors or a deterioration in domestic and global economic conditions could alter the anticipated benefits of any such transactions. We may also compete for certain acquisition targets with companies having greater financial resources than us or other advantages over us that may prevent us from acquiring a target. These factors could impair our growth and ability to compete, require us to focus additional resources on integration of operations rather than other profitable areas, or otherwise cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1		Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
3.2		Bylaws of the registrant, as amended to date, filed as Exhibit 3.2 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
4	.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4	.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4	.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4	.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4	.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.

4	.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4	.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4	.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
4.3		Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.4		Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
4.5		Indenture, dated as of May 19, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 19, 2010, and incorporated herein by reference.
10.1		Purchase Agreement, dated as of July 30, 2010, among the registrant, the guarantors named therein and Goldman, Sachs & Co.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc. (Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Chairman and Chief Executive Officer
(Principal Executive Officer)

October 27, 2010

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 27, 2010

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting Officer and
Corporate Controller
(Principal Accounting Officer)

October 27, 2010

EXHIBIT INDEX

10.1		Purchase Agreement, dated as of July 30, 2010, among the registrant, the guarantors named therein and Goldman, Sachs & Co.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase