Form 10-K
period 2010-12-31
MYLAN INC.
filed 2011-02-24
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,248,029,281.

The number of shares outstanding of common stock of the registrant as of February 17, 2011, was 437,057,304.

INCORPORATED BY REFERENCE

Parts of Form 10-K into which
Document	Document is Incorporated

Proxy Statement for the 2011 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2010.	III

MYLAN INC.

INDEX TO FORM 10-K
For the Year Ended December 31, 2010

PART I

ITEM 1.	Business

Mylan Inc. and its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”) rank among the leading generic and specialty pharmaceutical companies in the world and provide products to customers in more than 150 countries and territories. Mylan maintains one of the industry’s broadest and highest quality product portfolios supported by a robust product pipeline and a vertically integrated active pharmaceutical ingredient operation, which is one of the world’s largest; and runs a specialty business focused on respiratory, allergy and psychiatric therapies. Mylan is a fully-integrated global pharmaceutical company that develops, licenses, manufactures, markets and distributes generic and branded generic pharmaceuticals, specialty pharmaceuticals and active pharmaceutical ingredients (“API”) and was incorporated in Pennsylvania in 1970.

Overview

Throughout its history, Mylan has been recognized as a leader in the United States (“U.S.”) generic pharmaceutical market. Since 2007, Mylan has transformed itself into a worldwide pharmaceutical leader, and is currently the third largest generic and specialty pharmaceuticals company in the world, in terms of revenues. This transformation has taken place through organic growth and external expansion. Our leadership position in the U.S. generic pharmaceutical industry is the result of our ability to obtain Abbreviated New Drug Application (“ANDA”) approvals, as well as our reliable supply chain. Through the acquisitions of Matrix Laboratories Limited (“Matrix”), Merck KGaA’s generics and specialty pharmaceutical business (“the former Merck Generics business”) and more recently Bioniche Pharma Holdings Limited (“Bioniche Pharma”), we have created a horizontally and vertically integrated platform with global scale, augmented our diversified product portfolio and further expanded our range of capabilities, all of which we believe position us well for the future.

In September 2010, Mylan completed the acquisition of 100% of the outstanding equity in Bioniche Pharma, a privately held, global injectable pharmaceutical company. Bioniche Pharma manufactures and sells a diverse portfolio of injectable products across several therapeutic areas for the hospital setting. The addition of Bioniche Pharma has strengthened our position in the institutional marketplace, as it augments the portfolio of products we have historically offered to this sector through certain of our North American subsidiaries.

Through Matrix, an Indian subsidiary, we manufacture and supply low cost, high quality API for our own products and pipeline, as well as for third parties. Matrix is one of the world’s largest API manufacturers with respect to the number of drug master files (“DMFs”) filed with regulatory agencies. Matrix is also a leader in supplying API for the manufacturing of antiretroviral (“ARV”) drugs, which are utilized in the treatment of HIV/AIDS. Additionally, Matrix offers a line of finished dosage form (“FDF”) products in the ARV market and manufactures non-ARV FDF products that are marketed by Mylan. Mylan holds approximately 97% ownership and control in Matrix.

Mylan has a robust worldwide commercial presence in the generic pharmaceutical market, including leadership positions in France and Australia and several other key European and Asia Pacific markets, as well as a leading branded specialty pharmaceutical business focusing on respiratory and allergy products.

Currently, Mylan markets a global portfolio of more than 1,000 different products covering a vast array of therapeutic categories. We offer an extensive range of dosage forms and delivery systems, including oral solids, topicals, liquids and semi-solids, as well as some that are difficult to formulate and manufacture and typically have longer product life cycles than traditional generic pharmaceuticals, including transdermal patches, high potency formulations, injectables, controlled release and respiratory delivery products.

Mylan also has one of the deepest pipelines and largest number of products pending regulatory approval in our history. Increased sales volumes and continued leverage of our vertically integrated platform will provide substantial operational efficiencies and economies of scale.

We believe that the breadth and depth of our business provide certain competitive advantages over many of our competitors in major markets in which we operate, and provide less dependency on any single market or product, and, as a result, we are better able to successfully compete on a global basis.

Our Operations

Mylan has two segments, “Generics” and “Specialty.” Our revenues are primarily derived from the sale of generic and branded generic pharmaceuticals, specialty pharmaceuticals and API. Our generic pharmaceutical and API business is conducted primarily in the U.S. and Canada (collectively, “North America”), Europe, the Middle East, and Africa (collectively, “EMEA”), and India, Australia, Japan and New Zealand (collectively, “Asia Pacific”). Our API business is conducted through Matrix, which is included within the Asia Pacific region in our Generics Segment. Our specialty pharmaceutical business is conducted by Dey Pharma, L.P. (“Dey”). Refer to Note 14 to Consolidated Financial Statements included elsewhere in this Form 10-K for additional information related to our segments.

Generics Segment

North America

The U.S. generics market is the largest in the world, with generic prescription market revenues of $41.2 billion for the twelve months ended November 2010. Mylan holds the number two ranking in the U.S. generics prescription market in terms of both revenue and prescriptions dispensed. One in every 11 prescriptions dispensed in the U.S. is a Mylan product. Our sales are derived principally through our wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), our primary U.S. pharmaceutical research, development, manufacturing, marketing and distribution subsidiary, as well as through Mylan Institutional. Mylan Institutional, a business platform created in 2010, combines the product lines of Bioniche Pharma and UDL Laboratories, Inc. (“UDL”), Mylan’s unit dose business, both wholly owned subsidiaries.

MPI’s net revenues are derived primarily from the sale of solid oral dosage and transdermal patch products. Mylan Institutional’s net revenues are derived from the sale of UDL’s and Bioniche Pharma’s product offerings. UDL primarily re-packages and markets products either obtained from MPI or purchased from third parties, in unit dose formats, for use primarily in hospitals and other medical institutions. Bioniche Pharma manufactures and sells a diverse portfolio of injectable products across several therapeutic areas with most of the company’s sales made to customers in the U.S.

In the U.S., we have one of the largest product portfolios among all generic pharmaceutical companies, consisting of approximately 270 products, of which approximately 225 are in capsule or tablet form in an aggregate of approximately 590 dosage strengths. Included in these totals are 29 extended release products in a total of 68 dosage strengths.

Also included in our U.S. product portfolio are four transdermal patch products in a total of 18 dosage strengths that are developed and manufactured by Mylan Technologies, Inc. (“MTI”), our wholly owned transdermal technology subsidiary. MTI’s fentanyl transdermal system (“fentanyl”) was the first AB-rated generic alternative to Duragesic® on the market and was also the first generic class II narcotic transdermal product ever approved. MTI’s fentanyl product currently remains the only AB-rated generic alternative approved in all strengths.

Mylan Institutional focuses on providing a differentiated product offering tailored to institutional customers throughout North America, including group purchasing organizations, wholesalers, hospitals, surgical and radiology services, home infusion service providers, long-term care facilities, correctional facilities, specialty pharmacies, veterinary clinics and retail outlets. Mylan Institutional also creates a platform for the commercialization of future biosimilar product offerings. Mylan Institutional includes, among other product offerings, Bioniche Pharma’s diverse portfolio of 29 injectable products (branded and generic) in a total of 48 dosage strengths, across several therapeutic areas for the hospital setting, including analgesics/anesthetics, orthopedics, oncology and urology. In addition to the products we manufacture in the U.S., we also market, principally through Mylan Institutional, approximately 53 generic products in a total of approximately 84 dosage strengths under supply and distribution agreements with other pharmaceutical companies.

We believe that the breadth of our product offerings helps us to successfully meet our customers’ needs and to better compete in the generic industry over the long term. We also believe the future growth of our U.S. generics business is partially dependent upon continued acceptance of generic products as low cost alternatives to branded pharmaceuticals, a trend which is largely outside of our control. However, we believe that we can maximize the profitability of our generic product opportunities by continuing our proven track record of bringing to market high quality products that are difficult to formulate or manufacture, or for which the API is difficult to obtain. Over the last several years, in addition to fentanyl, we have successfully introduced generic products with high barriers to entry, including our launches of, among others, levetiracetam, divalproex, extended phenytoin sodium, levothyroxine sodium, oxybutynin, paroxetine hydrochloride extended-release, valacyclovir and lansoprazole. Several of these products continue to be meaningful contributors to our business several years after their initial launch, due to their high barriers to entry. Additionally, we expect to achieve growth in our U.S. business by launching new products for which we may attain U.S. Food and Drug Administration (“FDA”) first-to-file status with Paragraph IV certification. As described further in the “Product Development and Government Regulation” discussion below, this Paragraph IV certification makes the product approval holder eligible for a period of generic marketing and distribution exclusivity.

Through our wholly owned subsidiary Mylan Pharmaceuticals ULC, we market generic pharmaceuticals in Canada, the world’s third largest generic retail prescription market that had revenues of $4.9 billion for the twelve months ended November 2010. Mylan Pharmaceuticals ULC offers a portfolio of approximately 115 products, in an aggregate of approximately 250 dosage strengths, and currently ranks fourth in terms of market share in the generic retail prescription market in Canada, based on value. As in the U.S., we believe that growth in Canada will be dependent upon acceptance of generic products as low cost alternatives to branded pharmaceuticals. Further, we hope to leverage the strength and reliability of the Mylan brand in the U.S. to foster growth throughout North America.

EMEA

Our generic pharmaceutical sales in EMEA are generated primarily by our wholly owned subsidiaries in Europe, through which we have operations in 21 countries. The types of markets within Europe vary from country to country; however, when combined, the European market is the second largest generic pharmaceutical market in the world. Within Europe, the generic retail prescription market in Germany is the largest, followed by France, the United Kingdom (“U.K.”), Italy and Spain, respectively. Of the top ten generic retail prescription markets in Europe, we hold strong positions in several company-branded markets, including the number one market share position in France, the number two market share position in Italy and a top three market share position in Belgium, Portugal and the Netherlands. We also hold a top three market share position in the generic prescription market in the U.K.

The European generic retail prescription market varies significantly by country in terms of the extent of generic penetration, the key decision maker in terms of drug choice, and other important aspects. Some countries, including the Netherlands, Germany, the U.K. and Poland, are characterized by relatively high generic penetration, ranging between 49% and 60% of total retain prescription market sales in the twelve months ended November 2010, based on volume. Conversely, other major European markets, including France, Italy and Spain, are characterized by much lower generic penetration, ranging between 14% and 32% of total retail prescription sales in the twelve months ended November 2010, based on volume. However, recent actions have been taken by governments, in particular, in these latter countries to reduce healthcare costs with measures including encouraging further use of generic pharmaceutical products. In each of these underpenetrated markets, in addition to growth from new product launches, we expect our future growth to be driven by increased generic utilization.

The manner in which products are marketed also varies by country. In addition to selling pharmaceuticals under their International Nonproprietary Name (i.e., active ingredient), in certain European countries, there is a market for both branded generic products and “company-branded” generic products. Branded generic pharmaceutical products are given a unique brand name as these tend to be more responsive to the promotion efforts generally used to promote brand products. Company-branded products generally consist of the active ingredient with a prefix or suffix of the company’s name, either in whole or in part.

Some countries, such as the U.K., Germany and the Netherlands, permit substitution by pharmacists. In other countries, pharmacists are permitted to dispense only the specific product prescribed by doctors. In France, Italy, Spain and Portugal, the market is a hybrid, with elements of both present.

Within EMEA, we characterize the different markets in which we operate as growth, commodity or emerging, based on size, maturity and expected growth rates. We consider our growth markets to include France, Italy, Spain, Belgium and Portugal. We consider our commodity markets to include Germany, the U.K. and the Netherlands. We consider our emerging markets to include several markets in Central and Eastern Europe.

Following is a summary of our operations in the major European countries in which we conduct our business:

France

In France, we market through our subsidiary, Mylan S.A.S., a retail portfolio of approximately 200 products, in an aggregate of approximately 540 dosage strengths. In France, we have the highest market share, based on value, in the company-branded generic retail prescription market, with a share of approximately 30%. Our future growth in the French market is expected to come primarily from new product launches.

Italy

In Italy, we market through our subsidiary, Mylan S.p.A., a portfolio of approximately 120 products, in an aggregate of approximately 235 dosage strengths. In Italy, we have the second highest market share, based on value, in the company-branded generic retail prescription market. We believe that the Italian generic market is underpenetrated, with company-branded retail generics representing approximately 7% of the value of the Italian pharmaceutical retail market. The Italian government has put forth only limited measures aimed at encouraging generic use, and as a result, generic substitution is still in its early stages. Our growth in the Italian generics market will be fueled by increasing generics penetration and off-patent molecules.

Spain

In Spain, we market through our subsidiary, Mylan Pharmaceuticals S.L., a portfolio of approximately 85 products, in an aggregate of approximately 295 dosage strengths. In Spain, we have the seventh highest market share, based on value, in the company-branded generic retail prescription market. The company-branded generic market made up approximately 8% of the total Spanish retail pharmaceutical market by value for the twelve months ended November 2010. We view further generic penetration of the Spanish market to be a key driver of our growth in that country.

Germany

In Germany, we market through our subsidiary, Mylan dura, a portfolio of approximately 130 products, in an aggregate of approximately 710 dosage strengths. In Germany, we have the sixth highest market share, based on value, in the company-branded generic retail prescription market. A tender system has been implemented in Germany, and as a result, health insurers play a major role in this market. Under a tender system, health insurers invite manufacturers to submit bids that establish prices for generic pharmaceuticals. Pricing pressures result from an effort to win the tender. As a result of these tenders, our business in Germany has declined, and future growth in the German marketplace will depend upon our ability to compete based primarily on price.

U.K.

In the U.K., we offer a broad product portfolio of approximately 160 products, in an aggregate of approximately 350 dosage strengths. Mylan is ranked third in the U.K. generic prescription market, in terms of value, with an estimated market share of approximately 11%. Mylan is well positioned in the U.K. as a preferred supplier to wholesalers and is also focused on areas such as multiple retail pharmacies and hospitals. The U.K. generic prescription market is highly competitive, and any growth in the market will stem from new product launches, although we expect the value will continue to be affected by price erosion.

Other EMEA Locations

We also have a notable presence in several other European company-branded generic retail prescription markets, including Portugal, the Netherlands, and Belgium, where we hold the third highest market share in terms of value and Sweden, where we have the fourth highest market share in terms of value. In Ireland, we also hold the sixth market position in terms of value in the generic retail prescription market. We also operate in several markets in Central and Eastern Europe, including Poland, Hungary, Slovakia, Slovenia and the Czech Republic. Additionally, we have an export business which is focused on Africa and the Middle East.

Our balanced geographical position, leadership standing in many established and growing markets and our vertically integrated platform will all be keys to our future growth and success in EMEA.

Asia Pacific

We market generic pharmaceuticals in Asia Pacific through subsidiaries in Australia, New Zealand, India and Japan. Additionally, we market API to third parties as well as to other Mylan subsidiaries through Matrix. We have the highest market share in both the Australia and New Zealand generic pharmaceuticals markets.

Australia

The generic pharmaceutical market in Australia had sales of approximately $940 million during the twelve months ended June 2010. Through our wholly owned subsidiary Alphapharm, we hold an estimated 57% market share by volume in Australia, and we offer a portfolio of approximately 155 products, in an aggregate of approximately 410 dosage strengths. The Australian generics market is still underdeveloped, and as a result, the government is increasingly focused on promoting generics in an effort to reduce costs. Maintaining our position of market leadership as the market undergoes further generic penetration and continued pricing pressure will be the key to our future success in Australia.

New Zealand

In New Zealand, our business operates under the name Mylan New Zealand and is the largest generics company in the country.

Japan

Mylan Seiyaku, our Japanese subsidiary, offers a broad portfolio of more than 400 products, in an aggregate of more than 900 dosage strengths. We also have a manufacturing and packaging facility located in Japan, which is key to serving the Japanese market. Japan is the second largest pharmaceutical market in the world behind the U.S., and the sixth largest generic retail prescription market worldwide, with sales of approximately $4.4 billion during the twelve months ended December 2010. Currently, the market is largely comprised of hospitals and clinics, but is expected to move into pharmacies as generic substitution becomes more prevalent. Recent pro-generics government actions include fixed hospital reimbursement for certain procedures and pharmacy substitution. The Japanese government has stated that it is trying to grow generic utilization to 30% by the end of March 2013 from approximately 23% currently.

Matrix

At Matrix, our finished dosage business primarily produces ARV products, which are sold mostly outside of India, and other FDF products for sale to third parties by other Mylan operations around the world. Expansion of this portfolio and an increase in product sales within India are both key drivers of future growth.

In addition to the sale of FDF products, Asia Pacific revenues are augmented by API sales. We currently have more than 200 APIs in the market or under development, and we focus our marketing efforts on regulated markets such as the U.S. and the European Union (“EU”). We produce API for use in the manufacture of our own pharmaceutical products, as well as for use by third parties, in a wide range of categories, including anti-bacterials, central nervous system agents, anti-histamine/anti-asthmatics, cardiovasculars, anti-virals, anti-diabetics, anti-fungals, proton pump inhibitors and pain management drugs. Matrix is also a leading supplier of generic ARV APIs used in the treatment of HIV/AIDS.

Matrix has nine API and intermediate manufacturing facilities and two FDF facilities. Two of the API and intermediate manufacturing facilities are located in China, with the remainder in India. Seven of the facilities, including one FDF facility, are FDA approved, making Matrix one of the largest companies in India in terms of FDA-approved API manufacturing capacity.

From an API standpoint, growth is dependent upon us continuing to leverage our research and development capabilities to produce high-quality, low-cost API, while capitalizing on the greater API volumes afforded through our vertically integrated platform.

Specialty Segment

Our specialty pharmaceutical business is conducted through Dey, which competes primarily in the respiratory, severe allergy and psychiatry markets. Dey’s portfolio consists of primarily branded specialty injectable, nebulized and transdermal products for life-threatening conditions. Since our acquisition of Dey, a significant portion of Dey’s revenues have been derived through the sale of the EpiPen® Auto-Injector.

The EpiPen Auto-Injector, which is used in the treatment of severe allergies, is an epinephrine auto-injector which has been sold in the U.S. since 1980 and internationally since the mid-1980’s. Dey has world-wide rights to the epinephrine auto-injector, supplied to Dey by Meridian Medical Technologies, and a worldwide license to the EpiPen trademark from Mylan. The EpiPen Auto-Injector is the number one prescribed auto-injector with over 90% market share in the U.S. and worldwide. The strength of the EpiPen brand name, quality and ease of use of the product and the promotional strength of the Dey U.S. sales force have enabled us to maintain our market share.

Perforomist® Inhalation Solution, Dey’s formoterol fumarate inhalation solution, was launched in October of 2007. Perforomist Solution is a long-acting beta2-adrenergic agonist indicated for long-term, twice-daily administration in the maintenance treatment of bronchoconstriction in chronic obstructive pulmonary disorder (“COPD”) patients, including those with chronic bronchitis and emphysema. Dey has been issued several U.S. and international patents protecting Perforomist Solution.

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

Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. A reference brand drug is an approved drug product listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) provides that generic drugs may enter the market after the approval of an ANDA, which requires that bioequivalence to a reference brand product be demonstrated, and the expiration, invalidation or circumvention of any patents on the corresponding brand drug, or the end of any other market exclusivity periods related to the brand drug. Generic drugs are bioequivalent to their brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these brand products. Branded generic pharmaceutical products are generic products that are more responsive to the promotion efforts generally used to promote brand products. Growth in the generic pharmaceutical industry has been and will continue to be driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

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

New Drug Application (“NDA”).  An NDA is filed when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system, or a new indication for a previously approved drug.

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

Medicaid, a U.S. federal health care program, requires all pharmaceutical manufacturers to pay rebates to state Medicaid agencies. The rebates are based on the volume of drugs that are reimbursed by the states for Medicaid beneficiaries. The Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education and Reconciliation Act of 2010, which amends the PPACA, raised the rebate percentages for both generic and brand pharmaceuticals effective January 1, 2010. The required rebate is currently 13% of the average manufacturer’s price for sales of Medicaid-reimbursed products marketed under ANDAs, up from 11% in prior years. Sales of Medicaid-reimbursed products marketed under NDAs require manufacturers to rebate the greater of approximately 23% (up from 15%) of the average manufacturer’s price or the difference between the average manufacturer’s price and the best price during a specific period. We believe that federal or state governments may continue to enact measures aimed at reducing the cost of drugs to the public.

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

The primary regulatory approval for pharmaceutical manufacturers, distributors and importers selling pharmaceuticals to be marketed in Canada is the issuance of an EL. An EL is issued once Health Canada has approved the facility in which the pharmaceuticals are manufactured, distributed or imported. A key requirement for approval of a facility is compliance with the good manufacturing practices in Canada. For pharmaceuticals that are imported, the license for the importing facility must list all foreign sites at which imported pharmaceuticals are manufactured. To be listed, a foreign site must demonstrate compliance with the good manufacturing practices in Canada.

EMEA

The EU presents complex challenges from a regulatory perspective. There is over-arching legislation which is then implemented at a local level by the 27 individual member states, Iceland, Liechtenstein and Norway. Between 1995 and 1998, the legislation was revised in an attempt to simplify and harmonize product registration. This revised legislation introduced the mutual recognition (“MR”) procedure, whereby after submission and approval by the authorities of the so-called reference member state (“RMS”), further applications can be submitted into the other chosen member states (known as concerned member states (“CMS”)). Theoretically, the authorization of the RMS should be mutually recognized by the CMS. More typically, however, a degree of re-evaluation is carried out by the CMS. In November 2005, this legislation was further optimized. In addition to the MR procedure, the decentralized procedure (“DCP”) was introduced. The DCP is also led by the RMS, but applications are simultaneously submitted to all selected countries. From 2005, the centralized procedure operated by the European Medicines Agency (“EMA”) became available for generic versions of innovator products approved through the centralized authorization procedure. The centralized procedure results in a single marketing authorization, which, once granted, can be used by the marketing-authorization holder to file for individual country reimbursement and make the medicine available in all EU countries listed on the application.

In the EU, as well as many other locations around the world, the manufacture and sale of pharmaceutical products is regulated in a manner substantially similar to that of the U.S. requirements, which generally prohibit the handling, manufacture, marketing and importation of any pharmaceutical product unless it is properly registered in accordance with applicable law. The registration file relating to any particular product must contain medical data related to product efficacy and safety, including results of clinical testing and references to medical publications, as well as detailed information regarding production methods and quality control. Health ministries are authorized to cancel the registration of a product if it is found to be harmful or ineffective or if it is manufactured or marketed other than in accordance with registration conditions.

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

Neither the MR nor DCPs result in automatic approval in all member states. If any member state has objections, particularly in relation to potential serious risk to public health, which cannot be resolved within the procedure scope and timelines, they will be referred to the coordination group for MR and DCPs and reviewed in a 60-day procedure. If this 60-day procedure does not result in a consensus by all member states, the product can be marketed in the countries whose health authorities agree that the product can be licensed. The issue raised will then enter a second referral procedure.

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

Certain markets in which Mylan does business have recently undergone, some for the first time, or will soon undergo, government-imposed price reductions or similar pricing pressures on pharmaceutical products. In addition, a number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing generic utilization.

An applicant for a generic marketing authorization currently cannot avail itself of the abridged procedure in the EU by relying on the originator pharmaceutical company’s data until expiry of the relevant period of exclusivity given to that data. For products first authorized prior to October 30, 2005, this period is six or ten years (depending on the member state in question) after the grant of the first marketing authorization sought for the relevant product, due to data exclusivity provisions which have been in place. From October 30, 2005, the implementation of a new EU directive (2004/27/EC) harmonized the data exclusivity period for originator pharmaceutical products throughout the EU member states, which were legally obliged to have implemented the directive by October 30, 2005. The new regime for data exclusivity provides for an eight-year data exclusivity period commencing from the grant of first marketing authorization. After the eight-year period has expired, a generic applicant can refer to the data of the originator pharmaceutical company in order to file an abridged application for approval of its generic equivalent product. Yet, conducting the necessary studies and trials for an abridged application, within the data exclusivity period, is not regarded as contrary to patent rights or to supplementary protection certificates for medicinal products. However, the applicant will not be able to launch its product for an additional two years. This ten-year total period may be extended to 11 years if the original marketing authorization holder obtains, within those initial eight years, a further authorization for a new therapeutic use of the product which is shown to be of significant clinical benefit. Further, specific data exclusivity for one year may be obtained for a new indication for a well-established substance, provided that significant pre-clinical or clinical studies were carried out in relation to the new indication. This new regime for data exclusivity applies to products first authorized after October 30, 2005.

Asia Pacific

Australia

The pharmaceutical industry is one of the most highly regulated industries in Australia. The Australian government is heavily involved in the operation of the industry, as it subsidizes purchases of most pharmaceutical products. The Australian government agency the Therapeutic Goods Administration (the “TGA”) also regulates the quality, safety and efficacy of therapeutic goods.

The government exerts a significant degree of control over the pharmaceuticals market through the Pharmaceutical Benefits Scheme (“PBS”), which is a governmental program for subsidizing the cost of pharmaceuticals to Australian consumers. More than 80% of all prescription medicines sold in Australia are reimbursed by the PBS. The PBS is operated under the National Health Act 1953 (Cth). This statute governs matters such as who may sell pharmaceutical products, the prices at which pharmaceutical products may be sold and governmental subsidies. Australia has undergone government-imposed price reductions and the price disclosure system will impose further price reductions on a rolling basis, which has had, and could continue to have, a negative impact on sales and gross profit in this market.

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

Australia has a five-year data exclusivity period, whereby any data relating to a pharmaceutical product cannot be referred to in or used in the examination by the TGA of another company’s dossier until five years after the original product was approved.

Manufacturers and suppliers of pharmaceutical products are also regulated by the TGA, which administers the Therapeutic Goods Act 1989 (Cth) (the “Act”). The Act regulates the registration, listing, quality, safety, efficacy, promotion and sale of therapeutic goods, including pharmaceuticals, supplied in Australia. The TGA carries out a range of assessment and monitoring activities to ensure that therapeutic goods available in Australia are of an acceptable standard, with a goal of ensuring that the Australian community has access, within a reasonable time, to therapeutic advances. Australian manufacturers of all medicines must be licensed under Part 3-3 of the Act, and their manufacturing processes must comply with the principles of the good manufacturing practices in Australia.

All therapeutic goods manufactured for supply in Australia must be listed or registered in the Australian Register of Therapeutic Goods (the “ARTG”), before they can be promoted or supplied for use and/or sale in Australia. The ARTG is a database kept for the purpose of compiling information in relation to and providing for evaluation of, therapeutic goods for use in humans and lists therapeutic goods which are approved for supply in, or export from, Australia. Whether a product is listed or registered in the ARTG depends largely on the ingredients, the dosage form of the product and the promotional or therapeutic claims made for the product.

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

Japan

In Japan, we are governed by various laws and regulations, including the Pharmaceutical Affairs Law (Law No. 145, 1960), as amended, and the Products Liability Law (Law No. 85, 1994).

Under the Pharmaceutical Affairs Law, the retailing or supply of a pharmaceutical that a person has manufactured (including manufacturing under license) or imported is defined as “marketing,” and in order to market pharmaceuticals, one has to obtain a license, which we refer to herein as a Marketing License, from the Minister of Health, Labour and Welfare (the “MHLW”). The authority to grant the Marketing License is delegated to prefectural governors; therefore, the relevant application must be filed with the relevant prefectural governor. A Marketing License will not be granted if the quality control system for the pharmaceutical for which the Marketing License has been applied or the post-marketing safety management system for the relevant pharmaceutical does not comply with the standards specified by the relevant Ministerial Ordinance made under the Pharmaceutical Affairs Law.

In addition to the Marketing License, a person intending to market a pharmaceutical must, for each product, obtain marketing approval from the MHLW with respect to such marketing, which we refer to herein as Marketing Approval. Marketing Approval is granted subject to examination of the name, ingredients, quantities, structure, administration and dosage, method of use, indications and effects, performance and adverse reactions, and the quality, efficacy and safety of the pharmaceutical. A person intending to obtain Marketing Approval must attach materials, such as data related to the results of clinical trials (including a bioequivalence study, in the case of generic pharmaceuticals) or conditions of usage in foreign countries. Japan provides for market exclusivity through a re- examination system, which prevents the entry of generic pharmaceuticals until the end of the re-examination period, which can be up to eight years (and ten years in the case of orphan drugs).

The authority to grant Marketing Approval in relation to pharmaceuticals for certain specified purposes (e.g., cold medicines and decongestants) is delegated to the prefectural governors by the MHLW, and applications in relation to such pharmaceuticals must be filed with the governor of the relevant prefecture where the relevant company’s head office is located. Applications for pharmaceuticals for which the authority to grant the Marketing Approval remains with the MHLW must be filed with the Pharmaceuticals and Medical Devices Agency. When an application is submitted for a pharmaceutical whose active ingredients, quantities, administration and dosage, method of use, indications and effects are distinctly different from those of pharmaceuticals which have already been approved, the MHLW must seek the opinion of the Pharmaceutical Affairs and Food Sanitation Council.

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

The MHLW must cancel a Marketing Approval, after hearing the opinion of the Pharmaceutical Affairs and Food Sanitation Council, when the MHLW finds that the relevant pharmaceutical falls under any of (a) through (c) above. In addition, the MHLW can order the amendment of a Marketing Approval when it is necessary to do so from the viewpoint of public health and hygiene. Moreover, the MHLW can order the cancellation or amendment of a Marketing Approval when (1) the necessary materials for re-examination or re-evaluation, which the MHLW has ordered considering the character of pharmaceuticals, have not been submitted, false materials have been submitted or the materials submitted do not comply with the criteria specified by the MHLW, (2) the relevant company’s Marketing License has expired or has been canceled (a Marketing License needs to be renewed every five years), (3) the regulations regarding investigations of facilities in relation to manufacturing management standards or quality control have been violated, (4) the conditions set in relation to the Marketing Approval have been violated, or (5) the relevant pharmaceutical has not been marketed for three consecutive years without a due reason.

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

API

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

Research and Development

Research and development efforts are conducted on a global basis, primarily to enable us to develop, manufacture and market approved pharmaceutical products in accordance with applicable government regulations. We have significantly bolstered our global research and development capabilities over the past several years, including through the 2010 acquisition of Bioniche Pharma, which significantly enhances our injectables platform. In the U.S., our largest market, the FDA is the principal regulatory body with respect to pharmaceutical products. Each of our other markets has separate pharmaceutical regulatory bodies, including, but not limited to, the Agency Francaise de Securite Sanitaire des Produicts de Sante in France, Health Canada, the Medicines and Healthcare products Regulatory Agency in the U.K., the EMA (a decentralized body of the EU), the Bundesinstitut für Arzneimittel und Medizinprodukte in Germany, the Irish Medicines Board in Ireland, the Agenzia Italiana del Farmaco in Italy, the Agencia Española de Medicamentos y Productos Sanitarios in Spain, the TGA in Australia, the MHLW in Japan, Drug Controller General of India, and the World Health Organization (“WHO”), the regulatory body of the United Nations.

Our global research and development strategy emphasizes the following areas:

•	development of both branded and generic finished dose products for the global marketplace, including ARV programs;

•	development of pharmaceutical products that are technically difficult to formulate or manufacture because of either unusual factors that affect their stability or bioequivalence or unusually stringent regulatory requirements;

•	development of novel controlled-release technologies and the application of these technologies to reference products;

•	development of injectable products;

•	development of unit dose oral inhalation products for nebulization;

•	development of API;

•	development of drugs that target smaller, specialized or underserved markets;

•	development of generic drugs that represent first-to-file opportunities in the U.S. market;

•	expansion of the existing solid oral dosage product portfolio, including with respect to additional dosage strengths;

•	completion of additional preclinical and clinical studies for approved NDA products required by the FDA, known as post-approval (Phase IV) commitments; and

•	conducting life-cycle management studies intended to further define the profile of products subject to pending or approved NDAs.

The Biologic License Application (“BLA”) regulatory pathway was created to review and approve new applications for drugs that are typically produced in living cells. In 2010, in the context of the adoption of the Patient Protection and Affordable Care Act — H.R. 3590 and the Healthcare and Education Reconciliation Act of 2010 — H.R. 4872, an abbreviated pathway for the approval of generic versions of BLA approved products in the United States was created. This happened after legislation for abbreviated pathways for generic biologics were adopted in the past years in the EU, Japan and Canada. Recently the FDA held a public hearing for all stakeholders to provide input concerning scientific and technical aspects of the agency’s implementation of the statute. Mylan is a very active participant in this process.

The success of generic biologics in the marketplace and our ability to be successful in this emerging market will depend on the implementation of balanced scientific standards for approval, while not imposing excessive clinical testing demands for well established products. Furthermore an efficient patent resolution mechanism and a well defined mechanism to grant interchangeability after bio-similarity with the reference biological product is established will be key elements determining our future success in this area.

We have a robust generic pipeline. As of December 31, 2010, we had approximately 1,540 country level product approvals pending. During 2010, we completed more than 1,240 global country level product submissions, which included 101 in North America, 763 in EMEA and 378 in Asia Pacific. These submissions included those for existing products in new markets as well as products new to the Mylan portfolio.

During the year ended December 31, 2010, we received 757 product approvals globally, including individual country level approvals. Of that total, 60 were in North America, including 47 in the U.S., 87 in Asia Pacific, 485 country level approvals in EMEA, nine from the WHO and 116 approvals for ARV products. The 47 approvals in the U.S. consisted of 36 final ANDA approvals and 11 tentative ANDA approvals. The 116 approvals for ARV products were received from the U.S. President’s Emergency Plan for AIDS Relief (“PEPFAR”) and the WHO and consisted of 21 different products in 24 countries.

During 2010, we continued to make strides in developing more affordable ARV products and making them more widely available in developing countries. For example, in the current year we received tentative FDA approval under PEPFAR for two strengths of Atazanavir Sulfate Capsules, which, unlike currently available drugs in its class, offers once-daily dosing, a distinctive resistance profile and may result in fewer metabolic complications.

As of December 31, 2010, we had 170 ANDAs pending FDA approval, representing $99.6 billion in annual sales for the brand name equivalents of these products for the twelve months ended June 30, 2010. Of those pending product applications, 45 were first-to-file Paragraph IV ANDA patent challenges, representing $24.2 billion in annual brand sales for the twelve months ended June 30, 2010.

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

An innovator product’s market exclusivity is generally determined by two forms of intellectual property: patent rights held by the innovator company and any regulatory forms of exclusivity to which the innovator is entitled.

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

We estimate the likely market exclusivity period for each of our branded products on a case-by-case basis. It is not possible to predict the length of market exclusivity for any of our branded products with certainty because of the complex interaction between patent and regulatory forms of exclusivity, and inherent uncertainties concerning patent litigation. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that we currently estimate or that the exclusivity will be limited to the estimate.

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

In EMEA and Asia Pacific, generic pharmaceuticals are sold to wholesalers, independent pharmacies and, in certain countries, directly to hospitals. Through a broad network of sales representatives, we adapt our marketing strategy to the different markets as dictated by their respective regulatory and competitive landscapes. Our API are sold primarily to generic FDF manufacturers throughout the world, as well as to other Mylan subsidiaries.

Specialty Segment

Dey markets its products to a number of different customer audiences in the U.S., including health care practitioners, wholesalers, pharmacists and pharmacy chains, hospitals, home health care and long-term care. We reach these customers through our field-based sales force and National Accounts team of approximately 280 employees, to increase our customers’ understanding of the unique clinical characteristics and benefits of our branded products. Additionally, Dey supports educational programs to consumers and patients.

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

Major Customers

During 2010, sales to McKesson Corporation and Cardinal Health, Inc. represented 11% each of consolidated net revenues. During 2009, sales to McKesson Corporation and Cardinal Health, Inc. represented 10% each of consolidated net revenues. Sales to McKesson Corporation and Cardinal Health, Inc. represented 12% and 10% of consolidated net revenues during 2008.

Competition

Our primary competitors include other generic companies (both major multinational generic drug companies and various local generic drug companies) and branded drug companies that continue to sell or license branded pharmaceutical products after patent expirations and other statutory expirations. In the branded space, key competitors are generally other branded products that compete based on their clinical characteristics and benefits.

Competitive factors in the major markets in which we participate can be summarized as follows:

United States.  The U.S. pharmaceutical industry is very competitive. Our competitors vary depending upon therapeutic areas and product categories. Primary competitors include the major manufacturers of brand name and generic pharmaceuticals.

The primary means of competition are innovation and development, timely FDA approval, manufacturing capabilities, product quality, marketing, portfolio offering size, customer service, reputation and price. The environment of the U.S. pharmaceutical marketplace is highly sensitive to price. To compete effectively, we rely on cost-effective manufacturing processes to meet the rapidly changing needs of our customers around a reliable, high quality supply of generic pharmaceutical products. With regard to our Specialty Segment business, significant sales and marketing effort is required to be directed to each targeted customer segment in order to compete effectively.

Our competitors include other generic manufacturers, as well as brand companies that license their products to generic manufacturers prior to patent expiration or as relevant patents expire. No further regulatory approval is required for a brand manufacturer to sell its pharmaceutical products directly or through a third-party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. Related to our Specialty Segment business, our competitors include branded manufacturers who offer products for the treatment of COPD, severe allergies and major depressive disorder, as well as brand companies that license their products to generic manufacturers prior to patent expiration.

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

Italy.  The Italian generic market is relatively small due to few incentives for market stakeholders, and in part to low prices on available brand name drugs. Also to be considered is the fact that the generic market in Italy suffered a certain delay compared to other European countries due to extended patent protection. The Italian government has put forth only limited measures aimed at increasing generic usage; generic substitution is still in its early stages. Pharmacists will play a key role in future market expansion, due to higher margins provided by generic versus branded products.

Spain.  Spain is a rapidly growing, highly fragmented generic market with many participants. Certain regions permit generic substitution by pharmacists, while others do not. As such, physicians and/or pharmacists are the key drivers of generic usage depending upon the region. Companies compete in Spain based on being first to market, offering a wide portfolio, building strong relationships with customers and providing a consistent supply of quality products.

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

India.  Intense competition by other API suppliers in the Indian pharmaceuticals market has, in recent years, led to increased pressure on prices. We expect that the exports of API and generic FDF products from India to developed markets will continue to increase. The success of Indian pharmaceutical companies is attributable to established development expertise in chemical synthesis and process engineering, development of FDF, availability of highly skilled labor and the low cost manufacturing base.

Product Liability

Global product liability litigation represents an inherent risk to firms in the pharmaceutical industry. We utilize a combination of self-insurance (including through our wholly owned captive insurance subsidiary) and traditional third-party insurance policies with regard to our product liability claims. Such insurance coverage at any given time reflects market conditions, including cost and availability, existing at the time the policy is written, and the decision to obtain commercial insurance coverage or to self-insure varies accordingly.

Raw Materials

Mylan utilizes a global approach to managing relationships with its suppliers. Matrix provides Mylan with significant vertical integration opportunities as a part of our global pharmaceutical platform. The APIs and other materials and supplies used in our pharmaceutical manufacturing operations are generally available and purchased from many different U.S. and non-U.S. suppliers, including Matrix. However, in some cases, the raw materials used to manufacture pharmaceutical products are available only from a single supplier. Even when more than one supplier exists, we may choose, and in some cases have chosen, only to list one supplier in our applications submitted to the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA.

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

Employees

Mylan’s global workforce includes approximately 13,000 employees and approximately 3,000 external contractors. Certain production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO under a contract that expires on April 16, 2012. In addition, there are non-U.S. Mylan locations, primarily concentrated in India, that have employees who are unionized or part of works councils or trade unions.

Securities Exchange Act Reports

Mylan maintains an Internet website at the following address: www.mylan.com. We make available on or through our Internet website certain reports and amendments to those reports that we file with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge, as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on the SEC website (www.sec.gov).

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

Our operations extend to numerous countries outside the U.S., and operating globally exposes us to certain additional risks including, but not limited to:

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

A significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in foreign currencies, including the Euro, the Australian Dollar, the British Pound, the Canadian Dollar, the Indian Rupee and the Japanese Yen. We report our financial results in U.S. Dollars. Our results of operations and, in some cases, cash flows, could be adversely affected by certain movements in exchange rates. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE ARE SUBJECT TO THE U.S. FOREIGN CORRUPT PRACTICES ACT AND SIMILAR WORLDWIDE ANTI-BRIBERY LAWS, WHICH IMPOSE RESTRICTIONS AND MAY CARRY SUBSTANTIAL PENALTIES. ANY VIOLATIONS OF THESE LAWS, OR ALLEGATIONS OF SUCH VIOLATIONS, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including new anti-bribery legislation in the U.K. that is scheduled to take effect in 2011, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We operate in jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example the FDA in the U.S. and the EMA in the EU). The process of obtaining regulatory approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly and largely unpredictable. Outside the U.S., the approval process may be more or less rigorous, and the time required for approval may be longer or shorter than that required in the U.S. Bioequivalency studies conducted in one country may not be accepted in other countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner, may be unable to obtain requisite approvals on a timely basis for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug it may be limited with respect to the indicated uses and delivery methods for which the drug may be marketed, which could in turn restrict our potential market for the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. The timing and cost of obtaining regulatory approvals could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative compounds and the filing of marketing authorization applications for innovative compounds (such as NDAs in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may request that we conduct additional studies and, as a result, we may incur total research and development costs to develop a particular product in excess of what we anticipated. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

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

Market perceptions of our business are very important to us, especially market perceptions of our brands and the safety and quality of our products. If we, or our brands, suffer from negative publicity, or if any of our products or similar products which other companies distribute are subject to market withdrawal or recall or are proven to be, or are claimed to be, harmful to consumers, then this could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline. Also, because we are dependant on market perceptions, negative publicity associated with product quality, illness or other adverse effects resulting from, or perceived to be resulting from, our products could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

THE ILLEGAL DISTRIBUTION AND SALE BY THIRD PARTIES OF COUNTERFEIT VERSIONS OF OUR PRODUCTS OR OF STOLEN PRODUCTS COULD HAVE A NEGATIVE IMPACT ON OUR REPUTATION AND A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The drug supply has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the Internet. The WHO estimates that more than 10% of medications being sold globally are counterfeit.

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

Our competitors, both branded and generic, often pursue strategies to prevent or delay competition from generic alternatives to branded products. These strategies include, but are not limited to:

•	entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, at the same time generic competition initially enters the market;

•	launching a generic version of their own branded product at the same time generic competition initially enters the market;

•	filing citizen’s petitions with the FDA or other regulatory bodies, including timing the filings so as to thwart generic competition by causing delays of our product approvals;

•	seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence;

•	initiating legislative efforts to limit the substitution of generic versions of brand pharmaceuticals;

•	filing suits for patent infringement that may delay regulatory approval of many generic products;

•	introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the first generic product for which we seek regulatory approval;

•	obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other potential methods;

•	persuading regulatory bodies to withdraw the approval of brand name drugs for which the patents are about to expire, thus allowing the brand name company to obtain new patented products serving as substitutes for the products withdrawn; and

•	seeking to obtain new patents on drugs for which patent protection is about to expire.

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

There may also be situations where we use our business judgment and decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch” situation). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be trebled. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES, GROSS PROFIT OR NET EARNINGS FROM TIME TO TIME. IF THE VOLUME OR PRICING OF ANY OF THESE PRODUCTS DECLINES, IT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the year ended December 31, 2010, our top ten products represented approximately 23% of our consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

A SIGNIFICANT PORTION OF OUR REVENUES ARE DERIVED FROM SALES TO A LIMITED NUMBER OF CUSTOMERS. ANY SIGNIFICANT REDUCTION OF BUSINESS WITH ANY OF THESE CUSTOMERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

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

During 2010, sales to McKesson Corporation and Cardinal Health, Inc. represented 11% each of consolidated net revenues. During 2009, sales to McKesson Corporation and Cardinal Health, Inc. represented 10% each of consolidated net revenues. Sales to McKesson Corporation and Cardinal Health, Inc. represented 12% and 10% of consolidated net revenues during 2008.

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

We utilize controlled substances in certain of our current products and products in development and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the DEA in the U.S. as well as similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale and use of controlled substances. The DEA and other regulatory agencies limit the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and other regulatory agencies for procurement quota in order to obtain these substances. Any delay or refusal by the DEA or such regulatory agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE HAVE A LIMITED NUMBER OF MANUFACTURING FACILITIES PRODUCING A SUBSTANTIAL PORTION OF OUR PRODUCTS. PRODUCTION AT ANY ONE OF THESE FACILITIES COULD BE INTERRUPTED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

A substantial portion of our capacity as well as our current production is attributable to a limited number of manufacturing facilities. A significant disruption at any one of those facilities, even on a short-term basis, whether due to a labor strike, act of God, civil or political unrest, or other events could impair our ability to produce and ship products to the market on a timely basis, which could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We are subject, as are generally all manufacturers, to various federal, state and local laws regulating working conditions, as well as environmental protection laws and regulations, including those governing the discharge of materials into the environment and those related to climate change. We are also required to comply with data protection and data privacy rules in many countries. Although we have not incurred significant costs associated with complying with such environmental provisions in the past, if changes to such environmental laws and regulations are made in the future that require significant changes in our operations or if we engage in the development and manufacturing of new products requiring new or different environmental or other controls, we may be required to expend significant funds. Such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. The Patient Protection and Affordable Care Act of 2010 included a provision requiring the Centers for Medicare and Medicaid Services (“CMS”) to publish a weighted average Average Manufacturer Price (“AMP”) for all multi-source drugs. The provision was effective October 1, 2010; however, weighted average AMP’s have not yet been published by CMS. Although the weighted average AMP would not reveal Mylan’s individual AMP, publishing a weighted average AMP available to customers and the public at large could negatively affect our leverage in commercial price negotiations.

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

Any governmental agencies that have commenced, or may commence, an investigation of Mylan could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs including Medicare and/or Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments — and even in the absence of any such ambiguity — a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Various governmental authorities (including the U.K. National Health Service and the German statutory health insurance scheme) and private health insurers and other organizations, such as health maintenance organizations (“HMOs”) in the U.S., provide reimbursements or subsidies to consumers for the cost of certain pharmaceutical products. Demand for our products depends in part on the extent to which such reimbursement is available. In the U.S., third-party payors increasingly challenge the pricing of pharmaceutical products. This trend and other trends toward the growth of HMOs, managed health care and legislative health care reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future, perhaps to the point that market demand for our products declines. Such a decline could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Several countries in which we operate have implemented, or plan to implement, government mandated price reductions. When such price cuts occur, pharmaceutical companies have generally experienced significant declines in revenues and profitability and uncertainties continue to exist within the market. Such price reductions could have an adverse effect on our business, and as uncertainties are resolved or if other countries in which we operate enact similar measures, they could have a further material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

HEALTHCARE REFORM LEGISLATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for healthcare services in the U.S., and it is likely that federal and state legislatures and health agencies will continue to focus on health care reform in the future. The PPACA and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. While the Health Reform Laws may increase the number of patients who have insurance coverage for our products, they also include provisions such as the assessment of a pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs.

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

We are involved in various legal proceedings and certain government inquiries, including, but not limited to, patent infringement, product liability, antitrust matters, breach of contract and claims involving Medicare and/or Medicaid reimbursements, some of which are described in our periodic reports, that involve claims for, or the possibility of fines and penalties involving substantial amounts of money or other relief. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

With respect to product liability, we maintain a combination of self-insurance (including through our wholly owned captive insurance subsidiary) and commercial insurance to protect against and manage a portion of the risks involved in conducting our business. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we do not have sufficient cash flow to service our indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our Senior Credit Agreement and our bond indentures allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.

In addition, if we incur additional debt, the risks described above could intensify. If global credit markets return to their recent levels of contraction, future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

THE TOTAL AMOUNT OF INDEBTEDNESS RELATED TO OUR OUTSTANDING CASH CONVERTIBLE NOTES DUE 2015 (THE “CASH CONVERTIBLE NOTES”) WILL INCREASE IF OUR STOCK PRICE INCREASES. IN ADDITION, OUR OUTSTANDING SENIOR CONVERTIBLE NOTES SETTLEMENT VALUE INCREASES AS OUR STOCK PRICE INCREASES, ALTHOUGH WE DO NOT ACCOUNT FOR THIS AS AN INCREASE IN INDEBTEDNESS. ALSO, WE HAVE ENTERED INTO NOTE HEDGES AND WARRANT TRANSACTIONS IN CONNECTION WITH THE 1.25% SENIOR CONVERTIBLE NOTES DUE 2012 (THE “SENIOR CONVERTIBLE NOTES”) AND CASH CONVERTIBLE NOTES IN ORDER TO HEDGE SOME OF THE RISK ASSOCIATED WITH THE POTENTIAL INCREASE OF INDEBTEDNESS AND SETTLEMENT VALUE. SUCH TRANSACTIONS HAVE BEEN CONSUMMATED WITH CERTAIN COUNTERPARTIES, MAINLY HIGHLY RATED FINANCIAL INSTITUTIONS. ANY INCREASE IN INDEBTEDNESS, NET EXPOSURE RELATED TO THE RISK OR FAILURE OF ANY COUNTERPARTIES TO PERFORM THEIR OBLIGATIONS, COULD HAVE ADVERSE EFFECTS ON US, INCLUDING UNDER OUR DEBT AGREEMENTS, AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

Effective internal controls are necessary for Mylan to provide reasonable assurance with respect to its financial reports. We are spending a substantial amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In the U.S. such regulations include the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

The following summarizes the significant properties used to conduct our operations:

Primary Segment	Location	Status	Primary Use

Generics Segment	North Carolina	Owned	Warehousing, Distribution
	West Virginia	Owned	Manufacturing, R&D, Warehousing, Administrative
	Illinois	Owned	Manufacturing, Warehousing, Administrative
	Texas	Owned	Manufacturing, Warehousing

Primary Segment	Location	Status	Primary Use

	Vermont	Owned	Manufacturing, Warehousing, Administrative
	Puerto Rico	Owned	Manufacturing, Warehousing, Administrative
	Germany	Leased	Administrative, Warehousing
	France	Owned	Manufacturing
		Leased	Administrative
	United Kingdom	Owned	Administrative
		Leased	Warehousing, Administrative
	Ireland	Owned	Manufacturing, Warehousing, Distribution, Administrative
		Leased	Warehousing
	Australia	Owned	Manufacturing, Warehousing, Distribution, Administrative
		Leased	Manufacturing, Warehousing, Administrative
	Netherlands	Leased	Warehousing, Distribution, Administrative
	Belgium	Leased	Warehousing, Administrative
	Canada	Owned	Warehousing, Distribution, Administrative
		Leased	Warehousing, Distribution
	India	Owned	Manufacturing, R&D, Warehousing, Distribution, Administrative
		Leased	R&D, Administrative
	Japan	Owned	Manufacturing, Administrative, Warehousing
		Leased	Warehousing, Administrative
	China	Owned	Manufacturing, Warehousing, Administrative
		Leased	Manufacturing
Specialty Segment	California	Owned	Manufacturing, Warehousing, Distribution, Administrative
	New Jersey	Leased	Administrative
	Texas	Leased	Warehousing, Distribution
Corporate/Other	Pennsylvania	Owned	Administrative
	New York	Leased	Administrative

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the district court for further proceedings. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $15.0 million cash deposit (which is included as restricted cash on the Company’s Consolidated Balance Sheets) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases may go to trial in 2011. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously. On January 27, 2010, in the New York Counties cases, the U.S. District Court for the District of Massachusetts granted the plaintiffs’ motion for partial summary judgment as to liability under New York Social Services Law § 145-b against Mylan and several other defendants. The District Court has not ruled on the remaining issues of liability and damages. On February 8, 2010, Mylan, and a majority of the other defendants, filed a motion to amend the court’s decision, requesting the court to certify a question of New York state law pertaining to the court’s finding of requisite causation under the Social Services Law to the First Circuit Court of Appeals, so that the defendants could in turn request that the First Circuit Court of Appeals certify the question to the New York Court of Appeals. The District Court denied this motion on May 4, 2010.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan reached settlements of the Alabama, Alaska, Hawaii, Kansas, Massachusetts, South Carolina, and Utah state actions. The Company has also reached agreements in principle to settle the Florida, Mississippi, Iowa and New York state actions, which settlements are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company accrued $160 million at December 31, 2009 and during 2010, paid approximately $69 million related to settlements and accrued an additional $66 million in estimated losses related to these pricing matters. As such, the Company has accrued $157 million in connection with the above-mentioned settlements and the remaining state actions at December 31, 2010. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements and/or adverse judgments can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts currently provided for.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involved whether MPI and UDL may have violated the False Claims Act by classifying certain authorized generics as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs on sales from 2000 through 2004. MPI and UDL denied the government’s allegations and denied that they engaged in any wrongful conduct. On October 19, 2009, a lawsuit, filed in March 2004 by a private relator, in which the federal government subsequently intervened, was unsealed by the U.S. District Court for the District of New Hampshire. That same day, MPI and UDL announced that they had entered into a settlement agreement with the federal government, relevant states and the relator for approximately $121 million, resolving both the lawsuit and the U.S. Department of Justice investigation. A stipulation of dismissal with prejudice has been filed with the court. The resolution of the matter did not include any admission or finding of wrongdoing on the part of either MPI or UDL. The Company has recovered approximately $50 million of the settlement amount based on overpayments resulting from adjusted net sales during the relevant timeframe.

Dey is a defendant currently in lawsuits brought by the state AG of Louisiana, as well as by three New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Dey was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all have generally alleged that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Dey is fully indemnified for these claims and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. At December 31, 2009, the Company had approximately $113 million recorded in other liabilities and in other assets related to the pricing litigation involving Dey. In December 2010, Dey completed a settlement of the federal case for approximately $282 million, including interest, and throughout 2010 settled many of the state cases. Under the indemnity, Merck KGaA was responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s consolidated statements of operations. At December 31, 2010, the Company has accrued $127 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Dey’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in or transferred to the Eastern District of Pennsylvania, by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan requesting documents in connection with its lawsuit against Cephalon. Mylan has responded to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. As of February 23, 2011, there are approximately 1,011 cases pending against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. Actavis has reached settlements in principle with the plaintiffs in a majority of the claims and lawsuits. Mylan and UDL will not contribute monetarily to the settlements, but will be dismissed with prejudice from any settled cases. Any lawsuits in which the plaintiffs choose to opt out of this settlement will continue to be litigated. As of February 23, 2011, approximately 31 plaintiffs had opted out of the settlement. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows.

EU Commission Proceedings

On or around July 8, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by

Matrix and four other companies, each of which entered into agreements with Servier relating to the product perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. Matrix and Generics [U.K.] Ltd. have received requests for information from the EU Commission in connection with this matter, and both companies have responded and are cooperating with the Commission in this investigation.

In addition, the EU Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan S.A.S. has responded to the questionnaires received in connection with the sector inquiry and has produced documents and other information in connection with the inquiry.

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry and has responded to other requests for additional information. The Company is cooperating with the Commission in connection with the investigation and no statement of objections have been filed against the Company in connection with the investigation.

On March 19, 2010, Mylan Inc. and Generics [U.K.] Ltd. received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to citalopram in the European Economic Area. Mylan Inc. and Generics [U.K.] Ltd. have received requests for information from the EU Commission in connection with any agreements between Lundbeck and Generics [U.K.] Ltd. concerning citalopram. Generics [U.K.] Ltd. has responded to additional requests for information. Both companies are cooperating with the EU Commission. No statement of objections has been filed in connection with this investigation.

Product Liability

The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. However, from time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has reached agreements in principle to settle a number of such matters. Those settlements are contingent upon the execution of definitive settlement documents. The status of the remaining claims is reviewed on an ongoing basis. During 2010, the Company accrued $41.0 million in connection with the above-mentioned settlements and certain remaining claims. There are no assurances that settlements can be reached on acceptable terms or that settlements and/or adverse judgments, if any, in the remaining litigation will not exceed the amounts currently provided for.

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

Our common stock is traded on the NASDAQ Stock Market under the symbol “MYL.” The following table sets forth the quarterly high and low sales prices for our common stock for the periods indicated:

Year Ended December 31, 2010	High	Low

Three months ended March 31, 2010	$23.30	$16.75
Three months ended June 30, 2010	23.63	16.89
Three months ended September 30, 2010	18.99	16.55
Three months ended December 31, 2010	21.49	18.33

Year Ended December 31, 2009	High	Low

Three months ended March 31, 2009	$13.85	$9.65
Three months ended June 30, 2009	14.94	12.50
Three months ended September 30, 2009	16.47	11.66
Three months ended December 31, 2009	19.21	15.42

As of February 17, 2011, there were approximately 129,412 holders of record of our common stock, including those held in street or nominee name.

On November 15, 2010, the conversion of the 6.50% mandatorily convertible preferred stock into 125,234,172 shares of our common stock was completed.

In May 2007, in conjunction with the acquisition of the former Merck Generics business, Mylan suspended the dividend on its common stock effective upon the completion of the acquisition in October 2007. The Company does not expect to pay dividends on its common stock in the near future.

In the past three years, we have issued unregistered securities in connection with the following transactions:

In November 2010, we issued $800.0 million aggregate principal amount of 6.0% Senior Notes due 2018 (the “2018 Senior Notes”). These notes were issued in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

In May 2010, we issued $550.0 million of 7.625% Senior Notes due 2017 (the “2017 Senior Notes”) and $700.0 million of 7.875% Senior Notes due 2020 (the “2020 Senior Notes”). These notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. In July 2010, we privately placed $300.0 million aggregate principal amount of senior notes through a reopening of our 2020 Senior Notes.

On September 15, 2008, Mylan completed the sale of $575.0 million of 3.75% Cash Convertible Notes due 2015 (“Cash Convertible Notes”). The Cash Convertible Notes were sold in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

STOCK PERFORMANCE GRAPH

Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends) for the three fiscal years ended March 31, 2007, the nine-month period ended December 31, 2007 and the calendar years ended December 31, 2008, 2009 and 2010 of $100 invested on March 31, 2005 in Mylan’s Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

	3/05	3/06	3/07	12/07	12/08	12/09	12/10
Mylan Inc.	100.00	133.62	122.14	81.50	57.33	106.83	122.48
S&P 500	100.00	111.73	124.95	130.97	82.52	104.35	120.07
Dow Jones U.S. Pharmaceuticals	100.00	101.98	113.39	118.13	96.69	115.15	117.59

ITEM 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included elsewhere in this Form 10-K. The functional currency of the primary economic environment in which the operations of Mylan and its subsidiaries in the U.S. are conducted is the U.S. Dollar. The functional currency of non-U.S. subsidiaries is generally the local currency in the country in which each subsidiary operates.

	Year Ended December 31,			2007 Transition	Fiscal
	2010(1)(4)	2009(2)(4)	2008(3)(4)(7)	Period(4)(5)(7)	2007(4)(6)(7)
(In thousands, except per share amounts)

Statements of Operations:
Total revenues	$5,450,522	$5,092,785	$5,137,585	$2,178,761	$1,611,819
Cost of sales	3,233,125	3,018,313	3,067,364	1,304,313	768,151

Gross profit	2,217,397	2,074,472	2,070,221	874,448	843,668
Operating expenses:
Research and development	282,146	275,258	317,217	146,063	103,692
Acquired in-process research and development	—	—	—	1,269,036	147,000
Goodwill impairment	—	—	385,000	—	—
Selling, general and administrative	1,086,609	1,050,145	1,053,485	449,598	215,538
Litigation settlements, net	127,058	225,717	16,634	(1,984)	(50,116)

Earnings (loss) from operations	721,584	523,352	297,885	(988,265)	427,554
Interest expense	331,462	318,496	380,779	196,335	53,737
Other (expense) income, net	(34,178)	22,119	11,337	86,611	50,234

Earnings (loss) before income taxes and noncontrolling interest	355,944	226,975	(71,557)	(1,097,989)	424,051
Income tax provision (benefit)	10,402	(20,773)	128,550	53,413	207,449
Net (earnings) loss attributable to the noncontrolling interest	(427)	(15,177)	4,031	3,112	(211)

Net earnings (loss) attributable to Mylan Inc. before preferred dividends	345,115	232,571	(196,076)	(1,148,290)	216,391
Preferred dividends	121,535	139,035	139,035	15,999	—

Net earnings (loss) attributable to Mylan Inc. common shareholders	$223,580	$93,536	$(335,111)	$(1,164,289)	$216,391

Selected Balance Sheet data:
Total assets	$11,536,804	$10,801,734	$10,409,859	$11,353,176	$4,253,867
Working capital(8)	1,749,831	1,567,239	1,630,023	1,056,950	1,711,509
Short-term borrowings	162,451	184,352	151,109	144,355	108,259
Long-term debt, including current portion of long-term debt	5,268,185	4,991,335	5,082,318	5,001,878	1,649,221
Total equity	3,615,401	3,145,198	2,786,841	3,506,820	1,771,725
Earnings (loss) per common share attributable to Mylan Inc. common shareholders:
Basic	$0.69	$0.31	$(1.10)	$(4.53)	$1.01
Diluted	$0.68	$0.30	$(1.10)	$(4.53)	$0.99
Cash dividends declared and paid	$—	$—	$—	$0.06	$0.24
Weighted average common shares outstanding:
Basic	324,453	305,162	304,360	257,150	215,096
Diluted	328,979	306,913	304,360	257,150	219,120

(1)	2010 includes the results of Bioniche Pharma from September 7, 2010. 2010 cost of sales includes approximately $309.2 million primarily related to the amortization of purchased intangibles from acquisitions.

(2)	2009 cost of sales includes approximately $282.5 million primarily related to the amortization of purchased intangibles from acquisitions.

(3)	2008 cost of sales includes approximately $415.6 million related to the amortization of purchased intangibles and the amortization of the inventory step-up primarily associated with acquisitions. 2008 also includes a goodwill impairment loss of $385.0 million and impairment charges on certain other assets of $72.5 million.

(4)	Effective October 2, 2007, we changed our fiscal year end from March 31st to December 31st. The above periods include Matrix from January 8, 2007 and the former Merck Generics business from October 2, 2007. The 2007 Transition Period represents the period from April 1, 2007 to December 31, 2007.

(5)	In addition to the write-off of acquired in-process research and development of $1.27 billion, cost of sales includes approximately $148.9 million related to the amortization of purchased intangibles and the amortization of the inventory step-up primarily associated with the former Merck Generics business and Matrix acquisitions.

(6)	In addition to the write-off of acquired in-process research and development of $147.0 million, cost of sales includes approximately $17.6 million primarily related to the amortization of intangibles and the inventory step-up primarily associated with the acquisition.

(7)	2008, the 2007 Transition Period, and Fiscal 2007 have been revised in accordance with the updated accounting guidance regarding noncontrolling interests and accounting related to the outstanding Convertible Notes, which we adopted on January 1, 2009.

(8)	Working capital is calculated as current assets minus current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (collectively the “Company,” “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and our other Securities and Exchange Commission (“SEC”) filings and public disclosures.

This Form 10-K may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about our market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described above under “Risk Factors” in Part  I, Item 1A. We undertake no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-K.

Executive Overview

Mylan ranks among the leading generic and specialty pharmaceutical companies in the world, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans more than 150 countries and territories. With a workforce of more than 16,000 employees and external contractors, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to customer service. Through our Matrix Laboratories Limited (“Matrix”) subsidiary, Mylan operates one of the world’s largest active pharmaceutical ingredient (“API”) manufacturers with respect to the number of drug master files filed with regulatory agencies. This capability makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain. We hold a leading generics sales position in three of the world’s largest pharmaceutical markets, those being the United States (“U.S.”), France and the United Kingdom (“U.K.”), and we also hold leading sales positions in several other key generics markets, including Australia, Belgium, Italy, Portugal and Spain.

Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Specialty engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. We also report in Corporate/Other certain research and development expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase-accounting items, impairment charges, and other items not directly attributable to the segments.

Acquisition of Bioniche Pharma Holdings Limited

On September 7, 2010, we acquired 100% of the outstanding equity in Bioniche Pharma Holdings Limited (“Bioniche Pharma”), a privately held, global injectable pharmaceutical company, for a purchase price of approximately $544 million in cash. Mylan did not assume any of Bioniche Pharma’s outstanding long-term debt or acquire any of its cash as part of the transaction. We financed this transaction using a combination of cash on hand and proceeds from long-term borrowings.

With its manufacturing and research operations based in Galway, Ireland, Bioniche Pharma manufactures and sells a diverse portfolio of injectable products across several therapeutic areas to hospital customers, including analgesics/anesthetics, orthopedics, oncology, and urology, with most of its sales made to customers in the U.S. Bioniche Pharma and our wholly-owned unit dose subsidiary UDL Laboratories, Inc. (“UDL”) were integrated to form Mylan Institutional, our hospital/institutional business based in the U.S.

The results for Bioniche Pharma from the date of the acquisition through December 31, 2010, are included in the consolidated financial statements and as part of the North American region within our Generics segment.

Acquisition of the Remaining Interest in Matrix

In March 2009, we announced plans to buy the remaining public interest in Matrix from its minority shareholders pursuant to a voluntary delisting offer. At the time, we owned approximately 71.2% of Matrix through a wholly owned subsidiary and controlled more than 76% of its voting rights. During 2010 and 2009, we completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix for cash of approximately $6 million and $182 million, respectively, bringing both our total ownership and control to approximately 97% as of December 31, 2010. In November 2010, we announced the re-opening of the offer to purchase the remainder of the shares held by minority shareholders.

Issuance of Senior Notes and Loan Repayment

In May 2010, we issued $550 million aggregate principal amount of 7.625% Senior Notes due 2017 (the “2017 Senior Notes”) and $700 million of 7.875% Senior Notes due 2020 (the “2020 Senior Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933 to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. In July 2010, we privately placed $300 million aggregate principal amount of senior notes through a reopening of our 2020 Senior Notes. The 2017 Senior Notes and 2020 Senior Notes are senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.

We used $1 billion of the net proceeds of the initial 2017 Senior Notes and 2020 Senior Notes offering to repay a portion of the U.S. Tranche B Term Loans due under the terms of its Senior Credit Agreement. Additionally, in September 2010, we repaid $300 million of debt under the Senior Credit Agreement, by repaying the remaining balance of the U.S. Tranche A Term Loans and a portion of the U.S. Tranche B Term Loans.

In November 2010, we issued $800 million aggregate principal amount of 6.0% Senior Notes due 2018 (the “2018 Senior Notes”). These notes were also issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2018 Senior Notes are also senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of our domestic subsidiaries.

We used the gross proceeds of the 2018 Senior Notes offering to repay a portion of the U.S. Tranche B Term Loans due under the terms of its Senior Credit Agreement, thereby reducing senior secured leverage and extending the maturity profile of our outstanding indebtedness.

We believe that through the foregoing 2010 capital market transactions, Mylan’s debt maturity schedule was substantially improved. Mylan has no significant debt maturities in 2011. The Company has $724 million due in

2012 and $124 million due in 2013. Our current intention is to repay such amounts using available cash on hand at maturity.

Financial Summary

For the year ended December 31, 2010, Mylan reported total revenues of $5.45 billion compared to $5.09 billion for 2009. This represents an increase in revenues of $357.7 million, or 7.0%. Consolidated gross profit for the current year was $2.22 billion, compared to $2.07 billion in the prior year, an increase of $142.9 million, or 6.9%. For the current year, earnings from operations were $721.6 million compared to $523.4 million in the prior year.

The net earnings attributable to Mylan Inc. common shareholders for the current year were $223.6 million, and earnings per diluted share were $0.68. In the prior year, net earnings attributable to Mylan Inc. common shareholders were $93.5 million, or earnings of $0.30 per diluted share. A more detailed discussion of the company’s financial results can be found below in the section titled “Results of Operations.”

Included in the results for 2010 and 2009 are the following items of note:

2010:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $309.2 million;

•	Interest of $60.0 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes;

•	Net charges related to the settlement of litigation of $127.1 million;

•	Charges, related to the refinancing transactions noted above, of $37.4 million, primarily swap termination fees and the write-off of deferred financing costs included in other (expense) income, net;

•	Costs related to the acquisition of Bioniche Pharma of $12.7 million;

•	Additional costs, primarily restructuring, product transfers and loss on sale of certain non-operating assets totaling $68.5 million; and

•	A tax effect of $252.8 million related to the above items and other income tax related items.

2009:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $282.5 million;

•	Interest of $42.9 million relating to the amortization of the discounts on our convertible debt instruments;

•	Other revenue of approximately $28.5 million resulting from the cancellation of product development agreements for which the revenue had been previously deferred;

•	Net charges related to the settlement of litigation of $225.7 million;

•	An upfront payment of $18.0 million made with respect to the execution of a co-development agreement;

•	Rebranding costs associated with a migration to the Mylan brand for the former Merck Generics business totaling $21.4 million;

•	Additional costs, primarily restructuring, totaling $60.7 million;

•	A tax effect of $207.5 million related to the above items and other income tax related items; and

•	An income tax benefit of approximately $65.0 million related to losses recognized as a result of reorganizations among certain of our foreign subsidiaries.

For comparative purposes 2008 included the following:

•	Amortization expense, primarily related to purchased intangible assets and inventory associated with acquisitions, of $415.6 million;

•	The recognition of $468.1 million of deferred revenue related to Mylan’s sale of the product rights of Bystolic;

•	An impairment loss on the goodwill of the Dey business of $385.0 million;

•	Intangible asset impairment charges of $72.5 million on certain non-core, insignificant, third-party products;

•	Net charges related to the settlement of litigation of $16.6 million;

•	Interest of $29.5 million relating to the amortization of the discounts on our convertible debt instruments;

•	Rebranding costs associated with a migration to the Mylan brand for the former Merck Generics business totaling $42.9 million;

•	Consulting and information technology (“IT”) costs directly associated with the integration of newly acquired businesses totaling approximately $38.7 million;

•	Additional costs, other than consulting and IT, primarily restructuring, related to the integration of recently acquired entities, and other costs, totaling $77.2 million; and

•	A tax effect of $30.6 million related to the above items and other income tax related items.

2010 Compared to 2009

Total Revenues and Gross Profit

For the year ended December 31, 2010, Mylan reported total revenues of $5.45 billion compared to $5.09 billion in the prior year. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current year were $5.40 billion compared to $5.02 billion for the prior year, representing an increase of $388.9 million, or 7.8%.

Other third party revenues for the current year were $46.3 million compared to $77.4 million in the prior year, a decrease of $31.1 million. In 2009, within Generics, we recognized $28.5 million of incremental other revenue resulting from the cancellation of product development agreements for which the revenue had been previously deferred. There was no such revenue recognized during the current year period.

Mylan’s revenues are impacted by the effect of foreign currency translation, primarily reflecting changes in U.S. dollar in comparison to the functional currencies of Mylan’s Euro-denominated subsidiaries, as well as the currencies of Mylan’s subsidiaries in Australia, Japan and India. The favorable impact of foreign currency translation on current year total revenues was less than 1%.

In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, rebates, promotions, price adjustments, returns and chargebacks. See the section titled Application of Critical Accounting Policies in this Item 7, for a thorough discussion of our methodology with respect to such provisions. For 2010, the most significant amounts charged against gross revenues were for chargebacks in the amount of $2.07 billion and promotions and indirect sales allowances in the amount of $1.27 billion. For 2009, the most significant amounts charged against gross revenues were for chargebacks in the amount of $1.89 billion and promotions and indirect sales allowances in the amount of $1.08 billion.

Gross profit for the current year was $2.22 billion and gross margins were 40.7%. For 2009, gross profit was $2.07 billion, and gross margins were also 40.7%. Gross profit for the current year is impacted by certain purchase accounting related items recorded during 2010, of approximately $309.2 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 46%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $282.5 million. Excluding such items, gross margins in the prior year would have also been approximately 46%.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 23% of total revenues in 2010.

Generics Segment

For the current year, Generics third party net revenues were $4.98 billion compared to $4.61 billion in the prior year, an increase of $371.4 million, or 8.1%. Translating Generics 2010 third party net revenues at prior year comparative period foreign current exchange rates would have resulted in year-over-year growth of approximately 7%. Generics sales are derived primarily in or from the U.S. and Canada (collectively “North America”), Europe, Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan, and New Zealand (collectively, “Asia Pacific”).

Third party net revenues from North America were $2.36 billion for the current year, compared to $2.09 billion for the prior year, representing an increase of $265.0 million, or 12.6%. The increase in current year net revenues was driven by increased volume, as a result of Mylan’s ability to continue to be a stable and reliable source of supply to the market, new product launches and incremental revenue from the Bioniche Pharma acquisition, partially offset by lower pricing on certain existing products. The effect of foreign currency translation was insignificant within North America.

The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Such competition, including additional generic competition on divalproex sodium extended-release (“divalproex ER”) tablets, the generic version of Abbott Laboratories’ Depakote® ER, which entered the market in August 2009, contributed to the lower pricing. Products generally contribute most significantly to revenues and gross margin at the time of their launch, even more so in periods of market exclusivity, as was the case with divalproex ER, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results.

New products launched in the U.S. and Canada in 2010 contributed sales of $158.6 million, over half of which consisted of valacyclovir and minocycline hydrochloride extended release (“minocycline ER”) tablets, the generic version of Medicis Pharmaceuticals Corporation’s (“Medicis”) Solodyn® ER.

Upon receiving final approval from the FDA in July 2010, Mylan commenced immediate shipment of minocycline ER. Mylan also reached settlement and license agreements with Medicis resolving patent litigation relating to minocycline ER, and the Company ceased additional distribution. Pursuant to the terms of the agreements, Medicis released Mylan from any liability related to the prior sales of the product, and Mylan has the right to market minocycline ER in the U.S. beginning in November 2011, or earlier under certain circumstances.

As a result of significant uncertainties surrounding the pricing and market conditions with respect to this product, we are not able to reasonably estimate the amount of potential price adjustments, including product returns. Therefore, revenues on shipments of this product are currently being deferred until the resolution of such uncertainties. At the present time, such uncertainties are resolved upon our customers’ sale of this product. As a result, the Company is recognizing revenue only upon our customers’ sale of this product.

Third party net revenues from EMEA were $1.55 billion in 2010, compared to $1.64 billion in 2009, a decrease of $90.8 million, or 5.5%. However, translating current year third party net revenues from EMEA at prior year exchange rates would result in a decrease of approximately $24 million, or 1%. This decrease was mainly the result of unfavorable pricing in many of the European markets in which Mylan operates, partially offset by new product launches throughout EMEA and a strong performance in Italy.

Excluding the unfavorable effect of foreign currency translation, our business in France experienced a low single digit year over year decline in third party net sales primarily due to unfavorable pricing as a result of increased competition. Such recent competition in France includes the launch, by brand companies, of generic versions of their own products. Despite this local currency decline, the market share of our French business remained relatively stable in 2010 as compared to 2009.

In Italy, excluding the effect of foreign currency, third party sales increased by approximately 43% as a result of successful product launches and increased market penetration, which has favorably affected sales volume. In addition, our Italian business benefitted from certain regulatory changes in early 2010 which resulted in an overall positive pricing effect. In June 2010, additional regulatory changes were introduced which decreased prices on certain products, partially offsetting these positive pricing impacts. If such changes continue in this market, we may experience a negative impact on sales and gross profit in future periods.

Certain markets in which we do business have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, pro-generic government initiatives in certain markets could help to offset some of this unfavorability by potentially increasing rates of generic substitution.

A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Sales in Germany continue to be negatively affected by the implementation of tender systems in that country, while certain of our subsidiaries, in particular, the Netherlands, have benefited from recent tenders. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability.

In Asia Pacific, third party net revenues were $1.07 billion in 2010, compared to $877.1 million in 2009, an increase of $197.2 million, or 22.5%. Excluding the favorable effect of foreign currency translation, calculated as described above, the increase was approximately $108 million, or 12%. This increase is primarily driven by higher third party sales by Matrix.

At Matrix, the increase in third party net revenues is due to double-digit growth, excluding the effect of foreign currency, in sales of both anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS, and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $162.2 million in 2010, compared to $67.8 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, third party net revenues were favorably impacted by increasing government promotion of generic drugs through incentives to pharmacies, as well as through new product launches. In Australia, the impact of new product launches and favorable product mix were more than offset by the impact of government-imposed price reductions as local currency third party net revenues experienced a low single digit year over year decrease. As in EMEA, both Japan and Australia have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment

For the current year, Specialty reported third party net revenues of $422.8 million, an increase of $17.5 million, or 4.3%, from the prior year of $405.3 million. Intercompany sales by Specialty totaled $61.8 million in the current year compared to $40.8 million in the prior year. The increase is due to the fact that certain generic products previously sold to third parties by Specialty are now sold to Mylan subsidiaries in North America who, in turn, sell the products to third parties. These generic products contributed $46.8 million to total revenues of the Specialty Segment in 2009. Excluding the sale of such products from 2009 third party net revenues would have resulted in an increase in third party net revenues in the current year of $64.3 million or 17.9%.

The most significant contributor to Specialty revenues continues to be the EpiPen Auto-Injector, which is used in the treatment of severe allergic reactions. The EpiPen Auto-Injector is the number one epinephrine auto-injector for the treatment of severe allergic reactions with over 90% market share in the U.S. and worldwide. Specialty realized increased sales of the EpiPen Auto-Injector as a result of favorable pricing and increased volume.

In addition to the continued strong sales of the EpiPen Auto-Injector, the increase in third-party sales included higher sales volumes of Perforomist® Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease.

Operating Expenses

Research and development (“R&D”) expense in 2010 was $282.1 million, compared to $275.3 million in the same prior year period, an increase of $6.8 million, with almost one-third of this increase due to the unfavorable impact from foreign currency. Included in R&D in 2009 was an up-front payment of $18.0 million related to our execution of a co-development agreement. Excluding this payment, as well as the effect of foreign currency, R&D increased due primarily to costs associated with higher volumes of internal and external product development and resulting submissions and R&D expense related to Bioniche Pharma.

Selling, general and administrative (“SG&A”) expense for the current year was $1.09 billion, compared to $1.05 billion for the prior year, an increase of $36.5 million. SG&A increased primarily as a result of increased legal costs and higher professional fees, including those related to the acquisition of Bioniche Pharma, and an unfavorable impact from foreign currency, partially offset by cost savings which have resulted from restructuring programs undertaken in prior years.

Litigation Settlements, net

During 2010, we recorded net litigation charges of $127.1 million, compared to $225.7 million during the prior year. The current year consists primarily of charges related to the outstanding pricing litigation and product liability-related matters. With regard to our outstanding pricing litigation, the Company recorded pre-tax charges of $66.0 million in 2010 and $160.0 million in 2009 related to settlements in principal to resolve certain claims and estimated potential losses on other claims. In addition, the Company recorded pre-tax charges of approximately $41.0 million in 2010 to reserve for estimated potential losses and settlements in principle related to certain product liability claims. Also included in 2009 was a pre-tax charge of $121.0 million, related to the settlement of an investigation by the U.S. Department of Justice concerning calculations of Medicaid drug rebates, partially offset by certain litigation-related recoveries.

Interest Expense

Interest expense for 2010 totaled $331.5 million, compared to $318.5 million for 2009. The increase is primarily due to higher interest associated with the 2010 debt offerings, including higher net debt balances and the amortization of discounts. Included in interest expense for the current year and the prior year are $60.0 million and $42.9 million primarily related to the amortization of the discounts on our convertible debt instruments and the 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes.

Other (Expense) Income, net

Other (expense) income, net, was expense of $34.2 million in the current year compared to income of $22.1 million in the prior year. Generally included in other (expense) income, net, are interest and dividend income and foreign exchange transaction gains and losses. Additionally, included in the current year is a $4.9 million loss on the sale of certain non-operating assets, charges associated with the termination of certain interest rate swaps totaling $18.6 million and the write-off of previously deferred financing fees of $18.8 million related to the repayment of the senior credit facility debt. The prior year includes a favorable adjustment of $13.9 million to the restructuring reserve as a result of a reduction in the estimated remaining spending on accrued projects, as well as a net gain of $10.4 million realized on the termination of two joint ventures by our Matrix subsidiary, partially offset by an $11.7 million loss on the sale, by Matrix, of a majority owned subsidiary.

Income Tax Expense

We recorded income tax expense of $10.4 million in 2010, compared to a $20.8 million benefit for 2009. 2010 included a net foreign tax credit of $28.0 million, while 2009 included a $65.0 million tax benefit related to losses recognized as a result of reorganizations among certain of our foreign subsidiaries. In addition to these items, the change in the provision year over year was driven primarily by changes in losses of certain foreign subsidiaries for which we have not recognized the related income tax benefit and different levels of income in different tax jurisdictions. Also, there were net decreases to our tax reserves due to favorable tax rulings from taxing authorities, expirations of statutes of limitations, and participation in voluntary disclosure agreements with certain tax jurisdictions.

2009 Compared to 2008

Total Revenues and Gross Profit

For the year ended December 31, 2009, Mylan reported total revenues of $5.09 billion compared to $5.14 billion in 2008. Total revenues include both net revenues and other revenues from third parties. Third party net revenues in 2009 were $5.02 billion compared to $4.63 billion in 2008, representing an increase of $384.2 million, or 8.3%. Revenues were negatively impacted by the effect of foreign currency translation, primarily reflecting a stronger U.S. dollar in comparison to the functional currencies of Mylan’s other subsidiaries, primarily those in Europe, Australia and India. Translating 2009 revenues at prior year exchange rates would have resulted in year-over-year growth in third party net revenues excluding foreign currency of approximately $559 million, or approximately 12%.

Other revenues for 2009 were $77.4 million compared to $506.3 million in 2008, a decrease of $429.0 million. Included in other revenue for 2008 is the recognition of $468.1 million of previously deferred revenue related to the sale of our rights of Bystolic. Excluding this item, other revenues increased in 2009 mainly due to incremental revenue resulting from the cancellation of product development agreements for which the revenue had been previously deferred. Prior to the termination of these agreements, Mylan had been amortizing the previously received non-refundable payments over a period of several years.

In January 2006, we announced an agreement with Forest Laboratories Holdings, Ltd. (“Forest”), a wholly-owned subsidiary of Forest Laboratories, Inc., for the commercialization, development and distribution of Bystolic in the United States and Canada (the “2006 Agreement”). Under the terms of that agreement, Mylan received a $75 million up-front payment and $25 million upon approval of the product. Such amounts were being deferred until the commercial launch of the product and were to be amortized over the remaining term of the license agreement. Mylan also had the potential to earn future milestones and royalties on Bystolic sales and an option to co-promote the product, while Forest assumed all future development and selling and marketing expenses.

In February 2008, Mylan executed an agreement with Forest whereby Mylan sold to Forest its rights to Bystolic (the “Amended Agreement”). Under the terms of the Amended Agreement, Mylan received a cash payment of $370 million, which was deferred along with the $100 million received under the 2006 Agreement, and retained its contractual royalties for three years, through 2010. Mylan’s obligations under the 2006 Agreement to supply Bystolic to Forest were unchanged by the Amended Agreement. Mylan believed that these supply obligations represented significant continuing involvement as Mylan remained contractually obligated to manufacture the product for Forest while the product was being commercialized. As a result of this continuing involvement, Mylan had been amortizing the $470 million of deferred revenue ratably through 2020 pending the transfer of manufacturing responsibility that was anticipated to occur in the second half of 2008.

In September 2008, Mylan completed the transfer of all manufacturing responsibilities for the product to Forest, and Mylan’s supply obligations had therefore been eliminated. We believed that we no longer had significant continuing involvement and that the earnings process had been completed. As such, the deferred revenue of $468.1 million was recognized and included in other revenues in our Consolidated Statements of Operations for 2008.

Royalties under the Amended Agreement were considered to be contingent consideration and were recognized in other revenue as earned upon sale of the product by Forest. Such royalties were recorded at the net royalty rates specified in the Amended Agreement.

Gross profit for 2009 was $2.07 billion and gross margins were 40.7%. For 2008, gross profit was $2.07 billion, and gross margins were 40.3%. Gross profit for 2009 is impacted by certain purchase accounting related items recorded during 2009 of approximately $282.5 million, which consisted primarily of amortization related to the purchased intangible assets associated with acquisitions. Excluding these items, gross margins would have been approximately 46.3%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $481.4 million, including certain intangible assets impairment charges. Excluding such items, as well as the Bystolic revenue, gross margins in the prior year would have been approximately 44.6%.

The increase in gross margins, excluding the items noted above, can primarily be attributed to the impact of the timing of significant product launches. Products generally contribute most significantly to gross margin at the time of their launch and even more so in periods of market exclusivity or limited generic competition. During 2009, we launched divalproex ER and lansoprazole delayed-release (DR) capsules (“lansoprazole DR”).

Generics Segment

In 2009, Generics third party net revenues were $4.61 billion compared to $4.25 billion in 2008, an increase of $364.9 million, or 8.6%. Translating Generics third party net revenues for 2009 at prior year comparative period exchange rates would have resulted in year-over-year constant currency growth of approximately $540 million, or 13%.

Third party net revenues from North America were $2.10 billion for 2009, compared to $1.83 billion for 2008, representing an increase of $270.5 million, or 14.8%. The effect of foreign currency is insignificant within North America. Year over year growth was driven by new products launched in the U.S. and Canada, which contributed sales of approximately $322.5 million, the majority of which were divalproex ER and lansoprazole DR. Year over year decreases from our existing products were driven by unfavorable pricing, largely offset by increased volume. Loss of exclusivity and increased competition on certain products drove price declines, while volumes were favorably impacted by Mylan’s ability to remain a source of stable supply as certain competitors experienced regulatory and supply issues.

On November 10, 2009, Mylan announced that Matrix received final approval from the U.S. Food and Drug Administration (“FDA”) for its ANDA for lansoprazole DR 15 mg and 30 mg. Lansoprazole DR capsules are the generic version of Tap Pharmaceuticals’ proton pump inhibitor Prevacid® DR Capsules. The brand product had U.S. sales of approximately $3.0 billion for the twelve months ended June 30, 2009, according to IMS Health. Mylan began shipment of its product immediately upon approval, and began selling it under the MPI brand.

On January 30, 2009, we announced that MPI received final approval from the FDA for our ANDA for divalproex ER. Divalproex ER tablets are the generic version of Abbott Laboratories’ Depakote® ER and had U.S. sales of approximately $901 million for the twelve months ended September 30, 2008, with $789 million for the 500 mg strength and $112 million for the 250 mg strength, according to IMS. Mylan was awarded 180 days of marketing exclusivity for the 500 mg strength, which it began to ship on February 2, 2009. Mylan began shipment of its 250 mg product immediately upon approval.

Included in total revenues from North America are other revenues of $54.6 million in 2009 versus $26.4 million in 2008. This increase in other revenues is primarily the result of incremental revenue resulting from the cancellation of certain product development agreements of $28.5 million for which the revenue had been previously deferred.

Third party net revenues from EMEA were $1.64 billion for 2009 compared to $1.62 billion for 2008, an increase of $18.2 million, or 1.1%. However, translating 2009 third party net revenues from EMEA at 2008 exchange rates would have resulted in a year-over-year increase in third party net revenues, excluding the effect of foreign currency, of approximately $135 million, or 8%. This increase was driven by new product launches, favorable market dynamics in certain countries, and a full year of revenue contribution from the Central and Eastern European businesses acquired in June 2008.

The launch of new products and increased product volumes resulted in overall higher revenues in Spain, Italy and France, the latter of which also realized sales growth across all sectors, mainly as a result of a gain in market share. In Italy, the increase in revenues was also driven by regulatory changes that have had a significant favorable impact on pricing. In the U.K., 2008 revenues were negatively impacted by excess supply in the market at that time. The increase in 2009 is the result of such excess supply issues having since been resolved.

A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. These measures have a negative impact on sales and gross profit in the affected markets. While certain of our subsidiaries, in particular, the Netherlands, have benefited from recent tenders, 2009 sales in Germany were negatively impacted by the price reductions as a result of these tenders, as well as general pricing pressure on its non-tender business and the loss of exclusivity on certain Statutory Health Insurance contracts.

In Asia Pacific, third party net revenues were $877.1 million for 2009 compared to $801.0 million for 2008, an increase of $76.1 million, or 9.5%. Excluding the effect of foreign currency, calculated as described above, the increase was approximately $123 million, or 15%. Driving the year over year revenue increase were higher sales of generics, primarily in Japan, and API sales by Matrix.

In Australia, as well as certain countries within EMEA, government-imposed price reductions have had, and could continue to have, a negative impact on sales and gross profit. In Australia during 2009, the impact of these price reductions was partially offset by the impact of favorable volume.

At our Matrix subsidiary, year over year growth was driven by third party net revenues from both FDF generic products and API. The increase in FDF is primarily due to continued growth in ARV products, including the awarding in 2009 of several key contracts and tenders, while third party net revenues from the sale of API were driven by significant product launches in the U.S. and Europe. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $119.7 million for 2009, compared to $108.7 million in 2008. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, sales increased over the prior year due to Mylan’s growth in the Japanese market and the continued impact of certain pro-generic measures implemented by the Japanese government.

Specialty Segment

For 2009, Specialty reported third party net revenues of $405.3 million, an increase of $19.3 million, or 5.0%, from $386.0 million in 2008. The most significant contributor to the Specialty Segment revenues is the EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions. The EpiPen Auto-Injector is the number one prescribed auto-injector for severe allergic reactions with market share of over 90% in the U.S. and worldwide.

In addition to the continued strong sales of the EpiPen Auto-Injector, the increase in third party revenues was driven by higher sales of Perforomist® Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease. Increased sales of the EpiPen Auto-Injector and Perforomist Solution in 2009 were partially offset by lower revenue from DuoNeb® for which patent protection was lost in late 2007. The additional competition which followed the loss of patent protection has not only affected Dey’s sales of the branded product, but also impacted the profit share received from sales of the licensed generic.

Operating Expenses

R&D expense for 2009 was $275.3 million, compared to $317.2 million for 2008, a decrease of $42.0 million or 13.2%. The decrease in R&D was driven by decreases in both Generics and Specialty, and the favorable impact of foreign exchange, partially offset by an increase in Corporate/Other. The decreases in Generics and Specialty are reflective of certain restructuring activities with respect to the previously announced rationalization and optimization of the global manufacturing and research and development platforms. The overall decreases in

Generics and Specialty were partially offset by an increase in Corporate/Other driven by an up-front payment of $18.0 million made with respect to our execution of a co-development agreement.

SG&A expense for 2009 was flat year over year at $1.05 billion, with decreases in Generics and Specialty offset by an increase in Corporate/Other. The decrease in Generics was driven primarily by the effect of foreign exchange, partially offset by costs related to the restructurings referred to above. The cost savings as a result of these restructurings began to materialize in 2009, but is expected to have a more favorable impact on future periods. However, the benefit from the restructuring programs in Specialty was a driver, along with a decrease in professional fees, of lower SG&A in the current year in that segment

These decreases in SG&A explained above were offset by an increase in Corporate/Other due primarily to an increase in legal and professional fees, as well as higher payroll and payroll-related costs.

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

Upon the closing of the former Merck Generics business acquisition, Dey was defined as the Specialty Segment. Dey is also considered a reporting unit. Upon closing of the transaction, we allocated approximately $711 million of goodwill to Dey.

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

Based on the “step one” analysis that was performed for Dey, we determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, we were required to perform the

“step two” analysis for Dey, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill based on a hypothetical allocation of the estimated fair value to the net assets. Based on the second step analysis, we concluded that $385 million of the goodwill recorded at Dey was impaired. As a result, we recorded a goodwill impairment charge of $385 million during the three months ended March 31, 2008, which represented our best estimate as of March 31, 2008. The allocation discussed above was performed only for purposes of assessing goodwill for impairment; accordingly, we have not adjusted the net book value of the assets and liabilities on our Consolidated Balance Sheet, other than goodwill, as a result of this process.

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

The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also required us to make significant estimates and assumptions. The hypothetical allocation required several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit.

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

Litigation Settlements, net

During 2009, we recorded net unfavorable litigation charges of $225.7 million, compared to $16.6 million during the prior year. The 2009 amount is made up primarily of a pre-tax charge of $160.0 million related to settlements in principal to resolve certain claims and estimated potential losses on other open claims relating to our outstanding pricing litigation and a charge for $121.0 million, pre-tax, related to the settlement of an investigation by the U.S. Department of Justice concerning calculations of Medicaid drug rebates, offset by certain litigation-related recoveries.

Interest Expense

Interest expense for 2009 totaled $318.5 million, compared to $380.8 million for 2008. In March 2009, we pre-paid all of our required 2010 principal payments, and in December 2009 we pre-paid all of our required 2011 principal payments on our term debt, which, along with lower overall interest rates, drove the decrease in interest expense. Included in interest expense for 2009 and 2008 are $42.9 million and $29.5 million primarily related to the amortization of the discounts on our convertible debt instruments.

Other (Expense) Income, net

Other (expense) income, net, was income of $22.1 million for 2009, compared to income of $11.3 million in 2008. Other (expense) income, net in 2009 included a favorable adjustment of $13.9 million to the restructuring reserve as a result of a reduction in the estimated remaining spending on accrued projects, a $10.4 million net gain realized on the termination of certain joint ventures by our Matrix subsidiary, and interest income of $6.7 million, partially offset by a $11.7 million loss on the sale, by Matrix, of a majority-owned subsidiary. In 2008, other (expense) income, net was primarily comprised of interest and dividend income.

Income Tax Expense

For 2009, we recorded an income tax benefit of $20.8 million, compared to expense of $128.6 million for 2008. 2009 included a $65.0 million tax benefit related to losses recognized as a result of reorganizations among certain of our foreign subsidiaries. In 2008, a pre-tax operating loss was offset by the non-deductible goodwill impairment charge related to Dey. The effective tax rate in the prior year was largely influenced by the gain on the sale of Bystolic as well. In addition to these items, the change in the provision year over year was driven primarily by the deductibility of certain foreign attributes, changes in losses of certain foreign subsidiaries for which we have not recognized the related income tax benefit, different levels of income, and changes to our tax reserves as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification topic regarding income taxes.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations, which were $931.4 million for the year ended December 31, 2010. We believe that cash provided by operating activities will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Contributing to the current year cash from operations are certain items that resulted in a net increase in cash provided by operating activities of approximately $150 million. Favorable items included the receipt of an income tax refund in the first quarter, cash received for deferred revenue and lower income taxes paid as a result of anticipated tax benefits on the indemnified litigation. These favorable items were partially offset by payments made during the year with respect to the Company’s AWP litigation settlements. For 2011, the potential reduction of deferred revenue, the timing of payments of litigation settlements, income taxes and amounts due to Merck KGaA related to the anticipated tax benefits on the indemnified litigation may lead to a reduction of $250 million or more in cash flows from operations as compared to 2010.

Cash used in investing activities was $725.4 million for 2010, consisting primarily of cash paid for acquisitions and capital expenditures. On September 7, 2010, we acquired Bioniche Pharma, a privately held, global injectable pharmaceutical company, for $543.7 million. Bioniche Pharma provides Mylan not only an immediate entry into the North American injectables market but also a platform for future growth opportunities. In addition, cash of approximately $16.0 million was paid as the purchase consideration for an FDF manufacturing facility in India. Capital expenditures primarily for equipment were $192.8 million including a portion related to our previously announced planned expansions and integration plans. While there can be no assurance that current expectations will be realized, capital expenditures for 2011 are expected to be between $250 million and $300 million. The 2010 capital expenditures were lower than originally expected due to the timing of some projects moving into 2011, which is driving the projected increase in capital expenditures in 2011.

Cash provided by financing activities was $100.3 million for 2010. In May 2010, we completed a private placement of $550.0 million aggregate principal amount of 7.625% Senior Notes due 2017 and $700.0 million aggregate principal amount of 7.875% Senior Notes due 2020. Through a reopening of the 2020 Senior Notes in July 2010, we privately placed $300.0 million aggregate principal amount of senior notes, which were issued at a price of 105.5%, giving an effective yield to maturity of 7.087%. We used approximately $1.30 billion of the net proceeds from the private placement in May and July and cash on hand to repay a portion of our outstanding term loans with the remaining proceeds being utilized to fund a portion of the Bioniche acquisition. In November 2010, we issued $800.0 million aggregate principal amount of 6.0% Senior Notes due 2018 (the “2018 Senior Notes”) in a private placement. We used the gross proceeds of the 2018 Senior Notes offering to repay a portion of the U.S. Tranche B Term Loans due under the terms of its Senior Credit Agreement, thereby reducing senior secured leverage and extending the maturity profile of our outstanding indebtedness.

We believe that through the foregoing 2010 capital market transactions that Mylan’s debt maturity schedule was substantially improved. Mylan has no significant debt maturities in 2011. The Company has $724 million due in 2012 and $124 million due in 2013. Our current intention is to repay such amounts using available cash on hand at maturity.

During 2010, we declared quarterly preferred dividends of $16.25 per share, based on the annual preferred dividend rate of 6.5% and a liquidation preference of $1,000 per share, as follows:

To Holders of Preferred Stock of
Date Declared:	Date Payable:	Record As of:

January 10, 2010	February 16, 2010	February 1, 2010
April 15, 2010	May 17, 2010	May 1, 2010
July 19, 2010	August 16, 2010	August 1, 2010
October 19, 2010	November 15, 2010	November 1, 2010

Total preferred dividends declared during 2010 were $121.5 million and total preferred dividends paid during 2010 were $139.0 million. On November 15, 2010, all of our 6.50% mandatorily convertible preferred stock was converted into 125,234,172 shares of common stock, the minimum conversion permitted by the Amended and Restated Articles of Incorporation, as Amended. As a result, the preferred dividend payable on November 15, 2010 was the final preferred dividend. In addition, we currently do not expect to pay dividends on our common stock in the foreseeable future.

As of December 31, 2010, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the December 31, 2010 period was more than 130% of the applicable conversion reference price of $13.32 at December 31, 2010, the $575.0 million of Cash Convertible Notes were currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge. Should holders elect to convert, we intend to draw on our revolving credit facility to fund any principal payments. The facility is a secured revolving credit agreement expiring in October 2013, with available capacity of $695 million at December 31, 2010.

We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow. We have over $200 million accrued for such legal contingencies. Additionally, for certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan. The inability or denial of Merck KGaA to pay on an indemnified claim could have a material adverse effect on our financial position, results of operations or cash flows.

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

At December 31, 2010 and December 31, 2009, we had $85.4 million and $77.5 million outstanding under existing letters of credit. Additionally, as of December 31, 2010, we had $44.9 million available under the $100.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at December 31, 2010, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

	Euro	U.S.	Euro	Senior	Cash	2017	2018	2020
	Tranche A	Tranche B	Tranche B	Convertible	Convertible	Senior	Senior	Senior
	Term Loans	Term Loans	Term Loans	Notes	Notes	Notes	Notes	Notes	Total
(In thousands)

2011	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012	117,275	—	7,028	600,000	—	—	—	—	724,303
2013	117,275	—	7,028	—	—	—	—	—	124,303
2014	—	500,000	660,649	—	—	—	—	—	1,160,649
2015	—	—	—	—	575,000	—	—	—	575,000
Thereafter	—	—	—	—	—	550,000	800,000	1,000,000	2,350,000

Total	$234,550	$500,000	$674,705	$600,000	$575,000	$550,000	$800,000	$1,000,000	$4,934,255

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in lines of business. The Senior Credit Agreement also contains financial covenants requiring maintenance of a minimum interest coverage ratio and a senior leverage ratio, both of which are defined within the agreement. We have been compliant with the financial covenants during 2010, and expect to remain in compliance for the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

		Less than	One-Three	Three-Five
	Total	One Year	Years	Years	Thereafter
(In thousands)

Operating leases	$135,253	$35,284	$55,290	$24,249	$20,430
Long-term debt	4,945,789	4,809	854,311	1,736,669	2,350,000
Scheduled interest payments	1,853,417	292,056	527,286	581,137	452,938

	$6,934,459	$332,149	$1,436,887	$2,342,055	$2,823,368

The chart above does not include short-term borrowings held by Matrix in the amount of approximately $162.5 million, which represent working capital facilities with several banks, which are secured first by Matrix’s current assets and second by Matrix’s property, plant and equipment and has a weighted average interest rate of 5.8%. Additionally, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2010, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. As such, $203.4 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

We lease certain property under various operating lease arrangements that expire generally over the next five years. These leases generally provide us with the option to renew the lease at the end of the lease term.

Total long-term debt consists of the Euro Tranche A Term Loans of €175.2 ($234.6) million, the U.S. Tranche B Term Loans of $500.0 million, the Euro Tranche B Term Loans of €504.0 ($674.7) million, $600.0 million in the nominal value of the Senior Convertible Notes, $575.0 million in the nominal value of the Cash Convertible Notes, $550.0 million in the nominal value of the 2017 Senior Notes, $800.0 million in the nominal value of the 2018 Senior Notes, $1.0 billion in the nominal value of the 2020 Senior Notes and $11.5 million of other miscellaneous debt.

At December 31, 2010, the $928.3 million of debt related to the Cash Convertible Notes reported in our financial statements consists of $455.9 million of debt ($575.0 million face amount, net of $119.1 million discount) and a liability with a fair value of $472.4 million related to the bifurcated conversion feature. The bifurcated conversion feature is not included in contractual obligations as there is an offsetting hedge asset.

Holders may convert their notes subject to certain conversion provisions including (i) during any quarter if the closing price of our common stock exceeds 130% of the respective conversion price per share. During a defined period at the end of the previous quarter; (ii) during a defined period following five consecutive trading days in which the trading price per $1,000 principal amount was less than 98% of the product of the closing price of our common stock on such day and the applicable conversion reference rate; (iii) if we make specified distributions to holders of our common stock including sales of rights or common stock on a preferential basis, certain distribution of assets or other securities or rights to all holders of our common stock or certain transactions resulting in substantially all shares of our common stock being converted into cash, securities or other property; or (iv) upon a change of control or if our securities cease to be traded on a major U.S. stock exchange. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

At December 31, 2010, the $565.5 million of debt related to the Senior Convertible Notes reported in our financial statements is net of a $34.5 million discount.

Scheduled interest payments represent the estimated interest payments related to our outstanding borrowings under term loans, notes and other debt. Variable debt interest payments are estimated using current interest rates.

We have entered into various product licensing and development agreements. In some of these arrangements, we provide funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Milestones represent the completion of specific contractual events, and it is uncertain if and when these milestones will be achieved, hence, we have not attempted to predict the period in which such milestones would possibly be incurred. In the event that all projects are successful, milestone and development payments of approximately $18.0 million would be paid subsequent to December 31, 2010.

We have entered into an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace. Mylan has committed to provide funding related to the collaboration over the next several years and amounts could be substantial. Additionally, we have entered into product development agreements under which we have agreed to share in the development costs as they are incurred by our partners. As the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.

We periodically enter into licensing agreements with other pharmaceutical companies for the manufacture, marketing and/or sale of pharmaceutical products. These agreements generally call for us to pay a percentage of amounts earned from the sale of the product as a royalty.

Mylan sponsors various defined benefit pension plans in several countries. Benefit formulas are based on varying criteria on a plan by plan basis. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans, which typically results in these plans being unfunded. The amount accrued related to these benefits was $73.7 million at December 31, 2010. We are unable to determine when these amounts will require payment as the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control.

We have entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances.

Impact of Currency Fluctuations and Inflation

Because Mylan’s results are reported in U.S. Dollars, changes in the rate of exchange between the U.S. Dollar and the local currencies in the markets in which Mylan operates, mainly the Euro, Australian Dollar, Indian Rupee, Japanese Yen, Canadian Dollar, and Pound Sterling, affect Mylan’s results as noted above.

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 2 to Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. We have identified the following to be our critical accounting policies: the determination of net revenue provisions, intangible assets and goodwill, income taxes, and the impact of existing legal matters.

Net Revenue Provisions

Net revenues are recognized for product sales when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $751.8 million and $607.9 million at December 31, 2010 and December 31, 2009. Other current liabilities include $167.0 million and $238.2 million at December 31, 2010 and December 31, 2009, for certain sales allowances and other adjustments that are paid to indirect customers. The following is a rollforward of the most significant provisions for estimated sales allowances during 2010:

			Current Provision
		Checks/Credits	Related to Sales	Balance	Effects of
	Balance at	Issued to Third	Made in the	Acquired in the	Foreign	Balance at
	12/31/2009	Parties	Current Period	Current Period	Exchange	12/31/2010
(In thousands)

Chargebacks	$242,722	$(2,059,065)	$2,072,143	$19,775	$437	$276,012
Promotions and indirect sales allowances	$399,533	$(1,264,196)	$1,267,253	$2,161	$(1,819)	$402,932
Returns	$89,731	$(66,831)	$90,628	$784	$581	$114,893

In addition to the increase in provisions for estimated sales allowances as a result of the acquisition of Bioniche Pharma, the accruals for chargebacks and returns increased primarily as a result of accruals made for significant new products launched during the year.

Provisions for estimated discounts, sales allowances, promotional and other credits require a lower degree of subjectivity and are less complex in nature, yet, combined, represent a significant portion of the overall provisions. These provisions are estimated based on historical payment experience, historical relationships to revenues, estimated customer inventory levels and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Others, such as returns and chargebacks, require management to make more subjective judgments and evaluate current market conditions. These provisions are discussed in further detail below.

Returns — Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Although application of the policy varies from country to country in accordance with local practices, generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. The majority of our product returns occurs as a result of product dating, which falls within the range set by our policy, and are settled through the issuance of a credit to our customer. Although the introduction of additional generic competition does not give our customers the right to return product outside of our established policy, we do recognize that such competition could ultimately lead to increased returns. We analyze this on a case-by-case basis, when significant, and make adjustments to increase our reserve for product returns as necessary. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. This period is known by us based on the shelf lives of our products at the time of shipment. Additionally, we consider factors such as levels of inventory in the distribution channel, product dating, and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional generic competition, changes in formularies or launch of over-the-counter products, and make adjustments to the provision for returns in the event that it appears that actual product returns may differ from our established reserves. We obtain data with respect to the level of inventory in the channel directly from certain of our largest customers. A change of 5% in the estimated product return rate used in our calculation of our return reserve would have an effect on our reserve balance of approximately $6 million.

Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. Mylan markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also market products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” Mylan enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler’s invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. For the latter, in most cases, inventory levels are obtained directly from certain of our largest wholesalers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end-user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% in the estimated sell-through levels by our wholesaler customers and in the estimated wholesaler inventory levels would have an effect on our reserve balance of approximately $11 million.

We do not anticipate any significant changes to the methodologies that we use to measure chargebacks, customer performance and promotions or returns; however, the balances within these reserves can fluctuate significantly through the consistent application of our methodologies. Historically, we have not recorded in any current period any material amounts related to adjustments made to prior period reserves. Should any material amounts from any prior period be recorded in any current period such amounts will be disclosed.

Intangible Assets and Goodwill

We account for acquired businesses using the acquisition method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a business has been allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. For business acquisitions subsequent to 2009, amounts allocated to acquired in-process research and development (“IPR&D”) are capitalized at the date of acquisition. Intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows. Because this process involves management making estimates with respect to future sales volumes, pricing, new product launches, anticipated cost environment and overall market conditions, and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

Goodwill and intangible assets, including IPR&D, are reviewed for impairment annually and/or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested. Impairment of definite-lived intangibles is determined to exist when undiscounted cash flows related to the assets are less than the carrying value of the assets being tested. Future events and decisions may lead to asset impairment and/or related costs.

As discussed above with respect to determining an asset’s fair value and useful life, because this process involves management making certain estimates and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates. Mylan will continue to assess the carrying value of its goodwill and intangible assets in accordance with applicable accounting guidance.

Income Taxes

We compute our income taxes based on the statutory tax rates and tax planning opportunities available to Mylan in the various jurisdictions in which we earn income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Mylan’s policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Mylan’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2010. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

Based on this evaluation, as of December 31, 2010, a valuation allowance of $232.1 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.

The resolution of tax reserves and changes in valuation allowances could be material to Mylan’s results of operations or financial position. A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $10 million and $12 million, respectively.

Legal Matters

Mylan is involved in various legal proceedings, some of which involve claims for substantial amounts. An estimate is made to accrue for a loss contingency relating to any of these legal proceedings if it is probable that a liability was incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Because of the subjective nature inherent in assessing the outcome of litigation and because of the potential that an adverse outcome in a legal proceeding could have a material adverse effect on our financial position, results of operations, and our cash flow, such estimates are considered to be critical accounting estimates.

A variance of 5% between estimated and recorded litigation reserves (excluding indemnified claims) and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $10 million.

Recent Accounting Pronouncements

In December 2010, the FASB issued accounting guidance for fees paid to the federal government by pharmaceutical manufacturers. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act imposed an annual fee on the pharmaceutical industry for each calendar year beginning on or after January 1, 2011. A portion of the annual total will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. It is not expected that this new guidance will have a material impact on the Company’s Consolidated Financial Statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

A significant portion of our revenues and earnings are exposed to changes in foreign currency exchange rates. We seek to manage this foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs, and same currency assets in relation to same currency liabilities.

Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency assets and liabilities that arise from operations and from intercompany loans. Mylan’s primary areas of foreign exchange risk relative to the U.S. Dollar are the Euro, Indian Rupee, Japanese Yen, Australian Dollar, Canadian Dollar, and Pound Sterling.

In addition, we protect against possible declines in the reported net assets of Mylan’s Euro functional-currency subsidiaries through the use of Euro denominated debt.

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

If there were an adverse change in foreign currency exchange rates of 10%, the expected net effect on net income related to Mylan’s foreign currency denominated financial instruments would be not be material.

Interest Rate and Long-Term Debt Risk

Mylan’s exposure to interest rate risk arises primarily from our U.S. Dollar and Euro borrowings and investments. We invest primarily on a variable-rate basis, and we borrow on both a fixed and variable basis. In order to maintain a certain ratio of fixed to variable rate debt, from time to time, depending on market conditions, Mylan will use derivative financial instruments such as interest rate swaps to fix interest rates on variable-rate borrowings or will swap interest rates on fixed rate borrowings to variable rates using fair value hedges.

Mylan’s long-term borrowings consist principally of $500.0 million in U.S. dollar denominated loans and $909.3 million in Euro denominated debt under our Senior Credit Agreement, $565.5 million in Senior Convertible Notes, $928.3 million in Cash Convertible Notes and $2.35 billion in Senior Notes.

Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. The fair value of the Senior Convertible Notes and the Cash Convertible Notes will fluctuate as the market value of our common stock fluctuates. As of December 31, 2010, the fair value of our Senior Notes and Senior Convertible Notes was approximately $3.06 billion and the fair value of Mylan’s Cash Convertible Notes was approximately $996.2 million. A 100 basis point change in interest rates on the variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $8 million per year.

Investments

In addition to available-for-sale securities, investments are made in overnight deposits, highly rated money market funds and marketable securities with maturities of less than three months. These instruments are classified as cash equivalents for financial reporting purposes and have minimal or no interest rate risk due to their short-term nature.

The marketable equity securities are not material for the periods ended December 31, 2010 or 2009. The primary objectives for the available-for-sale securities investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return while retaining principal. Our investment policy limits investments to certain types of instruments issued by institutions and government agencies with investment grade credit ratings. At December 31, 2010, Mylan had invested $25.0 million in available-for-sale fixed income securities, of which all will mature after one year. The short duration to maturity creates minimal exposure to fluctuations in fair values for investments that will mature within one year. However, a significant change in current interest rates could affect the fair value of the $25.0 million of available-for-sale securities that mature after one year. An approximate 5% adverse change in interest rates on available-for-sale securities that mature after one year would result in a decrease of approximately $1 million in the fair value of available-for-sale securities.

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

On September 7, 2010, the Company completed its acquisition of Bioniche Pharma. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Bioniche Pharma. Bioniche Pharma represented 1% of the Company’s consolidated total revenues for the year ended December 31, 2010, and its assets (including intangible assets and goodwill) represented 5% of the Company’s consolidated total assets, as of December 31, 2010.

In conducting its December 31, 2010 assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 74 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mylan Inc.:

We have audited the accompanying consolidated balance sheets of Mylan Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive earnings (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 24, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mylan Inc.:

We have audited the internal control over financial reporting of Mylan Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bioniche Pharma, which was acquired on September 7, 2010. Bioniche Pharma represented 1% of the Company’s consolidated total revenues for the year ended December 31, 2010, and its assets (including intangible assets and goodwill) represented 5% of the Company’s consolidated total assets, as of December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Bioniche Pharma. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2010 of the Company, and our report dated February 24, 2011 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 24, 2011

MYLAN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2010	December 31, 2009

Assets
Current assets:
Cash and cash equivalents	$662,052	$380,516
Restricted cash	23,972	47,965
Marketable securities	29,085	27,559
Accounts receivable, net	1,157,081	1,234,634
Inventories	1,240,271	1,114,219
Deferred income tax benefit	258,731	248,917
Prepaid expenses and other current assets	188,251	231,576

Total current assets	3,559,443	3,285,386
Property, plant and equipment, net	1,209,342	1,122,648
Intangible assets, net	2,501,150	2,384,848
Goodwill	3,599,334	3,331,247
Deferred income tax benefit	58,284	36,610
Other assets	609,251	640,995

Total assets	$11,536,804	$10,801,734

Liabilities and Equity
Liabilities
Current liabilities:
Trade accounts payable	$564,706	$518,252
Short-term borrowings	162,451	184,352
Income taxes payable	15,106	69,122
Current portion of long-term debt and other long-term obligations	7,319	9,522
Deferred income tax liability	2,457	1,986
Other current liabilities	1,057,573	934,913

Total current liabilities	1,809,612	1,718,147
Long-term debt	5,263,376	4,984,987
Other long-term obligations	370,321	485,905
Deferred income tax liability	478,094	467,497

Total liabilities	7,921,403	7,656,536

Equity
Mylan Inc. shareholders’ equity
Preferred stock — par value $0.50 per share
Shares authorized: 5,000,000
Shares issued: 2,139,000 as of December 31, 2009	—	1,070
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 525,817,549 and 396,683,892 as of December 31, 2010 and December 31, 2009	262,909	198,342
Additional paid-in capital	3,849,682	3,834,674
Retained earnings	883,710	660,130
Accumulated other comprehensive earnings	171,867	11,807

	5,168,168	4,706,023
Noncontrolling interest	13,522	14,052
Less: treasury stock — at cost
Shares: 89,707,087 and 90,199,152 as of December 31, 2010 and December 31, 2009	1,566,289	1,574,877

Total equity	3,615,401	3,145,198

Total liabilities and equity	$11,536,804	$10,801,734

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Net revenues	$5,404,266	$5,015,394	$4,631,237
Other revenues	46,256	77,391	506,348

Total revenues	5,450,522	5,092,785	5,137,585
Cost of sales	3,233,125	3,018,313	3,067,364

Gross profit	2,217,397	2,074,472	2,070,221

Operating expenses:
Research and development	282,146	275,258	317,217
Goodwill impairment	—	—	385,000
Selling, general and administrative	1,086,609	1,050,145	1,053,485
Litigation settlements, net	127,058	225,717	16,634

Total operating expenses	1,495,813	1,551,120	1,772,336

Earnings from operations	721,584	523,352	297,885
Interest expense	331,462	318,496	380,779
Other (expense) income, net	(34,178)	22,119	11,337

Earnings (loss) before income taxes and noncontrolling interest	355,944	226,975	(71,557)
Income tax provision (benefit)	10,402	(20,773)	128,550

Net earnings (loss)	345,542	247,748	(200,107)
Net (earnings) loss attributable to the noncontrolling interest	(427)	(15,177)	4,031

Net earnings (loss) attributable to Mylan Inc. before preferred dividends	345,115	232,571	(196,076)
Preferred dividends	121,535	139,035	139,035

Net earnings (loss) attributable to Mylan Inc. common shareholders	$223,580	$93,536	$(335,111)

Earnings (loss) per common share attributable to Mylan Inc. common shareholders:
Basic	$0.69	$0.31	$(1.10)

Diluted	$0.68	$0.30	$(1.10)

Weighted average common shares outstanding:
Basic	324,453	305,162	304,360

Diluted	328,979	306,913	304,360

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Equity and Comprehensive Earnings (Loss)
 (In thousands, except share and per share amounts)

											Accumulated
							Additional				Other
		Comprehensive	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling	Total
		Earnings (Loss)	Shares	Cost	Shares	Cost	Capital	Earnings	Shares	Cost	Earnings (Loss)	Interest	Equity
Balance at December 31, 2007			2,139,000	$1,070	395,260,355	$197,630	$3,867,711	$909,944	(90,885,188)	$(1,586,904)	$83,044	$34,325	$3,506,820
Net loss		$(200,107)	—	—	—	—	—	(196,076)	—	—	—	(4,031)	(200,107)

Change in unrecognized losses and prior service cost
related to post-retirement plans, net of tax		(2,529)	—	—	—	—	—	—	—	—	(2,529)	—	(2,529)
Foreign currency translation adjustment		(420,167)	—	—	—	—	—	—	—	—	(420,167)	(244)	(420,411)
Net unrecognized losses on derivatives, net of tax		(40,633)	—	—	—	—	—	—	—	—	(40,633)	—	(40,633)
Net unrealized loss on marketable securities, net of tax	(577)
Reclassification for gains (losses) included in net earnings	60	(517)	—	—	—	—	—	—	—	—	(517)	—	(517)

Other comprehensive loss		(463,846)

Comprehensive loss		(663,953)

Comprehensive loss attributable to the
noncontrolling interest		4,275

Comprehensive loss attributable to Mylan Inc.		$(659,678)

Stock options exercised, net of shares tendered for payment			—	—	107,707	54	1,137	—	—	—	—	—	1,191
Issuance of restricted stock, net of shares withheld			—	—	—	—	(5,529)	—	249,747	4,366	—	—	(1,163)
Stock-based compensation expense			—	—	—	—	30,639	—	—	—	—	—	30,639
Tax benefit of stock option plans			—	—	—	—	(223)	—	—	—	—	—	(223)
Sale of warrants, net			—	—	—	—	62,560	—	—	—	—	—	62,560
Cumulative effect of adoption of guidance on benefit plans			—	—	—	—	—	(8,255)	—	—	—	—	(8,255)
Dividends on preferred shares			—	—	—	—	—	(139,035)	—	—	—	—	(139,035)
Other			—	—	—	—	(570)	16	—	—	—	(942)	(1,496)

Balance at December 31, 2008			2,139,000	$1,070	395,368,062	$197,684	$3,955,725	$566,594	(90,635,441)	$(1,582,538)	$(380,802)	$29,108	$2,786,841

Net earnings		$247,748	—	$—	—	$—	$—	$232,571	—	$—	$—	$15,177	$247,748

Change in unrecognized losses and prior service cost
related to post-retirement plans, net of tax		1,471	—	—	—	—	—	—	—	—	1,471	—	1,471
Foreign currency translation adjustment		384,218	—	—	—	—	—	—	—	—	384,220	(2)	384,218
Net unrecognized losses on derivatives, net of tax		6,134	—	—	—	—	—	—	—	—	6,134	—	6,134
Net unrealized gain on marketable securities, net of tax	614
Reclassification for gains (losses) included in net earnings	170	784	—	—	—	—	—	—	—	—	784	—	784

Other comprehensive earnings		392,607

Comprehensive earnings		640,355

Comprehensive earnings attributable to the
noncontrolling interest		(15,175)

Comprehensive earnings attributable to Mylan Inc.		$625,180

Stock options exercised, net of shares tendered for payment			—	—	1,315,830	658	14,908	—	—	—	—	—	15,566
Issuance of restricted stock, net of shares withheld			—	—	—	—	(10,526)	—	436,289	7,661	—	—	(2,865)
Stock-based compensation expense			—	—	—	—	31,166	—	—	—	—	—	31,166
Tax benefit of stock option plans			—	—	—	—	1,433	—	—	—	—	—	1,433
Dividends on preferred shares			—	—	—	—	—	(139,035)	—	—	—	—	(139,035)
Purchase of subsidiary shares from noncontrolling interest			—	—	—	—	(158,074)	—	—	—	—	(24,203)	(182,277)
Sale of subsidiary			—	—	—	—	—	—	—	—	—	(7,872)	(7,872)
Other			—	—	—	—	42	—	—	—	—	1,844	1,886

Balance at December 31, 2009			2,139,000	$1,070	396,683,892	$198,342	$3,834,674	$660,130	(90,199,152)	$(1,574,877)	$11,807	$14,052	$3,145,198

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Equity and Comprehensive Earnings (Loss) (Continued)
(In thousands, except share and per share amounts)

											Accumulated
							Additional				Other
		Comprehensive	Preferred Stock		Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Noncontrolling	Total
		Earnings (Loss)	Shares	Cost	Shares	Cost	Capital	Earnings	Shares	Cost	Earnings (Loss)	Interest	Equity
Net earnings		$345,542	—	$—	—	$—	$—	$345,115	—	$—	$—	$427	$345,542

Change in unrecognized losses and prior service cost
related to post-retirement plans, net of tax		(1,237)	—	—	—	—	—	—	—	—	(1,237)	—	(1,237)
Foreign currency translation adjustment		131,438	—	—	—	—	—	—	—	—	131,438	—	131,438
Net unrecognized gain on derivatives, net of tax		29,687	—	—	—	—	—	—	—	—	29,687	—	29,687
Net unrealized loss on marketable securities, net of tax	(81)
Reclassification for gains (losses) included in net earnings	253	172	—	—	—	—	—	—	—	—	172	—	172

Other comprehensive earnings		160,060

Comprehensive earnings		505,602
Comprehensive earnings attributable to the noncontrolling interest		(427)

Comprehensive earnings attributable to Mylan Inc.		$505,175

Stock options exercised, net of shares tendered for payment			—	—	3,899,484	1,950	52,703	—	—	—	—	—	54,653
Issuance of restricted stock, net of shares withheld			—	—	—	—	(11,923)	—	492,065	8,588	—	—	(3,335)
Preferred stock conversion			(2,139,000)	(1,070)	125,234,173	62,617	(61,547)	—	—	—	—	—	—
Stock-based compensation expense			—	—	—	—	31,385	—	—	—	—	—	31,385
Tax benefit of stock option plans			—	—	—	—	7,253	—	—	—	—	—	7,253
Dividends on preferred shares			—	—	—	—	—	(121,535)	—	—	—	—	(121,535)
Purchase of subsidiary shares from noncontrolling interest			—	—	—	—	(4,622)	—	—	—	—	(830)	(5,452)
Other			—	—	—	—	1,759	—	—	—	—	(127)	1,632

Balance at December 31, 2010			—	$—	525,817,549	$262,909	$3,849,682	$883,710	(89,707,087)	$(1,566,289)	$171,867	$13,522	$3,615,401

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net earnings (loss)	$345,542	$247,748	$(200,107)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	422,788	401,157	425,279
Stock-based compensation expense	31,385	31,166	30,639
Net earnings from equity method investees	—	(1,196)	(4,161)
Change in estimated sales allowances	42,608	110,746	10,576
Deferred income tax provision (benefit)	11,287	(154,649)	(193,564)
Impairment loss on goodwill	—	—	385,000
Other non-cash items	93,175	70,039	103,593
Litigation settlements, net	127,058	164,517	18,635
Changes in operating assets and liabilities:
Accounts receivable	21,865	(175,798)	(172,447)
Inventories	(94,728)	20,110	(83,327)
Trade accounts payable	23,021	4,244	23,166
Income taxes	20,247	(115,800)	88,844
Deferred revenue	23,626	(29,616)	(113,998)
Other operating assets and liabilities, net	(136,470)	32,407	66,319

Net cash provided by operating activities	931,404	605,075	384,447

Cash flows from investing activities:
Capital expenditures	(192,792)	(154,402)	(165,113)
Change in restricted cash	24,875	(7,463)	(38,182)
Cash paid for acquisitions	(562,765)	(236,661)	—
Proceeds from dispositions of subsidiaries and joint ventures	—	49,224	—
Proceeds from sale of property, plant and equipment	4,947	—	—
Purchase of marketable securities	(7,520)	—	(18,032)
Proceeds from sale of marketable securities	4,566	15,724	65,712
Other items, net	3,279	(1,420)	2,785

Net cash used in investing activities	(725,410)	(334,998)	(152,830)

Cash flows from financing activities:
Cash dividends paid	(139,035)	(139,035)	(137,495)
Payment of financing fees	(29,084)	—	(15,074)
Purchase of bond hedge	—	—	(161,173)
Proceeds from issuance of warrants	—	—	62,560
Change in short-term borrowings, net	(27,415)	8,568	26,239
Proceeds from issuance of long-term debt	2,356,633	6,448	581,352
Payment of long-term debt	(2,115,402)	(350,032)	(524,536)
Proceeds from exercise of stock options	54,653	19,623	1,191

Net cash provided by (used in) financing activities	100,350	(454,428)	(166,936)

Effect on cash of changes in exchange rates	(24,808)	7,720	8,264

Net increase (decrease) in cash and cash equivalents	281,536	(176,631)	72,945
Cash and cash equivalents — beginning of period	380,516	557,147	484,202

Cash and cash equivalents — end of period	$662,052	$380,516	$557,147

Supplemental disclosures of cash flow information —
Cash paid during the period for:
Income taxes	$114,809	$272,323	$218,012

Interest	$144,176	$223,347	$307,895

See Notes to Consolidated Financial Statements

Mylan Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations

Mylan Inc. and its subsidiaries (the “Company” or “Mylan”) are engaged in the global development, licensing, manufacture, marketing and distribution of generic, brand and branded generic pharmaceutical products for resale by others and active pharmaceutical ingredients (“API”) through two segments, the Generics Segment and the Specialty Segment. The principal markets for the Generics Segment products are proprietary and ethical pharmaceutical wholesalers and distributors, group purchasing organizations, drug store chains, independent pharmacies, drug manufacturers, institutions, and public and governmental agencies primarily within the United States (“U.S.”) and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”), and Australia, Japan, India and New Zealand (collectively, “Asia Pacific”). The Generics Segment also focuses on developing API with non-infringing processes to partner with generic manufacturers in regulated markets such as the U.S. and the European Union (“EU”) at market formation. The principal market for the Specialty Segment is pharmaceutical wholesalers and distributors, pharmacies and healthcare institutions primarily in the U.S.

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

On September 7, 2010, Mylan completed its acquisition of Bioniche Pharma Holdings Limited (“Bioniche Pharma”). Accordingly, Mylan began consolidating the results of operations of Bioniche Pharma as of September 7, 2010 (see Note 3).

Cash and Cash Equivalents. Cash and cash equivalents are comprised of highly liquid investments with an original maturity of three months or less at the date of purchase.

Marketable Securities. Marketable equity and debt securities classified as available-for-sale are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive earnings as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale securities are computed on a specific security basis and are included in other (expense) income, net in the Consolidated Statements of Operations. Marketable equity and debt securities classified as trading securities are valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, and realized and unrealized gains and losses are included in other (expense) income, net in the Consolidated Statements of Operations.

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

Mylan performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 36% and 38% of the accounts receivable balances represent amounts due from three customers at December 31, 2010 and December 31, 2009. Total allowances for doubtful accounts were $23.9 million and $22.5 million at December 31, 2010 and December 31, 2009.

Inventories. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory, including pre-launch inventory, are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (3 to 19 years for machinery and equipment and 15 to 39 years for buildings and improvements). The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was $132.5 million, $124.3 million and $122.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible Assets and Goodwill. Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from 5 to 20 years. The Company periodically reviews the original estimated useful lives of intangible assets and makes adjustments when events indicate that a shorter life is appropriate.

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Effective for acquisitions consummated after 2009, amounts allocated to acquired in-process research and development (“IPR&D”) are no longer expensed upon acquisition, but are capitalized at the date of acquisition. At the time of capitalization, the IPR&D assets have indefinite lives. As products in development are approved for sale, amounts will be allocated to product rights and licenses and will be amortized over the estimated useful life. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Impairment of Long-Lived Assets. The carrying values of long-lived assets, which include property, plant and equipment, intangible assets with finite lives and IPR&D, are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value.

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

Short-Term Borrowings. Matrix has a financing arrangement for the sale of its accounts receivable with certain commercial banks. The commercial banks purchase the receivables at a discount and Matrix records the proceeds as short-term borrowings. Upon receipt of payment of the receivable, the short-term borrowings are reversed. As the banks have recourse to Matrix on the receivables sold, the receivables are included in accounts receivable, net, in the Consolidated Balance Sheets. Additionally, Matrix has working capital facilities with several banks which are secured by its current assets and property, plant and equipment. The working capital facilities have a weighted average interest rate of 5.8% at December 31, 2010.

Revenue Recognition. Mylan recognizes net revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs, are reasonably determinable. The following briefly describes the nature of each provision and how such provisions are estimated.

Discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon sale utilizing historical customer payment experience.

Volume-based sales allowances are offered to key customers to promote customer loyalty and encourage greater product sales. These programs provide that upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives credit against purchases. Other promotional programs are incentive programs periodically offered to our customers. The Company is able to estimate provisions for volume-based sales allowances and other promotional programs based on the specific terms in each agreement at the time of sale.

Consistent with industry practice, Mylan maintains a return policy that allows customers to return product within a specified period prior and subsequent to the expiration date. The Company’s estimate of the provision for returns is generally based upon historical experience with actual returns.

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

Accounts receivable are presented net of allowances relating to the above provisions. No revisions were made to the methodology used in determining these provisions during the years ended December 31, 2010 and December 31, 2009. Such allowances were $751.8 million and $607.9 million at December 31, 2010 and December 31, 2009. Other current liabilities include $167.0 million and $238.2 million at December 31, 2010 and December 31, 2009, for certain sales allowances and other adjustments that are paid to indirect customers.

During the current year, Mylan launched minocycline hydrochloride extended release (“minocycline ER”) tablets, the generic version of Medicis Pharmaceuticals Corporation’s (“Medicis”) Solodyn® ER. After receiving final approval from the U.S. Food and Drug Administration on July 20, 2010, Mylan commenced immediate shipment of the product. Subsequent to commencing shipment, Mylan also reached settlement and license agreements with Medicis resolving patent litigation relating to minocycline ER, and the Company ceased additional distribution. Pursuant to the terms of the agreements, Medicis will release Mylan from any liability related to the prior sales of the product, and Mylan will have the right to market minocycline ER in the U.S. beginning in November 2011, or earlier under certain circumstances.

As a result of significant uncertainties surrounding the pricing and market conditions with respect to this product, the Company is not able to reasonably estimate the amount of potential price adjustments, including product returns. Therefore, revenues on shipments of this product are currently being deferred until the resolution of such uncertainties. At the present time, the Company considers such uncertainties resolved upon its customers’ sale of this product. As a result, the Company is recognizing revenue only upon its customers’ sale of this product.

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

Royalty revenue from licensees, which are based on third-party sales of licensed products and technology, is recorded in accordance with the contract terms, when third-party sales can be reliably measured and collection of the funds is reasonably assured. Royalty revenue is included in other revenue in the Consolidated Statements of Operations.

The Company recognizes contract manufacturing and other service revenue when the service is performed or when the Company’s partners take ownership and title has passed, collectability is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement.

During the years ended December 31, 2010, 2009 and 2008, sales to McKesson Corporation were 11%, 10% and 12%, respectively, and sales to Cardinal Health, Inc. were 11%, 10%, and 10%, respectively, of consolidated net revenues.

Research and Development. Research and development expenses are charged to operations as incurred.

Income Taxes. Income taxes have been provided for using an asset and liability approach in which deferred income taxes reflect the tax consequences on future years of events that the Company has already recognized in the financial statements or tax returns. Changes in enacted tax rates or laws may result in adjustments to the recorded tax assets or liabilities in the period that the new tax law is enacted.

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

With respect to the Company’s convertible preferred stock, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method for all periods during which the preferred stock was outstanding. The preferred stock was convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock. On November 15, 2010, pursuant to its original terms, our 6.50% mandatorily convertible preferred stock converted into 125,234,172 shares of Mylan’s common stock and we are no longer obligated to pay dividends. For the years ended December 31, 2010, 2009 and 2008, the if-converted method is anti-dilutive; therefore, the preferred stock conversion is excluded from the computation of diluted earnings per share.

Basic and diluted earnings (loss) per common share attributable to Mylan Inc. are calculated as follows:

	Year Ended December 31,
	2010	2009	2008
(In thousands, except per share amounts)

Basic earnings (loss) attributable to Mylan Inc. common shareholders (numerator):
Net earnings (loss) attributable to Mylan Inc. before preferred dividends	$345,115	$232,571	$(196,076)
Less: Preferred dividends	121,535	139,035	139,035

Net earnings (loss) attributable to Mylan Inc. common shareholders	$223,580	$93,536	$(335,111)

Shares (denominator):
Weighted average common shares outstanding	324,453	305,162	304,360

Basic earnings (loss) per common share attributable to Mylan Inc. common shareholders	$0.69	$0.31	$(1.10)

Diluted earnings (loss) attributable to Mylan Inc. common shareholders (numerator):
Net earnings (loss) attributable to Mylan Inc. common shareholders	$223,580	$93,536	$(335,111)
Add: Preferred dividends	—	—	—

Earnings (loss) attributable to Mylan Inc. common shareholders and assumed conversions	$223,580	$93,536	$(335,111)

Shares (denominator):
Weighted average common shares outstanding	324,453	305,162	304,360
Stock-based awards and warrants	4,526	1,751	—
Preferred stock conversion	—	—	—

Total dilutive shares outstanding	328,979	306,913	304,360

Diluted earnings (loss) per common share attributable to Mylan Inc. common shareholders	$0.68	$0.30	$(1.10)

Additional stock options or restricted stock awards representing 4.1 million, 8.2 million and 20.7 million shares were outstanding at December 31, 2010, 2009 and 2008, but were not included in the computation of diluted earnings (loss) per share because the effect would be anti-dilutive.

Stock Options. The fair value of stock-based compensation is recognized in earnings over the vesting period.

Foreign Currencies. The Consolidated Financial Statements are presented in U.S. Dollars, the reporting currency of Mylan. Statements of Operations and Cash Flows of all of the Company’s subsidiaries that have functional currencies other than U.S. Dollars are translated at a weighted average exchange rate for the period for inclusion in the Consolidated Statements of Operations and Cash Flows, whereas assets and liabilities are translated at the end of the period exchange rates for inclusion in the Consolidated Balance Sheets. Translation differences are recorded directly in shareholders’ equity as cumulative translation adjustments. Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency, which arise as a result of changes in foreign currency exchange rates, are recorded in the Consolidated Statements of Operations.

Derivatives. From time to time the Company may enter into derivative financial instruments (mainly foreign currency exchange forward contracts, purchased currency options, interest rate swaps and purchased equity call options) designed to hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next twelve months, in currencies other than the functional currency, to hedge the variability in interest expense on floating rate debt or to hedge cash or share payments required on conversion of issued convertible notes. When such instruments qualify for hedge accounting, they are recognized on the Consolidated Balance Sheets with the change in the fair value recorded as a component of other comprehensive earnings until the underlying hedged item is recognized in the Consolidated Statements of Operations. When such derivatives do not qualify for hedge accounting, they are recognized on the Consolidated Balance Sheets at their fair value, with changes in the fair value recorded in the Consolidated Statements of Operations within other (expense) income, net.

Financial Instruments. The Company’s financial instruments consist primarily of short-term and long-term debt, interest rate swaps, forward contracts, and option contracts. The Company’s financial instruments also include cash and cash equivalents as well as accounts and other receivables and accounts payable, the fair values of which approximate their carrying values. As a policy, the Company does not engage in speculative or leveraged transactions.

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

Recent Accounting Pronouncements. In December 2010, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for fees paid to the federal government by pharmaceutical manufacturers. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act imposed an annual fee on the pharmaceutical industry for each year beginning on or after January 1, 2011. A portion of the annual total will be allocated to individual entities on the basis of the amount of their branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the preceding year as a percentage of the industry’s branded prescription drug sales for the same period. It is not expected that this new guidance will have a material impact on the Company.

3.	Acquisitions and Other Transactions

Bioniche Pharma

On September 7, 2010, the Company completed the acquisition of 100% of the outstanding equity in Bioniche Pharma Holdings Limited (“Bioniche Pharma”), a privately held, global injectable pharmaceutical company. The Company financed the transaction using a combination of cash on hand and long-term borrowings (see Note 9). In accordance with the FASB accounting guidance regarding business combinations, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the estimate of their respective fair values.

Bioniche Pharma manufactures and sells a diverse portfolio of injectable products across several therapeutic areas for the hospital setting, including analgesics/anesthetics, orthopedics, oncology, and urology, with most of the company’s sales made to customers in the U.S. The operating results of Bioniche Pharma from September 7, 2010 are included in the Consolidated Financial Statements as part of Mylan’s Generics Segment.

The purchase price of $543.7 million has been allocated to the assets acquired and liabilities assumed for the former Bioniche Pharma business as of the acquisition date as follows:

(In thousands)

Current assets (excluding inventories)	$41,680
Inventories	28,500
Property, plant and equipment, net	16,211
Identified intangible assets	186,000
In-process research and development	143,000
Goodwill	207,390

Total assets acquired	622,781
Current liabilities	(37,389)
Deferred tax liabilities	(36,910)
Other non-current liabilities	(4,746)

Net assets acquired	$543,736

The allocation of the purchase price is not yet final, primarily related to certain income tax-related items. The amount allocated to acquired IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of the IPR&D was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis, and will be tested for impairment in accordance with FASB accounting guidance. A discount rate of 11.0% was utilized to discount net cash inflows to present values.

Three research projects represent approximately 60% of the total fair value of IPR&D and combined, these projects had an expected cost to complete of less than $10 million as of the acquisition date. All projects are in various stages of completion, but are expected to begin producing a benefit to the Company by 2013. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur.

The identified intangible assets of $186.0 million are comprised of product rights and licenses that have a weighted average useful life of approximately eight years. The goodwill of $207.4 million arising from the acquisition consists largely of the value of the employee workforce and the value of products to be developed in the future. All of the goodwill was assigned to Mylan’s Generics Segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Acquisition costs of $12.7 million were expensed during the year ended December 31, 2010.

Pro Forma financial results

The operating results of Bioniche Pharma have been included in Mylan’s Consolidated Statement of Operations since September 7, 2010. Revenues and earnings from the acquisition date through December 31, 2010 were not material to the consolidated financial statements. The following table presents supplemental unaudited pro forma information as if the acquisition of Bioniche Pharma had occurred on January 1, 2009. This summary of the unaudited pro forma results of operations is not necessarily indicative of what Mylan’s results of operations would have been had Bioniche Pharma been acquired at the beginning of the comparable prior annual period presented and may not be indicative of future performance.

The unaudited pro forma financial information for the periods below includes the following charges directly attributable to the accounting for the acquisition: amortization of the step-up of the fair value of inventory of $12.0 million and acquisition costs of $12.7 million were removed for the year ended 2010 and included for the year ended December 31, 2009 and amortization of intangibles of $24.6 million for the years ended December 31, 2010 and 2009. In addition, the unaudited pro forma financial information for the periods presented includes the effects of certain additional borrowings used to purchase Bioniche Pharma as if they occurred on January 1, 2009.

	Year Ended December 31,
	2010	2009
(In thousands, except per share amounts)
	(Unaudited)

Total revenues	$5,561,801	$5,182,355

Net earnings attributable to Mylan Inc. before preferred dividends	355,626	194,083
Preferred dividends	121,535	139,035

Net earnings attributable to Mylan Inc. common shareholders	$234,091	$55,048

Earnings per common share attributable to Mylan Inc. common shareholders
Basic	$0.72	$0.18

Diluted	$0.71	$0.18

Weighted average common shares outstanding:
Basic	324,453	305,162

Diluted	328,979	306,913

Matrix

On March 26, 2009, the Company announced plans to buy the remaining public interest in Matrix Laboratories Limited (“Matrix”) from its minority shareholders pursuant to a voluntary delisting offer. At the time, the Company owned approximately 71.2% of Matrix through a wholly owned subsidiary and controlled more than 76% of its voting rights. During 2009, the Company completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix for cash of approximately $182.2 million, bringing both the Company’s total ownership and control to more than 96%. During 2010, Mylan completed the purchase of an additional portion of the remaining interest from minority shareholders of Matrix, for cash of approximately $5.0 million, bringing both the Company’s total ownership and control to approximately 97%. In November 2010, we announced the re-opening of the offer to purchase the remainder of the shares held by minority shareholders.

Biologics Agreement

On June 29, 2009, Mylan announced that it has executed a definitive agreement with Biocon Limited (“Biocon”), a publicly traded company on the Indian stock exchanges, for an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace.

As part of this collaboration, Mylan and Biocon will share development, capital and certain other costs to bring products to market. Mylan will have exclusive commercialization rights in the U.S., Canada, Japan, Australia, New Zealand and in the European Union and European Free Trade Association countries through a profit sharing arrangement with Biocon. Mylan will have co-exclusive commercialization rights with Biocon in all other markets around the world. In conjunction with executing this agreement, Mylan recorded an $18.0 million research and development charge in the year ended December 31, 2009 related to its up-front, non-refundable obligation pursuant to the agreement.

Other Transactions

During 2010, approximately $16.0 million was paid as the purchase consideration for a finished dosage form manufacturing facility in India.

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

Bystolictm

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

In September 2008, Mylan completed the transfer of all manufacturing responsibilities for the product to Forest, and Mylan’s supply obligations had therefore been eliminated. The Company believed that it no longer had significant continuing involvement and that the earnings process had been completed. As such, the remaining deferred revenue of $455.0 million was recognized and included in other revenues in the Company’s Consolidated Statements of Operations during the year ended December 31, 2008.

Under the Amended Agreement, royalties were considered to be contingent consideration and were recognized in other revenues as earned upon sales of the product by Forest. Such royalties were recorded at the net royalty rates specified in the Amended Agreement.

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

As a result of the Company’s ongoing review of strategic alternatives, the Company determined that it was more likely than not that the business would be sold or otherwise disposed of significantly before the end of its estimated useful life at the time of acquisition. Accordingly, a recoverability test of Dey’s long-lived assets was performed during the three months ended March 31, 2008. The Company evaluated both cash flow projections and estimated proceeds from the eventual disposition of the long-lived assets. The estimated undiscounted future cash flows exceeded the book values of the long-lived assets and, as a result, no impairment charge was recorded.

Upon the closing of the former Merck Generics business transaction, Dey was defined as the Specialty Segment. Dey is also considered a reporting unit. Upon closing of the transaction, the Company allocated approximately $711 million of goodwill to Dey.

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

Based on the “step one” analysis that was performed for Dey, the Company determined that the carrying amount of the net assets of the reporting unit was in excess of its estimated fair value. As such, the Company was required to perform the “step two” analysis for Dey, in order to determine the amount of any goodwill impairment. The “step two” analysis consisted of comparing the implied fair value of the goodwill with the carrying amount of the goodwill, with an impairment charge resulting from any excess of the carrying value of the goodwill over the implied fair value of the goodwill, based on a hypothetical allocation of the estimated fair value to the net assets. Based on the second step analysis, the Company concluded that $385 million of the goodwill recorded at Dey was impaired. As a result, the Company recorded a goodwill impairment charge of $385 million during the three months ended March 31, 2008, which represented the Company’s best estimate as of March 31, 2008. The allocation discussed above was performed only for purposes of assessing goodwill for impairment; accordingly, Mylan did not adjust the net book value of the assets and liabilities on the Company’s consolidated balance sheets, other than goodwill, as a result of this process.

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

The hypothetical allocation of the fair value of the reporting unit to individual assets and liabilities within the reporting unit also required us to make significant estimates and assumptions. The hypothetical allocation required several analyses to determine the estimate of the fair value of assets and liabilities of the reporting unit.

In September 2008, following the completion of the comprehensive review of strategic alternatives for Dey, the Company announced its decision to retain the Dey business. This decision included a plan to realign the business, which has resulted in the incurrence of severance and other exit costs (see Note 5). In addition, the comprehensive review resulted in an intangible asset impairment charge related to certain non-core, insignificant, third-party products.

5.	Restructuring

Included in other current liabilities in the Company’s Consolidated Balance Sheets as of December 31, 2010 and 2009 are restructuring reserves totaling $6.3 million and $39.3 million. Of the amount at December 31, 2009,

$27.0 million related to certain estimated exit costs associated with the acquisition of the former Merck Generics business. The remainder, as well as the amount accrued at December 31, 2010, relates to the Company’s intention to restructure certain other activities and incur certain related exit costs.

The plans related to the exit activities associated with the former Merck Generics business were finalized during year 2008. During the year ended December 31, 2010, payments of $7.0 million and $14.4 million were made against the reserve for severance costs and other exit costs, respectively. During the year ended December 31, 2009, payments of $26.1 million were made against the reserve of which $11.2 million was severance costs and the remaining $14.9 million was other exit costs. In addition, during 2009, the Company reversed $13.9 million of the reserve to other (expense) income, net as a result of a reduction in the estimated remaining spending on accrued projects.

In addition, the Company has announced its intent to restructure certain activities and incur certain related exit costs, including costs related to the realignment of the Dey business and the right-sizing of certain businesses in markets outside of the U.S. During the year ended December 31, 2010, the Company recorded restructuring charges of approximately $5.5 million, nearly all of which relates to severance and related costs. Spending during the 2010 year was primarily related to severance and amounted to approximately $12.8 million. During the year ended December 31, 2009, the Company recorded restructuring charges of approximately $19.3 million, nearly all of which relates to severance and related costs. Spending during the 2009 year was primarily related to severance and amounted to approximately $15.0 million.

6.	Balance Sheet Components

Selected balance sheet components consist of the following:

	December 31,	December 31,
	2010	2009
(In thousands)

Inventories:
Raw materials	$337,087	$287,128
Work in process	230,243	198,280
Finished goods	672,941	628,811

	$1,240,271	$1,114,219

Property, plant and equipment:
Land and improvements	$73,267	$69,614
Buildings and improvements	670,639	625,303
Machinery and equipment	1,264,750	1,145,464
Construction in progress	164,923	118,410

	2,173,579	1,958,791
Less accumulated depreciation	964,237	836,143

	$1,209,342	$1,122,648

Other current liabilities:
Legal and professional accruals, including litigation reserves	$246,064	$218,813
Payroll and employee benefit plan accruals	185,953	188,743
Accrued sales allowances	166,997	238,161
Accrued interest	88,430	11,871
Fair value of financial instruments	33,395	66,420
Other	336,734	210,905

	$1,057,573	$934,913

Accumulated other comprehensive earnings:
Net unrealized gain on available-for-sale securities, net of tax	$1,047	$875
Net unrecognized losses and prior service costs related to post retirement plans	(4,650)	(3,413)
Net unrecognized losses on derivatives, net of tax	(9,594)	(39,281)
Foreign currency translation adjustment	185,064	53,626

	$171,867	$11,807

7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2010 are as follows:

	Generics Segment	Specialty Segment	Total
(In thousands)

Balance at January 1, 2009
Goodwill	$2,841,611	$704,969	$3,546,580
Accumulated impairment losses	—	(385,000)	(385,000)

	2,841,611	319,969	3,161,580
Foreign currency translation and other	168,129	1,538	169,667

	3,009,740	321,507	3,331,247
Balance at December 31, 2009
Goodwill	3,009,740	706,507	3,716,247
Accumulated impairment losses	—	(385,000)	(385,000)

	3,009,740	321,507	3,331,247
Goodwill acquired(1)	212,749	—	212,749
Foreign currency translation	55,338	—	55,338

	3,277,827	321,507	3,599,334
Balance at December 31, 2010
Goodwill	3,277,827	706,507	3,984,334
Accumulated impairment losses	—	(385,000)	(385,000)

	$3,277,827	$321,507	$3,599,334

(1)	Goodwill acquired primarily through the acquisition of Bioniche Pharma (see Note 3).

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
(In thousands)

December 31, 2010
Amortized intangible assets:
Patents and technologies	20	$122,926	$83,563	$39,363
Product rights and licenses	10	3,323,902	1,099,103	2,224,799
Other(1)	8	143,716	55,171	88,545

		3,590,544	1,237,837	2,352,707
IPR&D		148,443	—	148,443

		$3,738,987	$1,237,837	$2,501,150

December 31, 2009
Amortized intangible assets:
Patents and technologies	20	$122,926	$77,717	$45,209
Product rights and licenses	10	2,913,475	672,999	2,240,476
Other(1)	8	158,996	59,833	99,163

		$3,195,397	$810,549	$2,384,848

(1)	Other intangibles consist principally of customer lists and contracts.

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by therapeutic category, is as follows:

	December 31, 2010	December 31, 2009
(In thousands)

Allergy	$120,563	$125,377
Anti-infective Agents	208,537	223,608
Cardiovascular	413,296	457,225
Central Nervous System	277,835	310,696
Endocrine and Metabolic	102,113	112,357
Gastrointestinal	172,582	194,988
Respiratory Agents	367,103	396,151
Other(1)	562,770	420,074

	$2,224,799	$2,240,476

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of total product rights and licenses.

Amortization expense, which is classified primarily within cost of sales on Mylan’s Consolidated Statements of Operations, for the years ended December 31, 2010, 2009 and 2008 was $290.3 million, $276.8 million and $368.2 million, respectively, and is expected to be $297 million, $290 million, $284 million, $276 million and $257 million for the years ended December 31, 2011 through 2015, respectively.

In conjunction with the 2010 acquisition of Bioniche Pharma, the Company acquired IPR&D assets, which are not currently being amortized. As products in development are approved for sale, amounts representing the fair value of these products will be allocated to product rights and licenses and will be amortized over the estimated useful life. Such IPR&D assets are subject to periodic impairment testing under FASB guidance.

8.	Financial Instruments and Risk Management

Financial Risks

Mylan is exposed to certain financial risks relating to its ongoing business operations. The primary financial risks that are managed by using derivative instruments are foreign currency risk, interest rate risk and equity risk.

In order to manage foreign currency risk, Mylan enters into foreign exchange forward contracts to mitigate risk associated with changes in spot exchange rates of mainly non-functional currency denominated assets or liabilities. The foreign exchange forward contracts are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. Any gains or losses on the foreign exchange forward contracts are recognized in earnings in the period incurred in the Consolidated Statements of Operations.

During the year ended December 31, 2010, the Company entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency risk and are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through accumulated other comprehensive earnings (loss) (“AOCE”), depending on the nature and effectiveness of the offset.

As of December 31, 2010 and 2009, the Company had €679.2 million of borrowings under its senior credit agreement (the “Senior Credit Agreement”) that are designated as a hedge of its net investment in certain Euro-functional currency subsidiaries to manage foreign currency risk. The U.S. Dollar equivalent of such amounts was $909.3 million and $978.1 million at December 31, 2010 and 2009. Borrowings designated as hedges of net investments are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation adjustment component of AOCE on the Consolidated Balance Sheet until the sale or substantial liquidation of the underlying net investments.

The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed and floating-rate debt. The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans and Euro Tranche B Term Loans under the terms of its Senior Credit Agreement. These derivative instruments are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset.

In January 2011, the Company entered into interest rate swaps which convert a portion of the Company’s fixed-rate debt to a variable rate. These interest rate swaps, which are designated as fair value hedges of a portion of the Company’s fixed-rate 6.0% Senior Notes due 2018 (the “2018 Senior Notes”), are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. The change in the fair value of these derivative instruments, as well as the change in fair value of the portion of the fixed-rate debt being hedged, is included in earnings.

In conjunction with the notes offerings in May 2010 and November 2010 and the associated prepayments of term debt (see Note 9), and in order to manage the Company’s interest-rate profile, the Company terminated certain interest rate swaps that had previously fixed the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans. As a result, during the year ended December 31, 2010, charges of approximately $18.6 million that had previously been classified in AOCE were recognized into other (expense) income, net. As of December 31, 2010 and 2009, the total notional amount of the Company’s floating-rate debt interest rate swaps was $767.7 million and $2.29 billion.

Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts that are in a liability position at December 31, 2010 is $25.7 million. The Company is not subject to any obligations to post collateral under derivative instrument contracts.

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

At December 31, 2010, the convertible note hedge had a total fair value of $472.4 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$8,884	Prepaid expenses and other current assets	$—

Total		$8,884		$—

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Interest rate swaps	Other current liabilities	$25,666	Other current liabilities	$62,607
Foreign currency borrowings	Long-term debt	909,255	Long-term debt	978,059

Total		$934,921		$1,040,666

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$10,993	Prepaid expenses and other current assets	$8,793
Purchased cash convertible note hedge	Other assets	472,400	Other assets	410,600

Total		$483,393		$419,393

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Other current liabilities	$7,729	Other current liabilities	$5,694
Cash conversion feature of Cash Convertible Notes	Long-term debt	472,400	Long-term debt	410,600

Total		$480,129		$416,294

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative
	(Effective Portion)
	Year Ended December 31,
	2010	2009	2008
(In thousands)

Foreign currency forward contracts	$6,657	$—	$—
Interest rate swaps	23,030	6,134	(40,633)

Total	$29,687	$6,134	$(40,633)

	Location of Gain
	or (Loss)	Amount of Gain or (Loss)
	Reclassifed	Reclassified from AOCE
	from AOCE	into Earnings (Effective Portion)
	into Earnings	Year Ended December 31,
	(Effective Portion)	2010	2009	2008
(In thousands)

Foreign currency forward contracts	Net revenues	$2,301	$—	$—
Interest rate swaps	Interest expense	(53,499)	(51,746)	2,077

Total		$(51,198)	$(51,746)	$2,077

		Amount of Loss
	Location of Loss	Excluded from the Assessment of
	Excluded from the	Hedge Effectiveness
	Assessment of	Year Ended December 31,
	Hedge Effectiveness	2010	2009	2008
(In thousands)

Foreign currency forward contracts	Other (expense) income, net	$(2,958)	$—	$—

Total		$(2,958)	$—	$—

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Year Ended December 31,
	2010	2009	2008
(In thousands)

Foreign currency borrowings	$42,236	$(19,630)	$35,108

Total	$42,236	$(19,630)	$35,108

During the years ended December 31, 2010, 2009 and 2008, there was no gain or loss recognized into earnings on derivatives with net investment hedging relationships.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain	Amount of Gain or (Loss)
	or (Loss)	Recognized in Earnings on
	Recognized	Derivatives
	in Earnings	Year Ended December 31,
	on Derivatives	2010	2009	2008
(In thousands)

Foreign currency forward contracts	Other (expense) income, net	$(29,215)	$(20,158)	$(8,063)
Cash conversion feature of
Cash Convertible Notes	Other (expense) income, net	(61,800)	(174,850)	(235,750)
Purchased cash convertible note hedge	Other (expense) income, net	61,800	174,850	235,750

Total		$(29,215)	$(20,158)	$(8,063)

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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

December 31, 2010	Level 1	Level 2	Total
(In thousands)

Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$3,693	$—	$3,693

Total trading securities	$3,693	$—	$3,693

Available-for-sale fixed income investments:
U.S. Treasuries	$—	$12,387	$12,387
Corporate bonds	—	8,116	8,116
Agency mortgage-backed securities	—	1,934	1,934
Other	—	2,573	2,573

Total available-for-sale fixed income investments	$—	$25,010	$25,010

Available-for-sale equity securities:
Biosciences industry	$382	$—	$382

Total available-for-sale equity securities	$382	$—	$382

Foreign exchange derivative assets	$—	$19,877	$19,877
Purchased cash convertible note hedge	—	472,400	472,400

Total assets at fair value (1)(2)	$4,075	$517,287	$521,362

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$7,729	$7,729
Interest rate swap derivative liabilities	—	25,666	25,666
Cash conversion feature of cash convertible notes	—	472,400	472,400

Total liabilities at fair value (1)(2)	$—	$505,795	$505,795

December 31, 2009	Level 1	Level 2	Total
(In thousands)

Financial Assets:
Available-for-sale fixed income investments	$—	$26,485	$26,485
Available-for-sale equity securities	1,074	—	1,074
Foreign exchange derivative assets	—	8,793	8,793
Purchased cash convertible note hedge	—	410,600	410,600

Total assets at fair value (1)(2)	$1,074	$445,878	$446,952

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$5,694	$5,694
Interest rate swap derivative liabilities	—	62,607	62,607
Cash conversion feature of cash convertible notes	—	410,600	410,600

Total liabilities at fair value (1)(2)	$—	$478,901	$478,901

(1)	The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

(2)	None of the Company’s financial assets and liabilities measured at fair value on a recurring basis are valued using Level 3 inputs as of December 31, 2010 or 2009.

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Trading securities — valued at the active quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the year ended December 31, 2010, that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the year ended December 31, 2010 that would reduce the receivable amount owed, if any, to the Company.

•	Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the year ended December 31, 2010, that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

Available-for-Sale Securities

The amortized cost and estimated fair value of available-for-sale securities were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(In thousands)

December 31, 2010
Debt securities	$23,797	$1,259	$(46)	$25,010
Equity securities	—	382	—	382

	$23,797	$1,641	$(46)	$25,392

December 31, 2009
Debt securities	$26,212	$867	$(594)	$26,485
Equity securities	—	1,074	—	1,074

	$26,212	$1,941	$(594)	$27,559

Maturities of available-for-sale debt securities at fair value as of December 31, 2010, were as follows:

(In thousands)

Mature within one year	$—
Mature in one to five years	12,045
Mature in five years and later	12,965

$25,010

9.	Long-Term Debt

A summary of long-term debt is as follows:

	December 31, 2010	December 31, 2009
(In thousands)

U.S. Tranche A Term Loans	$—	$156,250
Euro Tranche A Term Loans	234,550	252,299
U.S. Tranche B Term Loans	500,000	2,453,760
Euro Tranche B Term Loans	674,705	725,760
Senior Convertible Notes	565,476	538,693
Cash Convertible Notes	928,344	847,136
2017 Senior Notes	550,000	—
2018 Senior Notes	787,728	—
2020 Senior Notes	1,015,848	—
Other	11,534	17,437

	5,268,185	4,991,335
Less: Current portion	4,809	6,348

Total long-term debt	$5,263,376	$4,984,987

Senior Notes

In May 2010, the Company issued $550.0 million aggregate principal amount of 7.625% Senior Notes due 2017 (the “2017 Senior Notes”) and $700.0 million aggregate principal amount of 7.875% Senior Notes due 2020 (the “2020 Senior Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. In July 2010, the Company privately placed $300.0 million aggregate principal amount of senior notes through a reopening of the 2020 Senior Notes. The notes were issued at a price of 105.5%, giving an effective yield to maturity of 7.087%. The 2017 Senior Notes and 2020 Senior Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.

The 2017 Senior Notes bear interest at a rate of 7.625% per year, accruing from May 19, 2010. Interest on the 2017 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2017 Senior Notes will mature on July 15, 2017, subject to earlier repurchase or redemption in accordance with the terms of the indenture. The 2020 Senior Notes bear interest at a rate of 7.875% per year, accruing from May 19, 2010. Interest on the 2020 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2020 Senior Notes will mature on July 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the indenture. At December 31, 2010, the $1.02 billion of debt associated with the 2020 Senior Notes includes a $15.8 million premium.

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

In November 2010, the Company issued $800.0 million aggregate principal amount of 6.0% Senior Notes due 2018 (the “2018 Senior Notes”). These notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2018 Senior Notes are Mylan’s senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.

The 2018 Senior Notes bear interest at a rate of 6.0% per year, accruing from November 24, 2010. Interest on the 2018 Senior Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. The 2018 Senior Notes will mature on November 15, 2018, subject to earlier repurchase or redemption in accordance with the terms of the indenture. At December 31, 2010, the $787.7 million of 2018 Senior Notes is net of a $12.3 million discount.

The Company may redeem some or all of the 2018 Senior Notes at any time prior to November 15, 2014 at a price equal to 100% of the principal amount redeemed plus accrued and unpaid interest, if any, to the redemption date and an applicable make-whole premium set forth in the indenture. On or after November 15, 2014 the Company may redeem some or all of the 2018 Senior Notes at redemption prices set forth in the indenture, plus accrued and unpaid interest, if any, to the redemption date. In addition, at any time prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the 2018 Senior Notes at a specified redemption price set forth in the indenture with the net cash proceeds of certain equity offerings. If the Company experiences certain change of control events, it must offer to repurchase the 2018 at 101% of their principal amount, plus accrued and unpaid interest, if any, to the repurchase date.

In May 2010, the Company used $1.00 billion of the net proceeds of the initial 2017 Senior Notes and 2020 Senior Notes offering to repay a portion of the U.S. Tranche B Term Loans due under the terms of its Senior Credit Agreement. In September 2010, the Company also repaid an additional amount of $300.0 million of debt under the Senior Credit Agreement, by repaying the remaining balance of the U.S. Tranche A Term Loans and a portion of the U.S. Tranche B Term Loans, using cash on hand. In November 2010, the Company used $800 million of gross proceeds from the 2018 Senior Notes offering to repay an additional portion of the U.S. Tranche B Term Loans due under the terms of its Senior Credit Agreement. As a result of these repayments, the Company reduced senior secured leverage and extended the maturity profile of Mylan’s outstanding indebtedness.

Cash Convertible Notes

In September 2008, Mylan issued $575.0 million aggregate principal amount of Cash Convertible Notes due 2015 (“Cash Convertible Notes”). The Cash Convertible Notes bear stated interest at a rate of 3.75% per year, accruing from September 15, 2008. The effective interest rate used for interest expense purposes is 9.5%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2009. The Cash Convertible Notes will mature on September 15, 2015, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by the market price of the Company’s common stock, specified distributions to common shareholders, a fundamental change, and certain time periods specified in the purchase agreement. The Cash Convertible Notes had an initial conversion reference rate of 75.0751 shares of common stock per $1,000 principal amount (equivalent to an initial conversion reference price of $13.32 per share), subject to standard anti-dilution adjustments, with the principal amount and remainder payable in cash. These adjustments include stock splits, issuances of dividends, rights, warrants, other securities, indebtedness, other assets or property to all holders of our common stock, or other issuances to all holders of our common stock on a preferential basis, and are designed to protect the economic position of the note holder by restoring the value of the note from the impact of such dilutive transactions. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstance.

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

At December 31, 2010, the total liability of $928.3 million consists of $455.9 million of debt ($575.0 million face amount, net of $119.1 million discount) and the bifurcated conversion feature with a fair value of $472.4 million recorded as a liability within long-term debt at December 31, 2010. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $472.4 million within other assets at December 31, 2010. At December 31, 2009, the total liability of $847.1 million consisted of $436.5 million of debt ($575.0 million face amount, net of $138.5 million discount) and the bifurcated conversion feature with a fair value of $410.6 million recorded as a liability within other long-term obligations in the Consolidated Balance Sheet. The purchased call options are assets recorded at their fair value of $410.6 million within other assets in the Consolidated Balance Sheet at December 31, 2009.

Holders may convert their notes subject to certain conversion provisions including (i) during any quarter if the closing price of our common stock exceeds 130% of the respective conversion price per share. During a defined period at the end of the previous quarter; (ii) during a defined period following five consecutive trading days in which the trading price per $1,000 principal amount was less than 98% of the product of the closing price of our common stock on such day and the applicable conversion reference rate; (iii) if we make specified distributions to holders of our common stock including sales of rights or common stock on a preferential basis, certain distribution of assets or other securities or rights to all holders of our common stock or certain transactions resulting in substantially all shares of our common stock being converted into cash, securities or other property; or (iv) upon a change of control or if our securities cease to be traded on a major U.S. stock exchange. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

As of December 31, 2010, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the December 31, 2010 period, was more than 130% of the applicable conversion reference price of $13.32, the $575.0 million of Cash Convertible Notes was currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments.

Senior Convertible Notes

In March 2007, Mylan issued $600.0 million aggregate principal amount of 1.25% Senior Convertible Notes due 2012 (the “Senior Convertible Notes”). The Senior Convertible Notes bear interest at a rate of 1.25% per year, accruing from March 7, 2007. The effective interest rate used for interest expense purposes is 6.4%. Interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2007. The Senior Convertible Notes will mature on March 15, 2012, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by, among others, the market price of the Company’s common stock and the trading price of the Senior Convertible Notes. The Senior Convertible Notes had an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $22.43 per share), subject to adjustment, with the principal amount payable in cash and the remainder in cash or stock at the option of the Company. Currently, the effective conversion rate for the Senior Convertible Notes is 42.156 shares of common stock per $1,000 principal amount of notes, representing a stock price of $23.72 per share, reflecting the Company’s suspension of its cash dividend. At December 31, 2010, the $565.5 million of debt is net of a $34.5 million discount. At December 31, 2009, the $538.7 million debt is net of a $61.3 million discount.

In March 2007, concurrently with the issuance of the Senior Convertible Notes, Mylan entered into a convertible note hedge transaction, comprised of a purchased call option and two warrant transactions with two financial institutions, each of which the Company refers to as a counterparty. The net cost of the transactions was $80.6 million. The purchased call options will cover approximately 26.8 million shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Senior Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the Senior Convertible Notes. Concurrently with entering into the purchased call options, the Company entered into warrant transactions with the counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate approximately 26.8 million shares of Mylan common stock, subject to customary anti-dilution adjustments. The warrants may not be exercised prior to the maturity of the Senior Convertible Notes, subject to certain limited exceptions.

The purchased call options are expected to reduce the potential dilution upon conversion of the Senior Convertible Notes in the event that the market value per share of Mylan common stock at the time of exercise is greater than the then effective conversion price of the Senior Convertible Notes. The sold warrants had an initial exercise price that was 60% higher than the price per share of $19.50 at which the Company offered common stock in a concurrent equity offering. If the market price per share of Mylan common stock at the time of conversion of any Senior Convertible Notes is above the strike price of the purchased call options, the purchased call options will, in most cases, entitle the Company to receive from the counterparties in the aggregate the same number of shares of our common stock as the Company would be required to issue to the holder of the converted Senior Convertible Notes. Additionally, if the market price of Mylan common stock at the time of exercise of the sold warrants exceeds the strike price of the sold warrants, the Company will owe the counterparties an aggregate of approximately 26.8 million shares of Mylan common stock. The purchased call options and sold warrants may be settled for cash at the Company’s election.

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

Senior Credit Agreement

In October 2007, the Company and a wholly owned European subsidiary (the “Euro Borrower”) entered into a credit agreement (the “Senior Credit Agreement”) pursuant to which the Company borrowed $500.0 million in Tranche A Term Loans (the “U.S. Tranche A Term Loans”) and $2.0 billion in Tranche B Term Loans (the “U.S. Tranche B Term Loans”), and the Euro Borrower borrowed approximately €1.13 billion ($1.6 billion) in Euro Term Loans (the “Euro Term Loans” and, together with the U.S. Tranche A Term Loans and the U.S. Tranche B Term Loans, the “Term Loans”). The proceeds of the Term Loans were used (1) to pay a portion of the consideration for the acquisition of the former Merck Generics business, (2) to refinance the prior credit facilities, (3) to purchase the Senior Notes tendered pursuant to the cash tender offers therefore and (4) to pay a portion of the fees and expenses in respect of the foregoing transactions (collectively, the “Transactions”).

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

In December 2007, the Euro Borrower, certain lenders and the Administrative Agent entered into an Amended and Restated Credit Agreement (the “Amended Senior Credit Agreement”), which became effective December 28, 2007, that, among other things, amends certain provisions of the Original Senior Credit Agreement as set out below.

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

As of December 31, 2010, the U.S. Tranche A Term Loans have been repaid in their entirety. The U.S. Tranche B Term Loans currently bear interest at LIBOR plus 3.25% per annum, if the Company chooses to make LIBOR borrowings, or at an alternate base plus 2.25% per annum. The Euro Tranche A Term Loans currently bear interest at the Euro Interbank Offered Rate (“EURIBO”) plus 2.75% per annum. The Euro Tranche B Term Loans currently bear interest at EURIBO plus 3.25% per annum. Borrowings under the Revolving Facility currently bear interest at LIBOR (or EURIBO, in the case of borrowings denominated in Euro) plus 2.375% per annum, if the Company chooses to make LIBOR (or EURIBO, in the case of borrowings denominated in Euro) borrowings, or at an alternate base rate plus 1.375% per annum. The applicable margins over LIBOR, EURIBO or the alternate base rate for the Revolving Facility can fluctuate based on a calculation of the Company’s Consolidated Leverage Ratio as defined in the Senior Credit Agreement. The Company also pays a facility fee on the entire amount of the Revolving Facility. The facility fee is currently 0.375% per annum, but can fluctuate based on the Company’s Consolidated Leverage Ratio.

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

All 2009 payments due under the Senior Credit Agreement were prepaid in December 2008. All 2010 and 2011 mandatory principal payments due under the Senior Credit Agreement were prepaid during 2009. During 2010, the Company also prepaid $156.3 million of the outstanding U.S. Tranche A Term Loans and $1.95 billion of the outstanding U.S. Tranche B Term Loans, using a portion of the net proceeds of the 2017 Senior Notes and the 2020 Senior Notes, the gross proceeds of the 2018 Senior Notes and cash on hand. As a result of these prepayments, the Company does not expect any additional amounts due on excess cash flow related to the year ended December 31, 2010.

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

Details of the interest rates in effect at December 31, 2010 and 2009 on the outstanding borrowings under the Term Loans are in the table below:

	December 31, 2010
	Outstanding	Basis	Rate
(In thousands)

Euro Tranche A Term Loans	$234,550	EURIBO + 2.75%	3.66%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2012(1)	$500,000	Fixed	6.60%
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$267,740	Fixed	5.38%
Floating Rate	406,965	EURIBO + 3.25%	4.11%

Total Euro Tranche B Term Loans	$674,705

	December 31, 2009
	Outstanding	Basis	Rate
(In thousands)

U.S. Tranche A Term Loans	$156,250	LIBOR + 2.75%	3.00%
Euro Tranche A Term Loans	$252,299	EURIBO + 2.75%	3.19%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2010(1)	$500,000	Fixed	6.60%
Swapped to Fixed Rate — March 2010(1)	500,000	Fixed	5.44%
Swapped to Fixed Rate — December 2010(1)	1,000,000	Fixed	7.37%
Floating Rate	453,760	LIBOR + 3.25%	3.50%

Total U.S. Tranche B Term Loans	$2,453,760
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$288,000	Fixed	5.38%
Floating Rate	437,760	EURIBO + 3.25%	3.83%

Total Euro Tranche B Term Loans	$725,760

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement.

In January 2011, $500.0 million of the outstanding fixed-rate 2018 Senior Notes was swapped to a variable rate of LIBOR plus 2.96%.

All financing fees associated with the Company’s borrowings are being amortized over the life of the related debt. The total unamortized amounts of $61.8 million and $67.0 million are included in other assets in the Consolidated Balance Sheets at December 31, 2010 and December 31, 2009. In conjunction with the refinancing of debt, approximately $18.8 million of deferred financing fees were written off for the Term Loans during the year ended December 31, 2010.

At December 31, 2010, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.06 billion, and at December 31, 2009, the fair value of the Senior Convertible Notes was approximately $612.8 million. At December 31, 2010 and 2009, the fair value of the Cash Convertible Notes was approximately $996.2 million and $879.8 million.

At December 31, 2010 and December 31, 2009, the Company had outstanding letters of credit of $85.4 million and $77.5 million.

Certain of the Company’s debt agreements contain certain cross-default provisions.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at December 31, 2010, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

	Euro	U.S.	Euro	Senior	Cash	2017	2018	2020
	Tranche A	Tranche B	Tranche B	Convertible	Convertible	Senior	Senior	Senior
	Term Loans	Term Loans	Term Loans	Notes	Notes	Notes	Notes	Notes	Total
(In thousands)

2011	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012	117,275	—	7,028	600,000	—	—	—	—	724,303
2013	117,275	—	7,028	—	—	—	—	—	124,303
2014	—	500,000	660,649	—	—	—	—	—	1,160,649
2015	—	—	—	—	575,000	—	—	—	575,000
Thereafter	—	—	—	—	—	550,000	800,000	1,000,000	2,350,000

Total	$234,550	$500,000	$674,705	$600,000	$575,000	$550,000	$800,000	$1,000,000	$4,934,255

10.	Income Taxes

Income tax provision (benefit) consisted of the following components:

	Year Ended December 31,
	2010	2009	2008
(In thousands)

Federal:
Current	$(72,518)	$42,636	$219,370
Deferred	82,471	(87,773)	(99,343)

	9,953	(45,137)	120,027

State and Puerto Rico:
Current	4,295	11,931	28,226
Deferred	(3,629)	(6,616)	15,978

	666	5,315	44,204

Foreign:
Current	67,338	79,590	79,187
Deferred	(67,555)	(60,541)	(114,868)

	(217)	19,049	(35,681)

Income tax provision (benefit)	$10,402	$(20,773)	$128,550

Earnings (loss) before income taxes and noncontrolling interest
Domestic	$(273,699)	$(491,810)	$(326,901)
Foreign	629,643	718,785	255,344

Total Earnings (loss) before income taxes and noncontrolling interest	$355,944	$226,975	$(71,557)

Temporary differences and carryforwards that result in the deferred tax assets and liabilities were as follows:

	December 31, 2010	December 31, 2009
(In thousands)

Deferred tax assets:
Employee benefits	$86,848	$51,499
Legal matters	69,075	119,032
Accounts receivable allowances	179,474	174,309
Inventories	33,178	35,715
Other reserves	30,713	46,984
Tax credits	17,646	14,040
Net operating losses carryforward	233,593	205,485
Intangibles	49,294	—
Capital-loss carryforward	39,249	—
Convertible debt	21,492	13,413
Other	59,411	69,180

	819,973	729,657
Less: Valuation allowance	(232,147)	(166,083)

Total deferred tax assets	587,826	563,574

Deferred tax liabilities:
Plant and equipment	102,081	84,617
Intangibles	582,252	588,387
Other	67,029	74,526

Total deferred tax liabilities	751,362	747,530

Deferred tax liabilities, net	$(163,536)	$(183,956)

U.S. income and foreign withholding taxes have not been provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled $80.1 million at December 31, 2010. No deferred taxes have been recorded on the instances whereby the Company’s investment in foreign subsidiaries is currently greater for U.S. tax purposes than for GAAP purposes, as management has no current plans that would cause that temporary difference to reverse in the foreseeable future. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008

Statutory tax rate	35.0%	35.0%	35.0%
State income taxes and credits	(4.3)%	(2.2)%	(27.4)%
Effect of foreign operations	(10.2)%	(16.1)%	6.4%
Effect of reorganizations	—	(31.1)%	—
Impairment of goodwill	—	—	(188.3)%
Foreign tax credit	(13.4)%	—	—
Other items	(4.2)%	5.3%	(5.3)%

Effective tax rate	2.9%	(9.1)%	(179.6)%

Valuation Allowance

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2010, a valuation allowance has been applied to certain foreign and state deferred tax assets in the amount of $232.1 million. The valuation allowance increased by $66.1 million during 2010.

Net Operating Losses

As of December 31, 2010, the Company has net operating loss carryforwards for international and U.S. state income tax purposes of approximately $2.04 billion, some of which will expire in fiscal years 2011 through 2029, while others can be carried forward indefinitely. Of these loss carryforwards, there is an amount of $1.60 billion related to state losses. A majority of the state net operating losses are attributable to Pennsylvania, where a taxpayer’s use is limited to the greater of 20.0% of taxable income or $3.0 million each taxable year. In addition, the Company has foreign net operating loss carryforwards of approximately $436 million, of which $300.1 million can be carried forward indefinitely, with the remainder expiring in years 2011 through 2023. Most of the net operating losses (foreign and state) have a full valuation allowance.

The Company has $17 million state tax credit carryforwards expiring in various amounts in the years 2012 through 2017. No valuation allowance is recorded against these credits.

The Company has a $118 million foreign capital loss carryforward expiring in 2017. A full valuation allowance is recorded against this loss.

Tax Examinations

Mylan is subject to ongoing IRS examinations and is a voluntary participant in the IRS Compliance Assurance Process (“CAP”). Years 2010 and 2009 are the open years under examination, with only one matter outstanding for 2008. Tax and interest continue to be accrued related to certain tax positions.

The Company’s major state taxing jurisdictions remain open from fiscal year 2007 through 2010. The Company’s major international taxing jurisdictions remain open from 2003 through 2010, some of which are indemnified by Merck KGaA for tax assessments.

Accounting for Uncertainty in Income Taxes

The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

As of December 31, 2010 and December 31, 2009, the Company’s Consolidated Balance Sheets reflect liabilities for unrecognized tax benefits of $203.4 million and $237.5 million, of which $188.0 million and $211.8 million, respectively, would affect the Company’s effective tax rate if recognized. Accrued interest and penalties included in the Consolidated Balance Sheets were $27.0 million and $30.8 million as of December 31, 2010 and December 31, 2009. For the years ended December 31, 2010 and December 31, 2009, Mylan recognized $9.1 million and $6.6 million for interest expense related to uncertain tax positions. Interest expense and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009	2008
(In thousands)

Unrecognized tax benefit — beginning of year	$237,541	$166,513	$77,600
Additions for current year tax positions	5,166	109,786	49,169
Additions for prior year tax positions	5,079	5,143	538
Reductions for prior year tax positions	(11,432)	(18,742)	(3,313)
Settlements	(24,868)	(2,521)	—
Reductions related to expirations of statute of limitations	(21,508)	(22,638)	(4,819)
Foreign currency translation	8,872	—	—
Addition due to acquisition	4,500	—	—
Addition due to cumulative adjustment(1)	—	—	47,338

Unrecognized tax benefit — end of year	$203,350	$237,541	$166,513

(1)	Unrecognized tax benefits were increased by $47.3 million during the year ended December 31, 2008 to reflect items that relate to the former Merck Generics business for the periods prior to their acquisition by Mylan on October 2, 2007. This amount is incremental to the liability identified for the former Merck Generics business at the date of acquisition and was recorded in conjunction with the finalization of the purchase price allocation in 2008.

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months in the range of $20 million to $135 million, involving federal and state tax audits and settlements, and expirations of certain state and foreign statutes of limitations. We do not anticipate significant increases to the reserve within the next twelve months.

11.	Preferred and Common Stock

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

The preferred stock paid, when declared by the Board, dividends at a rate of 6.50% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears in cash, shares of Mylan common stock or a combination thereof at the Company’s election. According to the terms of the preferred stock offering, each share of preferred stock would automatically convert on November 15, 2010, into between 58.5480 shares and 71.4286 shares of the Company’s common stock, depending on the average daily closing price per share of our common stock over the 20 trading day period ending on the third trading day prior to November 15, 2010. The conversion rate was subject to anti-dilution adjustments in certain circumstances. Holders could elect to convert at any time at the minimum conversion rate of 58.5480 shares of common stock for each share of preferred stock. On November 15, 2010, the conversion of the 6.50% mandatorily convertible preferred stock into 125,234,172 shares of Mylan’s common stock was completed at the minimum conversion rate.

During the years ended December 31, 2010, 2009 and 2008, the Company paid dividends of $139.0 million, $139.0 million and $137.5 million, respectively, on the preferred stock. Upon conversion, the Company is no longer obligated to pay dividends.

12.	Stock-Based Incentive Plan

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

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at December 31, 2007	20,830,536	$16.15

Options granted	4,180,133	11.46
Options exercised	(107,707)	10.20
Options forfeited	(1,479,921)	16.64

Outstanding at December 31, 2008	23,423,041	$15.32

Options granted	5,426,354	13.74
Options exercised	(1,354,218)	11.59
Options forfeited	(1,226,499)	14.50

Outstanding at December 31, 2009	26,268,678	$15.22

Options granted	2,575,039	20.47
Options exercised	(3,900,514)	14.03
Options forfeited	(1,103,154)	15.09

Outstanding at December 31, 2010	23,840,049	$15.99

Vested and expected to vest at December 31, 2010	22,786,274	$16.01

Options exercisable at December 31, 2010	16,447,193	$16.00

As of December 31, 2010, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 5.57 years, 5.45 years and 4.31 years, respectively. Also at December 31, 2010, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $124.1 million, $118.2 million and $85.5 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of December 31, 2010 and the changes during the year ended December 31, 2010 are presented below:

		Weighted Average
	Number of Restricted	Grant-Date
	Stock Awards	Fair Value Per Share

Nonvested at December 31, 2009	2,464,600	$12.78
Granted	821,359	21.19
Released	(754,526)	13.91
Forfeited	(192,023)	13.04

Nonvested at December 31, 2010	2,339,410	$15.36

Of the 821,359 awards granted during the year ended December 31, 2010, 314,361 vest ratably over 3 years, 453,642 vest in three years, subject to performance obligations, 42,648 vest in one year, and 10,708 vest two-thirds after two years, with the remaining one-third vesting after the third year.

As of December 31, 2010, the Company had $33.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.57 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the years ended December 31, 2010 and December 31, 2009 was $41.9 million and $17.1 million.

With respect to options granted under the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the implied volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-vesting forfeiture assumptions based on an analysis of historical data. The expected lives of the grants are derived from historical and other factors.

In 2010, the Company changed its method for estimating expected volatility from historical volatility to implied volatility. Management believes that these market-based inputs provide a better estimate of our future stock price movements and are consistent with current employee stock option valuation best practices.

The assumptions used are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Volatility	30.8%	37.8%	31.0%
Risk-free interest rate	2.5%	2.4%	2.2%
Expected term of options (in years)	5.7	5.7	4.5
Forfeiture rate	5.5%	5.5%	5.5%
Weighted average grant date fair value per option	$6.89	$5.43	$3.37

13.	Employee Benefits

Defined Benefit Plans

The Company sponsors various defined benefit pension plans in several countries. Benefit formulas are based on varying criteria on a plan by plan basis. Mylan’s policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. The Company funds non-domestic pension liabilities in accordance with laws and regulations applicable to those plans, which typically results in these plans being unfunded. The amounts accrued related to these benefits were $73.7 million and $50.9 million at December 31, 2010 and December 31, 2009.

The Company has a plan covering certain employees in the United States and Puerto Rico to provide for limited reimbursement of postretirement supplemental medical coverage. In addition, in December 2001, the Supplemental Health Insurance Program for Certain Officers of the Company was adopted to provide full postretirement medical coverage to certain officers and their spouses and dependents. These plans generally provide benefits to employees who meet minimum age and service requirements. The amounts accrued related to these benefits were not material at December 31, 2010, December 31, 2009 and December 31, 2008.

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

In December 2009, the Company adopted a 401(k) Restoration Plan (the “Restoration Plan”). The Restoration Plan permits employees who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the ‘‘Code”), to (i) defer a portion of base salary and bonus compensation, (ii) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan, and (iii) be credited with Company non-elective contributions (to the extent so made by the Company), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under the Company’s Profit Sharing 401(k) Plan if not for the limits on contributions and deferrals imposed by the Code.

Also in December 2009, the Company adopted an Income Deferral Plan, which permits certain management or highly compensated employees who are designated by the plan administrator to participate in the Income Deferral Plan to elect to defer up to 50% of base salary and up to 100% of bonus compensation, in each case, in addition to any amounts that may be deferred by such participants under the Profit Sharing 401(k) Plan and the Restoration Plan. In addition, under this Plan, eligible participants may be granted employee deferral awards, which awards will be subject to the terms and conditions (including vesting) as determined by the plan administrator at the time such awards are granted. Total employer contributions to defined contribution plans were $50.7 million, $50.9 million and $20.4 million for the years ended 2010, 2009 and 2008, respectively.

Other Benefit Arrangements

The Company provides supplemental life insurance benefits to certain management employees. Such benefits require annual funding and may require accelerated funding in the event that the Company would experience a change in control.

The production and maintenance employees at the Company’s manufacturing facilities in Morgantown, West Virginia, are covered under a collective bargaining agreement that expires in April 2012. In addition, there are non-U.S. Mylan locations, primarily concentrated in India, that have employees who are unionized or part of works councils or trade unions. These employees represented approximately 13% of the Company’s total workforce at December 31, 2010 and December 31, 2009.

The Company participates in a multiemployer pension plan under a union agreement. Generally, the plan provides defined benefits to substantially all employees covered by the collective bargaining agreement. Under ERISA, a contributor to a multiemployer plan may be liable, upon termination or withdrawal from a plan, for a proportionate share of a plan’s unfunded vested liability.

The Company recognizes expense in connection with this plan as contributions are funded. The Company’s contributions during the years ended December 31, 2010, 2009, and 2008 were $3.6 million, $3.3 million, and $3.0 million, respectively.

Based on the most recent information available, the Company believes that the present value of actuarial accrued liabilities in this multi-employer plan exceeds the value of the assets held in trust to pay benefits. Moreover, if the Company were to withdraw from the plan or otherwise cease making contributions to the fund, it may trigger a substantial withdrawal liability. Any adjustment for a withdrawal liability would be recorded when it is probable that a liability exists and can be reasonably estimated.

14.	Segment Information

Mylan has two segments, “Generics” and “Specialty.” The Generics Segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. The Specialty Segment engages mainly in the development, manufacture and sale of branded specialty nebulized and injectable products.

The Company’s chief operating decision maker evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses. Certain general and administrative and research and development expenses not allocated to the segments, as well as net charges for litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.

The accounting policies of the segments are the same as those described in Note 2 to Consolidated Financial Statements. Intersegment revenues are accounted for at current market values and are eliminated at the Consolidated level.

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In thousands)	Generics	Specialty	Corporate /
Year Ended December 31, 2010	Segment	Segment(1)	Other(2)	Consolidated

Total revenues
Third party	$5,022,554	$427,968	$—	$5,450,522
Intersegment	40,116	61,772	(101,888)	—

Total	$5,062,670	$489,740	$(101,888)	$5,450,522

Segment profitability	$1,398,264	$122,694	$(799,374)	$721,584

(In thousands)	Generics	Specialty	Corporate /
Year Ended December 31, 2009	Segment	Segment(1)	Other(2)	Consolidated

Total revenues
Third party	$4,677,813	$414,972	$—	$5,092,785
Intersegment	22,081	40,757	(62,838)	—

Total	$4,699,894	$455,729	$(62,838)	$5,092,785

Segment profitability	$1,322,999	$70,400	$(870,047)	$523,352

(In thousands)	Generics	Specialty	Corporate /
Year Ended December 31, 2008	Segment	Segment(1)	Other(2)	Consolidated

Total revenues
Third party	$4,283,525	$385,963	$468,097	$5,137,585
Intersegment	3,373	31,278	(34,651)	—

Total	$4,286,898	$417,241	$433,446	$5,137,585

Segment profitability	$994,030	$36,649	$(732,794)	$297,885

(1)	Intersegment sales by Specialty increased from 2009 to 2010 due to the fact that certain generic products previously sold to third parties by Specialty are now sold to Mylan subsidiaries in the North America region of the Generics Segment who, in turn, sell the products to third parties. These generic products contributed $46.8 million to total revenues of the Specialty Segment in 2009 and $62.4 million in 2008.

(2)	Includes certain corporate general and administrative and research and development expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

The Company’s net revenues are generated via the sale of products in the following therapeutic categories:

	Year Ended December 31,
	2010	2009	2008
(In thousands)

Allergy	$343,138	$238,050	$219,308
Anti-infective Agents	783,738	600,807	455,513
Cardiovascular	967,680	866,411	889,523
Central Nervous System	1,248,982	1,428,142	1,235,340
Endocrine and Metabolic	433,341	399,620	408,384
Gastrointestinal	462,088	401,448	357,489
Respiratory Agents	248,452	288,966	310,993
Other(1)	916,847	791,950	754,687

	$5,404,266	$5,015,394	$4,631,237

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of consolidated net revenues.

Geographic Information

The Company’s principal geographic markets are North America, EMEA, and Asia Pacific. Net revenues are classified based on the geographic location of the customers and are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
(In thousands)

The Americas:
United States	$2,656,532	$2,370,975	$2,075,308
Other Americas	188,659	157,246	163,512
Europe(1)	1,790,901	1,837,427	1,755,807
Asia	768,174	649,746	636,610

	$5,404,266	$5,015,394	$4,631,237

(1)	Net revenues in France consisted of approximately 13%, 14% and 16% of consolidated net revenues for the years ended December 31, 2010, 2009 and 2008.

15.	Commitments

Operating Leases

The Company leases certain property under various operating lease arrangements that expire over the next seven years. These leases generally provide the Company with the option to renew the lease at the end of the lease term. For the years ended December 31, 2010, 2009 and 2008, the Company had lease expense of $34.2 million, $34.6 million and $33.0 million, respectively.

Future minimum lease payments under these commitments are as follows:

Operating
December 31,	Leases
(In thousands)

2011	$35,284
2012	30,204
2013	25,086
2014	14,398
2015	9,851
Thereafter	20,430

$135,253

Other Commitments

The Company has entered into various product licensing and development agreements. In some of these arrangements, the Company provides funding for the development of the product or to obtain rights to the use of the patent, through milestone payments, in exchange for marketing and distribution rights to the product. Milestones represent the completion of specific contractual events, and it is uncertain if and when these milestones will be achieved, hence, we have not attempted to predict the period in which such milestones would possibly be incurred. In the event that all projects are successful, milestone and development payments of approximately $18.0 million would be paid subsequent to December 31, 2010.

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the district court for further proceedings. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $15.0 million cash deposit (which is included as restricted cash on the Company’s Consolidated Balance Sheets) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts,

Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases may go to trial in 2011. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously. On January 27, 2010, in the New York Counties cases, the U.S. District Court for the District of Massachusetts granted the plaintiffs’ motion for partial summary judgment as to liability under New York Social Services Law § 145-b against Mylan and several other defendants. The District Court has not ruled on the remaining issues of liability and damages. On February 8, 2010, Mylan, and a majority of the other defendants, filed a motion to amend the court’s decision, requesting the court to certify a question of New York state law pertaining to the court’s finding of requisite causation under the Social Services Law to the First Circuit Court of Appeals, so that the defendants could in turn request that the First Circuit Court of Appeals certify the question to the New York Court of Appeals. The District Court denied this motion on May 4, 2010.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan reached settlements of the Alabama, Alaska, Hawaii, Kansas, Massachusetts, South Carolina, and Utah state actions. The Company has also reached agreements in principle to settle the Florida, Mississippi, Iowa and New York state actions, which settlements are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company accrued $160 million at December 31, 2009 and during 2010, paid approximately $69 million related to settlements and accrued an additional $66 million in estimated losses related to these pricing matters. As such, the Company has accrued $157 million in connection with the above-mentioned settlements and the remaining state actions at December 31, 2010. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements and/or adverse judgments can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts currently provided for.

In addition, by letter dated January 12, 2005, MPI was notified by the U.S. Department of Justice of an investigation concerning calculations of Medicaid drug rebates. The investigation involved whether MPI and UDL may have violated the False Claims Act by classifying certain authorized generics as non-innovator rather than innovator drugs for purposes of Medicaid and other federal healthcare programs on sales from 2000 through 2004. MPI and UDL denied the government’s allegations and denied that they engaged in any wrongful conduct. On October 19, 2009, a lawsuit, filed in March 2004 by a private relator, in which the federal government subsequently intervened, was unsealed by the U.S. District Court for the District of New Hampshire. That same day, MPI and UDL announced that they had entered into a settlement agreement with the federal government, relevant states and the relator for approximately $121 million, resolving both the lawsuit and the U.S. Department of Justice investigation. A stipulation of dismissal with prejudice has been filed with the court. The resolution of the matter did not include any admission or finding of wrongdoing on the part of either MPI or UDL. The Company has recovered approximately $50 million of the settlement amount based on overpayments resulting from adjusted net sales during the relevant timeframe.

Dey is a defendant currently in lawsuits brought by the state AG of Louisiana, as well as by three New York counties. Dey is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Dey was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all have generally alleged that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for these claims and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. At December 31, 2009, the Company had approximately $113 million recorded in other liabilities and in other assets related to the pricing litigation involving Dey. In December 2010, Dey completed a settlement of the federal case for approximately $282 million, including interest, and throughout 2010 settled many of the state cases. Under the indemnity, Merck KGaA was responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s consolidated statements of operations. At December 31, 2010, the Company has accrued $127 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Dey’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan, along with four other drug manufacturers, has been named as a defendant in civil lawsuits filed in or transferred to the Eastern District of Pennsylvania, by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and a third-party payor and one action brought by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Mylan intends to defend each of these actions vigorously. In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan requesting documents in connection with its lawsuit against Cephalon. Mylan has responded to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. As of February 23, 2011, there are approximately 1,011 cases pending against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. Actavis has reached settlements in principle with the plaintiffs in a majority of the claims and lawsuits. Mylan and UDL will not contribute monetarily to the settlements, but will be dismissed with prejudice from any settled cases. Any lawsuits in which the plaintiffs choose to opt out of this settlement will continue to be litigated. As of February 23, 2011, approximately 31 plaintiffs had opted out of the settlement. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows.

EU Commission Proceedings

On or around July 8, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by Matrix and four other companies, each of which entered into agreements with Servier relating to the product perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. Matrix and Generics [U.K.] Ltd. have received requests for information from the EU Commission in connection with this matter, and both companies have responded and are cooperating with the Commission in this investigation.

In addition, the EU Commission is conducting a pharmaceutical sector inquiry involving approximately 100 companies concerning the introduction of innovative and generic medicines. Mylan S.A.S. has responded to the questionnaires received in connection with the sector inquiry and has produced documents and other information in connection with the inquiry.

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry and has responded to other requests for additional information. The Company is cooperating with the Commission in connection with the investigation and no statement of objections have been filed against the Company in connection with the investigation.

On March 19, 2010, Mylan Inc. and Generics [U.K.] Ltd. received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to citalopram in the European Economic Area. Mylan Inc. and Generics [U.K.] Ltd. have received requests for information from the EU Commission in connection with any agreements between Lundbeck and Generics [U.K.] Ltd. concerning citalopram. Generics [U.K.] Ltd. has responded to additional requests for information. Both companies are cooperating with the EU Commission. No statement of objections has been filed in connection with this investigation.

Product Liability

The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. However, from time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company has reached agreements in principle to settle a number of such matters. Those settlements are contingent upon the execution of definitive settlement documents. The status of the remaining claims is reviewed on an ongoing basis. During 2010, the Company accrued $41.0 million in connection with the above-mentioned settlements and certain remaining claims. There are no assurances that settlements can be reached on acceptable terms or that settlements and/or adverse judgments, if any, in the remaining litigation will not exceed the amounts currently provided for.

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

Mylan Inc.
Supplementary Financial Information

Quarterly Financial Data
(Unaudited, in thousands, except per share data)

Year Ended December 31, 2010

	Three-Month Period Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010(2)

Total revenues	$1,292,374	$1,368,536	$1,355,113	$1,434,499
Gross profit	516,298	541,850	580,057	579,192
Net earnings	94,270	86,933	143,539	20,800
Net earnings attributable to Mylan Inc. common shareholders	61,098	51,469	108,424	2,589
Earnings per share(1):
Basic	$0.20	$0.17	$0.35	$0.01
Diluted	$0.20	$0.16	$0.33	$0.01
Share prices(5):
High	$22.92	$23.25	$18.92	$21.42
Low	$17.41	$17.04	$16.86	$18.40

Year Ended December 31, 2009

	Three-Month Period Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009(3)	2009(4)

Total revenues	$1,209,917	$1,266,977	$1,264,074	$1,351,817
Gross profit	525,733	527,767	504,980	515,992
Net earnings (loss)	109,074	95,671	(4,421)	47,424
Net earnings (loss) attributable to Mylan Inc. common shareholders	71,299	58,111	(40,021)	4,147
Earnings (loss) per share(1):
Basic	$0.23	$0.19	$(0.13)	$0.01
Diluted	$0.23	$0.19	$(0.13)	$0.01
Share prices(5):
High	$13.69	$14.60	$16.21	$19.04
Low	$9.86	$12.58	$12.10	$15.59

(1)	The sum of earnings (loss) per share for the quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding and the effect of the if-converted method related to our outstanding mandatorily convertible preferred stock. On November 15, 2010, the conversion of our 6.50% mandatorily convertible preferred stock into 125,234,172 shares of Mylan’s common stock was completed.

(2)	The results for the three months ended December 31, 2010 include $112.8 million of net charges related to litigation.

(3)	The results for the three months ended September 30, 2009 include a $121.0 million charge related to litigation settlements.

(4)	The results for the three months ended December 31, 2009 include $114.2 million of net charges related to litigation.

(5)	Closing prices are as reported on the NASDAQ Stock Market.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is on page 72. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 74.

ITEM 9B.	Other Information

On February 22, 2011, Mylan and John D. Sheehan, the Company’s Executive Vice President and Chief Financial Officer, entered into a Retirement Benefit Agreement (“RBA”). Pursuant to the RBA, upon retirement following completion of ten or more years of service, Mr. Sheehan would be entitled to receive a lump sum retirement benefit equal to the present value of an annual payment of 15% of the sum of his annual base salary on the date of retirement and target annual bonus, paid for a period of 15 years beginning at age 55. After completing five years of executive service, Mr. Sheehan would vest 50% in his retirement benefit, with an additional 10% of the retirement benefit vesting after each year for up to five additional years and would be entitled to receive such partial benefit upon a termination without Cause or for Good Reason (as defined in his employment agreement), provided that following a change of control Mr. Sheehan would be entitled to his full retirement benefit, due immediately as a lump sum payment equal to the net present value of his full retirement benefit, regardless of the reason for termination.

The RBA provides that Mr. Sheehan is generally prohibited for one year following termination from engaging in activities that are competitive with the Company’s activities. The RBA also provides that during the five-year period following termination, except for any termination occurring following a change in control, the Company may request that Mr. Sheehan provide consulting services for the Company, which services will be reasonable in scope, duration and frequency, and not to exceed 20 hours per month. If he were to die while employed by the Company, his beneficiary would be entitled to receive a lump sum payment equal to the greater of (i) two times his base salary or (ii) the net present value of the retirement benefit.

In addition, on February 22, 2011, the Company and Daniel C. Rizzo, Jr., the Company’s Senior Vice President, Chief Accounting Officer and Corporate Controller, entered into an amendment to Mr. Rizzo’s Executive Employment Agreement, to extend the term of the agreement until February 28, 2013, provided that, commencing on such date and on each anniversary thereof, the term, unless previously terminated or amended, will automatically be extended for an additional one year period.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this item will be set forth under the captions “Item I — Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer and Corporate Controller. This Code of Ethics is posted on the Company’s Internet website at www.mylan.com. The Company intends to post any amendments to or waivers from the Code of Ethics on that website.

ITEM 11.	Executive Compensation

The information required by Item 11 will be set forth under the caption “Executive Compensation” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Additional information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation — Equity Compensation Plan Information” in our 2011 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under Mylan’s equity compensation plans as of December 31, 2010:

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average Exercise	Future Issuance Under
	Issued upon Exercise of	Price of Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants and	(excluding securities reflected
	Warrants and Rights	Rights	in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	26,178,606	$15.93	13,545,682
Equity compensation plans not approved by security holders	—	—	—

Total	26,178,606	$15.93	13,545,682

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 will be set forth under the captions “Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Pre-Approval Policy” in our 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Consolidated Financial Statement Schedules

1.	Consolidated Financial Statements

The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.

2.	Consolidated Financial Statement Schedules

MYLAN INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions	Additions
		(Deductions)	(Deductions)
		Charged to	Charged to
	Beginning	Costs and	Other		Ending
Description	Balance	Expenses	Accounts	Deductions	Balance

Allowance for doubtful accounts:
Year ended December 31, 2010	$22,507	$3,505	$3,120	$(5,232)	$23,900
Year ended December 31, 2009	$26,893	$1,749	$(5,588)	$(547)	$22,507
Year ended December 31, 2008	$38,088	$(2,355)	$(2,502)	$(6,338)	$26,893
Valuation allowance for deferred tax assets:
Year ended December 31, 2010	$166,083	$66,064	$—	$—	$232,147
Year ended December 31, 2009	$110,194	$55,889	$—	$—	$166,083
Year ended December 31, 2008	$76,100	$53,421	$(16,285)	$(3,042)	$110,194

3.	Exhibits

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
3.2	Bylaws of the registrant, as amended to date, filed as Exhibit 3.2 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.
4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.
4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.
4.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.
4.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.
4.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.
4.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.
4.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.
4.4	Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
4.5	Indenture, dated as of May 19, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 19, 2010, and incorporated herein by reference.
4.6	Indenture, dated as of November 24, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on November 24, 2010, and incorporated herein by reference.
10.1	1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference.*
10.2	1997 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.*
10.3	1992 Nonemployee Director Stock Option Plan, as amended to date, filed as Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.*
10.4(a)	Amended and Restated 2003 Long-Term Incentive Plan, filed as Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.*
10.4(b)	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(b) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*
10.4(c)	Form of Restricted Share Award under the 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(c) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*
10.4(d)	Amendment No. 1 to the Amended and Restated 2003 Long-Term Incentive Plan, dated as of December 17, 2008, filed as Exhibit 10.4(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.5	Mylan Inc. Severance Plan, amended as of August, 2009, filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.6	3.75% Cash Convertible Notes due 2015 Purchase Agreement dated September 9, 2008, among the registrant and the initial purchaser named therein, filed as Exhibit 1.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.7(a)	Confirmation of OTC Convertible Note Hedge Transaction dated September 9, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.7(b)	Confirmation of OTC Convertible Note Hedge Transaction, amended as of November 25, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.7(b) to the Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.
10.8	Confirmation of OTC Convertible Note Hedge Transaction dated September 9, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.9	Confirmation of OTC Warrant Transaction dated September 9, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.3 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.10	Confirmation of OTC Warrant Transaction dated September 9, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.11	Amendment to Confirmation of OTC Warrant Transaction dated September 15, 2008 among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.5 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.12	Amendment to Confirmation of OTC Warrant Transaction dated September 15, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.13	Amendment to Confirmation of OTC Warrant Transaction dated as of September 9, 2008 among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.7 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.14	Amendment to Confirmation of OTC Warrant Transaction dated as of September 9, 2008 among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.8 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.
10.15(a)	Amended and Restated Executive Employment Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.5 to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.15(b)	Amendment No. 1 to Amended and Restated Executive Employment Agreement, dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.16(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.16(a)	Executive Employment Agreement, dated as of January 31, 2007, between the registrant and Heather Bresch filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.16(b)	Amendment No. 1 to Executive Employment Agreement dated as of October 2, 2007, by and between the registrant and Heather Bresch filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.16(c)	Amendment No. 2 to Executive Employment Agreement dated as of December 22, 2008, by and between the registrant and Heather Bresch, filed as Exhibit 10.18(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.16(d)	Amendment No. 3 to Executive Employment Agreement dated as of August 31, 2009, by and between the registrant and Heather Bresch, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.17(a)	Executive Employment Agreement, dated as of January 31, 2007, between the registrant and Rajiv Malik filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.17(b)	Amendment No. 1 to Executive Employment Agreement dated as of October 2, 2007, by and between the registrant and Rajiv Malik filed as Exhibit 10.7 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.17(c)	Amendment No. 2 to Executive Employment Agreement dated as of December 22, 2008, by and between the registrant and Rajiv Malik, filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.17(d)	Amendment No. 3 to Executive Employment Agreement dated as of August 31, 2009, by and between the registrant and Rajiv Malik, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.18(a)	Executive Employment Agreement, dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.20(a) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*
10.18(b)	Amendment No. 1 to Executive Employment Agreement, dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.20(b) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*
10.18(c)	Amendment No. 2 to Executive Employment Agreement, dated as of February 22, 2011, between the registrant and Daniel C. Rizzo, Jr.*
10.19	Executive Employment Agreement dated as of February 24, 2010, by and between the registrant and John Sheehan, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.*

10.20(a)	Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Robert J. Coury filed as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.20(b)	Amendment to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.11(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.20(c)	Amendment to Retirement Benefit Agreement dated as of December 22, 2008, between the registrant and Robert J. Coury. filed as Exhibit 10.21(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.20(d)	Amendment to Retirement Benefit Agreement dated as of March 3, 2010, by and between the registrant and Robert J. Coury, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on March 5, 2010, and incorporated herein by reference.*
10.21	Retirement Benefit Agreement dated as of August 31, 2009, by and between the registrant and Heather Bresch filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.22	Retirement Benefit Agreement dated as of August 31, 2009, by and between the registrant and Rajiv Malik filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*
10.23	Retirement Benefit Agreement dated as of February 22, 2011, by and between the registrant and John Sheehan.*
10.24	Retirement Benefit Agreement dated January 27, 1995, between the registrant and C.B. Todd, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*
10.25(a)	Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Robert J. Coury, filed as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*
10.25(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*
10.25(c)	Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*
10.25(d)	Amendment No. 3 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.25(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.26(a)	Amended and Restated Transition and Succession Agreement dated as of October 2, 2007, between the registrant and Heather Bresch, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.26(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Heather Bresch, filed as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.27(a)	Transition and Succession Agreement dated as of January 31, 2007, between the registrant and Rajiv Malik, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*
10.27(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Rajiv Malik, filed as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*
10.28(a)	Transition and Succession Agreement dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(a) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*
10.28(b)	Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(b) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.28(c)	Amendment No. 2 to Transition and Succession Agreement dated as of October 15, 2009, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(c) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*
10.29	Transition and Succession Agreement dated as of April 1, 2010, by and between the registrant and John Sheehan, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.*
10.30	Supplemental Health Insurance Program For Certain Officers of the registrant, effective December 15, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.*
10.31	Form of Indemnification Agreement between the registrant and each Director, filed as Exhibit 10.31 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*
10.32	Agreement Regarding Consulting Services and Shareholders Agreement dated as of December 31, 2007 by and among the registrant, MP Laboratories (Mauritius) Ltd, Prasad Nimmagadda, Globex and G2 Corporate Services Limited, filed as Exhibit 10.26 to Form 10-KT/A for the period ended December 31, 2007, and incorporated herein by reference.
10.33(a)	Share Purchase Agreement dated May 12, 2007 by and among Merck Generics Holding GmbH, Merck Internationale Beteiligung GmbH, Merck KGaA and the registrant, filed with the Report on Form 8-K filed with the SEC on May 17, 2007, and incorporated herein by reference.
10.33(b)	Amendment No. 1 to Share Purchase Agreement by and among the registrant and Merck Generics Holding GmbH, Merck S.A. Merck Internationale Beteiligung GmbH and Merck KGaA, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.
10.34	Amended and Restated Credit Agreement dated as of December 20, 2007 by and among the registrant, Mylan Luxembourg 5 S.à.r.l., certain lenders and JPMorgan Chase Bank, National Association, as Administrative Agent, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 27, 2007, and incorporated herein by reference.
10.35	Purchase Agreement, dated as of May 12, 2010, among the registrant, the guarantors named therein and Goldman, Sachs & Co., as representative of the several purchasers named therein, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.
10.36	Share Purchase Agreement, dated as of July 14, 2010, by and among Mylan Inc., Mylan Luxembourg L3 S.C.S., Bioniche Pharma Holdings Limited, the shareholders party thereto and the optionholders party thereto, filed as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on July 16, 2010, and incorporated herein by reference.
10.37	Purchase Agreement, dated as of July 30, 2010, among the registrant, the guarantors named therein and Goldman, Sachs & Co., filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.
10.38	Mylan 401(k) Restoration Plan, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 11, 2009, and incorporated herein by reference.*
10.39	Mylan Executive Income Deferral Plan, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on December 11, 2009, and incorporated herein by reference.*
21	Subsidiaries of the registrant.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2011.

    Mylan Inc.

by	/s/ ROBERT J. COURY
Robert J. Coury
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2011.

Signature	Title

/s/ ROBERT J. COURY Robert J. Coury	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN D. SHEEHAN John D. Sheehan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DANIEL C. RIZZO, JR. Daniel C. Rizzo, Jr.	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ ROD PIATT Rod Piatt	Vice Chairman and Director

/s/ WENDY CAMERON Wendy Cameron	Director

/s/ NEIL DIMICK Neil Dimick	Director

/s/ DOUGLAS J. LEECH Douglas J. Leech	Director

/s/ JOSEPH C. MAROON, M.D. Joseph C. Maroon, M.D.	Director

/s/ MARK W. PARRISH Mark W. Parrish	Director

/s/ C.B. TODD C.B. Todd	Director

/s/ R.L. VANDERVEEN, PH.D., R.PH. R.L. Vanderveen, Ph.D., R.Ph.	Director

EXHIBIT INDEX

10	.18(c)	Amendment No. 2 to Executive Employment Agreement, dated as of February 22, 2011, between the registrant and Daniel C. Rizzo, Jr.*
10.23		Retirement Benefit Agreement dated as of February 22, 2011, by and between the registrant and John Sheehan.*
21		Subsidiaries of the registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase