Form 10-Q
period 2011-03-31
MYLAN INC.
filed 2011-05-03
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	April 27, 2011

$0.50 par value	439,251,481

MYLAN INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2011

		Page

PART I — FINANCIAL INFORMATION
ITEM 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Statements of Operations — Three Months Ended March 31, 2011 and 2010	3
	Condensed Consolidated Balance Sheets — March 31, 2011 and December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2011 and 2010	5
	Notes to Condensed Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 4.	Controls and Procedures	34

PART II — OTHER INFORMATION
ITEM 1.	Legal Proceedings	35
ITEM 1A.	Risk Factors	35
ITEM 5.	Other Information	54
ITEM 6.	Exhibits	54
SIGNATURES		56
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2010
	(Unaudited; in thousands, except per share amounts)

Revenues:
Net revenues	$1,436,510	$1,278,105
Other revenues	12,448	14,269

Total revenues	1,448,958	1,292,374
Cost of sales	858,012	776,076

Gross profit	590,946	516,298

Operating expenses:
Research and development	75,310	61,296
Selling, general and administrative	279,995	255,761
Litigation settlements, net	23,966	734

Total operating expenses	379,271	317,791

Earnings from operations	211,675	198,507
Interest expense	84,410	74,047
Other income, net	3,251	1,069

Earnings before income taxes and noncontrolling interest	130,516	125,529
Income tax provision	25,971	31,259

Net earnings	104,545	94,270
Net (earnings) loss attributable to the noncontrolling interest	(370)	1,587

Net earnings attributable to Mylan Inc. before preferred dividends	104,175	95,857
Preferred dividends	—	34,759

Net earnings attributable to Mylan Inc. common shareholders	$104,175	$61,098

Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.24	$0.20

Diluted	$0.23	$0.20

Weighted average common shares outstanding:
Basic	437,148	306,996

Diluted	448,473	311,948

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited; in thousands,
	except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$608,087	$662,052
Restricted cash	23,876	23,972
Marketable securities	30,884	29,085
Accounts receivable, net	1,335,590	1,157,081
Inventories	1,326,761	1,240,271
Deferred income tax benefit	236,984	258,731
Prepaid expenses and other current assets	194,571	188,251

Total current assets	3,756,753	3,559,443
Property, plant and equipment, net	1,217,174	1,209,342
Intangible assets, net	2,476,183	2,501,150
Goodwill	3,694,002	3,599,334
Deferred income tax benefit	70,706	58,284
Other assets	663,307	609,251

Total assets	$11,878,125	$11,536,804

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$634,536	$564,706
Short-term borrowings	157,440	162,451
Income taxes payable	25,905	15,106
Current portion of long-term debt and other long-term obligations	614,586	7,319
Deferred income tax liability	3,153	2,457
Other current liabilities	957,660	1,057,573

Total current liabilities	2,393,280	1,809,612
Long-term debt	4,766,868	5,263,376
Other long-term obligations	352,582	370,321
Deferred income tax liability	448,421	478,094

Total liabilities	7,961,151	7,921,403

Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 527,316,439 and 525,817,549 as of March 31, 2011 and December 31, 2010	263,658	262,909
Additional paid-in capital	3,868,295	3,849,682
Retained earnings	987,884	883,710
Accumulated other comprehensive earnings	338,404	171,867

	5,458,241	5,168,168
Noncontrolling interest	13,258	13,522
Less: treasury stock — at cost
Shares: 89,033,316 and 89,707,087 as of March 31, 2011 and December 31, 2010	1,554,525	1,566,289

Total equity	3,916,974	3,615,401

Total liabilities and equity	$11,878,125	$11,536,804

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited; in thousands)

Cash flows from operating activities:
Net earnings	$104,545	$94,270
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	119,551	102,466
Stock-based compensation expense	10,257	7,250
Change in estimated sales allowances	25,482	11
Deferred income tax provision (benefit)	7,114	(78,363)
Other non-cash items	34,582	22,986
Litigation settlements, net	23,966	734
Changes in operating assets and liabilities:
Accounts receivable	(178,642)	3,729
Inventories	(69,727)	(57,432)
Trade accounts payable	28,047	48,805
Income taxes	(1,938)	195,914
Other operating assets and liabilities, net	(148,817)	(99,697)

Net cash (used in) provided by operating activities	(45,580)	240,673

Cash flows from investing activities:
Capital expenditures	(41,339)	(20,158)
Purchase of marketable securities	(2,162)	(1,990)
Other items, net	126	(5,602)

Net cash used in investing activities	(43,375)	(27,750)

Cash flows from financing activities:
Cash dividends paid	—	(34,759)
Change in short-term borrowings, net	(5,561)	(46,232)
Payment of long-term debt	(1,205)	(778)
Proceeds from exercise of stock options	23,143	24,967
Other items, net	1,602	—

Net cash provided by (used in) financing activities	17,979	(56,802)

Effect on cash of changes in exchange rates	17,011	(14,194)

Net (decrease) increase in cash and cash equivalents	(53,965)	141,927
Cash and cash equivalents — beginning of period	662,052	380,516

Cash and cash equivalents — end of period	$608,087	$522,443

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 Condensed Consolidated Balance Sheet was derived from audited financial statements.

The interim results of operations for the three months ended March 31, 2011 and the interim cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes in the first quarter of the year using an estimated effective tax rate for the full year with consideration to certain discrete tax items which occurred within the interim period. The estimated annual effective tax rate for 2011 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2011 U.S. tax liabilities.

2.	Revenue Recognition and Accounts Receivable

Mylan recognizes revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs, are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2011. Such allowances were $776.7 million and $751.8 million at March 31, 2011 and December 31, 2010. Other current liabilities include $177.8 million and $167.0 million at March 31, 2011 and December 31, 2010, for certain sales allowances and other adjustments that are paid to indirect customers.

Upon receiving final approval from the U.S. Food and Drug Administration (“FDA”) in July 2010, Mylan commenced immediate shipment of minocycline hydrochloride extended release (“minocycline ER”) tablets, the generic version of Medicis Pharmaceuticals Corporation’s Solodyn®. Mylan also reached settlement and license agreements with Medicis Pharmaceuticals Corporation (“Medicis”) resolving patent litigation relating to minocycline ER, and the Company ceased additional distribution. Pursuant to the terms of the agreements, Medicis released Mylan from any liability related to the prior sales of the product, and Mylan has the right to market minocycline ER in the U.S. beginning in November 2011, or earlier under certain circumstances.

As a result of significant uncertainties surrounding the pricing and market conditions with respect to this product, Mylan is not able to reasonably estimate the amount of potential price adjustments, including product returns. Therefore, revenues on shipments of this product are currently being deferred until the resolution of such uncertainties. At the present time, such uncertainties are resolved upon customers’ sale of this product. As a result, the Company is recognizing revenue only upon its customers’ sale of this product.

3.	Acquisitions

Bioniche Pharma

On September 7, 2010, the Company completed the acquisition of 100% of the outstanding equity in Bioniche Pharma Holdings Limited (“Bioniche Pharma”), a privately held, global injectable pharmaceutical company. The Company financed the transaction using a combination of cash on hand and long-term borrowings. In accordance

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

with GAAP guidance regarding business combinations, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the estimate of their respective fair values.

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

The purchase price of $543.7 million has been allocated to the assets acquired and liabilities assumed for the former Bioniche Pharma business as of the acquisition date as follows:

(In thousands)

Current assets (excluding inventories)	$41,680
Inventories	28,500
Property, plant and equipment, net	16,211
Identified intangible assets	186,000
In-process research and development (“IPR&D”)	143,000
Goodwill	207,390

Total assets acquired	622,781
Current liabilities	(37,389)
Deferred tax liabilities	(36,910)
Other non-current liabilities	(4,746)

Net assets acquired	$543,736

The amount allocated to acquired IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of the IPR&D was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis, and will be tested for impairment in accordance with GAAP accounting guidance. A discount rate of 11.0% was utilized to discount net cash inflows to present values.

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

Pro Forma financial results

The operating results of Bioniche Pharma have been included in Mylan’s Condensed Consolidated Statement of Operations since September 7, 2010. The following table presents supplemental unaudited pro forma information as if the acquisition of Bioniche Pharma had occurred on January 1, 2009. This summary of the unaudited pro forma

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

results of operations is not necessarily indicative of what Mylan’s results of operations would have been had Bioniche Pharma been acquired on January 1, 2009 and may not be indicative of future performance.

The unaudited pro forma financial information for the period below includes the following charges directly attributable to the accounting for the acquisition: amortization of intangibles of $6.8 million for the three months ended March 31, 2010. In addition, the unaudited pro forma financial information for the period presented includes the effects of certain additional borrowings used to purchase Bioniche Pharma as if they occurred on January 1, 2009.

Three Months Ended
March 31, 2010
(Unaudited; in thousands, except per share amounts)

Total revenues	$1,322,928

Net earnings attributable to Mylan Inc. before preferred dividends	88,351
Preferred dividends	34,759

Net earnings attributable to Mylan Inc. common shareholders	$53,592

Earnings per common share attributable to Mylan Inc. common shareholders
Basic	$0.17

Diluted	$0.17

Weighted average common shares outstanding:
Basic	306,996

Diluted	311,948

4.	Stock-Based Incentive Plan

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The following table summarizes stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price
	Under Option	per Share

Outstanding at December 31, 2010	23,840,049	$15.99
Options granted	3,986,692	22.65
Options exercised	(1,498,890)	15.44
Options forfeited	(137,009)	18.06

Outstanding at March 31, 2011	26,190,842	$17.03

Vested and expected to vest at March 31, 2011	24,907,885	$16.94

Options exercisable at March 31, 2011	16,985,569	$15.86

As of March 31, 2011, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.12 years, 5.98 years and 4.57 years, respectively. Also at March 31, 2011, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $147.9 million, $142.7 million and $115.8 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of March 31, 2011 and the changes during the three months ended March 31, 2011 are presented below:

	Number of	Weighted Average
	Restricted	Grant-Date
	Stock Awards	Fair Value per Share

Nonvested at December 31, 2010	2,339,410	$15.36
Granted	1,091,724	22.66
Released	(898,839)	12.32
Forfeited	(4,484)	13.75

Nonvested at March 31, 2011	2,527,811	$19.59

As of March 31, 2011, the Company had $72.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 2.15 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the three months ended March 31, 2011 and March 31, 2010 was $30.9 million and $19.9 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Balance Sheet Components

Selected balance sheet components consist of the following:

	March 31, 2011	December 31, 2010
	(In thousands)

Inventories:
Raw materials	$348,238	$337,087
Work in process	261,708	230,243
Finished goods	716,815	672,941

	$1,326,761	$1,240,271

Property, plant and equipment:
Land and improvements	$74,208	$73,267
Buildings and improvements	678,982	670,639
Machinery and equipment	1,312,930	1,264,750
Construction in progress	156,307	164,923

	2,222,427	2,173,579
Less accumulated depreciation	1,005,253	964,237

	$1,217,174	$1,209,342

Other current liabilities:
Legal and professional accruals, including litigation reserves	$250,720	$246,064
Payroll and employee benefit plan accruals	173,228	185,953
Accrued sales allowances	177,844	166,997
Accrued interest	44,136	88,430
Fair value of financial instruments	30,757	33,395
Other	280,975	336,734

	$957,660	$1,057,573

6.	Earnings per Common Share attributable to Mylan Inc.

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

On November 15, 2010, pursuant to its terms, the Company’s 6.50% mandatorily convertible preferred stock converted into 125,234,172 shares of Mylan’s common stock, and Mylan is no longer obligated to pay dividends. With respect to the Company’s convertible preferred stock, for the three months ended March 31, 2010, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock was convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock. For the three months ended March 31, 2010, the if-converted method is anti-dilutive; therefore, the preferred stock conversion is excluded from the computation of diluted earnings per share.

On September 15, 2008, concurrent with the sale of $575.0 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Cash Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the conversion reference rate for the Cash Convertible Notes. The sold warrants have an exercise price of $19.98 and are net share settled, meaning that Mylan will issue a number of shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. For the three months ended March 31, 2011, the average market value of the Company’s shares exceeded the exercise price of the warrants, and as a result, the Company has included 5.2 million shares in the calculation of the diluted earnings per share.

On May 3, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $350 million of shares of its outstanding common stock and other equity securities through either open market purchases or privately negotiated transactions. The repurchase program is expected to be completed by the end of the Company’s second quarter ended June 30, 2011 and does not obligate the Company to acquire any particular amount of common stock or other equity securities.

Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share amounts)

Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. before preferred dividends	$104,175	$95,857
Less: Preferred dividends	—	34,759

Net earnings attributable to Mylan Inc. common shareholders	$104,175	$61,098

Shares (denominator):
Weighted average common shares outstanding	437,148	306,996

Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.24	$0.20

Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$104,175	$61,098
Add: Preferred dividends	—	—

Earnings attributable to Mylan Inc. common shareholders and assumed conversions	$104,175	$61,098

Shares (denominator):
Weighted average common shares outstanding	437,148	306,996
Stock-based awards and warrants	11,325	4,952

Total dilutive shares outstanding	448,473	311,948

Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.23	$0.20

Additional stock options or restricted stock awards representing 5.8 million and 4.1 million shares were outstanding at March 31, 2011 and 2010 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

	Generics Segment	Specialty Segment	Total
	(In thousands)

Balance at December 31, 2010
Goodwill	$3,277,827	$706,507	$3,984,334
Accumulated impairment losses	—	(385,000)	(385,000)

	3,277,827	321,507	3,599,334
Foreign currency translation	94,668	—	94,668

	3,372,495	321,507	3,694,002
Balance at March 31, 2011
Goodwill	3,372,495	706,507	4,079,002
Accumulated impairment losses	—	(385,000)	(385,000)

	$3,372,495	$321,507	$3,694,002

Intangible assets consist of the following components:

	Weighted
	Average Life	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value
	(In thousands)

March 31, 2011
Amortized intangible assets:
Patents and technologies	20	$116,631	$78,681	$37,950
Product rights and licenses	10	3,440,442	1,223,943	2,216,499
Other(1)	8	117,893	44,602	73,291

		3,674,966	1,347,226	2,327,740
IPR&D		148,443	—	148,443

		$3,823,409	$1,347,226	$2,476,183

December 31, 2010
Amortized intangible assets:
Patents and technologies	20	$122,926	$83,563	$39,363
Product rights and licenses	10	3,323,902	1,099,103	2,224,799
Other(1)	8	143,716	55,171	88,545

		3,590,544	1,237,837	2,352,707
IPR&D		148,443	—	148,443

		$3,738,987	$1,237,837	$2,501,150

(1)	Other intangibles consist principally of customer lists and contracts.

Amortization expense, which is classified primarily within cost of sales on Mylan’s Condensed Consolidated Statements of Operations, for the three months ended March 31, 2011 and 2010 was $85.0 million and $70.3 million, respectively, and is expected to be approximately $251 million for the remainder of 2011 and $324 million, $318 million, $311 million and $289 million for the years ended December 31, 2012 through 2015, respectively.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

In conjunction with the September 2010 acquisition of Bioniche Pharma, the Company acquired IPR&D assets, which are not currently being amortized. As products in development are approved for sale, amounts will be allocated to product rights and licenses and will be amortized over the estimated useful life. Such IPR&D assets are subject to periodic impairment testing under GAAP guidance.

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

The Company has entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency risk and are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through accumulated other comprehensive earnings (“AOCE”), depending on the nature and effectiveness of the offset.

As of March 31, 2011 and December 31, 2010, the Company had €679.2 million of borrowings under its senior credit agreement (the “Senior Credit Agreement”) that are designated as a hedge of its net investment in certain Euro-functional currency subsidiaries to manage foreign currency risk. The U.S. Dollar equivalent of such amounts was $964.3 million and $909.3 million at March 31, 2011 and December 31, 2010. Borrowings designated as hedges of net investments are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation adjustment component of AOCE on the Condensed Consolidated Balance Sheet until the sale or substantial liquidation of the underlying net investments.

The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed and floating-rate debt. The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on the Company’s variable-rate U.S. Tranche B Term Loans under the terms of its Senior Credit Agreement. These derivative instruments are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset.

During 2011, the Company entered into interest rate swaps which convert $500.0 million of the Company’s fixed-rate 6.0% Senior Notes due 2018 (the “2018 Senior Notes”) to a variable rate. These interest rate swaps, which are designated as fair value hedges, are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. The change in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense.

As of March 31, 2011 and December 31, 2010, the total notional amount of the Company’s floating-rate debt interest rate swaps was $500.0 million and $767.7 million. As of March 31, 2011, the total notional amount of the Company’s fixed-rate debt interest rate swaps was $500.0 million.

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The aggregate fair value of all such contracts that are in a liability position at March 31, 2011 is $28.3 million. The Company is not subject to any obligations to post collateral under derivative instrument contracts.

The Company maintains significant credit exposure arising from the convertible note hedge on its Cash Convertible Notes. Holders may convert their Cash Convertible Notes subject to certain conversion provisions determined by a) the market price of the Company’s common stock, b) specified distributions to common shareholders, c) a fundamental change, as defined in the purchase agreement, or d) certain time periods specified in the purchase agreement. The conversion feature can only be settled in cash and, therefore, it is bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the cash conversion feature, the Company entered into a convertible note hedge with certain counterparties. Both the cash conversion feature and the purchased convertible note hedge are measured at fair value with gains and losses recorded in the Company’s Condensed Consolidated Statements of Operations. Also, in conjunction with the issuance of the Cash Convertible Notes, the Company entered into several warrant transactions with certain counterparties. The warrants meet the definition of derivatives; however, because these instruments have been determined to be indexed to the Company’s own stock, and have been recorded in shareholders’ equity in the Company’s Condensed Consolidated Balance Sheets, the instruments are exempt from the scope of the FASB’s guidance regarding accounting for derivative instruments and hedging activities and are not subject to the fair value provisions set forth therein.

At March 31, 2011, the convertible note hedge had a total fair value of $521.7 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$10,635	Prepaid expenses and other current assets	$8,884

Total		$10,635		$8,884

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Interest rate swaps	Other current liabilities	$28,307	Other current liabilities	$25,666
Foreign currency borrowings	Long-term debt	964,339	Long-term debt	909,255

Total		$992,646		$934,921

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Prepaid expenses and other current assets	$3,483	Prepaid expenses and other current assets	$10,993
Purchased cash convertible note hedge	Other assets	521,700	Other assets	472,400

Total		$525,183		$483,393

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
(In thousands)

Foreign currency forward contracts	Other current liabilities	$2,450	Other current liabilities	$7,729
Cash conversion feature of Cash Convertible Notes	Long-term debt	521,700	Long-term debt	472,400

Total		$524,150		$480,129

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

		Amount of Gain or (Loss)
	Location of Gain or	Recognized in Earnings on Derivatives
	(Loss) Recognized	Three Months Ended
	in Earnings	March 31,
	on Derivatives	2011	2010
(In thousands)

Interest rate swaps	Interest expense	$(6,328)	$—

Total		$(6,328)	$—

		Amount of Gain or (Loss)
	Location of Gain or	Recognized in Earnings on Hedged Items
	(Loss) Recognized	Three Months Ended
	in Earnings on	March 31,
	Hedged Items	2011	2010
(In thousands)

2018 Senior Notes	Interest expense	$6,328	$—

Total		$6,328	$—

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain
	or (Loss)
	Recognized in AOCE (Net of Tax)
	on Derivatives
	(Effective Portion)
	Three Months Ended
	March 31,
	2011	2010
(In thousands)

Foreign currency forward contracts	$1,388	$4,886
Interest rate swaps	2,321	4,012

Total	$3,709	$8,898

		Amount of Gain
		or (Loss)
	Location of Gain or	Reclassified from AOCE into Earnings
	(Loss) Reclassified	(Effective Portion)
	from AOCE	Three Months Ended
	into Earnings	March 31,
	(Effective Portion)	2011	2010
(In thousands)

Foreign currency forward contracts	Net revenues	$745	$—
Interest rate swaps	Interest expense	(1,782)	(16,087)

Total		$(1,037)	$(16,087)

		Amount of Gain or (Loss) Excluded
	Location of Gain or	from the Assessment of Hedge Effectiveness
	(Loss) Excluded from	Three Months Ended
	the Assessment of	March 31,
	Hedge Effectiveness	2011	2010
(In thousands)

Foreign currency forward contracts	Other income, net	$34	$—

Total		$34	$—

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Net Investment Hedging Relationships

	Amount of Gain
	or (Loss) Recognized
	in AOCE (Net of Tax)
	on Derivative
	(Effective Portion)
	Three Months Ended
	March 31,
	2011	2010
(In thousands)

Foreign currency borrowings	$(33,718)	$35,664

Total	$(33,718)	$35,664

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the three months ended March 31, 2011 or 2010.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

		Amount of Gain or (Loss)
		Recognized in Earnings
	Location of Gain or	on Derivatives
	(Loss) Recognized in	Three Months Ended
	Earnings on	March 31,
	Derivatives	2011	2010
(In thousands)

Foreign currency forward contracts	Other income, net	$11,462	$(14,941)
Cash conversion feature of Cash Convertible Notes	Other income, net	(49,300)	(121,100)
Purchased cash convertible note hedge	Other income, net	49,300	121,100

Total		$11,462	$(14,941)

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2011
	Level 1	Level 2	Total
	(In thousands)

Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$5,992	$—	$5,992

Total trading securities	$5,992	$—	$5,992

Available-for-sale fixed income investments:
U.S. Treasuries	$—	$12,256	$12,256
Corporate bonds	—	8,048	8,048
Agency mortgage-backed securities	—	1,836	1,836
Other	—	2,554	2,554

Total available-for-sale fixed income investments	$—	$24,694	$24,694

Available-for-sale equity securities:
Biosciences industry	$198	$—	$198

Total available-for-sale equity securities	$198	$—	$198

Foreign exchange derivative assets	$—	$14,118	$14,118
Purchased cash convertible note hedge	—	521,700	521,700

Total assets at fair value(1)(2)	$6,190	$560,512	$566,702

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$2,450	$2,450
Interest rate swap derivative liabilities	—	28,307	28,307
Cash conversion feature of cash convertible notes	—	521,700	521,700

Total liabilities at fair value(1)(2)	$—	$552,457	$552,457

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Level 1	Level 2	Total
	(In thousands)

Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$3,693	$—	$3,693

Total trading securities	$3,693	$—	$3,693

Available-for-sale fixed income investments:
U.S. Treasuries	$—	$12,387	$12,387
Corporate bonds	—	8,116	8,116
Agency mortgage-backed securities	—	1,934	1,934
Other	—	2,573	2,573

Total available-for-sale fixed income investments	$—	$25,010	$25,010

Available-for-sale equity securities:
Biosciences industry	$382	$—	$382

Total available-for-sale equity securities	$382	$—	$382

Foreign exchange derivative assets	$—	$19,877	$19,877
Purchased cash convertible note hedge	—	472,400	472,400

Total assets at fair value(1)(2)	$4,075	$517,287	$521,362

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$7,729	$7,729
Interest rate swap derivative liabilities	—	25,666	25,666
Cash conversion feature of cash convertible notes	—	472,400	472,400

Total liabilities at fair value(1)(2)	$—	$505,795	$505,795

(1)	The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

(2)	None of the Company’s financial assets and liabilities measured at fair value on a recurring basis are valued using Level 3 inputs as of March 31, 2011 or December 31, 2010.

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Trading securities — valued at the active quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2011 that would reduce the receivable amount owed, if any, to the Company.

•	Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2011 that would reduce the receivable amount owed, if any, to the Company.

•	Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2011 that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

9.	Long Term Debt

A summary of long-term debt is as follows:

	March 31, 2011	December 31, 2010
	(In thousands)

Euro Tranche A Term Loans(A)	$248,760	$234,550
U.S. Tranche B Term Loans(A)	500,000	500,000
Euro Tranche B Term Loans(A)	715,579	674,705
Senior Convertible Notes(B)	572,295	565,476
Cash Convertible Notes(C)	982,696	928,344
2017 Senior Notes	550,000	550,000
2018 Senior Notes(D)	781,721	787,728
2020 Senior Notes(E)	1,015,534	1,015,848
Other	10,359	11,534

	5,376,944	5,268,185
Less: Current portion	610,076	4,809

Total long-term debt	$4,766,868	$5,263,376

(A)	All 2011 mandatory principal payments due under the Senior Credit Agreement were prepaid during 2009.

(B)	At March 31, 2011, the $572.3 million of debt is net of a $27.7 million discount. At December 31, 2010, the $565.5 million of debt is net of a $34.5 million discount. Currently, the effective conversion rate for the Senior Convertible Notes is 42.156 shares of common stock per $1,000 principal amount of notes, representing a stock price of $23.72 per share, reflecting the Company’s suspension of its cash dividend. As these notes are due in March 2012, this amount is now classified as a current portion of long-term debt.

(C)	At March 31, 2011, the $982.7 million consists of $461.0 million of debt ($575.0 million face amount, net of $114.0 million discount) and the bifurcated conversion feature with a fair value of $521.7 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheet at March 31, 2011. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $521.7 million within other assets in the Condensed Consolidated Balance Sheet at March 31, 2011. At December 31, 2010,

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the $928.3 million consisted of $455.9 million of debt ($575.0 million face amount, net of $119.1 million discount) and the bifurcated conversion feature with a fair value of $472.4 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheet. The purchased call options are assets recorded at their fair value of $472.4 million within other assets in the Condensed Consolidated Balance Sheet at December 31, 2010.

As of March 31, 2011, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the March 31, 2011 period, was more than 130% of the applicable conversion reference price of $13.32 at March 31, 2011, the $575.0 million of Cash Convertible Notes were currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

(D)	At March 31, 2011, the $781.7 million of debt is net of a $12.0 million discount. At December 31, 2010, the $787.7 million of debt is net of a $12.3 million discount. In 2011, the Company entered into interest rate swaps which convert $500.0 million of principal debt to a variable rate. The variable rate is 3.27% at March 31, 2011. The $781.7 million of debt is net of a mark to market adjustment of $6.3 million associated with these interest rate swaps.

(E)	At March 31, 2011, the $1.02 billion of debt includes a $15.5 million premium. At December 31, 2010, the $1.02 billion of debt includes a $15.8 million premium.

Details of the interest rates in effect at March 31, 2011 and December 31, 2010 on the outstanding borrowings under the Term Loans are in the table below:

	March 31, 2011
	Outstanding	Basis	Rate
	(In thousands)

Euro Tranche A Term Loans	$248,760	EURIBO + 2.75%	3.75%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2012(1)	$500,000	Fixed	6.60%
Euro Tranche B Term Loans
Floating Rate	$715,579	EURIBO + 3.25%	4.25%

	December 31, 2010
	Outstanding	Basis	Rate
	(In thousands)

Euro Tranche A Term Loans	$234,550	EURIBO + 2.75%	3.66%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2012(1)	$500,000	Fixed	6.60%
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011(1)	$267,740	Fixed	5.38%
Floating Rate	406,965	EURIBO + 3.25%	4.11%

Total Euro Tranche B Term Loans	$674,705

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2011, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.16 billion, and at December 31, 2010, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.06 billion. At March 31, 2011 and December 31, 2010, the fair value of the Cash Convertible Notes was approximately $1.06 billion and $996.2 million.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at March 31, 2011, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

	Euro	U.S.	Euro	Senior	Cash	2017	2018	2020
	Tranche A	Tranche B	Tranche B	Convertible	Convertible	Senior	Senior	Senior
	Term Loans	Term Loans	Term Loans	Notes	Notes	Notes	Notes	Notes	Total
				(In thousands)

2011	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012	124,380	—	7,454	600,000	—	—	—	—	731,834
2013	124,380	—	7,454	—	—	—	—	—	131,834
2014	—	500,000	700,671	—	—	—	—	—	1,200,671
2015	—	—	—	—	575,000	—	—	—	575,000
Thereafter	—	—	—	—	—	550,000	800,000	1,000,000	2,350,000

Total	$248,760	$500,000	$715,579	$600,000	$575,000	$550,000	$800,000	$1,000,000	$4,989,339

10.	Comprehensive Earnings

Comprehensive earnings consist of the following:

	Three Months Ended March 31,
	2011		2010
	(In thousands)

Net earnings		$104,545		$94,270
Other comprehensive earnings (loss), net of tax, as applicable:
Foreign currency translation adjustment		163,805		(69,643)
Change in unrecognized gains and prior service cost related to post-retirement plans, net of tax		6		5,529
Net unrecognized gain on derivatives, net of tax		2,965		8,898
Unrealized (losses) gains on available-for-sale securities
Net unrealized (losses) gains on available-for-sale securities, net of tax	(240)		213
Less: Reclassification for gains (losses) included in net earnings	1	(239)	1	214

Total other comprehensive earnings (loss), net of tax, as applicable:		166,537		(55,002)

Comprehensive earnings		271,082		39,268
Comprehensive (earnings) loss attributable to the noncontrolling interest		(370)		1,587

Comprehensive earnings attributable to Mylan Inc.		$270,712		$40,855

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accumulated other comprehensive earnings, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	March 31, 2011	December 31, 2010
	(In thousands)

Accumulated other comprehensive earnings:
Net unrealized gain on available-for-sale securities, net of tax	$808	$1,047
Net unrecognized losses and prior service costs related to post retirement plans	(4,644)	(4,650)
Net unrecognized losses on derivatives, net of tax	(6,629)	(9,594)
Foreign currency translation adjustment	348,869	185,064

	$338,404	$171,867

11.	Shareholders’ Equity

A summary of the change in shareholders’ equity for the three months ended March 31, 2011 and 2010 is as follows:

	Total Mylan Inc.	Noncontrolling
	Shareholders’ Equity	Interest	Total
	(In thousands)

December 31, 2010	$3,601,879	$13,522	$3,615,401
Net earnings	104,175	370	104,545
Other comprehensive earnings	166,537	—	166,537
Stock option activity	23,143	—	23,143
Stock compensation expense	10,257	—	10,257
Issuance of restricted stock, net of shares withheld	(4,929)	—	(4,929)
Purchase of subsidiary shares from noncontrolling interest	(971)	(881)	(1,852)
Tax benefit of stock option plans	3,626	—	3,626
Other	—	247	247

March 31, 2011	$3,903,717	$13,258	$3,916,975

December 31, 2009	$3,131,146	$14,052	$3,145,198
Net earnings (loss)	95,857	(1,587)	94,270
Other comprehensive loss	(55,002)	—	(55,002)
Dividends paid on preferred stock	(34,759)	—	(34,759)
Stock option activity	24,967	—	24,967
Stock compensation expense	7,250	—	7,250
Purchase of subsidary shares from noncontrolling interest	(4,454)	(623)	(5,077)
Other	1,741	(110)	1,631

March 31, 2010	$3,166,746	$11,732	$3,178,478

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

12.	Segment Information

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

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

	Generics	Specialty	Corporate /
	Segment	Segment	Other (1)	Consolidated
	(In thousands)

Three Months Ended March 31, 2011
Total revenues
Third party	$1,350,472	$98,486	$—	$1,448,958
Intersegment	396	16,835	(17,231)	—

Total	$1,350,868	$115,321	$(17,231)	$1,448,958
Segment profitability	$388,921	$30,792	$(208,038)	$211,675

	Generics	Specialty
	Segment	Segment	Corporate / Other(1)	Consolidated

Three Months Ended March 31, 2010
Total revenues
Third party	$1,207,862	$84,512	$—	$1,292,374
Intersegment	30,419	16,514	(46,933)	—

Total	$1,238,281	$101,026	$(46,933)	$1,292,374
Segment profitability	$325,334	$19,804	$(146,631)	$198,507

(1)	Includes certain corporate general and administrative and research and development expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges, if any; and other expenses not directly attributable to segments.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13.	Contingencies

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

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, lorazepam and clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for lorazepam and clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the district court for further proceedings. In connection with the Company’s appeal of the lorazepam judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $15.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheets) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Others of these cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of these cases that remain pending may go to trial in 2011. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan reached settlements of the Alabama, Alaska, Hawaii, Kansas, Massachusetts, Mississippi, South Carolina, and Utah state actions. The Company has also reached agreements in principle to settle the Kentucky, Florida, Iowa and New York state actions, which settlements are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company had accrued $157 million at December 31 2010. Following settlements of certain of these matters and settlement payments of approximately $24.0 million during the three months ended March 31, 2011, the Company has a remaining accrual of approximately $133.0 million at March 31, 2011. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements and/or adverse judgments can be reached on acceptable terms or that adverse judgments, if any, in the remaining litigation will not exceed the amounts currently provided for.

Dey is currently a defendant in a lawsuit brought by the state AG of Louisiana and is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Dey was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. These cases all have generally alleged that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for these claims and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s condensed consolidated statements of operations. At March 31, 2011, the Company has accrued $127.0 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Dey’s known claims with respect to this pricing litigation have been settled.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. The deadline for filing dispositive motions is September 9, 2011, and fact discovery closed on February 11, 2011. Mylan intends to defend each of these actions vigorously.

In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan Inc. requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan requesting documents in connection with its lawsuit against Cephalon. Mylan Inc. has responded to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. As of April 8, 2011, there are approximately 995 cases pending against Mylan, UDL and Actavis pertaining to the recall. Most of these cases have been transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remainder of these cases will likely be litigated in the state courts in which they were filed. Actavis has reached settlements in principle with the plaintiffs in a majority of the claims and lawsuits. Mylan and UDL will not contribute monetarily to the settlements, but will be dismissed with prejudice from any settled cases. Any lawsuits in which the plaintiffs choose to opt out of this settlement will continue to be litigated. As of March 31, 2011, approximately 19 plaintiffs had opted out of the settlement. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows.

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

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry and has responded to other requests for additional information. The Company is cooperating with the Commission in connection with the investigation, and no statement of objections has been filed against the Company in connection with the investigation.

On March 19, 2010, Mylan Inc. and Generics [U.K.] Ltd. received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to citalopram in the European Economic Area. Mylan Inc. and Generics [U.K.] Ltd. have received requests for information from the EU Commission in connection with any agreements between Lundbeck and Generics [U.K.] Ltd. concerning citalopram. Generics [U.K.] Ltd. has responded and continues to respond to additional requests for information. Both companies are cooperating with the EU Commission. No statement of objections has been filed in connection with this investigation.

Product Liability

The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including its fentanyl transdermal system, phenytoin and Amnesteem. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. During 2010, the Company accrued $41.0 million in connection with certain settlements. Following these settlements, the Company has paid approximately $15.0 million during the three months ended March 31, 2011.

There are no assurances that settlements can be reached on acceptable terms or that settlements and/or adverse judgments, if any, in the remaining litigation will not exceed the amounts currently provided for.

Other Litigation

Beaufour Ipsen Pharma (“Ipsen”) sued Merck Generiques (n/k/a Mylan) for unfair competition on October 11, 2007, following Mylan’s receipt of market authorization for vitalogink earlier in 2007 (prior to Mylan’s acquisition of the former Merck Generics business). The Commercial Court of Paris dismissed Ipsen’s claim in a January 2008 decision. Ipsen filed an appeal of this decision to the Paris Appeal Court in March 2008. On April 28, 2011, the Paris Appeal Court reversed the decision of the Commercial Court of Paris and found that Mylan is liable for unfair competition and further ordered damages against Mylan in the amount of €17 million. Mylan recorded a €17 million accrual (approximately $24 million) related to this matter in its results for the three months ended March 31, 2011. The Company believes the court erred in its decision, intends to appeal the ruling, believes that it has meritorious defenses to this claim and intends to vigorously defend itself with respect to this matter.

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

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company,” “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three months ended March 31, 2011 and the interim cash flows for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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

Executive Overview

Mylan ranks among the leading generic and specialty pharmaceutical companies in the world, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans more than 150 countries and territories. With a workforce of more than 17,000 employees and external contractors, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to customer service. Through our Matrix Laboratories Limited (“Matrix”) subsidiary, Mylan operates one of the world’s largest active pharmaceutical ingredient (“API”) manufacturers with respect to the number of drug master files filed with regulatory agencies. This capability makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain.

Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Specialty engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. We also report in Corporate/Other certain research and development expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase-accounting items, impairment charges, if any, and other items not directly attributable to the segments.

Financial Summary

For the three months ended March 31, 2011, Mylan reported total revenues of $1.45 billion compared to $1.29 billion for the three months ended March 31, 2010. This represents an increase in revenues of $156.6 million, or 12.1%. Consolidated gross profit for the current quarter was $590.9 million, compared to $516.3 million in the comparable prior year period, an increase of $74.6 million, or 14.4%. For the current quarter, earnings from operations were $211.7 million, compared to $198.5 million for the three months ended March 31, 2010.

The net earnings attributable to Mylan Inc. common shareholders for the three months ended March 31, 2011 were $104.2 million, and earnings per diluted share were $0.23. In the prior year period ended March 31, 2010, the net earnings attributable to Mylan Inc. common shareholders were $61.1 million, or earnings per diluted share of

$0.20. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”

Included in the results for the three months ended March 31, 2011 and 2010 are the following items of note:

Three months ended March 31, 2011:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $86.7 million;

•	Interest of $11.9 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes;

•	Net charges related to the settlement of litigation of $24.0 million;

•	Additional costs, primarily restructuring, totaling $17.1 million; and

•	A tax effect of $47.0 million related to the above items.

Three months ended March 31, 2010:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $71.6 million;

•	Interest of $11.0 million, primarily related to the amortization of the discounts on our convertible debt instruments;

•	Net charges related to the settlement of litigation of $0.7 million;

•	Additional costs, primarily restructuring, totaling $12.1 million; and

•	A tax effect of $33.1 million related to the above items and other taxes.

Results of Operations

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.45 billion compared to $1.29 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.44 billion compared to $1.28 billion for the same prior year period, representing an increase of $158.4 million, or 12.4%. Other third party revenues for the current quarter were $12.4 million compared to $14.3 million in the same prior year period, a decrease of $1.9 million.

Mylan’s revenues are impacted by the effect of foreign currency translation, primarily reflecting changes in the value of the U.S. dollar in comparison to the functional currencies of Mylan’s Euro-denominated subsidiaries, as well as the currencies of Mylan’s subsidiaries in Australia, Japan and India. Translating third party net revenues for the current quarter at prior year comparative period foreign currency exchange rates would have resulted in year-over-year growth of approximately 11%.

Gross profit for the three months ended March 31, 2011 was $590.9 million and gross margins were 40.8%. For the three months ended March 31, 2010, gross profit was $516.3 million, and gross margins were 40.0%. Gross profit for the current quarter is impacted by certain purchase accounting related items recorded during the three months ended March 31, 2011, of approximately $86.7 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 47%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $71.6 million. Excluding such items, gross margins in the prior year would have been approximately 46%.

The increase in gross margins, excluding the items noted above, can be attributed to both Generics and Specialty. The improvement in the Generics Segment was a result of new product introductions and a favorable product mix in the U.S. and Canada (collectively, “North America”). Additionally the gross margins in the Specialty Segment improved as a result of favorable pricing, mainly on the EpiPen® Auto-injector.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 22% of total revenues in the three months ended March 31, 2011.

Generics Segment

For the current quarter, Generics third party net revenues were $1.34 billion compared to $1.20 billion in the comparable prior year period, an increase of $144.1 million, or 12.1%. Translating Generics third party net revenues for the current quarter at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $128 million, or 11%. Generics sales are derived primarily in or from North America; Europe, Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan, and New Zealand (collectively, “Asia Pacific”).

Third party net revenues from North America were $674.3 million for the current quarter, compared to $552.4 million for the comparable prior year period, representing an increase of $121.8 million, or 22.1%. The increase in current year net revenues was driven by increased volume, new product launches and incremental revenue from the Bioniche Pharma Holdings Limited (“Bioniche Pharma”) acquisition in September 2010, partially offset by lower pricing on certain existing products.

Products generally contribute most significantly to revenues and gross margin at the time of their launch, even more so in periods of market exclusivity or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results. New products launched in North America since the first quarter of 2010 contributed sales of $81.1 million.

The increase in volume can be attributed in part to Mylan’s ability to continue to be a stable and reliable source of supply to the market as certain competitors experienced regulatory or supply issues. The unfavorable pricing in the current quarter was generally the result of increased competition on existing products. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. The effect of foreign currency translation was insignificant within North America.

Third party net revenues from EMEA were $389.1 million for the three-month period ended March 31, 2011, compared to $406.9 million for the comparable prior year period, a decrease of $17.8 million, or 4.4%. Translating current quarter third party net revenues from EMEA at comparable prior year period exchange rates would have reduced the year-over-year decrease in third party net revenues excluding the effect of foreign currency to approximately $15 million, or 4%. This decrease was mainly the result of unfavorable market conditions and lower pricing in a number of the European markets in which Mylan operates, primarily Germany, the U.K. and Portugal, partially offset by strong performances in Italy and Spain.

Local currency revenues from our business in France were essentially flat as compared to the prior year with new product launches offsetting the impact of unfavorable pricing due to an increasingly competitive market. In Italy, excluding the effect of foreign currency, third party sales increased by more than 30% as a result of successful product launches and increased market penetration, which has favorably affected sales volume.

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

A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.

In Asia Pacific, third party net revenues were $276.1 million for the three-month period ended March 31, 2011, compared to $236.1 million for the comparable prior year period, an increase of $40.0 million, or 16.9%. Excluding the favorable effect of foreign currency translation, calculated as described above, the increase was approximately $24 million, or 10%. This increase is primarily driven by higher third party sales by Matrix.

The increase in third party net revenues of Matrix is due to double-digit growth, excluding the effect of foreign currency, in sales of both anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS, and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $52.9 million for the three months ended March 31, 2011, compared to $30.1 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, third party net revenues were favorably impacted through new product launches and overall market growth. In Australia, sales were negatively impacted by lower pricing and an unfavorable product mix. As in EMEA, both Japan and Australia have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment

For the current quarter, Specialty reported third party net revenues of $97.0 million, an increase of $14.3 million, or 17.3%, from the comparable prior year period of $82.7 million. The most significant contributor to Specialty revenues continues to be the EpiPen Auto-Injector, which is used in the treatment of severe allergic reactions. The EpiPen Auto-Injector is the number one epinephrine auto-injector for the treatment of severe allergic reactions with approximately 90% market share in the U.S. and worldwide. Specialty realized increased sales of the EpiPen Auto-Injector, mainly as a result of favorable pricing.

Operating Expenses

Research and development expense (“R&D”) for the three months ended March 31, 2011 was $75.3 million, compared to $61.3 million in the same prior year period, an increase of $14.0 million. R&D increased due primarily to costs associated with higher volumes of internal and external product development, expense related to Bioniche Pharma, which was acquired in September 2010, and an unfavorable impact from foreign currency.

Selling, general and administrative expense (“SG&A”) for the current quarter was $280.0 million, compared to $255.8 million for the same prior year period, an increase of $24.2 million. SG&A increased as a result of increased payroll and payroll related costs, increased legal costs primarily due to the timing of certain litigation matters, higher information technology costs and an unfavorable impact from foreign currency.

Litigation Settlements, net

During the three months ended March 31, 2011, the Company recorded $24.0 million in net charges for litigation settlements, principally related to an adverse ruling for an anti-competition claim in France, which the Company intends to appeal.

Interest Expense

Interest expense for the three months ended March 31, 2011, totaled $84.4 million, compared to $74.0 million for the three months ended March 31, 2010. The increase is primarily due to interest associated with the 2017 and 2020 Senior Notes debt offerings in May 2010 and July 2010, partially offset by lower overall debt balances on the Company’s Senior Credit Facility. Included in interest expense for the current quarter and the comparable prior year period are $11.9 million and $11.0 million, primarily related to the amortization of the discounts on our convertible debt instruments, net of amortization of the premium on our 2020 Senior Notes.

Other Income, net

Other income, net, was $3.3 million in the current quarter compared to income of $1.1 million in the comparable prior year period. Other income, net includes interest and dividend income and foreign exchange transaction gains and losses.

Liquidity and Capital Resources

Cash used by operations were $45.6 million for the three months ended March 31, 2011, primarily driven by an increase in accounts receivable due to the increase in sales during the quarter, combined with the timing of cash receipts, and an increase in inventory levels to support anticipated demand for the remainder of 2011. In addition, operating cash flow was negatively impacted in the current quarter by payments made for previously accrued litigation, as well as by the timing of interest payments.

We believe that our current cash balance combined with cash provided by operating activities throughout the remainder of calendar year 2011 and beyond will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Cash used in investing activities was $43.4 million for the three months ended March 31, 2011, consisting primarily of capital expenditures. While there can be no assurance that current expectations will be realized, capital expenditures are expected to be between $250 million and $300 million for the 2011 calendar year.

Cash provided by financing activities was $18.0 million for the three months ended March 31, 2011, consisting primarily of cash proceeds from the exercise of stock options.

As of March 31, 2011, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the March 31, 2011 period was more than 130% of the applicable conversion reference price of $13.32 at March 31, 2011, the $575.0 million of Cash Convertible Notes were currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge. Should holders elect to convert, we intend to draw on our revolving credit facility to fund any principal payments. The facility is a secured revolving credit agreement expiring in October 2013, with available capacity of approximately $694 million at March 31, 2011.

On May 3, 2011, the Company announced that its Board of Directors authorized the repurchase of up to $350 million of shares of its outstanding common stock and other equity securities through either open market purchases or privately negotiated transactions. The repurchase program is expected to be completed by June 30, 2011 and does not obligate the Company to acquire any particular amount of common stock or other equity securities.

We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow. We have more than $200 million accrued for such legal contingencies. Additionally, for certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan. The inability or denial of Merck KGaA to pay on an indemnified claim could have a material adverse effect on our financial position, results of operations or cash flows.

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

At March 31, 2011 and December 31, 2010, we had $87.9 million and $85.4 million outstanding under existing letters of credit. Additionally, as of March 31, 2011, we had $43.9 million available under the $100.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at March 31, 2011, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

	Euro	U.S.	Euro	Senior	Cash	2017	2018	2020
	Tranche A	Tranche B	Tranche B	Convertible	Convertible	Senior	Senior	Senior
	Term Loans	Term Loans	Term Loans	Notes	Notes	Notes	Notes	Notes	Total
	(In thousands)

2011	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012	124,380	—	7,454	600,000	—	—	—	—	731,834
2013	124,380	—	7,454	—	—	—	—	—	131,834
2014	—	500,000	700,671	—	—	—	—	—	1,200,671
2015	—	—	—	—	575,000	—	—	—	575,000
Thereafter	—	—	—	—	—	550,000	800,000	1,000,000	2,350,000

Total	$248,760	$500,000	$715,579	$600,000	$575,000	$550,000	$800,000	$1,000,000	$4,989,339

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in lines of business. The Senior Credit Agreement also contains financial covenants requiring maintenance of a minimum interest coverage ratio and a senior leverage ratio, both of which are defined within the agreement. We have been compliant with the financial covenants during 2011, and expect to remain in compliance for the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the three months ended March 31, 2011, the Company implemented a new payroll processing system in its North America Region and its corporate offices. Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 13, “Contingencies,” in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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

MATRIX, A SIGNIFICANT PART OF OUR BUSINESS, IS LOCATED IN INDIA AND IT IS SUBJECT TO REGULATORY, ECONOMIC, SOCIAL AND POLITICAL UNCERTAINTIES IN INDIA. THESE UNCERTAINTIES CREATE RISKS WHICH COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including new anti-bribery legislation in the U.K. that is scheduled to take effect on July 1, 2011, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We operate in jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example the FDA in the U.S. and the EMA in the EU). The process of obtaining regulatory approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly and largely unpredictable. Outside the U.S., the approval process may be more or less rigorous, and the time required for approval may be longer or shorter than that required in the U.S. Bioequivalence studies conducted in one country may not be accepted in other countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner, may be unable to obtain requisite approvals on a timely basis for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug it may be limited with respect to the indicated uses and delivery methods for which the drug may be marketed, which could in turn restrict our potential market for the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. The timing and cost of obtaining regulatory approvals could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, provides for a period of 180 days of generic marketing exclusivity for each abbreviated new drug application (“ANDA”) applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with Paragraph IV certifications, the FDA cannot grant final approval to other ANDA sponsors holding applications for the same generic equivalent. If an ANDA containing a Paragraph IV certification is successful and the applicant is awarded exclusivity, the applicant generally enjoys higher market share, net revenues and gross margin for that product. However, our ability to obtain 180 days of generic marketing exclusivity may be dependent upon our ability to obtain FDA approval or tentative approval within 30 months of the FDA’s acceptance of our ANDA. If we are unable to obtain approval or tentative approval within that time period, we may risk forfeiture of such marketing exclusivity. Even if we obtain FDA approval for our generic drug products, if we are not the first ANDA applicant to challenge a listed patent for such a product, we may lose significant advantages to a competitor that filed its ANDA containing such a challenge. The same would be true in situations where we are required to share our exclusivity period with other ANDA sponsors with Paragraph IV certifications. Such situations could have a material adverse effect on our ability to market that product profitably and on our business, financial position and results of operations, and the market value of our common stock could decline.

In Europe, there is no exclusivity period for the first generic. The EMA or national regulatory agencies may grant marketing authorizations to any number of generics. However, if there are other patents which the brand alleges are relevant, for example, new formulations, the owner of the original brand pharmaceutical may be able to obtain a preliminary injunction in certain European jurisdictions delaying launch of the generic product, depending on local court practices and/or the relevance of the asserted patents.

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

OUR COMPETITORS, INCLUDING BRANDED PHARMACEUTICAL COMPANIES, OR OTHER THIRD PARTIES, MAY ALLEGE THAT WE ARE INFRINGING THEIR INTELLECTUAL PROPERTY, FORCING US TO EXPEND SUBSTANTIAL RESOURCES IN RESULTING LITIGATION, THE OUTCOME OF WHICH IS UNCERTAIN. ANY UNFAVORABLE OUTCOME OF SUCH LITIGATION, INCLUDING IN AN “AT-RISK LAUNCH” SITUATION, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the three months ended March 31, 2011, our top ten products represented approximately 22% of our consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

WE HAVE A LIMITED NUMBER OF MANUFACTURING FACILITIES AND CERTAIN THIRD PARTY SUPPLIERS PRODUCING A SUBSTANTIAL PORTION OF OUR PRODUCTS. PRODUCTION AT ANY ONE OF THESE FACILITIES COULD BE INTERRUPTED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

A substantial portion of our capacity as well as our current production is attributable to a limited number of manufacturing facilities and certain third party suppliers. A significant disruption at any one of the facilities within our internal or third party supply chain, even on a short-term basis, whether due to a labor strike, act of God, civil or political unrest, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In a speech on April 13, 2011, President Obama stated his intention to propose corporate tax reform during the coming year. The President’s stated objectives for corporate tax reform included lowering the corporate tax rate and broadening the corporate tax base. At this time, the President has not offered details as to what specific changes to the tax code he will propose. It is possible that the President might reiterate some of the proposals he made in his budget last year. Those proposals would, among other things, limit the use of foreign tax credits to reduce residual U.S. income tax on non-U.S. source income and defer the deduction of interest attributable to non-U.S. source income of foreign subsidiaries. We cannot determine whether these proposals will be reintroduced, modified or enacted, whether other proposals unknown at this time will be made or the extent to which the corporate tax rate might be reduced and ameliorate the adverse impact of base broadening proposals. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

May 3, 2011

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

May 3, 2011

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

May 3, 2011

EXHIBIT INDEX

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