Form 10-Q
period 2011-06-30
MYLAN INC.
filed 2011-07-27
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 20, 2011
$0.50 par value	426,262,763

MYLAN INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended

June 30, 2011

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Period Ended June 30,
	Three Months		Six Months
	2011	2010	2011	2010
	(Unaudited; in thousands, except per share amounts)
Revenues:
Net revenues	$1,570,364	$1,356,543	$3,006,873	$2,634,648
Other revenues	3,513	11,993	15,961	26,261

Total revenues	1,573,877	1,368,536	3,022,834	2,660,909
Cost of sales	904,448	826,686	1,762,460	1,602,762

Gross profit	669,429	541,850	1,260,374	1,058,147

Operating expenses:
Research and development	72,494	66,787	147,804	128,084
Selling, general and administrative	314,220	268,373	594,215	524,134
Litigation settlements, net	2,244	12,104	26,210	12,838

Total operating expenses	388,958	347,264	768,229	665,056

Earnings from operations	280,471	194,586	492,145	393,091
Interest expense	84,654	78,402	169,064	152,449
Other income (expense), net	7,218	(15,239)	10,470	(14,167)

Earnings before income taxes and noncontrolling interest	203,035	100,945	333,551	226,475
Income tax provision	56,049	14,012	82,020	45,272

Net earnings	146,986	86,933	251,531	181,203
Net (earnings) loss attributable to the noncontrolling interest	(540)	(705)	(910)	881

Net earnings attributable to Mylan Inc. before preferred dividends	146,446	86,228	250,621	182,084
Preferred dividends	—	34,759	—	69,518

Net earnings attributable to Mylan Inc. common shareholders	$146,446	$51,469	$250,621	$112,566

Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.34	$0.17	$0.58	$0.37

Diluted	$0.33	$0.16	$0.56	$0.36

Weighted average common shares outstanding:
Basic	433,236	308,968	435,192	307,982

Diluted	445,391	314,407	446,932	313,177

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited; in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$434,939	$662,052
Restricted cash	24,151	23,972
Marketable securities	31,199	29,085
Accounts receivable, net	1,441,378	1,157,081
Inventories	1,408,960	1,240,271
Deferred income tax benefit	257,974	258,731
Prepaid expenses and other current assets	161,012	188,251

Total current assets	3,759,613	3,559,443
Property, plant and equipment, net	1,261,249	1,209,342
Intangible assets, net	2,444,268	2,501,150
Goodwill	3,758,911	3,599,334
Deferred income tax benefit	79,234	58,284
Other assets	702,500	609,251

Total assets	$12,005,775	$11,536,804

LIABILITIES AND EQUITY

Liabilities
Current liabilities:
Trade accounts payable	$670,259	$564,706
Short-term borrowings	168,069	162,451
Income taxes payable	68,160	15,106
Current portion of long-term debt and other long-term obligations	656,233	7,319
Deferred income tax liability	2,047	2,457
Other current liabilities	956,284	1,057,573

Total current liabilities	2,521,052	1,809,612
Long-term debt	4,829,101	5,263,376
Other long-term obligations	353,872	370,321
Deferred income tax liability	420,765	478,094

Total liabilities	8,124,790	7,921,403

Equity
Mylan Inc. shareholders’ equity
Common stock – par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 529,901,823 and 525,817,549 as of June 30, 2011 and December 31, 2010	264,951	262,909
Additional paid-in capital	3,918,680	3,849,682
Retained earnings	1,134,330	883,710
Accumulated other comprehensive earnings	454,251	171,867

	5,772,212	5,168,168
Noncontrolling interest	12,216	13,522
Less: treasury stock – at cost Shares: 103,746,380 and 89,707,087 as of June 30, 2011 and December 31, 2010	1,903,443	1,566,289

Total equity	3,880,985	3,615,401

Total liabilities and equity	$12,005,775	$11,536,804

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2010
	(Unaudited; in thousands)
Cash flows from operating activities:
Net earnings	$251,531	$181,203
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	244,877	204,933
Stock-based compensation expense	21,198	15,617
Change in estimated sales allowances	38,861	26,062
Deferred income tax benefit	(54,005)	(56,522)
Other non-cash items	33,593	92,660
Litigation settlements, net	26,210	12,838
Changes in operating assets and liabilities:
Accounts receivable	(300,200)	(106,844)
Inventories	(139,998)	(44,027)
Trade accounts payable	55,559	54,869
Income taxes	81,301	120,796
Other operating assets and liabilities, net	(115,581)	(142,450)

Net cash provided by operating activities	143,346	359,135

Cash flows from investing activities:
Capital expenditures	(111,413)	(53,300)
Purchase of marketable securities	(2,890)	(1,676)
Proceeds from sale of marketable securities	571	6,303
Other items, net	2,132	(5,719)

Net cash used in investing activities	(111,600)	(54,392)

Cash flows from financing activities:
Cash dividends paid	—	(69,518)
Payment of financing fees	(213)	(20,394)
Purchase of common stock	(349,998)	—
Change in short-term borrowings, net	4,924	(22,374)
Proceeds from issuance of long-term debt	—	1,250,000
Payment of long-term debt	(2,466)	(1,001,507)
Proceeds from exercise of stock options	61,166	36,007
Other items, net	4,233	—

Net cash (used in) provided by financing activities	(282,354)	172,214

Effect on cash of changes in exchange rates	23,495	(48,052)

Net (decrease) increase in cash and cash equivalents	(227,113)	428,905
Cash and cash equivalents — beginning of period	662,052	380,516

Cash and cash equivalents — end of period	$434,939	$809,421

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

The interim results of operations for the three and six months ended June 30, 2011 and the interim cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim periods. The estimated annual effective tax rate for 2011 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2011 U.S. tax liabilities.

2.	Revenue Recognition and Accounts Receivable

Mylan recognizes revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs, are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the six months ended June 30, 2011. Such allowances were $808.7 million and $751.8 million at June 30, 2011 and December 31, 2010. Other current liabilities include $164.8 million and $167.0 million at June 30, 2011 and December 31, 2010, for certain sales allowances and other adjustments that are paid to indirect customers.

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

As a result of significant uncertainties surrounding the pricing and market conditions with respect to this product, Mylan was not able to reasonably estimate the amount of potential price adjustments, including product returns. Therefore, revenues on shipments of this product were deferred until the resolution of such uncertainties. At the present time, such uncertainties are resolved upon customers’ sale of this product. As a result, the Company is recognizing revenue only upon its customers’ sale of this product.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

3.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance for the presentation of comprehensive income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. The amended guidance is effective for fiscal years beginning after December 15, 2011, and it must be applied retrospectively. The adoption of the amended guidance in future periods will not materially impact the Company’s results of operations, financial position or cash flows.

4.	Acquisitions

Bioniche Pharma

On September 7, 2010, the Company completed the acquisition of 100% of the outstanding equity in Bioniche Pharma Holdings Limited (“Bioniche Pharma”), a privately held, global injectable pharmaceutical company. The Company financed the transaction using a combination of cash on hand and long-term borrowings. In accordance with GAAP guidance regarding business combinations, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the estimate of their respective fair values.

Bioniche Pharma manufactures and sells a diverse portfolio of injectable products across several therapeutic areas for the hospital setting, including analgesics/anesthetics, orthopedics, oncology, and urology, with most of the company’s sales made to customers in the U.S.

The purchase price of $543.7 million has been allocated to the assets acquired and liabilities assumed for the Bioniche Pharma business as of the acquisition date as follows:

(In thousands)
Current assets (excluding inventories)	$41,680
Inventories	28,500
Property, plant and equipment, net	16,211
Identified intangible assets	186,000
In-process research and development (“IPR&D”)	143,000
Goodwill	207,390

Total assets acquired	622,781
Current liabilities	(37,389)
Deferred tax liabilities	(36,910)
Other non-current liabilities	(4,746)

Net assets acquired	$543,736

The amount allocated to acquired IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of the IPR&D was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis, and will be tested for impairment in accordance with GAAP guidance. A discount rate of 11.0% was utilized to discount net cash inflows to present values.

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

The unaudited pro forma financial information for the period below includes the following charges directly attributable to the accounting for the acquisition: amortization of intangibles of $6.8 million and $13.5 million for the three and six months ended June 30, 2010. In addition, the unaudited pro forma financial information for the period presented includes the effects of certain additional borrowings used to purchase Bioniche Pharma as if they occurred on January 1, 2009.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
	(Unaudited; in thousands, except per share amounts)
Total revenues	$1,417,644	$2,740,572

Net earnings attributable to Mylan Inc. before preferred dividends	83,354	171,705

Preferred dividends	34,759	69,518

Net earnings attributable to Mylan Inc. common shareholders	$48,595	$102,187

Earnings per common share attributable to Mylan Inc. common shareholders
Basic	$0.16	$0.33

Diluted	$0.15	$0.33

Weighted average common shares outstanding:
Basic	308,968	307,982

Diluted	314,407	313,177

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

5.	Stock-Based Incentive Plan

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

The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2010	23,840,049	$15.99
Options granted	4,292,178	22.73
Options exercised	(4,100,541)	15.01
Options forfeited	(301,880)	17.59

Outstanding at June 30, 2011	23,729,806	$17.36

Vested and expected to vest at June 30, 2011	22,459,361	$17.28

Options exercisable at June 30, 2011	14,640,269	$16.11

As of June 30, 2011, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.31 years, 6.18 years and 4.77 years, respectively. Also at June 30, 2011, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $173.5 million, $166.1 million and $125.4 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of June 30, 2011 and the changes during the six months ended June 30, 2011 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2010	2,339,410	$15.36
Granted	1,134,908	22.71
Released	(967,950)	12.79
Forfeited	(46,910)	15.77

Nonvested at June 30, 2011	2,459,458	$19.75

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

As of June 30, 2011, the Company had $66.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.95 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the six months ended June 30, 2011 and June 30, 2010 was $56.2 million and $27.2 million.

6.	Balance Sheet Components

Selected balance sheet components consist of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Inventories:
Raw materials	$373,851	$337,087
Work in process	255,184	230,243
Finished goods	779,925	672,941

	$1,408,960	$1,240,271

Property, plant and equipment:
Land and improvements	$74,592	$73,267
Buildings and improvements	686,475	670,639
Machinery and equipment	1,360,170	1,264,750
Construction in progress	188,270	164,923

	2,309,507	2,173,579
Less accumulated depreciation	1,048,258	964,237

	$1,261,249	$1,209,342

Other current liabilities:
Legal and professional accruals, including litigation reserves	$206,622	$246,064
Payroll and employee benefit plan accruals	173,220	185,953
Accrued sales allowances	164,818	166,997
Accrued interest	70,908	88,430
Fair value of financial instruments	22,813	33,395
Other	317,903	336,734

	$956,284	$1,057,573

7.	Earnings per Common Share attributable to Mylan Inc.

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

On November 15, 2010, pursuant to its terms, the Company’s 6.50% mandatorily convertible preferred stock converted into 125,234,172 shares of Mylan’s common stock, and Mylan is no longer obligated to pay dividends. With respect to the Company’s convertible preferred stock, for the three and six months ended

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

June 30, 2010, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock was convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock. For the three and six months ended June 30, 2010, the if-converted method was anti-dilutive; therefore, the preferred stock conversion was excluded from the computation of diluted earnings per share.

On September 15, 2008, concurrent with the sale of $575.0 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Cash Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the conversion reference rate for the Cash Convertible Notes. The sold warrants have an exercise price of $19.98 and are net share settled, meaning that Mylan will issue a number of shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. For the three and six months ended June 30, 2011, the average market value of the Company’s shares exceeded the exercise price of the warrants, and as a result, the Company has included 6.5 million and 5.9 million shares, respectively, in the calculation of the diluted earnings per share. The average market value of the Company’s shares did not exceed the exercise price of the warrants during the three and six months ended June 30, 2010.

On May 3, 2011, the Company announced that its Board of Directors had approved the repurchase of up to $350 million of the Company’s common stock and other equity securities, either in the open market or through privately-negotiated transactions. As of June 30, 2011, the repurchase program was completed with approximately 14.8 million shares of common stock being repurchased for approximately $350 million.

Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. before preferred dividends	$146,446	$86,228	$250,621	$182,084
Less: Preferred dividends	—	34,759	—	69,518

Net earnings attributable to Mylan Inc. common shareholders	$146,446	$51,469	$250,621	$112,566

Shares (denominator):
Weighted average common shares outstanding	433,236	308,968	435,192	307,982

Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.34	$0.17	$0.58	$0.37

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$146,446	$51,469	$250,621	$112,566
Add: Preferred dividends	—	—	—	—

Earnings attributable to Mylan Inc. common shareholders and assumed conversions	$146,446	$51,469	$250,621	$112,566

Shares (denominator):
Weighted average common shares outstanding	433,236	308,968	435,192	307,982
Stock-based awards and warrants	12,155	5,439	11,740	5,195

Total dilutive shares outstanding	445,391	314,407	446,932	313,177

Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.33	$0.16	$0.56	$0.36

Additional stock options or restricted stock awards were outstanding during the periods ended June 30, 2011 and June 30, 2010 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 4.9 million and 4.0 million shares for the three and six months ended June 30, 2011, and they represented 3.5 million and 3.1 million shares for the three and six months ended June 30, 2010.

8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

	Generics Segment	Specialty Segment	Total
	(In thousands)
Balance at December 31, 2010
Goodwill	$3,277,827	$706,507	$3,984,334
Accumulated impairment losses	—	(385,000)	(385,000)

	3,277,827	321,507	3,599,334
Foreign currency translation	159,577	—	159,577

	3,437,404	321,507	3,758,911
Balance at June 30, 2011
Goodwill	3,437,404	706,507	4,143,911
Accumulated impairment losses	—	(385,000)	(385,000)

	$3,437,404	$321,507	$3,758,911

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Intangible assets consist of the following components:

	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value

		(In thousands)
June 30, 2011
Amortized intangible assets:
Patents and technologies	20	$116,631	$80,079	$36,552
Product rights and licenses	10	3,508,221	1,318,100	2,190,121
Other(1)	8	120,193	46,748	73,445

		3,745,045	1,444,927	2,300,118

IPR&D		144,150	—	144,150

		$3,889,195	$1,444,927	$2,444,268

December 31, 2010
Amortized intangible assets:
Patents and technologies	20	$122,926	$83,563	$39,363
Product rights and licenses	10	3,323,902	1,099,103	2,224,799
Other(1)	8	143,716	55,171	88,545

		3,590,544	1,237,837	2,352,707

IPR&D		148,443	—	148,443

		$3,738,987	$1,237,837	$2,501,150

(1)	Other intangibles consist principally of customer lists and contracts.

Amortization expense, which is classified primarily within cost of sales on Mylan’s Condensed Consolidated Statements of Operations, for the six months ended June 30, 2011 and 2010 was $170.7 million and $140.6 million, respectively, and is expected to be approximately $169.8 million for the remainder of 2011 and $330.0 million, $324.3 million, $322.3 million and $295.0 million for the years ended December 31, 2012 through 2015, respectively.

In conjunction with the September 2010 acquisition of Bioniche Pharma, the Company acquired IPR&D assets, which are not currently being amortized. As products in development are approved for sale, amounts will be allocated to product rights and licenses and will be amortized over the estimated useful life. Such IPR&D assets are subject to periodic impairment testing under GAAP guidance. During the six months ended June 30, 2011, approximately $4.3 million was reclassified from acquired IPR&D to product rights and licenses.

9.	Financial Instruments and Risk Management

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

As of June 30, 2011 and December 31, 2010, the Company had €679.2 million of borrowings under its senior credit agreement (the “Senior Credit Agreement”) that are designated as a hedge of its net investment in certain Euro-functional currency subsidiaries to manage foreign currency risk. The U.S. Dollar equivalent of such amounts was $986.2 million and $909.3 million at June 30, 2011 and December 31, 2010. Borrowings designated as hedges of net investments are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation adjustment component of AOCE on the Condensed Consolidated Balance Sheet until the sale or substantial liquidation of the underlying net investments.

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

As of June 30, 2011 and December 31, 2010, the total notional amount of the Company’s interest rate swaps on floating-rate debt was $500 million and $767.7 million. As of June 30, 2011, the total notional amount of the Company’s interest rate swaps on fixed-rate debt was $500 million.

Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts that were in a liability position at June 30, 2011 was $21.1 million. The Company is not subject to any obligations to post collateral under derivative instrument contracts.

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

At June 30, 2011, the convertible note hedge had a total fair value of $581.4 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Fair Values of Derivative Instruments

Derivatives Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Foreign currency forward contracts	Prepaid expenses and other current assets	$15,221	Prepaid expenses and other current assets	$8,884

Total		$15,221		$8,884

	Liability Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Interest rate swaps	Other current liabilities	$21,078	Other current liabilities	$25,666
Foreign currency borrowings	Long-term debt	986,209	Long-term debt	909,255

Total		$1,007,287		$934,921

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Values of Derivative Instruments

Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Foreign currency forward contracts	Prepaid expenses and other current assets	$2,733	Prepaid expenses and other current assets	$10,993
Purchased cash convertible note hedge	Other assets	581,400	Other assets	472,400

Total		$584,133		$483,393

	Liability Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Foreign currency forward contracts	Other current liabilities	$1,735	Other current liabilities	$7,729
Cash conversion feature of Cash Convertible Notes	Long-term debt	581,400	Long-term debt	472,400

Total		$583,135		$480,129

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
(In thousands)
Interest Rate Swaps	Interest Expense	$11,123	$—	$4,795	$—

Total		$11,123	$—	$4,795	$—

		Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
(In thousands)
2018 Senior Notes	Interest Expense	$(11,123)	$—	$(4,795)	$—

Total		$(11,123)	$—	$(4,795)	$—

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In thousands)
Foreign currency forward contracts	$301	$(7,748)	$1,689	$(2,863)
Interest rate swaps	568	(971)	2,889	3,041

Total	$869	$(8,719)	$4,578	$178

	Location of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
(In thousands)
Foreign currency forward contracts	Net revenues	$1,622	$468	$2,367	$879
Interest rate swaps	Interest expense	(407)	(6,271)	(2,189)	(22,358)

Total		$1,215	$(5,803)	$178	$(21,479)

	Location of Gain or (Loss) Excluded from the Assessment of Hedge Effectiveness	Amount of Gain or (Loss) Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
(In thousands)
Foreign currency forward contracts	Other income (expense), net	$5,054	$1,250	$5,088	$1,250

Total		$5,054	$1,250	$5,088	$1,250

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(In thousands)
Foreign currency borrowings	$(13,577)	$53,394	$(47,296)	$89,058

Total	$(13,577)	$53,394	$(47,296)	$89,058

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the six months ended June 30, 2011 or 2010.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives Not Designated as Hedging Instruments

(In thousands)	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Foreign currency forward contracts	Other income (expense), net	$2,682	$(8,210)	$14,144	$(23,151)
Cash conversion feature of
Cash Convertible Notes	Other income (expense), net	(59,700)	183,800	(109,000)	62,700
Purchased cash convertible note hedge	Other income (expense), net	59,700	(183,800)	109,000	(62,700)

Total		$2,682	$(8,210)	$14,144	$(23,151)

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2011
	Level 1	Level 2	Total
	(In thousands)
Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$6,400	$—	$6,400

Total trading securities	6,400	—	6,400

Available-for-sale fixed income investments:
U.S. Treasuries	—	12,324	12,324
Corporate bonds	—	7,761	7,761
Agency mortgage-backed securities	—	1,736	1,736
Other	—	2,703	2,703

Total available-for-sale fixed income investments	—	24,524	24,524

Available-for-sale equity securities:
Biosciences industry	275	—	275

Total available-for-sale equity securities	275	—	275

Foreign exchange derivative assets	—	17,954	17,954
Purchased cash convertible note hedge	—	581,400	581,400

Total assets at fair value (1) (2)	$6,675	$623,878	$630,553

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$1,735	$1,735
Interest rate swap derivative liabilities	—	21,078	21,078
Cash conversion feature of cash convertible notes	—	581,400	581,400

Total liabilities at fair value (1) (2)	$—	$604,213	$604,213

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Level 1	Level 2	Total
	(In thousands)
Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$3,693	$—	$3,693

Total trading securities	3,693	—	3,693

Available-for-sale fixed income investments:
U.S. Treasuries	—	12,387	12,387
Corporate bonds	—	8,116	8,116
Agency mortgage-backed securities	—	1,934	1,934
Other	—	2,573	2,573

Total available-for-sale fixed income investments	—	25,010	25,010

Available-for-sale equity securities:
Biosciences industry	382	—	382

Total available-for-sale equity securities	382	—	382

Foreign exchange derivative assets	—	19,877	19,877
Purchased cash convertible note hedge	—	472,400	472,400

Total assets at fair value (1) (2)	$4,075	$517,287	$521,362

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$7,729	$7,729
Interest rate swap derivative liabilities	—	25,666	25,666
Cash conversion feature of cash convertible notes	—	472,400	472,400

Total liabilities at fair value (1) (2)	$—	$505,795	$505,795

(1)

The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

(2)	None of the Company’s financial assets and liabilities measured at fair value on a recurring basis are valued using Level 3 inputs as of June 30, 2011 or December 31, 2010.

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•

Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2011 that would reduce the receivable amount owed, if any, to the Company.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2011 that would reduce the receivable amount owed, if any, to the Company.

•

Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2011 that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Long-Term Debt

A summary of long-term debt is as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Euro Tranche A Term Loans(A)	$254,401	$234,550
U.S. Tranche B Term Loans(A)	500,000	500,000
Euro Tranche B Term Loans(A)	731,808	674,705
Senior Convertible Notes(B)	579,393	565,476
Cash Convertible Notes(C)	1,047,627	928,344
2017 Senior Notes	550,000	550,000
2018 Senior Notes(D)	793,162	787,728
2020 Senior Notes(E)	1,015,244	1,015,848
Other	9,082	11,534

	5,480,717	5,268,185
Less: Current portion	651,616	4,809

Total long-term debt	$4,829,101	$5,263,376

(A)	All 2011 mandatory principal payments due under the Senior Credit Agreement were prepaid during 2009.

In May 2011, the Senior Credit Agreement was amended to increase the minimum amount of other restricted payments permitted under the Senior Credit Agreement from $50 million to $300 million.

(B)

At June 30, 2011, the $579.4 million of debt is net of a $20.6 million discount. At December 31, 2010, the $565.5 million of debt is net of a $34.5 million discount. Currently, the effective conversion rate for the Senior Convertible Notes is 42.156 shares of common stock per $1,000 principal amount of notes, representing a stock price of $23.72 per share, reflecting the Company’s suspension of its cash dividend. As these notes are due in March 2012, this amount is now classified as a current portion of long-term debt.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

(C)

At June 30, 2011, the $1.05 billion consists of $466.2 million of debt ($575.0 million face amount, net of $108.8 million discount) and the bifurcated conversion feature with a fair value of $581.4 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheet at June 30, 2011. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $581.4 million within other assets in the Condensed Consolidated Balance Sheet at June 30, 2011. At December 31, 2010, the $928.3 million consisted of $455.9 million of debt ($575.0 million face amount, net of $119.1 million discount) and the bifurcated conversion feature with a fair value of $472.4 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheet. The purchased call options are assets recorded at their fair value of $472.4 million within other assets in the Condensed Consolidated Balance Sheet at December 31, 2010.

As of June 30, 2011, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the June 30, 2011 period, was more than 130% of the applicable conversion reference price of $13.32 at June 30, 2011, the $575.0 million of Cash Convertible Notes were currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

(D)

At June 30, 2011, the $793.2 million of debt is net of a $11.6 million discount. At December 31, 2010, the $787.7 million of debt is net of a $12.3 million discount. In 2011, the Company entered into interest rate swaps which convert $500.0 million of principal debt to a variable rate. The variable rate is 3.22% at June 30, 2011. The $793.2 million of debt includes a mark to market adjustment of $4.8 million associated with these interest rate swaps.

(E)	At June 30, 2011, the $1.02 billion of debt includes a $15.2 million premium. At December 31, 2010, the $1.02 billion of debt includes a $15.8 million premium.

Details of the interest rates in effect at June 30, 2011 and December 31, 2010 on the outstanding borrowings under the Term Loans are in the table below:

	June 30, 2011
	Outstanding	Basis	Rate
	(In thousands)
Euro Tranche A Term Loans	$254,401	EURIBO + 2.75%	4.04%
U.S. Tranche B Term Loans Swapped to Fixed Rate — December 2012 (1)	$500,000	Fixed	6.60%
Euro Tranche B Term Loans	$731,808	EURIBO + 3.25%	4.54%

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Outstanding	Basis	Rate
	(In thousands)
Euro Tranche A Term Loans	$234,550	EURIBO + 2.75%	3.66%
U.S. Tranche B Term Loans Swapped to Fixed Rate — December 2012 (1)	$500,000	Fixed	6.60%
Euro Tranche B Term Loans Swapped to Fixed Rate—March 2011 (1)	$267,740	Fixed	5.38%
Floating Rate	406,965	EURIBO + 3.25%	4.11%

Total Euro Tranche B Term Loans	$674,705

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement

At June 30, 2011, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.18 billion, and at December 31, 2010, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.06 billion. At June 30, 2011 and December 31, 2010, the fair value of the Cash Convertible Notes was approximately $1.13 billion and $996.2 million.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at June 30, 2011, at notional amounts, are as follows for each of the periods ending December 31:

	Euro Tranche A Term Loans	U.S. Tranche B Term Loans	Euro Tranche B Term Loans	Senior Convertible Notes	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Total
	(In thousands)
2011	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012	127,200	—	7,623	600,000	—	—	—	—	734,823
2013	127,201	—	7,623	—	—	—	—	—	134,824
2014	—	500,000	716,562	—	—	—	—	—	1,216,562
2015	—	—	—	—	575,000	—	—	—	575,000
Thereafter	—	—	—	—	—	550,000	800,000	1,000,000	2,350,000

Total	$254,401	$500,000	$731,808	$600,000	$575,000	$550,000	$800,000	$1,000,000	$5,011,209

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11.	Comprehensive Earnings

Comprehensive earnings consist of the following:

	Three Months Ended June 30,
	2011		2010
	(In thousands)
Net earnings		$146,986		$86,933
Other comprehensive earnings (loss), net of tax, as applicable:
Foreign currency translation adjustment		116,123		(263,935)
Change in unrecognized gains (losses) and prior service cost related to post-retirement plans, net of tax		323		(1,765)
Net unrecognized loss on derivatives, net of tax		(754)		(8,719)
Unrealized gains on available-for-sale securities
Net unrealized gains on available-for-sale securities, net of tax	194		98
Less: Reclassification for (losses) gains included in net earnings	(40)	154	158	256

Total other comprehensive earnings (loss), net of tax, as applicable:		115,846		(274,163)

Comprehensive earnings (loss)		262,832		(187,230)

Comprehensive earnings attributable to the noncontrolling interest		(540)		(705)

Comprehensive earnings (loss) attributable to Mylan Inc.		$262,292		$(187,935)

	Six Months Ended June 30,
	2011		2010
	(In thousands)
Net earnings		$251,531		$181,203
Other comprehensive earnings (loss), net of tax, as applicable:
Foreign currency translation adjustment		279,929		(333,332)
Change in unrecognized gains and prior service cost related to post-retirement plans, net of tax		329		3,520
Net unrecognized gain on derivatives, net of tax		2,210		178
Unrealized (losses) gains on available-for-sale securities
Net unrealized (losses) gains on available-for-sale securities, net of tax	(46)		313
Less: Reclassification for (losses) gains included in net earnings	(39)	(85)	157	470

Total other comprehensive earnings (loss), net of tax, as applicable:		282,383		(329,164)

Comprehensive earnings (loss)		533,914		(147,961)

Comprehensive (earnings) loss attributable to the noncontrolling interest		(910)		881

Comprehensive earnings (loss) attributable to Mylan Inc.		$533,004		$(147,080)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accumulated other comprehensive earnings, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
Accumulated other comprehensive earnings:
Net unrealized gain on available-for-sale securities, net of tax	$962	$1,047
Net unrecognized losses and prior service costs related to post retirement plans, net of tax	(4,321)	(4,650)
Net unrecognized losses on derivatives, net of tax	(7,383)	(9,594)
Foreign currency translation adjustment	464,993	185,064

	$454,251	$171,867

12.	Shareholders’ Equity

A summary of the change in shareholders’ equity for the six months ended June 30, 2011 and 2010 is as follows:

	Total Mylan Inc.	Noncontrolling
	Shareholders’ Equity	Interest	Total
	(In thousands)
December 31, 2010	$3,601,879	$13,522	$3,615,401
Net earnings	250,621	910	251,531
Other comprehensive earnings	282,383	—	282,383
Common stock share repurchase	(349,998)	—	(349,998)
Stock option activity	61,166	—	61,166
Stock compensation expense	21,198	—	21,198
Issuance of restricted stock, net of shares withheld	(4,991)	—	(4,991)
Purchase of subsidiary shares from noncontrolling interest	(2,607)	(2,385)	(4,992)
Tax benefit of stock option plans	9,118	—	9,118
Other	—	169	169

June 30, 2011	$3,868,769	$12,216	$3,880,985

December 31, 2009	$3,131,146	$14,052	$3,145,198
Net earnings (loss)	182,084	(881)	181,203
Other comprehensive loss	(329,164)	—	(329,164)
Dividends paid on preferred stock	(69,518)	—	(69,518)
Stock option activity	36,007	—	36,007
Stock compensation expense	15,617	—	15,617
Purchase of subsidiary shares from noncontrolling interest	(4,376)	(623)	(4,999)
Tax benefit of stock option plans	3,310	—	3,310
Other	1,578	(276)	1,302

June 30, 2010	$2,966,684	$12,272	$2,978,956

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13.	Segment Information

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

	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
	(In thousands)
Three Months Ended June 30, 2011
Total revenues
Third party	$1,441,433	$132,444	$—	$1,573,877
Intersegment	405	17,449	(17,854)	—

Total	$1,441,838	$149,893	$(17,854)	$1,573,877

Segment profitability	$431,617	$46,852	$(197,998)	$280,471

	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
	(In thousands)
Six Months Ended June 30, 2011
Total revenues
Third party	$2,791,904	$230,930	$—	$3,022,834
Intersegment	802	34,284	(35,086)	—

Total	$2,792,706	$265,214	$(35,086)	$3,022,834

Segment profitability	$820,539	$77,644	$(406,038)	$492,145

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
	(In thousands)
Three Months Ended June 30, 2010
Total revenues
Third party	$1,242,655	$125,881	$—	$1,368,536
Intersegment	1,502	17,216	(18,718)	—

Total	$1,244,157	$143,097	$(18,718)	$1,368,536

Segment profitability	$333,253	$35,315	$(173,982)	$194,586

	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
	(In thousands)
Six Months Ended June 30, 2010
Total revenues
Third party	$2,450,516	$210,393	$—	$2,660,909
Intersegment	31,921	33,730	(65,651)	—

Total	$2,482,437	$244,123	$(65,651)	$2,660,909

Segment profitability	$658,587	$55,119	$(320,615)	$393,091

(1)

Includes certain corporate general and administrative and research and development expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges, if any; and other expenses not directly attributable to segments.

14.     Contingencies

Legal Proceedings

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, under the terms by which Mylan acquired the former Merck Generics business. An adverse outcome in any of these proceedings, or the inability or denial of Merck KGaA to pay an indemnified claim, could have a material effect on the Company’s financial position, results of operations and cash flows.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants have appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. In connection with the Company’s appeal of the judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by a pledge of a $15.0 million cash deposit (which is included as restricted cash on the Company’s Condensed Consolidated Balance Sheets) and an irrevocable letter of credit for $34.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of the cases that remain pending may go to trial in 2011 or 2012. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America, against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan reached settlements of the Alabama, Alaska, Hawaii, Kansas, Kentucky, Massachusetts, Mississippi, South Carolina, and Utah state actions. The Company has also reached agreements in principle to settle the California, Florida, Iowa and New York state actions, which settlements are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company had accrued approximately $157 million at December 31, 2010. Following settlements of certain of these matters and settlement payments of approximately $30.0 million during the six months ended June 30, 2011, the Company has a remaining accrual of approximately $127.0 million at June 30, 2011. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed the amounts currently provided for. However, the range of possible loss above the amount provided for cannot be reasonably estimated.

Dey is currently a defendant in a lawsuit brought by the state AG of Louisiana and is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court, and has reached an agreement in principle to settle the Louisiana case, which settlement is contingent upon the execution of definitive settlement documents. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Dey was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Dey completed a settlement of this action in December 2010. These cases all have generally alleged that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for these claims and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s condensed consolidated statements of operations. At June 30, 2011, the Company has accrued approximately $127.0 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Dey’s known claims with respect to this pricing litigation have been settled.

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

In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the Modafinil patent litigation. In its letter, the FTC

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan, requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan, requesting documents in connection with its lawsuit against Cephalon. Mylan has responded to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to the Mylan/Cephalon settlement.

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (Digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. Following the recall, approximately 1,000 lawsuits were filed against Mylan, UDL and Actavis. Most of these cases were transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remaining cases are being litigated in the state courts in which they were filed. Actavis has reached settlements in principle with the plaintiffs in a majority of the claims and lawsuits. Mylan and UDL will not contribute monetarily to the settlements, but will be dismissed with prejudice from any settled cases. Any lawsuits in which the plaintiffs choose to opt out of this settlement will continue to be litigated. As of July 18, 2011, approximately 15 plaintiffs had opted out of the settlement. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows, although the range of possible loss cannot be reasonably estimated.

EU Commission Proceedings

On or around July 8, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by our Indian subsidiary, Matrix Laboratories Limited (“Matrix”), and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. Matrix is cooperating with the EU Commission in connection with the investigation. The EU Commission stated that the “initiation of proceedings does not imply that the Commission has conclusive proof of an infringement but merely signifies that the Commission will deal with the case as a matter of priority.” No statement of objections has been filed against Matrix in connection with its investigation. Matrix, Mylan S.A.S. and Generics [U.K.] Ltd. have received requests for information from the EU Commission in connection with this matter, and have responded and are cooperating with the Commission in this investigation.

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

On March 19, 2010, Mylan and Generics [U.K.] Ltd. received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. Mylan and Generics [U.K.] Ltd. have received requests for information from the EU Commission in connection with any agreements between Lundbeck and Generics [U.K.] Ltd. concerning Citalopram. Generics [U.K.] Ltd. has responded and continues to respond to additional requests for information. Both companies are cooperating with the EU Commission. No statement of objections has been filed in connection with this investigation.

Product Liability

The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin and Amnesteem. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. During 2010, the Company accrued $41.0 million in connection with certain settlements. Following these settlements, the Company has paid approximately $15.0 million during the six months ended June 30, 2011.

There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed the amounts currently provided for. However, the range of possible loss above the amount provided for cannot be reasonably estimated.

Other Litigation

Beaufour Ipsen Pharma (“Ipsen”) sued Merck Generiques (n/k/a Mylan S.A.S.) for unfair competition on October 11, 2007, following Mylan S.A.S.’s receipt of market authorization for Vitalogink earlier in 2007 (prior to Mylan’s acquisition of the former Merck Generics business). The Commercial Court of Paris dismissed Ipsen’s claim in a January 2008 decision. Ipsen filed an appeal of this decision to the Paris Appeals Court in March 2008. On April 28, 2011, the Paris Appeals Court reversed the decision of the Commercial Court of Paris and found that Mylan S.A.S. is liable for unfair competition and further ordered damages against Mylan S.A.S. in the amount of €17 million. Mylan S.A.S. paid €17 million (approximately $24 million) related to this matter during the six months ended June 30, 2011. The Company believes the Court erred in its decision and has filed its notice of appeal, believing that it has meritorious defenses to this claim and intends to vigorously defend itself with respect to this matter.

The Company is involved in various other legal proceedings that are considered normal to its business, including certain proceedings assumed as a result of the acquisition of the former Merck Generics business. While it is not feasible to predict the ultimate outcome of such other proceedings, the ultimate outcome of any such proceeding is not currently expected to be material to our financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company,” “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three and six months ended June 30, 2011 and the interim cash flows for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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

Executive Overview

Mylan ranks among the leading generic and specialty pharmaceutical companies in the world, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans more than 150 countries and territories. With a workforce of more than 18,000 employees and external contractors, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to customer service. Through Matrix, Mylan operates one of the world’s largest active pharmaceutical ingredient (“API”) manufacturers with respect to the number of drug master files filed with regulatory agencies. This capability makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain.

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

Product Launches

During the three months ended June 30, 2011, Mylan launched several new products in the U.S. that contributed to the increase in revenues and gross profit in the current quarter. Products launched by the Company subsequent to June 30, 2010 are considered new products. On April 25, 2011, Mylan launched Letrozole tablets USP, 2.5 mg, the generic version of Novartis’ Femara® tablets, pursuant to a previously announced settlement and license agreement with Novartis. As the first company to have filed a substantially complete ANDA containing a Paragraph IV certification, Mylan marketed the product with a period of exclusivity. Letrozole tablets are an adjuvant treatment for postmenopausal women with hormone receptor-positive early stage breast cancer and the brand product had U.S. sales of approximately $682 million for the 12 months ended December 31, 2010, according to IMS Health.

On May 13, 2011, Mylan launched Cyclobenzaprine Hydrochloride (HCl) Extended-release (ER) capsules, 15 mg and 30 mg, the generic version of Cephalon’s Amrix® capsules, a muscle relaxant, after a trial court determined that the patent claims were invalid as obvious. The decision has been appealed and Mylan is enjoined from further sales pending the appeal. Mylan was the first company to have filed a substantially complete ANDA containing a Paragraph IV certification for Cyclobenzaprine HCl ER capsules and was awarded 180 days of marketing exclusivity. The brand product had U.S. sales of approximately $125 million for the 12 months ended March 31, 2011, according to IMS Health.

On June 23, 2011, Mylan launched Budesonide capsules, 3 mg (Enteric Coated), the generic version of AstraZeneca’s Entocort EC® capsules, a treatment for Crohn’s disease, after a trial court determined that Mylan’s product does not infringe applicable patents. The decision has been appealed. Mylan received final approval from the U.S. Food and Drug Administration (“FDA”) on May 16, 2011. This is the first generic version of this product to be introduced to the U.S. market. The brand product had U.S. sales of approximately $350 million for the 12 months ended March 31, 2011, according to IMS Health.

Financial Summary

For the three months ended June 30, 2011, Mylan reported total revenues of $1.57 billion compared to $1.37 billion for the three months ended June 30, 2010. This represents an increase in revenues of $205.3 million, or 15.0%. Consolidated gross profit for the current quarter was $669.4 million, compared to $541.9 million in the comparable prior year period, an increase of $127.5 million, or 23.5%. For the current quarter, earnings from operations were $280.5 million, compared to $194.6 million for the three months ended June 30, 2010.

The net earnings attributable to Mylan Inc. common shareholders for the three months ended June 30, 2011 were $146.4 million, and earnings per diluted share were $0.33. In the quarter ended June 30, 2010, the net earnings attributable to Mylan Inc. common shareholders were $51.5 million, or earnings per diluted share of $0.16. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”

Included in the results for the three months ended June 30, 2011 and 2010 are the following items of note:

Three months ended June 30, 2011:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $87.2 million;

•

Interest of $12.4 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes;

•	Net charges related to the settlement of litigation of $2.2 million;

•	Additional costs, primarily integration and restructuring, totaling $13.5 million; and

•	A tax effect of $30.1 million related to the above items.

Three months ended June 30, 2010:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $71.3 million;

•	Interest of $13.5 million, primarily related to the amortization of the discounts on our convertible debt instruments;

•	Charges, related to refinancing, of $15.0 million, primarily swap termination fees and the write-off of deferred financing costs included in other income (expense), net;

•	Net charges related to the settlement of litigation of $12.1 million;

•	Additional costs, primarily integration and restructuring, totaling $18.4 million; and

•	A tax effect of $53.1 million related to the above items.

Mylan’s financial results for the six months ended June 30, 2011 include total revenues of $3.02 billion compared to $2.66 billion for the six months ended June 30, 2010, representing an increase of $361.9 million, or 13.6%. Consolidated gross profit for the six months ended June 30, 2011 was $1.26 billion compared to $1.06 billion in the same prior year period, representing an increase of $202.2 million, or 19.1%. For the six months ended June 30, 2011, earnings from operations of $492.1 million were realized compared to $393.1 million for the same prior year period.

The net earnings attributable to Mylan Inc. common shareholders for the six months ended June 30, 2011 were $250.6 million, and earnings per diluted share were $0.56. In the period ended June 30, 2010, the net earnings attributable to Mylan Inc. common shareholders were $112.6 million, and earnings per diluted share were $0.36. A more detailed discussion of the Company’s financial statements can be found below in the section titled “Results of Operations.”

Included in the results for the six months ended June 30, 2011 and 2010 are the following items of note:

Six months ended June 30, 2011:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $173.9 million;

•

Interest of $24.2 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes;

•	Net charges related to the settlement of litigation of $26.2 million;

•	Additional costs, primarily integration and restructuring, totaling $30.7 million; and

•	A tax effect of $77.0 million related to the above items.

Six months ended June 30, 2010:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $143.0 million;

•	Interest of $24.4 million, primarily related to the amortization of the discounts on our convertible debt instruments;

•	Net charges related to the settlement of litigation of $12.8 million;

•	Charges, related to refinancing, of $15.0 million, primarily swap termination fees and the write-off of deferred financing costs included in other income (expense), net;

•	Additional costs, primarily integration and restructuring, totaling $30.5 million; and

•	A tax effect of $86.2 million related to the above items.

Results of Operations

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.57 billion compared to $1.37 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.57 billion compared to $1.36 billion for the same prior year period, representing an increase of $213.8 million, or 15.8%. Other third party revenues for the current quarter were $3.5 million compared to $12.0 million in the same prior year period, a decrease of $8.5 million.

Mylan’s revenues are impacted by the effect of foreign currency translation, generally reflecting a weaker U.S. dollar as compared to the currencies in other markets in which Mylan operates. Translating third party net revenues for the current quarter at prior year comparative period foreign currency exchange rates would have resulted in year-over-year growth of approximately $139 million, or 10%.

Gross profit for the three months ended June 30, 2011 was $669.4 million and gross margins were 42.5%. For the three months ended June 30, 2010, gross profit was $541.9 million, and gross margins were 39.6%. Gross profit for the current quarter is impacted by certain purchase accounting related items, of approximately $87.2 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 48%. Prior year gross profit was also impacted by similar purchase accounting related items in the amount of $71.3 million. Excluding such items, gross margins in the prior year would have been approximately 45%.

The increase in gross margins, excluding the items noted above, can be attributed to both Generics and Specialty. The improvement in the Generics Segment was a result of new product launches in North America, while gross margins in the Specialty Segment improved as a result of favorable pricing, mainly on the EpiPen® Auto-Injector.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 23% of total revenues in the three months ended June 30, 2011.

Generics Segment

For the current quarter, Generics third party net revenues were $1.44 billion compared to $1.23 billion in the comparable prior year period, an increase of $206.1 million, or 16.7%. Translating Generics third party net revenues for the current quarter at prior year quarter foreign currency exchange rates would have resulted in year-over-year growth of approximately $132 million, or 11%. This increase is primarily driven by new product revenue in North America, partially offset by a decrease in Europe, Middle East and Africa (collectively, “EMEA”) net revenues as discussed below. Generics sales are derived primarily in or from North America; EMEA; and India, Australia, Japan, and New Zealand (collectively, “Asia Pacific”).

Third party net revenues from North America were $749.1 million for the current quarter, compared to $588.8 million for the comparable prior year period, representing an increase of $160.3 million, or 27.2%. The increase in current year net revenues was driven by new product launches and incremental revenue from the Bioniche Pharma Holdings Limited (“Bioniche Pharma”) acquisition in September 2010, partially offset by overall lower pricing on existing products.

Products generally contribute most significantly to revenues and gross margin at the time of their launch, even more so in periods of market exclusivity or in periods of limited generic competition. As such, the timing of new product launches can have a significant impact on Mylan’s financial results. The increase in current quarter third party net revenues from new product launches and, to a lesser extent, acquired businesses, together totaled approximately $214.9 million.

North American third party net revenues from existing products decreased in the current quarter as compared to the comparable prior year period, primarily due to lower pricing as a result of increased competition. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. The effect of foreign currency translation was insignificant within North America.

Third party net revenues from EMEA were $378.7 million for the three-month period ended June 30, 2011, compared to $378.6 million for the comparable prior year period, a slight increase of $0.1 million. Translating current quarter third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year decrease in third party net revenues excluding the effect of foreign currency of approximately $44 million, or 12%. This decrease was the result of competitive market conditions resulting in lower volume and pricing in a number of European markets in which Mylan operates, primarily France and Germany. These decreases were partially offset by continued market share gains in Italy, where local currency revenues increased as compared to the prior year comparative period. Local currency revenues from Mylan’s business in France declined as compared to the prior year comparative period due principally to a highly competitive market which has resulted in lower pricing and volumes.

In addition to the impact that competition in EMEA has had on pricing, certain markets in which we do business have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, pro-generic government initiatives in certain markets could help to offset some of the unfavorable effect of the price reductions by potentially increasing rates of generic substitution.

A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, a company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.

In Asia Pacific, third party net revenues were $310.9 million for the three-month period ended June 30, 2011, compared to $265.1 million for the comparable prior year period, an increase of $45.8 million, or 17.3%. Excluding the favorable effect of foreign currency translation, calculated as described above, the increase was approximately $19 million, or 7%. This increase is primarily driven by higher third party sales by Matrix.

The increase in third party net revenues in India is due to double-digit growth, excluding the effect of foreign currency, in sales of both anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS, and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $57.1 million for the three months ended June 30, 2011, compared to $33.9 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, third party net revenues were favorably impacted by overall market growth. In Australia, sales were negatively impacted by lower pricing and volume on existing products, offset partially by new product launches. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment

For the current quarter, Specialty reported third party net revenues of $131.7 million, an increase of $7.7 million, or 6.2%, from the comparable prior year period of $124.0 million. The increase was the result of higher sales of the EpiPen Auto-Injector, which is used in the treatment of severe allergic reactions, and Dey’s Perforomist® Inhalation Solution. The EpiPen Auto-Injector is the number one epinephrine auto-injector for the treatment of severe allergic reactions with approximately 90% market share in the U.S. and worldwide. The increased sales of the EpiPen Auto-Injector were the result of favorable pricing, while the increased sales of the Perforomist® Inhalation Solution were the result of increased volume.

Operating Expenses

Research and development expense (“R&D”) for the three months ended June 30, 2011 was $72.5 million, compared to $66.8 million in the same prior year period, an increase of $5.7 million. R&D increased due primarily to increased internal and external product development expense, and an unfavorable impact from foreign currency.

Selling, general and administrative expense (“SG&A”) for the current quarter was $314.2 million, compared to $268.4 million for the same prior year period, an increase of $45.8 million. SG&A increased as a result of increased payroll and payroll related costs, increased legal costs primarily due to the timing of certain litigation matters, higher information technology costs and an unfavorable impact from foreign currency.

Litigation Settlements, net

During the three months ended June 30, 2011, the Company recorded $2.2 million in net charges for litigation settlements.

Interest Expense

Interest expense for the three months ended June 30, 2011, totaled $84.7 million, compared to $78.4 million for the three months ended June 30, 2010. The increase is primarily due to interest associated with the 2017, 2018 and 2020 Senior Notes debt offerings completed in 2010, partially offset by lower overall debt balances on the Company’s Senior Credit Facility. Included in interest expense for the current quarter and the comparable prior year period are $12.4 million and $13.5 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes.

Other Income (Expense), net

Other income (expense), net, was income of $7.2 million in the current quarter compared to expense of $15.2 million in the comparable prior year period. Other income (expense), net includes certain foreign exchange transaction gains and losses, interest and dividend income. Included in the prior year quarter are charges associated with the termination of certain interest rate swaps totaling $7.4 million and the write-off of previously deferred financing fees of $7.6 million, in conjunction with the debt offering during the quarter.

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010

Total Revenues and Gross Profit

For the current six-month period, Mylan reported total revenues of $3.02 billion compared to $2.66 billion in the comparable prior year period. Third party net revenues for the current six months were $3.01 billion compared to $2.63 billion for the same prior year period, representing an increase of $372.2 million, or 14.1%. Other third party revenues for the six months ended June 30, 2011 were $16.0 million compared to $26.3 million in the same prior year period, a decrease of $10.3 million. Translating third party net revenues for the current quarter at prior year comparative period foreign exchange rates would have resulted in year-over-year growth of approximately $282 million, or 11%.

Gross profit for the six months ended June 30, 2011 was $1.26 billion and gross margins were 41.7%. For the six months ended June 30, 2010, gross profit was $1.06 billion, and gross margins were 39.8%. Gross profit for the current year-to-date period is impacted by certain purchase accounting related items, of approximately $173.9 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 47%. Prior year gross profit was also impacted by similar purchase accounting related items in the amount of $143.0 million. Excluding such items, gross margins in the prior year would have been approximately 45%.

The increase in gross margins, excluding the items noted above, can be attributed to both Generics and Specialty. The improvement in the Generics Segment was primarily the result of new product launches, principally in North America while gross margins in the Specialty Segment improved as a result of favorable pricing, mainly on the EpiPen Auto-Injector.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 22% of total revenues in the six months ended June 30, 2011.

Generics Segment

For the six months ended June 30, 2011, Generics third party net revenues were $2.78 billion compared to $2.43 billion in the comparable prior year period, an increase of $350.2 million, or 14.4%. Translating Generics third party net revenues for the current quarter at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $260 million, or 11%. This increase is due primarily to new product revenue in North America.

Third party net revenues from North America were $1.42 billion for the six-month period, compared to $1.14 billion for the comparable prior year period, representing an increase of $282.2 million, or 24.7%. The increase in current year net revenues was primarily driven by new product launches and incremental revenue from the Bioniche Pharma acquisition in September 2010, partially offset by lower sales on certain existing products.

Products generally contribute most significantly to revenues and gross margin at the time of their launch, even more so in periods of market exclusivity or in periods of limited generic competition. As such, the timing of new product launches can have a significant impact on Mylan’s financial results. The increase in current year third party net revenues from new product launches and to a lesser extent, acquired businesses, together totaled approximately $316.1 million.

North American third party net revenues from existing products decreased year over year as a result of a decrease in pricing, partially offset by slightly higher volumes. The lower pricing in the six-month period was generally the result of increased competition on existing products. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. The increase in volume can be attributed in part to Mylan’s ability to continue to be a stable and reliable source of supply to the market as certain competitors experienced regulatory or supply issues. The effect of foreign currency translation was insignificant within North America.

Third party net revenues from EMEA were $767.8 million for the six-month period ended June 30, 2011, compared to $785.5 million for the comparable prior year period, a decrease of $17.7 million, or 2.3%. Translating current six-month period third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a decrease in third party net revenues excluding the effect of foreign currency of approximately $59 million, or 8%. This decrease was mainly the result of competitive market conditions and lower pricing in a number of the European markets in which Mylan operates, primarily France and Germany, partially offset by strong performance in Italy.

Local currency revenues from Mylan’s business in France decreased as compared to the prior year as a result of the impact of lower pricing and volume due to an increasingly competitive market, partially offset by new product launches. Local currency revenues in Italy increased as a result of successful product launches and increased market penetration, which has favorably affected sales volume, partially offset by lower pricing due to government-imposed price reductions.

In addition to the impact that competition in EMEA has had on pricing, certain markets in which we do business have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, pro-generic government initiatives in certain markets could help to offset some of the unfavorable effect of the price reductions by potentially increasing rates of generic substitution.

A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, a company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.

In Asia Pacific, third party net revenues were $587.0 million for the six-month period ended June 30, 2011, compared to $501.2 million for the comparable prior year period, an increase of $85.8 million, or 17.1%. Excluding the favorable effect of foreign currency translation, calculated as described above, the increase was approximately $43 million, or 9%. This increase is primarily driven by higher third party sales in India.

The increase in third party net revenues in India is due to double-digit growth, excluding the effect of foreign currency, in sales of both ARV FDF generic products, which are used in the treatment of HIV/AIDS, and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $110.0 million for the six months ended June 30, 2011, compared to $64.0 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

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

Specialty Segment

For the six months ended June 30, 2011, Specialty reported third party net revenues of $228.7 million, an increase of $22.0 million, or 10.6%, from the comparable prior year period of $206.7 million. The increase was the result of higher sales of the EpiPen Auto-Injector and the Perforomist® Inhalation Solution. The increased sales of the EpiPen Auto-Injector were the result of favorable pricing, while the increased sales of the Perforomist® Inhalation Solution were the result of increased volume.

Operating Expenses

R&D expense for the six months ended June 30, 2011 was $147.8 million, compared to $128.1 million in the same prior year period, an increase of $19.7 million. R&D increased due primarily increased internal and external product development expense, including that related to Bioniche Pharma, which was acquired in September 2010 and is part of our Mylan Institutional business, and an unfavorable impact from foreign currency.

SG&A expense for the six months ended June 30, 2011 was $594.2 million, compared to $524.1 million for the same prior year period, an increase of $70.1 million. SG&A increased as a result of increased payroll and payroll related costs, increased legal costs primarily due to the timing of certain litigation matters, higher information technology costs and an unfavorable impact from foreign currency.

Litigation Settlements, net

During the six months ended June 30, 2011, we recorded net unfavorable litigation charges of $26.2 million related to the potential settlement of certain ongoing matters. During the six months ended June 30, 2010, we recorded net unfavorable litigation charges of $12.8 million.

Interest Expense

Interest expense for the six months ended June 30, 2011, totaled $169.1 million, compared to $152.4 million for the six months ended June 30, 2010. The increase is primarily due to interest associated with the 2017, 2018 and 2020 Senior Notes debt offerings completed in 2010, partially offset by lower overall debt balances on the company’s Senior Credit Facility. Included in interest expense for the current six months and the comparable prior year period are $24.2 million and $24.4 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes.

Other Income (Expense), net

Other income (expense), net was income of $10.5 million in the current six-month period compared to expense of $14.2 million in the comparable prior year period. Included in other income (expense) are certain foreign exchange gains and losses, interest and dividend income. Additionally, included in the prior year are charges associated with the termination of certain interest rate swaps totaling $7.4 million and the write-off of previously deferred financing fees of $7.6 million, in conjunction with the debt offering during the prior period.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Net cash provided by operating activities decreased by $215.8 million to $143.3 million for the six months ended June 30, 2011, as compared to $359.1 million for the six months ended June 30, 2010. The net decrease in cash provided by operating activities was principally due to the following:

•

a net decrease in the amount of cash provided by changes in accounts receivable of $193.4 million, as a result of higher receivable balances at June 30, 2011, which is due to the current year increase in sales and the timing of cash collections;

•

a net decrease of $96.0 million in the amount of cash generated through changes in inventory balances. In the current year, inventories increased to support an expected increase in future demand, whereas in the prior year, inventory balances decreased as a result of the timing of shipments in the prior period; and

•

a net decrease in the amount of cash provided by changes in income taxes of $39.5 million, driven primarily by the receipt of an income tax refund of approximately $99 million in 2010 and the timing of income tax payments.

These net decreases were partially offset by an increase in net income of $70.3 million.

Cash used in investing activities was $111.6 million for the six months ended June 30, 2011, as compared to $54.4 million for the six months ended June 30, 2010, an increase of $57.2 million. The increase was the result of an increase in capital expenditures. Capital expenditures, primarily for equipment, were $111.4 million in the current year. The increase over 2010 is the result of our previously announced planned expansions and integration plans, and includes the timing of expenditures. While there can be no assurance that current expectations will be realized, capital expenditures for the 2011 calendar year are expected to be between $250 million and $300 million.

Cash used in financing activities was $282.4 million for the six months ended June 30, 2011, as compared to a cash inflow of $172.2 million for the six months ended June 30, 2010. Cash used in financing activities in the current year consists primarily of approximately $350.0 million used to repurchase approximately 14.8 million shares of common stock as part of a repurchase program announced on May 3, 2011, and completed during the second quarter.

In the prior year six-month period, we generated cash proceeds from the net issuance of long-term debt totaling $248.5 million. In May 2010, we completed a private placement of $550.0 million aggregate principal amount of 7.625% Senior Notes due 2017 and $700.0 million aggregate principal amount of 7.875% Senior Notes due 2020. In the prior year six-month period, payments of long-term debt totaled $1.0 billion.

We believe that through the foregoing 2010 capital market transactions, Mylan’s debt maturity schedule was substantially improved. Mylan has no significant debt maturities in 2011. The Company has $735 million due in 2012 and $135 million due in 2013. Our current intention is to repay such amounts at maturity using available liquidity.

As of June 30, 2011, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the June 30, 2011 period was more than 130% of the applicable conversion reference price of $13.32, the $575.0 million of Cash Convertible Notes were currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge. Should holders elect to convert, we intend to draw on our revolving credit facility to fund any principal payments. The facility is a secured revolving credit agreement expiring in October 2013, with available capacity of approximately $694 million at June 30, 2011.

We are involved in various legal proceedings that are considered normal to our business. While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow. We have approximately $200 million accrued for such legal contingencies. Additionally, for certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan. The inability or denial of Merck KGaA to pay on an indemnified claim could have a material effect on our financial position, results of operations or cash flows.

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

At June 30, 2011 and December 31, 2010, we had $88.5 million and $85.4 million outstanding under existing letters of credit. Additionally, as of June 30, 2011, we had $43.5 million available under the $100.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at notional amounts at June 30, 2011 are as follows for each of the periods ending December 31:

	Euro Tranche A Term Loans	U.S. Tranche B Term Loans	Euro Tranche B Term Loans	Senior Convertible Notes	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Total
	(In thousands)
2011	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012	127,200	—	7,623	600,000	—	—	—	—	734,823
2013	127,201	—	7,623	—	—	—	—	—	134,824
2014	—	500,000	716,562	—	—	—	—	—	1,216,562
2015	—	—	—	—	575,000	—	—	—	575,000
Thereafter	—	—	—	—	—	550,000	800,000	1,000,000	2,350,000

Total	$254,401	$500,000	$731,808	$600,000	$575,000	$550,000	$800,000	$1,000,000	$5,011,209

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including covenants pertaining to the delivery of financial statements, notices of default and certain other information, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in lines of business. In May 2011, the Senior Credit Agreement was amended to increase the minimum amount of other restricted payments permitted under the Senior Credit Agreement from $50 million to $300 million. The Senior Credit Agreement also contains financial covenants requiring maintenance of a minimum interest coverage ratio and a senior leverage ratio, both of which are defined within the agreement. We have been compliant with the financial covenants during 2011, and expect to remain in compliance for the next twelve months.

Application of Critical Accounting Policies

There have been no changes to the Critical Accounting Policies disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. The following discussion supplements our Critical Accounting Policy for Intangible Assets and Goodwill as it relates to our annual Goodwill impairment test.

We test goodwill for possible impairment on an annual basis and at any other time events occur or circumstances indicate that the carrying amount of goodwill may be impaired. Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Mylan has four reporting units, of which three are included in the Generics segment with the remaining reporting unit consisting of our Specialty segment. As of the date of our most recent annual impairment test, April 1, 2011, approximately 90% of Mylan’s total goodwill is allocated to the three reporting units within the Generics segment as follows: North America ($810 million), EMEA ($1,229 million) and Asia Pacific ($1,295 million), with the remainder ($322 million) allocated to our Specialty segment and reporting unit.

The first step of our annual impairment analysis consisted of a comparison of the estimated fair value of the individual reporting units with their carrying amount, including goodwill. In estimating each reporting unit’s fair value, we performed extensive valuation analyses, utilizing both income and market-based approaches, in our goodwill assessment process. We utilize an average of the two methods in estimating the fair value of the individual reporting units. The following describes the valuation methodologies used to derive the estimated fair value of the reporting units.

Income Approach: Under this approach to determine fair value, we discounted the expected future cash flows of each reporting unit. We used a discount rate, which reflected the overall level of inherent risk and the rate of return an outside investor would have expected to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated earnings before interest, taxes, depreciation and amortization (“EBITDA”) in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption, and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

Market-Based Approach: The Company also utilizes a market-based approach to estimate fair value, principally utilizing the guideline company method which focuses on comparing our risk profile and growth prospects to a select group of publicly traded companies with reasonably similar guidelines.

The Company performed its annual impairment test as of April 1, 2011 and the estimated fair value of three of the four reporting units was well in excess of the carrying value of these reporting units. For the APAC reporting unit, the estimated fair value of this business exceeded its carrying value by approximately 10%. The Asia Pacific reporting unit has been impacted by government pricing reform measures in Australia and Japan and increased levels of competition. As it relates to the income approach for the Asia Pacific unit, we forecasted cash flows for the next nine years. During the forecast period, the revenue compound annual growth rate (“CAGR”) was approximately 10%. A terminal value year was calculated with a 4% revenue growth rate. The CAGR in EBITDA margins was approximately 1% over the period of estimated cash flows. The discount rate utilized was 11.5%. Under the market-based approach, we utilized an estimated range of market multiples of 7.5 to 9.5 times EBITDA plus a control premium of 10%. The averaging of the two valuation methods did not significantly impact the estimated fair value of the Asia Pacific reporting unit.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed above for the Asia Pacific reporting unit, could have a significant impact on the fair value of the reporting units.

In the event the estimated fair value of a reporting unit is less than the carrying value, additional analysis would be required. The additional analysis would compare the carrying amount of the reporting unit’s goodwill with the implied fair value of that goodwill. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value amounts assigned to all of the assets and liabilities of that unit as if the reporting unit was acquired in a business combination and the fair value of the reporting unit represented the purchase price. If the carrying value of goodwill exceeds its implied fair value, an impairment loss equal to such excess would be recognized, which would likely materially impact the Company’s reported results of operations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Over the past few years, the global economy has undergone a period of unprecedented volatility, and the economic environment may continue to be less favorable than that of past years. In particular the risk of a debt default by certain European countries or the failure of the U.S. government to raise its debt ceiling could negatively impact the global economy. This has led, and/or could lead, to reduced consumer and customer spending and/or reduced or eliminated third-party payor coverage or reimbursement in the foreseeable future, and this may include spending on healthcare. While generic drugs present an ideal alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare, customers reduce spending or purchases, and/or if third-party payors reduce or eliminate coverage or reimbursement amounts. In addition, reduced consumer and customer spending and/or reduced third-party payor coverage or reimbursement, may drive us and our competitors to decrease prices. These conditions may have a material adverse effect on our industry, business, financial position and results of operations and may cause the market value of our common stock to decline.

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

We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally. Furthermore, whether due to language, cultural or other differences, statements we make may be misinterpreted, misconstrued or taken out of context. Any of the above factors could have a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

A SIGNIFICANT PART OF OUR BUSINESS IS LOCATED IN INDIA AND IS SUBJECT TO REGULATORY, ECONOMIC, SOCIAL AND POLITICAL UNCERTAINTIES IN INDIA. THESE UNCERTAINTIES CREATE RISKS WHICH COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

Southern Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan, and within the countries themselves. Rioting, military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel and the conduct of our business more difficult. Resulting political tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on the market for Matrix’s products. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, Matrix might not be able to continue its operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including new anti-bribery legislation in the U.K. that took effect on July 1, 2011, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We operate in jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully develop and/or license, or otherwise acquire and commercialize, new generic and patent or statutorily protected pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and the market is not yet proven. Likewise, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to the supply of product meeting specifications and terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing any of such products on a timely basis, if at all, which could adversely affect our business, financial position and results of operations and could cause the market value of our common stock to decline.

Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example the FDA in the U.S. and the EMA in the EU). The process of obtaining regulatory approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly and largely unpredictable. Outside the U.S., the approval process may be more or less rigorous, and the time required for approval may be longer or shorter than that required in the U.S. Bioequivalence studies conducted in one country may not be accepted in other countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner, may be unable to obtain requisite approvals on a timely basis for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug, it may be limited with respect to the indicated uses and delivery methods for which the drug may be marketed, which could in turn restrict our potential market for the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete. The timing and cost of obtaining regulatory approvals could adversely affect our product introduction plans, business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology. We conduct research and development primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative compounds and the filing of marketing authorization applications for innovative compounds (such as NDAs in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies and, as a result, we may incur total research and development costs to develop a particular product in excess of what we anticipated. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

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

The drug supply has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the Internet. The World Health Organization (“WHO”) estimates that more than 10% of medications being sold globally are counterfeit.

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

Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, thefts of inventory at warehouses, plants or while in-transit, which are not properly stored and which are sold through unauthorized channels could adversely impact patient safety, our reputation and our business.

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

We have filed patent applications covering composition of, methods of making, and/or methods of using, our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future, and if patents are issued, they may be insufficient in scope to cover our branded products. The issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of much litigation. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the U.S. Patent and Trademark Office or any other governmental agency may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the three and six months ended June 30, 2011, our top ten products in terms of sales, in the aggregate, represented approximately 23% and 22% of our consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

A substantial portion of our capacity as well as our current production is attributable to a limited number of manufacturing facilities and certain third party suppliers. A significant disruption at any one of the facilities within our internal or third party supply chain, even on a short-term basis, whether due to a labor strike, failure to reach acceptable agreement with labor and unions, adverse quality or compliance observation, act of God, civil or political unrest, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

BECAUSE THE PHARMACEUTICAL INDUSTRY IS HEAVILY REGULATED, WE FACE SIGNIFICANT COSTS AND UNCERTAINTIES ASSOCIATED WITH OUR EFFORTS TO COMPLY WITH APPLICABLE REGULATIONS. SHOULD WE FAIL TO COMPLY, WE COULD EXPERIENCE MATERIAL ADVERSE EFFECTS ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with requirements of the FDA and similar requirements of similar agencies in our other markets with respect to the research, development, manufacture, quality, safety, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with regulations of the FDA and other regulators can result in fines, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the regulators may also have the authority to revoke previously granted drug approvals. Although we have internal regulatory compliance programs and policies and have had a favorable compliance history, there is no guarantee that these programs, as currently designed, will meet regulatory agency standards in the future. Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way or if any of the noted risks occur, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

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

In addition to the new drug approval process, government agencies also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and other similar regulators. Products manufactured in our facilities must be made in a manner consistent with current good manufacturing practices or similar standards in each territory in which we manufacture. Compliance with such regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. The FDA and other agencies periodically inspect our manufacturing facilities for compliance. Regulatory approval to manufacture a drug is site-specific. Failure to comply with good manufacturing practices and other regulatory standards at one of our manufacturing facilities could result in an enforcement action brought by the FDA or other regulatory bodies which could include withholding or withdrawing the approval of our submissions or other product applications of that facility discontinuation of manufacture, recalls, or other adverse actions. If any regulatory body were to withhold or withdraw approval of an application, or require a recall or other adverse product action, or require one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA or other regulatory approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

We are subject, as are generally all manufacturers, to various federal, state and local laws regulating working conditions, as well as environmental protection laws and regulations, including those governing the discharge of materials into the environment and those related to climate change. We are also required to comply with data protection and data privacy rules in many countries. Although we have not incurred significant costs associated with complying with such environmental provisions in the past, if changes to such environmental laws and regulations are made in the future that require significant changes in our operations or if we engage in the development and manufacturing of new products requiring new or different environmental or other controls, or if we are found to have violated any applicable rules, we may be required to expend significant funds. Such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. The Patient Protection and Affordable Care Act (“PPACA”) of 2010 included a provision requiring the Centers for Medicare and Medicaid Services (“CMS”) to publish a weighted average Average Manufacturer Price (“AMP”) for all multi-source drugs. The provision was effective October 1, 2010; however, weighted average AMP’s have not yet been published by CMS. Although the weighted average AMP would not reveal Mylan’s individual AMP, publishing a weighted average AMP available to customers and the public at large could negatively affect our leverage in commercial price negotiations.

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

Any governmental agencies that have commenced, or may commence, an investigation of Mylan relating to the sales, marketing, pricing, quality, or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs including Medicare and/or Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments — and even in the absence of any such ambiguity — a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. Any such penalties or sanctions could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We are or may be involved in various legal proceedings and certain government inquiries, including, but not limited to, patent infringement, product liability, antitrust matters, breach of contract and claims involving Medicare and/or Medicaid reimbursements or laws relating to sales and marketing practices, some of which are described in our periodic reports, that involve claims for, or the possibility of fines and penalties involving substantial amounts of money or other relief including but not limited to civil or criminal fines and penalties and exclusion from participation in various government healthcare-related programs. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

With respect to product liability, we maintain a combination of self-insurance (including through our wholly-owned captive insurance subsidiary) and commercial insurance to protect against and manage a portion of the risks involved in conducting our business. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

In a speech on April 13, 2011, President Obama stated his intention to propose corporate tax reform during the coming year. In addition, discussion of corporate tax reform has arisen as part of debt ceiling and deficit reduction negotiations among the President and Congressional leaders. In his April speech, the President’s stated objectives for corporate tax reform included lowering the corporate tax rate and broadening the corporate tax base. At this time, the President has not offered details as to what specific changes to the tax code he will propose. It is possible that the President might reiterate some of the proposals he made in his budget last year. Those proposals would, among other things, limit the use of foreign tax credits to reduce residual U.S. income tax on non-U.S. source income and defer the deduction of interest attributable to non-U.S. source income of foreign subsidiaries. We cannot determine whether these proposals will be reintroduced, modified or enacted, whether other proposals unknown at this time will be made or the extent to which the corporate tax rate might be reduced and ameliorate the adverse impact of base broadening proposals. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We may be unable to realize synergies or other benefits, including tax savings, expected to result from any acquisitions, joint ventures or other transactions or investments we may undertake, or be unable to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits. Realization of the anticipated benefits of acquisitions or other transactions could take longer than expected, and implementation difficulties, unforeseen expenses, complications and delays, market factors or a deterioration in domestic and global economic conditions could alter the anticipated benefits of any such transactions. We may also compete for certain acquisition targets with companies having greater financial resources than us or other advantages over us that may prevent us from acquiring a target. We also may inherit legal, regulatory and other risks that accrued prior to the acquisition, whether known or unknown to us. These factors could impair our growth and ability to compete, require us to focus additional resources on integration of operations rather than other profitable areas, or otherwise cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Effective internal controls are necessary for Mylan to provide reasonable assurance with respect to its financial reports. We are spending a substantial amount of management time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In the U.S., such regulations include the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2011	—	—	—	—
May 1 - May 31, 2011	12,341,182	$23.90	12,341,182	$55,054,643
June 1 - June 30, 2011	2,431,824	$22.64	2,431,824	—

Total	14,773,006	$23.69	14,773,006	$—

(1)

On May 3, 2011, the Company announced that its Board of Directors had approved the repurchase of up to $350 million of the Company’s common stock and other securities, either in the open market or through privately-negotiated transactions. The repurchase was completed by June 30, 2011.

(2)	The number of shares purchased is based on the purchase date and not the settlement date.

(3)	Average price per share includes commissions.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

3.2	Bylaws of the registrant, as amended to date, filed as Exhibit 3.2 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.

4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.

4.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.

4.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.

4.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.

4.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.

4.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.4	Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

4.5	Indenture, dated as of May 19, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 19, 2010, and incorporated herein by reference.

4.6	Indenture, dated as of November 24, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on November 24, 2010, and incorporated herein by reference.

10.1	First Amendment, dated as of May 11, 2011, to Amended and Restated Credit Agreement dated as of December 20, 2007, among the registrant, Mylan Luxembourg 5 S.àr.l., certain lenders and JPMorgan Chase Bank, National Association, as Administrative Agent.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc. (Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Chairman and Chief Executive Officer
(Principal Executive Officer)

July 27, 2011

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

July 27, 2011

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting Officer and Corporate Controller
(Principal Accounting Officer)

July 27, 2011

EXHIBIT INDEX

10.1	First Amendment, dated as of May 11, 2011, to Amended and Restated Credit Agreement dated as of December 20, 2007, among the registrant, Mylan Luxembourg 5 S.àr.l., certain lenders and JPMorgan Chase Bank, National Association, as Administrative Agent.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase