Form 10-Q
period 2011-09-30
MYLAN INC.
filed 2011-10-26
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 20, 2011
$0.50 par value	426,512,086

MYLAN INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended

September 30, 2011

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

	Period Ended September 30,
	Three Months		Nine Months
	2011	2010	2011	2010
	(Unaudited; in thousands, except per share amounts)
Revenues:
Net revenues	$1,572,341	$1,344,999	$4,579,215	$3,979,648
Other revenues	3,415	10,114	19,375	36,375

Total revenues	1,575,756	1,355,113	4,598,590	4,016,023
Cost of sales	917,365	775,056	2,679,825	2,377,818

Gross profit	658,391	580,057	1,918,765	1,638,205

Operating expenses:
Research and development	70,847	71,992	218,651	200,076
Selling, general and administrative	319,389	272,285	913,604	796,420
Litigation settlements, net	2,247	1,462	28,457	14,299

Total operating expenses	392,483	345,739	1,160,712	1,010,795

Earnings from operations	265,908	234,318	758,053	627,410
Interest expense	85,772	87,536	254,836	239,985
Other income (expense), net	12,073	(15,269)	22,543	(29,437)

Earnings before income taxes and noncontrolling interest	192,209	131,513	525,760	357,988
Income tax provision (benefit)	34,831	(12,026)	116,851	33,245

Net earnings	157,378	143,539	408,909	324,743
Net (earnings) loss attributable to the noncontrolling interest	(680)	(356)	(1,590)	525

Net earnings attributable to Mylan Inc. before preferred dividends	156,698	143,183	407,319	325,268
Preferred dividends	—	34,759	—	104,276

Net earnings attributable to Mylan Inc. common shareholders	$156,698	$108,424	$407,319	$220,992

Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.37	$0.35	$0.94	$0.72

Diluted	$0.36	$0.33	$0.92	$0.71

Weighted average common shares outstanding:
Basic	426,412	309,446	432,265	308,470

Diluted	431,587	437,921	441,817	313,014

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited; in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$512,837	$662,052
Restricted cash	9,329	23,972
Marketable securities	30,249	29,085
Accounts receivable, net	1,280,011	1,157,081
Inventories	1,386,541	1,240,271
Deferred income tax benefit	191,858	258,731
Prepaid expenses and other current assets	198,213	188,251

Total current assets	3,609,038	3,559,443
Property, plant and equipment, net	1,238,762	1,209,342
Intangible assets, net	2,226,283	2,501,150
Goodwill	3,558,677	3,599,334
Deferred income tax benefit	75,306	58,284
Other assets	410,052	609,251

Total assets	$11,118,118	$11,536,804

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$532,921	$564,706
Short-term borrowings	175,010	162,451
Income taxes payable	55,492	15,106
Current portion of long-term debt and other long-term obligations	685,331	7,319
Deferred income tax liability	1,368	2,457
Other current liabilities	924,812	1,057,573

Total current liabilities	2,374,934	1,809,612
Long-term debt	4,483,221	5,263,376
Other long-term obligations	337,207	370,321
Deferred income tax liability	428,619	478,094

Total liabilities	7,623,981	7,921,403

Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 530,126,658 and 525,817,549 as of September 30, 2011 and December 31, 2010	265,063	262,909
Additional paid-in capital	3,783,115	3,849,682
Retained earnings	1,291,029	883,710
Accumulated other comprehensive earnings	43,871	171,867

	5,383,078	5,168,168
Noncontrolling interest	12,580	13,522
Less: treasury stock — at cost
Shares: 103,641,547 and 89,707,087 as of September 30, 2011 and December 31, 2010	1,901,521	1,566,289

Total equity	3,494,137	3,615,401

Total liabilities and equity	$11,118,118	$11,536,804

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2010
	(Unaudited; in thousands)
Cash flows from operating activities:
Net earnings	$408,909	$324,743
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	386,451	309,872
Stock-based compensation expense	32,803	24,156
Change in estimated sales allowances	(43,176)	6,096
Deferred income tax expense (benefit)	1,443	(78,450)
Other non-cash items	73,642	104,486
Litigation settlements, net	28,457	14,299
Changes in operating assets and liabilities:
Accounts receivable	(82,286)	64,721
Inventories	(181,548)	(69,340)
Trade accounts payable	(51,902)	8,365
Income taxes	45,823	80,883
Deferred revenue	(999)	20,602
Other operating assets and liabilities, net	(191,279)	(73,485)

Net cash provided by operating activities	426,338	736,948

Cash flows from investing activities:
Capital expenditures	(168,474)	(96,270)
Change in restricted cash	15,007	24,856
Cash paid for acquisitions, net	—	(556,112)
Proceeds from sale of property, plant and equipment	2,400	4,947
Purchase of marketable securities	(3,363)	(7,835)
Proceeds from sale of marketable securities	1,855	4,739
Other items, net	(477)	4,975

Net cash used in investing activities	(153,052)	(620,700)

Cash flows from financing activities:
Cash dividends paid	—	(104,276)
Payment of financing fees	(237)	(23,704)
Cash paid for warrant amendment and exchange	(149,947)	—
Purchase of common stock	(349,998)	—
Change in short-term borrowings, net	22,722	(45,036)
Proceeds from issuance of long-term debt	—	1,569,300
Payment of long-term debt	(6,152)	(1,305,224)
Proceeds from exercise of stock options	65,035	37,215
Other items, net	6,284	—

Net cash (used in) provided by financing activities	(412,293)	128,275

Effect on cash of changes in exchange rates	(10,208)	(14,118)

Net (decrease) increase in cash and cash equivalents	(149,215)	230,405
Cash and cash equivalents — beginning of period	662,052	380,516

Cash and cash equivalents — end of period	$512,837	$610,921

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

The interim results of operations for the three and nine months ended September 30, 2011 and the interim cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim periods. The estimated annual effective tax rate for 2011 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2011 U.S. tax liabilities.

2.	Revenue Recognition and Accounts Receivable

Mylan recognizes revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs, are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the nine months ended September 30, 2011. Such allowances were $695.9 million and $751.8 million at September 30, 2011 and December 31, 2010. Other current liabilities include $166.8 million and $167.0 million at September 30, 2011 and December 31, 2010, for certain sales allowances and other adjustments that are paid to indirect customers.

3.	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued revised disclosure guidance for employers that participate in multiemployer plans. The amended guidance requires that employers provide additional quantitative and qualitative disclosures for multiemployer plans. The amended guidance is effective for annual periods ending after December 15, 2011. The adoption of the amended guidance in future periods will not materially impact the Company’s results of operations, financial position or cash flows.

In June 2011, the FASB issued revised accounting guidance for the presentation of comprehensive income. Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. The amended guidance is effective for fiscal years beginning after December 15, 2011, and it must be applied retrospectively. The adoption of the amended guidance in future periods will not materially impact the Company’s results of operations, financial position or cash flows.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

4.	Acquisitions

Bioniche Pharma

On September 7, 2010, the Company completed the acquisition of 100% of the outstanding equity in Bioniche Pharma Holdings Limited (“Bioniche Pharma”), a privately held, global injectable pharmaceutical company. The Company financed the transaction using a combination of cash on hand and long-term borrowings. In accordance with GAAP guidance regarding business combinations, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective fair values.

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

Three research projects represent approximately 60% of the total fair value of IPR&D, and, combined, these projects had an expected cost to complete of less than $10 million as of the acquisition date. All projects are in various stages of completion, but are expected to begin producing a benefit to the Company by 2013. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. Refer to Note 8 Goodwill and Intangible Assets for information regarding the Company’s annual impairment review of these IPR&D assets.

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

The unaudited pro forma financial information for the period below includes the following charges directly attributable to the accounting for the acquisition: amortization of intangibles of $6.8 million and $20.3 million for the three and nine months ended September 30, 2010. In addition, the unaudited pro forma financial information for the period presented includes the effects of certain additional borrowings used to purchase Bioniche Pharma as if they occurred on January 1, 2009.

(Unaudited; in thousands, except per share amounts)	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Total revenues	$1,386,730	$4,127,302

Net earnings attributable to Mylan Inc. before preferred dividends	135,602	307,306
Preferred dividends	34,759	104,276

Net earnings attributable to Mylan Inc. common shareholders	$100,843	$203,030

Earnings per common share attributable to Mylan Inc. common shareholders
Basic	$0.33	$0.66

Diluted	$0.31	$0.65

Weighted average common shares outstanding:
Basic	309,446	308,470

Diluted	437,921	313,014

5.	Stock-Based Incentive Plan

Mylan’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 37,500,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Stock option awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. Pursuant to the 2003 Plan, no more than 8,000,000 shares may be issued as restricted shares, restricted units, performance shares and other stock-based awards.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Upon approval of the 2003 Plan, no further grants of stock options have been made under any other plan. However, there are stock options outstanding from frozen or expired plans and other plans assumed through acquisitions.

The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2010	23,840,049	$15.99
Options granted	4,548,178	22.63
Options exercised	(4,325,376)	15.12
Options forfeited	(472,966)	18.21

Outstanding at September 30, 2011	23,589,885	$17.39

Vested and expected to vest at September 30, 2011	22,491,500	$17.29

Options exercisable at September 30, 2011	15,594,369	$16.03

As of September 30, 2011, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.10 years, 5.98 years and 4.71 years, respectively. Also at September 30, 2011, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $35.5 million, $34.3 million and $29.2 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of September 30, 2011 and the changes during the nine months ended September 30, 2011 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2010	2,339,410	$15.36
Granted	1,147,408	22.70
Released	(1,120,910)	13.19
Forfeited	(59,584)	16.64

Nonvested at September 30, 2011	2,306,324	$20.03

As of September 30, 2011, the Company had $57.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.85 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the nine months ended September 30, 2011 and September 30, 2010 was $61.2 million and $32.6 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Balance Sheet Components

Selected balance sheet components consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Inventories:
Raw materials	$375,516	$337,087
Work in process	238,670	230,243
Finished goods	772,355	672,941

	$1,386,541	$1,240,271

Property, plant and equipment:
Land and improvements	$73,616	$73,267
Buildings and improvements	671,337	670,639
Machinery and equipment	1,345,627	1,264,750
Construction in progress	197,814	164,923

	2,288,394	2,173,579
Less accumulated depreciation	1,049,632	964,237

	$1,238,762	$1,209,342

Other current liabilities:
Legal and professional accruals, including litigation reserves	$202,554	$246,064
Payroll and employee benefit plan accruals	188,937	185,953
Accrued sales allowances	166,833	166,997
Accrued interest	45,492	88,430
Fair value of financial instruments	43,173	33,395
Other	277,823	336,734

	$924,812	$1,057,573

7.	Earnings per Common Share attributable to Mylan Inc.

Basic earnings per common share is computed by dividing net earnings attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings attributable to Mylan Inc. common shareholders by the weighted average number of shares outstanding during the period increased by the number of additional shares that would have been outstanding related to potentially dilutive securities or instruments, if the impact is dilutive.

On November 15, 2010, pursuant to its terms, the Company’s 6.50% mandatorily convertible preferred stock converted into 125,234,172 shares of Mylan’s common stock, and Mylan is no longer obligated to pay dividends. With respect to the Company’s convertible preferred stock, for the three and nine months ended September 30, 2010, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method. The preferred stock was convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock. For the three months ended September 30, 2010, the if-converted method was dilutive; therefore, the preferred stock conversion was included in the computation of diluted earnings per share. For the nine months ended September 30, 2010, the if-converted method was anti-dilutive; therefore, the preferred stock conversion was excluded from the computation of diluted earnings per share.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

On September 15, 2008, concurrent with the sale of $575.0 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Cash Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the conversion reference rate for the Cash Convertible Notes. The sold warrants had an exercise price of $20.00 and will be net share settled, meaning that Mylan will issue a number of shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. The warrants meet the definition of derivatives under the guidance in FASB Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging (“ASC 815”); however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40 Contracts in Entity’s Own Equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets.

In the third quarter of 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) with new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. All other terms and settlement provisions of the Old Warrants remain unchanged in the New Warrants. As part of the amendments, the Company paid the holders of the Old Warrants approximately $3.66 per warrant or approximately $150 million in total. Under the provisions of ASC 815-40, the Company recorded the payment as a reduction of shareholders’ equity in the Condensed Consolidated Balance Sheets as the Old Warrants were classified in permanent equity. The New Warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40, the New Warrants have also been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets.

For the three and nine months ended September 30, 2011, the average market value of the Company’s shares exceeded the exercise price of the Old Warrants, and as a result, the Company has included 1.2 million and 4.3 million shares, respectively, in the calculation of the diluted earnings per share, which includes the weighted average impact of the amendments entered into during the third quarter of 2011. The average market value of the Company’s shares did not exceed the exercise price of the Old Warrants during the three and nine months ended September 30, 2010. The average market value of the Company’s shares did not exceed the exercise price of the New Warrants during the three and nine months ended September 30, 2011.

On May 3, 2011, the Company announced that its Board of Directors had approved the repurchase of up to $350 million of the Company’s common stock and other equity securities, either in the open market or through privately-negotiated transactions. During the second quarter of 2011, the repurchase program was completed with approximately 14.8 million shares of common stock being repurchased for approximately $350 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. before preferred dividends	$156,698	$143,183	$407,319	$325,268
Less: Preferred dividends	—	34,759	—	104,276

Net earnings attributable to Mylan Inc. common shareholders	$156,698	$108,424	$407,319	$220,992

Shares (denominator):
Weighted average common shares outstanding	426,412	309,446	432,265	308,470

Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.37	$0.35	$0.94	$0.72

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$156,698	$108,424	$407,319	$220,992
Add: Preferred dividends	—	34,759	—	—

Earnings attributable to Mylan Inc. common shareholders and assumed conversions	$156,698	$143,183	$407,319	$220,992

Shares (denominator):
Weighted average common shares outstanding	426,412	309,446	432,265	308,470
Stock-based awards and warrants	5,175	3,241	9,552	4,544
Preferred stock conversion	—	125,234	—	—

Total dilutive shares outstanding	431,587	437,921	441,817	313,014

Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.36	$0.33	$0.92	$0.71

Additional stock options or restricted stock awards were outstanding during the periods ended September 30, 2011 and 2010 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 7.5 million and 4.9 million shares for the three and nine months ended September 30, 2011, and they represented 8.6 million and 6.8 million shares for the three and nine months ended September 30, 2010.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

	Generics Segment	Specialty Segment	Total
	(In thousands)
Balance at December 31, 2010
Goodwill	$3,277,827	$706,507	$3,984,334
Accumulated impairment losses	—	(385,000)	(385,000)

	3,277,827	321,507	3,599,334
Foreign currency translation	(40,657)	—	(40,657)

	3,237,170	321,507	3,558,677
Balance at September 30, 2011
Goodwill	3,237,170	706,507	3,943,677
Accumulated impairment losses	—	(385,000)	(385,000)

	$3,237,170	$321,507	$3,558,677

Intangible assets consist of the following components:

	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
			(In thousands)
September 30, 2011
Amortized intangible assets:
Patents and technologies	20	$116,631	$81,447	$35,184
Product rights and licenses	10	3,343,110	1,347,329	1,995,781
Other (1)	8	112,619	45,551	67,068

		3,572,360	1,474,327	2,098,033
IPR&D		128,250	—	128,250

		$3,700,610	$1,474,327	$2,226,283

December 31, 2010
Amortized intangible assets:
Patents and technologies	20	$122,926	$83,563	$39,363
Product rights and licenses	10	3,323,902	1,099,103	2,224,799
Other (1)	8	143,716	55,171	88,545

		3,590,544	1,237,837	2,352,707
IPR&D		148,443	—	148,443

		$3,738,987	$1,237,837	$2,501,150

(1)	Other intangibles consist principally of customer lists and contracts.

Amortization expense, which is classified primarily within cost of sales on Mylan’s Condensed Consolidated Statements of Operations, for the nine months ended September 30, 2011 and 2010 was $273.0 million and $209.9 million, respectively, and is expected to be approximately $80.9 million for the remainder of 2011 and $322.1 million, $316.4 million, $308.8 million and $286.5 million for the years ended December 31, 2012 through 2015, respectively.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Indefinite-lived intangibles, such as the Company’s IPR&D assets, are tested at least annually for impairment, but may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.

During the quarter ended September 30, 2011, the Company performed its annual impairment review of its IPR&D assets and recorded an impairment charge in the amount of $16.2 million, which has been recorded as a component of amortization expense. These IPR&D assets were acquired as part of the Bioniche Pharma acquisition. This impairment charge resulted from the Company’s updated estimate of the fair value of these assets, which was based upon updated forecasts, compared with the assigned fair values as of the Bioniche Pharma acquisition date, September 7, 2010. The fair value was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 9. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory timeframes and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair value of the IPR&D asset and could result in additional future impairment charges.

During the nine months ended September 30, 2011, approximately $4.3 million was reclassified from acquired IPR&D to product rights and licenses.

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

As of September 30, 2011 and December 31, 2010, the Company had €679.2 million of borrowings under its senior credit agreement (the “Senior Credit Agreement”) that are designated as a hedge of its net investment in certain Euro-functional currency subsidiaries to manage foreign currency risk. The U.S. Dollar equivalent of such amounts was $914.2 million and $909.3 million at September 30, 2011 and December 31, 2010. Borrowings designated as hedges of net investments are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation adjustment component of AOCE on the Condensed Consolidated Balance Sheet until the sale or substantial liquidation of the underlying net investments.

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

As of September 30, 2011 and December 31, 2010, the total notional amount of the Company’s interest rate swaps on floating-rate debt was $500 million and $767.7 million. As of September 30, 2011, the total notional amount of the Company’s interest rate swaps on fixed-rate debt was $500 million.

Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts that were in a liability position at September 30, 2011 was $17.3 million. The Company is not subject to any obligations to post collateral under derivative instrument contracts.

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

At September 30, 2011, the convertible note hedge had a total fair value of $294.9 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Fair Values of Derivative Instruments

Derivatives Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Interest rate swaps	Prepaid expenses and other current assets	$39,780	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	8,884

Total		$39,780		$8,884

	Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Interest rate swaps	Other current liabilities	$17,340	Other current liabilities	$25,666
Foreign currency forward contracts	Other current liabilities	16,975	Other current liabilities	—
Foreign currency borrowings	Long-term debt	914,281	Long-term debt	909,255

Total		$948,596		$934,921

Fair Values of Derivative Instruments

Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,252	Prepaid expenses and other current assets	$2,668
Purchased cash convertible note hedge	Other assets	294,900	Other assets	472,400

Total		$298,152		$475,068

	Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Foreign currency forward contracts	Other current liabilities	$8,810	Other current liabilities	$7,375
Cash conversion feature of Cash Convertible Notes	Long-term debt	294,900	Long-term debt	472,400

Total		$303,710		$479,775

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
(In thousands)
Interest Rate Swaps	Interest Expense	$34,985	$—	$39,780	$—

Total		$34,985	$—	$39,780	$—

	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
(In thousands)
2018 Senior Notes	Interest Expense	$(34,985)	$—	$(39,780)	$—

Total		$(34,985)	$—	$(39,780)	$—

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands)
Foreign currency forward contracts	$(30,105)	$9,293	$(28,417)	$6,430
Interest rate swaps	2,354	7,440	5,243	10,481

Total	$(27,751)	$16,733	$(23,174)	$16,911

	Location of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
(In thousands)
Foreign currency forward contracts	Net revenues	$(267)	$(232)	$2,099	$647
Interest rate swaps	Interest expense	(466)	(5,843)	(2,655)	(28,201)

Total		$(733)	$(6,075)	$(556)	$(27,554)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Location of Gain or (Loss) Excluded from the Assessment of Hedge Effectiveness	Amount of Gain or (Loss) Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
(In thousands)
Foreign currency forward contracts	Other income (expense), net	$12,158	$(4,971)	$17,246	$(3,721)

Total		$12,158	$(4,971)	$17,246	$(3,721)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(In thousands)
Foreign currency borrowings	$7,428	$(58,079)	$(39,868)	$30,979

Total	$7,428	$(58,079)	$(39,868)	$30,979

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the nine months ended September 30, 2011 or 2010.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognizedin Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2011	2010	2011	2010
Foreign currency forward contracts	Other income (expense), net	$(19,368)	$(4,590)	$(5,244)	$(27,741)
Cash conversion feature of Cash Convertible Notes	Other income (expense), net	286,500	(43,200)	177,500	19,500
Purchased cash convertible note hedge	Other income (expense), net	(286,500)	43,200	(177,500)	(19,500)

Total		$(19,368)	$(4,590)	$(5,244)	$(27,741)

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

Financial assets and liabilities carried at fair value are classified in the following categories described above:

	September 30, 2011
	Level 1	Level 2	Total
	(In thousands)
Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$6,135	$—	$6,135

Total trading securities	6,135	—	6,135

Available-for-sale fixed income investments:
U.S. Treasuries	—	12,899	12,899
Corporate bonds	—	6,761	6,761
Agency mortgage-backed securities	—	1,652	1,652
Other	—	2,646	2,646

Total available-for-sale fixed income investments	—	23,958	23,958

Available-for-sale equity securities:
Biosciences industry	156	—	156

Total available-for-sale equity securities	156	—	156

Foreign exchange derivative assets	—	3,252	3,252
Interest rate swap derivative assets	—	39,780	39,780
Purchased cash convertible note hedge	—	294,900	294,900

Total assets at fair value (1) (2)	$6,291	$361,890	$368,181

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$25,785	$25,785
Interest rate swap derivative liabilities	—	17,340	17,340
Cash conversion feature of cash convertible notes	—	294,900	294,900

Total liabilities at fair value (1) (2)	$—	$338,025	$338,025

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2010
	Level 1	Level 2	Total
	(In thousands)
Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$3,693	$—	$3,693

Total trading securities	3,693	—	3,693

Available-for-sale fixed income investments:
U.S. Treasuries	—	12,387	12,387
Corporate bonds	—	8,116	8,116
Agency mortgage-backed securities	—	1,934	1,934
Other	—	2,573	2,573

Total available-for-sale fixed income investments	—	25,010	25,010

Available-for-sale equity securities:
Biosciences industry	382	—	382

Total available-for-sale equity securities	382	—	382

Foreign exchange derivative assets	—	19,877	19,877
Purchased cash convertible note hedge	—	472,400	472,400

Total assets at fair value (1) (2)	$4,075	$517,287	$521,362

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$7,729	$7,729
Interest rate swap derivative liabilities	—	25,666	25,666
Cash conversion feature of cash convertible notes	—	472,400	472,400

Total liabilities at fair value (1) (2)	$—	$505,795	$505,795

(1)

The Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as short-term and long-term debt obligations and trade accounts receivable and payable, are still reported at their carrying values.

(2)	None of the Company’s financial assets and liabilities measured at fair value on a recurring basis are valued using Level 3 inputs as of September 30, 2011 or December 31, 2010.

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

•

Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

experienced any significant downgrades during the nine months ended September 30, 2011 that would reduce the receivable amount owed, if any, to the Company.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2011 that would reduce the receivable amount owed, if any, to the Company.

•

Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2011 that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Long-Term Debt

A summary of long-term debt is as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Euro Tranche A Term Loans (A)	$235,847	$234,550
U.S. Tranche B Term Loans (A)	500,000	500,000
Euro Tranche B Term Loans (A)	678,434	674,705
Senior Convertible Notes (B)	586,602	565,476
Cash Convertible Notes (C)	766,466	928,344
2017 Senior Notes	550,000	550,000
2018 Senior Notes (D)	828,461	787,728
2020 Senior Notes (E)	1,014,944	1,015,848
Other	4,344	11,534

	5,165,098	5,268,185
Less: Current portion	681,877	4,809

Total long-term debt	$4,483,221	$5,263,376

(A)	All 2011 mandatory principal payments due under the Senior Credit Agreement were prepaid during 2009.

In May 2011, the Senior Credit Agreement was amended to increase the minimum amount of other restricted payments permitted under the Senior Credit Agreement from $50 million to $300 million.

(B)

At September 30, 2011, the $586.6 million of debt is net of a $13.4 million discount. At December 31, 2010, the $565.5 million of debt is net of a $34.5 million discount. As of September 30, 2011, the effective conversion rate for the Senior Convertible Notes was 42.156 shares of common stock per $1,000 principal

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

amount of notes, representing a stock price of $23.72 per share, reflecting the Company’s suspension of its cash dividend. On October 3, 2011, the effective conversion rate for the Senior Convertible Notes was adjusted to 41.678 shares of common stock per $1,000 principal amount of notes, representing a stock price of $23.99 per share. As these notes are due in March 2012, this amount is now classified as a current portion of long-term debt.

(C)

At September 30, 2011, the $766.5 million consists of $471.6 million of debt ($575.0 million face amount, net of $103.4 million discount) and the bifurcated conversion feature with a fair value of $294.9 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheets at September 30, 2011. The Cash Convertible Notes will mature on September 15, 2015, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by the market price of the company’s common stock, specified distributions to common shareholders, a fundamental change, and certain time periods specified in the purchase agreement. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $294.9 million within other assets in the Condensed Consolidated Balance Sheets at September 30, 2011. At December 31, 2010, the $928.3 million consisted of $455.9 million of debt ($575.0 million face amount, net of $119.1 million discount) and the bifurcated conversion feature with a fair value of $472.4 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheets. The purchased call options are assets recorded at their fair value of $472.4 million within other assets in the Condensed Consolidated Balance Sheets at December 31, 2010.

As of September 30, 2011, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the September 30, 2011 period, was more than 130% of the applicable conversion reference price of $13.32 at September 30, 2011, the $575.0 million of Cash Convertible Notes were convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

(D)

At September 30, 2011, the $828.5 million of debt is net of a $11.3 million discount. At December 31, 2010, the $787.7 million of debt is net of a $12.3 million discount. In 2011, the Company entered into interest rate swaps which convert $500.0 million of principal debt to a variable rate. The variable rate is 3.25% at September 30, 2011. The $828.5 million of debt includes a mark to market adjustment of $39.8 million associated with these interest rate swaps.

(E)	At September 30, 2011, the $1.02 billion of debt includes a $14.9 million premium. At December 31, 2010, the $1.02 billion of debt includes a $15.8 million premium.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Details of the interest rates in effect at September 30, 2011 and December 31, 2010 on the outstanding borrowings under the Term Loans are in the table below:

	September 30, 2011
	Outstanding	Basis	Rate
	(In thousands)
Euro Tranche A Term Loans	$235,847	EURIBO + 2.75%	4.11%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2012 (1)	$500,000	Fixed	6.60%
Euro Tranche B Term Loans	$678,434	EURIBO + 3.25%	4.60%

	December 31, 2010
	Outstanding	Basis	Rate
	(In thousands)
Euro Tranche A Term Loans	$234,550	EURIBO + 2.75%	3.66%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2012 (1)	$500,000	Fixed	6.60%
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011 (1)	$267,740	Fixed	5.38%
Floating Rate	406,965	EURIBO + 3.25%	4.11%

Total Euro Tranche B Term Loans	$674,705

(1)	Designated as a cash flow hedge of expected future borrowings under the Senior Credit Agreement

At September 30, 2011, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.01 billion, and at December 31, 2010, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.06 billion. At September 30, 2011 and December 31, 2010, the fair value of the Cash Convertible Notes was approximately $831.4 million and $996.2 million.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at September 30, 2011, at notional amounts, are as follows for each of the periods ending December 31:

	Euro Tranche A Term Loans	U.S. Tranche B Term Loans	Euro Tranche B Term Loans	Senior Convertible Notes	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Total
	(In thousands)
2011	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012	117,923	—	7,067	600,000	—	—	—	—	724,990
2013	117,924	—	7,067	—	—	—	—	—	124,991
2014	—	500,000	664,300	—	—	—	—	—	1,164,300
2015	—	—	—	—	575,000	—	—	—	575,000
Thereafter	—	—	—	—	—	550,000	800,000	1,000,000	2,350,000

Total	$235,847	$500,000	$678,434	$600,000	$575,000	$550,000	$800,000	$1,000,000	$4,939,281

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

11.	Comprehensive Earnings

Comprehensive earnings consist of the following:

	Three Months Ended September 30,
	2011		2010
	(In thousands)
Net earnings		$157,378		$143,539
Other comprehensive (loss) earnings, net of tax, as applicable:
Foreign currency translation adjustment		(383,108)		424,463
Change in unrecognized gains and prior service cost related to post-retirement plans, net of tax		155		8
Net unrecognized (loss) gain on derivatives, net of tax		(27,484)		16,965
Unrealized gains on available-for-sale securities
Net unrealized gains on available-for-sale securities, net of tax	145		176
Less: Reclassification for (losses) gains included in net earnings	(88)	57	14	190

Total other comprehensive (loss) earnings, net of tax, as applicable:		(410,380)		441,626

Comprehensive (loss) earnings		(253,002)		585,165
Comprehensive earnings attributable to the noncontrolling interest		(680)		(356)

Comprehensive (loss) earnings attributable to Mylan Inc.		$(253,682)		$584,809

	Nine Months Ended September 30,
	2011		2010
	(In thousands)
Net earnings		$408,909		$324,743
Other comprehensive (loss) earnings, net of tax, as applicable:
Foreign currency translation adjustment		(103,178)		90,206
Change in unrecognized gains and prior service cost related to post-retirement plans, net of tax		482		4,452
Net unrecognized (loss) gain on derivatives, net of tax		(25,273)		17,143
Unrealized (losses) gains on available-for-sale securities
Net unrealized gains on available-for-sale securities, net of tax	99		489
Less: Reclassification for (losses) gains included in net earnings	(127)	(28)	171	660

Total other comprehensive (loss) earnings, net of tax, as applicable:		(127,997)		112,461

Comprehensive earnings		280,912		437,204

Comprehensive (earnings) loss attributable to the noncontrolling interest		(1,590)		525

Comprehensive earnings attributable to Mylan Inc.		$279,322		$437,729

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accumulated other comprehensive earnings, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
Accumulated other comprehensive earnings:
Net unrealized gain on available-for-sale securities, net of tax	$1,019	$1,047
Net unrecognized losses and prior service costs related to post retirement plans, net of tax	(4,167)	(4,650)
Net unrecognized losses on derivatives, net of tax	(34,867)	(9,594)
Foreign currency translation adjustment	81,886	185,064

	$43,871	$171,867

12.	Shareholders’ Equity

A summary of the change in shareholders’ equity for the nine months ended September 30, 2011 and 2010 is as follows:

	Total Mylan Inc. Shareholders’ Equity	Noncontrolling Interest	Total
	(In thousands)
December 31, 2010	$3,601,879	$13,522	$3,615,401
Net earnings	407,319	1,590	408,909
Other comprehensive earnings	(127,997)	—	(127,997)
Share repurchase	(349,998)	—	(349,998)
Warrant amendment and exchange	(149,947)	—	(149,947)
Stock option activity	65,035	—	65,035
Stock compensation expense	32,803	—	32,803
Issuance of restricted stock, net of shares withheld	(6,093)	—	(6,093)
Purchase of subsidiary shares from noncontrolling interest	(2,607)	(2,385)	(4,992)
Tax benefit of stock option plans	11,163	—	11,163
Other	—	(147)	(147)

September 30, 2011	$3,481,557	$12,580	$3,494,137

December 31, 2009	$3,131,146	$14,052	$3,145,198
Net earnings (loss)	325,268	(525)	324,743
Other comprehensive loss	112,461	—	112,461
Dividends paid on preferred stock	(104,276)	—	(104,276)
Stock option activity	37,215	—	37,215
Stock compensation expense	24,156	—	24,156
Purchase of subsidiary shares from noncontrolling interest	(4,376)	(623)	(4,999)
Tax benefit of stock option plans	4,863	—	4,863
Other	3,671	(92)	3,579

September 30, 2010	$3,530,128	$12,812	$3,542,940

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

13.	Segment Information

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

	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
	(In thousands)
Three Months Ended September 30, 2011
Total revenues
Third party	$1,361,462	$214,294	$—	$1,575,756
Intersegment	398	17,118	(17,516)	—

Total	$1,361,860	$231,412	$(17,516)	$1,575,756

Segment profitability	$393,985	$92,084	$(220,161)	$265,908

	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
	(In thousands)
Nine Months Ended September 30, 2011
Total revenues
Third party	$4,153,365	$445,225	$—	$4,598,590
Intersegment	1,200	51,402	(52,602)	—

Total	$4,154,565	$496,627	$(52,602)	$4,598,590

Segment profitability	$1,214,524	$169,729	$(626,200)	$758,053

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
	(In thousands)
Three Months Ended September 30, 2010
Total revenues
Third party	$1,213,216	$141,897	$—	$1,355,113
Intersegment	2,392	13,689	(16,081)	—

Total	$1,215,608	$155,586	$(16,081)	$1,355,113

Segment profitability	$357,393	$49,761	$(172,836)	$234,318

	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
	(In thousands)
Nine Months Ended September 30, 2010
Total revenues
Third party	$3,663,733	$352,290	$—	$4,016,023
Intersegment	34,314	47,419	(81,733)	—

Total	$3,698,047	$399,709	$(81,733)	$4,016,023

Segment profitability	$1,015,980	$104,881	$(493,451)	$627,410

(1)

Includes certain corporate general and administrative and research and development expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges, if any; and other expenses not directly attributable to segments.

14.	Contingencies

Legal Proceedings

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, pursuant to the agreement by which Mylan acquired the former Merck Generics business. An adverse outcome in any of the following proceedings, or the inability or denial of Merck KGaA to pay an indemnified claim, could have a material effect on the Company’s financial position, results of operations and cash flows.

Lorazepam and Clorazepate

On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case will now proceed before the District Court where several motions are currently pending. In connection with the Company’s appeal of the judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. This surety bond is secured by an irrevocable letter of credit for $24.5 million issued under the Senior Credit Agreement.

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of the cases that remain pending may go to trial in 2012. Mylan and its subsidiaries have denied liability and intend to defend each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010,

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan reached settlements of the Alabama, Alaska, Hawaii, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, South Carolina, and Utah state actions. The Company has also reached agreements in principle to settle the California, Florida, Idaho, New York state and county and Oklahoma actions, which settlements are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend itself in those actions. The Company had accrued approximately $157 million at December 31, 2010. Following settlements of certain of these matters and settlement payments of approximately $32 million during the nine months ended September 30, 2011, the Company has a remaining accrual of approximately $125 million at September 30, 2011. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed the amounts currently provided for. However, the range of possible loss above the amount provided for cannot be reasonably estimated.

Dey is currently a defendant in a lawsuit brought by the state AG of Louisiana and is also named as a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Dey has also reached an agreement in principle to settle the Louisiana action. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Dey was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Dey completed a settlement of this action in December 2010. These cases all have generally alleged that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for these claims and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Condensed Consolidated Statements of Operations. At September 30, 2011, the Company has accrued approximately $68 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. During the quarter ended September 30, 2011 the Company paid approximately $60 million related to this matter to Merck KGaA which was previously accrued. Substantially all of Dey’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic Modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to Modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. The deadline for filing dispositive motions was September 9, 2011, and fact discovery closed on

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

February 11, 2011. The Court has deferred briefing on dispositive motions pending issuance of the Court’s decision in the patent litigation between Cephalon and Apotex. Mylan intends to defend each of these actions vigorously.

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

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (Digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. Following the recall, approximately 1,000 lawsuits were filed against Mylan, UDL and Actavis. Most of these cases were transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remaining cases are being litigated in the state courts in which they were filed. Actavis has reached settlements in principle with the plaintiffs in a majority of the claims and lawsuits. Mylan and UDL will not contribute monetarily to the settlements, but will be dismissed with prejudice from any settled cases. Any lawsuits in which the plaintiffs choose to opt out of this settlement will continue to be litigated. As of October 6, 2011, approximately 12 plaintiffs had opted out of the settlement. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows, although the range of possible loss cannot be reasonably estimated.

EU Commission Proceedings

On or around July 8, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited), and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. Mylan Laboratories Limited is cooperating with the EU Commission in connection with the investigation. No statement of objections has been filed against Mylan Laboratories Limited in connection with its investigation. Mylan Laboratories Limited, Mylan S.A.S. and Generics [U.K.] Ltd. have received requests for information from the EU Commission in connection with this matter, and have responded and are cooperating with the Commission in this investigation.

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

U.K. Office of Fair Trading

On August 12, 2011 Generics [U.K.] Ltd. received notice that the Office of Fair Trading was initiating an investigation to explore the possible infringement of the Competition Act 1998 with respect to alleged agreements related to Paroxetine. Generics [U.K.] Ltd. has produced documents and information in connection with this inquiry and is continuing to cooperate with the investigation. No statement of objections has been filed in connection with this investigation.

Product Liability

The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin and Amnesteem. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. During 2010, the Company accrued $41.0 million in connection with certain settlements. Following these settlements, the Company has paid approximately $15.0 million during the nine months ended September 30, 2011.

There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed the amounts currently provided for. However, the range of possible loss above the amount provided for cannot be reasonably estimated.

Other Litigation

Beaufour Ipsen Pharma (“Ipsen”) sued Merck Generiques (n/k/a Mylan S.A.S.) for unfair competition on October 11, 2007, following Mylan S.A.S.’s receipt of market authorization for Vitalogink earlier in 2007 (prior to Mylan’s acquisition of the former Merck Generics business). The Commercial Court of Paris dismissed

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Ipsen’s claim in a January 2008 decision. Ipsen filed an appeal of this decision to the Paris Appeals Court in March 2008. On April 28, 2011, the Paris Appeals Court reversed the decision of the Commercial Court of Paris and found that Mylan S.A.S. is liable for unfair competition and further ordered damages against Mylan S.A.S. in the amount of €17 million (approximately $24 million), which was subsequently paid by Mylan S.A.S. The Company believes the Court erred in its decision and has filed its notice of appeal, believing that it has meritorious defenses to this claim and intends to vigorously defend itself with respect to this matter.

The Company is involved in various other legal proceedings that are considered normal to its business, including but not limited to certain proceedings assumed as a result of the acquisition of the former Merck Generics business. While it is not possible to predict the ultimate outcome of such other proceedings, the ultimate outcome of any such proceeding is not currently expected to be material to the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company,” “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three and nine months ended September 30, 2011 and the interim cash flows for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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

Executive Overview

Mylan ranks among the leading generic and specialty pharmaceutical companies in the world, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans more than 150 countries and territories. With a workforce of more than 18,000 employees and external contractors, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to customer service. Through its Indian subsidiary, Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited), Mylan operates one of the world’s largest active pharmaceutical ingredient (“API”) manufacturers with respect to the number of drug master files filed with regulatory agencies. This capability makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain.

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

Financial Summary

For the three months ended September 30, 2011, Mylan reported total revenues of $1.58 billion compared to $1.36 billion for the three months ended September 30, 2010. This represents an increase in revenues of $220.6 million, or 16.3%. Consolidated gross profit for the current quarter was $658.4 million, compared to $580.1 million in the comparable prior year period, an increase of $78.3 million, or 13.5%. For the current quarter, earnings from operations were $265.9 million, compared to $234.3 million for the three months ended September 30, 2010.

The net earnings attributable to Mylan Inc. common shareholders for the three months ended September 30, 2011 were $156.7 million, and earnings per diluted share were $0.36. In the prior year quarter ended September 30, 2010, the net earnings attributable to Mylan Inc. common shareholders were $143.2 million, or earnings per diluted share of $0.33. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”

Included in the results for the three months ended September 30, 2011 and 2010 are the following items of note:

Three months ended September 30, 2011:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $104.1 million, including a $16.2 million IPR&D asset impairment charge;

•

Interest of $12.6 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes;

•	Net charges related to the settlement of litigation of $2.2 million;

•	Additional costs, primarily restructuring related items, totaling $15.4 million; and

•	A tax effect of $53.2 million related to the above items and other income tax-related items.

Three months ended September 30, 2010:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $74.6 million;

•

Interest of $17.6 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes;

•	Net charges related to the settlement of litigation of $1.5 million;

•	Costs related to the acquisition of Bioniche Pharma of $10.9 million;

•	A loss on the sale of certain non-operating assets of $4.9 million;

•	Additional costs, primarily integration and restructuring, totaling $16.0 million; and

•	A tax effect of $79.7 million related to the above items and other income tax-related items.

Mylan’s financial results for the nine months ended September 30, 2011 include total revenues of $4.60 billion compared to $4.02 billion for the nine months ended September 30, 2010, representing an increase of $582.6 million, or 14.5%. Consolidated gross profit for the nine months ended September 30, 2011 was $1.92 billion compared to $1.64 billion in the same prior year period, representing an increase of $280.6 million, or 17.1%. For the nine months ended September 30, 2011, earnings from operations of $758.1 million were realized compared to $627.4 million for the same prior year period.

The net earnings attributable to Mylan Inc. common shareholders for the nine months ended September 30, 2011 were $407.3 million, and earnings per diluted share were $0.92. In the prior year period ended September 30, 2010, the net earnings attributable to Mylan Inc. common shareholders were $221.0 million, and earnings per diluted share were $0.71. A more detailed discussion of the Company’s financial statements can be found below in the section titled “Results of Operations.”

Included in the results for the nine months ended September 30, 2011 and 2010 are the following items of note:

Nine months ended September 30, 2011:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $278.1 million, including a $16.2 million IPR&D asset impairment charge;

•

Interest of $36.8 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes;

•	Net charges related to the settlement of litigation of $28.5 million;

•	Additional costs, primarily restructuring related items, totaling $46.0 million; and

•	A tax effect of $130.2 million related to the above items and other income tax-related items.

Nine months ended September 30, 2010:

•	Amortization, primarily related to purchased intangible assets associated with acquisitions, of $217.6 million;

•	Interest of $42.0 million, primarily related to the amortization of the discounts on our convertible debt instruments, net of amortization of the premium on our 2020 Senior Notes;

•	Net charges related to the settlement of litigation of $14.3 million;

•	Charges, related to refinancing, of $15.0 million, primarily swap termination fees and the write-off of deferred financing costs included in other income (expense), net;

•	Costs related to the acquisition of Bioniche Pharma of $12.5 million;

•	A loss on the sale of certain non-operating assets of $4.9 million;

•	Additional costs, primarily integration and restructuring, totaling $44.9 million; and

•	A tax effect of $165.9 million related to the above items and other income tax-related items.

Results of Operations

Three Months Ended September 30, 2011, Compared to Three Months Ended September 30, 2010

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.58 billion compared to $1.36 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.57 billion compared to $1.34 billion for the same prior year period, representing an increase of $227.3 million, or 16.9%. Other third party revenues for the current quarter were $3.4 million compared to $10.1 million in the same prior year period, a decrease of $6.7 million.

Mylan’s current quarter revenues were impacted by the effect of foreign currency translation, generally reflecting a weaker U.S. dollar as compared to the currencies in other markets in which Mylan operates. Translating third party net revenues for the current quarter at prior year comparative period foreign currency exchange rates would have resulted in year-over-year growth of approximately $177 million, or 13%.

Gross profit for the three months ended September 30, 2011 was $658.4 million and gross margins were 41.8%. For the three months ended September 30, 2010, gross profit was $580.1 million, and gross margins were 42.8%. Gross profit for the current quarter is impacted by certain purchase accounting related items, of approximately $104.1 million, as noted above. Excluding such items, gross margins would have been approximately 48%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $74.6 million. Excluding such items, gross margins in the prior year would have been approximately 48%.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 27% of total revenues in the three months ended September 30, 2011.

Generics Segment

For the current quarter, Generics third party net revenues were $1.36 billion compared to $1.20 billion in the comparable prior year period, an increase of $154.5 million, or 12.8%. Translating Generics third party net revenues for the current quarter at prior year quarter foreign currency exchange rates would have resulted in year-over-year growth of approximately $104 million, or 9%. This increase is primarily driven by increased revenue in North America, partially offset by a decrease in Europe, Middle East and Africa (collectively, “EMEA”) net revenues as discussed below. Generics sales are derived primarily in or from North America, EMEA and India, Australia, Japan, and New Zealand (collectively, “Asia Pacific”).

Third party net revenues from North America were $697.0 million for the current quarter, compared to $572.5 million for the comparable prior year period, representing an increase of $124.5 million, or 21.7%. The increase in current year net revenues was driven by new product launches, favorable pricing on existing products and incremental revenue from the Bioniche Pharma Holdings Limited (“Bioniche Pharma”) acquisition in September 2010. Products generally contribute most significantly to revenues and gross margin at the time of their launch, even more so in periods of market exclusivity or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results. Products launched by the Company subsequent to September 30, 2010 are considered new products. New product revenue in the current quarter included Mylan’s 2011 launch of Budesonide (the generic version of AstraZeneca’s Entocort EC® capsules). The increase in current quarter third party net revenues from new product launches and, to a lesser extent, acquired businesses, totaled approximately $103.0 million.

Pricing is often affected by factors outside of the Company’s control. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products.

Third party net revenues from EMEA were $350.8 million for the three-month period ended September 30, 2011, compared to $363.5 million for the comparable prior year period, a decrease of $12.7 million, or 3.5%. Translating current quarter third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year decrease in third party net revenues excluding the effect of foreign currency of approximately $40 million, or 11%. This decrease was the result of competitive market conditions, which resulted in lower pricing in a number of European markets in which Mylan operates, primarily France and Spain. These decreases were partially offset by continued market share gains in Italy, where local currency revenues increased as compared to the prior year comparative period. Lower volumes on existing products, due mainly to competitive market conditions, were offset by revenue from new product launches.

In addition to the impact that competition in EMEA has had on pricing, certain markets in which we do business, primarily Spain and Italy, have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, pro-generic government initiatives in certain markets could help to offset some of the unfavorable effect of the price reductions by potentially increasing rates of generic substitution.

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

In Asia Pacific, third party net revenues were $310.6 million for the three-month period ended September 30, 2011, compared to $267.9 million for the comparable prior year period, an increase of

$42.7 million, or 15.9%. Excluding the favorable effect of foreign currency translation, calculated as described above, the increase was approximately $23 million, or 8%. This increase is primarily driven by higher third party sales from India, with growth in third party sales in Japan also contributing.

The increase in third party net revenues in India is due to double-digit growth, excluding the effect of foreign currency, in sales of anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $48.4 million for the three months ended September 30, 2011, compared to $46.6 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, third party net revenues were favorably impacted by overall market growth. In Australia, sales were negatively impacted by lower pricing and volume on existing products, offset partially by new product introductions. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment

For the current quarter, Specialty reported third party net revenues of $213.9 million, an increase of $72.8 million, or 51.6%, from the comparable prior year period of $141.1 million. The increase was the result of higher sales of the EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions, and Dey’s Perforomist® Inhalation Solution. The EpiPen Auto-Injector is the number one epinephrine auto-injector for the treatment of severe allergic reactions with more than 95% market share in the U.S. and more than 90% market share worldwide. The increased sales of the EpiPen Auto-Injector were the result of favorable pricing and increased volumes, while the increased sales of the Perforomist Inhalation Solution were the result of increased volume.

Operating Expenses

Research and development expense (“R&D”) for the three months ended September 30, 2011 was $70.8 million, compared to $72.0 million in the same prior year period, a decrease of $1.2 million. R&D decreased due primarily to the timing of internal and external product development projects, partially offset by an unfavorable impact from foreign currency.

Selling, general and administrative expense (“SG&A”) for the current quarter was $319.4 million, compared to $272.3 million for the same prior year period, an increase of $47.1 million. SG&A increased as a result of increased payroll and payroll related costs, increased legal costs primarily due to the timing of certain litigation matters, the EpiPen Auto-Injector direct-to-consumer marketing campaign and an unfavorable impact from foreign currency.

Litigation Settlements, net

During the three months ended September 30, 2011, the Company recorded $2.2 million in net charges for litigation settlements.

Interest Expense

Interest expense for the three months ended September 30, 2011, totaled $85.8 million, compared to $87.5 million for the three months ended September 30, 2010. The decrease is primarily due to a $5.0 million decrease in non-cash interest expense, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes. Included in interest expense for the current quarter and the comparable prior year period are $12.6 million and $17.6 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes.

Other Income (Expense), net

Other income (expense), net, was income of $12.1 million in the current quarter compared to expense of $15.3 million in the comparable prior year period. Other income (expense), net, includes certain foreign exchange transaction gains and losses and interest and dividend income. Additionally, included in the prior year quarter was a $4.9 million loss on the sale of certain non-operating assets and certain non-income-based taxes related to our acquisition of Bioniche Pharma.

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010

Total Revenues and Gross Profit

For the current nine-month period, Mylan reported total revenues of $4.60 billion compared to $4.02 billion in the comparable prior year period. Third party net revenues for the current nine months were $4.58 billion compared to $3.98 billion for the same prior year period, representing an increase of $599.6 million, or 15.1%. Other third party revenues for the nine months ended September 30, 2011 were $19.4 million compared to $36.4 million in the same prior year period, a decrease of $17.0 million. Translating third party net revenues for the current quarter at prior year comparative period foreign exchange rates would have resulted in year-over-year growth of approximately $459 million, or 12%.

Gross profit for the nine months ended September 30, 2011 was $1.92 billion, and gross margins were 41.7%. For the nine months ended September 30, 2010, gross profit was $1.64 billion, and gross margins were 40.8%. Gross profit for the current year-to-date period is impacted by certain purchase accounting related items, of approximately $278.1 million, as noted above. Excluding such items, gross margins would have been approximately 48%. Prior year gross profit is also impacted by similar purchase accounting related items in the amount of $217.6 million. Excluding such items, gross margins in the prior year would have been approximately 46%.

The increase in gross margins, excluding the items noted above, can be attributed to both Generics and Specialty. The improvement in the Generics Segment was primarily the result of new product introductions, principally in North America, while gross margins in the Specialty Segment improved as a result of favorable pricing and volume on the EpiPen Auto-Injector.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 23% of total revenues in the nine months ended September 30, 2011.

Generics Segment

For the nine months ended September 30, 2011, Generics third party net revenues were $4.14 billion compared to $3.63 billion in the comparable prior year period, an increase of $504.7 million, or 13.9%. Translating Generics third party net revenues for the current quarter at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $364 million, or 10%.

Third party net revenues from North America were $2.12 billion for the nine-month period, compared to $1.71 billion for the comparable prior year period, representing an increase of $406.5 million, or 23.7%. The increase in current year net revenues was primarily driven by new product launches, incremental revenue from the Bioniche Pharma acquisition in September 2010 and increased sales of certain existing products. The effect of foreign currency translation was insignificant within North America.

The increase in current year third party net revenues from new product launches and, to a lesser extent, acquired businesses, totaled approximately $357.9 million.

North American third party net revenues from existing products increased year over year as a result of higher volumes, partially offset by a decrease in pricing. The lower pricing in the nine-month period was generally the result of increased competition on existing products. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. The effect of foreign currency translation was insignificant within North America.

Third party net revenues from EMEA were $1.12 billion for the nine-month period ended September 30, 2011, compared to $1.15 billion for the comparable prior year period, a decrease of $30.3 million, or 2.6%. Translating current nine-month period third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a decrease in third party net revenues excluding the effect of foreign currency of approximately $99 million, or 9%. This decrease was mainly the result of competitive market conditions, which resulted in lower pricing and volume in a number of the European markets in which Mylan operates, primarily France, the United Kingdom and Germany, partially offset by strong performance in Italy and new product revenue.

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

In addition to the impact that competition in EMEA has had on pricing, certain markets in which we do business, primarily Spain and Italy, have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, pro-generic government initiatives in certain markets could help to offset some of the unfavorable effect of the price reductions by potentially increasing rates of generic substitution.

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

In Asia Pacific, third party net revenues were $897.6 million for the nine-month period ended September 30, 2011, compared to $769.1 million for the comparable prior year period, an increase of $128.5 million, or 16.7%. Excluding the favorable effect of foreign currency translation, calculated as described above, the increase was approximately $65 million, or 8%. This increase is primarily driven by higher third party sales in India and Japan.

The increase in third party net revenues in India is due to double-digit growth, excluding the effect of foreign currency, in sales of both ARV FDF generic products, which are used in the treatment of HIV/AIDS, and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $158.5 million for the nine months ended September 30, 2011, compared to $110.6 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

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

Specialty Segment

For the nine months ended September 30, 2011, Specialty reported third party net revenues of $442.7 million, an increase of $94.9 million, or 27.3%, from the comparable prior year period of $347.8 million. The increase was the result of higher sales of the EpiPen Auto-Injector and the Perforomist Inhalation Solution. The increased sales of the EpiPen Auto-Injector were the result of favorable pricing and increased volume, while the increased sales of the Perforomist Inhalation Solution were the result of increased volume.

Operating Expenses

R&D expense for the nine months ended September 30, 2011 was $218.7 million, compared to $200.1 million in the same prior year period, an increase of $18.6 million. R&D increased due primarily to the timing of internal and external product development projects, including those related to Bioniche Pharma, which was acquired in September 2010 and is part of our Mylan Institutional business, and an unfavorable impact from foreign currency.

SG&A expense for the nine months ended September 30, 2011 was $913.6 million, compared to $796.4 million for the same prior year period, an increase of $117.2 million. SG&A increased as a result of increased payroll and payroll related costs, increased legal costs primarily due to the timing of certain litigation matters and an unfavorable impact from foreign currency.

Litigation Settlements, net

During the nine months ended September 30, 2011, we recorded net unfavorable litigation charges of $28.5 million related to the potential settlement of certain ongoing matters. During the nine months ended September 30, 2010, we recorded net unfavorable litigation charges of $14.3 million.

Interest Expense

Interest expense for the nine months ended September 30, 2011, totaled $254.8 million, compared to $240.0 million for the nine months ended September 30, 2010. The increase is primarily due to interest associated with the 2017, 2018 and 2020 Senior Notes debt offerings in 2010, partially offset by lower overall debt balances on the company’s Senior Credit Facility and a decrease in non-cash interest. Included in interest expense for the current nine months and the comparable prior year period are $36.8 million and $42.0 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes.

Other Income (Expense), net

Other income (expense), net, was income of $22.5 million in the current nine-month period compared to expense of $29.4 million in the comparable prior year period. Included in other income (expense), net, are certain foreign exchange gains and losses and interest and dividend income. Additionally, included in the prior year are charges associated with the termination of certain interest rate swaps totaling $7.4 million, the write-off of previously deferred financing fees of $7.6 million, in conjunction with the debt offering during the prior period, a $4.9 million loss on the sale of certain non-operating assets and certain non-income-based taxes related to our acquisition of Bioniche Pharma.

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

Net cash provided by operating activities decreased by $310.6 million to $426.3 million for the nine months ended September 30, 2011, as compared to $736.9 million for the nine months ended September 30, 2010. The net decrease in cash provided by operating activities was principally due to the following:

•

a net decrease in the amount of cash provided by changes in accounts receivable of $147.0 million, as a result of higher receivable balances at September 30, 2011 due principally to the increase in sales in the current quarter;

•

a net increase of $112.2 million in the amount of cash used by changes in inventory balances. In the current year, inventories increased to support an expected increase in future demand, whereas in the prior year, inventory balances decreased as a result of the timing of shipments;

•

a net increase in the amount of cash used through changes in accounts payable of $60.3 million as a result of an increase in purchases to support inventory demand combined with the timing of cash payments;

•

a net decrease in the amount of cash provided by changes in income taxes of $35.1 million, driven primarily by the receipt of an income tax refund of approximately $99 million in 2010 and the timing of income tax payments in 2011;

•	a payment of $60.4 million to Merck KGaA related to the income tax benefits on indemnified litigation; and

•	an increase in payments for the settlement of litigation of approximately $55 million.

These net decreases were partially offset by an increase in net income of $84.2 million, which includes an increase in non-cash depreciation and amortization expense of $76.6 million.

Cash used in investing activities was $153.1 million for the nine months ended September 30, 2011, as compared to $620.7 million for the nine months ended September 30, 2010, a decrease of $467.6 million. Cash flows from investing activities for the nine months ended September 30, 2010 included cash paid for acquisitions of $556.1 million. Excluding these acquisitions, cash flows used in investing activities increased $88.4 million primarily as a result of an increase in capital expenditures. Capital expenditures, primarily for equipment, were $168.5 million in the current year. The increase over 2010 is the result of our previously announced planned expansions and integration plans, and includes the timing of expenditures. While there can be no assurance that current expectations will be realized, capital expenditures for the 2011 calendar year are expected to be between $250 million and $300 million.

Cash used in financing activities was $412.3 million for the nine months ended September 30, 2011, as compared to a cash inflow of $128.3 million for the nine months ended September 30, 2010. Cash used in financing activities in the current year consists primarily of approximately $350.0 million used to repurchase approximately 14.8 million shares of common stock as part of a repurchase program completed during the second quarter and $150.0 million used for the amendment and exchange of the warrants outstanding on the Cash Convertible Notes.

In the prior year nine-month period, we generated cash proceeds from the net issuance of long-term debt totaling $264.1 million. In May 2010, we completed a private placement of $550.0 million aggregate principal amount of 7.625% Senior Notes due 2017 and $700.0 million aggregate principal amount of 7.875% Senior Notes due 2020. Through a reopening of the 2020 Senior Notes during the quarter ended September 30, 2010, the

Company privately placed $300.0 million aggregate principal amount of senior notes, which were issued at a price of 105.5%, giving an effective yield to maturity of 7.087%. In the prior year nine-month period, payments of long-term debt totaled approximately $1.30 billion.

We believe that through the foregoing 2010 capital market transactions, Mylan’s debt maturity schedule was substantially improved. Mylan has no significant debt maturities in 2011. The Company has $725 million due in 2012 and $125 million due in 2013. Our current intention is to repay such amounts at maturity using available liquidity.

As of September 30, 2011, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the September 30, 2011 period was more than 130% of the applicable conversion reference price of $13.32, the $575.0 million of Cash Convertible Notes were convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (75.0751 as of October 1, 2011) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge. Should holders elect to convert, we intend to draw on our revolving credit facility to fund any principal payments. The facility is a secured revolving credit agreement expiring in October 2013, with available capacity of approximately $705 million at September 30, 2011.

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

At September 30, 2011 and December 31, 2010, we had $79.1 million and $85.4 million outstanding under existing letters of credit. Additionally, as of September 30, 2011, we had $54.8 million available under the $100.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at notional amounts at September 30, 2011 are as follows for each of the periods ending December 31:

	Euro Tranche A Term Loans	U.S. Tranche B Term Loans	Euro Tranche B Term Loans	Senior Convertible Notes	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Total
	(In thousands)
2011	$—	$—	$—	$—	$—	$—	$—	$—	$—
2012	117,923	—	7,067	600,000	—	—	—	—	724,990
2013	117,924	—	7,067	—	—	—	—	—	124,991
2014	—	500,000	664,300	—	—	—	—	—	1,164,300
2015	—	—	—	—	575,000	—	—	—	575,000
Thereafter	—	—	—	—	—	550,000	800,000	1,000,000	2,350,000

Total	$235,847	$500,000	$678,434	$600,000	$575,000	$550,000	$800,000	$1,000,000	$4,939,281

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

In October 2011, the Company announced that it intends to refinance its existing Senior Credit Agreement. The proposed $2.25 billion facility is expected to be comprised of a $1 billion revolving credit facility and a $1.25 billion Term Loan A. The facility is expected to have a five year term and include customary terms and covenants. The facility is expected to close in the fourth quarter of 2011, subject to market and other customary conditions.

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

The Company performed its annual impairment test as of April 1, 2011, and the estimated fair value of three of the four reporting units was well in excess of the carrying value of these reporting units. For the Asia Pacific reporting unit, the estimated fair value of this business exceeded its carrying value by approximately 10%. The Asia Pacific reporting unit has been impacted by government pricing reform measures in Australia and Japan and increased levels of competition. As it relates to the income approach for the Asia Pacific unit, we forecasted cash flows for the next nine years. During the forecast period, the revenue compound annual growth rate (“CAGR”) was approximately 10%. A terminal value year was calculated with a 4% revenue growth rate. The CAGR in EBITDA margins was approximately 1% over the period of estimated cash flows. The discount rate utilized was 11.5%. Under the market-based approach, we utilized an estimated range of market multiples of 7.5 to 9.5 times EBITDA plus a control premium of 10%. The averaging of the two valuation methods did not significantly impact the estimated fair value of the Asia Pacific reporting unit.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For information regarding legal proceedings, refer to Note 14, “Contingencies,” in the accompanying Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

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

Over the past few years, the global economy has undergone a period of unprecedented volatility, and the economic environment may continue to be less favorable than that of past years. In particular the risk of a debt default by certain European countries or deficit reduction programs instituted by the U.S. government could negatively impact the global economy. This has led, and/or could lead, to reduced consumer and customer spending and/or reduced or eliminated third party payor coverage or reimbursement in the foreseeable future, and this may include spending on healthcare. While generic drugs present an ideal alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare, customers reduce spending or purchases, and/or if third-party payors reduce or eliminate coverage or reimbursement amounts. In addition, reduced consumer and customer spending and/or reduced third party payor coverage or reimbursement, may drive us and our competitors to decrease prices and may reduce the ability of customers to pay due balances. These conditions may have a material adverse effect on our industry, business, financial position and results of operations and may cause the market value of our common stock to decline.

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

We have grown very rapidly over the past few years, through our acquisitions of the former Merck Generics business and the former Matrix Laboratories Limited, as well as the acquisition of Bioniche Pharma in September 2010. This growth has put significant demands on our processes, systems and people. We expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage and support our rapid growth, there may be a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

In recent years, Mylan’s Indian subsidiary, Mylan Laboratories Limited, has benefited from many policies of the Government of India and the Indian state governments in the states in which it operates, which are designed to promote foreign investment generally, including significant tax incentives, liberalized import and export duties and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

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

Southern Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan, and within the countries themselves. Rioting, military activity or terrorist attacks in the future could influence the Indian economy by disrupting communications and making travel and the conduct of our business more difficult. Resulting political tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could have a material adverse effect on the market for Mylan Laboratories Limited’s products. Furthermore, if India were to become engaged in armed hostilities, particularly hostilities that were protracted or involved the threat or use of nuclear weapons, Mylan Laboratories Limited might not be able to continue its operations. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the three and nine months ended September 30, 2011, our top ten products in terms of sales, in the aggregate, represented approximately 27% and 23% of our consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with requirements of the FDA and similar requirements of similar agencies in our other markets with respect to the research, development, manufacture, quality, safety, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with regulations of the FDA and other regulators could result in fines, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the regulators may also have the authority to revoke previously granted drug approvals. Although we have internal regulatory compliance programs and policies and have had a favorable compliance history, there is no guarantee that these programs, as currently designed, will meet regulatory agency standards in the future. Additionally, despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, or if any of the noted risks occur, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

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

In addition to the new drug approval process, government agencies also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and other similar regulators. Products manufactured in our facilities must be made in a manner consistent with current good manufacturing practices or similar standards in each territory in which we manufacture. Compliance with such regulations requires substantial expenditures of time, money and effort in such areas as production and quality control to ensure full technical compliance. The FDA and other agencies periodically inspect our manufacturing facilities for compliance. Regulatory approval to manufacture a drug is site-specific. Failure to comply with good manufacturing practices and other regulatory standards at one of our manufacturing facilities could result in an enforcement action brought by the FDA or other regulatory bodies which could include withholding or withdrawing the approval of our submissions or other product applications of that facility, discontinuation of manufacture, recalls, or other adverse actions. If any regulatory body were to withhold or withdraw approval of an application, or require a recall or other adverse product action, or require one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA or other regulatory approval to manufacture at a different facility also could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We are or may be involved in various legal proceedings and certain government inquiries, including, but not limited to, patent infringement, product liability, antitrust matters, breach of contract and claims involving Medicare and/or Medicaid reimbursements, or laws relating to sales and marketing practices, some of which are described in our periodic reports, that involve claims for, or the possibility of fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties and exclusion from participation in various government healthcare-related programs. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

On September 19, 2011, President Obama submitted to the Joint Select Committee on Deficit Reduction five international tax reform proposals that the Administration stated would reduce the deficit by approximately $112 billion over 10 years. Those measures would defer deduction of interest expense related to deferred income; determine the foreign tax credit on a pooling basis; tax currently excess returns associated with transfers of intangibles offshore; clarify the definition of intangible property for purposes of Internal Revenue Code sections 367(d) and 482 to prevent inappropriate shifting of income outside the United States; and limit earnings stripping by expatriated entities. We cannot determine whether these proposals will be modified or enacted, whether other proposals unknown at this time will be made or the extent to which the corporate tax rate might be reduced and ameliorate the adverse impact of these proposals. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2011	—	—	—	—
May 1 - May 31, 2011	12,341,182	$23.90	12,341,182	$55,054,643
June 1 - June 30, 2011	2,431,824	$22.64	2,431,824	—

Total	14,773,006	$23.69	14,773,006	$—

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

ITEM 5.    OTHER INFORMATION

Potential Stock Sales in Connection with Expiring Stock Options.

Several directors of the Company, namely Robert J. Coury, Wendy Cameron, Douglas J. Leech, and Randall L. Vanderveen, Ph.D, R.Ph, have stock options that will expire during 2012 if not exercised, some as early as February. These options cover a total of 939,375 shares of our common stock. The directors may exercise these stock options prior to their expiration dates either by paying the exercise price in cash, by selling a sufficient number of shares of Mylan common stock to cover the exercise price and the related tax obligations, or by other methods permitted under the applicable plan and option agreements. The directors also may establish 10b5-1 plans in order to permit sales of common stock, without regard to whether they may be in possession of material, non-public information at the time of sale, for the purpose of funding the exercise price and any tax obligations related to the exercise of these or other stock options.

ITEM 6.    EXHIBITS

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

3.2	Bylaws of the registrant, as amended to date, filed as Exhibit 3.2 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.

4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.

4.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.

4.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.

4.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.

4.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.

4.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.4	Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

4.5	Indenture, dated as of May 19, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 19, 2010, and incorporated herein by reference.

4.6	Indenture, dated as of November 24, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on November 24, 2010, and incorporated herein by reference.

10.1	Amendment, dated September 9, 2011, to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, among the Company, Merrill Lynch International and Merrill Lynch Pierce, Fenner & Smith Incorporated.

10.2	Amendment, dated September 13, 2011, to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, between the Company and Goldman, Sachs & Co., as successor to Wells Fargo Bank, National Association.

10.3	Amendment, dated September 14, 2011, to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, between the Company and Goldman, Sachs & Co., as successor to Wells Fargo Bank, National Association.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc. (Registrant)

By:	/s/ Robert J. Coury
Robert J. Coury
Chairman and Chief Executive Officer
(Principal Executive Officer)

October 26, 2011

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

October 26, 2011

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting
Officer and Corporate Controller
(Principal Accounting Officer)

October 26, 2011

EXHIBIT INDEX

10.1	Amendment, dated September 9, 2011, to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, among the Company, Merrill Lynch International and Merrill Lynch Pierce, Fenner & Smith Incorporated.

10.2	Amendment, dated September 13, 2011, to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, between the Company and Goldman, Sachs & Co., as successor to Wells Fargo Bank, National Association.

10.3	Amendment, dated September 14, 2011, to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, between the Company and Goldman, Sachs & Co., as successor to Wells Fargo Bank, National Association.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase