Form 10-K
period 2011-12-31
MYLAN INC.
filed 2012-02-21
CIK 69499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $10,469,135,790.

The number of shares outstanding of common stock of the registrant as of February 15, 2012, was 426,933,895.

INCORPORATED BY REFERENCE

Document	Parts of Form 10-K into Which Document is Incorporated
Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2011.	III

MYLAN INC.

INDEX TO FORM 10-K

For the Year Ended December 31, 2011

PART I

ITEM 1.	Business

Mylan Inc. along with its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”) is a fully integrated global pharmaceutical company that develops, licenses, manufactures, markets and distributes generic, branded generic and specialty pharmaceuticals. Mylan ranks among the leading generic and specialty pharmaceutical companies in the world and provides products to customers in approximately 150 countries and territories. We maintain one of the industry’s broadest and highest quality product portfolios, supported by a robust product pipeline and one of the world’s largest vertically integrated active pharmaceutical ingredient (“API”) operations. Additionally, we operate a specialty business which is focused on respiratory, allergy and psychiatric therapies. Mylan was incorporated in Pennsylvania in 1970.

Overview

Throughout its history, Mylan has been recognized as a leader in the United States (“U.S.”) generic pharmaceutical market. Since 2007, Mylan has transformed itself into an established worldwide pharmaceutical leader and is currently the third largest generic and specialty pharmaceuticals company in the world, in terms of revenue. This transformation has taken place through organic growth and external expansion. Our leadership position in the U.S. generic pharmaceutical industry is the result of our ability to obtain Abbreviated New Drug Application (“ANDA”) approvals, as well as our reliable and high quality supply chain. Through the acquisitions of Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited), Merck KGaA’s, generics and specialty pharmaceutical business (the “former Merck Generics business”), Bioniche Pharma Holdings Limited (“Bioniche Pharma”) and, most recently, the respiratory delivery platform as described below, we have created a horizontally and vertically integrated platform with global scale, augmented our diversified product portfolio and further expanded our range of capabilities, all of which we believe position us well for the future.

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

On December 23, 2011, Mylan completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s, (“Pfizer’s”) proprietary dry powder inhaler delivery platform (the “Respiratory Delivery Platform”). The acquisition of the Respiratory Delivery Platform fills an important strategic gap in the Company’s product portfolio and will expand the Company’s focus on difficult-to-produce, limited competition products, and it will serve as a base for Mylan’s respiratory franchise. The Respiratory Delivery Platform and scientific expertise will also be used to develop additional branded specialty products, building upon the capabilities and assets that the Company has in place within the Specialty segment. As part of the agreement, Mylan will fund the remaining development and capital requirements to bring the products to market.

Through Mylan Laboratories Limited, an Indian subsidiary, we manufacture and supply low cost, high quality API for our own products and pipeline, as well as for third parties. Mylan Laboratories Limited is one of the world’s largest API manufacturers as measured by the number of drug master files (“DMFs”) filed with regulatory agencies. Mylan Laboratories Limited is also a leader in supplying API for the manufacturing of antiretroviral (“ARV”) drugs, which are utilized in the treatment of HIV/AIDS. Additionally, Mylan Laboratories Limited offers a line of finished dosage form (“FDF”) products in the ARV market and manufactures non-ARV FDF products that are marketed by Mylan. Mylan holds approximately 98% ownership and control in Mylan Laboratories Limited.

Mylan has a robust worldwide commercial presence in the generic pharmaceutical market, including leadership positions in France and Australia and several other key European and Asia Pacific markets, as well as a leading branded specialty pharmaceutical business focusing on respiratory, allergy and psychiatric products.

Currently, Mylan markets a global portfolio of approximately 1,100 different products covering a vast array of therapeutic categories. We offer an extensive range of dosage forms and delivery systems, including oral solids, topicals, liquids and semi-solids. In addition, we focus on those that are difficult to formulate and manufacture and typically have longer product life cycles than traditional generic pharmaceuticals, including transdermal patches, high potency formulations, injectables, controlled release and respiratory delivery products.

Mylan also has one of the deepest pipelines and largest number of products pending regulatory approval in our history. Increased sales volumes and continued leverage of our vertically integrated platform provides substantial operational efficiencies and economies of scale.

We believe that the breadth and depth of our business provides certain competitive advantages over many of our competitors in major markets in which we operate, including less dependency on any single market or product, and, as a result, we are better able to successfully compete on a global basis.

Our Operations

Mylan has two segments, “Generics” and “Specialty.” Our revenues are primarily derived from the sale of generic and branded generic pharmaceuticals, specialty pharmaceuticals and API. Our generic pharmaceutical business is conducted primarily in the U.S. and Canada (collectively, “North America”); Europe, the Middle East, and Africa (collectively, “EMEA”); and India, Australia, Japan and New Zealand (collectively, “Asia Pacific”). Our API business is conducted through Mylan Laboratories Limited, which is included within the Asia Pacific region in our Generics Segment. Our specialty pharmaceutical business is conducted by Dey Pharma, L.P. (“Dey”). Refer to Note 12 to Consolidated Financial Statements included in Item 8 in this Form 10-K for additional information related to our segments.

Generics Segment

North America

The U.S. generics market is the largest in the world, with generic prescription market revenues of $47.5 billion for the twelve months ended November 2011. Mylan holds the number two ranking in the U.S. generics prescription market in terms of both revenue and prescriptions dispensed. One in every 11 prescriptions dispensed in the U.S. is a Mylan product. Our sales in the U.S. are derived principally through our wholly-owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), our primary U.S. pharmaceutical research, development, manufacturing, marketing and distribution subsidiary, as well as through Mylan Institutional (“MI”). MI, a business platform created in 2010, that combined the product lines of Mylan Institutional LLC (formerly Bioniche Pharma USA, LLC) and Mylan Institutional Inc. (formerly UDL Laboratories, Inc.), Mylan’s unit dose business, both of which are wholly-owned subsidiaries.

MPI’s net revenues are derived primarily from the sale of solid oral dosage and transdermal patch products. MI’s net revenues are derived from the sale of its unit dose and injectable product offerings. In the U.S., we have one of the largest product portfolios among all generic pharmaceutical companies, consisting of approximately 340 products, of which approximately 305 are in capsule or tablet form in an aggregate of approximately 740 dosage strengths. Included in these totals are approximately 40 extended release products in a total of approximately 105 dosage strengths.

Also included in our U.S. product portfolio are four transdermal patch products in a total of 18 dosage strengths that are developed and manufactured by Mylan Technologies, Inc. (“MTI”), our wholly-owned transdermal technology subsidiary, and marketed and distributed by MPI. MTI’s fentanyl transdermal system (“fentanyl”) was the first AB-rated generic alternative to Duragesic® on the market and was also the first generic class II narcotic transdermal product ever approved. MTI’s fentanyl product currently remains the only AB-rated generic alternative approved in all strengths.

MI focuses on providing a differentiated product offering tailored to institutional customers throughout North America, including group purchasing organizations, wholesalers, hospitals, surgical services, home infusion service providers, long-term care facilities, correctional facilities, specialty pharmacies, veterinary clinics and retail outlets. MI re-packages and markets products, either obtained from MPI or purchased from third parties, in unit dose form, and manufactures and sells a diverse portfolio of injectable products across several therapeutic areas, with most of the Company’s sales made to customers in the U.S. MI also provides a platform for the commercialization of future biogeneric product offerings. MI has, among other product offerings, a diverse portfolio of approximately 30 injectable products (branded and generic) in a total of approximately 55 dosage strengths, across several therapeutic areas for the hospital setting, including analgesics/anesthetics, anti-infections, cardiology and oncology. In addition to the products we manufacture in the U.S., we also market approximately 50 generic products in a total of approximately 80 dosage strengths under supply and distribution agreements with other pharmaceutical companies.

We believe that the breadth and quality of our product offerings help us to successfully meet our customers’ needs and to better compete in the generic industry over the long term. We also believe that the future growth of our U.S. generics business is partially dependent upon continued acceptance of generic products as low cost alternatives to branded pharmaceuticals, a trend which is largely outside of our control. However, we believe that we can maximize the profitability of our generic product opportunities by continuing our proven track record of bringing to market high quality products that are difficult to formulate or manufacture, or for which the API is difficult to obtain. Over the last several years, in addition to fentanyl, we have successfully introduced many generic products with high barriers to entry, which continues to be meaningful contributors to our business several years after their initial launch. Additionally, we expect to achieve growth in our U.S. business by launching new products for which we may attain U.S. Food and Drug Administration (“FDA”) first-to-file status with Paragraph IV certification. As described further in the “Product Development and Government Regulation” discussion below, this Paragraph IV certification makes the product approval holder eligible for a period of generic marketing and distribution exclusivity.

Our North America revenues also include those generated by our wholly-owned subsidiary Mylan Pharmaceuticals ULC (“MPC”), which markets generic pharmaceuticals in Canada, the world’s fifth largest generic retail prescription market by value and the fourth largest generic retail prescription market by volume with revenues of $5.1 billion for the twelve months ended November 2011. MPC offers a portfolio of approximately 115 products in an aggregate of approximately 250 dosage strengths, and currently ranks fifth in terms of market share in the generic retail prescription market in Canada, based on value. As in the U.S., we believe that growth in Canada will be dependent upon acceptance of generic products as low cost alternatives to branded pharmaceuticals. Further, we plan to leverage the strength and reliability of the Mylan brand in the U.S. to foster growth throughout North America.

EMEA

Our generic pharmaceutical sales in EMEA are generated primarily by our wholly owned subsidiaries in Europe, through which we have operations in 21 countries. The types of markets within Europe vary from country to country; however, when combined, the European market is the second largest generic pharmaceutical market in the world. Within Europe, the generic retail prescription market in Germany is the largest, followed by France, the United Kingdom (“U.K.”), Spain and Italy, respectively. Of the top ten generic retail prescription markets in Europe, we hold leadership positions in several company-branded markets, including the number one market share position in France, the number two market share position in Italy and a top three market share position in Belgium, Portugal and the Netherlands. We also hold a top three market share position in the generic prescription market in the U.K.

The European generic retail prescription market varies significantly by country in terms of the extent of generic penetration, the key decision maker in terms of drug choice, and other important aspects. Some countries, including the Netherlands, Germany, the U.K. and Poland, are characterized by relatively high generic penetration, ranging between 50% and 72% of total retail prescription market sales in the twelve months ended November 2011, based on volume. Conversely, other major European markets, including France, Italy and Spain, are characterized by much lower generic penetration, ranging between 16% and 32% of total retail prescription sales in the twelve months ended November 2011, based on volume. However, recent actions taken by governments, in particular in these latter countries, to reduce healthcare costs could encourage further use of generic pharmaceutical products. In each of these underpenetrated markets, in addition to growth from new product launches, we expect our future growth to be driven by increased generic utilization.

The manner in which products are marketed also varies by country. In addition to selling pharmaceuticals under their International Nonproprietary Name (“INN”) (i.e., active ingredient), in certain European countries, there is a market for both branded generic products and “company-branded” generic products. Branded generic pharmaceutical products are given a unique brand name, as these markets tend to be more responsive to the promotion efforts generally used to promote brand products. Company-branded products generally consist of the name of the active ingredient with a prefix or suffix of the company’s name, either in whole or in part.

Some countries, such as France and Italy, permit substitution by pharmacists. In other countries, such as the U.K., most prescriptions are written using the INN, which allows the pharmacist to dispense their preferred generic. However, if the prescription is written for the brand, then the brand must be dispensed.

France

In France, through our subsidiary Mylan S.A.S., we market a retail portfolio of approximately 215 products in an aggregate of approximately 455 dosage strengths. In France, we have the highest market share, based on value, in the company-branded generic retail prescription market, with a share of approximately 28%. Our future growth in the French market is expected to come primarily from new product launches and increased generic penetration.

Italy

In Italy, we market through our subsidiary Mylan S.p.A. a portfolio of approximately 150 products in an aggregate of approximately 285 dosage strengths. In Italy, we have the second highest market share, based on value and volume, in the company-branded generic retail prescription market. We believe that the Italian generic market is underpenetrated, with company-branded retail generics representing approximately 8% of the value of the Italian pharmaceutical retail market. The Italian government has put forth only limited measures aimed at encouraging generic use, and as a result, generic substitution is still in its early stages. Our growth in the Italian generics market will be fueled by increasing generics penetration and new product launches.

Spain

In Spain, we market through our subsidiary Mylan Pharmaceuticals S.L. a portfolio of approximately 100 products in an aggregate of approximately 220 dosage strengths. In Spain, we have the seventh highest market share, based on value, in the company-branded generic retail prescription market. The company-branded generic market made up approximately 12% of the total Spanish retail pharmaceutical market by value for the twelve months ended November 2011. We view further generic penetration of the Spanish market to be a key driver of our growth in that country.

Germany

In Germany, we market through our subsidiary Mylan dura a portfolio of approximately 150 products in an aggregate of approximately 330 dosage strengths. In Germany, we have the sixth highest market share, based on value, in the company-branded generic retail prescription market. A tender system has been implemented in Germany, and as a result, health insurers play a major role in this market. Under a tender system, health insurers invite manufacturers to submit bids that establish prices for generic pharmaceuticals. Pricing pressures result from an effort to win the tender. As a result of these tenders, our business in Germany has declined, and future growth in the German marketplace will depend upon our ability to compete based primarily on price.

U.K.

In the U.K., we offer a broad product portfolio of approximately 175 products in an aggregate of approximately 315 dosage strengths. Mylan is ranked third in the U.K. generic prescription market, in terms of value, with an estimated market share of approximately 8%. Mylan is well positioned in the U.K. as a preferred supplier to wholesalers and is also focused on areas such as multiple retail pharmacies and hospitals. The U.K. generic prescription market is highly competitive, and any growth in the market will stem from new product launches, although we expect that the value will continue to be affected by price erosion.

Other EMEA Locations

We also have a notable presence in several other European company-branded generic retail prescription markets, including Portugal, the Netherlands, and Belgium, where we hold the third highest market share in terms of value, and Sweden where we have the fourth highest market share in terms of value. We also operate in several markets in Central and Eastern Europe, including Poland, Hungary, Slovakia, Slovenia and the Czech Republic. Additionally, we have an export business which is focused on Africa and the Middle East.

Our balanced geographical position, our leadership standing in many established and growing markets and our vertically integrated platform will all be keys to our future growth and success in EMEA.

Asia Pacific

We market generic pharmaceuticals in Asia Pacific through subsidiaries in Australia, New Zealand, India, Japan and Taiwan. Additionally, we market API to third parties, as well as supply to other Mylan subsidiaries, through our Indian subsidiary, Mylan Laboratories Limited. We have the highest market share in both the Australia and New Zealand generic pharmaceuticals markets.

Australia

The generic pharmaceutical market in Australia had sales of approximately $1.8 billion during the twelve months ended August 2011. Through our wholly owned subsidiary Alphapharm, we have the highest market share with an estimated 47% market share by volume in Australia, and we offer a portfolio of approximately 170 products in an aggregate of approximately 440 dosage strengths. The Australian generics market is still underdeveloped, and as a result, the government is increasingly focused on encouraging the use of generics in an effort to reduce costs. Maintaining our position of market leadership as the market undergoes further generic penetration and continued pricing pressure will be the key to our future success in Australia.

New Zealand

In New Zealand, our business operates under the name Mylan New Zealand and is the largest generics company in the country. New Zealand is a government tender market where companies submit offers and if accepted can gain exclusivity of up to three years.

Japan

Mylan Seiyaku, our wholly owned Japanese subsidiary, offers a broad portfolio of more than 380 products in an aggregate of approximately 500 dosage strengths. We also have a manufacturing and packaging facility located in Japan, which is key to serving the Japanese market. Japan is the second largest pharmaceutical market in the world, behind the U.S., and the sixth largest generic retail prescription market worldwide, with sales of approximately $5.2 billion during the twelve months ended November 2011. Currently, the market is largely composed of hospitals and clinics, but pharmacies are expected to play a greater role as generic substitution, aided by recent pro-generics government action, becomes more prevalent. The Japanese government has stated that it intends to grow generic utilization to 30% by the end of March 2013 from approximately 23% currently.

Mylan Laboratories Limited

At Mylan Laboratories Limited, our finished dosage business primarily produces ARV products, which are sold mostly outside of India, and other FDF products, which are sold to third parties by other Mylan operations around the world. Additionally, Mylan Laboratories Limited offers a line of FDF products in the ARV market and manufactures non-ARV FDF products that are marketed by Mylan. Expansion of this portfolio and an increase in product sales within India are both key drivers of future growth.

In addition to the sale of FDF products, Asia Pacific revenues are augmented by API sales. We currently have more than 250 APIs in the market or under development, and we focus our marketing efforts on regulated markets such as the U.S. and the European Union (the “EU”). We produce API for use in the manufacture of our own pharmaceutical products, as well as for use by third parties, in a wide range of categories, including anti-bacterials, central nervous system agents, anti-histamine/anti-asthmatics, cardiovasculars, anti-virals, anti-diabetics, anti-fungals, proton pump inhibitors and pain management drugs. Mylan Laboratories Limited is also a leading supplier of generic ARV APIs used in the treatment of HIV/AIDS.

Mylan Laboratories Limited has eight API and intermediate manufacturing facilities and two FDF facilities. One of the API and intermediate manufacturing facilities is located in China, with the remainder in India. Seven of the facilities, including one FDF facility, are FDA approved, which makes Mylan Laboratories Limited one of the largest companies in India in terms of FDA-approved API manufacturing capacity.

From an API standpoint, growth is dependent upon us continuing to leverage our research and development capabilities to produce high quality, low cost API, while capitalizing on the greater API volumes afforded through our vertically integrated platform.

Specialty Segment

Our specialty pharmaceutical business is conducted through Dey, which competes primarily in the respiratory, severe allergy and psychiatry markets. Dey’s portfolio consists of primarily branded specialty injectable, nebulized and transdermal products for life-threatening conditions. A significant portion of Dey’s revenues are derived through the sale of the EpiPen® Auto-Injector. In February 2012, the Company announced that it plans to change the name of Dey to Mylan Specialty.

The EpiPen Auto-Injector, which is used in the treatment of severe allergic reactions, is an epinephrine auto-injector that has been sold in the U.S. and internationally since the mid-1980s. Dey has worldwide rights to the epinephrine auto-injector, which is supplied to Dey by a wholly owned subsidiary of Pfizer. Anaphylaxis is a severe allergic reaction that is rapid in onset and may cause death, either through swelling that shuts off airways or through significant drop in blood pressure. In December 2010, the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, introduced the “Guidelines for the Diagnosis and Management of Food Allergy in the United States.” These guidelines state that epinephrine is the first line treatment for anaphylaxis. The EpiPen Auto-Injector is the number one prescribed epinephrine auto-injector with more than 95% market share in the U.S. and more than 90% market share worldwide in the defined auto-injector market during 2011. The strength of the EpiPen brand name, quality and ease of use of the product and the promotional strength of the Dey U.S. sales force have enabled us to maintain our market share.

Perforomist® Inhalation Solution, Dey’s formoterol fumarate inhalation solution, was launched in October 2007. Perforomist Inhalation Solution is a long-acting beta2-adrenergic agonist indicated for long-term, twice-daily administration in the maintenance treatment of bronchoconstriction in chronic obstructive pulmonary disorder (“COPD”) patients, including those with chronic bronchitis and emphysema. Dey has been issued several U.S. and international patents protecting Perforomist Inhalation Solution.

We believe that we can continue to drive the long-term growth of our Specialty Segment by successfully managing our existing product portfolio and bringing to market other product opportunities.

Product Development and Government Regulation

Generics Segment

North America

Prescription pharmaceutical products in the U.S. are generally marketed as either brand or generic drugs. Brand products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Brand products generally are patent protected, which provides a period of market exclusivity during which time they are sold with little or no competition for the compound, although there typically are other participants in the therapeutic area. Additionally, brand products may benefit from other periods of non-patent market exclusivity. Exclusivity normally provides brand products with the ability to maintain their profitability for relatively long periods of time, and brand products typically continue to play a significant role in the market after the end of patent protection or other market exclusivities due to physician and consumer loyalties.

Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. A reference brand drug is an approved drug product listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book”. The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) provides that generic drugs may enter the market after the approval of an ANDA, which requires that bioequivalence to a reference brand product be demonstrated, and the expiration, invalidation or circumvention of any patents on the corresponding reference brand drug, or the end of any other relevant market exclusivity periods related to the reference brand drug. Generic drugs are bioequivalent to their reference brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these reference brand products. Branded generic pharmaceutical products are generic products that are more responsive to the promotion efforts generally used to promote brand products. Growth in the generic pharmaceutical industry has been and will continue to be driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

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

New Drug Application (“NDA”) — An NDA is filed when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system, or a new indication for a previously approved drug.

ANDA — An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA’s Orange Book or for a new dosage strength or a new delivery system for a drug previously approved under an ANDA.

The ANDA development process is generally less time-consuming and complex than the NDA development process. It typically does not require new preclinical and clinical studies, because it relies on the studies establishing safety and efficacy conducted for the referenced drug previously approved through the NDA process. The ANDA process, however, does typically require one or more bioequivalence studies to show that the ANDA drug is bioequivalent to the previously approved referenced brand drug. Bioequivalence compares the bioavailability of one drug product with that of the referenced drug product containing the same active ingredient. When established, bioequivalence confirms the absence of a significant difference in the rate and extent to which the active ingredient or active moiety in pharmaceutical equivalents or pharmaceutical alternatives becomes available at the site of drug action when administered at the same molar dose under similar conditions in an appropriately designed study. Bioavailability indicates the rate and extent to which the active ingredient or active moiety is absorbed from a drug product and becomes available at the site of action.

Generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product or at the end of a period of non-patent market exclusivity. However, if an ANDA applicant files an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed in the Orange Book with respect to a reference drug product, that generic equivalent may be able to be marketed prior to the expiration of patent protection for the brand product. Such patent certification is commonly referred to as a Paragraph IV certification. If the holder of the NDA sues, claiming infringement or invalidation, within 45 days of notification by the applicant, the FDA may not approve the ANDA application until the earlier of the rendering of a court decision favorable to the ANDA applicant or the expiration of 30 months. An ANDA applicant that is first to file a Paragraph IV certification is eligible for a period of generic marketing exclusivity. This exclusivity, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with Paragraph IV certifications, lasts for 180 days, during which the FDA cannot grant final approval to other ANDA sponsors holding applications for a generic equivalent to the same reference drug.

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve an application for a generic version product. If the reference drug is a new chemical entity, the FDA may not accept an ANDA for a generic product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity, but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for reference NDA product before the expiration of three years. Certain other periods of exclusivity may be available if the referenced drug is indicated for treatment of a rare disease or is studied for pediatric indications.

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

The Biologic License Application (“BLA”) regulatory pathway was created to review and approve new applications for drugs that are typically produced in living cells. In 2010, in the context of the adoption of the Patient Protection and Affordable Care Act — H.R. 3590 and the Healthcare and Education Reconciliation Act of 2010 — H.R. 4872, an abbreviated pathway for the approval of generic versions of BLA approved products in the United States was created. This happened after legislation or regulatory guidance for abbreviated pathways for generic biologics were adopted in the past years in the EU, Japan and Canada.

In 2010, the FDA held a public hearing for all stakeholders to provide input concerning scientific and technical aspects of the agency’s implementation of the statute followed by discussions with industry stakeholders on the introduction of user fees. Mylan is a very active participant in this process.

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

In Canada, the registration process for approval of all generic pharmaceuticals has two tracks which proceed in parallel. The first track of the process involves an examination of the proposed generic product by Health Canada to ensure that the quality, safety and efficacy of the proposed generic product meet Canadian standards and bioequivalence, and the second track concerns patent rights of the brand drug owner. Companies may submit an application called an abbreviated new drug submission (“ANDS”) to Health Canada for sale of the drug in Canada by comparing the drug to another drug marketed in Canada under a Notice of Compliance (“NOC”) issued to a first person. When Health Canada is satisfied that the generic pharmaceutical product described in the ANDS satisfies the statutory requirements, it issues an NOC for that product for the uses specified in the ANDS, subject to any court order that may be made in the second track of the approval process.

The second track of the approval process is governed by the Patented Medicines NOC Regulations (“Regulations”). The owner or exclusive licensee of patents relating to the brand drug for which it has an NOC may have established a list of patents administered by Health Canada enumerating all the patents claiming the medicinal ingredient, formulation, dosage form or the use of the medicinal ingredient. It is possible that even though the patent for the API may have expired, the originator may have other patents on the list which relate to new forms of the API, a formulation or additional uses. Most brand name drugs have an associated patent list containing one or more unexpired patents claiming the medicinal ingredient itself or a use of the medicinal ingredient (a claim for the use of the medicinal ingredient for the diagnosis, treatment, mitigation or prevention of a disease, disorder or abnormal physical state or its symptoms). In its ANDS, a generic applicant must make at least one of the statutory allegations with respect to each patent on the patent list, for example, alleging that the patent is invalid or would not be infringed and explaining the basis for that allegation. In conjunction with filing its ANDS, the generic applicant is required to serve on the originator a Notice of Allegation (“NOA”), which gives a detailed statement of the factual and legal basis for its allegations in the ANDS. The originator may commence a court application within 45 days after it has been served with the NOA, if it takes the position that the allegations are not justified. When the application is filed in court and served on Health Canada, Health Canada may not issue an NOC until the earlier of the determination of the application by the court after a hearing or the expiration of 24 months from the commencement of the application. The period may be shortened or lengthened by the court in certain circumstances. An NOC can be obtained for a generic product only if the generic respondent is successful in dismissing the application under the Regulations in court. The legal costs incurred in connection with the application could be substantial.

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

The provinces and territories in Canada operate drug benefit programs through which eligible recipients receive drugs through public funding; these drugs are listed on provincial or territorial Drug Benefit Formularies (“Formularies”). Eligible recipients include seniors, persons on social assistance, low-income earners, and those with certain specified conditions or diseases. Formulary listings are also used by private payors to reimburse generic products. To be listed in a Formulary, drug products must have been issued an NOC and must comply with each jurisdiction’s individual review process to be approved through a national common drug review process. The listing recommendation is made by the Canadian Expert Drug Advisory Committee and must be approved by the applicable provincial/territorial health ministry.

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

Before a generic pharmaceutical product can be marketed in the EU, a marketing authorization must be obtained. If a generic pharmaceutical product is shown to be essentially the same as, or bioequivalent to, one that is already on the market and which has been authorized in the EU for a specified number of years, as explained in the section on data exclusivity below, no further preclinical or clinical trials are required for that new generic pharmaceutical product to be authorized. The generic applicant can file an abridged application for marketing authorization, but in order to take advantage of the abridged procedure, the generic manufacturer must demonstrate specific similarities, including bioequivalence, to the already authorized product. Access to clinical data of the reference drug is governed by the European laws relating to data exclusivity, which are outlined below. Other products, such as new dosages of established products, must be subjected to further testing, and “bridging data” in respect of these further tests must be submitted along with the abridged application.

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

Certain markets in which Mylan does business have recently undergone, some for the first time, or will soon undergo, government-imposed price reductions or similar pricing pressures on pharmaceutical products. In addition, a number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorable effect by potentially increasing generic utilization.

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

Asia Pacific

Australia

The pharmaceutical industry is one of the most highly regulated industries in Australia. The Australian government is heavily involved in the operation of the industry, as it subsidizes purchases of most pharmaceutical products through the Pharmaceutical Benefits Scheme (“PBS”) that has been in place since 1948. The Australian government agency, the Therapeutic Goods Administration (the “TGA”), regulates the quality, safety and efficacy of therapeutic goods and is responsible for granting authorization to market pharmaceutical products in Australia.

The government exerts a significant degree of control over the pharmaceuticals market through the PBS, which is a governmental program for subsidizing the cost of pharmaceuticals to Australian consumers. More than 80% of all prescription medicines sold in Australia are reimbursed by the PBS. The PBS is operated under the Commonwealth of Australia’s (“Cth”) National Health Act 1953. This statute governs matters such as who may sell pharmaceutical products, the prices at which pharmaceutical products may be sold and governmental subsidies. Commencing in 2008, Australia has undergone government-imposed reforms designed to significantly reduce the price the government pays for off patent medicines. In 2010, the government passed an act of parliament to further expand and accelerate the price reductions in the off patent market. This reform imposed further price reductions on off patent medicines impacted by the 2008 reform, an increased price reduction on the launch of the first new product brand and mandated a minimum average price cut on April 1, 2012 for many other off patent medicines not previously covered by the 2008 reform. The ongoing price disclosure system will impose further price reductions based on the weighted average price discount to pharmacists on a rolling basis each year. This has had, and could continue to have, a negative impact on sales and gross profit in this market.

For the first listing of a pharmaceutical product on the PBS, the price is determined through a full health economic analysis submitted to the Pharmaceutical Benefits Advisor Committee (a governmental advisory committee) which then makes a recommendation to the government to consider listing the product on the PBS and then negotiations commence between the Pharmaceutical Benefits Pricing Authority (a governmental agency) and pharmaceutical suppliers to determine the price and any risk sharing arrangements. The Australian government’s purchasing power is used to obtain lower prices as a means of controlling the cost of the program. The PBS also stipulates the wholesaler margin for drugs listed on the PBS. Wholesalers therefore have little pricing power over the majority of their product range and as a result are unable to increase profitability by increasing prices.

Australia has a five-year data exclusivity period, whereby any data relating to a pharmaceutical product cannot be referred to in or used in the examination by the TGA of another company’s dossier until five years after the original product was approved.

Manufacturers and suppliers of pharmaceutical products are also regulated by the TGA, which administers the Therapeutic Goods Act 1989 (Cth) (the “Act”). The Act regulates the registration, listing, quality, safety, efficacy, promotion and sale of therapeutic goods, including pharmaceuticals, supplied in Australia. The TGA carries out a range of assessment and monitoring activities to ensure that therapeutic goods available in Australia are of an acceptable standard, with a goal of ensuring that the Australian community has access, within a reasonable time, to therapeutic advances. Australian manufacturers of all medicines must be licensed under Part 3-3 of the Act, and their manufacturing processes must comply with the principles of the good manufacturing practices in Australia. Similar standards and audits apply for both domestic and foreign manufactured products.

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

Labeling, packaging and advertising of pharmaceutical products are also regulated by the Act and other relevant statutes including fair trading laws and pharmaceutical industry codes.

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

In addition to the Marketing License, a person intending to market a pharmaceutical must, for each product, obtain marketing approval from the MHLW with respect to such marketing, which we refer to herein as Marketing Approval. Marketing Approval is granted subject to examination of the name, ingredients, quantities, structure, administration and dosage, method of use, indications and effects, performance and adverse reactions, and the quality, efficacy and safety of the pharmaceutical. A person intending to obtain Marketing Approval must attach materials, such as data related to the results of clinical trials (including a bioequivalence study, in the case of generic pharmaceuticals) or conditions of usage in foreign countries. Japan provides for market exclusivity through a re- examination system, which prevents the entry of generic pharmaceuticals until the end of the re-examination period, which can be up to eight years, and ten years in the case of drugs used to treat rare diseases (“orphan drugs”).

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

Research and Development

Research and development efforts are conducted on a global basis, primarily to enable us to develop, manufacture and market approved pharmaceutical products in accordance with applicable government regulations. We have significantly bolstered our global research and development capabilities over the past several years, including through the 2010 acquisition of Bioniche Pharma, which significantly enhanced our injectables platform and our late 2011 acquisition of the Respiratory Delivery Platform. In the U.S., our largest market, the FDA is the principal regulatory body with respect to pharmaceutical products. Each of our other markets has separate pharmaceutical regulatory bodies, including, but not limited to, the Agency Francaise de Securite Sanitaire des Produicts de Sante in France, Health Canada, the Medicines and Healthcare products Regulatory Agency in the U.K., the EMA (a decentralized body of the EU), the Bundesinstitut für Arzneimittel und Medizinprodukte in Germany, the Irish Medicines Board in Ireland, the Agenzia Italiana del Farmaco in Italy, the Agencia Española de Medicamentos y Productos Sanitarios in Spain, the TGA in Australia, the MHLW in Japan, Drug Controller General of India, and the World Health Organization (“WHO”), the regulatory body of the United Nations.

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

•	development of novel controlled-release technologies and the application of these technologies to reference products;

•	development of injectable products;

•	development of unit dose oral inhalation products for nebulization;

•	development of a dry powder inhaler for the treatment of asthma and COPD;

•	development of API;

•	development of drugs that target smaller, specialized or underserved markets;

•	development of generic drugs that represent first-to-file opportunities in the U.S. market;

•	expansion of the existing solid oral dosage product portfolio, including with respect to additional dosage strengths;

•	completion of additional preclinical and clinical studies for approved NDA products required by the FDA, known as post-approval (Phase IV) commitments; and

•	conducting life-cycle management studies intended to further define the profile of products subject to pending or approved NDAs.

The success of generic biologics in the marketplace and our ability to be successful in this emerging market will depend on the implementation of balanced scientific standards for approval, while not imposing excessive clinical testing demands for well-established products. Furthermore, an efficient patent resolution mechanism and a well-defined mechanism to grant interchangeability after the establishment of bio-similarity with the reference biological product will be key elements determining our future success in this area.

We have a robust generic pipeline. As of December 31, 2011, we had approximately 1,140 country level product approvals pending. During 2011, we completed more than 740 global country level product submissions, which included 94 in North America, 389 in EMEA and 263 in Asia Pacific. These submissions included those for existing products in new markets as well as products new to the Mylan portfolio.

During the year ended December 31, 2011, we received 819 product approvals globally, including individual country level approvals. Of that total, there were 66 approvals in North America, including 49 in the U.S., 58 in Asia Pacific, 593 country level approvals in EMEA, and 102 country level approvals for ARV products. The 49 approvals in the U.S. consisted of 35 final ANDA approvals and 14 tentative ANDA approvals. The 102 country level ARV approvals consisted of 25 different products in 25 countries, of which 97 were based upon U.S. President’s Emergency Plan for AIDS Relief (“PEPFAR”) and five were received from the WHO.

As of December 31, 2011, we had 172 ANDAs pending FDA approval, representing $98.4 billion in annual sales for the brand name equivalents of these products for the twelve months ended June 30, 2011. Of those pending product applications, 42 were first-to-file Paragraph IV ANDA patent challenges, representing $26.8 billion in annual brand sales for the twelve months ended June 30, 2011.

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

Customers and Marketing

Generics Segment

In North America, we market products directly to wholesalers, distributors, retail pharmacy chains, long-term care pharmacies, mail order pharmacies and group purchasing organizations. We also market our generic products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, pharmacy benefit management companies and government entities. These customers, called “indirect customers,” purchase our products primarily through our wholesale customers.

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

Specialty Segment

Dey markets its products to a number of different customer audiences in the U.S., including health care practitioners, wholesalers, pharmacists and pharmacy chains, hospitals, payers, PBMs, HMOs, home health care, long-term care and patients. We reach these customers through our field-based sales force and National Accounts team of approximately 280 employees, to increase our customers’ understanding of the unique clinical characteristics and benefits of our branded products. Additionally, Dey supports educational programs to consumers and patients.

Major Customers

During 2011, sales to Cardinal Health, Inc. and McKesson Corporation represented 13% and 11% of consolidated net revenues, respectively. During 2010, sales to Cardinal Health, Inc. and McKesson Corporation represented 11% each of consolidated net revenues. Sales to Cardinal Health, Inc. and McKesson Corporation represented 10% each of consolidated net revenues during 2009.

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

Our competitors include other generic manufacturers, as well as brand companies that license their products to generic manufacturers prior to patent expiration or as relevant patents expire. Further regulatory approval is not required for a brand manufacturer to sell its pharmaceutical products directly or through a third-party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. Related to our Specialty Segment business, our competitors include branded manufacturers who offer products for the treatment of COPD, severe allergies and major depressive disorder, as well as brand companies that license their products to generic manufacturers prior to patent expiration.

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

Medicaid, a U.S. federal health care program, requires all pharmaceutical manufacturers to pay rebates to state Medicaid agencies. The rebates are based on the volume of drugs that are reimbursed by the states for Medicaid beneficiaries. The Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education and Reconciliation Act of 2010, which amends the PPACA, raised the rebate percentages for both generic and brand pharmaceuticals effective January 1, 2010. The required rebate is currently 13% of the average manufacturer’s price for sales of Medicaid-reimbursed products marketed under ANDAs, up from 11% for periods prior to 2010. Sales of Medicaid-reimbursed products marketed under NDAs require manufacturers to rebate the greater of approximately 23% (up from 15%) of the average manufacturer’s price or the difference between the average manufacturer’s price and the best price during a specific period. We believe that federal or state governments may continue to enact measures aimed at reducing the cost of drugs to the public.

Under Part D of the Medicare Modernization Act, Medicare beneficiaries are eligible to obtain discounted prescription drug coverage from private sector providers. As a result, usage of pharmaceuticals has increased, which is a trend that we believe will continue to benefit the generic pharmaceutical industry. However, such potential sales increases may be offset by increased pricing pressures, due to the enhanced purchasing power of the private sector providers that are negotiating on behalf of Medicare beneficiaries.

France. Generic penetration in France is relatively low compared to other large pharmaceutical markets, with low prices resulting from government initiatives. As pharmacists are the primary customers in this market, established relationships, driven by breadth of portfolio and effective supply chain management, are key competitive advantages.

Italy. The Italian generic market is relatively small due to few incentives for market stakeholders, and in part to low prices on available brand name drugs. Also to be considered is the fact that the generic market in Italy suffered a certain delay compared to other European countries due to extended patent protection. The Italian government has put forth only limited measures aimed at increasing generic usage, and as such generic substitution is still in its early stages. Pharmacists will play a key role in future market expansion, due to higher margins provided by generic versus branded products.

Spain. Spain is a rapidly growing, highly fragmented generic market with many participants. As a result of recent legislative changes, all regions within Spain will move to INN prescribing and substitution, thus making the pharmacists the key driver of generic usage. Companies compete in Spain based on being first to market, offering a wide portfolio, building strong relationships with customers and providing a consistent supply of quality products.

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

Raw Materials

Mylan utilizes a global approach to managing relationships with its suppliers. Mylan Laboratories Limited provides Mylan with significant vertical integration opportunities as a part of our global pharmaceutical platform. The APIs and other materials and supplies used in our pharmaceutical manufacturing operations are generally available and purchased from many different U.S. and non-U.S. suppliers, including Mylan Laboratories Limited. However, in some cases, the raw materials used to manufacture pharmaceutical products are available only from a single supplier. Even when more than one supplier exists, we may choose, and in some cases have chosen, only to list one supplier in our applications submitted to the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA.

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

Employees

Mylan’s global workforce includes more than 18,000 employees and external contractors. Certain production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO under a contract that expires on April 16, 2012. In addition, there are non-U.S. Mylan locations, that have employees who are unionized or part of works councils or trade unions.

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

Over the past few years, the global economy has undergone a period of significant volatility, and the economic environment may continue to be less favorable than that of past years. In particular the risk of a debt default by certain European countries and related European financial structuring efforts or deficit reduction programs instituted by the U.S. government could negatively impact the global economy. This has led, and/or could lead, to reduced consumer and customer spending and/or reduced or eliminated third party payor coverage or reimbursement in the foreseeable future, and this may include spending on healthcare. While generic drugs present an ideal alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining healthcare, customers reduce spending or purchases, and/or if third-party payors reduce or eliminate coverage or reimbursement amounts. In addition, reduced consumer and customer spending and/or reduced third party payor coverage or reimbursement, may drive us and our competitors to decrease prices and may reduce the ability of customers to pay due balances. These conditions may have a material adverse effect on our industry, business, financial position and results of operations and may cause the market value of our common stock to decline.

OUR INTEGRATION OF ACQUIRED BUSINESSES INVOLVES A NUMBER OF RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

There are a number of operational risks associated with the integration of acquired businesses. These risks include, but are not limited to, difficulties in achieving identified financial and operating synergies, cost savings, revenue synergies and growth opportunities; difficulties in consolidating information technology platforms, business applications and corporate infrastructure; our substantial indebtedness and assumed liabilities; challenges in operating in other markets outside of the U.S. that are new to us; and the unanticipated effects of export controls, exchange rate fluctuations, domestic and foreign political conditions or domestic and foreign economic conditions.

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

We have grown very rapidly over the past few years, through our acquisitions of the former Merck Generics business, the former Matrix Laboratories Limited, and the acquisition of Bioniche Pharma. This growth has put significant demands on our processes, systems and people. We expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage and support our rapid growth, there may be a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

A significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in foreign currencies, including the Euro, the Australian Dollar, the British Pound, the Canadian Dollar, the Indian Rupee and the Japanese Yen. We report our financial results in U.S. Dollars. Our results of operations and, in some cases, cash flows, could be adversely affected by certain movements in exchange rates. In particular, the risk of a debt default by certain European countries and related European financial restructuring efforts may cause volatility in the value of the Euro. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Our future revenues and profitability will depend, to an extent, upon our ability to successfully develop and/or license, or otherwise acquire and commercialize, new generic and patent or statutorily protected pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and the market is not yet proven. Likewise, product licensing involves inherent risks including uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to the supply of product meeting specifications and terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new drugs, also requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing any of such products on a timely basis, if at all, which could adversely affect our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology, including our generic biologics program and respiratory platform. We conduct research and development primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative compounds and the filing of marketing authorization applications for innovative compounds (such as NDAs in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new products, our research expenses will likely increase. Because of the inherent risk associated with research and development efforts in our industry, particularly with respect to new drugs, our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies and, as a result, we may incur total research and development costs to develop a particular product in excess of what we anticipated. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on research and development efforts and are not able, ultimately, to introduce successful new products as a result of those efforts, our business, financial position and results of operations may be materially adversely affected, and the market value of our common stock could decline.

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

Market perceptions of our business are very important to us, especially market perceptions of our brands and the safety and quality of our products. If we, or our brands, suffer from negative publicity, or if any of our products or similar products which other companies distribute are subject to market withdrawal or recall or are proven to be, or are claimed to be, harmful to consumers, then this could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline. Also, because we are dependent on market perceptions, negative publicity associated with product quality, illness or other adverse effects resulting from, or perceived to be resulting from, our products could have a material adverse impact on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

There may also be situations where we use our business judgment and decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch” situation). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the years ended December 31, 2011 and 2010, our top ten products in terms of sales, in the aggregate, represented approximately 23% of our consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

During the years ended December 31, 2011, 2010 and 2009, sales to McKesson Corporation were 11%, 11% and 10%, respectively, and sales to Cardinal Health, Inc. were 13%, 11%, and 10%, respectively, of consolidated net revenues.

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

WE DEPEND TO A LARGE EXTENT ON THIRD-PARTY SUPPLIERS AND DISTRIBUTORS FOR THE RAW MATERIALS, PARTICULARLY THE CHEMICAL COMPOUND(S) COMPRISING THE ACTIVE PHARMACEUTICAL INGREDIENT, THAT WE USE TO MANUFACTURE OUR PRODUCTS AS WELL AS CERTAIN FINISHED GOODS. AN INTERRUPTION IN THE SUPPLY OF SUCH PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We typically purchase the active pharmaceutical ingredient (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers.

Additionally, we maintain safety stocks in our raw materials inventory and, in certain cases where we have listed only one supplier in our applications with regulatory agencies, have received regulatory agency approval to use alternative suppliers should the need arise. However, there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product. An interruption in the supply of a single-sourced raw material, including the active ingredient, or finished product could cause our business, financial position and results of operations to be materially adversely affected, and the market value of our common stock could decline. In addition, our manufacturing capabilities could be impacted by quality deficiencies in the products which our suppliers provide, which could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

Certain production and maintenance employees at our largest manufacturing facility, that is located in Morgantown, West Virginia, are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO and are employed under a labor contract that expires on April 16, 2012. While we have successfully negotiated contracts in the past without labor disruption or a material increase in labor costs, there can be no assurance in this regard. Although we have taken steps to mitigate this exposure, a significant labor disruption or a material increase in labor costs resulting from such contracts could have a material adverse impact on our business, financial position and result of operations and could cause the market value of our common stock to decline.

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

The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. The Patient Protection and Affordable Care Act (“PPACA”) of 2010 included a provision requiring the Centers for Medicare and Medicaid Services (“CMS”) to publish a weighted average Average Manufacturer Price (“AMP”) for all multi-source drugs. The provision was effective October 1, 2010; however, weighted average AMP’s have not yet been published by CMS, except in draft form, and have not been implemented for use in the calculation of Federal Upper Limits (“FULs”). Although the weighted average AMP would not reveal Mylan’s individual AMP, publishing a weighted average AMP available to customers and the public at large could negatively affect our leverage in commercial price negotiations.

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

WE HAVE SIGNIFICANT INDEBTEDNESS AND WILL BE REQUIRED TO APPLY VARYING PORTIONS OF OUR CASH FLOW FROM OPERATIONS TO SERVICE OUR INDEBTEDNESS. OUR CREDIT FACILITIES, SENIOR UNSECURED NOTES, OTHER OUTSTANDING INDEBTEDNESS AND ANY ADDITIONAL INDEBTEDNESS WE INCUR IN THE FUTURE IMPOSE, OR MAY IMPOSE, SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM CAPITALIZING ON BUSINESS OPPORTUNITIES. OUR SUBSTANTIAL INDEBTEDNESS COULD LEAD TO ADVERSE CONSEQUENCES THAT MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

THE TOTAL AMOUNT OF INDEBTEDNESS RELATED TO OUR OUTSTANDING CASH CONVERTIBLE NOTES DUE 2015 (THE “CASH CONVERTIBLE NOTES”) WILL INCREASE IF OUR STOCK PRICE INCREASES. IN ADDITION, OUR OUTSTANDING 1.25% SENIOR CONVERTIBLE NOTES SETTLEMENT DUE 2012 (THE “SENIOR CONVERTIBLE NOTES”) VALUE INCREASES AS OUR STOCK PRICE INCREASES, ALTHOUGH WE DO NOT ACCOUNT FOR THIS AS AN INCREASE IN INDEBTEDNESS. ALSO, WE HAVE ENTERED INTO NOTE HEDGES AND WARRANT TRANSACTIONS IN CONNECTION WITH THE SENIOR CONVERTIBLE NOTES AND CASH CONVERTIBLE NOTES IN ORDER TO HEDGE SOME OF THE RISK ASSOCIATED WITH THE POTENTIAL INCREASE OF INDEBTEDNESS AND SETTLEMENT VALUE. SUCH TRANSACTIONS HAVE BEEN CONSUMMATED WITH CERTAIN COUNTERPARTIES, MAINLY HIGHLY RATED FINANCIAL INSTITUTIONS. ANY INCREASE IN INDEBTEDNESS, NET EXPOSURE RELATED TO THE RISK OR FAILURE OF ANY COUNTERPARTIES TO PERFORM THEIR OBLIGATIONS, COULD HAVE ADVERSE EFFECTS ON US, INCLUDING UNDER OUR DEBT AGREEMENTS, AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

We may be unable to realize synergies or other benefits, including tax savings, expected to result from any acquisitions, joint ventures or other transactions or investments we may undertake, or be unable to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits. Realization of the anticipated benefits of acquisitions or other transactions could take longer than expected, and implementation difficulties, unforeseen expenses, complications and delays, market factors or deterioration in domestic and global economic conditions could alter the anticipated benefits of any such transactions. We may also compete for certain acquisition targets with companies having greater financial resources than us or other advantages over us that may prevent us from acquiring a target. We also may inherit legal, regulatory and other risks that accrued prior to the acquisition, whether known or unknown to us. These factors could impair our growth and ability to compete, require us to focus additional resources on integration of operations rather than other profitable areas, or otherwise cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP. ANY FUTURE CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED OR NECESSARY REVISIONS TO PRIOR ESTIMATES, JUDGMENTS OR ASSUMPTIONS OR CHANGES IN ACCOUNTING STANDARDS COULD LEAD TO A RESTATEMENT OR REVISION TO PREVIOUSLY CONSOLIDATED FINANCIAL STATEMENTS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The Consolidated and Condensed Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Furthermore, although we have recorded reserves for litigation related contingencies based on estimates of probable future costs, such litigation related contingencies could result in substantial further costs. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

CHARGES TO EARNINGS RESULTING FROM ACQUISITIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Under the GAAP business combination accounting standards, we recognize the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets, including acquired in-process research and development;

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

•

identification of or changes to assumed contingent liabilities, including, but not limited to, contingent purchase price consideration, income tax contingencies and other non-income tax contingencies, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;

•	charges to our operating results to eliminate certain duplicative pre-acquisition activities, to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	accretion of contingent consideration liabilities.

A significant portion of these adjustments could be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Such charges could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of the common stock to decline.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We maintain various facilities that are used for manufacturing, research and development, warehousing, distribution and administrative functions. These facilities consist of both owned and leased properties.

The following summarizes the significant properties used to conduct our operations:

Primary Segment	Location	Status	Primary Use
Generics Segment	West Virginia	Owned	Manufacturing, R&D, Warehousing, Administrative
		Leased	Warehousing, Administrative
	North Carolina	Owned	Warehousing, Distribution
	Illinois	Owned	Manufacturing, Warehousing, Administrative
	Texas	Owned	Manufacturing, Warehousing, Administrative
		Leased	Warehousing
	Vermont	Owned	Manufacturing, Warehousing, Administrative
	Puerto Rico	Owned	Manufacturing, Warehousing, Administrative
	Canada	Owned	Warehousing, Administrative
	Germany	Leased	Administrative, Warehousing
	France	Owned	Manufacturing
		Leased	Administrative
	United Kingdom	Owned	Warehousing,
		Leased	Warehousing, R&D, Administrative
	Ireland	Owned	Manufacturing, Warehousing, Administrative
		Leased	Warehousing, Administrative
	Netherlands	Leased	Warehousing, Administrative
	Belgium	Leased	Warehousing, Administrative
	Hungary	Owned	Manufacturing, Warehousing, Administrative
	Switzerland	Leased	Administrative
	India	Owned	Manufacturing, R&D, Warehousing
		Leased	Warehousing, Administrative
	Australia	Owned	Manufacturing, Warehousing, Distribution, Administrative
		Leased	Manufacturing, Warehousing, Distribution, Administrative
	Japan	Owned	Manufacturing, Administrative, Warehousing
		Leased	Distribution, Administrative
	China	Owned	Manufacturing, Warehousing, Administrative
		Leased	Manufacturing
Specialty Segment	California	Owned	Manufacturing, Warehousing, Administrative
	New Jersey	Leased	Administrative
	Texas	Leased	Warehousing, Distribution
Corporate/Other	Pennsylvania	Owned	Administrative
		Leased	Administrative
	New York	Leased	Administrative
	Washington, D.C.	Leased	Administrative

We believe that all facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for current operations.

ITEM 3.	Legal Proceedings

For information regarding legal proceedings, refer to Note 14, “Contingencies,” in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market under the symbol “MYL.” The following table sets forth the quarterly high and low sales prices for our common stock for the periods indicated:

Year Ended December 31, 2011	High	Low
Three months ended March 31, 2011	$24.17	$20.95
Three months ended June 30, 2011	25.46	21.91
Three months ended September 30, 2011	25.00	16.99
Three months ended December 31, 2011	21.84	15.49

Year Ended December 31, 2010	High	Low
Three months ended March 31, 2010	$23.30	$16.75
Three months ended June 30, 2010	23.63	16.89
Three months ended September 30, 2010	18.99	16.55
Three months ended December 31, 2010	21.49	18.33

As of February 13, 2012, there were approximately 127,634 holders of record of our common stock, including those held in street or nominee name.

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

STOCK PERFORMANCE GRAPH

Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends) for the nine-month period ended December 31, 2007 and the calendar years ended December 31, 2008, 2009, 2010 and 2011 of $100 invested on March 31, 2007 in Mylan’s Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

	3/07	12/07	12/08	12/09	12/10	12/11
Mylan Inc.	100.00	66.73	46.94	87.46	100.28	101.84
S&P 500	100.00	104.82	66.04	83.52	96.10	98.13
Dow Jones U.S. Pharmaceuticals	100.00	104.18	85.27	101.55	103.70	123.04

ITEM 6.	Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in Item 8 in this Form 10-K. The functional currency of the primary economic environment in which the operations of Mylan and its subsidiaries in the U.S. are conducted is the U.S. Dollar. The functional currency of non-U.S. subsidiaries is generally the local currency in the country in which each subsidiary operates.

	Year Ended December 31,				2007 Transition Period(5)(6)(7)
(In thousands, except per share amounts)	2011(1)(5)	2010(2)(5)	2009(3)(5)	2008(4)(5)(7)
Statements of Operations:
Total revenues	$6,129,825	$5,450,522	$5,092,785	$5,137,585	$2,178,761
Cost of sales	3,566,461	3,233,125	3,018,313	3,067,364	1,304,313

Gross profit	2,563,364	2,217,397	2,074,472	2,070,221	874,448
Operating expenses:
Research and development	294,728	282,146	275,258	317,217	146,063
Acquired in-process research and development	—	—	—	—	1,269,036
Goodwill impairment	—	—	—	385,000	—
Selling, general and administrative	1,214,631	1,086,609	1,050,145	1,053,485	449,598
Litigation settlements, net	48,556	127,058	225,717	16,634	(1,984)

Earnings (loss) from operations	1,005,449	721,584	523,352	297,885	(988,265)
Interest expense	335,944	331,462	318,496	380,779	196,335
Other (expense) income, net	(14,869)	(34,178)	22,119	11,337	86,611

Earnings (loss) before income taxes and noncontrolling interest	654,636	355,944	226,975	(71,557)	(1,097,989)
Income tax provision (benefit)	115,833	10,402	(20,773)	128,550	53,413
Net (earnings) loss attributable to the noncontrolling interest	(1,993)	(427)	(15,177)	4,031	3,112

Net earnings (loss) attributable to Mylan Inc. before preferred dividends	536,810	345,115	232,571	(196,076)	(1,148,290)
Preferred dividends	—	121,535	139,035	139,035	15,999

Net earnings (loss) attributable to Mylan Inc. common shareholders	$536,810	$223,580	$93,536	$(335,111)	$(1,164,289)

Selected Balance Sheet data:
Total assets	$11,598,143	$11,536,804	$10,801,734	$10,409,859	$11,353,176
Working capital (8)	1,005,688	1,749,831	1,567,239	1,630,023	1,056,950
Short-term borrowings	128,054	162,451	184,352	151,109	144,355
Long-term debt, including current portion of long-term debt	5,168,226	5,268,185	4,991,335	5,082,318	5,001,878
Total equity	3,504,782	3,615,401	3,145,198	2,786,841	3,506,820
Earnings (loss) per common share attributable to Mylan Inc. common shareholders:
Basic	$1.25	$0.69	$0.31	$(1.10)	$(4.53)
Diluted	$1.22	$0.68	$0.30	$(1.10)	$(4.53)
Cash dividends declared and paid	$—	$—	$—	$—	$0.06
Weighted average common shares outstanding:
Basic	430,839	324,453	305,162	304,360	257,150
Diluted	438,785	328,979	306,913	304,360	257,150

(1)

Cost of sales in 2011 includes approximately $364.8 million primarily related to the amortization of purchased intangibles from acquisitions. In addition, the weighted average common shares outstanding include the full year effect of the conversion of the 6.50% mandatorily convertible preferred stock into approximately 125.2 million shares of common stock.

(2)

The 2010 financial data includes the results of Bioniche Pharma from September 7, 2010. Cost of sales in 2010 includes approximately $309.2 million primarily related to the amortization of purchased intangibles from acquisitions.

(3)	Cost of sales in 2009 includes approximately $282.5 million primarily related to the amortization of purchased intangibles from acquisitions.

(4)

Cost of sales in 2008 includes approximately $415.6 million related to the amortization of purchased intangibles and the amortization of the inventory step-up primarily associated with acquisitions. 2008 also includes a goodwill impairment loss of $385.0 million and impairment charges on certain other assets of $72.5 million.

(5)

Effective October 2, 2007, we changed our fiscal year end from March 31st to December 31st. The above periods include Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited) from January 8, 2007 and the former Merck Generics business from October 2, 2007. The 2007 Transition Period represents the period from April 1, 2007 to December 31, 2007.

(6)

In addition to the write-off of acquired in-process research and development of $1.27 billion, cost of sales includes approximately $148.9 million related to the amortization of purchased intangibles and the amortization of the inventory step-up primarily associated with the acquisitions of the former Merck Generics business and Mylan Laboratories Limited.

(7)

The financial data for 2008 and the 2007 Transition Period have been revised in accordance with the updated accounting guidance regarding noncontrolling interests and accounting related to the outstanding Convertible Notes, which we adopted on January 1, 2009.

(8)	Working capital is calculated as current assets minus current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (collectively the “Company,” “Mylan” “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and our other Securities and Exchange Commission (“SEC”) filings and public disclosures.

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

Executive Overview

Mylan ranks among the leading generic and specialty pharmaceutical companies in the world, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans approximately 150 countries and territories. With a workforce of more than 18,000 employees and external contractors, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to quality and customer service. Through our subsidiary Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited), Mylan operates one of the world’s largest active pharmaceutical ingredient (“API”) manufacturers with respect to the number of drug master files filed with regulatory agencies. This capability makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain. We hold a leading generics sales position in three of the world’s largest pharmaceutical markets, those being the United States (“U.S.”), France and the United Kingdom (“U.K.”), and we also hold leading sales positions in several other key generics markets, including Australia, Belgium, Italy, Portugal and Spain.

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

Acquisition of the Respiratory Delivery Platform

On December 23, 2011, we completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s (“Pfizer’s”) proprietary dry powder inhaler delivery platform (the “Respiratory Delivery Platform”). Advair® Diskus and Seretide® Diskus are inhaled fixed-dose combinations of Fluticasone Propionate and Salmeterol delivered via a dry powder inhaler and are used to treat asthma and COPD (chronic obstructive pulmonary disorder). The acquisition of the Respiratory Delivery Platform fills an important strategic gap in our product portfolio and will expand our focus on difficult-to-produce, limited competition products, and it will serve as a base for our respiratory franchise. The Respiratory Delivery Platform and scientific expertise will also be used to develop additional branded specialty products, building upon the capabilities and assets that we have in place within our Specialty segment. As part of the agreement, we will fund the remaining development and capital requirements to bring the products to market.

This transaction was accounted for as a purchase of a business with a total purchase consideration of approximately $348 million. This amount consisted of an initial cash payment of approximately $22 million, approximately $4 million in assumed liabilities and contingent consideration with an estimated fair value of approximately $322 million to be paid upon the achievement of future development and commercial milestones and the sharing of future profits.

Senior Credit Agreement Refinancing and Receivables Agreement

In November 2011, we entered into a credit agreement (the “Senior Credit Agreement”) with a syndication of banks which provided $1.25 billion in U.S. Term Loans (the “U.S. Term Loans”) and contains a $1.25 billion revolving facility (the “Revolving Facility,” and together with the U.S. Term Loans, the “Senior Credit Facilities”). The proceeds of the U.S. Term Loans and borrowings under the Revolving Facility were used to repay amounts outstanding under the 2007 Amended and Restated Credit Agreement (the “Prior Credit Agreement”) and to pay the related fees and expenses of the foregoing transactions.

In February 2012, we entered into an agreement with a syndication of banks to borrow up to $300 million secured by certain U.S. accounts receivable. This agreement has a maturity of three years and is a committed facility.

Financial Summary

For the year ended December 31, 2011, Mylan reported total revenues of $6.13 billion compared to $5.45 billion for 2010. This represents an increase of $679.3 million, or 12.5%. Consolidated gross profit for the current year was $2.56 billion, compared to $2.22 billion in the prior year, an increase of $346.0 million, or 15.6%. For the current year, earnings from operations were $1.01 billion as compared to $721.6 million in the prior year, an increase of $283.9 million or 39.3%.

The net earnings attributable to Mylan Inc. common shareholders for the current year were $536.8 million, and earnings per diluted share were $1.22. In the prior year, net earnings attributable to Mylan Inc. common shareholders were $223.6 million, or earnings of $0.68 per diluted share. A more detailed discussion of the company’s financial results can be found below in the section titled “Results of Operations.”

Included in the results for 2011 and 2010 are the following items of note:

2011:

•

Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $364.8 million, which includes a $16.2 million in-process research and development asset impairment charge;

•

Interest expense of $49.8 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes;

•	Net charges related to the settlement of litigation of $48.6 million;

•	Charges, related to the 2011 refinancing transactions of $34.0 million, primarily swap termination fees and the write-off of deferred financing costs included in other (expense) income, net;

•	Additional expenses, primarily restructuring related items totaling $57.1 million; and

•	Tax expense of $198.1 million related to the above items and other income tax related items.

2010:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $309.2 million;

•

Interest expense of $60.0 million, primarily related to the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes;

•	Net charges related to the settlement of litigation of $127.1 million;

•	Charges, related to the 2010 refinancing transactions, of $37.4 million, primarily swap termination fees and the write-off of deferred financing costs included in other (expense) income, net;

•	Costs related to the acquisition of Bioniche Pharma Holdings Limited (“Bioniche Pharma”) in September 2010 of $12.7 million;

•	Additional expenses, primarily restructuring, product transfers and loss on sale of certain non-operating assets totaling $68.5 million; and

•	Tax expense of $252.8 million related to the above items and other income tax related items; and

For comparative purposes, 2009 included the following items of note:

•	Amortization expense, primarily related to purchased intangible assets associated with acquisitions, of $282.5 million;

•	Interest expense of $42.9 million relating to the amortization of the discounts on our convertible debt instruments;

•	Other revenue of approximately $28.5 million resulting from the cancellation of product development agreements for which the revenue had been previously deferred;

•	Net charges related to the settlement of litigation of $225.7 million;

•	An upfront payment of $18.0 million made with respect to the execution of a co-development agreement;

•	Rebranding costs associated with a migration to the Mylan brand for the former Merck Generics business totaling $21.4 million;

•	Additional costs, primarily restructuring, totaling $60.7 million;

•	Tax expense of $207.5 million related to the above items and other income tax related items; and

•	Income tax expense of approximately $65.0 million related to losses recognized as a result of reorganizations among certain of our foreign subsidiaries.

2011 Compared to 2010

Total Revenues and Gross Profit

For the year ended December 31, 2011, Mylan reported total revenues of $6.13 billion compared to $5.45 billion in the prior year. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current year were $6.11 billion compared to $5.40 billion for the prior year, representing an increase of $702.0 million, or 13.0%.

Other third party revenues for the current year were $23.5 million compared to $46.3 million in the prior year, a decrease of $22.8 million, primarily due to a decrease in royalty income in 2011.

Mylan’s revenues are impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. dollar in comparison to the functional currencies of Mylan’s Euro-denominated subsidiaries, as well as the currencies of Mylan’s subsidiaries in Australia, Japan and India. The favorable impact of foreign currency translation on current year total revenues was approximately 2%.

In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, rebates, promotions, price adjustments, returns and chargebacks. See the section titled Application of Critical Accounting Policies in this Item 7, for a thorough discussion of our methodology with respect to such provisions. For 2011, the most significant amounts charged against gross revenues were $2.13 billion related to chargebacks and $1.26 billion related to incentives offered to our direct customers, such as promotions and volume related incentives. For 2010, the most significant amounts charged against gross revenues were for chargebacks in the amount of $2.07 billion and incentives offered to our direct customers in the amount of $1.27 billion.

Gross profit for the current year was $2.56 billion and gross margins were 41.8%. For 2010, gross profit was $2.22 billion, and gross margins were 40.7%. Gross profit for the current year is impacted by purchase accounting and other special items recorded during 2011, of approximately $373.2 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 48%. Prior year gross profit is also impacted by similar purchase accounting and other special items in the amount of $315.9 million. Excluding such items, gross margins in the prior year would have also been approximately 47%. The increase in gross margins is primarily the result of new products launched in the North American region of our Generics segment and favorable pricing on the EpiPen Auto-Injector in our Specialty segment and the continued vertical integration and leveraging of our manufacturing platform.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 23% of total revenues in both 2011 and 2010.

Generics Segment Net Revenues

For the current year, Generics third party net revenues were $5.56 billion compared to $4.98 billion in the prior year, an increase of $577.4 million, or 11.6%. Translating Generics 2011 third party net revenues at prior year comparative period foreign current exchange rates would have resulted in year-over-year growth of approximately 9%. Generics sales are derived primarily in or from the U.S. and Canada (collectively “North America”), Europe, Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan, and New Zealand (collectively, “Asia Pacific”).

Third party net revenues from North America were $2.86 billion for the current year, compared to $2.36 billion for the prior year, representing an increase of $496.1 million, or 21.0%. The increase in current year net revenues was primarily driven by new product launches and increased volume, including incremental revenue from the Bioniche Pharma acquisition in September 2010, together totaling approximately $427.9 million in the current year.

During 2011, we launched approximately 50 new products in North America. Products generally contribute most significantly to revenues and gross margin at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results.

The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control. In the current year, lower pricing, generally the result of increased competition, partially offset the favorable volume realized on sales of existing products. The effect of foreign currency translation was insignificant within North America.

Third party net revenues from EMEA were $1.47 billion in 2011, compared to $1.55 billion in 2010, a decrease of $79.9 million, or 5.2%. However, translating current year third party net revenues from EMEA at prior year exchange rates would result in a decrease of approximately $146 million, or 9%. This decrease was the result of unfavorable pricing in nearly all of the European markets in which Mylan operates. Revenue from the launch of new products throughout Europe served to offset unfavorable volume on existing products in certain markets, primarily France, the United Kingdom and Germany.

Local currency revenues from Mylan’s business in France decreased as compared to the prior year as a result of the impact of lower pricing and volume due to an increasingly competitive market, partially offset by new product launches. Despite the competitive market conditions, the market share in France remained relatively stable in 2011 as compared to 2010, and we remain the market leader.

In Italy, excluding the effect of foreign currency, third party net revenues increased more than 20% as a result of successful product launches and increased market penetration, which has favorably affected sales volume. Italy is one of the fastest growing markets in Europe. Our growth in Italy outpaced the market in terms of both volume and sales value. In Spain, another fast-growing market, we saw significant growth in our market share in terms of volume, while our share in terms of value remained constant. This is due, in part, to government-imposed price reductions which resulted in overall unfavorable pricing. This unfavorable pricing was partially offset by revenue from new products and incremental volume on our existing portfolio.

In addition to Spain and Italy, certain other markets in which we do business have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, pro-generic government initiatives in certain markets could help to offset some of this unfavorable effect by potentially increasing rates of generic substitution.

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

In Asia Pacific, third party net revenues were $1.24 billion in 2011, compared to $1.07 billion in 2010, an increase of $161.2 million, or 15.0%. Excluding the favorable effect of foreign currency translation, calculated as described above, the increase was approximately $113 million, or 11%. This increase was primarily driven by higher third party sales by Mylan Laboratories Limited.

At Mylan Laboratories Limited, the increase in third party net revenues is due to double-digit growth, excluding the effect of foreign currency, in sales of both anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS, and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $216.7 million in 2011, compared to $162.2 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, third party net revenues increased mainly as a result of favorable volume. In Australia, local currency sales decreased versus the prior year as sales growth from new products was offset by lower pricing. As in EMEA, government-imposed price reductions in Japan and Australia have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment Net Revenues

For the current year, Specialty reported third party net revenues of $547.4 million, an increase of $124.6 million, or 29.5%, from the prior year of $422.8 million.

The most significant contributor to Specialty revenues continues to be the EpiPen Auto-Injector, which is used in the treatment of severe allergic reactions, including anaphylaxis. The EpiPen Auto-Injector is the number one epinephrine auto-injector for the treatment of severe allergic reactions with more than 95% market share in the U.S. and more than 90% market share worldwide. Specialty realized increased sales of the EpiPen Auto-Injector as a result of favorable pricing and increased volume.

In addition to the continued strong sales of the EpiPen Auto-Injector, the increase in third-party sales included higher sales volumes of Perforomist® Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease.

Operating Expenses

Research and development (“R&D”) expense in 2011 was $294.7 million, compared to $282.1 million in the same prior year period, an increase of $12.6 million, with approximately $6 million of this increase due to the unfavorable impact from foreign currency, and the remainder due to the inclusion of Bioniche Pharma for a full year. As it relates to the 2011 R&D expense, we continue to invest in new FDF products and API, while increasing our investment in our biologics and specialty platforms.

Selling, general and administrative (“SG&A”) expense for the current year was $1.21 billion, compared to $1.09 billion for the prior year, an increase of $128.0 million. In addition to incremental expense as a result of foreign currency and the Bioniche Pharma acquisition, SG&A increased primarily due to increased payroll and benefit costs, legal costs and higher marketing expense in the Specialty segment, in conjunction with various advertising campaigns related to the EpiPen Auto-Injector.

Litigation Settlements, net

During 2011, we recorded net litigation charges of $48.6 million, compared to $127.1 million during the prior year. In 2011, the net charges for litigation settlements principally related to an adverse ruling for an anti-competition claim in France, which resulted in a charge of $24.0 million and a patent infringement claim, which resulted in a charge of $18.0 million. In 2010, we recorded pre-tax charges of $66.0 million in 2010 related to settlements in principal to resolve certain claims and estimated potential losses on other claims related to our outstanding pricing litigation. In addition, in 2010, the Company recorded pre-tax charges of approximately $41.0 million to reserve for estimated potential losses and settlements in principle related to certain product liability claims.

Interest Expense

Interest expense for 2011 totaled $335.9 million, compared to $331.5 million for 2010. The increase is primarily due to a full year of interest associated with the 2017, 2018 and 2020 Senior Notes debt offerings in 2010, partially offset by a decrease in the amortization of discounts. Included in interest expense for the current year and the prior year are $49.8 million and $60.0 million primarily related to the amortization of the discounts on our convertible debt instruments and the 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes.

Other (Expense) Income, net

Other (expense) income, net, was expense of $14.9 million in the current year compared to expense of $34.2 million in the prior year. Generally included in other (expense) income, net, are certain foreign exchange gains and losses and interest and dividend income. Additionally, included in the current year are charges associated with the termination of certain interest rate swaps totaling $13.9 million and the write-off of previously deferred financing fees of $20.1 million related to the refinancing of the senior credit facility. The prior year includes a $4.9 million loss on the sale of certain non-operating assets, charges associated with the termination of certain interest rate swaps totaling $18.6 million and the write-off of previously deferred financing fees of $18.8 million.

Income Tax Expense

We recorded income tax expense of $115.8 million in 2011 compared to expense of $10.4 million in 2010, an increase of $105.4 million. This increase was primarily due to a higher effective tax rate and an increase in pre-tax income. The increase in the effective tax rate was the result of a greater amount of 2010 net reductions in previously established reserves for uncertain tax positions as compared to 2011. In both periods, the decreases to our tax reserves were due to favorable rulings from taxing authorities, expirations of statutes of limitations, and participation in voluntary disclosure agreements with certain tax jurisdictions. Additional factors affecting the Company’s effective tax rate were changes in losses by certain foreign subsidiaries for which the Company has not recorded a tax benefit and differing levels of income in tax jurisdictions with differing statutory tax rates.

2010 Compared to 2009

Total Revenues and Gross Profit

For the year ended December 31, 2010, Mylan reported total revenues of $5.45 billion compared to $5.09 billion in 2009. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for 2010 were $5.40 billion compared to $5.02 billion for 2009, representing an increase of $388.9 million, or 7.8%.

Other third party revenues for 2010 were $46.3 million compared to $77.4 million in 2009, a decrease of $31.1 million. In 2009, within Generics, we recognized $28.5 million of incremental other revenue resulting from the cancellation of product development agreements for which the revenue had been previously deferred. During 2010, no such revenue was recognized.

The favorable impact of foreign currency translation on total revenues was less than 1%.

In arriving at net revenues, gross revenues were reduced by provisions for estimates, including discounts, rebates, promotions, price adjustments, returns and chargebacks. For 2010, the most significant amounts charged against gross revenues were for chargebacks in the amount of $2.07 billion. For 2009, the most significant amounts charged against gross revenues were for chargebacks in the amount of $1.89 billion.

Gross profit for 2010 was $2.22 billion and gross margins were 40.7%. For 2009, gross profit was $2.07 billion, and gross margins were also 40.7%. Gross profit for 2010 was impacted by certain purchase accounting related items recorded during the year of approximately $309.2 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Excluding such items, gross margins would have been approximately 46%. Gross profit for 2009 was also impacted by similar purchase accounting related items in the amount of $282.5 million. Excluding such items, gross margins in 2009 would have also been approximately 46%.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 23% of total revenues in 2010.

Generics Segment Net Revenues

For 2010, Generics third party net revenues were $4.98 billion compared to $4.61 billion in 2009, an increase of $371.4 million, or 8.1%. Translating Generics 2010 third party net revenues at prior year comparative period foreign currency exchange rates would have resulted in year-over-year growth of approximately 7% or $320 million. This increase is due principally to new product launches and, to a lesser extent, revenue from acquired businesses, together totaling approximately $269 million. Third party net revenues from existing products were relatively constant year over year, with the increase in volume almost fully offset by lower pricing.

Third party net revenues from North America were $2.36 billion for 2010, compared to $2.09 billion for 2009, representing an increase of $265.0 million, or 12.6%. The increase in 2010 net revenues was driven principally by new product launches, and to a lesser extent, revenue from acquired businesses, together totaling approximately $213 million. North American third party net revenues from existing products were relatively constant year over year with increased volume as a result of Mylan’s ability to continue to be a stable and reliable source of supply to the market, almost fully offset by lower pricing. The effect of foreign currency translation was insignificant within North America.

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

Upon receiving final approval from the FDA in July 2010, Mylan commenced immediate shipment of minocycline ER. Mylan also reached settlement and license agreements with Medicis resolving patent litigation relating to minocycline ER, and the Company ceased additional distribution. Pursuant to the terms of the agreements, Medicis released Mylan from any liability related to the prior sales of the product, and Mylan had the right to market minocycline ER in the U.S. beginning in November 2011, or earlier under certain circumstances.

As a result of significant uncertainties surrounding the pricing and market conditions with respect to this product, we were not able to reasonably estimate the amount of potential price adjustments, including product returns. Therefore, revenues on shipments of this product were deferred until the resolution of such uncertainties. Such uncertainties were resolved upon our customers’ sale of this product. As a result, the Company had recognized revenue only upon our customers’ sale of this product.

Third party net revenues from EMEA were $1.55 billion in 2010, compared to $1.64 billion in 2009, a decrease of $90.8 million, or 5.5%. However, translating 2010 third party net revenues from EMEA at 2009 exchange rates would result in a decrease of approximately $24 million, or 1%. This decrease was mainly the result of unfavorable pricing in many of the European markets in which Mylan operates, partially offset by new product launches throughout EMEA and a strong performance in Italy.

Excluding the unfavorable effect of foreign currency translation, our business in France experienced a low single digit year over year decline in third party net revenues primarily due to unfavorable pricing as a result of increased competition. Such competition in France included the launch, by brand companies, of generic versions of their own products. Despite this local currency decline during 2010, the market share of our French business remained relatively stable in 2010 as compared to 2009.

In Italy, excluding the effect of foreign currency, third party sales increased by approximately 43% as a result of successful product launches and increased market penetration, which had favorably affected sales volume. In addition, our Italian business benefitted from certain regulatory changes in early 2010 which resulted in an overall positive pricing effect. In June 2010, additional regulatory changes were introduced which decreased prices on certain products, partially offsetting these positive pricing impacts.

Sales in Germany were negatively affected by the continued implementation of tender systems in that country, while certain of our subsidiaries, in particular, the Netherlands, have benefited from recent tenders.

In Asia Pacific, third party net revenues were $1.07 billion in 2010, compared to $877.1 million in 2009, an increase of $197.2 million, or 22.5%. Excluding the favorable effect of foreign currency translation, calculated as described above, the increase was approximately $108 million, or 12%. This increase is primarily driven by higher third party sales by Mylan Laboratories Limited.

At Mylan Laboratories Limited, the increase in third party net revenues was due to double-digit growth, excluding the effect of foreign currency, in sales of both ARV FDF generic products, which are used in the treatment of HIV/AIDS, and API. In addition to third party sales, the Asia Pacific region also supplied both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $162.2 million in 2010, compared to $67.8 million in 2009. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, third party net revenues were favorably impacted by increasing government promotion of generic drugs through incentives to pharmacies, as well as through new product launches. In Australia, the impact of new product launches and favorable product mix were more than offset by the impact of government-imposed price reductions as local currency third party net revenues experienced a low single digit year over year decrease. As in EMEA, both Japan and Australia underwent government-imposed price reductions which have had a negative impact on sales and gross profit in these markets.

Specialty Segment Net Revenues

For 2010, Specialty reported third party net revenues of $422.8 million, an increase of $17.5 million, or 4.3%, from 2009 of $405.3 million. Intercompany sales by Specialty totaled $61.8 million in 2010 compared to $40.8 million in 2009. The increase was due to the fact that certain generic products previously sold to third parties by Specialty are now sold to Mylan subsidiaries in North America who, in turn, sell the products to third parties. These generic products contributed $46.8 million to total revenues of the Specialty Segment in 2009. Excluding the sale of such products from 2009 third party net revenues would have resulted in an increase in third party net revenues in 2010 of $64.3 million or 17.9%.

The most significant contributor to Specialty revenues during 2010 was the EpiPen Auto-Injector. The EpiPen Auto-Injector was the number one epinephrine auto-injector for the treatment of severe allergic reactions with more than 95% market share in the U.S. and more than 90% market share worldwide. Specialty realized increased sales of the EpiPen Auto-Injector as a result of favorable pricing and increased volume.

In addition to the continued strong sales of the EpiPen Auto-Injector, the increase in third-party sales included higher sales volumes of Perforomist® Inhalation Solution, Dey’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease.

Operating Expenses

R&D expense in 2010 was $282.1 million, compared to $275.3 million in 2009, an increase of $6.8 million, with almost one-third of this increase due to the unfavorable impact from foreign currency. Included in R&D in 2009 was an up-front payment of $18.0 million related to our execution of a co-development agreement. Excluding this payment, as well as the effect of foreign currency, R&D increased due primarily to costs associated with higher volumes of internal and external product development and resulting submissions and R&D expense related to Bioniche Pharma.

SG&A expense for 2010 was $1.09 billion, compared to $1.05 billion for 2009, an increase of $36.5 million. SG&A increased primarily as a result of increased legal costs and higher professional fees, including those related to the acquisition of Bioniche Pharma, and an unfavorable impact from foreign currency, partially offset by cost savings which resulted from restructuring programs undertaken in prior years.

Litigation Settlements, net

During 2010, we recorded net litigation charges of $127.1 million, compared to $225.7 million during 2009. Litigation settlements, net, during 2010 consisted primarily of charges related to the outstanding pricing litigation and product liability-related matters. With regard to our outstanding pricing litigation, the Company recorded pre-tax charges of $66.0 million in 2010 and $160.0 million in 2009 related to settlements in principal to resolve certain claims and estimated potential losses on other claims. In addition, the Company recorded pre-tax charges of approximately $41.0 million in 2010 to reserve for estimated potential losses and settlements in principle related to certain product liability claims. Also included in 2009 was a pre-tax charge of $121.0 million, related to the settlement of an investigation by the U.S. Department of Justice concerning calculations of Medicaid drug rebates, partially offset by certain litigation-related recoveries.

Interest Expense

Interest expense for 2010 totaled $331.5 million, compared to $318.5 million for 2009. The increase was primarily due to higher interest associated with the 2010 debt offerings and the amortization of discounts. Included in interest expense for 2010 and 2009 were $60.0 million and $42.9 million primarily related to the amortization of the discounts on our convertible debt instruments and the 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes.

Other (Expense) Income, net

Other (expense) income, net, was expense of $34.2 million in 2010 compared to income of $22.1 million in 2009. Generally included in other (expense) income, net, are interest and dividend income and foreign exchange transaction gains and losses. Additionally, included in 2010 was a $4.9 million loss on the sale of certain non-operating assets, charges associated with the termination of certain interest rate swaps totaling $18.6 million and the write-off of previously deferred financing fees of $18.8 million related to the repayment of the senior credit facility debt. Other income in 2009 included a favorable adjustment of $13.9 million to the restructuring reserve as a result of a reduction in the estimated remaining spending on accrued projects, as well as a net gain of $10.4 million realized on the termination of two joint ventures by our Mylan Laboratories Limited subsidiary, partially offset by an $11.7 million loss on the sale, by Mylan Laboratories Limited, of a majority owned subsidiary.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations, which was $720.4 million for the year ended December 31, 2011. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Net cash provided by operating activities decreased by $211.0 million to $720.4 million for the year ended December 31, 2011, as compared to $931.4 million for the year ended December 31, 2010. The net decrease in cash provided by operating activities was principally due to the following:

•

a net increase in the amount of cash used by changes in accounts receivable of $340.7 million, as a result of higher receivable balances at December 31, 2011, due principally to the increase in sales in the fourth quarter of 2011, and cash received for deferred revenue in 2010;

•	the receipt of an income tax refund in the first quarter of 2010 of approximately $99 million and lower income taxes paid as a result of anticipated tax benefits on indemnified litigation;

•

a net increase of $125.9 million in the amount of cash used by changes in inventory balances. At December 31, 2011, inventories increased to support an expected increase in future demand combined with anticipated new product launches in 2012;

•	a payment, during 2011, of $60.4 million to Merck KGaA related to the income tax benefits on indemnified litigation; and

•	payments for existing litigation matters totaling $80.8 million.

These net decreases were partially offset by an increase in net earnings of $193.3 million, an increase in non-cash depreciation and amortization expense of $87.9 million, and a net increase of $110.6 million in cash provided by changes in trade accounts payable due to a corresponding increase in inventory and the timing of payments.

For 2012, the timing of litigation settlements, income taxes and amounts due to Merck KGaA related to the anticipated income tax benefits on indemnified litigation may lead to a reduction of $100 million or more in cash flows from operations as compared to 2011.

Net cash provided by operating activities increased by $326.3 million to $931.4 million for the year ended December 31, 2010 as compared to $605.1 million for the year ended December 31, 2009. The net increase in cash provided by operating activities was principally due to the following:

•	an increase in net income of $97.8 million;

•	a net increase in the amount of cash provided by changes in accounts receivable of $197.7 million, as a result of the timing of both sales and cash collections;

•

a net increase in the amount of cash provided by changes in income taxes of $136.0 million, driven primarily by the receipt of an income tax refund in the first quarter of 2010 of approximately $99 million and lower income taxes paid as a result of anticipated tax benefits on the indemnified litigation;

•	a net increase in the amount of cash provided by changes in deferred income taxes of $165.9 million due to a lower amount of net deferred tax assets generated during 2010;

•

a net decrease of $114.8 million in the amount of cash generated through changes in inventory balances. In the current year, inventories increased to support an expected increase in future demand, whereas in the prior year inventory balances decreased as a result of the timing of shipments near year end; and

•

a net decrease of $168.9 million in the amount of cash provided by changes in other assets and liabilities. The current year includes a reduction, as a result of continued spending, in certain restructuring reserves, as well as the payment of approximately $69 million with respect to the Company’s pricing litigation settlements.

Cash used in investing activities was $332.0 million for the year ended December 31, 2011 as compared to $725.4 million for the year ended December 31, 2010, a decrease of $393.4 million. This decrease is the result of less cash paid for acquisitions in 2011 in the amount of $482.3 million, offset by an increase in current year capital expenditures of $87.1 million. In 2010, we acquired Bioniche Pharma, a privately held, global injectable pharmaceutical company, for $543.7 million. In 2011, cash paid for acquisitions totaled $80.5 million. Additionally, non-cash investing activities in 2011 included the acquisition of intangible assets through contingent consideration in the amount of approximately $376.1 million, most of which relates to our acquisition of the Respiratory Delivery Platform.

Capital expenditures, primarily for property, plant and equipment, were $279.8 million in the current year. The increase over 2010 is the result of our previously announced planned expansions and integration plans, and includes the timing of expenditures. While there can be no assurance that current expectations will be realized, we expect to continue to invest in our future growth and expect capital expenditures for 2012 to be between $300 million and $400 million.

Cash used in financing activities was $645.0 million for year ended December 31, 2011 as compared to cash provided by financing activities of $100.4 million for the year ended December 31, 2010, a net decrease of $745.4 million. Cash used in financing activities consists primarily of approximately $350.0 million to repurchase approximately 14.8 million shares of common stock as part of a repurchase program authorized in the second quarter of 2011, $201.8 million in net repayments on our debt, and $150.0 million to amend and exchange warrants outstanding under the Cash Convertible Notes. In the prior year, net proceeds from the issuance of long term debt yielded a cash inflow of $241.2 million, which was partially offset by preferred dividend payments of $139.0 million.

We believe that through the refinancing of our Prior Credit Agreement, and several capital market transactions completed in 2010 and 2011, Mylan’s debt maturity schedule was substantially improved. The Company has approximately $694 million due in 2012, of which $600 million relates to a convertible note maturing on March 15, 2012, and approximately $94 million due in 2013. Our current intention is to repay such amounts at maturity using available liquidity or our Receivables Facility.

As of December 31, 2011, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the December 31, 2011 period was more than 130% of the applicable conversion reference price of $13.32 at December 31, 2011, the $575.0 million of Cash Convertible Notes were currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge. Should holders elect to convert, we intend to draw on our revolving credit facility to fund any principal payments. The facility is a secured revolving credit agreement expiring in November 2016, with available capacity of $1.2 billion at December 31, 2011.

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

At December 31, 2011 and December 31, 2010, we had $79.8 million and $85.4 million outstanding under existing letters of credit. Additionally, as of December 31, 2011, we had $80.4 million available under the $125.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at December 31, 2011, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

	U.S. Term Loans	Senior Convertible Notes	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Total
(In thousands)
2012	$93,750	$600,000	$—	$—	$—	$—	$693,750
2013	93,750	—	—	—	—	—	93,750
2014	125,000	—	—	—	—	—	125,000
2015	187,500	—	575,000	—	—	—	762,500
2016	750,000	—	—	—	—	—	750,000
Thereafter	—	—	—	550,000	800,000	1,000,000	2,350,000

Total	$1,250,000	$600,000	$575,000	$550,000	$800,000	$1,000,000	$4,775,000

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in our lines of business. The Senior Credit Agreement contains financial covenants requiring maintenance of a minimum interest coverage ratio and a maximum consolidated leverage ratio. We have been compliant with the financial covenants during 2011, and we expect to remain in compliance for the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

	Total	Less than One Year	One- Three Years	Three- Five Years	Thereafter
(In thousands)
Operating leases	$120,090	$35,511	$46,652	$20,743	$17,184
Long-term debt	4,778,665	695,163	220,870	2,062,632	1,800,000
Scheduled interest payments	1,425,649	216,312	415,840	522,236	271,261
Other Commitments (1)	1,278,357	242,596	277,574	282,424	475,763

	$7,602,761	$1,189,582	$960,936	$2,888,035	$2,564,208

(1)	Other commitments include agreements to purchase third-party manufactured products and open purchase orders at December 31, 2011.

The chart above does not include short-term borrowings held by Mylan Laboratories Limited in the amount of approximately $128.1 million, which represent working capital facilities with several banks, which are secured first by Mylan Laboratories Limited’s current assets and second by Mylan Laboratories Limited’s property, plant and equipment and has a weighted average interest rate of 5.4%. Additionally, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2011, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. As such, $162.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

We lease certain property under various operating lease arrangements that expire generally over the next five years. These leases generally provide us with the option to renew the lease at the end of the lease term.

At December 31, 2011, the $937.2 million of debt related to the Cash Convertible Notes reported in our financial statements consists of $477.2 million of debt ($575.0 million face amount, net of $97.8 million discount) and a liability with a fair value of $460.0 million related to the bifurcated conversion feature. The bifurcated conversion feature is not included in contractual obligations as there is an offsetting hedge asset.

Holders may convert their notes subject to certain conversion provisions including (i) during any quarter if the closing price of our common stock exceeds 130% of the respective conversion price per share during a defined period at the end of the previous quarter; (ii) during a defined period following five consecutive trading days in which the trading price per $1,000 principal amount was less than 98% of the product of the closing price of our common stock on such day and the applicable conversion reference rate; (iii) if we make specified distributions to holders of our common stock including sales of rights or common stock on a preferential basis, certain distribution of assets or other securities or rights to all holders of our common stock or certain transactions resulting in substantially all shares of our common stock being converted into cash, securities or other property; or (iv) upon a change of control or if our securities cease to be traded on a major U.S. stock exchange. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

At December 31, 2011, the $594.0 million of debt related to the Senior Convertible Notes reported in our financial statements is net of a $6.0 million discount.

Scheduled interest payments represent the estimated interest payments related to our outstanding borrowings under term loans, notes and other debt. Variable debt interest payments are estimated using current interest rates.

We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the Respiratory Delivery Platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. These contingent payments have not been included in the table above. The amount of contingent consideration accrued was $376.1 million at December 31, 2011. In addition, the Company expects to incur approximately $30-40 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.

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

Mylan sponsors various defined benefit pension plans in several countries. Benefit formulas are based on varying criteria on a plan by plan basis. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans, which typically results in these plans being unfunded. The amount accrued related to these benefits was $49.4 million at December 31, 2011. We are unable to determine when these amounts will require payment as the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control.

We have entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances.

Impact of Currency Fluctuations and Inflation

Because Mylan’s results are reported in U.S. Dollars, changes in the rate of exchange between the U.S. Dollar and the local currencies in the markets in which Mylan operates, mainly the Euro, Australian Dollar, Indian Rupee, Japanese Yen, Canadian Dollar, and Pound Sterling, affect Mylan’s results as noted previously.

Application of Critical Accounting Policies

Our significant accounting policies are described in Note 2 to Consolidated Financial Statements and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. We have identified the following to be our critical accounting policies: the determination of net revenue provisions, intangible assets, goodwill and contingent consideration, income taxes, and the impact of existing legal matters.

Net Revenue Provisions

Net revenues are recognized for product sales when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $763.0 million and $751.8 million at December 31, 2011 and 2010. Other current liabilities include $147.9 million and $167.0 million at December 31, 2011 and 2010, for certain sales allowances and other adjustments that are paid to indirect customers. The following is a rollforward of the most significant provisions for estimated sales allowances during 2011:

	Balance at 12/31/2010	Checks/ Credits Issued to Third Parties	Current Provision Related to Sales Made in the Current Period	Effects of Foreign Exchange	Balance at 12/31/2011
(In thousands)
Chargebacks	$276,012	$(2,162,291)	$2,133,127	$(175)	$246,673
Incentives offered to direct customers	$318,094	$(1,239,540)	$1,258,389	$(2,234)	$334,709
Returns	$114,893	$(162,945)	$176,879	$(194)	$128,633

We do not anticipate any significant changes to the methodologies that we use to measure chargebacks, incentives offered to direct customers or returns; however, the balances within these reserves can fluctuate significantly through the consistent application of our methodologies. Historically, we have not recorded in any current period any material amounts related to adjustments made to prior period reserves. Should any material amounts from any prior period be recorded in any current period such amounts will be disclosed.

The reserve for chargebacks at December 31, 2010, included amounts related to products launched near year-end. The absence of similar reserves at December 31, 2011 is the reason for the overall decrease in this balance. The accruals for incentives offered to direct customers and for returns both increased in the current year mainly as a result of an increase in related sales.

Provisions for estimated discounts, sales allowances, promotional and other credits require a lower degree of subjectivity and are less complex in nature, yet, combined, represent a significant portion of the overall provisions. These provisions are estimated based on historical payment experience, historical relationships to revenues, estimated customer inventory levels and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Others, such as chargebacks and returns, require management to make more subjective judgments and evaluate current market conditions. These provisions are discussed in further detail below.

Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. Mylan markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also market products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” Mylan enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler’s invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. For the latter, in most cases, inventory levels are obtained directly from certain of our largest wholesalers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end-user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% in the estimated sell-through levels by our wholesaler customers and in the estimated wholesaler inventory levels would have an effect on our reserve balance of approximately $13 million.

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

Intangible Assets, Goodwill and Contingent Consideration

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

The judgments made in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact our results of operations. Fair values and useful lives are determined based on, among other factors, the expected future period of benefit of the asset, the various characteristics of the asset and projected cash flows. Because this process involves management making estimates with respect to future sales volumes, pricing, new product launches, government reform actions, anticipated cost environment and overall market conditions, and because these estimates form the basis for the determination of whether or not an impairment charge should be recorded, these estimates are considered to be critical accounting estimates.

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense within the Consolidated Statements of Operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period. Accordingly, changes in assumptions described above, could have a material impact on our consolidated results of operations.

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

Due to declining actual and projected revenue and cash flows in the Asia Pacific and EMEA reporting units, the Company concluded that potential goodwill impairment indicators existed as of December 31, 2011. As a result, the Company performed an interim goodwill impairment analysis during the fourth quarter of 2011.

As it relates to the income approach for the EMEA unit, we forecasted cash flows for the next ten years. During the forecast period, the revenue CAGR was approximately 4%. A terminal value year was calculated with a 3% revenue growth rate. The discount rate utilized was 9.0%. Under the market-based approach, we utilized an estimated range of market multiples of 8.0 to 9.5 times EBITDA plus a control premium of 15%. The estimated fair value of the EMEA reporting unit exceeded its carrying value by approximately 40%. The excess fair value of the EMEA reporting unit over its carrying value, however, declined by approximately 30% as compared to the results of the annual impairment test.

As it relates to the Asia Pacific reporting unit, the significant assumptions utilized in the interim goodwill impairment test performed in the fourth quarter were consistent with the annual impairment test. The interim impairment test included updated projected operating results, and the discount rate utilized was 11.0%. Consistent with the results of the annual impairment test, the estimated fair value of this reporting unit exceeded its carrying value by approximately 10%.

The determination of the fair value of the reporting units requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, market multiples, control premiums, the discount rate, terminal growth rates, operating income before depreciation and amortization, and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions, especially as it relates to the key assumptions detailed, could have a significant impact on the fair value of the reporting units.

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

As a result of the interim goodwill impairment test performed for the Asia Pacific and EMEA reporting units, we have also assessed the recoverability of certain long-lived assets contained with these two reporting units. Any impairment of these assets must be considered prior to our impairment review of goodwill. The assessment for impairment is based on our ability to recover the carrying value of the long-lived assets by analyzing the expected future undiscounted pre-tax cash flows specific to the asset grouping.

We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable undiscounted cash flows are largely independent of the cash flows of other assets and liabilities. For the Asia Pacific and EMEA reporting units, this assessment is generally performed at the country level within the reporting units. If these cash flows are less than the carrying value of long-lived assets within the asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value. Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset grouping. While the results of our analysis performed in the fourth quarter of 2011 indicate that the undiscounted pre-tax cash flows in the individual asset groupings were sufficient to support the recoverability of the long-lived assets, our operating units in Japan and Portugal remain at risk for potential impairment charges if projected operating results are not achieved. Any future long-lived assets impairment charges would likely materially impact the Company’s reported Results of Operations.

Income Taxes

We compute our income taxes based on the statutory tax rates and tax planning opportunities available to Mylan in the various jurisdictions in which we generate income. Significant judgment is required in determining our income taxes and in evaluating our tax positions. We establish reserves in accordance with Mylan’s policy regarding accounting for uncertainty in income taxes. Our policy provides that the tax effects from an uncertain tax position be recognized in Mylan’s financial statements, only if the position is more likely than not of being sustained upon audit, based on the technical merits of the position. We adjust these reserves in light of changing facts and circumstances, such as the settlement of a tax audit. Our provision for income taxes includes the impact of reserve provisions and changes to reserves. Favorable resolution would be recognized as a reduction to our provision for income taxes in the period of resolution.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2011. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

Based on this evaluation, as of December 31, 2011, a valuation allowance of $231.4 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.

The resolution of tax reserves and changes in valuation allowances could be material to Mylan’s results of operations or financial position. A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $9 million and $12 million, respectively.

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

Recent Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board issued revised accounting guidance for the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. The amended guidance is effective for fiscal years beginning after December 15, 2011, and it must be applied retrospectively. The guidance is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

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

Interest Rate and Long-Term Debt Risk

Mylan’s exposure to interest rate risk arises primarily from our U.S. Dollar borrowings and investments. We invest primarily on a variable-rate basis, and we borrow on both a fixed and variable basis. In order to maintain a certain ratio of fixed to variable rate debt, from time to time, depending on market conditions, Mylan will use derivative financial instruments such as interest rate swaps to fix interest rates on variable-rate borrowings or will swap interest rates on fixed rate borrowings to variable rates using fair value hedges.

Mylan’s long-term borrowings consist principally of $1.25 billion in U.S. dollar denominated loans under our Senior Credit Agreement, $600.0 million notational value in Senior Convertible Notes, $575.0 million notional value in Cash Convertible Notes and $2.38 billion in Senior Notes.

Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. The fair value of the Senior Convertible Notes and the Cash Convertible Notes will fluctuate as the market value of our common stock fluctuates. As of December 31, 2011, the fair value of our Senior Notes and Senior Convertible Notes was approximately $3.15 billion and the fair value of Mylan’s Cash Convertible Notes was approximately $1.00 billion. A 100 basis point change in interest rates on the variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $14 million per year.

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

In conducting its December 31, 2011 assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 76 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mylan Inc.:

We have audited the accompanying consolidated balance sheets of Mylan Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive earnings, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 21, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mylan Inc.:

We have audited the internal control over financial reporting of Mylan Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2011 of the Company, and our report, dated February 21, 2012, expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 21, 2012

MYLAN INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share and per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Assets
Current assets:
Cash and cash equivalents	$375,056	$662,052
Restricted cash	9,274	23,972
Marketable securities	30,686	29,085
Accounts receivable, net	1,426,438	1,157,081
Inventories	1,396,742	1,240,271
Deferred income tax benefit	202,899	258,731
Prepaid expenses and other current assets	127,749	188,251

Total current assets	3,568,844	3,559,443
Property, plant and equipment, net	1,298,034	1,209,342
Intangible assets, net	2,630,747	2,501,150
Goodwill	3,517,935	3,599,334
Deferred income tax benefit	39,376	58,284
Other assets	543,207	609,251

Total assets	$11,598,143	$11,536,804

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$703,235	$564,706
Short-term borrowings	128,054	162,451
Income taxes payable	42,880	15,106
Current portion of long-term debt and other long-term obligations	691,614	7,319
Deferred income tax liability	1,215	2,457
Other current liabilities	996,158	1,057,573

Total current liabilities	2,563,156	1,809,612
Long-term debt	4,479,080	5,263,376
Contingent consideration	376,110	—
Other long-term obligations	366,100	370,321
Deferred income tax liability	308,915	478,094

Total liabilities	8,093,361	7,921,403

Equity
Mylan Inc. shareholders’ equity
Common stock – par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 530,315,453 and 525,817,549 as of December 31, 2011 and December 31, 2010	265,158	262,909
Additional paid-in capital	3,795,373	3,849,682
Retained earnings	1,420,520	883,710
Accumulated other comprehensive (loss) earnings	(87,839)	171,867

	5,393,212	5,168,168
Noncontrolling interest	13,007	13,522
Less: treasury stock – at cost
Shares: 103,637,016 and 89,707,087 as of December 31, 2011 and December 31, 2010	1,901,437	1,566,289

Total equity	3,504,782	3,615,401

Total liabilities and equity	$11,598,143	$11,536,804

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Net revenues	$6,106,277	$5,404,266	$5,015,394
Other revenues	23,548	46,256	77,391

Total revenues	6,129,825	5,450,522	5,092,785
Cost of sales	3,566,461	3,233,125	3,018,313

Gross profit	2,563,364	2,217,397	2,074,472

Operating expenses:
Research and development	294,728	282,146	275,258
Selling, general and administrative	1,214,631	1,086,609	1,050,145
Litigation settlements, net	48,556	127,058	225,717

Total operating expenses	1,557,915	1,495,813	1,551,120

Earnings from operations	1,005,449	721,584	523,352
Interest expense	335,944	331,462	318,496
Other (expense) income, net	(14,869)	(34,178)	22,119

Earnings before income taxes and noncontrolling interest	654,636	355,944	226,975
Income tax provision (benefit)	115,833	10,402	(20,773)

Net earnings	538,803	345,542	247,748
Net earnings attributable to the noncontrolling interest	(1,993)	(427)	(15,177)

Net earnings attributable to Mylan Inc. before preferred dividends	536,810	345,115	232,571
Preferred dividends	—	121,535	139,035

Net earnings attributable to Mylan Inc. common shareholders	$536,810	$223,580	$93,536

Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$1.25	$0.69	$0.31

Diluted	$1.22	$0.68	$0.30

Weighted average common shares outstanding:
Basic	430,839	324,453	305,162

Diluted	438,785	328,979	306,913

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Earnings

(In thousands, except share amounts)

							Additional Paid-In Capital				Accumulated Other Comprehensive (Loss) Earnings
		Comprehensive	Preferred Stock		Common Stock			Retained Earnings	Treasury Stock			Noncontrolling Interest	Total Equity
		Earnings	Shares	Cost	Shares	Cost			Shares	Cost
Balance at December 31, 2008			2,139,000	$1,070	395,368,062	$197,684	$3,955,725	$566,594	(90,635,441)	$(1,582,538)	$(380,802)	$29,108	$2,786,841
Net earnings		$247,748	—	—	—	—	—	232,571	—	—	—	15,177	247,748

Change in unrecognized losses and prior service cost related to post-retirement plans, net of tax		1,471	—	—	—	—	—	—	—	—	1,471	—	1,471
Foreign currency translation adjustment		384,218	—	—	—	—	—	—	—	—	384,220	(2)	384,218
Net unrecognized gain on derivatives, net of tax		6,134	—	—	—	—	—	—	—	—	6,134	—	6,134
Net unrealized gain on marketable securities, net of tax	614
Reclassification for gains included in net earnings	170	784	—	—	—	—	—	—	—	—	784	—	784

Other comprehensive earnings		392,607

Comprehensive earnings		640,355
Comprehensive earnings attributable to the noncontrolling interest		(15,175)

Comprehensive earnings attributable to Mylan Inc.		$625,180

Stock options exercised, net of shares tendered for payment			—	—	1,315,830	658	14,908	—	—	—	—	—	15,566
Issuance of restricted stock, net of shares withheld			—	—	—	—	(10,526)	—	436,289	7,661	—	—	(2,865)
Stock-based compensation expense			—	—	—	—	31,166	—	—	—	—	—	31,166
Tax benefit of stock option plans			—	—	—	—	1,433	—	—	—	—	—	1,433
Dividends on preferred shares			—	—	—	—	—	(139,035)	—	—	—	—	(139,035)
Purchase of subsidiary shares from noncontrolling interest			—	—	—	—	(158,074)	—	—	—	—	(24,203)	(182,277)
Sale of subsidiary			—	—	—	—	—	—	—	—	—	(7,872)	(7,872)
Other			—	—	—	—	42	—	—	—	—	1,844	1,886

Balance at December 31, 2009			2,139,000	$1,070	396,683,892	$198,342	$3,834,674	$660,130	(90,199,152)	$(1,574,877)	$11,807	$14,052	$3,145,198

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Earnings (Continued)

(In thousands, except share amounts)

							Additional Paid-In Capital				Accumulated Other Comprehensive (Loss) Earnings
		Comprehensive	Preferred Stock		Common Stock			Retained Earnings	Treasury Stock			Noncontrolling Interest	Total Equity
		Earnings	Shares	Cost	Shares	Cost			Shares	Cost
Net earnings		$345,542	—	$—	—	$—	$—	$345,115	—	$—	$—	$427	$345,542

Change in unrecognized losses and prior service cost related to post-retirement plans, net of tax		(1,237)	—	—	—	—	—	—	—	—	(1,237)	—	(1,237)
Foreign currency translation adjustment		131,438	—	—	—	—	—	—	—	—	131,438	—	131,438
Net unrecognized gain on derivatives, net of tax		29,687	—	—	—	—	—	—	—	—	29,687	—	29,687
Net unrealized loss on marketable securities, net of tax	(81)
Reclassification for gains included in net earnings	253	172	—	—	—	—	—	—	—	—	172	—	172

Other comprehensive earnings		160,060

Comprehensive earnings		505,602
Comprehensive earnings attributable to the noncontrolling interest		(427)

Comprehensive earnings attributable to Mylan Inc.		$505,175

Stock options exercised, net of shares tendered for payment			—	—	3,899,484	1,950	52,703	—	—	—	—	—	54,653
Issuance of restricted stock, net of shares withheld			—	—	—	—	(11,923)	—	492,065	8,588	—	—	(3,335)
Preferred stock conversion			(2,139,000)	(1,070)	125,234,173	62,617	(61,547)	—	—	—	—	—	—
Stock-based compensation expense			—	—	—	—	31,385	—	—	—	—	—	31,385
Tax benefit of stock option plans			—	—	—	—	7,253	—	—	—	—	—	7,253
Dividends on preferred shares			—	—	—	—	—	(121,535)	—	—	—	—	(121,535)
Purchase of subsidiary shares from noncontrolling interest			—	—	—	—	(4,622)	—	—	—	—	(830)	(5,452)
Other			—	—	—	—	1,759	—	—	—	—	(127)	1,632

Balance at December 31, 2010			—	$—	525,817,549	$262,909	$3,849,682	$883,710	(89,707,087)	$(1,566,289)	$171,867	$13,522	$3,615,401

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Consolidated Statements of Equity and Comprehensive Earnings (Continued)

(In thousands, except share amounts)

							Additional Paid-In Capital				Accumulated Other Comprehensive (Loss) Earnings
		Comprehensive	Preferred Stock		Common Stock			Retained Earnings	Treasury Stock			Noncontrolling Interest	Total Equity
		Earnings	Shares	Cost	Shares	Cost			Shares	Cost
Net earnings		$538,803	—	$—	—	$—	$—	$536,810	—	$—	$—	$1,993	$538,803

Change in unrecognized losses and prior service cost related to post-retirement plans, net of tax		(1,190)	—	—	—	—	—	—	—	—	(1,190)	—	(1,190)
Foreign currency translation adjustment		(224,424)	—	—	—	—	—	—	—	—	(224,424)	—	(224,424)
Net unrecognized loss on derivatives, net of tax		(34,125)	—	—	—	—	—	—	—	—	(34,125)	—	(34,125)
Net unrealized gain on marketable securities, net of tax	149
Reclassification for losses included in net earnings	(116)	33	—	—	—	—	—	—	—	—	33	—	33

Other comprehensive loss		(259,706)

Comprehensive earnings		279,097
Comprehensive earnings attributable to the noncontrolling interest		(1,993)

Comprehensive earnings attributable to Mylan Inc.		$277,104

Share repurchase			—	—	—	—	—	—	(14,773,006)	(349,998)	—	—	(349,998)
Warrant amendment and exchange			—	—	—	—	(149,947)	—	—	—	—	—	(149,947)
Stock options exercised, net of shares tendered for payment			—	—	4,497,904	2,249	65,489	—	—	—	—	—	67,738
Stock-based compensation expense			—	—	—	—	42,576	—	—	—	—	—	42,576
Issuance of restricted stock, net of shares withheld			—	—	—	—	(20,973)	—	843,077	14,850	—	—	(6,123)
Tax benefit of stock option plans			—	—	—	—	11,153	—	—	—	—	—	11,153
Purchase of subsidiary shares from noncontrolling interest			—	—	—	—	(2,607)	—	—	—	—	(2,385)	(4,992)
Other			—	—	—	—	—	—	—	—	—	(123)	(123)

Balance at December 31, 2011			—	$—	530,315,453	$265,158	$3,795,373	$1,420,520	(103,637,016)	$(1,901,437)	$(87,839)	$13,007	$3,504,782

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$538,803	$345,542	$247,748
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	510,688	422,788	401,157
Stock-based compensation expense	42,576	31,385	31,166
Net earnings from equity method investees	—	—	(1,196)
Change in estimated sales allowances	(3,540)	42,608	110,746
Deferred income tax (benefit) expense	(57,405)	11,287	(154,649)
Other non-cash items	111,018	93,175	70,039
Litigation settlements, net	48,556	127,058	164,517
Changes in operating assets and liabilities:
Accounts receivable	(318,870)	21,865	(175,798)
Inventories	(220,600)	(94,728)	20,110
Trade accounts payable	133,666	23,021	4,244
Income taxes	96,935	20,247	(115,800)
Deferred revenue	(996)	23,626	(29,616)
Other operating assets and liabilities, net	(160,407)	(136,470)	32,407

Net cash provided by operating activities	720,424	931,404	605,075

Cash flows from investing activities:
Capital expenditures	(279,848)	(192,792)	(154,402)
Change in restricted cash	15,030	24,875	(7,463)
Cash paid for acquisitions, net	(80,510)	(562,765)	(236,661)
Purchase of marketable securities	(10,024)	(7,520)	—
Other items, net	23,311	12,792	63,528

Net cash used in investing activities	(332,041)	(725,410)	(334,998)

Cash flows from financing activities:
Cash dividends paid	—	(139,035)	(139,035)
Payment of financing fees	(17,246)	(29,084)	—
Cash paid for warrant amendment and exchange	(149,947)	—	—
Purchase of common stock	(349,998)	—	—
Change in short-term borrowings, net	(15,614)	(27,415)	8,568
Proceeds from issuance of long-term debt	1,458,000	2,356,633	6,448
Payment of long-term debt	(1,644,198)	(2,115,402)	(350,032)
Proceeds from exercise of stock options	67,738	54,653	19,623
Other items, net	6,269	—	—

Net cash (used in) provided by financing activities	(644,996)	100,350	(454,428)

Effect on cash of changes in exchange rates	(30,383)	(24,808)	7,720

Net (decrease) increase in cash and cash equivalents	(286,996)	281,536	(176,631)
Cash and cash equivalents — beginning of period	662,052	380,516	557,147

Cash and cash equivalents — end of period	$375,056	$662,052	$380,516

Supplemental disclosures of cash flow information —
Non-cash transactions:
Contingent consideration	$376,110	$—	$—

Cash paid during the period for:
Income taxes	$124,123	$114,809	$272,323

Interest	$284,637	$144,176	$223,347

See Notes to Consolidated Financial Statements

Mylan Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Nature of Operations

Mylan Inc. and its subsidiaries (the “Company,” “Mylan,” “our” or “we”) are engaged in the global development, licensing, manufacture, marketing and distribution of generic, brand and branded generic pharmaceutical products for resale by others and active pharmaceutical ingredients (“API”) through two segments, “Generics” and “Specialty.” The principal markets for Generics are proprietary and ethical pharmaceutical wholesalers and distributors, group purchasing organizations, drug store chains, independent pharmacies, drug manufacturers, institutions, and public and governmental agencies primarily within the United States (“U.S.”) and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”), and Australia, Japan, India and New Zealand (collectively, “Asia Pacific”). Generics also focuses on developing API with non-infringing processes to partner with generic manufacturers in regulated markets such as the U.S. and the European Union (“EU”) at market formation. The principal market for Specialty is pharmaceutical wholesalers and distributors, pharmacies and healthcare institutions primarily in the U.S.

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

Foreign Currencies. The Consolidated Financial Statements are presented in U.S. Dollars, the reporting currency of Mylan. Statements of Operations and Cash Flows of all of the Company’s subsidiaries that have functional currencies other than U.S. Dollars are translated at a weighted average exchange rate for the period for inclusion in the Consolidated Statements of Operations and Cash Flows, whereas assets and liabilities are translated at the end of the period exchange rates for inclusion in the Consolidated Balance Sheets. Translation differences are recorded directly in shareholders’ equity as foreign currency translation adjustments. Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency, which arise as a result of changes in foreign currency exchange rates, are recorded in the Consolidated Statements of Operations.

Cash and Cash Equivalents. Cash and cash equivalents are comprised of highly liquid investments with an original maturity of three months or less at the date of purchase.

Marketable Securities. Marketable equity and debt securities classified as available-for-sale are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive (loss) earnings as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale securities are computed on a specific security basis and are included in other (expense) income, net in the Consolidated Statements of Operations. Marketable equity and debt securities classified as trading securities are valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, and realized and unrealized gains and losses are included in other (expense) income, net in the Consolidated Statements of Operations.

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

Mylan performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 40% and 36% of the accounts receivable balances represent amounts due from three customers at December 31, 2011 and December 31, 2010. Total allowances for doubtful accounts were $18.9 million and $23.9 million at December 31, 2011 and December 31, 2010.

Inventories. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory, including pre-launch inventory, are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (3 to 19 years for machinery and equipment and other fixed assets and 15 to 39 years for buildings and improvements). The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was $152.8 million, $132.5 million and $124.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Goodwill is tested for impairment at least annually or when events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable based on management’s assessment of the fair value of the Company’s reporting units as compared to their related carrying value. If the fair value of a reporting unit is less than its carrying value, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

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

Contingent Consideration. Mylan records contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as an adjustment to contingent consideration expense within the Consolidated Statements of Operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements, as they are based on significant inputs not observable in the market.

Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period. Accordingly, changes in the assumptions described above could have a material impact on the Company’s consolidated results of operations.

Impairment of Long-Lived Assets. The carrying values of long-lived assets, which include property, plant and equipment, intangible assets with finite lives and IPR&D, are evaluated periodically in relation to the expected future cash flows of the underlying assets and monitored for other potential triggering events. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value. Indefinite-lived intangibles, principally IPR&D, are tested at least annually for impairment. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.

Short-Term Borrowings. Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited) has a financing arrangement for the sale of its accounts receivable with certain commercial banks. The commercial banks purchase the receivables at a discount and Mylan Laboratories Limited records the proceeds as short-term borrowings. Upon receipt of payment of the receivable, the short-term borrowings are reversed. As the banks have recourse to Mylan Laboratories Limited on the receivables sold, the receivables are included in accounts receivable, net, in the Consolidated Balance Sheets. Additionally, Mylan Laboratories Limited has working capital facilities with several banks which are secured by its current assets and property, plant and equipment. The working capital facilities have a weighted average interest rate of 5.4% at December 31, 2011.

In February 2012, Mylan entered into an agreement with a syndication of banks to borrow up to $300 million secured by certain U.S. accounts receivable. This agreement has a maturity of three years and is a committed facility.

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

Accounts receivable are presented net of allowances relating to the above provisions. No revisions were made to the methodology used in determining these provisions during the years ended December 31, 2011 and 2010. Such allowances were $763.0 million and $751.8 million at December 31, 2011 and 2010, respectively. Other current liabilities included $147.9 million and $167.0 million at December 31, 2011 and 2010, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.

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

During the years ended December 31, 2011, 2010 and 2009, sales to McKesson Corporation were 11%, 11% and 10%, respectively, and sales to Cardinal Health, Inc. were 13%, 11%, and 10%, respectively, of consolidated net revenues.

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

With respect to the Company’s convertible preferred stock, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method for all periods during which the preferred stock was outstanding. The preferred stock was convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock. On November 15, 2010, pursuant to its terms, the Company’s 6.50% mandatorily convertible preferred stock converted into 125,234,172 shares of Mylan’s common stock, and Mylan is no longer obligated to pay dividends. For the years ended December 31, 2010 and 2009 the if-converted method was anti-dilutive; therefore, the preferred stock conversion was excluded in the computation of diluted earnings per share.

On September 15, 2008, concurrent with the sale of $575.0 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Cash Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the conversion reference rate for the Cash Convertible Notes. The sold warrants had an exercise price of $20.00 and will be net share settled, meaning that Mylan will issue a number of shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. The warrants meet the definition of derivatives under the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging (“ASC 815”); however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40 Contracts in Entity’s Own Equity (“ASC 815-40”), the warrants have been recorded in shareholders’ equity in the Consolidated Balance Sheets.

In the third quarter of 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) with new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. All other terms and settlement provisions of the Old Warrants remain unchanged in the New Warrants. As part of the amendments, the Company paid the holders of the Old Warrants approximately $3.66 per warrant or $150 million in total. Under the provisions of ASC 815-40, the Company recorded the payment as a reduction of shareholders’ equity in the Consolidated Balance Sheets as the Old Warrants were classified in permanent equity. The New Warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40, the New Warrants have also been recorded in shareholders’ equity in the Consolidated Balance Sheets.

During the year ended December 31, 2011, the average market value of the Company’s shares exceeded the exercise price of the Old Warrants for a period of time during which they were outstanding, and as a result, the Company has included 3.2 million shares in the calculation of the diluted earnings per share, which includes the weighted average impact of the amendments entered into during the year ended December 31, 2011. The average market value of the Company’s shares did not exceed the exercise price of the Old Warrants during the year ended December 31, 2010 or 2009. The average market value of the Company’s shares did not exceed the exercise price of the New Warrants during the year ended December 31, 2011.

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

Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Year Ended December 31,
	2011	2010	2009
(In thousands, except per share amounts)
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. before preferred dividends	$536,810	$345,115	$232,571
Less: Preferred dividends	—	121,535	139,035

Net earnings attributable to Mylan Inc. common shareholders	$536,810	$223,580	$93,536

Shares (denominator):
Weighted average common shares outstanding	430,839	324,453	305,162

Basic earnings per common share attributable to Mylan Inc. common shareholders	$1.25	$0.69	$0.31

Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$536,810	$223,580	$93,536
Add: Preferred dividends	—	—	—

Earnings attributable to Mylan Inc. common shareholders and assumed conversions	$536,810	$223,580	$93,536

Shares (denominator):
Weighted average shares outstanding	430,839	324,453	305,162
Stock-based awards and warrants	7,946	4,526	1,751
Preferred stock conversion	—	—	—

Total dilutive shares outstanding	438,785	328,979	306,913

Diluted earnings per common share attributable to Mylan Inc.	$1.22	$0.68	$0.30

Additional stock options or restricted stock awards were outstanding during the years ended December 31, 2011, 2010 and 2009 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 5.5 million, 3.5 million and 8.1 million shares for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options. The fair value of stock-based compensation is recognized as expense in the Consolidated Statements of Operations over the vesting period.

Derivatives. From time to time the Company may enter into derivative financial instruments (mainly foreign currency exchange forward contracts, purchased currency options, interest rate swaps and purchased equity call options) designed to hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next twelve months, in currencies other than the functional currency, to hedge the variability in interest expense on floating rate debt, hedge the fair value of fixed-rate notes or to hedge cash or share payments required on conversion of issued convertible notes. When such instruments qualify for hedge accounting, they are recognized on the Consolidated Balance Sheets with the change in the fair value recorded as a component of other comprehensive earnings until the underlying hedged item is recognized in the Consolidated Statements of Operations. When such derivatives do not qualify for hedge accounting, they are recognized on the Consolidated Balance Sheets at their fair value, with changes in the fair value recorded in the Consolidated Statements of Operations within other (expense) income, net.

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

Recent Accounting Pronouncements. In June and December 2011, the FASB issued revised guidance on the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. The guidance is effective for fiscal years beginning after December 15, 2011, and it must be applied retrospectively. The guidance is not expected to have a material effect on our financial condition or results of operations, though it will change our financial statement presentation.

3. Acquisitions and Other Transactions

The Respiratory Delivery Platform

On December 23, 2011, Mylan completed its acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s (“Pfizer’s”) proprietary dry powder inhaler delivery platform. As part of the agreement, Mylan will fund the remaining development and capital requirements to bring the products to market. In accordance with GAAP guidance regarding business combinations, the Company accounted for this transaction as a purchase of a business and utilized the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the estimate of their respective fair values.

The total purchase consideration was $348 million. This amount consisted of an initial cash payment of $22 million, approximately $4 million in assumed liabilities, and $322 million of contingent consideration. Pfizer is eligible to receive milestone payments, which are contingent upon the future product development achievements including regulatory approvals, market launches, sales targets and profitability. The total $322 million of contingent consideration represents the net present value of expected milestone and profit sharing payments. The preliminary purchase price allocation, including the valuation of the contingent payment elements of the purchase price, resulted in IPR&D of $338 million, fixed assets of $8 million and goodwill of $1 million. The impact on our results of operations since the acquisition date was not material.

The amount allocated to acquired IPR&D represents an estimate of the fair value of purchased in-process technology that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D was based on the excess earnings method, which utilizes forecasts of expected net cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 12.5% was utilized to discount net cash inflows to present values.

The project is in the early stages of development, and the expected costs to complete are estimated to be significant. The project is not expected to begin generating a material benefit to the Company until after 2016.

There can be no certainty that these assets ultimately will yield a successful product. Failure to successfully complete this project would have a material impact on the IPR&D assets related to it. Additionally, no assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change in future periods.

Bioniche Pharma

On September 7, 2010, the Company completed the acquisition of 100% of the outstanding equity in Bioniche Pharma Holdings Limited (“Bioniche Pharma”), a privately held, global injectable pharmaceutical company. The Company financed the transaction using a combination of cash on hand and long-term borrowings. In accordance with the GAAP guidance regarding business combinations, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at their respective fair values.

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

The amount allocated to acquired IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of the IPR&D was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges, on a project-by-project basis, and will be tested for impairment in accordance with GAAP. A discount rate of 11.0% was utilized to discount net cash inflows to present values.

Three research projects represented approximately 60% of the total fair value of IPR&D, and, combined, these projects had an expected cost to complete of less than $10 million as of the acquisition date. All projects are in various stages of completion, but they are expected to begin producing a benefit to the Company by 2013. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to prepare the discounted cash flow analysis will not change or the timely completion of each project to commercial success will occur. Refer to Note 5 Goodwill and Intangible Assets for information regarding the Company’s annual impairment review of these IPR&D assets.

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

Pro Forma financial results

The operating results of Bioniche Pharma have been included in Mylan’s Consolidated Statements of Operations since September 7, 2010. Revenues and earnings from the acquisition date through December 31, 2010 were not material to the consolidated financial statements. The following table presents supplemental unaudited pro forma information as if the acquisition of Bioniche Pharma had occurred on January 1, 2009. This summary of the unaudited pro forma results of operations is not necessarily indicative of what Mylan’s results of operations would have been had Bioniche Pharma been acquired on January 1, 2009 and may not be indicative of future performance.

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

Mylan Laboratories Limited

On March 26, 2009, the Company announced plans to buy the remaining public interest in Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited) from its minority shareholders pursuant to a voluntary delisting offer. At the time, the Company owned approximately 71.2% of Mylan Laboratories Limited through a wholly owned subsidiary and controlled more than 76% of its voting rights. During 2009, the

Company completed the purchase of an additional portion of the remaining interest from minority shareholders of Mylan Laboratories Limited for cash of approximately $182.2 million, bringing both the Company’s total ownership and control to more than 96%. During 2010, Mylan completed the purchase of an additional portion of the remaining interest from minority shareholders of Mylan Laboratories Limited, for cash of approximately $5.0 million, bringing both the Company’s total ownership and control to approximately 97%. In November 2010, the Company announced the re-opening of the offer to purchase the remainder of the shares held by minority shareholders. As of December 31, 2011, our total ownership and control in Mylan Laboratories Limited was approximately 98%.

Biologics Agreement

On June 29, 2009, Mylan announced that it has executed a definitive agreement with Biocon Limited (“Biocon”), a publicly traded company on the Indian stock exchanges, for an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace.

As part of this collaboration, Mylan and Biocon will share development, capital and certain other costs to bring products to market. Mylan will have exclusive commercialization rights in the U.S., Canada, Japan, Australia, New Zealand and in the EU and European Free Trade Association countries through a profit sharing arrangement with Biocon. Mylan will have co-exclusive commercialization rights with Biocon in all other markets around the world. In conjunction with executing this agreement, Mylan recorded an $18.0 million research and development charge in the year ended December 31, 2009 related to its up-front, non-refundable obligation pursuant to the agreement.

Other Transactions

During 2011, the Company completed two additional business acquisitions for total purchase consideration of approximately $165 million. The total combined purchase consideration of the two acquisitions included initial cash payments of $59 million, approximately $51 million in assumed liabilities, and $54 million of contingent consideration, which represents the fair value of expected future payments. The preliminary purchase price allocations, including the valuation of the contingent payment elements of the purchase price, resulted in intangible assets of $130 million, IPR&D of $30 million and fixed assets of $5 million. The impact on our results of operations since the acquisition dates was not material.

The acquisition of intangible assets through contingent consideration amounted to approximately $376.1 million in 2011, and is considered to be a non-cash investing activity for purposes of the Company’s Consolidated Statements of Cash Flows.

During 2010, approximately $16.0 million was paid as the purchase consideration for a finished dosage form manufacturing facility in India.

During 2009, several other transactions were completed, including the sale of a 50% interest in a joint venture, the purchase of the remaining 50% interest in a separate joint venture in which Mylan Laboratories Limited previously held a 50% stake, the sale of a majority-owned subsidiary by Mylan Laboratories Limited to the minority owner, and the purchase of an API facility in India. These transactions resulted in a net cash outflow of $5.3 million.

4. Balance Sheet Components

Selected balance sheet components consist of the following:

	December 31, 2011	December 31, 2010
(In thousands)
Inventories:
Raw materials	$370,423	$337,087
Work in process	253,492	230,243
Finished goods	772,827	672,941

	$1,396,742	$1,240,271

Property, plant and equipment:
Land and improvements	$72,945	$73,267
Buildings and improvements	676,028	670,639
Machinery and equipment	1,358,163	1,264,750
Construction in progress	263,948	164,923

	2,371,084	2,173,579
Less accumulated depreciation	1,073,050	964,237

	$1,298,034	$1,209,342

Other current liabilities:
Legal and professional accruals, including litigation reserves	$232,670	$246,064
Payroll and employee benefit plan accruals	221,458	185,953
Accrued sales allowances	147,938	166,997
Accrued interest	74,754	88,430
Fair value of financial instruments	69,493	33,395
Other	249,845	336,734

	$996,158	$1,057,573

Accumulated other comprehensive (loss) earnings:
Net unrealized gain on available-for-sale securities, net of tax	$1,080	$1,047
Net unrecognized losses and prior service costs related to post retirement plans, net of tax	(5,840)	(4,650)
Net unrecognized losses on derivatives, net of tax	(43,719)	(9,594)
Foreign currency translation adjustment	(39,360)	185,064

	$(87,839)	$171,867

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	Generics Segment	Specialty Segment	Total
(In thousands)
Balance at December 31, 2009
Goodwill	$3,009,740	$706,507	$3,716,247
Accumulated impairment losses	—	(385,000)	(385,000)

	3,009,740	321,507	3,331,247
Goodwill acquired(1)	212,749	—	212,749
Foreign currency translation and other	55,338	—	55,338

	3,277,827	321,507	3,599,334

Balance at December 31, 2010
Goodwill	3,277,827	706,507	3,984,334
Accumulated impairment losses	—	(385,000)	(385,000)

	3,277,827	321,507	3,599,334
Goodwill acquired	1,138	—	1,138
Foreign currency translation	(82,537)	—	(82,537)

	3,196,428	321,507	3,517,935

Balance at December 31, 2011
Goodwill	3,196,428	706,507	3,902,935
Accumulated impairment losses	—	(385,000)	(385,000)

	$3,196,428	$321,507	$3,517,935

(1)	Goodwill acquired primarily through the acquisition of Bioniche Pharma (see Note 3).

Intangible assets consist of the following components at December 31, 2011 and 2010:

	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
(In thousands)
December 31, 2011
Amortized intangible assets:
Patents and technologies	20	$116,631	$82,815	$33,816
Product rights and licenses	10	3,364,263	1,418,492	1,945,771
Other(1)	8	200,663	45,604	155,059

		3,681,557	1,546,911	2,134,646
IPR&D (2)		496,101	—	496,101

		$4,177,658	$1,546,911	2,630,747

December 31, 2010
Amortized intangible assets:
Patents and technologies	20	$122,926	$83,563	$39,363
Product rights and licenses	10	3,323,902	1,099,103	2,224,799
Other(1)	8	143,716	55,171	88,545

		3,590,544	1,237,837	2,352,707
IPR&D (2)		148,443	—	148,443

		$3,738,987	$1,237,837	$2,501,150

(1)	Other intangibles consist principally of customer lists and contracts.
(2)	See Note 3.

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by therapeutic category, is as follows:

	December 31, 2011	December 31, 2010
(In thousands)
Allergy	$78,557	$120,563
Anti-infective Agents	179,386	208,537
Cardiovascular	353,026	413,296
Central Nervous System	293,106	277,835
Endocrine and Metabolic	92,482	102,113
Gastrointestinal	144,672	172,582
Respiratory Agents	331,342	367,103
Other(1)	473,200	562,770

	$1,945,771	$2,224,799

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of total product rights and licenses.

Amortization expense, which is classified primarily within cost of sales in the Consolidated Statements of Operations, for the years ended December 31, 2011, 2010 and 2009 was $357.8 million, $290.3 million and $276.8 million, respectively, and is expected to be approximately $336 million, $330 million, $322 million, $300 million and $232 million for the years ended December 31, 2012 through 2016, respectively.

Indefinite-lived intangibles, such as the Company’s IPR&D assets, are tested at least annually for impairment, but may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.

During the quarter ended September 30, 2011, the Company performed its annual impairment review of its IPR&D assets and recorded an impairment charge in the amount of $16.2 million, which has been recorded as a component of amortization expense. These IPR&D assets were acquired as part of the Bioniche Pharma acquisition. This impairment charge resulted from the Company’s updated estimate of the fair value of these assets, which was based upon updated forecasts, compared with the assigned fair values as of the Bioniche Pharma acquisition date, September 7, 2010. The fair value was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 6. These valuations reflect, among other things, the impact of changes to the development programs, the projected development and regulatory timeframes and the current competitive environment. Changes in any of the Company’s assumptions may result in a further reduction to the estimated fair value of the IPR&D asset and could result in additional future impairment charges.

During the year ended December 31, 2011, approximately $4.3 million was reclassified from acquired IPR&D to product rights and licenses.

6. Financial Instruments and Risk Management

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

The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset.

As of December 31, 2010, the Company had €679.2 million of borrowings under its Amended and Restated Credit Agreement dated December 20, 2007 (the “Prior Credit Agreement”) that were designated as a hedge of its net investment in certain Euro-functional currency subsidiaries to manage foreign currency translation risk. The U.S. Dollar equivalent of such amounts was $909.3 million at December 31, 2010. Borrowings designated as hedges of net investments are marked to market using the current spot exchange rate as of the end of the period, with gains and losses included in the foreign currency translation adjustment component of AOCE on the Consolidated Balance Sheets until the sale or substantial liquidation of the underlying net investments. During 2011, the borrowings that were designated as a net investment hedge were repaid in conjunction with the refinancing of the Prior Credit Agreement (see Note 7).

The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed and floating-rate debt. These derivative instruments are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset.

As discussed further in Note 7, in November 2011, the Company entered into a credit agreement (the “Senior Credit Agreement”) and refinanced the Prior Credit Agreement. In conjunction with the refinancing of the Prior Credit Agreement, the Company terminated certain interest rate swaps that had previously fixed the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans. As a result, during the year ended December 31, 2011, charges of approximately $13.9 million that had previously been classified in AOCE were recognized into other (expense) income, net. In December 2011, the Company executed $500.0 million of notional interest rate swaps in order to fix the interest rate on a portion of its variable rate U.S. Term Loans under the Senior Credit Agreement at a rate of 0.604% plus the specified spread under the Credit Agreement (currently 200 basis points), from January 2012 until January 2014. These interest rate swaps are designated as cash flow hedges of the variability of interest expense related to our variable rate debt. The total notional amount of the Company’s interest rate swaps on floating-rate debt was $500.0 million and $767.7 million as of December 31, 2011 and 2010, respectively.

In January 2012, the Company executed a further $350.0 million of notional interest rate swaps in order to fix the interest rate on an additional portion of its variable rate U.S. Term Loans under the Senior Credit Agreement at a rate of 0.4504% plus the specified spread under the Senior Credit Agreement (currently 200 basis points), from March 2012 until March 2014. These interest rate swaps are designated as cash flow hedges of the variability of interest expense related to our variable rate debt.

In January 2011, the Company entered into interest rate swaps which convert $500.0 million of the Company’s fixed-rate 6.0% Senior Notes due 2018 (the “2018 Senior Notes”) to a variable rate. These interest rate swaps are designated as fair value hedges, are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. The change in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. As of December 31, 2011, the total notional amount of the Company’s interest rate swaps on fixed-rate debt was $500 million.

Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts that are in an asset position at December 31, 2011 is $29.1 million. The Company is not subject to any obligations to post collateral under derivative instrument contracts.

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

At December 31, 2011, the convertible note hedge had a total fair value of $460.0 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Fair Values of Derivative Instruments

Derivatives Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Interest rate swaps	Prepaid expenses and other current assets	$29,773	Prepaid expenses and other current assets	$—
Foreign currency forward contracts	Prepaid expenses and other current assets	—	Prepaid expenses and other current assets	8,884

Total		$29,773		$8,884

	Liability Derivatives
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Interest rate swaps	Other current liabilities	$658	Other current liabilities	$25,666
Foreign currency forward contracts	Other current liabilities	57,075	Other current liabilities	—
Foreign currency borrowings	Long-term debt	—	Long-term debt	909,255

Total		$57,733		$934,921

Fair Values of Derivative Instruments

Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,802	Prepaid expenses and other current assets	$2,668
Purchased cash convertible note hedge	Other assets	460,000	Other assets	472,400

Total		$463,802		$475,068

	Liability Derivatives
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
(In thousands)
Foreign currency forward contracts	Other current liabilities	$11,760	Other current liabilities	$7,375
Cash conversion feature of Cash Convertible Notes	Long-term debt	460,000	Long-term debt	472,400

Total		$471,760		$479,775

Fair Values of Derivative Instruments

Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
		2011	2010	2009
(In thousands)
Interest Rate Swaps	Interest Expense	$42,648	$—	$—

Total		$42,648	$—	$—

	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedging Items
		Year Ended December 31,
		2011	2010	2009
(In thousands)
2018 Senior Notes	Interest Expense	$(29,773)	$—	$—

Total		$(29,773)	$—	$—

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Year Ended December 31,
	2011	2010	2009
(In thousands)
Foreign currency forward contracts	$(55,453)	$6,657	$—
Interest rate swaps	15,836	23,030	6,134

Total	$(39,617)	$29,687	$6,134

	Location of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)
		Year Ended December 31,
		2011	2010	2009
(In thousands)
Foreign currency forward contracts	Net revenues	$(5,492)	$2,301	$—
Interest rate swaps	Interest expense	(15,719)	(53,499)	(51,746)

Total		$(21,211)	$(51,198)	$(51,746)

	Location of Loss Excluded from the Assessment of Hedge Effectiveness	Amount of Loss Excluded from the Assessment of Hedge Effectiveness
		Year Ended December 31,
		2011	2010	2009
(In thousands)
Foreign currency forward contracts	Other (expense) income, net	$13,432	$(2,958)	$—

Total		$13,432	$(2,958)	$—

At December 31, 2011, the Company expects that approximately $40.8 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Year Ended December 31,
	2011	2010	2009
(In thousands)
Foreign currency borrowings	$(11,596)	$42,236	$(19,630)

Total	$(11,596)	$42,236	$(19,630)

During the years ended December 31, 2011, 2010 and 2009, there was no gain or loss recognized into earnings on derivatives with net investment hedging relationships.

The Effect of Derivative Instruments on the Consolidated Statements of Operations

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
		2011	2010	2009
(In thousands)
Foreign currency forward contracts	Other (expense) income, net	$20,740	$(29,215)	$(20,158)
Cash Conversion feature of Cash Convertible Notes	Other (expense) income, net	12,400	$(61,800)	$(174,850)
Purchased cash convertible note hedge	Other (expense) income, net	(12,400)	$61,800	$174,850

Total		$20,740	$(29,215)	$(20,158)

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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

December 31, 2011	Level 1	Level 2	Total
(In thousands)
Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$6,760	$—	$6,760

Total trading securities	$6,760	$—	$6,760

Available-for-sale fixed income investments:
U.S. Treasuries	$—	$1,519	$1,519
Corporate bonds	—	7,192	7,192
Agency mortgage-backed securities	—	12,346	12,346
Other	—	2,697	2,697

Total available-for-sale fixed income investments	$—	$23,754	$23,754

Available-for-sale equity securities:
Biosciences industry	$172	$—	$172

Total available-for-sale equity securities	$172	$—	$172

Foreign exchange derivative assets	$—	$3,802	$3,802
Interest rate swap derivative assets	—	29,773	29,773
Purchased cash convertible note hedge	—	460,000	460,000

Total assets at fair value (1)	$6,932	$517,329	$524,261

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$68,835	$68,835
Interest rate swap derivative liabilities	—	658	658
Cash conversion feature of cash convertible notes	—	460,000	460,000

Total liabilities at fair value (1)	$—	$529,493	$529,493

December 31, 2010	Level 1	Level 2	Total
(In thousands)
Financial Assets:
Trading securities:
Equity securities — exchange traded funds	$3,693	$—	$3,693

Total trading securities	$3,693	$—	$3,693

Available-for-sale fixed income investments:
U.S. Treasuries	$—	$12,387	$12,387
Corporate bonds	—	8,116	8,116
Agency mortgage-backed securities	—	1,934	1,934
Other	—	2,573	2,573

Total available-for-sale fixed income investments	$—	$25,010	$25,010

Available-for-sale equity securities:
Biosciences industry	$382	$—	$382

Total available-for-sale equity securities	$382	$—	$382

Foreign exchange derivative assets	$—	$11,552	$11,552
Purchased cash convertible note hedge	—	472,400	472,400

Total assets at fair value (1)	$4,075	$508,962	$513,037

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$7,375	$7,375
Interest rate swap derivative liabilities	—	25,666	25,666
Cash conversion feature of cash convertible notes	—	472,400	472,400

Total liabilities at fair value (1)	$—	$505,441	$505,441

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

•

Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the year ended December 31, 2011, that would reduce the receivable amount owed, if any, to the Company.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the year ended December 31, 2011 that would reduce the receivable amount owed, if any, to the Company.

•

Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the year ended December 31, 2011, that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

Available-for-Sale Securities

The amortized cost and estimated fair value of available-for-sale securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(In thousands)
December 31, 2011
Debt securities	$22,263	$1,561	$(70)	$23,754
Equity securities	—	172	—	172

	$22,263	$1,733	$(70)	$23,926

December 31, 2010
Debt securities	$23,797	$1,259	$(46)	$25,010
Equity securities	—	382	—	382

	$23,797	$1,641	$(46)	$25,392

Maturities of available-for-sale debt securities at fair value as of December 31, 2011, were as follows:

(In thousands)
Mature within one year	$32
Mature in one to five years	535
Mature in five years and later	23,187

$23,754

7.	Long-Term Debt

A summary of long-term debt is as follows:

	December 31, 2011	December 31, 2010
(In thousands)
U.S. Term Loans	$1,250,000	$—
Euro Tranche A Term Loans	—	234,550
U.S. Tranche B Term Loans	—	500,000
Euro Tranche B Term Loans	—	674,705
Senior Convertible Notes	593,983	565,476
Cash Convertible Notes	937,160	928,344
2017 Senior Notes	550,000	550,000
2018 Senior Notes	818,774	787,728
2020 Senior Notes	1,014,643	1,015,848
Other	3,666	11,534

	5,168,226	5,268,185
Less: Current portion	689,146	4,809

Total long-term debt	$4,479,080	$5,263,376

Senior Credit Agreement

In November 2011, the Company entered into a Senior Credit Agreement with a syndication of banks, which provided $1.25 billion in U.S. Term Loans (the “U.S. Term Loans”) and contains a $1.25 billion revolving facility (the “Revolving Facility,” and together with the U.S. Term Loans, the “Senior Credit Facilities”). The proceeds of the U.S. Term Loans and borrowings under the Revolving Facility were used to repay amounts outstanding under the Prior Credit Agreement and to pay the related fees and expenses of the foregoing transactions.

The Revolving Facility consists of a $750 million U.S. dollar-denominated tranche (the “U.S. Revolving Facility”) and a $500 million alternative currency tranche (the “Alternative Currency Revolving Facility”). The U.S. Revolving Facility is available to the Company for borrowings in U.S. Dollars, and the Alternative Currency Revolving Facility is available to the Company for borrowings in U.S. Dollars, Euros, Sterling, Yen and such other currencies as are acceptable to each lender under the Alternative Currency Revolving Facility. The Revolving Facility includes a $125 million subfacility for the issuance of letters of credit and a $100 million subfacility for swingline borrowings. The Company may incur additional term loan commitments or increases in the amount of the commitments under the Revolving Facility (the “Incremental Commitments”) in an aggregate principal amount of up to $750 million plus any previously made scheduled or voluntary (other than any debt refinanced) principal payments of U.S. Term Loans from Lenders or other financial institutions designated by the Company, to the extent agreed by such Lenders or other financial institutions. The Senior Credit Facilities are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). The Senior Credit Facilities are also secured by a pledge of the capital stock of substantially all direct subsidiaries of the Company and the Guarantors (limited to 65% of outstanding voting stock of foreign holding companies and any foreign subsidiaries) and substantially all of the other tangible and intangible property and assets of the Company and the Guarantors.

As of December 31, 2011, the U.S. Term Loans currently bear interest at LIBOR plus 2.00% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate plus 1.00% per annum. The applicable margins over LIBOR and the base rate for the Revolving Facility and the U.S. Term Loans can fluctuate based on a calculation of the Company’s Consolidated Leverage Ratio as defined in the Senior Credit Agreement. At December 31, 2011, the Company had no amounts outstanding under the Revolving Facility. The Company also pays a facility fee on the entire amount of the Revolving Facility. The facility fee is currently 0.40% per annum, but can decrease to 0.30% per annum based on the Company’s Consolidated Leverage Ratio, as defined in the Senior Credit Agreement.

The U.S. Term Loans mature on November 14, 2016 and require amortization payments of approximately $23.4 million per quarter in each of 2012 and 2013, $31.3 million per quarter in 2014, $46.9 million per quarter in 2015 and $187.5 million per quarter in 2016. The Senior Credit Agreement requires prepayments of the U.S. Term Loans with the proceeds from (1) certain asset sales and casualty events, unless the Company’s Consolidated Leverage Ratio is equal to or less than 3.25 to 1.0, and (2) the proceeds from certain issuances of indebtedness not permitted by the Senior Credit Agreement. Amounts drawn on the Revolving Facility become due and payable on November 14, 2016. The U.S. Term Loans and amounts drawn on the Revolving Facility may be voluntarily prepaid without penalty or premium.

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in our lines of business. The Senior Credit Agreement contains financial covenants requiring maintenance of a minimum interest coverage ratio and a maximum consolidated leverage ratio.

The Senior Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds.

During any period when the Company maintains an investment grade rating from both Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), and no default has occurred and is continuing under the Senior Credit Agreement, the restrictions imposed by certain negative covenants under the Senior Credit Agreement will be suspended. Additionally, during such time the Company may require that all collateral then in effect be released from the security interest created pursuant to the security documents so long as no Refinancing Indebtedness (as defined in the Senior Credit Agreement) secured by a lien on any assets of the Company or any of the Guarantors is outstanding (or any such lien is contemporaneously released). Upon the occurrence of a ratings downgrade by either S&P or Moody’s to a level below investment grade status or upon the Company ceasing to have a corporate credit rating by either such agency (or a successor thereto), the collateral is required to be reinstated.

Details of the interest rates in effect at December 31, 2011 and 2010 on the outstanding borrowings under the term loans are in the table below:

	December 31, 2011
	Outstanding	Basis	Rate
(In thousands)
U.S. Term Loans (1)	$1,250,000	LIBOR + 2.00%	2.34%

	December 31, 2010
	Outstanding	Basis	Rate
(In thousands)
Euro Tranche A Term Loans	$234,550	EURIBO + 2.75%	3.66%
U.S. Tranche B Term Loans
Swapped to Fixed Rate — December 2012	$500,000	Fixed	6.60%
Euro Tranche B Term Loans
Swapped to Fixed Rate — March 2011	$267,740	Fixed	5.38%
Floating Rate	406,965	EURIBO + 3.25%	4.11%

Total Euro Tranche B Term Loans	$674,705

(1)

Effective January 2012, $500 million of the U.S. Term Loans have been swapped to a fixed rate of 0.604% plus the specified spread under the Senior Credit Agreement (currently 200 basis points), through January 2014. Effective March 2012, an additional $350 million of the U.S. Term Loans have been swapped to a fixed rate of 0.4504% plus the specified spread under the Senior Credit Agreement (currently 200 basis points), through March 2014. These swaps have been designated as cash flow hedges of the variability in interest expense related to our variable rate debt.

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

The 2017 Senior Notes bear interest at a rate of 7.625% per year, accruing from May 19, 2010. Interest on the 2017 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2017 Senior Notes will mature on July 15, 2017, subject to earlier repurchase or redemption in accordance with the terms of the indenture. The 2020 Senior Notes bear interest at a rate of 7.875% per year, accruing from May 19, 2010. Interest on the 2020 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2020 Senior Notes will mature on July 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the indenture. At December 31, 2011, the $1.01 billion of debt associated with the 2020 Senior Notes includes a $14.6 million premium.

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

In November 2010, the Company issued $800.0 million aggregate principal amount of 6.0% Senior Notes due 2018. These notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2018 Senior Notes are Mylan’s senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.

The 2018 Senior Notes bear interest at a rate of 6.0% per year, accruing from November 24, 2010. Interest on the 2018 Senior Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. The 2018 Senior Notes will mature on November 15, 2018, subject to earlier repurchase or redemption in accordance with the terms of the indenture. At December 31, 2011, the $818.8 million of 2018 Senior Notes is net of an $11.0 million discount and includes a fair value adjustment of $29.8 million. In January 2011, $500.0 million of the outstanding fixed-rate 2018 Senior Notes was swapped to a variable rate of LIBOR plus 2.96%.

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

In May 2010, the Company used $1.00 billion of the net proceeds of the initial 2017 Senior Notes and 2020 Senior Notes offering to repay a portion of the U.S. Tranche B Term Loans due under the terms of its Prior Credit Agreement. In September 2010, the Company also repaid an additional amount of $300.0 million of debt under the Prior Credit Agreement, by repaying the remaining balance of the U.S. Tranche A Term Loans and a portion of the U.S. Tranche B Term Loans, using cash on hand. In November 2010, the Company used $800 million of gross proceeds from the 2018 Senior Notes offering to repay an additional portion of the U.S. Tranche B Term Loans due under the terms of its Prior Credit Agreement. As a result of these repayments, the Company reduced senior secured leverage and extended the maturity profile of Mylan’s outstanding indebtedness.

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

On September 15, 2008, concurrent with the sale of $575.0 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Cash Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the conversion reference rate for the Cash Convertible Notes. The sold warrants had an exercise price of $20.00 and will be net share settled, meaning that Mylan will issue a number of shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. The warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40, the warrants have been recorded in shareholders’ equity in the Consolidated Balance Sheets.

In the third quarter of 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) with new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. All other terms and settlement provisions of the Old Warrants remain unchanged in the New Warrants. As part of the amendments, the Company paid the holders of the Old Warrants approximately $3.66 per warrant or $150 million in total.

At December 31, 2011, the total liability of $937.2 million consists of $477.2 million of debt ($575.0 million face amount, net of $97.8 million discount) and the bifurcated conversion feature with a fair value of $460.0 million recorded as a liability within long-term debt at December 31, 2011. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $460.0 million within other assets at December 31, 2011. At December 31, 2010, the total liability of $928.3 million consisted of $455.9 million of debt ($575.0 million face amount, net of $119.1 million discount) and the bifurcated conversion feature with a fair value of $472.4 million recorded as a liability within other long-term obligations in the Consolidated Balance Sheets. The purchased call options are assets recorded at their fair value of $472.4 million within other assets in the Consolidated Balance Sheets at December 31, 2010.

Holders may convert their notes subject to certain conversion provisions including (i) during any quarter if the closing price of our common stock exceeds 130% of the respective conversion price per share. During a defined period at the end of the previous quarter; (ii) during a defined period following five consecutive trading days in which the trading price per $1,000 principal amount was less than 98% of the product of the closing price of our common stock on such day and the applicable conversion reference rate; (iii) if the Company makes specified distributions to holders of our common stock including sales of rights or common stock on a preferential basis, certain distribution of assets or other securities or rights to all holders of our common stock or certain transactions resulting in substantially all shares of our common stock being converted into cash, securities or other property; or (iv) upon a change of control or if our securities cease to be traded on a major U.S. stock exchange. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

As of December 31, 2011, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the December 31, 2011 period, was more than 130% of the applicable conversion reference price of $13.32, the $575.0 million of Cash Convertible Notes was currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments.

Senior Convertible Notes

In March 2007, Mylan issued $600.0 million aggregate principal amount of 1.25% Senior Convertible Notes due 2012 (the “Senior Convertible Notes”). This amount is now included in the current portion of long-term debt. The Senior Convertible Notes bear interest at a rate of 1.25% per year, accruing from March 7, 2007. The effective interest rate used for interest expense purposes is 6.4%. Interest is payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2007. The Senior Convertible Notes will mature on March 15, 2012, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by, among others, the market price of the Company’s common stock and the trading price of the Senior Convertible Notes. The Senior Convertible Notes had an initial conversion rate of 44.5931 shares of common stock per $1,000 principal amount (equivalent to an initial conversion price of approximately $22.43 per share), subject to adjustment, with the principal amount payable in cash and the remainder in cash or stock at the option of the Company. Currently, the effective conversion rate for the Senior Convertible Notes is 41.678 shares of common stock per $1,000 principal amount of notes, representing a stock price of $23.99 per share and reflecting the Company’s suspension of its cash dividend. A further adjustment was not made in the fourth quarter of 2011 as it would not change the conversion price by at least 1% as required by the indenture. This adjustment not made will have an effect on the conversion of the notes and will reduce the conversion rate to 41.539. At December 31, 2011, the $594.0 million of debt is net of a $6.0 million discount. At December 31, 2010, the $565.5 million debt is net of a $34.5 million discount.

In March 2007, concurrent with the issuance of the Senior Convertible Notes, Mylan entered into a convertible note hedge transaction, comprised of a purchased call option and two warrant transactions with two financial institutions, each of which the Company refers to as a counterparty. The net cost of the transactions was $80.6 million. The purchased call options will cover approximately 26.8 million shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Senior Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the Senior Convertible Notes. Concurrently with entering into the purchased call options, the Company entered into warrant transactions with the counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate approximately 26.8 million shares of Mylan common stock, subject to customary anti-dilution adjustments. The warrants may not be exercised prior to the maturity of the Senior Convertible Notes, subject to certain limited exceptions.

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

The purchased call options and sold warrants are separate transactions entered into by the Company with the counterparties, are not part of the terms of the Senior Convertible Notes, and will not affect the holders’ rights under the Senior Convertible Notes. The purchased call options and sold warrants meet the definition of derivatives. However, because these instruments have been determined to be indexed to the Company’s own stock and have been recorded in stockholders’ equity in the Company’s Consolidated Balance Sheets, the instruments are exempted from the scope of GAAP requirements for accounting for derivative instruments and hedging activities and are not subject to the fair value provisions of that accounting guidance.

All financing fees associated with the Company’s borrowings are being amortized over the life of the related debt. The total unamortized amounts of $52.4 million and $61.8 million are included in other assets in the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010. In conjunction with the refinancing of debt, approximately $20.1 million of deferred financing fees were written off during the year ended December 31, 2011.

At December 31, 2011 and 2010, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.15 billion and $3.06 billion, respectively. At December 31, 2011 and 2010, the fair value of the Cash Convertible Notes was approximately $1.00 billion and $996.2 million, respectively.

At December 31, 2011 and December 31, 2010, the Company had outstanding letters of credit of $79.8 million and $85.4 million.

Certain of the Company’s debt agreements contain certain cross-default provisions.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at December 31, 2011, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

	U.S. Term Loans	Senior Convertible Notes	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Total
(In thousands)
2012	$93,750	$600,000	$—	$—	$—	$—	$693,750
2013	93,750	—	—	—	—	—	93,750
2014	125,000	—	—	—	—	—	125,000
2015	187,500	—	575,000	—	—	—	762,500
2016	750,000	—	—	—	—	—	750,000
Thereafter	—	—	—	550,000	800,000	1,000,000	2,350,000

Total	$1,250,000	$600,000	$575,000	$550,000	$800,000	$1,000,000	$4,775,000

8. Income Taxes

Income tax provision (benefit) consisted of the following components:

	Year Ended December 31,
	2011	2010	2009
(In thousands)
Federal:
Current	$96,725	$(72,518)	$42,636
Deferred	28,138	82,471	(87,773)

	124,863	9,953	(45,137)

State and Puerto Rico:
Current	8,111	4,295	11,931
Deferred	1,819	(3,629)	(6,616)

	9,930	666	5,315

Foreign:
Current	68,605	67,338	79,590
Deferred	(87,565)	(67,555)	(60,541)

	(18,960)	(217)	19,049

Income tax provision (benefit)	$115,833	$10,402	$(20,773)

Earnings (loss) before income taxes and noncontrolling interest
Domestic	$537,009	$(273,699)	$(491,810)
Foreign	117,627	629,643	718,785

Total Earnings before income taxes and noncontrolling interest	$654,636	$355,944	$226,975

In 2010 and 2009, the allocation of earnings (loss) before income taxes and noncontrolling interest between domestic and foreign operations includes intercompany interest between certain domestic and foreign subsidiaries, which was eliminated on a consolidated basis. The impact of this intercompany financing arrangement in 2010 and 2009 was to decrease the amount of domestic earnings (loss) before income taxes and noncontrolling interest, with a corresponding increase to the foreign amount. While this arrangement increased the amount of earnings (loss) before income taxes and noncontrolling interest allocated to foreign operations, the taxation of these earnings was included in the calculation of the Company’s taxable income reported on its U.S. corporate income tax returns. In 2011, the Company made internal changes to the intercompany financing arrangement such that the related interest income and expense is all reflected in foreign earnings (loss).

Temporary differences and carryforwards that result in the deferred tax assets and liabilities were as follows:

	December 31, 2011	December 31, 2010
(In thousands)
Deferred tax assets:
Employee benefits	$92,983	$86,848
Legal matters	68,398	69,075
Accounts receivable allowances	101,342	179,474
Inventories	30,004	33,178
Other reserves	28,230	30,713
Tax credits	17,707	17,646
Net operating losses carryforward	258,482	233,593
Intangibles	49,151	49,294
Capital-loss carryforward	19,324	39,249
Convertible debt	30,072	21,492
Other	133,959	59,411

	829,652	819,973
Less: Valuation allowance	(231,436)	(232,147)

Total deferred tax assets	598,216	587,826

Deferred tax liabilities:
Plant and equipment	110,392	102,081
Intangibles	514,203	582,252
Other	41,476	67,029

Total deferred tax liabilities	666,071	751,362

Deferred tax liabilities, net	$(67,855)	$(163,536)

U.S. income and foreign withholding taxes have not been provided on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $125 million at December 31, 2011. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable. No deferred taxes have been recorded on the instances whereby the Company’s investment in foreign subsidiaries is currently greater for U.S. tax purposes than for GAAP purposes, as management has no current plans that would cause that temporary difference to reverse in the foreseeable future.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes and credits	1.1%	(0.3)%	0.5%
Foreign rate differential	(13.1)%	(18.2)%	0.7%
Other foreign items	2.6%	(0.6)%	(17.2)%
Uncertain tax position	(4.5)%	(13.1)%	(8.5)%
Net benefit on repatriated earnings	(5.7)%	(6.0)%	—
Valuation allowance	(0.2)%	9.1%	2.1%
Other	2.5%	(3.0)%	9.4%
Effect of reorganizations	—	—	(31.1)%

Effective tax rate	17.7%	2.9%	(9.1)%

Valuation Allowance

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2011, a valuation allowance has been applied to certain foreign and state deferred tax assets in the amount of $231.4 million. The valuation allowance decreased by $0.7 million during 2011.

Net Operating Losses

As of December 31, 2011, the Company has net operating loss carryforwards for international, and U.S. state income tax purposes of approximately $2.4 billion, some of which will expire in fiscal years 2013 through 2030, while others can be carried forward indefinitely. Of these loss carryforwards, $1.9 billion is related to state losses. A majority of the state net operating losses are attributable to Pennsylvania, where a taxpayer’s use is limited to the greater of 20.0% of taxable income or $3.0 million each taxable year. In addition, the Company has foreign net operating loss carryforwards of approximately $500 million, of which $350 million can be carried forward indefinitely, with the remainder expiring in years 2013 through 2030. Most of the net operating losses (foreign and state) have a full valuation allowance.

The Company has $19.1 million state tax credit carryforwards expiring in various amounts in the years 2012 through 2021. No valuation allowance is recorded against these credits.

The Company has a $59.5 million foreign capital loss carryforward expiring in 2017. A full valuation allowance is recorded against this loss.

Tax Examinations

Mylan is subject to ongoing IRS examinations and is a voluntary participant in the IRS Compliance Assurance Process (“CAP”). The years 2011, 2010 and 2009 are the open years under examination. The year 2008 has one issue still open in the IRS Appeals process. Tax and interest continue to be accrued related to certain tax positions.

The Company’s major state taxing jurisdictions remain open from fiscal year 2007 through 2011, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2005 through 2011, some of which are indemnified by Merck KGaA for tax assessments.

Accounting for Uncertainty in Income Taxes

The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

As of December 31, 2011 and December 31, 2010, the Company’s Consolidated Balance Sheets reflect liabilities for unrecognized tax benefits of $162.9 million and $203.4 million, of which $148.4 million and $188.0 million, respectively, would affect the Company’s effective tax rate if recognized. Accrued interest and penalties included in the Consolidated Balance Sheets were $23.9 million and $27.0 million as of December 31, 2011 and December 31, 2010. For the years ended December 31, 2011, 2010 and 2009, Mylan recognized $(0.7) million, $9.1 million and $6.6 million respectively, for interest (income) expense related to uncertain tax positions. Interest expense and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
	2011	2010	2009
(In thousands)
Unrecognized tax benefit — beginning of year	$203,350	$237,541	$166,513
Additions for current year tax positions	964	5,166	109,786
Additions for prior year tax positions	5,048	5,079	5,143
Reductions for prior year tax positions	(7,878)	(11,432)	(18,742)
Settlements	(7,434)	(24,868)	(2,521)
Reductions due to expirations of statute of limitations	(22,293)	(21,508)	(22,638)
Foreign currency translation	(8,872)	8,872	—
Addition due to acquisition	—	4,500	—

Unrecognized tax benefit — end of year	$162,885	$203,350	$237,541

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months in the range of $29 million to $110 million, involving federal and state tax audits and settlements, and expirations of certain state and foreign statutes of limitations. The Company does not anticipate significant increases to the reserve within the next twelve months.

9.	Preferred and Common Stock

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

In fiscal year 1985, the Board authorized 5,000,000 shares of $0.50 par value preferred stock. Prior to November 19, 2007, no preferred stock had been issued. On November 19, 2007, the Company completed public offerings of 2,139,000 shares of 6.50% mandatorily convertible preferred stock (“preferred stock”) at $1,000 per share, as well as an offering of 55,440,000 shares of common stock at $14.00 per share, pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission.

The preferred stock paid, when declared by the Board, dividends at a rate of 6.50% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears in cash, shares of Mylan common stock or a combination thereof at the Company’s election. According to the terms of the preferred stock offering, each share of preferred stock would automatically convert on November 15, 2010, into between 58.5480 shares and 71.4286 shares of the Company’s common stock, depending on the average daily closing price per share of the Company’s common stock over the 20 trading day period ending on the third trading day prior to November 15, 2010. The conversion rate was subject to anti-dilution adjustments in certain circumstances. Holders could elect to convert at any time at the minimum conversion rate of 58.5480 shares of common stock for each share of preferred stock. On November 15, 2010, the conversion of the 6.50% mandatorily convertible preferred stock into 125,234,172 shares of Mylan’s common stock was completed at the minimum conversion rate.

During each of the years ended December 31, 2010 and 2009, the Company paid dividends of $139.0 million on the preferred stock. Upon conversion in November 2010, the Company was no longer obligated to pay dividends on the preferred stock.

10.	Stock-Based Incentive Plan

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

The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2008	23,423,041	$15.32

Options granted	5,426,354	13.74
Options exercised	(1,354,218)	11.59
Options forfeited	(1,226,499)	14.50

Outstanding at December 31, 2009	26,268,678	$15.22

Options granted	2,575,039	20.47
Options exercised	(3,900,514)	14.03
Options forfeited	(1,103,154)	15.09

Outstanding at December 31, 2010	23,840,049	$15.99

Options granted	4,943,178	22.40
Options exercised	(4,514,170)	15.09
Options forfeited	(669,801)	19.05

Outstanding at December 31, 2011	23,599,256	$17.42

Vested and expected to vest at December 31, 2011	22,503,933	$17.32

Options exercisable at December 31, 2011	15,584,220	$16.05

As of December 31, 2011, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 5.90 years, 5.77 years and 4.47 years, respectively. Also at December 31, 2011, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $101.9 million, $99.1 million and $85.2 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of December 31, 2011 and the changes during the year ended December 31, 2011 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2010	2,339,410	$15.36
Granted	1,392,690	22.47
Released	(1,126,827)	13.20
Forfeited	(84,786)	17.87

Nonvested at December 31, 2011	2,520,487	$20.16

Of the 1,392,690 awards granted during the year ended December 31, 2011, 437,828 vest ratably over three years, 913,678 vest in three years, subject to performance obligations, with the remaining 41,184 vesting after the first year.

As of December 31, 2011, the Company had $53.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.86 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the years ended December 31, 2011 and December 31, 2010 was $62.3 million and $41.9 million.

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

The assumptions used are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Volatility	33.0%	30.8%	37.8%
Risk-free interest rate	2.4%	2.5%	2.4%
Expected term of options (in years)	6.0	5.7	5.7
Forfeiture rate	5.5%	5.5%	5.5%
Weighted average grant date fair value per option	$8.13	$6.89	$5.43

11.	Employee Benefits

Defined Benefit Plans

The Company sponsors various defined benefit pension plans in several countries. Benefit formulas are based on varying criteria on a plan by plan basis. Mylan’s policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. The Company funds non-domestic pension liabilities in accordance with laws and regulations applicable to those plans, which typically results in these plans being unfunded. The Company has a plan covering certain employees in the United States and Puerto Rico to provide for limited reimbursement of postretirement supplemental medical coverage. In addition, in December 2001, the Supplemental Health Insurance Program for Certain Officers of the Company was adopted to provide full postretirement medical coverage to certain officers and their spouses and dependents. These plans generally provide benefits to employees who meet minimum age and service requirements. The net amounts accrued related to these benefits were $49.4 million and $47.6 million at December 31, 2011 and 2010.

Defined Contribution Plans

The Company sponsors defined contribution plans covering certain of its employees in the United States and Puerto Rico, as well as certain employees in a number of countries outside the U.S. Its domestic defined contribution plans consist primarily of a 401(k) retirement plan with a profit sharing component for non-union represented employees and a 401(k) retirement plan for union-represented employees. Profit sharing contributions are made at the discretion of the Board. Its non-domestic plans vary in form depending on local legal requirements. The Company’s contributions are based upon employee contributions, service hours, or pre-determined amounts depending upon the plan. Obligations for contributions to defined contribution plans are recognized as expense in the Consolidated Statements of Operations when they are due.

In December 2009, the Company adopted a 401(k) Restoration Plan (the “Restoration Plan”). The Restoration Plan permits employees who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Code”), to (i) defer a portion of base salary and bonus compensation, (ii) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan, and (iii) be credited with Company non-elective contributions (to the extent so made by the Company), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under the Company’s Profit Sharing 401(k) Plan if not for the limits on contributions and deferrals imposed by the Code.

Also in December 2009, the Company adopted an Income Deferral Plan (the “Income Deferral Plan”), which permits certain management or highly compensated employees who are designated by the plan administrator to participate in the Income Deferral Plan to elect to defer up to 50% of base salary and up to 100% of bonus compensation, in each case, in addition to any amounts that may be deferred by such participants under the Profit Sharing 401(k) Plan and the Restoration Plan. In addition, under the Income Deferral Plan, eligible participants may be granted employee deferral awards, which awards will be subject to the terms and conditions (including vesting) as determined by the plan administrator at the time such awards are granted.

Total employer contributions to defined contribution plans were $55.0 million, $50.7 million and $50.9 million for the years ended 2011, 2010 and 2009, respectively.

Other Benefit Arrangements

The Company provides supplemental life insurance benefits to certain management employees. Such benefits require annual funding and may require accelerated funding in the event that the Company would experience a change in control.

The Company participates in a multiemployer pension plan under a union agreement. The PACE Industry Union-Management Pension Fund, (the “Plan”), provides defined benefits to certain retirees and certain production and maintenance employees at the Company’s manufacturing facility in Morgantown, West Virginia who are covered by a collective bargaining agreement, which will expire in April 2012. The Employee Identification Number for this Plan is 11-6166763. These employees constituted approximately 7% of the Company’s total workforce at December 31, 2011 and 9% at December 31, 2010.

For the years ended, December 31, 2011, 2010 and 2009 the Company made contributions to the Plan, totaling $4.2 million, $3.6 million and $3.3 million, respectively. For the Plan Years 2010 and 2009, the Company’s contributions were in excess of the 5% of the total contributions for the Plan. The Pension Protection Act (PPA) zone status for the Plan as of December 31, 2010, and 2009 is critical. Zone status is based on information provided by the Plan to the Company. Generally, a plan is deemed to be in critical status if the funded percentage is less than 65%, which is determined by dividing the Plan’s total assets by its liabilities on the valuation date.

As a result of the critical status of the Plan, in July 2010 the trustees of the Plan adopted a rehabilitation plan, to delay the potential insolvency of the Plan. Under the rehabilitation plan, employer contributions for 2011 were increased by a 10% surcharge. This surcharge will continue until the expiration of a collective bargaining agreement in effect on July 19, 2010 and then is scheduled to increase by an additional 5% effective January 1, 2016, or at such time that the new collective bargaining agreement between the Company and the union establishes a new contribution rate.

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

(In thousands) Year Ended December 31, 2011	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Total revenues
Third party	$5,579,331	$550,494	$—	$6,129,825
Intersegment	2,480	70,005	(72,485)	—

Total	$5,581,811	$620,499	$(72,485)	$6,129,825

Segment profitability	$1,640,135	$208,215	$(842,901)	$1,005,449

(In thousands) Year Ended December 31, 2010	Generics Segment	Specialty Segment(2)	Corporate / Other(1)	Consolidated
Total revenues
Third party	$5,022,554	$427,968	$—	$5,450,522
Intersegment	40,116	61,772	(101,888)	—

Total	$5,062,670	$489,740	$(101,888)	$5,450,522

Segment profitability	$1,398,264	$122,694	$(799,374)	$721,584

(In thousands) Year Ended December 31, 2009	Generics Segment	Specialty Segment(2)	Corporate / Other(1)	Consolidated
Total revenues
Third party	$4,677,813	$414,972	$—	$5,092,785
Intersegment	22,081	40,757	(62,838)	—

Total	$4,699,894	$455,729	$(62,838)	$5,092,785

Segment profitability	$1,322,999	$70,400	$(870,047)	$523,352

(1)

Includes certain corporate general and administrative and research and development expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

(2)

Intersegment sales by Specialty increased from 2009 to 2010 due to the fact that certain generic products previously sold to third parties by Specialty are now sold to Mylan subsidiaries in the North America region of the Generics Segment who, in turn, sell the products to third parties. These generic products contributed $46.8 million to total revenues of the Specialty Segment in 2009.

The Company’s net revenues are generated via the sale of products in the following therapeutic categories:

	Year Ended December 31,
	2011	2010	2009
(In thousands)
Allergy	$476,990	$343,138	$238,050
Anti-infective Agents	1,005,278	783,738	600,807
Cardiovascular	1,037,644	967,680	866,411
Central Nervous System	1,214,046	1,248,982	1,428,142
Endocrine and Metabolic	535,383	433,341	399,620
Gastrointestinal	492,683	462,088	401,448
Respiratory Agents	250,692	248,452	288,966
Other(1)	1,093,561	916,847	791,950

	$6,106,277	$5,404,266	$5,015,394

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of consolidated net revenues.

Geographic Information

The Company’s principal geographic markets are North America, EMEA, and Asia Pacific. Net revenues are classified based on the geographic location of the customers and are as follows:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
(In thousands)
The Americas:
United States	$3,242,985	$2,656,532	$2,370,975
Other Americas	226,144	188,659	157,246
Europe(1)	1,781,184	1,790,901	1,837,427
Asia	855,964	768,174	649,746

	$6,106,277	$5,404,266	$5,015,394

(1)	Net revenues in France consisted of approximately 11%, 13% and 14% of consolidated net revenues for the years ended December 31, 2011, 2010 and 2009, respectively.

13.	Commitments

Operating Leases

The Company leases certain property under various operating lease arrangements that expire over the next seven years. These leases generally provide the Company with the option to renew the lease at the end of the lease term. For the years ended December 31, 2011, 2010 and 2009, the Company had lease expense of $36.3 million, $34.2 million and $34.6 million, respectively.

Future minimum lease payments under these commitments are as follows:

December 31,	Operating Leases
(In thousands)
2012	$35,511
2013	26,327
2014	20,325
2015	12,524
2016	8,219
Thereafter	17,184

$120,090

Other Commitments

The Company is contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered into with third parties. The most significant of these relates to the potential future consideration related to the Respiratory Delivery Platform acquisition in 2011. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. These contingent payments have not been included in the table above. Further, the timing of any future payment is not reasonably estimable. The amount of contingent consideration accrued was $376.1 million at December 31, 2011.

The Company has entered into an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace. Mylan has committed to provide funding related to the collaboration over the next several years and amounts could be substantial.

Additionally, Mylan has entered into product development agreements under which the Company has agreed to share in the development costs as they are incurred by our partners. As the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.

The Company has also entered into employment and other agreements with certain executives and other employees that provide for compensation, retirement and certain other benefits. These agreements provide for severance payments under certain circumstances. Additionally, the Company has split-dollar life insurance agreements with certain retired executives.

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

Legal Proceedings

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, pursuant to the agreement by which Mylan acquired the former Merck Generics business. An adverse outcome in any of the following proceedings, or the inability or denial of Merck KGaA to pay an indemnified claim, could have a material effect on the Company’s financial position, results of operations and cash flows. Legal costs are recorded as incurred and are classified in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

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

Pricing and Medicaid Litigation

Beginning in September 2003, Mylan, MPI and/or UDL Laboratories Inc. (“UDL”), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or UDL have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Certain of the cases that remain pending may go to trial in 2012. Mylan and its subsidiaries have denied liability and are defending each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan reached settlements of the Alabama, Alaska, Florida, Hawaii, Idaho, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, New York state and county, South Carolina, and Utah state actions. The Company has also reached agreements in principle to settle the California (including the “federal share”), and Oklahoma actions, which settlements are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and is vigorously defending itself in those actions. The Company had accrued approximately $157.0 million at December 31, 2010. Following settlements of certain of these matters and settlement payments of approximately $40.3 million during the year ended December 31, 2011, the Company has a remaining accrual of approximately $115.0 million at December 31, 2011. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed the amounts currently provided for. However, the range of possible loss above the amount provided for cannot be reasonably estimated.

Dey is currently a defendant in several class actions brought by consumers and third-party payors. Dey has reached a settlement of these class actions, which has been preliminarily approved by the court. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Dey was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Dey completed a settlement of this action in December 2010. These cases all have generally alleged that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for these claims and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At December 31, 2011, the Company has accrued approximately $67.8 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. During the year ended December 31, 2011 the Company paid approximately $60.4 million related to this matter to Merck KGaA which was previously accrued. Substantially all of Dey’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry

Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic Modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to Modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Fact discovery closed on February 11, 2011. No date has been set for briefing on dispositive motions. Mylan is defending each of these actions vigorously.

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

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (Digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. Following the recall, approximately 1,000 lawsuits were filed against Mylan, UDL and Actavis. Most of these cases were transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remaining cases are being litigated in the state courts in which they were filed. Actavis has reached settlements in principle with the plaintiffs in a majority of the claims and lawsuits. Mylan and UDL will not contribute monetarily to the settlements, but will be dismissed with prejudice from any settled cases. Any lawsuits in which the plaintiffs choose to opt out of this settlement will continue to be litigated. As of January 23, 2012, approximately six plaintiffs who opted out of the settlement continue to pursue claims, and some of these cases may go to trial in 2012. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows, although the range of possible loss cannot be reasonably estimated.

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

U.K. Office of Fair Trading

On August 12, 2011 Generics [U.K.] Ltd. received notice that the Office of Fair Trading was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. Generics [U.K.] Ltd. has produced documents and information in connection with this inquiry and is continuing to cooperate with the investigation. No statement of objections has been filed in connection with this investigation.

Product Liability

The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its fentanyl transdermal system, phenytoin and amnesteem. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. During 2010, the Company accrued $41.0 million in connection with certain settlements and certain remaining claims. Following these settlements, the Company has paid approximately $15.0 million during the year ended December 31, 2011.

There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed the amounts currently provided for. However, the range of possible loss above the amount provided for cannot be reasonably estimated.

Other Litigation

Beaufour Ipsen Pharma (“Ipsen”) sued Merck Generiques (n/k/a Mylan S.A.S.) for unfair competition on October 11, 2007, following Mylan S.A.S.’s receipt of market authorization for Vitalogink earlier in 2007 (prior to Mylan’s acquisition of the former Merck Generics business). The Commercial Court of Paris dismissed Ipsen’s claim in a January 2008 decision. Ipsen filed an appeal of this decision to the Paris Appeals Court in March 2008. On April 28, 2011, the Paris Appeals Court reversed the decision of the Commercial Court of Paris and found that Mylan S.A.S. is liable for unfair competition and further ordered damages against Mylan S.A.S. in the amount of €17.0 million (approximately $24.0 million), which was subsequently paid by Mylan S.A.S. The Company believes the Court erred in its decision and has filed an appeal, believing that it has meritorious defenses to this claim, and is vigorously defending itself with respect to this matter.

On February 10, 2012, a jury verdict was rendered in a patent infringement lawsuit filed in the United States District Court for the District of Delaware by Sunovion Pharmaceuticals Inc. (f/k/a Sepracor Inc.) against Mylan Inc., Mylan Pharmaceuticals Inc., Dey Inc. and Dey Pharma, L.P. in relation to Dey’s abbreviated new drug application for levalbuterol hydrochloride (HCl) inhalation solution. The jury awarded $18 million in monetary damages for lost profits and royalties, which has been accrued by the Company in 2011. The jury also found that Dey willfully infringed the subject patents. The Company believes the jury erred in its verdict and intends to seek reversal through post-trial motions and, if necessary, an appeal of the verdict. Sunovion may ask the court, in its discretion, to increase the damages award by an incremental amount up to a maximum of $36 million. Pursuant to a supply agreement relating to this product, a third party is responsible for reimbursing Dey for a substantial portion of damages paid for this matter. In this and other situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch” situation). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in cases involving an “at-risk launch” could have a material adverse effect on our financial position, including our results of operations and cash flows. There are no assurances that settlements reached and/or adverse judgments rendered in such cases, if any, will not exceed the amounts provided. However, the range of possible loss above the amount provided for cannot be reasonably estimated.

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

Mylan Inc.

Supplementary Financial Information

Quarterly Financial Data

(Unaudited, in thousands, except per share data)

Year Ended December 31, 2011

	Three-Month Period Ended
	March 31, 2011(1)	June 30, 2011	September 30, 2011	December 31, 2011(1)
Total revenues	$1,448,958	$1,573,877	$1,575,756	$1,531,234
Gross profit	590,946	669,429	658,391	644,598
Net earnings	104,545	146,986	157,378	129,894
Net earnings attributable to Mylan Inc. common shareholders	104,175	146,446	156,698	129,491
Earnings per share (3) :
Basic	$0.24	$0.34	$0.37	$0.30
Diluted	$0.23	$0.33	$0.36	$0.30
Share prices(4):
High	$23.83	$25.23	$24.97	$21.83
Low	$21.14	$22.04	$16.99	$16.16

Year Ended December 31, 2010

	Three-Month Period Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010(2)
Total revenues	$1,292,374	$1,368,536	$1,355,113	$1,434,499
Gross profit	516,298	541,850	580,057	579,192
Net earnings	94,270	86,933	143,539	20,800
Net earnings attributable to Mylan Inc. common shareholders	61,098	51,469	108,424	2,589
Earnings per share(3):
Basic	$0.20	$0.17	$0.35	$0.01
Diluted	$0.20	$0.16	$0.33	$0.01
Share prices(4):
High	$22.92	$23.25	$18.92	$21.42
Low	$17.41	$17.04	$16.86	$18.40

(1)	The results for the three months ended March 31, 2011 and December 31, 2011 include $24.0 million and $20.1 million, respectively, of net charges related to litigation.
(2)	The results for the three months ended December 31, 2010 include $112.8 million of net charges related to litigation.
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

(4)	Closing prices are as reported on the NASDAQ Stock Market.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is on page 74. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 76.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this item will be set forth under the captions “Item I — Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer and Corporate Controller. This Code of Ethics is posted on the Company’s Internet website at www.mylan.com. The Company intends to post any amendments to or waivers from the Code of Ethics on that website.

ITEM 11.	Executive Compensation

The information required by Item 11 will be set forth under the caption “Executive Compensation” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Additional information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2012 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under Mylan’s equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	26,119,743	$17.68	8,054,894
Equity compensation plans not approved by security holders	—	—	—

Total	26,119,743	$17.68	8,054,894

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 will be set forth under the captions “Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Pre-Approval Policy” in our 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Consolidated Financial Statement Schedules

1.  Consolidated Financial Statements

The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.

2.  Consolidated Financial Statement Schedules

MYLAN INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2011	$23,900	$3,983	$370	$(9,328)	$18,925
Year ended December 31, 2010	$22,507	$3,505	$3,120	$(5,232)	$23,900
Year ended December 31, 2009	$26,893	$1,749	$—	$(6,135)	$22,507
Valuation allowance for deferred tax assets:
Year ended December 31, 2011	$232,147	$14,845	$—	$(15,556)	$231,436
Year ended December 31, 2010	$166,083	$66,064	$—	$—	$232,147
Year ended December 31, 2009	$110,194	$55,889	$—	$—	$166,083

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

4.4(a)

Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

4.4(b)

First Supplemental Indenture, dated November 29, 2011, by and among the registrant, Somerset Pharmaceuticals, Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated September 15, 2008, among the registrant, the Guarantors thereto and The Bank of New York Mellon, as trustee, filed as Exhibit 4.3 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

4.5(a)

Indenture, dated as of May 19, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 19, 2010, and incorporated herein by reference.

4.5(b)

First Supplemental Indenture, dated November 29, 2011, by and among the registrant, Somerset Pharmaceuticals, Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated May 19, 2010, among the registrant, the Guarantors thereto and The Bank of New York Mellon, as trustee, filed as Exhibit 4.2 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

4.6(a)

Indenture, dated as of November 24, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on November 24, 2010, and incorporated herein by reference.

4.6(b)

First Supplemental Indenture, dated November 29, 2011, by and among the registrant, Somerset Pharmaceuticals, Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated November 24, 2010, among the registrant, the Guarantors thereto and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

4.7

First Supplemental Indenture, dated November 29, 2011, by and among the registrant, Somerset Pharmaceuticals, Inc., Dey, Inc., Dey Pharma, L.P., Dey Limited Partner, Inc., EMD, Inc., Mylan Delaware Inc., Mylan LHC Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated March 7, 2007, among the registrant, the Guarantors thereto and The Bank of New York Mellon, as trustee, filed as Exhibit 4.4 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

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

10.15

Amendment to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, among the Company, Merrill Lynch International and Merrill Lynch Pierce, Fenner & Smith Incorporated, dated September 9, 2011, and filed as Exhibit 10.1 to the Report on Form 10-Q filed with the SEC on October 26, 2011, and incorporated herein by reference.

10.16

Amendment to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, between the Company and Goldman, Sachs & Co., as successor to Wells Fargo Bank, National Association, dated September 13, 2011, and filed as Exhibit 10.2 to the Report on Form 10-Q filed with the SEC on October 26, 2011, and incorporated herein by reference.

10.17

Amendment to the Confirmation of OTC Warrant Transaction, dated September 9, 2008, between the Company and Goldman, Sachs & Co., as successor to Wells Fargo Bank, National Association, dated September 14, 2011, and filed as Exhibit 10.3 to the Report on Form 10-Q filed with the SEC on October 26, 2011, and incorporated herein by reference.

10.18

Second Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.19

Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Heather Bresch, filed as Exhibit 10.2 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.20

Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Rajiv Malik, filed as Exhibit 10.3 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.21(a)

Executive Employment Agreement, dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.20(a) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.21(b)

Amendment No. 1 to Executive Employment Agreement, dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.20(b) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.21(c)

Amendment No. 2 to Executive Employment Agreement, dated as of February 22, 2011, between the registrant and Daniel C. Rizzo, Jr. filed as Exhibit 10.18(c) to Form 10-k for the fiscal year ended December 31, 2010, and incorporated herein by reference.*

10.22

Executive Employment Agreement dated as of February 24, 2010, by and between the registrant and John Sheehan, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.*

10.23

Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Harry Korman, filed as Exhibit 10.4 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.24

Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Anthony Mauro, filed as Exhibit 10.5 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.25(a)

Retirement Benefit Agreement dated as of December 31, 2004, between the registrant and Robert J. Coury filed as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.25(b)

Amendment to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.11(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.25(c)

Amendment to Retirement Benefit Agreement dated as of December 22, 2008, between the registrant and Robert J. Coury. filed as Exhibit 10.21(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.25(d)

Amendment to Retirement Benefit Agreement dated as of March 3, 2010, by and between the registrant and Robert J. Coury, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on March 5, 2010, and incorporated herein by reference.*

10.25(e)

Amendment No. 5 to Retirement Benefit Agreement, dated October 24, 2011 and effective as of January 1, 2012, by and between the registrant and Robert J. Coury, filed as Exhibit 10.6 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.26

Retirement Benefit Agreement dated as of August 31, 2009, by and between the registrant and Heather Bresch filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.27

Retirement Benefit Agreement dated as of August 31, 2009, by and between the registrant and Rajiv Malik filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.28

Retirement Benefit Agreement dated as of February 22, 2011, by and between the registrant and John Sheehan , filed as Exhibit 10.23 to Form 10-k for the fiscal year ended December 31, 2010, and incorporated herein by reference.*

10.29

Retirement Benefit Agreement dated January 27, 1995, between the registrant and C.B. Todd, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*

10.30(a)

Transition and Succession Agreement dated as of December 15, 2003, between the registrant and Robert J. Coury, filed as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*

10.30(b)

Amendment No. 1 to Transition and Succession Agreement dated as of December 2, 2004, between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.30(c)

Amendment No. 2 to Transition and Succession Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.30(d)

Amendment No. 3 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.25(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.31(a)

Amended and Restated Transition and Succession Agreement dated as of October 2, 2007, between the registrant and Heather Bresch, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.31(b)

Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Heather Bresch, filed as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.32(a)

Transition and Succession Agreement dated as of January 31, 2007, between the registrant and Rajiv Malik, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.32(b)

Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Rajiv Malik, filed as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.33(a)

Transition and Succession Agreement dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(a) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.33(b)

Amendment No. 1 to Transition and Succession Agreement dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(b) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.33(c)

Amendment No. 2 to Transition and Succession Agreement dated as of October 15, 2009, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(c) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.34

Transition and Succession Agreement dated as of April 1, 2010, by and between the registrant and John Sheehan, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.*

10.35

Supplemental Health Insurance Program For Certain Officers of the registrant, effective December 15, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.*

10.36	Form of Indemnification Agreement between the registrant and each Director, filed as Exhibit 10.31 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*

10.37

Agreement Regarding Consulting Services and Shareholders Agreement dated as of December 31, 2007 by and among the registrant, MP Laboratories (Mauritius) Ltd, Prasad Nimmagadda, Globex and G2 Corporate Services Limited, filed as Exhibit 10.26 to Form 10-KT/A for the period ended December 31, 2007, and incorporated herein by reference.

10.38(a)

Share Purchase Agreement dated May 12, 2007 by and among Merck Generics Holding GmbH, Merck Internationale Beteiligung GmbH, Merck KGaA and the registrant, filed with the Report on Form 8-K filed with the SEC on May 17, 2007, and incorporated herein by reference.

10.38(b)

Amendment No. 1 to Share Purchase Agreement by and among the registrant and Merck Generics Holding GmbH, Merck S.A. Merck Internationale Beteiligung GmbH and Merck KGaA, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

10.39

Purchase Agreement, dated as of May 12, 2010, among the registrant, the guarantors named therein and Goldman, Sachs & Co., as representative of the several purchasers named therein, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

10.40

Share Purchase Agreement, dated as of July 14, 2010, by and among Mylan Inc., Mylan Luxembourg L3 S.C.S., Bioniche Pharma Holdings Limited, the shareholders party thereto and the optionholders party thereto, filed as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on July 16, 2010, and incorporated herein by reference.

10.41

Purchase Agreement, dated as of July 30, 2010, among the registrant, the guarantors named therein and Goldman, Sachs & Co., filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

10.42	Mylan 401(k) Restoration Plan, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 11, 2009, and incorporated herein by reference.*

10.43	Mylan Executive Income Deferral Plan, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on December 11, 2009, and incorporated herein by reference.*

10.44

Senior Credit Agreement dated as of November 14, 2011 by and among the registrant, certain lenders and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on November 15, 2011, and incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2012.

Mylan Inc.

by	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 21, 2012.

Signature	Title

/s/ HEATHER BRESCH Heather Bresch	Chief Executive Officer and Director (Principal Executive Officer)

/s/ JOHN D. SHEEHAN John D. Sheehan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ DANIEL C. RIZZO, JR. Daniel C. Rizzo, Jr.	Senior Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

/s/ ROBERT J. COURY Robert J. Coury	Executive Chairman and Director

/s/ ROD PIATT Rod Piatt	Vice Chairman and Director

/s/ WENDY CAMERON Wendy Cameron	Director

/s/ ROBERT J. CINDRICH Robert J. Cindrich	Director

/s/ NEIL DIMICK Neil Dimick	Director

/s/ DOUGLAS J. LEECH Douglas J. Leech	Director

/s/ JOSEPH C. MAROON, M.D. Joseph C. Maroon, M.D.	Director

/s/ MARK W. PARRISH Mark W. Parrish	Director

/s/ C.B. TODD C.B. Todd	Director

/s/ R.L. VANDERVEEN, PH.D., R.PH. R.L. Vanderveen, Ph.D., R.Ph.	Director

EXHIBIT INDEX

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase