Form 10-Q
period 2011-03-30
MYLAN INC.
filed 2012-04-27
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 19, 2012
$0.50 par value	428,646,326

MYLAN INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

For the Quarterly Period Ended

March 31, 2012

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited; in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Net revenues	$1,573,075	$1,436,510
Other revenues	19,333	12,448

Total revenues	1,592,408	1,448,958
Cost of sales	926,135	858,012

Gross profit	666,273	590,946

Operating expenses:
Research and development	80,959	75,310
Selling, general and administrative	336,769	279,995
Litigation settlements, net	2,173	23,966

Total operating expenses	419,901	379,271

Earnings from operations	246,372	211,675
Interest expense	82,409	84,410
Other (expense) income, net	(5,692)	3,251

Earnings before income taxes and noncontrolling interest	158,271	130,516
Income tax provision	28,844	25,971

Net earnings	129,427	104,545
Net earnings attributable to the noncontrolling interest	(348)	(370)

Net earnings attributable to Mylan Inc. common shareholders	$129,079	$104,175

Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.30	$0.24

Diluted	$0.30	$0.23

Weighted average common shares outstanding:
Basic	427,251	437,148

Diluted	432,365	448,473

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Earnings

(Unaudited; in thousands)

	Three Months Ended March 31,
	2012	2011
Net earnings	$129,427	$104,545
Other comprehensive earnings, before tax:
Foreign currency translation adjustment	101,438	163,805
Change in unrecognized (loss) gain and prior service cost related to post-retirement plans	(10)	9
Net unrecognized gain on derivatives	22,646	4,650
Net unrealized loss on marketable securities	(168)	(368)

Other comprehensive earnings, before tax	123,906	168,096
Income tax related to items of other comprehensive earnings	7,190	1,559

Other comprehensive earnings, net of tax	116,716	166,537

Comprehensive earnings	246,143	271,082
Comprehensive earnings attributable to the noncontrolling interest	(348)	(370)

Comprehensive earnings attributable to Mylan Inc. common shareholders	$245,795	$270,712

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited; in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Assets
Current assets:
Cash and cash equivalents	$258,038	$375,056
Restricted cash	8,722	9,274
Marketable securities	31,041	30,686
Accounts receivable, net	1,537,698	1,426,438
Inventories	1,488,281	1,396,742
Deferred income tax benefit	191,503	202,899
Prepaid expenses and other current assets	223,855	127,749

Total current assets	3,739,138	3,568,844
Property, plant and equipment, net	1,315,728	1,298,034
Intangible assets, net	2,629,496	2,630,747
Goodwill	3,558,653	3,517,935
Deferred income tax benefit	94,438	39,376
Other assets	596,742	543,207

Total assets	$11,934,195	$11,598,143

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$679,841	$703,235
Short-term borrowings	443,567	128,054
Income taxes payable	40,715	42,880
Current portion of long-term debt and other long-term obligations	98,768	691,614
Deferred income tax liability	1,329	1,215
Other current liabilities	847,060	996,158

Total current liabilities	2,111,280	2,563,156
Long-term debt	4,906,371	4,479,080
Contingent consideration	383,751	376,110
Other long-term obligations	381,853	366,100
Deferred income tax liability	371,585	308,915

Total liabilities	8,154,840	8,093,361

Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 531,553,003 and 530,315,453 as of March 31, 2012 and December 31, 2011	265,777	265,158
Additional paid-in capital	3,813,575	3,795,373
Retained earnings	1,549,599	1,420,520
Accumulated other comprehensive earnings (loss)	28,877	(87,839)

	5,657,828	5,393,212
Noncontrolling interest	13,496	13,007
Less: treasury stock — at cost
Shares: 103,120,961 and 103,637,016 as of March 31, 2012 and December 31, 2011	1,891,969	1,901,437

Total equity	3,779,355	3,504,782

Total liabilities and equity	$11,934,195	$11,598,143

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited; in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$129,427	$104,545
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	125,821	119,551
Stock-based compensation expense	12,303	10,257
Change in estimated sales allowances	59,865	25,482
Deferred income tax (benefit) expense	(5,250)	7,114
Other non-cash items	54,563	34,582
Litigation settlements, net	2,173	23,966
Changes in operating assets and liabilities:
Accounts receivable	(155,085)	(178,642)
Inventories	(70,095)	(69,727)
Trade accounts payable	(33,077)	28,047
Income taxes	(48,562)	(1,938)
Deferred revenue	(7,043)	—
Other operating assets and liabilities, net	(174,169)	(148,817)

Net cash used in operating activities	(109,129)	(45,580)

Cash flows from investing activities:
Capital expenditures	(35,745)	(41,339)
Purchase of marketable securities	(2,660)	(2,162)
Proceeds from sale of marketable securities	2,562	—
Other items, net	(70,318)	126

Net cash used in investing activities	(106,161)	(43,375)

Cash flows from financing activities:
Change in short-term borrowings, net	311,053	(5,561)
Proceeds from issuance of long-term debt	435,000	—
Payment of long-term debt	(673,806)	(1,205)
Proceeds from exercise of stock options	17,182	23,143
Other items, net	2,498	1,602

Net cash provided by financing activities	91,927	17,979

Effect on cash of changes in exchange rates	6,345	17,011

Net decrease in cash and cash equivalents	(117,018)	(53,965)
Cash and cash equivalents — beginning of period	375,056	662,052

Cash and cash equivalents — end of period	$258,038	$608,087

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General

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

These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 Condensed Consolidated Balance Sheet was derived from audited financial statements.

The interim results of operations and the interim cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period. The estimated annual effective tax rate for 2012 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2012 U.S. tax liabilities.

Effective April 16, 2012, the Company entered into a five-year collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO which agreement governs certain production and maintenance employees at the Company’s largest manufacturing site in Morgantown, West Virginia. The agreement expires April 21, 2017.

2.	Revenue Recognition and Accounts Receivable

Mylan recognizes net revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2012. Such allowances were $820.3 million and $763.0 million at March 31, 2012 and December 31, 2011. Other current liabilities include $155.0 million and $147.9 million at March 31, 2012 and December 31, 2011, for certain sales allowances and other adjustments that are paid to indirect customers.

In February 2012, Mylan Pharmaceuticals, Inc. (“MPI”) entered into a receivable securitization facility (the “Receivables Facility”) of up to $300.0 million. Pursuant to the terms of the Receivables Facility, MPI transfers certain of its domestic receivables, on an ongoing basis, to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned bankruptcy remote subsidiary. In turn, from time to time, Mylan Securitization sells its interests in such receivables, related assets and collections to certain conduit purchasers, committed purchasers and letter of credit issuers in exchange for cash or letters of credit. Mylan Securitization maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold. Any amounts outstanding under the facility are recorded as a secured loan and included in short-term borrowings in the Condensed Consolidated Balance Sheets, and the receivables underlying any borrowings are included in accounts receivable, net.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company’s accounts receivable and securitized accounts receivable include the following:

(In thousands)	March 31, 2012	December 31, 2011
Accounts receivable:
Retained trade accounts receivable	$923,732	$1,445,363
Securitized accounts receivable	635,534	—

Total accounts receivable	1,559,266	1,445,363
Less allowance for doubtful accounts	21,568	18,925

Accounts receivable, net	$1,537,698	$1,426,438

At March 31, 2012, there were $285.0 million of short-term borrowings outstanding under the Receivables Facility.

The Company utilizes proceeds from the sale of its accounts receivable as an alternative to other forms of debt, effectively reducing its overall borrowing costs. MPI has agreed to continue servicing the sold receivables for the financial institution at market rates.

3.	Recent Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance on the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. The guidance is effective for fiscal years beginning after December 15, 2011, and it must be applied retrospectively. The Company adopted the guidance for the three months ended March 31, 2012, with retrospective application to the three months ended March 31, 2011 by presenting the Condensed Consolidated Statements of Comprehensive Earnings. The adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

In September 2011, the FASB issued a revised standard changing the guidance for the testing of goodwill for impairment. The revised standard provides the option to first assess qualitative factors to determine whether performing the two-step goodwill impairment test is necessary. If it is believed, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step quantitative impairment test will be required. Otherwise, no further testing will be required. Entities can choose to perform the qualitative assessment on none, some, or all of its reporting units. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted the guidance during the three months ended March 31, 2012, and the adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued guidance that was subsequently revised to result in consistent fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). Included in the revised guidance are amendments that clarify the intent of the FASB related to existing requirements. Also included in the revised guidance are certain amendments that change existing principles or requirements. The FASB’s intent about the application of the highest and best use and valuation premise

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

concepts is clarified to specify that those concepts are only relevant when measuring the fair value of nonfinancial assets. Amendments were also made to clarify requirements relating to measuring the fair value of an instrument classified in shareholders’ equity, as well as to clarify requirements for reporting quantitative information about the unobservable inputs used for Level 3 fair value measurements. Changes effected by the revised guidance are related to the topics of measuring the fair value of financial instruments that are managed within a portfolio and to the application of premiums and discounts in fair value measurement. The amended guidance also expands disclosure requirements related to several fair value measurement topics. The guidance is effective for interim and annual periods beginning on or after December 15, 2011. The Company adopted the guidance during the three months ended March 31, 2012, and the adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

4.	Acquisitions

The Respiratory Delivery Platform

On December 23, 2011, Mylan completed its acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s (“Pfizer”) proprietary dry powder inhaler delivery platform (the “Respiratory Delivery Platform”). As part of the agreement, Mylan will fund the remaining development and capital requirements to bring the products to market. In accordance with GAAP guidance regarding business combinations, the Company accounted for this transaction as a purchase of a business and utilized the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the estimate of their respective fair values.

The total purchase consideration was $348 million. This amount consisted of an initial cash payment of $22 million, approximately $4 million in assumed liabilities, and $322 million of contingent consideration. Pfizer is eligible to receive milestone payments, which are contingent upon future product development achievements including regulatory approvals, market launches, sales targets and profitability. The total $322 million of contingent consideration represents the net present value of expected milestone and profit sharing payments. The purchase price allocation, including the valuation of the contingent payment elements of the purchase price, resulted in in-process research and development (“IPR&D”) of $338 million, fixed assets of $8 million and goodwill of $2 million. The impact on our results of operations since the acquisition date was not material.

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

The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2011	23,599,256	$17.42
Options granted	1,971,921	23.28
Options exercised	(1,237,551)	13.88
Options forfeited	(194,352)	19.81

Outstanding at March 31, 2012	24,139,274	$18.06

Vested and expected to vest at March 31, 2012	23,065,876	$17.93

Options exercisable at March 31, 2012	16,507,855	$16.64

As of March 31, 2012, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.12 years, 6.00 years and 4.85 years, respectively. Also at March 31, 2012, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $130.4 million, $127.4 million and $112.4 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of March 31, 2012 and the changes during the three months ended March 31, 2012 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2011	2,520,487	$20.16
Granted	864,640	23.44
Released	(731,356)	15.71
Forfeited	(39,641)	22.43

Nonvested at March 31, 2012	2,614,130	$22.46

As of March 31, 2012, the Company had $70.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.90 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the three months ended March 31, 2012 and March 31, 2011 was $28.1 million and $30.9 million.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

6.	Balance Sheet Components

Selected balance sheet components consist of the following:

(In thousands)	March 31, 2012	December 31, 2011
Inventories:
Raw materials	$402,216	$370,423
Work in process	226,763	253,492
Finished goods	859,302	772,827

	$1,488,281	$1,396,742

Property, plant and equipment:
Land and improvements	$72,845	$72,945
Buildings and improvements	674,917	676,028
Machinery and equipment	1,387,867	1,358,163
Construction in progress	257,659	263,948

	2,393,288	2,371,084
Less accumulated depreciation	1,077,560	1,073,050

	$1,315,728	$1,298,034

Other current liabilities:
Legal and professional accruals, including litigation reserves	$154,846	$232,670
Payroll and employee benefit plan accruals	166,156	221,458
Accrued sales allowances	155,016	147,938
Accrued interest	50,349	74,754
Fair value of financial instruments	40,759	69,493
Other	279,934	249,845

	$847,060	$996,158

7.	Earnings per Common Share attributable to Mylan Inc.

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

In September 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) with new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. All other terms and settlement provisions of the Old Warrants remain unchanged in the New Warrants. The New Warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40, the New Warrants have also been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets.

The average market value of the Company’s shares did not exceed the exercise price of the New Warrants during the three months ended March 31, 2012. For the three months ended March 31, 2012 and March 31, 2011, the average market value of the Company’s shares exceeded the exercise price of the Old Warrants, and as a result, the Company has included 0.2 million and 5.2 million shares, respectively, in the calculation of diluted earnings per share.

Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$129,079	$104,175

Shares (denominator):
Weighted average common shares outstanding	427,251	437,148

Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.30	$0.24

Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$129,079	$104,175

Shares (denominator):
Weighted average common shares outstanding	427,251	437,148
Stock-based awards and warrants	5,114	11,325

Total dilutive shares outstanding	432,365	448,473

Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.30	$0.23

Additional stock options or restricted stock awards were outstanding during the three months ended March 31, 2012 and March 31, 2011 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 6.4 million shares for the three months ended March 31, 2012 and 3.2 million shares for the three months ended March 31, 2011.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

8.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

(In thousands)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2011:
Goodwill	$3,196,428	$706,507	$3,902,935
Accumulated impairment losses	—	(385,000)	(385,000)

	3,196,428	321,507	3,517,935
Foreign currency translation	40,718	—	40,718

	3,237,146	321,507	3,558,653
Balance at March 31, 2012:
Goodwill	3,237,146	706,507	3,943,653
Accumulated impairment losses	—	(385,000)	(385,000)

	$3,237,146	$321,507	$3,558,653

Intangible assets consist of the following components:

(In thousands)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2012
Amortized intangible assets:
Patents and technologies	20	$116,631	$84,183	$32,448
Product rights and licenses	10	3,501,257	1,509,757	1,991,500
Other (1)	8	193,323	49,911	143,412

		3,811,211	1,643,851	2,167,360
IPR&D		462,136	—	462,136

		$4,273,347	$1,643,851	$2,629,496

(In thousands)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2011
Amortized intangible assets:
Patents and technologies	20	$116,631	$82,815	$33,816
Product rights and licenses	10	3,364,263	1,418,492	1,945,771
Other (1)	8	200,663	45,604	155,059

		3,681,557	1,546,911	2,134,646
IPR&D		496,101	—	496,101

		$4,177,658	$1,546,911	$2,630,747

(1)	Other intangible assets consist principally of customer lists and contracts.

Amortization expense, which is classified primarily within cost of sales on Mylan’s Condensed Consolidated Statements of Operations, for the three months ended March 31, 2012 and March 31, 2011 was

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

$87.8 million and $85.0 million, respectively, and is expected to be approximately $262 million for the remainder of 2012 and $343 million, $336 million, $313 million and $246 million for the years ended December 31, 2013 through 2016, respectively.

Indefinite-lived intangibles, such as the Company’s IPR&D assets, are tested at least annually for impairment, but may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.

During the three months ended March 31, 2012, approximately $33.0 million was reclassified from acquired IPR&D to product rights and licenses. Also during the three months ended March 31, 2012, the Company paid approximately $70.0 million to acquire products rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals.

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

In December 2011, the Company executed $500.0 million of notional interest rate swaps in order to fix the interest rate on a portion of its variable rate U.S. Term Loans under its senior credit agreement (the “Senior Credit Agreement”). In January 2012, the Company executed a further $350.0 million of notional interest rate swaps in order to fix the interest rate on an additional portion of its variable rate U.S. Term Loans under the Senior Credit Agreement. These interest rate swaps are designated as cash flow hedges of the variability of interest expense related to the Company’s variable rate debt. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. The total notional amount of the Company’s interest rate swaps on floating-rate debt was $850.0 million and $500.0 million as of March 31, 2012 and December 31, 2011, respectively.

In January 2011, the Company entered into interest rate swaps which convert $500.0 million of the Company’s fixed-rate 6.0% Senior Notes due 2018 (the “2018 Senior Notes”) to a variable rate. These interest

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

rate swaps are designated as fair value hedges, are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. The change in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. As of March 31, 2012, the total notional amount of the Company’s interest rate swaps on fixed-rate debt was $500.0 million.

Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts, which are in a net asset position at March 31, 2012, is $35.8 million. The Company is not subject to any obligations to post collateral under derivative instrument contracts.

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

At March 31, 2012, the convertible note hedge had a total fair value of $511.6 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Fair Values of Derivative Instruments

Derivatives Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$38,598	Prepaid expenses and other current assets	$29,773

Total		$38,598		$29,773

	Liability Derivatives
	March 31, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$2,756	Other current liabilities	$658
Foreign currency forward contracts	Other current liabilities	31,572	Other current liabilities	57,075

Total		$34,328		$57,733

Fair Values of Derivative Instruments

Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$7,129	Prepaid expenses and other current assets	$3,802
Purchased cash convertible note hedge	Other assets	511,600	Other assets	460,000

Total		$518,729		$463,802

	Liability Derivatives
	March 31, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$6,431	Other current liabilities	$11,760
Cash conversion feature of Cash Convertible Notes	Long-term debt	511,600	Long-term debt	460,000

Total		$518,031		$471,760

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In thousands)		Three Months Ended March 31,
		2012	2011
Interest Rate Swaps	Interest Expense	$11,896	$(6,328)

Total		$11,896	$(6,328)

	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedging Items
(In thousands)		Three Months Ended March 31,
		2012	2011
2018 Senior Notes	Interest Expense	$(8,825)	$6,328

Total		$(8,825)	$6,328

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended March 31,
(In thousands)	2012	2011
Foreign currency forward contracts	$11,461	$1,388
Interest rate swaps	(1,324)	2,321

Total	$10,137	$3,709

	Location of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended March 31,
(In thousands)		2012	2011
Foreign currency forward contracts	Net revenues	$(5,255)	$745
Interest rate swaps	Interest expense	(374)	(1,782)

Total		$(5,629)	$(1,037)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended March 31,
(In thousands)		2012	2011
Foreign currency forward contracts	Other (expense) income, net	$5,711	$34

Total		$5,711	$34

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2012, the Company expects that approximately $27.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended March 31,
(In thousands)	2012	2011
Foreign currency borrowings	$—	$(33,718)

Total	$—	$(33,718)

There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the three months ended March 31, 2011. The Euro-denominated borrowings that had been designated as a hedge of the net investments in certain Euro functional currency subsidiaries were repaid in November 2011.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended March 31,
(In thousands)		2012	2011
Foreign currency forward contracts	Other (expense) income, net	$5,255	$11,462
Cash conversion feature of Cash Convertible Notes	Other (expense) income, net	(51,600)	(49,300)
Purchased cash convertible note hedge	Other (expense) income, net	51,600	49,300

Total		$5,255	$11,462

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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$60,676	$—	$—	$60,676

Total cash equivalents	60,676	—	—	60,676

Trading securities:
Equity securities — exchange traded funds	7,218	—	—	7,218

Total trading securities	7,218	—	—	7,218

Available-for-sale fixed income investments:
U.S. Treasuries	—	12,193	—	12,193
Corporate bonds	—	7,630	—	7,630
Agency mortgage-backed securities	—	1,395	—	1,395
Other	—	2,543	—	2,543

Total available-for-sale fixed income investments	—	23,761	—	23,761

Available-for-sale equity securities:
Biosciences industry	62	—	—	62

Total available-for-sale equity securities	62	—	—	62

Foreign exchange derivative assets	—	7,129	—	7,129
Interest rate swap derivative assets	—	38,598	—	38,598
Purchased cash convertible note hedge	—	511,600	—	511,600

Total assets at fair value (1)	$67,956	$581,088	$—	$649,044

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$38,003	$—	$38,003
Interest rate swap derivative liabilities	—	2,756	—	2,756
Cash conversion feature of Cash Convertible Notes	—	511,600	—	511,600
Contingent consideration	—	—	383,751	383,751

Total liabilities at fair value (1)	$—	$552,359	$383,751	$936,110

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$152,331	$—	$—	$152,331

Total cash equivalents	152,331	—	—	152,331

Trading securities:
Equity securities — exchange traded funds	6,760	—	—	6,760

Total trading securities	6,760	—	—	6,760

Available-for-sale fixed income investments:
U.S. Treasuries	—	1,519	—	1,519
Corporate bonds	—	7,192	—	7,192
Agency mortgage-backed securities	—	12,346	—	12,346
Other	—	2,697	—	2,697

Total available-for-sale fixed income investments	—	23,754	—	23,754

Available-for-sale equity securities:
Biosciences industry	172	—	—	172

Total available-for-sale equity securities	172	—	—	172

Foreign exchange derivative assets	—	3,802	—	3,802
Interest rate swap derivative assets	—	29,773	—	29,773
Purchased cash convertible note hedge	—	460,000	—	460,000

Total assets at fair value (1)	$159,263	$517,329	$—	$676,592

Financial Liabilities:
Foreign exchange derivative liabilities	$—	$68,835	$—	$68,835
Interest rate swap derivative liabilities	—	658	—	658
Cash conversion feature of Cash Convertible Notes	—	460,000	—	460,000
Contingent consideration	—	—	376,110	376,110

Total liabilities at fair value (1)	$—	$529,493	$376,110	$905,603

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

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Cash equivalents — valued at observable net asset value prices.

•	Trading securities — valued at the active quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

•	Available-for-sale equity securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•

Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2012 that would reduce the receivable amount owed, if any, to the Company.

•

Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2012 that would reduce the receivable amount owed, if any, to the Company.

•

Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2012 that would reduce the receivable amount owed, if any, to the Company.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the Respiratory Delivery Platform and other acquisitions made during 2011. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at March 31, 2012 and December 31, 2011. Discount rates ranging from 3.2% to 11.0% were utilized in the valuation and represent the present value of the estimated future net cash flows using a market rate of return at March 31, 2012. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. For the three months ended March 31, 2012, accretion of $8.2 million was recorded in interest expense in the Condensed Consolidated Statements of Operations.

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Debt

The Receivables Facility

In February 2012, MPI, a wholly owned subsidiary of the Company, entered into a $300.0 million accounts receivable securitization facility, pursuant to (i) a Purchase and Contribution Agreement, between MPI and Mylan Securitization, and (ii) a Receivables Purchase Agreement, among Mylan Securitization, as seller, MPI, as originator and servicer, certain conduit purchasers, committed purchasers and letter of credit issuers from time to time party thereto (collectively, the “Purchasers”), certain purchaser agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent (the “Agent”). The Company agreed to enter into a performance guarantee with respect to the obligations of MPI under these agreements.

Under the Purchase and Contribution Agreement, MPI will sell, on an ongoing basis, certain accounts receivable and the right to the collections on those accounts receivable to Mylan Securitization. Once sold to Mylan Securitization, the accounts receivable and rights to collection described above will be separate and distinct from MPI’s own assets and will not be available to MPI’s creditors should MPI become insolvent. The servicing,

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

administration and collection of the accounts receivable will be conducted by MPI, as servicer. Under the terms of the Receivables Purchase Agreement, Mylan Securitization may, from time to time, obtain up to $300.0 million (in the form of cash or letters of credit for the benefit of MPI) from the Purchasers through the sale of its interest in such receivables and collections. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to a maximum of $500.0 million. Purchases under the Receivables Purchase Agreement will be repaid as accounts receivable are collected, with new purchases being advanced as new accounts receivable are originated by MPI and sold to Mylan Securitization, with settlement occurring monthly. Mylan Securitization has the option to reduce the commitments under the Receivables Purchase Agreement. Mylan Securitization’s assets have been pledged to the Agent in support of its obligations under the Receivables Purchase Agreement. Any amounts outstanding under the facility will be recorded as a secured loan and the receivables underlying any borrowings will continue to be included in accounts receivable, net, in the Condensed Consolidated Balance Sheets of the Company. The accounts receivable securitization facility has a term of three years.

The Receivables Purchase Agreement contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the Receivables Purchase Agreement upon the occurrence of certain specified events, including, but not limited to, failure by Mylan Securitization to pay interest and other amounts due, defaults on certain indebtedness, certain judgments, change in control, certain events negatively affecting the overall credit quality of transferred accounts receivable, bankruptcy and insolvency events.

As of March 31, 2012, the Condensed Consolidated Balance Sheets include $635.5 million of accounts receivable balances legally sold to Mylan Securitization, as well as $285.0 million of short-term borrowings. The interest rate on borrowings under this facility was approximately 1.01% at March 31, 2012.

Mylan Securitization holds trade accounts receivable whose cash flows are the primary source of repayment for its liabilities. Investors only have recourse to the assets held by Mylan Securitization. The Company is involved in these arrangements to the extent that it originates the accounts receivable and provides servicing activities.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Long-Term Debt

A summary of long-term debt is as follows:

(In thousands)	March 31,2012	December 31,2011
U.S. Term Loans	$1,226,563	$1,250,000
Revolving Facility	385,000	—
Cash Convertible Notes	994,329	937,160
Senior Convertible Notes	—	593,983
2017 Senior Notes	550,000	550,000
2018 Senior Notes	827,923	818,774
2020 Senior Notes	1,014,332	1,014,643
Other	3,448	3,666

	5,001,595	5,168,226
Less: Current portion	95,224	689,146

Total long-term debt	$4,906,371	$4,479,080

Senior Credit Facilities

In November 2011, the Company entered into a Senior Credit Agreement with a syndication of banks, which provided $1.25 billion in U.S. Term Loans (the “U.S. Term Loans”) and contains a $1.25 billion revolving facility (the “Revolving Facility,” and together with the U.S. Term Loans, the “Senior Credit Facilities”). Amortization payments due in the first quarter of 2012 under the Senior Credit Agreement on the U.S. Term Loans were paid in March 2012, in the amount of $23.4 million. At March 31, 2012 and December 31, 2011, the Company had $385.0 million and $0 outstanding under the Revolving Facility, respectively. The interest rate on the Revolving Facility at March 31, 2012 was 1.84%.

Cash Convertible Notes

At March 31, 2012, the $994.3 million outstanding consists of $482.7 million of Cash Convertible Notes debt ($575.0 million face amount, net of $92.3 million discount) and the bifurcated conversion feature with a fair value of $511.6 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheets at March 31, 2012. The Cash Convertible Notes will mature on September 15, 2015, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by the market price of the Company’s common stock, specified distributions to common shareholders, a fundamental change, and certain time periods specified in the purchase agreement. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $511.6 million within other assets in the Condensed Consolidated Balance Sheets at March 31, 2012. At December 31, 2011, the $937.2 million outstanding consists of $477.2 million of debt ($575.0 million face amount, net of $97.8 million discount) and the bifurcated conversion feature with a fair value of $460.0 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheets. The purchased call options are assets recorded at their fair value of $460.0 million within other assets in the Condensed Consolidated Balance Sheets at December 31, 2011.

As of March 31, 2012, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the March 31, 2012 period, was more than 130% of the applicable conversion reference price of $13.32 at March 31, 2012, the $575.0 million of Cash Convertible Notes are currently convertible. Although the Company’s experience is that convertible debentures

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

Senior Convertible Notes

In March 2012, $600.0 million of Senior Convertible Notes was repaid at maturity. At December 31, 2011, the $594.0 million of debt is net of a $6.0 million discount.

Senior Notes

The Company has entered into interest rate swaps that convert $500.0 million of 2018 Senior Notes principal debt to a variable rate. The variable rate is 3.46% at March 31, 2012. At March 31, 2012, the $827.9 million of 2018 Senior Notes debt is net of a $10.7 million discount and includes a fair value adjustment of $38.6 million associated with the interest rate swaps. At December 31, 2011, the $818.8 million of debt is net of an $11.0 million discount and includes a fair value adjustment of $29.8 million.

At March 31, 2012, the $1.01 billion of 2020 Senior Notes debt includes a $14.3 million premium. At December 31, 2011, the $1.01 billion of debt includes a $14.6 million premium.

Details of the interest rates in effect at March 31, 2012 and December 31, 2011 on the outstanding borrowings under the U.S. Term Loans are in the table below:

	March 31, 2012
	Outstanding	Basis	Rate
	(In thousands)
U.S. Term Loans
Swapped to Fixed Rate — January 2014 (1)	$500,000	Fixed	2.60%
Swapped to Fixed Rate — March 2014 (1)	350,000	Fixed	2.45%
Floating Rate	376,563	LIBOR + 2.00%	2.24%

Total U.S. Term Loans	$1,226,563

	December 31, 2011
	Outstanding	Basis	Rate
	(In thousands)
U.S. Term Loans	$1,250,000	LIBOR + 2.00%	2.34%

(1)

Effective January 2012, $500 million of the U.S. Term Loans have been swapped to a fixed rate of 0.60% plus the specified spread under the Senior Credit Agreement (currently 200 basis points), through January 2014. Effective March 2012, an additional $350 million of the U.S. Term Loans have been swapped to a fixed rate of 0.45% plus the specified spread under the Senior Credit Agreement (currently 200 basis points), through March 2014. These swaps have been designated as cash flow hedges of the variability in interest expense related to our variable rate debt.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

At March 31, 2012, the fair value of the Senior Notes was approximately $2.56 billion, and at December 31, 2011, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.15 billion. At March 31, 2012 and December 31, 2011, the fair value of the Cash Convertible Notes was approximately $1.08 billion and $1.00 billion.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at March 31, 2012, at notional amounts, are as follows for each of the periods ending December 31:

(In thousands)	U.S. Term Loans	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Total
2012	$70,313	$—	$—	$—	$—	$70,313
2013	93,750	—	—	—	—	93,750
2014	125,000	—	—	—	—	125,000
2015	187,500	575,000	—	—	—	762,500
2016	750,000	—	—	—	—	750,000
Thereafter	—	—	550,000	800,000	1,000,000	2,350,000

Total	$1,226,563	$575,000	$550,000	$800,000	$1,000,000	$4,151,563

11.	Comprehensive Earnings

Components of other comprehensive earnings, before tax, consist of the following:

	Three Months Ended March 31,
(In thousands)	2012	2011
Defined benefit pension plans:
Unrecognized gain (loss) and prior service cost arising during the period	$—	$—
Less: Amortization of prior service cost (gain) included in net earnings	10	(9)

Net change in unrecognized (loss) gain and prior service cost related to post-retirement plans	$(10)	$9

Derivatives in cash flow hedging relationships:
Amount of gain recognized in AOCE on derivatives (effective portion)	$17,017	$3,613
Less: Reclassification of loss from AOCE into earnings (effective portion)	(5,629)	(1,037)

Net unrecognized gain on derivatives	$22,646	$4,650

Net unrealized loss on marketable securities:
Unrealized loss on marketable securities	$(143)	$(369)
Less: Reclassification for gain (loss) included in net earnings	25	(1)

Net unrealized loss on marketable securities	$(168)	$(368)

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Accumulated other comprehensive earnings (loss), as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In thousands)	March 31, 2012	December 31, 2011
Accumulated other comprehensive earnings (loss):
Net unrealized gains on marketable securities, net of tax	$971	$1,080
Net unrecognized losses and prior service costs related to post- retirement plans, net of tax	(5,846)	(5,840)
Net unrecognized losses on derivatives, net of tax	(28,326)	(43,719)
Foreign currency translation adjustment	62,078	(39,360)

	$28,877	$(87,839)

12.	Shareholders’ Equity

A summary of the change in shareholders’ equity for the three months ended March 31, 2012 and 2011 is as follows:

(In thousands)	Total Mylan Inc. Shareholders’ Equity	Noncontrolling Interest	Total
December 31, 2011	$3,491,775	$13,007	$3,504,782
Net earnings	129,079	348	129,427
Other comprehensive earnings	116,716	—	116,716
Stock option activity	17,182	—	17,182
Stock compensation expense	12,303	—	12,303
Issuance of restricted stock, net of shares withheld	(4,983)	—	(4,983)
Purchase of subsidiary shares from noncontrolling interest	(9)	(25)	(34)
Tax benefit of stock option plans	3,796	—	3,796
Other	—	166	166

March 31, 2012	$3,765,859	$13,496	$3,779,355

December 31, 2010	$3,601,879	$13,522	$3,615,401
Net earnings	104,175	370	104,545
Other comprehensive earnings	166,537	—	166,537
Stock option activity	23,143	—	23,143
Stock compensation expense	10,257	—	10,257
Issuance of restricted stock, net of shares withheld	(4,929)	—	(4,929)
Purchase of subsidiary shares from noncontrolling interest	(971)	(881)	(1,852)
Tax benefit of stock option plans	3,626	—	3,626
Other	—	247	247

March 31, 2011	$3,903,717	$13,258	$3,916,975

13.	Segment Information

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

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

The Company’s chief operating decision maker evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses. Certain general and administrative and research and development expenses not allocated to the segments, as well as the operating results of the Company’s clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the Internal Revenue Code (“IRC”), net charges for litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
Three Months Ended March 31, 2012
Total revenues
Third party	$1,421,350	$162,306	$8,752	$1,592,408
Intersegment	355	14,578	(14,933)	—

Total	$1,421,705	$176,884	$(6,181)	$1,592,408

Segment profitability	$418,445	$53,677	$(225,750)	$246,372

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
Three Months Ended March 31, 2011
Total revenues
Third party	$1,350,472	$98,486	$—	$1,448,958
Intersegment	396	16,835	(17,231)	—

Total	$1,350,868	$115,321	$(17,231)	$1,448,958

Segment profitability	$388,921	$30,792	$(208,038)	$211,675

(1)

Includes certain corporate general and administrative and research and development expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments. Additionally, included in the Corporate/Other segment for the three months ended March 31, 2012 are the operating results of the Company’s clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the IRC.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

14.	Contingencies

Legal Proceedings

While it is not possible to determine with any degree of certainty the ultimate outcome of the following legal proceedings, the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position. The Company is also party to certain litigation matters, some of which are described below, for which Merck KGaA has agreed to indemnify the Company, pursuant to the agreement by which Mylan acquired the former Merck Generics business. An adverse outcome in any of the following proceedings, or the inability or denial of Merck KGaA to pay an indemnified claim, could have a material effect on the Company’s financial position, results of operations and cash flows. Legal costs are recorded as incurred and are classified in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.

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

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, UDL and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and UDL were added as parties in February 2001. The claims against Mylan, MPI, UDL and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and UDL in the various pending pricing litigations. In addition, Mylan has reached settlements of the Alabama, Alaska, California (including the “federal share”), Florida, Hawaii, Idaho, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, New York state and county, South Carolina, and Utah state actions. The Company has also reached agreements in principle to settle the Louisiana and Oklahoma actions, which settlements are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and is vigorously defending itself in those actions. The Company had accrued approximately $115.0 million at December 31, 2011. Following settlements of certain of these matters and settlement payments of approximately $82.0 million during the three months ended March 31, 2012, the Company has a remaining accrual of approximately $33.0 million at March 31, 2012. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed the amounts currently provided for. However, the range of possible loss above the amount provided for cannot be reasonably estimated.

Mylan Specialty (formerly known as Dey) was named as a defendant in several class actions brought by consumers and third-party payors. Mylan Specialty has reached a settlement of these class actions, which has been approved by the court and all claims have been dismissed. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Dey was jointly liable with a codefendant and sought recovery of alleged overpayments, together

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

with treble damages, civil penalties and equitable relief. Dey completed a settlement of this action in December 2010. These cases all have generally alleged that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for these claims and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Condensed Consolidated Statements of Operations. At March 31, 2012, the Company has accrued approximately $69.2 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

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

Digitek® Recall

On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (Digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and UDL. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. Following the recall, approximately 1,000 lawsuits were filed against Mylan, UDL and Actavis. Most of these cases were transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remaining cases are being litigated in the state courts in which they were filed. Actavis has reached settlements in principle with the

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

plaintiffs in a majority of the claims and lawsuits. Mylan and UDL will not contribute monetarily to the settlements, but will be dismissed with prejudice from any settled cases. Any lawsuits in which the plaintiffs choose to opt out of this settlement will continue to be litigated. As of April 11, 2012, approximately five plaintiffs who opted out of the settlement continue to pursue claims, and some of these cases may go to trial in 2012. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows, although the range of possible loss cannot be reasonably estimated.

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

On October 6, 2009, the Company received notice that the EU Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry and continues to respond to other requests for additional information. The Company is cooperating with the Commission in connection with the investigation, and no statement of objections has been filed against the Company in connection with the investigation.

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

U.K. Office of Fair Trading

On August 12, 2011 Generics [U.K.] Ltd. received notice that the Office of Fair Trading was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. Generics [U.K.] Ltd. has produced documents and information and continues to respond to additional requests for information in connection with this inquiry and is continuing to cooperate with the investigation. No statement of objections has been filed in connection with this investigation.

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

Product Liability

The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its fentanyl transdermal system, phenytoin and Amnesteem®. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. During 2010, the Company accrued $41.0 million in connection with certain settlements and certain remaining claims. The Company has paid approximately $6.7 million during the three months ended March 31, 2012 and approximately $15.0 million during the year ended December 31, 2011.

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

On February 10, 2012, a jury verdict was rendered in a patent infringement lawsuit filed in the United States District Court for the District of Delaware by Sunovion Pharmaceuticals Inc. (f/k/a Sepracor Inc.) against Mylan Inc., Mylan Pharmaceuticals Inc., Dey Inc. and Dey Pharma, L.P. (n/k/a Mylan Specialty L.P.) in relation to Dey’s abbreviated new drug application for levalbuterol hydrochloride (HCl) inhalation solution. The jury awarded $18.0 million in monetary damages for lost profits and royalties, which has been accrued by the Company in 2011. The jury also found that Dey willfully infringed the subject patents. The Company believes the jury erred in its verdict and intends to seek reversal through post-trial motions, which are pending, and, if necessary, an appeal of the verdict. Dey has filed post-trial motions seeking (1) a judgment as a matter of law in Dey’s favor on the issue of willfulness and (2) a new trial on invalidity, willfulness and damages. Sunovion has filed post-trial motions seeking (1) a revocation of Dey’s final approval for levalbuterol concentrate until April 20, 2013, (2) a permanent injunction on all strengths until August 20, 2013 and (3) treble damages, attorneys’ fees, prejudgment interest and other expenses and costs. Sunovion’s enhanced damages motion requests that the court, in its discretion, increase the damages award by an incremental amount up to a maximum of $36 million. Pursuant to a supply agreement relating to this product, a third party is responsible for reimbursing Mylan Specialty for a substantial portion of damages paid for this matter. Sunovion’s motion for summary judgment on Dey’s inequitable conduct claim is pending.

On April 16, 2012, the Federal Circuit reversed and vacated a judgment of invalidity by the United States District Court for the District of Delaware in a patent infringement lawsuit by Eurand, Inc. (n/k/a Aptalis Pharmatech, Inc.), Cephalon, Inc., and Anesta AG against Mylan Inc. and Mylan Pharmaceuticals Inc. in relation to Mylan Pharmaceuticals Inc.’s abbreviated new drug application for extended-release cyclobenzaprine

MYLAN INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)

hydrochloride. On May 12, 2011, the District Court found, after trial, the patents-in-suit invalid as obvious. On May 13, 2011, Mylan Pharmaceuticals Inc. launched its cyclobenzaprine hydrochloride extended-release capsules. Plaintiffs appealed the District Court’s finding of obviousness to the Federal Circuit, and on May 24, 2011, the District Court issued an injunction order enjoining Mylan from selling any additional cyclobenzaprine products pending the Federal Circuit’s decision. Plaintiffs were required to post a $10 million bond. Mylan appealed the District Court’s injunction and filed a motion to stay the injunction pending resolution of the appeal. On May 25, 2011, the Federal Circuit temporarily stayed the injunction pending full briefing on Mylan’s motion to stay. On July 7, 2011, the Federal Circuit reinstated the injunction preventing further sales pending a decision on the appeal. On April 16, 2012, the Federal Circuit reversed and vacated the District Court’s invalidity judgment and dismissed without prejudice Mylan’s appeal of the injunction. The injunction will remain in place for 45-days post-mandate, or until further order of the District Court, whichever occurs sooner. The Company believes the Federal Circuit erred in its decision and intends to explore all legal options.

In these and other situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch” situation). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in cases involving an “at-risk launch” could have a material adverse effect on our financial position, including our results of operations and cash flows. There are no assurances that settlements reached and/or adverse judgments rendered in such cases, if any, will not exceed the amounts currently provided for. However, the range of possible loss above the amounts provided for these matters cannot be reasonably estimated.

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

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company,” “Mylan” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three months ended March 31, 2012 and the interim cash flows for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.

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

Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Specialty engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. We also report in Corporate/Other certain research and development expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase accounting items, impairment charges, if any, and other items not directly attributable to the segments.

Our specialty pharmaceutical business is conducted through a wholly owned subsidiary formerly known as Dey, the name of which was changed in March 2012 to Mylan Specialty.

Financial Summary

For the three months ended March 31, 2012, Mylan reported total revenues of $1.59 billion compared to $1.45 billion for the three months ended March 31, 2011. This represents an increase in revenues of $143.4 million, or 9.9%. Consolidated gross profit for the current quarter was $666.3 million, compared to

$590.9 million in the comparable prior year period, an increase of $75.4 million, or 12.8%. For the current quarter, earnings from operations were $246.4 million, compared to $211.7 million for the three months ended March 31, 2011, an increase of $34.7 million or 16.4%.

The net earnings attributable to Mylan Inc. common shareholders for the three months ended March 31, 2012 were $129.1 million, and earnings per diluted share were $0.30. In the quarter ended March 31, 2011, the net earnings attributable to Mylan Inc. common shareholders were $104.2 million, and earnings per diluted share were $0.23. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”

Results of Operations

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

Total Revenues and Gross Profit

For the current quarter, Mylan reported total revenues of $1.59 billion compared to $1.45 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.57 billion compared to $1.44 billion for the same prior year period, representing an increase of $136.6 million, or 9.5%. Other third party revenues for the current quarter were $19.3 million compared to $12.4 million in the same prior year period, an increase of $6.9 million. Other revenues for the three months ended March 31, 2012 include $8.7 million of revenue related to our clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the Internal Revenue Code (“IRC”), which we acquired at the end of 2011.

Mylan’s current quarter revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s Euro-denominated subsidiaries, as well as the currencies of Mylan’s subsidiaries in Australia, Japan and India. The unfavorable impact of foreign currency translation on current quarter total revenues was approximately $25 million, or 2%.

Gross profit for the three months ended March 31, 2012 was $666.3 million, and gross margins were 41.8%. For the three months ended March 31, 2011, gross profit was $590.9 million, and gross margins were 40.8%. Gross profit for the current quarter is impacted by the amortization of acquired intangible assets, and other items primarily associated with purchase accounting as described further in the section titled “Adjusted Earnings.” These items totaled approximately $91.7 million. Additionally, current quarter gross profit includes the cost of goods sold by our clean energy investment subsidiary of $10.7 million. Excluding such items, gross margins would have been approximately 48%. Prior year gross profit is impacted by purchase accounting and other items in the amount of $90.8 million. Excluding such items, gross margins in the prior year would have been approximately 47%. The increase was primarily the result of new product introductions in North America and favorable pricing on the EPIPEN® auto-injector, partially offset by the impact of pricing reductions in all regions of our generics segment.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 29% of total revenues in the three months ended March 31, 2012.

Generics Segment

For the current quarter, Generics third party net revenues were $1.41 billion compared to $1.34 billion in the comparable prior year period, an increase of $71.4 million, or 5.3%. Translating Generics third party net revenues for the current quarter at prior year quarter foreign currency exchange rates would have resulted in year-over-year growth of approximately $97 million, or 7%. Generics sales are derived primarily in or from North America, Europe, the Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan and New Zealand (collectively, “Asia Pacific”).

Third party net revenues from North America were $776.6 million for the current quarter, compared to $674.3 million for the comparable prior year period, representing an increase of $102.3 million, or 15.2%. The increase in current year net revenues was driven by new product launches, partially offset by lower sales of existing products mainly attributable to lower volumes.

The increase in current quarter third party net revenues from new product launches totaled approximately $211.1 million. Products generally contribute most significantly to revenues and gross margins at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results. The most significant new product launched in the first quarter was Escitalopram Tablets USP, 5 mg, 10 mg and 20 mg, the first equivalent product to Forest Laboratories’ Lexapro®, which is used for acute and maintenance treatment of major depressive disorder and acute treatment of generalized anxiety disorder.

The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control. The effect of foreign currency translation was insignificant within North America.

Third party net revenues from EMEA were $335.6 million for the three-month period ended March 31, 2012, compared to $389.1 million for the comparable prior year period, a decrease of $53.5 million, or 13.7%. Translating current quarter third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year decrease in third party net revenues, excluding the effect of foreign currency, of approximately $39 million, or 10%. This decrease was the result of competitive market conditions, which resulted in lower pricing in a number of European markets in which Mylan operates.

Local currency revenues from Mylan’s business in France decreased as compared to the prior year as a result of the impact of lower pricing and volume due to an increasingly competitive market, partially offset by new product launches. Despite the competitive market conditions, the market share in France remained relatively stable in the first quarter of 2012, and we remain the market leader.

In Italy, excluding the effect of foreign currency, third party net revenues increased approximately 8% as a result of successful product launches and increased market penetration, which has favorably affected sales volume. Italy is one of the fastest growing markets in Europe. Our growth in Italy outpaced the market in terms of both volume and sales value. In Spain, another fast-growing market, we continued to see our sales grow along with the overall market. Volume growth in Spain on new and existing products offset the unfavorable impact of government-imposed pricing reductions.

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

In Asia Pacific, third party net revenues were $298.7 million for the three-month period ended March 31, 2012, compared to $276.1 million for the comparable prior year period, an increase of $22.6 million, or 8.2%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, the increase was approximately $32 million, or 12%. This increase is primarily driven by higher third party sales from India, with growth in third party sales in Japan and New Zealand also contributing, partially offset by lower sales in Australia.

The increase in third party net revenues in India is due to double-digit growth, excluding the effect of foreign currency, in sales of anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS, as well as higher third-party sales of API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $65.2 million for the three months ended March 31, 2012, compared to $52.9 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, third party net revenues were favorably impacted by overall market growth. In Australia, sales were negatively impacted, both in terms of pricing and volume, by the most significant government-imposed pricing reform in the country’s history. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment

For the current quarter, Specialty reported third party net revenues of $162.3 million, an increase of $65.3 million, or 67.3%, from the comparable prior year period of $97.0 million. The increase was the result of higher sales, in terms of both volume and pricing, of the EPIPEN® auto-injector, which is used in the treatment of severe allergic reactions (anaphylaxis). The EPIPEN® auto-injector is the number one prescribed epinephrine auto-injector with more than 95% market share in the U.S. and more than 90% market share worldwide. The market continues to grow as awareness of the risk of anaphylaxis increases.

Operating Expenses

Research and development expense (“R&D”) for the three months ended March 31, 2012 was $81.0 million, compared to $75.3 million in the same prior year period, an increase of $5.7 million. R&D increased due primarily to the timing of internal and external product development projects, partially offset by a favorable impact from foreign currency.

Selling, general and administrative expense (“SG&A”) for the current quarter was $336.8 million, compared to $280.0 million for the same prior year period, an increase of $56.8 million. SG&A increased as a result of increased employee benefit costs, including increased costs for retirement and post-employment programs, and increased marketing costs related to the EPIPEN® auto-injector including our direct-to-consumer marketing campaign, offset by a favorable impact from foreign currency.

Litigation Settlements, net

During the three months ended March 31, 2012, the Company recorded $2.2 million in net charges for litigation settlements.

Interest Expense

Interest expense for the three months ended March 31, 2012 totaled $82.4 million, compared to $84.4 million for the three months ended March 31, 2011. The decrease is primarily due to lower interest expense on variable rate debt instruments. Included in interest expense is the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes, which totals $13.3 million for the current quarter and $11.9 million for the same prior year period. Included in interest expense for the current quarter is $8.2 million of accretion of our contingent consideration liability related to 2011 acquisitions.

Other (Expense) Income, net

Other (expense) income, net, was expense of $5.7 million in the current quarter compared to income of $3.3 million in the comparable prior year period. Other (expense) income, net, includes certain foreign exchange transaction gains and losses and interest and dividend income.

Adjusted Earnings

Adjusted earnings are an alternative view of performance used by management. Management believes that, primarily due to acquisitions, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with accounting principles generally accepted in the U.S. (“GAAP”), and management also believes that investors’ understanding of our performance is enhanced by these adjusted measures. Adjusted Earnings and Adjusted Earnings per Diluted Share (“Adjusted EPS”) are two of the most important internal financial metrics related to the ongoing operating performance of the Company. Actual internal and forecasted operating results and annual budgets include Adjusted Earnings and Adjusted EPS, and the financial performance of the Company is measured by senior management on this basis along with other performance metrics. Management’s annual incentive compensation is derived in part based on the Adjusted EPS metric.

Whenever the Company uses such non-GAAP measures, it will provide a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors and other readers are encouraged to review the related GAAP financial measures and the reconciliation of non-GAAP measures to their most closely applicable GAAP measure set forth below and should consider non-GAAP measures only as a supplement to, not as a substitute for or as a superior measure to, measures of financial performance prepared in accordance with GAAP. Additionally, since Adjusted Earnings and Adjusted EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies.

The significant items excluded from Adjusted Earnings and Adjusted EPS include:

Acquisition-Related Items

Adjusted Earnings and Adjusted EPS exclude the ongoing impact of certain amounts recorded in connection with acquisitions. These amounts include the amortization of intangible assets and inventory step-up, as well as intangible asset impairment charges and the accretion and fair value adjustments related to contingent consideration. Amounts also include integration costs, as well as other costs associated with acquisitions, such as severance costs, which are not part of a formal restructuring program. These costs are excluded because management believes that excluding these costs is helpful for understanding the performance of the business.

Restructuring and Other Special Items

Adjusted Earnings and Adjusted EPS exclude costs related to restructuring and other actions as applicable. These amounts include items such as employee separation costs, exit costs and accelerated depreciation associated with facilities to be closed or divested. The Company has undertaken restructurings of different types during the covered periods and therefore these charges should not be considered non-recurring; however, management excludes these amounts from Adjusted Earnings and Adjusted EPS because it believes it is helpful for understanding the performance of the business. Also excluded from Adjusted Earnings and Adjusted EPS are the operating results of the Company’s clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the IRC; only included is the net tax effect of the subsidiary’s activities.

Litigation Settlements, net

Adjusted Earnings and Adjusted EPS exclude charges and gains related to legal matters, such as those discussed in the Notes to Condensed Consolidated Financial Statements — Note 14, “Contingencies.” Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded from Adjusted Earnings or Adjusted EPS.

A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three months ended March 31,
(In millions, except per share amounts)	2012		2011
GAAP net earnings attributable to Mylan Inc. and diluted GAAP EPS	$129.1	$0.30	$104.2	$0.23
Purchase accounting related amortization (included in cost of sales)	89.5		86.7
Litigation settlements, net	2.2		24.0
Interest expense, primarily amortization of convertible debt discount	13.3		11.9
Non-cash accretion of contingent consideration liability	8.2		—
Clean energy investment subsidiary revenue (a)	(8.7)		—
Restructuring and other special items included in:
Cost of sales	12.9		4.1
Research and development expense	1.4		0.6
Selling, general and administrative expense	24.6		12.4
Other (expense) income, net	2.3		—
Tax effect of the above items and other income tax related items	(50.3)		(47.0)

Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$224.5	$0.52	$196.9	$0.44

Weighted average diluted common shares outstanding	432.4		448.5

(a)

Adjustment represents exclusion of revenue related to our ownership of a clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the IRC. Amount is included in other revenue.

Net earnings attributable to Mylan Inc. increased $24.9 million or 24% to $129.1 million for the three months ended March 31, 2012 as compared to $104.2 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. increased from $0.23 to $0.30 for the three months ended March 31, 2012 compared to the same prior year period. Adjusted earnings increased $27.6 million or 14% to $224.5 million for the three months ended March 31, 2012 as compared to adjusted earnings of $196.9 million for the prior year comparable period. Adjusted diluted earnings per common share attributable to Mylan Inc. increased from $0.44 to $0.52 for the three months ended March 31, 2012 compared to the same prior year period. The increase in adjusted earnings and adjusted earnings per share was largely driven by new product launches in North America and increased sales in the Specialty Segment.

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

Net cash used in operating activities increased by $63.5 million to $109.1 million for the three months ended March 31, 2012, as compared to net cash used in operating activities of $45.6 million for the three months ended March 31, 2011. The net increase in cash used in operating activities was principally due to the following:

•	a net increase in the amount of cash used through changes in accounts payable of $61.1 million as a result of the timing of cash payments;

•	a net increase in the amount of cash used through changes in income taxes of $46.6 million as a result of the level of estimated tax payments made during the current quarter; and

•	an increase in cash used for other operating assets and liabilities of $25.4 million, consisting of litigation payments, and cash payments for interest and bonuses.

These items were partially offset by less cash used for accounts receivable, including estimated sales allowances, of $57.9 million reflecting the timing of sales and cash collections.

Cash used in investing activities was $106.2 million for the three months ended March 31, 2012, as compared to $43.4 million for the three months ended March 31, 2011, an increase of $62.8 million. Capital expenditures, primarily for equipment, were approximately $36 million in the current quarter. The decrease as compared to 2011 is the result of the timing of expenditures. While there can be no assurance that current expectations will be realized, capital expenditures for the 2012 calendar year are expected to be between $300 million and $400 million.

Also during the three months ended March 31, 2012, the Company paid approximately $70 million to acquire product rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals. This cash outflow is included in other investing activities on the Condensed Consolidated Statements of Cash Flows.

Cash provided by financing activities was $91.9 million for the three months ended March 31, 2012, as compared to a cash inflow of $18.0 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we repaid our $600.0 million Senior Convertible Notes, which matured in March 2012, and funded the quarterly payment on the U.S. Term Loans as required under the Senior Credit Agreement. Net borrowings under our Revolving Facility totaled $385.0 million, and in addition, we borrowed $285.0 million under our Receivables Facility. The proceeds of these borrowings were principally utilized to fund the debt payments described above.

The Company has approximately $70 million of long-term debt due for the remainder of 2012 and approximately $94 million due in 2013. Our current intention is to repay such amounts at maturity using available liquidity.

As of March 31, 2012, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the March 31, 2012 period was more than 130% of the applicable conversion reference price of $13.32, the $575.0 million of Cash Convertible Notes were convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge. Should holders elect to convert, we intend to draw on our revolving credit facility to fund any principal payments. The facility is a secured revolving credit agreement expiring in October 2013, with available capacity of approximately $1.2 billion at March 31, 2012.

We are involved in various legal proceedings that are considered normal to our business. While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow. We have approximately $120 million accrued for such legal contingencies. Additionally, for certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan. The inability or denial of Merck KGaA to pay on an indemnified claim could have a material effect on our financial position, results of operations or cash flows.

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

At March 31, 2012 and December 31, 2011, we had $75.9 million and $79.8 million outstanding under existing letters of credit. Additionally, as of March 31, 2012, we had $79.9 million available under the $125.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at notional amounts at March 31, 2012 are as follows for each of the periods ending December 31:

	U.S. Term Loans	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Total
(In thousands)
2012	$70,313	$—	$—	$—	$—	$70,313
2013	93,750	—	—	—	—	93,750
2014	125,000	—	—	—	—	125,000
2015	187,500	575,000	—	—	—	762,500
2016	750,000	—	—	—	—	750,000
Thereafter	—	—	550,000	800,000	1,000,000	2,350,000

Total	$1,226,563	$575,000	$550,000	$800,000	$1,000,000	$4,151,563

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in our lines of business. The Senior Credit Agreement contains financial covenants requiring maintenance of a minimum interest coverage ratio and a maximum consolidated leverage ratio. We have been compliant with the financial covenants during 2012, and we expect to remain in compliance for the next twelve months.

In February 2012, the Company entered into a receivable securitization facility (the “Receivables Facility”) of up to $300.0 million. Pursuant to the terms of the Receivables Facility, the Company transfers certain of its domestic receivables, on an ongoing basis, to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned bankruptcy remote subsidiary. In turn, from time to time, Mylan Securitization sells its interests in such receivables, related assets and collections to certain conduit purchasers, committed purchasers and letter of credit issuers in exchange for cash or letters of credit. Mylan Securitization maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold. Any amounts outstanding under the facility are recorded as a secured loan, and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. At March 31, 2012, there were $285.0 million of short-term borrowings outstanding under the Receivables Facility.

We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the Respiratory Delivery Platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of contingent consideration accrued was $383.8 million and $376.1 million at March 31, 2012 and December 31, 2011, respectively. In addition, the Company expects to incur approximately $30 million to $40 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

We have grown very rapidly over the past few years, through our acquisitions of the former Merck Generics business, the former Matrix Laboratories Limited and Bioniche Pharma. This growth has put significant demands on our processes, systems and people. We expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage and support our rapid growth, there may be a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

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

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. Our policies mandate compliance with these anti-bribery laws, which often carry substantial penalties. We operate in jurisdictions that have experienced governmental and private sector corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with certain local customs and practices. We cannot assure you that our internal control policies and procedures always will protect us from reckless or other inappropriate acts committed by our affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the three months ended March 31, 2012 and 2011, our top ten products in terms of sales, in the aggregate, represented approximately 29% and 23%, respectively, of our consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

In February 2012, President Obama submitted his budget to Congress and released his framework for business tax reform. While the President’s budget proposal was defeated in Congress, it included measures which would defer the deduction of interest expense related to deferred income; determine the foreign tax credit on a pooling basis; tax currently excess returns associated with transfers of intangibles offshore; and limit earnings stripping by expatriated entities. In addition, there were proposals made to encourage manufacturing in the U.S., including reduced rates of tax and increased deductions related to manufacturing. We cannot determine whether these proposals will be modified or enacted, whether other proposals unknown at this time will be made or the extent to which the corporate tax rate might be reduced and ameliorate the adverse impact of some of these proposals. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

THE TOTAL AMOUNT OF INDEBTEDNESS RELATED TO OUR OUTSTANDING CASH CONVERTIBLE NOTES DUE 2015 (THE “CASH CONVERTIBLE NOTES”) WILL INCREASE IF OUR STOCK PRICE INCREASES. ALSO, WE HAVE ENTERED INTO NOTE HEDGES AND WARRANT TRANSACTIONS IN CONNECTION WITH THE CASH CONVERTIBLE NOTES IN ORDER TO HEDGE SOME OF THE RISK ASSOCIATED WITH THE POTENTIAL INCREASE OF INDEBTEDNESS AND SETTLEMENT VALUE. SUCH TRANSACTIONS HAVE BEEN CONSUMMATED WITH CERTAIN COUNTERPARTIES, MAINLY HIGHLY RATED FINANCIAL INSTITUTIONS. ANY INCREASE IN INDEBTEDNESS, NET EXPOSURE RELATED TO THE RISK OR FAILURE OF ANY COUNTERPARTIES TO PERFORM THEIR OBLIGATIONS, COULD HAVE ADVERSE EFFECTS ON US, INCLUDING UNDER OUR DEBT AGREEMENTS, AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

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

In connection with the issuance of the Cash Convertible Notes, we entered into note hedge and warrant transactions with certain financial institutions, each of which we refer to as a counterparty. The Cash Convertible Note hedge is comprised of purchased cash-settled call options that are expected to reduce our exposure to potential cash payments required to be made by us upon the cash conversion of the notes. We have also entered into respective warrant transactions with the counterparties pursuant to which we will have sold to each counterparty warrants for the purchase of shares of our common stock. Together, each of the note hedges and warrant transactions are expected to provide us with some protection against increases in our stock price over the conversion price per share. However, there is no assurance that these transactions will remain in effect at all times. Also, although we believe the counterparties are highly rated financial institutions, there are no assurances that the counterparties will be able to perform their respective obligations under the agreement we have with each of them. Any net exposure related to conversion of the notes or any failure of the counterparties to perform their obligations under the agreements we have with them could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

ITEM 6.	EXHIBITS

3.1	Amended and Restated Articles of Incorporation of the registrant, as amended to date, filed as Exhibit 3.1 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

3.2	Bylaws of the registrant, as amended to date, filed as Exhibit 3.2 to the Report on Form 10-Q for the quarter ended June 30, 2009, and incorporated herein by reference.

4.1(a)	Rights Agreement dated as of August 22, 1996, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 3, 1996, and incorporated herein by reference.

4.1(b)	Amendment to Rights Agreement dated as of November 8, 1999, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 1 to Form 8-A/A filed with the SEC on March 31, 2000, and incorporated herein by reference.

4.1(c)	Amendment No. 2 to Rights Agreement dated as of August 13, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on August 16, 2004, and incorporated herein by reference.

4.1(d)	Amendment No. 3 to Rights Agreement dated as of September 8, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 9, 2004, and incorporated herein by reference.

4.1(e)	Amendment No. 4 to Rights Agreement dated as of December 2, 2004, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 3, 2004, and incorporated herein by reference.

4.1(f)	Amendment No. 5 to Rights Agreement dated as of December 19, 2005, between the registrant and American Stock Transfer & Trust Company, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 19, 2005, and incorporated herein by reference.

4.2(a)	Indenture, dated as of July 21, 2005, between the registrant and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.2(b)	Second Supplemental Indenture, dated as of October 1, 2007, among the registrant, the Subsidiaries of the registrant listed on the signature page thereto and The Bank of New York, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

4.3	Registration Rights Agreement, dated as of July 21, 2005, among the registrant, the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Capital Markets, Inc., KeyBanc Capital Markets (a Division of McDonald Investments Inc.), PNC Capital Markets, Inc. and SunTrust Capital Markets, Inc., filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on July 27, 2005, and incorporated herein by reference.

4.4(a)	Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

4.4(b)	First Supplemental Indenture, dated November 29, 2011, by and among the registrant, Somerset Pharmaceuticals, Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated as of September 15, 2008, among the registrant, the guarantors named therein and The Bank of New York Mellon, as trustee, filed as Exhibit 4.3 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

4.5(a)	Indenture, dated as of May 19, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on May 19, 2010, and incorporated herein by reference.

4.5(b)	First Supplemental Indenture, dated November 29, 2011, by and among the registrant, Somerset Pharmaceuticals, Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated as of May 19, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon, as trustee, filed as Exhibit 4.2 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

4.6(a)	Indenture, dated as of November 24, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on November 24, 2010, and incorporated herein by reference.

4.6(b)	First Supplemental Indenture, dated November 29, 2011, by and among the registrant, Somerset Pharmaceuticals, Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated as of November 24, 2010, among the registrant, the guarantors named therein and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

4.7(a)	Indenture, dated as of March 7, 2007, among the registrant, the guarantors thereto and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on March 7, 2007, and incorporated herein by reference.

4.7(b)	First Supplemental Indenture, dated November 29, 2011, by and among the registrant, Somerset Pharmaceuticals, Inc., Dey, Inc., Dey Pharma, L.P., Dey Limited Partner, Inc., EMD, Inc., Mylan Delaware Inc., Mylan LHC Inc. and The Bank of New York Mellon, as trustee, to the Indenture, dated March 7, 2007, among the registrant, the guarantors thereto and The Bank of New York Mellon, as trustee, filed as Exhibit 4.4 to Form 8-K filed with the SEC on November 30, 2011, and incorporated herein by reference.

10.1	Receivables Purchase Agreement, dated as of February 21, 2012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuers from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

10.2	Purchase and Contribution Agreement, dated as of February 21, 2012, between Mylan Pharmaceuticals Inc., as Originator and as Servicer, and Mylan Securitization LLC, as Buyer.

10.3	Performance Guaranty, dated as of February 21, 2012, by Mylan Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

10.4(a)	Transition and Succession Agreement dated as of January 10, 2006, between the registrant and Harry Korman.

10.4(b)	Amendment No. 1 to Transition and Succession Agreement, dated as of April 3, 2006, between the registrant and Harry Korman.

10.4(c)	Amendment No. 2 to Transition and Succession Agreement, dated as of December 15, 2008, between the registrant and Harry Korman.

10.5(a)	Transition and Succession Agreement dated as of February 25, 2008, between the registrant and Anthony Mauro.

10.5(b)	Amendment No. 1 to Transition and Succession Agreement, dated as of December 15, 2008, between the registrant and Anthony Mauro.

10.5(c)	Amendment No. 2 to Transition and Succession Agreement, dated as of October 15, 2009, between the registrant and Anthony Mauro.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)

April 27, 2012

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

April 27, 2012

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting
Officer and Corporate Controller
(Principal Accounting Officer)

April 27, 2012

EXHIBIT INDEX

10.1	Receivables Purchase Agreement, dated as of February 21, 2012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuers from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.†

10.2	Purchase and Contribution Agreement, dated as of February 21, 2012, between Mylan Pharmaceuticals Inc., as Originator and as Servicer, and Mylan Securitization LLC, as Buyer.

10.3	Performance Guaranty, dated as of February 21, 2012, by Mylan Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

10.4(a)	Transition and Succession Agreement dated as of January 10, 2006, between the registrant and Harry Korman.

10.4(b)	Amendment No. 1 to Transition and Succession Agreement, dated as of April 3, 2006, between the registrant and Harry Korman.

10.4(c)	Amendment No. 2 to Transition and Succession Agreement, dated as of December 15, 2008, between the registrant and Harry Korman.

10.5(a)	Transition and Succession Agreement dated as of February 25, 2008, between the registrant and Anthony Mauro.

10.5(b)	Amendment No. 1 to Transition and Succession Agreement, dated as of December 15, 2008, between the registrant and Anthony Mauro.

10.5(c)	Amendment No. 2 to Transition and Succession Agreement, dated as of October 15, 2009, between the registrant and Anthony Mauro.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment has been requested for portions of this exhibit.