Form 10-Q
period 2012-06-30
MYLAN INC.
filed 2012-07-26
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________to___________

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	July 20, 2012
$0.50 par value	405,887,535

MYLAN INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2012

PART I — FINANCIAL INFORMATION

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Net revenues	$1,677,985	$1,570,364	$3,251,060	$3,006,873
Other revenues	13,552	3,513	32,885	15,961
Total revenues	1,691,537	1,573,877	3,283,945	3,022,834
Cost of sales	992,358	904,448	1,918,493	1,762,460
Gross profit	699,179	669,429	1,365,452	1,260,374
Operating expenses:
Research and development	94,361	72,494	175,320	147,804
Selling, general and administrative	359,216	314,220	695,985	594,215
Litigation settlements, net	(12,206)	2,244	(10,033)	26,210
Total operating expenses	441,371	388,958	861,272	768,229
Earnings from operations	257,808	280,471	504,180	492,145
Interest expense	75,666	84,654	158,075	169,064
Other income, net	7,837	7,218	2,145	10,470
Earnings before income taxes and noncontrolling interest	189,979	203,035	348,250	333,551
Income tax provision	50,843	56,049	79,687	82,020
Net earnings	139,136	146,986	268,563	251,531
Net earnings attributable to the noncontrolling interest	(586)	(540)	(934)	(910)
Net earnings attributable to Mylan Inc. common shareholders	$138,550	$146,446	$267,629	$250,621
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.33	$0.34	$0.63	$0.58
Diluted	$0.33	$0.33	$0.62	$0.56
Weighted average common shares outstanding:
Basic	420,281	433,236	423,766	435,192
Diluted	424,394	445,391	428,380	446,932
See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Earnings
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net earnings	$139,136	$146,986	$268,563	$251,531
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(218,222)	116,123	(116,784)	279,929
Change in unrecognized (loss) gain and prior service cost related to post-retirement plans	(9)	513	(19)	522
Net unrecognized (loss) gain on derivatives	(34,806)	(1,181)	(12,160)	3,469
Net unrealized gain (loss) on marketable securities	88	237	(80)	(131)
Other comprehensive (loss) earnings, before tax	(252,949)	115,692	(129,043)	283,789
Income tax related to items of other comprehensive (loss) earnings	(11,198)	(154)	(4,008)	1,406
Other comprehensive (loss) earnings, net of tax	(241,751)	115,846	(125,035)	282,383
Comprehensive (loss) earnings	(102,615)	262,832	143,528	533,914
Comprehensive earnings attributable to the noncontrolling interest	(586)	(540)	(934)	(910)
Comprehensive (loss) earnings attributable to Mylan Inc. common shareholders	$(103,201)	$262,292	$142,594	$533,004
See Notes to Condensed Consolidated Financial Statements

 MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Assets
Current assets:
Cash and cash equivalents	$314,330	$375,056
Restricted cash	1,413	9,274
Marketable securities	32,240	30,686
Accounts receivable, net	1,526,315	1,426,438
Inventories	1,473,360	1,396,742
Deferred income tax benefit	195,743	202,899
Prepaid expenses and other current assets	208,526	127,749
Total current assets	3,751,927	3,568,844
Property, plant and equipment, net	1,298,587	1,298,034
Intangible assets, net	2,491,377	2,630,747
Goodwill	3,467,924	3,517,935
Deferred income tax benefit	84,065	39,376
Other assets	508,091	543,207
Total assets	$11,601,971	$11,598,143

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$678,451	$703,235
Short-term borrowings	406,130	128,054
Income taxes payable	57,740	42,880
Current portion of long-term debt and other long-term obligations	98,379	691,614
Deferred income tax liability	1,132	1,215
Other current liabilities	922,180	996,158
Total current liabilities	2,164,012	2,563,156
Long-term debt	5,165,931	4,479,080
Contingent consideration	393,339	376,110
Other long-term obligations	385,767	366,100
Deferred income tax liability	293,801	308,915
Total liabilities	8,402,850	8,093,361
Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 532,294,070 and 530,315,453 as of June 30, 2012 and December 31, 2011	266,147	265,158
Additional paid-in capital	3,834,631	3,795,373
Retained earnings	1,688,149	1,420,520
Accumulated other comprehensive loss	(212,874)	(87,839)
	5,576,053	5,393,212
Noncontrolling interest	13,932	13,007
Less: treasury stock — at cost
Shares: 126,455,343 and 103,637,016 as of June 30, 2012 and December 31, 2011	2,390,864	1,901,437
Total equity	3,199,121	3,504,782
Total liabilities and equity	$11,601,971	$11,598,143
See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$268,563	$251,531
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	250,956	244,877
Stock-based compensation expense	22,435	21,198
Change in estimated sales allowances	180,391	38,861
Deferred income tax benefit	(57,076)	(54,005)
Other non-cash items	118,935	33,593
Litigation settlements, net	(10,033)	26,210
Changes in operating assets and liabilities:
Accounts receivable	(288,011)	(300,200)
Inventories	(109,639)	(139,998)
Trade accounts payable	(8,975)	55,559
Income taxes	(32,837)	81,301
Deferred revenue	(14,645)	—
Other operating assets and liabilities, net	(127,426)	(115,581)
Net cash provided by operating activities	192,638	143,346
Cash flows from investing activities:
Capital expenditures	(98,918)	(111,413)
Purchase of marketable securities	(7,957)	(2,890)
Proceeds from sale of marketable securities	6,568	571
Other items, net	(62,622)	2,132
Net cash used in investing activities	(162,929)	(111,600)
Cash flows from financing activities:
Purchase of common stock	(499,953)	(349,998)
Change in short-term borrowings, net	283,108	4,924
Proceeds from issuance of long-term debt	835,000	—
Payment of long-term debt	(732,549)	(2,466)
Proceeds from exercise of stock options	27,676	61,166
Other items, net	4,335	4,020
Net cash used in financing activities	(82,383)	(282,354)
Effect on cash of changes in exchange rates	(8,052)	23,495
Net decrease in cash and cash equivalents	(60,726)	(227,113)
Cash and cash equivalents — beginning of period	375,056	662,052
Cash and cash equivalents — end of period	$314,330	$434,939
See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
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
The interim results of operations for the three and six months ended and the interim cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period. The estimated annual effective tax rate for 2012 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2012 U.S. tax liabilities.

2.	Revenue Recognition and Accounts Receivable
Mylan recognizes net revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the six months ended June 30, 2012. Such allowances were $928.8 million and $763.0 million at June 30, 2012 and December 31, 2011. Other current liabilities include $160.0 million and $147.9 million at June 30, 2012 and December 31, 2011, for certain sales allowances and other adjustments that are paid to indirect customers.
In February 2012, Mylan Pharmaceuticals Inc. (“MPI”) entered into a receivable securitization facility (the “Receivables Facility”) of up to $300.0 million (which was subsequently expanded to $400.0 million in July 2012). Pursuant to the terms of the Receivables Facility, MPI transfers certain of its domestic receivables, on an ongoing basis, to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned bankruptcy remote subsidiary. In turn, from time to time, Mylan Securitization sells its interests in such receivables, related assets and collections to certain conduit purchasers, committed purchasers and letter of credit issuers in exchange for cash or letters of credit. Mylan Securitization maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold. At June 30, 2012, there were $300.0 million of short-term borrowings outstanding under the Receivables Facility, which are recorded as a secured loan and included in short-term borrowings in the Condensed Consolidated Balance Sheets. The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $688.7 million of securitized accounts receivable at June 30, 2012.
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The total purchase consideration was $348 million. This amount consisted of an initial cash payment of $22 million, approximately $4 million in assumed liabilities, and $322 million of contingent consideration. Pfizer is eligible to receive milestone payments, which are contingent upon future product development achievements including regulatory approvals, market launches, sales targets and profitability. The $322 million of contingent consideration at the acquisition date represents the net present value of expected milestone and profit sharing payments. The purchase price allocation, including the valuation of the contingent payment elements of the purchase price, resulted in in-process research and development (“IPR&D”) of $338 million, fixed assets of $8 million and goodwill of $2 million. The impact on our results of operations since the acquisition date was not material.
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
Mylan’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 55,300,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Stock option awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three years to four years, and generally expire in ten years. In the 2003 Plan, no more than 8,000,000 shares may be issued as restricted shares, restricted units, performance shares and other stock-based awards.
Upon approval of the 2003 Plan, no further grants of stock options have been made under any other plan. However, there are stock options outstanding from frozen or expired plans and other plans assumed through acquisitions.
The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2011	23,599,256	$17.42
Options granted	2,457,343	22.94
Options exercised	(1,978,618)	13.99
Options forfeited	(369,908)	19.68
Outstanding at June 30, 2012	23,708,073	$18.24
Vested and expected to vest at June 30, 2012	22,629,289	$18.12
Options exercisable at June 30, 2012	16,027,140	$16.83
As of June 30, 2012, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.05 years, 5.93 years and 4.77 years, respectively. Also at June 30, 2012, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $85.0 million, $83.3 million and $75.5 million, respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of June 30, 2012 and the changes during the six months ended June 30, 2012 is presented below:

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2011	2,520,487	$20.16
Granted	926,512	23.28
Released	(788,398)	16.18
Forfeited	(59,020)	22.33
Nonvested at June 30, 2012	2,599,581	$22.44
As of June 30, 2012, the Company had $63.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.75 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the six months ended June 30, 2012 and June 30, 2011 was $34.9 million and $56.2 million.

5.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In thousands)	June 30, 2012	December 31, 2011
Inventories:
Raw materials	$414,577	$370,423
Work in process	235,477	253,492
Finished goods	823,306	772,827
	$1,473,360	$1,396,742
Property, plant and equipment:
Land and improvements	$71,401	$72,945
Buildings and improvements	675,971	676,028
Machinery and equipment	1,337,312	1,358,163
Construction in progress	267,257	263,948
	2,351,941	2,371,084
Less accumulated depreciation	1,053,354	1,073,050
	$1,298,587	$1,298,034
Other current liabilities:
Legal and professional accruals, including litigation reserves	$141,482	$232,670
Payroll and employee benefit plan accruals	193,774	221,458
Accrued sales allowances	160,042	147,938
Accrued interest	73,711	74,754
Fair value of financial instruments	72,202	69,493
Other	280,969	249,845
	$922,180	$996,158

6.	Earnings per Common Share attributable to Mylan Inc.
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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
The average market value of the Company’s shares did not exceed the exercise price of the New Warrants during the three and six months ended June 30, 2012. For the three and six months ended June 30, 2012, the average market value of the Company’s shares exceeded the exercise price of the Old Warrants, and as a result, the Company has included 0.2 million and 0.2 million shares, respectively, in the calculation of diluted earnings per share. For the three and six months ended June 30, 2011, the average market value of the Company's shares exceeded the exercise price of the Old Warrants, and as a result, the Company has included 6.5 million and 5.9 million shares, respectively, in the calculation of diluted earnings per share.
On May 10, 2012, the Company announced that its Board of Directors had approved the repurchase of up to $500.0 million of the Company's common stock in the open market. As of June 30, 2012, the repurchase program was completed with approximately 23.4 million shares of common stock being repurchased for approximately $500.0 million.
Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$138,550	$146,446	$267,629	$250,621
Shares (denominator):
Weighted average common shares outstanding	420,281	433,236	423,766	435,192
Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.33	$0.34	$0.63	$0.58
Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$138,550	$146,446	$267,629	$250,621
Shares (denominator):
Weighted average common shares outstanding	420,281	433,236	423,766	435,192
Stock-based awards and warrants	4,113	12,155	4,614	11,740
Total dilutive shares outstanding	424,394	445,391	428,380	446,932
Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.33	$0.33	$0.62	$0.56

Additional stock options or restricted stock awards were outstanding during the periods ended June 30, 2012 and June 30, 2011 but were not included in the computation of diluted earnings per share for each respective period, because the effect

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 8.2 million and 7.4 million shares for the three and six months ended June 30, 2012, respectively, and 4.9 million and 4.0 million shares for the three and six months ended June 30, 2011, respectively.

7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

(In thousands)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2011:
Goodwill	$3,196,428	$706,507	$3,902,935
Accumulated impairment losses	—	(385,000)	(385,000)
	3,196,428	321,507	3,517,935
Foreign currency translation	(50,011)	—	(50,011)
	3,146,417	321,507	3,467,924
Balance at June 30, 2012:
Goodwill	3,146,417	706,507	3,852,924
Accumulated impairment losses	—	(385,000)	(385,000)
	$3,146,417	$321,507	$3,467,924

Intangible assets consist of the following components:

(In thousands)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2012
Amortized intangible assets:
Patents and technologies	20	$116,631	$85,551	$31,080
Product rights and licenses	10	3,424,613	1,548,888	1,875,725
Other (1)	8	180,801	50,858	129,943
		3,722,045	1,685,297	2,036,748
IPR&D		454,629	—	454,629
		$4,176,674	$1,685,297	$2,491,377
December 31, 2011
Amortized intangible assets:
Patents and technologies	20	$116,631	$82,815	$33,816
Product rights and licenses	10	3,364,263	1,418,492	1,945,771
Other (1)	8	200,663	45,604	155,059
		3,681,557	1,546,911	2,134,646
IPR&D		496,101	—	496,101
		$4,177,658	$1,546,911	$2,630,747
____________

(1)	Other intangible assets consist principally of customer lists and contracts.
Amortization expense, which is classified primarily within cost of sales on Mylan’s Condensed Consolidated Statements of Operations, for the six months ended June 30, 2012 and June 30, 2011 was $175.0 million and $170.7 million, respectively, and is expected to be approximately $171 million for the remainder of 2012 and $338 million, $331 million, $308 million and $241 million for the years ended December 31, 2013 through 2016, respectively.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Indefinite-lived intangibles, such as the Company’s IPR&D assets, are tested at least annually for impairment, but may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.
During the six months ended June 30, 2012, approximately $33.0 million was reclassified from acquired IPR&D to product rights and licenses. Also during the six months ended June 30, 2012, the Company paid approximately $70.0 million to acquire products rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals.

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
In December 2011, the Company executed $500.0 million of notional interest rate swaps in order to fix the interest rate on a portion of its variable rate U.S. Term Loans under its senior credit agreement (the “Senior Credit Agreement”). In January 2012, the Company executed a further $350.0 million of notional interest rate swaps in order to fix the interest rate on an additional portion of its variable rate U.S. Term Loans under the Senior Credit Agreement. In June 2012, the Company executed an additional $750.0 million of forward starting swaps to extend the existing swaps to maturities ranging from March 2016 to November 2016. All of these interest rate swaps are designated as cash flow hedges of the variability of interest expense related to the Company’s variable rate debt. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. The total notional amount of the Company’s effective interest rate swaps on floating-rate debt was $850.0 million and $500.0 million as of June 30, 2012 and December 31, 2011, respectively.
In January 2011, the Company entered into interest rate swaps which convert $500.0 million of the Company’s fixed-rate 6.0% Senior Notes due 2018 (the “2018 Senior Notes”) to a variable rate. These interest rate swaps are designated as fair value hedges, are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. The change in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. As of June 30, 2012, the total notional amount of the Company’s interest rate swaps on fixed-rate debt was $500.0 million.
Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts, which are in a net asset position at June 30, 2012, is $32.5 million. The Company is not subject to any obligations to post collateral under derivative instrument contracts.
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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
At June 30, 2012, the convertible note hedge had a total fair value of $426.1 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.
The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$36,848	Prepaid expenses and other current assets	$29,773
Total		$36,848		$29,773

	Liability Derivatives
	June 30, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$4,386	Other current liabilities	$658
Foreign currency forward contracts	Other current liabilities	63,055	Other current liabilities	57,075
Total		$67,441		$57,733

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$4,132	Prepaid expenses and other current assets	$3,802
Purchased cash convertible note hedge	Other assets	426,100	Other assets	460,000
Total		$430,232		$463,802

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Liability Derivatives
	June 30, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$4,761	Other current liabilities	$11,760
Cash conversion feature of Cash Convertible Notes	Long-term debt	426,100	Long-term debt	460,000
Total		$430,861		$471,760

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011
Interest Rate Swaps	Interest Expense	$1,564	$11,123	$13,459	$4,795
Total		$1,564	$11,123	$13,459	$4,795

	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedging Items
(In thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011
2018 Senior Notes	Interest Expense	$1,751	$(11,123)	$(7,074)	$(4,795)
Total		$1,751	$(11,123)	$(7,074)	$(4,795)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Foreign currency forward contracts	$(35,453)	$301	$(23,992)	$1,689
Interest rate swaps	(1,027)	568	(2,351)	2,889
Total	$(36,480)	$869	$(26,343)	$4,578

	Location of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands)		2012	2011	2012	2011
Foreign currency forward contracts	Net revenues	$(13,041)	$1,622	$(18,295)	$2,367
Interest rate swaps	Interest expense	(645)	(407)	(1,019)	(2,189)
Total		$(13,686)	$1,215	$(19,314)	$178

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands)		2012	2011	2012	2011
Foreign currency forward contracts	Other income, net	$15,360	$5,054	$21,071	$5,088
Total		$15,360	$5,054	$21,071	$5,088

At June 30, 2012, the Company expects that approximately $53.0 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2012	2011	2012	2011
Foreign currency borrowings	$—	$(13,577)	$—	$(47,296)
Total	$—	$(13,577)	$—	$(47,296)
There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the six months ended June 30, 2012 or 2011. The Euro-denominated borrowings that had been designated as a hedge of the net investments in certain Euro functional currency subsidiaries were repaid in November 2011.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands)		2012	2011	2012	2011
Foreign currency forward contracts	Other income, net	$(13,912)	$2,682	$(8,657)	$14,144
Cash conversion feature of Cash Convertible Notes	Other income, net	85,500	(59,700)	33,900	(109,000)
Purchased cash convertible note hedge	Other income, net	(85,500)	59,700	(33,900)	109,000
Total		$(13,912)	$2,682	$(8,657)	$14,144
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.
Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$75,297	$—	$—	$75,297
Total cash equivalents	75,297	—	—	75,297
Trading securities:
Equity securities — exchange traded funds	9,572	—	—	9,572
Total trading securities	9,572	—	—	9,572
Available-for-sale fixed income investments:
U.S. Treasuries	—	11,505	—	11,505
Corporate bonds	—	7,283	—	7,283
Agency mortgage-backed securities	—	1,291	—	1,291
Other	—	2,538	—	2,538
Total available-for-sale fixed income investments	—	22,617	—	22,617
Available-for-sale equity securities:
Biosciences industry	51	—	—	51
Total available-for-sale equity securities	51	—	—	51
Foreign exchange derivative assets	—	4,132	—	4,132
Interest rate swap derivative assets	—	36,848	—	36,848
Purchased cash convertible note hedge	—	426,100	—	426,100
Total assets at fair value (1)	$84,920	$489,697	$—	$574,617
Financial Liabilities:
Foreign exchange derivative liabilities	$—	$67,816	$—	$67,816
Interest rate swap derivative liabilities	—	4,386	—	4,386
Cash conversion feature of Cash Convertible Notes	—	426,100	—	426,100
Contingent consideration	—	—	393,339	393,339
Total liabilities at fair value (1)	$—	$498,302	$393,339	$891,641

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$152,331	$—	$—	$152,331
Total cash equivalents	152,331	—	—	152,331
Trading securities:
Equity securities — exchange traded funds	6,760	—	—	6,760
Total trading securities	6,760	—	—	6,760
Available-for-sale fixed income investments:
U.S. Treasuries	—	1,519	—	1,519
Corporate bonds	—	7,192	—	7,192
Agency mortgage-backed securities	—	12,346	—	12,346
Other	—	2,697	—	2,697
Total available-for-sale fixed income investments	—	23,754	—	23,754
Available-for-sale equity securities:
Biosciences industry	172	—	—	172
Total available-for-sale equity securities	172	—	—	172
Foreign exchange derivative assets	—	3,802	—	3,802
Interest rate swap derivative assets	—	29,773	—	29,773
Purchased cash convertible note hedge	—	460,000	—	460,000
Total assets at fair value (1)	$159,263	$517,329	$—	$676,592
Financial Liabilities:
Foreign exchange derivative liabilities	$—	$68,835	$—	$68,835
Interest rate swap derivative liabilities	—	658	—	658
Cash conversion feature of Cash Convertible Notes	—	460,000	—	460,000
Contingent consideration	—	—	376,110	376,110
Total liabilities at fair value (1)	$—	$529,493	$376,110	$905,603
____________

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

•
Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2012 that would reduce the receivable amount owed, if any, to the Company.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2012 that would reduce the receivable amount owed, if any, to the Company.

•
Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2012 that would reduce the receivable amount owed, if any, to the Company.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the Respiratory Delivery Platform and other acquisitions made during 2011. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at June 30, 2012 and December 31, 2011. Discount rates ranging from 3.3% to 10.4% were utilized in the valuation and represent the present value of the estimated future net cash flows using a market rate of return at June 30, 2012. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. To reflect a change in fair value measurement of contingent consideration during the six months ended June 30, 2012, a net adjustment of approximately $1.5 million was recorded, to increase the liability. For the three and six months ended June 30, 2012, accretion of $7.5 million and $15.7 million, respectively, was recorded in interest expense in the Condensed Consolidated Statements of Operations.
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
Under the Purchase and Contribution Agreement, MPI will sell, on an ongoing basis, certain accounts receivable and the right to the collections on those accounts receivable to Mylan Securitization. Once sold to Mylan Securitization, the accounts receivable and rights to collection described above will be separate and distinct from MPI’s own assets and will not be available to MPI’s creditors should MPI become insolvent. The servicing, administration and collection of the accounts receivable will be conducted by MPI, as servicer. Under the terms of the Receivables Purchase Agreement, Mylan Securitization may, from time to time, obtain up to $300 million (in the form of cash or letters of credit for the benefit of MPI) from the Purchasers through the sale of its interest in such receivables and collections. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to a maximum of $500 million. In July 2012, the size of the accounts receivable securitization facility was increased to $400 million. Purchases under the Receivables Purchase Agreement will be repaid as accounts receivable are collected, with new purchases being advanced as new accounts receivable are originated by MPI and sold to Mylan Securitization, with settlement occurring monthly. Mylan Securitization has the option to reduce the commitments under the Receivables Purchase Agreement. Mylan Securitization’s assets have been pledged to the Agent in support of its obligations under the Receivables Purchase Agreement. Any amounts outstanding under the facility will be recorded as a secured loan and the receivables underlying any borrowings will continue to be included in accounts receivable, net, in the Condensed Consolidated Balance Sheets of the Company. The accounts receivable securitization facility has a term of three years.
The Receivables Purchase Agreement contains various customary affirmative and negative covenants and also contains customary default and termination provisions, which provide for acceleration of amounts owed under the Receivables Purchase Agreement upon the occurrence of certain specified events, including, but not limited to, failure by Mylan Securitization to pay

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

interest and other amounts due, defaults on certain indebtedness, certain judgments, change in control, certain events negatively affecting the overall credit quality of transferred accounts receivable, bankruptcy and insolvency events.
As of June 30, 2012, the Condensed Consolidated Balance Sheets include $688.7 million of accounts receivable balances legally sold to Mylan Securitization, as well as $300.0 million of short-term borrowings. The interest rate on borrowings under this facility was approximately 1.01% at June 30, 2012.
Mylan Securitization holds trade accounts receivable whose cash flows are the primary source of repayment for its liabilities. Investors only have recourse to the assets held by Mylan Securitization. The Company is involved in these arrangements to the extent that it originates the accounts receivable and provides servicing activities.

Long-Term Debt
A summary of long-term debt is as follows:

(In thousands)	June 30, 2012	December 31, 2011
U.S. Term Loans	$1,203,125	$1,250,000
Revolving Facility	750,000	—
Cash Convertible Notes	914,556	937,160
Senior Convertible Notes	—	593,983
2017 Senior Notes	550,000	550,000
2018 Senior Notes	826,500	818,774
2020 Senior Notes	1,014,020	1,014,643
Other	2,828	3,666
	5,261,029	5,168,226
Less: Current portion	95,098	689,146
Total long-term debt	$5,165,931	$4,479,080
Senior Credit Facilities
In November 2011, the Company entered into a Senior Credit Agreement with a syndication of banks, which provided $1.25 billion in U.S. Term Loans (the “U.S. Term Loans”) and contains a $1.25 billion revolving facility (the “Revolving Facility,” and together with the U.S. Term Loans, the “Senior Credit Facilities”). Amortization payments due in the first and second quarters of 2012 under the Senior Credit Agreement on the U.S. Term Loans were paid in March 2012 and June 2012, in the amount of $23.4 million for each quarter. At June 30, 2012, the Company had $750.0 million outstanding under the Revolving Facility. The interest rate on the Revolving Facility at June 30, 2012 was 1.85%.
Cash Convertible Notes
At June 30, 2012, the $914.6 million outstanding consists of $488.5 million of Cash Convertible Notes debt ($575.0 million face amount, net of $86.5 million discount) and the bifurcated conversion feature with a fair value of $426.1 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheets at June 30, 2012. The Cash Convertible Notes will mature on September 15, 2015, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by the market price of the Company’s common stock, specified distributions to common shareholders, a fundamental change, and certain time periods specified in the purchase agreement. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $426.1 million within other assets in the Condensed Consolidated Balance Sheets at June 30, 2012. At December 31, 2011, the $937.2 million outstanding consists of $477.2 million of debt ($575.0 million face amount, net of $97.8 million discount) and the bifurcated conversion feature with a fair value of $460.0 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheets. The purchased call options are assets recorded at their fair value of $460.0 million within other assets in the Condensed Consolidated Balance Sheets at December 31, 2011.
As of June 30, 2012, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the June 30, 2012 period, was more than 130% of the applicable conversion reference price of $13.32 at June 30, 2012, the $575.0 million of Cash Convertible Notes are currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
Senior Convertible Notes
In March 2012, $600.0 million of Senior Convertible Notes was repaid at maturity. At December 31, 2011, the $594.0 million of debt is net of a $6.0 million discount.
Senior Notes
The Company has entered into interest rate swaps that convert $500.0 million of 2018 Senior Notes principal debt to a variable rate. The variable rate is 3.43% at June 30, 2012. At June 30, 2012, the $826.5 million of 2018 Senior Notes debt is net of a $10.3 million discount and includes a fair value adjustment of $36.8 million associated with the interest rate swaps. At December 31, 2011, the $818.8 million of debt is net of an $11.0 million discount and includes a fair value adjustment of $29.8 million.
At June 30, 2012, the $1.01 billion of 2020 Senior Notes debt includes a $14.0 million premium. At December 31, 2011, the $1.01 billion of debt includes a $14.6 million premium.
Details of the interest rates in effect at June 30, 2012 and December 31, 2011 on the outstanding borrowings under the U.S. Term Loans are in the table below:

	June 30, 2012
	Outstanding	Basis	Rate
	(In thousands)
U.S. Term Loans:
Swapped to Fixed Rate - January 2014 (1)	$500,000	Fixed	2.60%
Swapped to Fixed Rate - March 2014 (1)	350,000	Fixed	2.45%
Floating Rate	353,125	LIBOR + 2.00%	2.24%
Total U.S. Term Loans	$1,203,125

	December 31, 2011
	Outstanding	Basis	Rate
	(In thousands)
U.S. Term Loans	$1,250,000	LIBOR + 2.00%	2.34%
____________

(1)
Effective January 2012, $500 million of the U.S. Term Loans have been swapped to a fixed rate of 0.60% plus the specified spread under the Senior Credit Agreement (currently 200 basis points), through January 2014. Effective March 2012, an additional $350 million of the U.S. Term Loans have been swapped to a fixed rate of 0.45% plus the specified spread under the Senior Credit Agreement (currently 200 basis points), through March 2014. Effective June 2012, $750 million of the currently effective swaps have been extended to maturities ranging from March 2016 to November 2016, thereby fixing a rate of 0.91% plus the specified spread (currently 200 basis points) on the underlying U.S. Term Loans, for the extension period. These swaps have been designated as cash flow hedges of the variability in interest expense related to our variable rate debt.

At June 30, 2012, the fair value of the Senior Notes was approximately $2.61 billion, and at December 31, 2011, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.15 billion. At June 30, 2012 and December 31, 2011, the fair value of the Cash Convertible Notes was approximately $987.9 million and $1.00 billion. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at June 30, 2012, at notional amounts, are as follows for each of the periods ending December 31:

(In thousands)	U.S. Term Loans	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Revolving Facility	Total
2012	$46,875	$—	$—	$—	$—	$—	$46,875
2013	93,750	—	—	—	—	—	93,750
2014	125,000	—	—	—	—	—	125,000
2015	187,500	575,000	—	—	—	—	762,500
2016	750,000	—	—	—	—	750,000	1,500,000
Thereafter	—	—	550,000	800,000	1,000,000	—	2,350,000
Total	$1,203,125	$575,000	$550,000	$800,000	$1,000,000	$750,000	$4,878,125

10.	Comprehensive Earnings
Components of other comprehensive earnings, before tax, consist of the following:

	Three Months Ended June 30,
(In thousands)	2012	2011
Defined benefit pension plans:
Unrecognized gain (loss) and prior service cost arising during the period	$—	$—
Less: Amortization of prior service cost (gain) included in net earnings	9	(513)
Net change in unrecognized (loss) gain and prior service cost related to post-retirement plans	$(9)	$513

Derivatives in cash flow hedging relationships:
Amount of (loss) gain recognized in AOCE on derivatives (effective portion)	$(48,492)	$34
Less: Reclassification of (loss) gain from AOCE into earnings (effective portion)	(13,686)	1,215
Net unrecognized loss on derivatives	$(34,806)	$(1,181)

Net unrealized gain on marketable securities:
Unrealized gain on marketable securities	$92	$241
Less: Reclassification for gain included in net earnings	4	4
Net unrealized gain on marketable securities	$88	$237

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30,
(In thousands)	2012	2011
Defined benefit pension plans:
Unrecognized gain (loss) and prior service cost arising during the period	$—	$—
Less: Amortization of prior service cost (gain) included in net earnings	19	(522)
Net change in unrecognized (loss) gain and prior service cost related to post-retirement plans	$(19)	$522

Derivatives in cash flow hedging relationships:
Amount of (loss) gain recognized in AOCE on derivatives (effective portion)	$(31,474)	$3,647
Less: Reclassification of (loss) gain from AOCE into earnings (effective portion)	(19,314)	178
Net unrecognized (loss) gain on derivatives	$(12,160)	$3,469

Net unrealized loss on marketable securities:
Unrealized loss on marketable securities	$(51)	$(127)
Less: Reclassification for gain included in net earnings	29	4
Net unrealized loss on marketable securities	$(80)	$(131)

Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In thousands)	June 30, 2012	December 31, 2011
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$1,028	$1,080
Net unrecognized losses and prior service costs related to post-retirement plans, net of tax	(5,992)	(5,840)
Net unrecognized losses on derivatives, net of tax	(51,766)	(43,719)
Foreign currency translation adjustment	(156,144)	(39,360)
	$(212,874)	$(87,839)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

11.	Shareholder's Equity
A summary of the change in shareholders’ equity for the six months ended June 30, 2012 and 2011 is as follows:

(In thousands)	Total Mylan Inc. Shareholders’ Equity	Noncontrolling Interest	Total
December 31, 2011	$3,491,775	$13,007	$3,504,782
Net earnings	267,629	934	268,563
Other comprehensive loss	(125,035)	—	(125,035)
Common stock share repurchase	(499,953)	—	(499,953)
Stock option activity	27,676	—	27,676
Stock compensation expense	22,435	—	22,435
Issuance of restricted stock, net of shares withheld	(4,991)	—	(4,991)
Purchase of subsidiary shares from noncontrolling interest	(9)	(25)	(34)
Tax benefit of stock option plans	5,662	—	5,662
Other	—	16	16
June 30, 2012	$3,185,189	$13,932	$3,199,121

December 31, 2010	$3,601,879	$13,522	$3,615,401
Net earnings	250,621	910	251,531
Other comprehensive earnings	282,383	—	282,383
Common stock share repurchase	(349,998)	—	(349,998)
Stock option activity	61,166	—	61,166
Stock compensation expense	21,198	—	21,198
Issuance of restricted stock, net of shares withheld	(4,991)	—	(4,991)
Purchase of subsidiary shares from noncontrolling interest	(2,607)	(2,385)	(4,992)
Tax benefit of stock option plans	9,118	—	9,118
Other	—	169	169
June 30, 2011	$3,868,769	$12,216	$3,880,985

12.	Segment Information
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

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

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
Three Months Ended June 30, 2012
Total revenues
Third party	$1,489,098	$198,716	$3,723	$1,691,537
Intersegment	388	9,093	(9,481)	—
Total	$1,489,486	$207,809	$(5,758)	$1,691,537

Segment profitability	$413,578	$62,969	$(218,739)	$257,808

Six Months Ended June 30, 2012
Total revenues
Third party	$2,910,448	$361,022	$12,475	$3,283,945
Intersegment	743	23,672	(24,415)	—
Total	$2,911,191	$384,694	$(11,940)	$3,283,945

Segment profitability	$832,023	$116,646	$(444,489)	$504,180

Three Months Ended June 30, 2011
Total revenues
Third party	$1,441,433	$132,444	$—	$1,573,877
Intersegment	405	17,449	(17,854)	—
Total	$1,441,838	$149,893	$(17,854)	$1,573,877

Segment profitability	$431,617	$46,852	$(197,998)	$280,471

Six Months Ended June 30, 2011
Total revenues
Third party	$2,791,904	$230,930	$—	$3,022,834
Intersegment	802	34,284	(35,086)	—
Total	$2,792,706	$265,214	$(35,086)	$3,022,834

Segment profitability	$820,539	$77,644	$(406,038)	$492,145
____________

(1)
Includes certain corporate general and administrative and research and development expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments. Additionally, included in the Corporate/Other segment for the three and six months ended June 30, 2012 are the operating results of the Company’s clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the IRC.

13.	Contingencies
Legal Proceedings
The Company is involved in various disputes, governmental and/or regulatory inquiries and proceedings and litigation matters that arise from time to time, some of which are described below. The Company is also party to certain litigation matters for which Merck KGaA has agreed to indemnify the Company, pursuant to the agreement by which Mylan acquired the former Merck Generics business.
While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. It is possible that an unfavorable resolution of any of the matters described below, or the inability or denial of Merck KGaA, another indemnitor or an insurer to pay an indemnified claim, could have a material effect on the Company’s financial position, results of operations and cash flows. Unless otherwise disclosed below, the Company is unable to predict the outcome of the respective litigation or to provide an estimate of the range of reasonably possible losses. Legal costs are recorded as incurred and are classified in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations.
Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, Mylan Pharmaceuticals Inc. (“MPI”), and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case is now proceeding before the District Court where motion practice is currently pending. Plaintiffs have sought to voluntarily dismiss self-funded customers whose presence destroys the District Court's diversity jurisdiction, and have moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. In connection with the Company’s appeal of the judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. On May 30, 2012, the District Court ordered the amount of the surety bond reduced to $66.6 million to reflect the approximate remittitur amount requested by the plaintiffs.
Pricing and Medicaid Litigation
Beginning in September 2003, Mylan, MPI and/or Mylan Institutional Inc. (formerly known as UDL Laboratories, Inc. and "MII"), together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or MII have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Mylan and its subsidiaries have denied liability and are defending each of these actions vigorously.
In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, MII and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and MII were added as parties in February 2001. The claims against Mylan, MPI, MII and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and MII in the various pending pricing litigations. In addition, Mylan has reached settlements of the Alabama, Alaska, California (including the “federal share”), Florida, Hawaii, Idaho, Iowa, Kansas, Kentucky, Massachusetts, Mississippi, New York state and county, South Carolina, and Utah state actions. The Company has also reached agreements in principle to settle the Louisiana and Oklahoma actions, which settlements are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and is vigorously defending itself in those actions. The Company had accrued approximately $115.0 million at December 31, 2011. As a result of settlement payments of approximately $82.0 million and additional accruals of approximately $20.0 million during the six months ended June 30, 2012, the Company has a remaining accrual of approximately $55.0 million at June 30, 2012. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.
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
Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for these claims and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Condensed Consolidated Statements of Operations. At June 30, 2012, the Company has accrued approximately $67.9 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.
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
FTC Minocycline Inquiry
On May 1, 2012, the FTC issued a civil investigative demand to Mylan pertaining to an investigation being conducted to determine whether Medicis Pharmaceutical Corporation, Mylan, and/or other generic companies engaged in unfair methods of competition with regard to Medicis' branded Solodyn products and generic Solodyn products, as well as the 2010 settlement of Medicis' patent infringement claims against Mylan and Matrix Laboratories Ltd. (n/k/a Mylan Laboratories Ltd). Mylan is cooperating with the FTC and is in the process of responding to the requests for information.
Digitek® Recall
On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (Digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and MII. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. While the Company is unable to estimate total potential costs with any degree of certainty, such costs could be significant. Following the recall, approximately 1,000 lawsuits were filed against Mylan, MII and Actavis. Most of these cases were transferred to the multi-district litigation proceedings pending in the U.S. District Court for the Southern District of West Virginia for pretrial proceedings. The remaining cases are being litigated in the state courts in which they were filed. Actavis has reached settlements in principle with the plaintiffs in a majority of the claims and lawsuits. Mylan and MII did not contribute monetarily to the settlements, but were dismissed with prejudice from any settled cases. Any lawsuits in which the plaintiffs chose to opt out of the settlement continue to be litigated. As of July 11, 2012, approximately four plaintiffs who opted out of the settlement continue to pursue claims. An adverse outcome in these lawsuits or the inability or denial of Actavis to pay on an indemnified claim could have a materially negative impact on the Company’s financial position, results of operations or cash flows, although the range of reasonably possible loss cannot be estimated.
EU Commission Proceedings
On or around July 8, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited), and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. Mylan Laboratories Limited is cooperating with the EU Commission in connection with the investigation. Mylan Laboratories Limited, Mylan S.A.S. and Generics [U.K.] Ltd. have received requests for information from the EU Commission in connection with this matter, and have responded and are cooperating with the Commission in this investigation. The EU Commission has indicated publicly that it intends to take further steps in connection with its investigation.
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
On March 19, 2010, Mylan and Generics [U.K.] Ltd. received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. Mylan and Generics [U.K.] Ltd. have responded to requests for information from the EU Commission in connection with any agreements between Lundbeck and Generics [U.K.] Ltd. concerning Citalopram. Both companies have cooperated with the EU Commission. A Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy on July 25, 2012. Generics [U.K.] Limited intends to respond to the Statement of Objections and vigorously defend itself against the allegations contained therein.
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
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its fentanyl transdermal system, phenytoin and Amnesteem®. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. During 2010, the Company accrued $41.0 million in connection with certain settlements and certain remaining claims. The Company has paid approximately $18.2 million during the six months ended June 30, 2012 and approximately $15.0 million during the year ended December 31, 2011.
There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.
Intellectual Property
On February 10, 2012, a jury verdict was rendered in a patent infringement lawsuit filed in the United States District Court for the District of Delaware by Sunovion Pharmaceuticals Inc. (f/k/a Sepracor Inc.) against Mylan Inc., MPI, Dey Inc. and Dey Pharma, L.P. (n/k/a Mylan Specialty L.P.) in relation to Dey’s abbreviated new drug application for levalbuterol hydrochloride (HCl) inhalation solution. The jury awarded $18.0 million in monetary damages for lost profits and royalties, which had been accrued by the Company in 2011. The jury also found that Dey willfully infringed the subject patents. On May 29, 2012, the Company announced that Mylan Specialty L.P. had entered into a settlement agreement with Sunovion Pharmaceuticals Inc. resolving the parties' patent litigation. According to the terms of the settlement, Mylan Specialty is licensed to continue sales of its concentrate product and will have a royalty-bearing license to sell its non-concentrate product upon receiving final approval from the U.S. Food and Drug Administration. The settlement also releases Mylan from payment of the $18.0 million jury damage award to Sunovion. During the three months ended June 30, 2012, the Company has reversed the previously established accrual. Pursuant to the agreement, pending litigation has been dismissed.
On April 16, 2012, the Federal Circuit reversed and vacated a judgment of invalidity by the United States District Court for the District of Delaware in a patent infringement lawsuit by Eurand, Inc. (n/k/a Aptalis Pharmatech, Inc.), Cephalon, Inc., and Anesta AG against Mylan Inc. and MPI in relation to MPI’s abbreviated new drug application for extended-release cyclobenzaprine hydrochloride. On May 12, 2011, the District Court found, after trial, the patents-in-suit invalid as obvious. On May 13, 2011, MPI launched its cyclobenzaprine hydrochloride extended-release capsules. Plaintiffs appealed the District Court’s finding of obviousness to the Federal Circuit, and on May 24, 2011, the District Court issued an injunction order enjoining Mylan from selling any additional cyclobenzaprine products pending the Federal Circuit’s decision. Plaintiffs were required to post a $10.0 million bond. Mylan appealed the District Court’s injunction and filed a motion to stay the injunction pending resolution of the appeal. On May 25, 2011, the Federal Circuit temporarily stayed the injunction pending full briefing on Mylan’s motion to stay. On July 7, 2011, the Federal Circuit reinstated the injunction preventing further sales pending a decision on the appeal. On April 16, 2012, the Federal Circuit reversed and vacated the District Court’s invalidity judgment and dismissed without prejudice Mylan’s appeal of the injunction. The injunction will remain in place for 45-days post-mandate, or until further order of the District Court, whichever occurs sooner. The Company filed a petition for rehearing en banc and on July 25, 2012, the petition was denied.
In these and other situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts (i.e., an “at-risk launch” situation). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in cases involving an “at-risk launch” could have a material adverse effect on our financial position, including our results of operations and cash flows.
Other Litigation
Beaufour Ipsen Pharma (“Ipsen”) sued Merck Generiques (now known as Mylan S.A.S.) for unfair competition on October 11, 2007, following Mylan S.A.S.’s receipt of market authorization for Vitalogink earlier in 2007 (prior to Mylan’s acquisition of the former Merck Generics business). The Commercial Court of Paris dismissed Ipsen’s claim in a January 2008 decision. Ipsen filed an appeal of this decision to the Paris Appeals Court in March 2008. On April 28, 2011, the Paris Appeals Court reversed the decision of the Commercial Court of Paris and found that Mylan S.A.S. is liable for unfair competition and further ordered damages against Mylan S.A.S. in the amount of €17.0 million (approximately $24.0 million), which was subsequently paid by Mylan S.A.S. The Company believes the Court erred in its decision and has filed an appeal, believing that it has meritorious defenses to this claim, and is vigorously defending itself with respect to this matter. The appeal has been accepted and the case is being considered by a section bench of the Supreme Court. A hearing has been scheduled for September 11, 2012.
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
Other Commitments
Effective April 16, 2012, the Company entered into a five-year collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO which agreement governs certain production and maintenance employees at the Company’s largest manufacturing site in Morgantown, West Virginia. In conjunction with the new collective bargaining agreement, the Company notified the trustees of the PACE Industry Union-Management Pension Fund, (the “Plan”), of its intention to withdraw from the Plan. The withdrawal is estimated to result in an aggregate withdrawal liability of approximately $8.4 million, which was recorded during the quarter ended June 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company”, “Mylan”, “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three and six months ended June 30, 2012 and the interim cash flows for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Specialty engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. Our specialty pharmaceutical business is conducted through our wholly owned subsidiary, Mylan Specialty L.P. We also report in Corporate/Other, revenues and related expenses from our clean energy investment subsidiary, certain research and development expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase accounting items, impairment charges, if any, and other items not directly attributable to the segments.
Financial Summary
For the three months ended June 30, 2012, Mylan reported total revenues of $1.69 billion compared to $1.57 billion for the three months ended June 30, 2011. This represents an increase in revenues of $117.7 million, or 7.5%. Consolidated gross profit for the current quarter was $699.2 million, compared to $669.4 million in the comparable prior year period, an increase of $29.8 million, or 4.4%. For the current quarter, earnings from operations were $257.8 million, compared to $280.5 million for the three months ended June 30, 2011, a decrease of $22.7 million, or 8.1%.
The net earnings attributable to Mylan Inc. common shareholders for the three months ended June 30, 2012 were $138.6 million, and earnings per diluted share were $0.33. In the quarter ended June 30, 2011, the net earnings attributable to Mylan Inc. common shareholders were $146.4 million, and earnings per diluted share were $0.33. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”

Results of Operations

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $1.69 billion compared to $1.57 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.68 billion compared to $1.57 billion for the same prior year period, representing an increase of $107.6 million, or 6.9%. Other third party revenues for the current quarter were $13.6 million compared to $3.5 million in the same prior year period, an increase of $10.0 million. Other revenues for the three months ended June 30, 2012 include $3.7 million of revenue related to our clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the Internal Revenue Code (“IRC”), which we acquired at the end of 2011.
Mylan’s current quarter revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s Euro-denominated subsidiaries, as well as the currencies of Mylan’s subsidiaries in India, Australia and Japan. The unfavorable impact of foreign currency translation on current quarter total revenues was approximately $73 million, or 5%. New product launches totaled approximately $287 million. On a constant currency basis, revenues from existing products decreased approximately $106 million, which included a decline in pricing of approximately $83 million. The remaining decrease was the result of lower volumes on existing products, principally in the Generics segment.
Cost of sales for the three months ended June 30, 2012 was $992.4 million, compared to $904.4 million in the prior year. Cost of sales for the current quarter is impacted by the amortization of acquired intangible assets, and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $123.8 million. Current quarter cost of sales includes the cost of goods sold by our clean energy investment subsidiary of $5.1 million. Prior year cost of sales included similar purchase accounting and restructuring other special items in the amount of $89.2 million. The increase in current year purchase accounting and restructuring and other special items is principally the result of severance programs for certain production employees and costs associated with the ratification of a new collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO (the "Union"), which agreement governs certain employees at our Morgantown, WV manufacturing site, including the withdrawal from a multi-employer pension plan. Excluding these amounts, cost of sales in the current quarter increased to $868.6 million from $815.2 million, corresponding to the increase in sales and higher production volumes.
Gross profit for the three months ended June 30, 2012 was $699.2 million, and gross margins were 41.3%. For the three months ended June 30, 2011, gross profit was $669.4 million, and gross margins were 42.5%. Excluding the purchase accounting and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 49% in the three months ended June 30, 2012 and 48% in the three months ended June 30, 2011. This increase in gross margin was primarily the result of favorable pricing and volume on the EPIPEN® auto-injector in our Specialty segment, the impact of which was approximately 130 basis points, as well as the impact of new product introductions in the current quarter, which increased gross margins by approximately 250 basis points. These increases were offset by lower gross margins on existing products principally as a result of unfavorable pricing.
From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 31% of total revenues in the three months ended June 30, 2012.
Generics Segment
For the current quarter, Generics third party net revenues were $1.48 billion compared to $1.44 billion in the comparable prior year period, an increase of $40.7 million, or 2.8%. Translating Generics third party net revenues for the current quarter at prior year quarter foreign currency exchange rates would have resulted in year-over-year growth of approximately $114 million, or 8%. Generics sales are derived primarily in or from North America, Europe, the Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan and New Zealand (collectively, “Asia Pacific”).
Third party net revenues from North America were $845.3 million for the current quarter, compared to $749.1 million for the comparable prior year period, representing an increase of $96.2 million, or 12.8%. The increase in current quarter third party net revenues was driven by new product launches, partially offset by lower sales of existing products mainly attributable to lower volumes.

The increase in current quarter third party net revenues from new product launches totaled approximately $240 million. Products generally contribute most significantly to revenues and gross margins at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results. The most significant new product launched in the current quarter was Doxycycline Hyclate Delayed-release (DR) Tablets USP, 150 mg, the generic version of Mayne Pharma's Doryx® 150 mg product which is marketed by Warner Chilcott.
The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control. The effect of foreign currency translation was insignificant within North America.
Third party net revenues from EMEA were $326.6 million for the three months ended June 30, 2012, compared to $378.7 million for the comparable prior year period, a decrease of $52.1 million, or 13.7%. Translating current quarter third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year decrease in third party net revenues, excluding the effect of foreign currency, of approximately $14 million, or 3%. This decrease was the result of competitive market conditions, which resulted in lower pricing in a number of European markets in which Mylan operates, partially offset by new product revenue from products launched throughout the region.
Local currency revenues from Mylan’s business in France decreased as compared to the prior year as a result of the impact of lower pricing due to an increasingly competitive market, partially offset by new product launches and favorable volume. Despite the competitive market conditions, our market share in France remained relatively stable in the second quarter of 2012, and we remain the market leader.
In Italy, excluding the effect of foreign currency, third party net revenues increased approximately 21% as a result of successful product launches and increased market penetration, which has favorably affected sales volume. Italy is one of the fastest growing markets in Europe. Our growth in Italy outpaced the market in terms of both volume and sales value. In Spain, excluding the effect of foreign currency, third party net revenues increased approximately 14%. Volume growth in Spain on new and existing products offset the unfavorable impact of government-imposed pricing reductions.
In addition to Spain and Italy, certain other markets in which we do business have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets, which appear to favor generic products, could help to offset some of this unfavorable effect by potentially increasing rates of generic substitution.
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
In Asia Pacific, third party net revenues were $307.5 million for the three months ended June 30, 2012, compared to $310.9 million for the comparable prior year period, a decrease of $3.4 million, or 1.1%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, net third party revenues would have increased by approximately $29 million, or 9%. This increase is primarily driven by higher third party sales by our operations in India, with growth in third party sales in Japan and New Zealand also contributing, partially offset by lower sales in Australia.
The increase in third party net revenues by our operations in India is due to double-digit growth, excluding the effect of foreign currency, in sales of anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $67.8 million for the three months ended June 30, 2012, compared to $57.1 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.
In Japan, third party net revenues, excluding the effect of foreign currency, increased as a result of higher volumes, which served to offset the impact of government imposed price reductions which took place in the first quarter of 2012. In Australia, sales were negatively impacted, by the most significant government-imposed pricing reform in the country’s history, partially offset by increased volumes. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment
For the current quarter, Specialty reported third party net revenues of $198.6 million, an increase of $66.9 million, or 50.8%, from the comparable prior year period of $131.7 million. The increase was the result of higher sales, in terms of both volume and pricing, of the EPIPEN® auto-injector, which is used in the treatment of severe allergic reactions (anaphylaxis). The EPIPEN® auto-injector is the number one prescribed epinephrine auto-injector. The market continues to grow as awareness of the risk of anaphylaxis increases.
Operating Expenses
Research & Development Expense
Research and development expense (“R&D”) for the three months ended June 30, 2012 was $94.4 million, compared to $72.5 million in the same prior year period, an increase of $21.9 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs as well as the timing of internal and external product development projects.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $359.2 million, compared to $314.2 million for the same prior year period, an increase of $45.0 million. Primary factors contributing to the increase in SG&A include an increase in payroll and related employee benefit costs of approximately $22.2 million, including costs for retirement and post-employment programs, the fair value adjustment related to the contingent consideration liability of approximately $8.3 million and increased marketing costs of approximately $5.3 million principally related to the EPIPEN® auto-injector.
Litigation Settlements, net
During the three months ended June 30, 2012, the Company recorded a $12.2 million gain, net, for litigation settlements. The net gain in litigation settlements was principally the result of a favorable settlement of the Levalbuterol patent infringement matter, which resulted in an $18 million reduction of a previously established accrual and the receipt of a net payment of approximately $16 million related to a separate patent infringement matter. These items were partially offset by a $20 million charge related to existing pricing litigation matters.
Interest Expense
Interest expense for the three months ended June 30, 2012 totaled $75.7 million, compared to $84.7 million for the three months ended June 30, 2011. The decrease is primarily due to lower interest expense on variable rate debt instruments. Included in interest expense is the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes, which totals $5.8 million for the current quarter and $12.4 million for the same prior year period. Also included in interest expense for the current quarter is $7.5 million of accretion of our contingent consideration liability related to certain acquisitions.
Other Income, net
Other income, net, was $7.8 million in the current quarter compared to $7.2 million in the comparable prior year period. Other income, net, includes certain foreign exchange transaction gains and losses and interest and dividend income.

Six Months Ended June 30, 2012, Compared to Six Months Ended June 30, 2011

Total Revenues and Gross Profit
For the six months ended June 30, 2012, Mylan reported total revenues of $3.28 billion compared to $3.02 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current period were $3.25 billion compared to $3.01 billion for the same prior year period, representing an increase of $244.2 million, or 8.1%. Other third party revenues for the current period were $32.9 million compared to $16.0 million in the same prior year period, an increase of $16.9 million. Other revenues for the six months ended June 30, 2012 include $12.4 million of revenue related to our clean energy investment subsidiary.
Mylan's revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan's Euro-denominated subsidiaries, as well as the currencies of Mylan's subsidiaries in India, Australia and Japan, for the six-month period. The unfavorable impact of foreign currency translation on total revenues was approximately $98 million, or 3%, for the six-month period. New product launches totaled approximately $508 million. On a constant currency basis, revenues from existing products decreased approximately $165 million, which included a decline in pricing of approximately $202 million, which was partially offset by increased volumes.
Cost of sales for the six months ended June 30, 2012 was $1.92 billion, compared to $1.76 billion in the prior year. Cost of sales for the current period is impacted by the amortization of acquired intangible assets, and restructuring and other special items primarily associated with purchase accounting as described further in the section titled “Adjusted Earnings.” These items totaled approximately $226.2 million. Current period cost of sales includes the cost of goods sold by our clean energy investment subsidiary of $15.8 million. Prior year cost of sales included similar purchase accounting and restructuring and other special items in the amount of $180.1 million. The increase in current year purchase accounting and restructuring and other special items is principally the result of severance programs for certain production employees and costs associated with the ratification of a new collective bargaining agreement with the Union, including the withdrawal from a multi-employer pension plan. Excluding these amounts, cost of sales increased to $1.69 billion from $1.58 billion, corresponding to the increase in sales and higher production volumes.
Gross profit for the six months ended June 30, 2012 was $1.37 billion, and gross margins were 41.6%. For the six months ended June 30, 2011, gross profit was $1.26 billion, and gross margins were 41.7%. Excluding the purchase accounting and other special items discussed in the preceding paragraph, gross margins would have been approximately 48% in the six months ended June 30, 2012 and 2011.
From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 30% of total revenues in the six months ended June 30, 2012.

Generics Segment
For the six months ended June 30, 2012, Generics third party net revenues were $2.89 billion compared to $2.78 billion in the comparable prior year period, an increase of $112.1 million, or 4.0%. Translating Generics third party net revenues for the current period at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $210 million, or 8%.
Third party net revenues from North America were $1.62 billion for the six months ended June 30, 2012, compared to $1.42 billion for the comparable prior year period, representing an increase of $198.5 million, or 13.9%. The increase in current year net revenues was driven by new product launches, partially offset by unfavorable volume and pricing on existing products.
The increase in current period third party net revenues from new product launches totaled approximately $430 million. Products generally contribute most significantly to revenues and gross margins at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan's financial results. The most significant new products launched in the current year were Escitalopram Tablets USP, 5 mg, 10 mg and 20 mg, the first equivalent product to Forest Laboratories' Lexapro®, which is used for acute and maintenance treatment of major depressive disorder and acute treatment of generalized anxiety disorder, and Doxycycline Hyclate Delayed-release (DR) Tablets USP, 150 mg.
The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company's control. Volume and pricing on existing products was negatively impacted by the entrance of additional competition on products that were launched during the six months ended June 30, 2011. The effect of foreign currency translation was insignificant within North America.
Third party net revenues from EMEA were $662.3 million for the six months ended June 30, 2012, compared to $767.8 million for the comparable prior year period, a decrease of $105.5 million, or 13.7%. Translating six-month period third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year decrease in third party net revenues of approximately $53 million, or 7%. This decrease was the result of competitive market conditions, which resulted in lower pricing in a number of European markets in which Mylan operates.
Local currency revenues from Mylan's business in France decreased as compared to the prior year as a result of the impact of lower pricing due to an increasingly competitive market, partially offset by new product launches. Despite the competitive market conditions, our market share in France remained relatively stable in the current period, and we remain the market leader.
In Italy, excluding the effect of foreign currency, third party net revenues increased approximately 14% as a result of successful product launches and increased market penetration, which has favorably affected sales volume. Italy is one of the fastest growing markets in Europe. Our growth in Italy outpaced the market in terms of both volume and sales value. In Spain, excluding the effect of foreign currency, third party net revenues increased approximately 6%.

In addition to Spain and Italy, certain other markets in which we do business have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets, which appear to favor generic products, could help to offset some of this unfavorable effect by potentially increasing rates of generic substitution.
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
In Asia Pacific, third party net revenues were $606.1 million for the six months ended June 30, 2012, compared to $587.0 million for the comparable prior year period, an increase of $19.2 million, or 3.3%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, the increase was approximately $61 million, or 10%. This increase is primarily driven by higher third party sales by our operations in India, with growth in third party sales in Japan, partially offset by lower sales in Australia.
The increase in third party net revenues by our operations in India is due to double-digit growth, excluding the effect of foreign currency, in sales of ARV FDF generic products, which are used in the treatment of HIV/AIDS. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan's vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $133.0 million for the six months ended June 30, 2012, compared to $110.0 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.
In Japan, third party net revenues, excluding the effect of foreign currency, were favorably impacted by higher volumes, which served to offset the impact of government imposed price reductions, which took place in the first quarter of 2012. In Australia, sales were negatively impacted, both in terms of pricing and volume, by the most significant government-imposed pricing reform in the country's history. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment
For the six months ended June 30, 2012, Specialty reported third party net revenues of $360.8 million, an increase of $132.1 million, or 57.7%, from the comparable prior year period of $228.7 million. The increase was the result of higher sales, in terms of both volume and pricing, of the EPIPEN® auto-injector, which is used in the treatment of severe allergic reactions (anaphylaxis). The EPIPEN® auto-injector is the number one prescribed epinephrine auto-injector. The market continues to grow as awareness of the risk of anaphylaxis increases.

Operating Expenses

Research & Development Expense
R&D for the six months ended June 30, 2012 was $175.3 million, compared to $147.8 million in the same prior year period, an increase of $27.5 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs as well as the timing of internal and external product development projects.

Selling, General & Administrative Expense
SG&A for the six months ended June 30, 2012 was $696.0 million, compared to $594.2 million for the same prior year period, an increase of $101.8 million. Primary factors contributing to the increase in SG&A include an increase in certain payroll and related employee benefit costs of approximately $48.9 million, increased selling and marketing costs of approximately $16.0 million and the fair value adjustment related to the contingent consideration liability of approximately $8.3 million. The increased selling and marketing costs principally relate to the EPIPEN® auto-injector.

Litigation Settlements, net
During the six months ended June 30, 2012, the Company recorded a $10.0 million net gain for litigation settlements. The net gain in litigation settlements was principally the result of a favorable settlement of the Levalbuterol patent infringement matter, which resulted in an $18 million reduction of a previously established accrual and the receipt of a net payment of approximately $16 million related to a separate patent infringement matter. These items were partially offset by a $20 million charge related to existing pricing litigation matters.

Interest Expense
Interest expense for the six months ended June 30, 2012 totaled $158.1 million, compared to $169.1 million for the six months ended June 30, 2011. The decrease is primarily due to lower interest expense on variable rate debt instruments. Included in interest expense is the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes, which totals $17.5 million for the current period and $24.2 million for the same prior year period. Also included in interest expense for the current period is $15.7 million of accretion of our contingent consideration liability related to certain acquisitions.

Other Income, net
Other income, net, was $2.1 million in the six months ended June 30, 2012 compared to $10.5 million in the comparable prior year period. Other income, net, includes certain foreign exchange transaction gains and losses and interest and dividend income.

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

Litigation Settlements, net
Adjusted Earnings and Adjusted EPS exclude charges and gains related to legal matters, such as those discussed in the Notes to Condensed Consolidated Financial Statements — Note 13, “Contingencies.” Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded from Adjusted Earnings or Adjusted EPS.
A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except per share amounts)	2012		2011		2012		2011
GAAP net earnings attributable to Mylan Inc. and diluted GAAP EPS	$138.6	$0.33	$146.4	$0.33	$267.6	$0.62	$250.6	$0.56
Purchase accounting related amortization (included in cost of sales)	88.8		87.2		178.3		173.9
Litigation settlements, net	(12.2)		2.2		(10.0)		26.2
Interest expense, primarily amortization of convertible debt discount	7.1		12.4		20.6		24.2
Non-cash accretion and fair value adjustments of contingent consideration liability	15.8		—		24.0		—
Clean energy investment subsidiary revenue (a)	(3.7)		—		(12.4)		—
Restructuring and other special items included in:
Cost of sales	35.0		2.0		47.9		6.2
Research and development expense	1.4		0.2		2.8		0.8
Selling, general and administrative expense	22.8		12.5		47.4		24.9
Other income, net	(1.2)		(1.2)		1.1		(1.2)
Tax effect of the above items and other income tax related items	(38.5)		(30.1)		(88.8)		(77.0)
Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$253.9	$0.60	$231.6	$0.52	$478.5	$1.12	$428.6	$0.96
Weighted average diluted common shares outstanding	424.4		445.4		428.4		446.9
____________

(a)
Adjustment represents exclusion of revenue related to our ownership of a clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the IRC. Amount is included in other revenue.

Net earnings attributable to Mylan Inc. decreased $7.9 million, or 5.4%, to $138.6 million for the three months ended June 30, 2012 as compared to $146.4 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. remained constant at $0.33 per share for the three months ended June 30, 2012 compared to the prior year comparable period. Adjusted earnings increased $22.3 million, or 9.6%, to $253.9 million for the three months ended June 30, 2012 as compared to adjusted earnings of $231.6 million for the prior year comparable period. Adjusted diluted earnings per common share attributable to Mylan Inc. increased from $0.52 to $0.60 for the three months ended June 30, 2012 compared to the prior year comparable period.
Net earnings attributable to Mylan Inc. increased $17.0 million, or 6.8%, to $267.6 million for the six months ended June 30, 2012 as compared to $250.6 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. increased from $0.56 to $0.62 for the six months ended June 30, 2012 compared to the prior year comparable period. Adjusted earnings increased $49.9 million, or 11.6%, to $478.5 million for the six months ended June 30, 2012 as compared to adjusted earnings of $428.6 million for the prior year comparable period. Adjusted diluted earnings per common share attributable to Mylan Inc. increased from $0.96 to $1.12 for the six months ended June 30, 2012 compared to the prior year comparable period.

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

Net cash provided by operating activities increased by $49.3 million to $192.6 million for the six months ended June 30, 2012, as compared to net cash provided by operating activities of $143.3 million for the six months ended June 30, 2011. The net increase in cash provided by operating activities was principally due to the following:

•	a net decrease in the amount of cash used for accounts receivable, including estimated sales allowances, of $153.7 million reflecting the timing of sales and cash collections;

•
an increase in net earnings combined with a net increase in the amount of non-cash expenses of $109.7 million as a result of increased expenses for depreciation and amortization, stock compensation, post employment programs, including severance, and the accretion and fair value adjustments related to the contingent consideration liability; and

•	a net decrease of $30.4 million in the amount of cash used through changes in inventory balances.
These items were partially offset by following:

•	a net increase in the amount of cash used through changes in income taxes of $114.1 million as a result of the level of estimated tax payments made during the current year;

•	a net increase in the amount of cash used through changes in accounts payable of $64.5 million as a result of the timing of cash payments; and

•
a net increase in cash used for other operating assets and liabilities of $11.8 million, driven by a decrease in legal and professional accruals, including litigation reserves ($232.7 million at December 31, 2011 as compared to $141.5 million at June 30, 2012), primarily as a result of litigation payments, and a decrease in payroll and employee benefit plan accruals ($221.5 million at December 31, 2011 as compared to $193.8 million at June 30, 2012), primarily as a result of cash payments for incentive compensation programs.

Cash used in investing activities was $162.9 million for the six months ended June 30, 2012, as compared to $111.6 million for the six months ended June 30, 2011, an increase of $51.3 million. Capital expenditures, primarily for equipment, were approximately $98.9 million in the current period. The decrease as compared to 2011 is the result of the timing of expenditures. While there can be no assurance that current expectations will be realized, capital expenditures for the 2012 calendar year are expected to be between $300 million and $400 million.
Also during the six months ended June 30, 2012, the Company paid approximately $70 million to acquire product rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals in the first quarter. This cash outflow is included in other investing activities on the Condensed Consolidated Statements of Cash Flows.
Cash used by financing activities was $82.4 million for the six months ended June 30, 2012, as compared to $282.4 million for the six months ended June 30, 2011. During the six months ended 2012, we repaid our $600 million Senior Convertible Notes, which matured in March 2012, and funded the quarterly payment on the U.S. Term Loans as required under the Senior Credit Agreement. Net borrowings under our Revolving Facility totaled $750.0 million, and in addition, we borrowed $300.0 million under our Receivables Facility. The proceeds of these borrowings were principally utilized to fund the Senior Convertible Note payment and the share repurchase program described below.
During the second quarter of 2012, the Company completed a share repurchase program, which was announced on May 10, 2012, by purchasing approximately 23.4 million shares of common stock for approximately $500 million. During the second quarter of 2011, the Company repurchased approximately 14.8 million shares of common stock for approximately $350 million.
The Company has approximately $47 million of long-term debt due for the remainder of 2012 and approximately $93.8 million due in 2013. Our current intention is to repay such amounts at maturity using available liquidity.
As of June 30, 2012, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the June 30, 2012 period was more than 130% of the applicable conversion reference price of $13.32, the $575.0 million of Cash Convertible Notes were convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently $75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge. Should holders elect to convert, we intend to draw on our revolving credit facility to fund any principal payments. The facility is a secured revolving credit agreement expiring in November 2016.

We are involved in various legal proceedings that are considered normal to our business. While it is not feasible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow. We have approximately $95 million accrued for such legal contingencies. Additionally, for certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan. The inability or denial of Merck KGaA to pay on an indemnified claim could have a material effect on our financial position, results of operations or cash flows.
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
At June 30, 2012 and December 31, 2011, we had $50.3 million and $79.8 million outstanding under existing letters of credit. Additionally, as of June 30, 2012, we had $105.3 million available under the $125.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.
Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at notional amounts at June 30, 2012 are as follows for each of the periods ending December 31:

(In thousands)	U.S. Term Loans	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Revolving Facility	Total
2012	$46,875	$—	$—	$—	$—	$—	$46,875
2013	93,750	—	—	—	—	—	93,750
2014	125,000	—	—	—	—	—	125,000
2015	187,500	575,000	—	—	—	—	762,500
2016	750,000	—	—	—	—	750,000	1,500,000
Thereafter	—	—	550,000	800,000	1,000,000	—	2,350,000
Total	$1,203,125	$575,000	$550,000	$800,000	$1,000,000	$750,000	$4,878,125

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
In February 2012, the Company entered into a receivable securitization facility (the “Receivables Facility”) of up to $300.0 million. Pursuant to the terms of the Receivables Facility, the Company transfers certain of its domestic receivables, on an ongoing basis, to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned bankruptcy remote subsidiary. In turn, from time to time, Mylan Securitization sells its interests in such receivables, related assets and collections to certain conduit purchasers, committed purchasers and letter of credit issuers in exchange for cash or letters of credit. Mylan Securitization maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold. Any amounts outstanding under the facility are recorded as a secured loan, and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. At June 30, 2012, there were $300.0 million of short-term borrowings outstanding under the Receivables Facility. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to a maximum of $500.0 million. In July 2012, the size of the accounts receivable securitization facility was increased to $400.0 million.

We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the Respiratory Delivery Platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of contingent consideration accrued was $393.3 million and $376.1 million at June 30, 2012 and December 31, 2011, respectively. In addition, the Company expects to incur approximately $30.0 million to $40.0 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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
There are a number of operational risks associated with the integration of acquired businesses. These risks include, but are not limited to, difficulties in achieving identified financial and operating synergies, cost savings, revenue synergies and growth opportunities; difficulties in consolidating information technology platforms, business applications and corporate infrastructure; our substantial indebtedness and assumed liabilities; challenges associated with operating in new markets; and the unanticipated effects of export controls, exchange rate fluctuations, domestic and foreign political conditions or domestic and foreign economic conditions.
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
A significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in foreign currencies, including the Euro, the Australian Dollar, the British Pound, the Canadian Dollar, the Indian Rupee and the Japanese Yen. We report our financial results in U.S. Dollars. Our results of operations and, in some cases, cash flows, have in the past and may in the future be adversely affected by certain movements in exchange rates. In particular, the risk of a debt default by certain European countries and related European financial restructuring efforts may cause volatility in the value of the Euro. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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
Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the six months ended June 30, 2012 and 2011, our top ten products in terms of sales, in the aggregate, represented approximately 30% and 23%, respectively, of our consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.
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
WE HAVE A LIMITED NUMBER OF MANUFACTURING FACILITIES AND CERTAIN THIRD PARTY SUPPLIERS PRODUCING A SUBSTANTIAL PORTION OF OUR PRODUCTS. PRODUCTION AT ANY ONE OF THESE FACILITIES COULD BE INTERRUPTED, WHICH, DEPENDING ON THE FACILITY, COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.
A substantial portion of our capacity as well as our current production is attributable to a limited number of manufacturing facilities and certain third party suppliers. A significant disruption at any one of such facilities within our internal or third party supply chain, even on a short-term basis, whether due to a labor strike, failure to reach acceptable agreement with labor and unions, adverse quality or compliance observation, act of God, civil or political unrest, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
BECAUSE THE PHARMACEUTICAL INDUSTRY IS HEAVILY REGULATED, WE FACE SIGNIFICANT COSTS AND UNCERTAINTIES ASSOCIATED WITH OUR EFFORTS TO COMPLY WITH APPLICABLE REGULATIONS. SHOULD WE FAIL TO COMPLY, WE COULD EXPERIENCE MATERIAL ADVERSE EFFECTS ON OUR BUSINESS,

FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.
The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with requirements of the FDA and similar requirements of similar agencies in our other markets with respect to the research, development, manufacture, quality, safety, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with regulations of the FDA and other regulators could result in fines, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the regulators may also have the authority to revoke previously granted drug approvals. Although we have internal regulatory compliance programs and policies and have had a favorable compliance history, in all material respects, there is no guarantee that these programs, as currently designed, will meet regulatory agency standards in the future. Additionally, despite our efforts at compliance, from time to time we receive notices of observations of FDA inspections as well as official agency correspondence regarding compliance. There also is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, or if any of the noted risks occur, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.
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
The regulations regarding reporting and payment obligations with respect to Medicare and/or Medicaid reimbursement and rebates and other governmental programs are complex. Because our processes for these calculations and the judgments involved in making these calculations involve, and will continue to involve, subjective decisions and complex methodologies, these calculations are subject to the risk of errors. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in material changes. The Patient Protection and Affordable Care Act (“PPACA”) of 2010 includes a provision requiring the Centers for Medicare and Medicaid Services (“CMS”) to publish a weighted average Average Manufacturer Price (“AMP”) for all multi-source drugs. The provision was effective October 1, 2010; however, weighted average AMP’s have not yet been published by CMS, except in draft form, and have not been implemented for use in the calculation of Federal Upper Limits (“FULs”). Although the weighted average AMP would not reveal Mylan’s individual AMP, publishing a weighted average AMP available to customers and the public at large could negatively affect our leverage in commercial price negotiations.
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

•
identification of or changes to assumed contingent liabilities, including, but not limited to, contingent purchase price consideration, income tax contingencies and other non-income tax contingencies, after our final determination of the amounts for these contingencies or the conclusion of the measurement period (generally up to one year from the acquisition date), whichever comes first;charges to our operating results to eliminate certain duplicative pre-acquisition activities, to restructure our operations or to reduce our cost structure;

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2012	—	$—	—	$—
May 1 - May 31, 2012	20,284,923	$21.43	20,284,923	65,375,548
June 1 - June 30, 2012	3,106,100	$21.02	3,106,100	—
Total	23,391,023	$21.37	23,391,023	$—
____________

(1)
On May 10, 2012, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of the Company's common stock in the open market. The repurchase was completed by June 30, 2012.

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

10.1
Amendment No. 1 to Receivables Purchase Agreement, dated as of July 20, 1012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

10.2	Amendment No. 1 to Purchase and Contribution Agreement, dated as of July 20, 2012, between Mylan Pharmaceuticals Inc., as Originator and as Servicer, and Mylan Securitization LLC, as Buyer.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
July 26, 2012

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
July 26, 2012

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting
Officer and Corporate Controller
(Principal Accounting Officer)
July 26, 2012

EXHIBIT INDEX

10.1
Amendment No. 1 to Receivables Purchase Agreement, dated as of July 20, 1012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

10.2	Amendment No. 1 to Purchase and Contribution Agreement, dated as of July 20, 2012, between Mylan Pharmaceuticals Inc., as Originator and as Servicer, and Mylan Securitization LLC, as Buyer.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase