Form 10-Q
period 2012-09-30
MYLAN INC.
filed 2012-10-25
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	October 19, 2012
$0.50 par value	407,527,845

MYLAN INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2012

PART I — FINANCIAL INFORMATION

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Net revenues	$1,789,836	$1,572,341	$5,040,896	$4,579,215
Other revenues	19,936	3,415	52,821	19,375
Total revenues	1,809,772	1,575,756	5,093,717	4,598,590
Cost of sales	1,021,247	917,365	2,939,740	2,679,825
Gross profit	788,525	658,391	2,153,977	1,918,765
Operating expenses:
Research and development	108,250	70,847	283,570	218,651
Selling, general and administrative	342,412	319,389	1,038,397	913,604
Litigation settlements, net	7,950	2,247	(2,083)	28,457
Total operating expenses	458,612	392,483	1,319,884	1,160,712
Earnings from operations	329,913	265,908	834,093	758,053
Interest expense	76,051	85,772	234,126	254,836
Other income, net	10,939	12,073	13,084	22,543
Earnings before income taxes and noncontrolling interest	264,801	192,209	613,051	525,760
Income tax provision	52,762	34,831	132,449	116,851
Net earnings	212,039	157,378	480,602	408,909
Net earnings attributable to the noncontrolling interest	(782)	(680)	(1,716)	(1,590)
Net earnings attributable to Mylan Inc. common shareholders	$211,257	$156,698	$478,886	$407,319
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.52	$0.37	$1.15	$0.94
Diluted	$0.51	$0.36	$1.13	$0.92
Weighted average common shares outstanding:
Basic	406,469	426,412	418,000	432,265
Diluted	411,562	431,587	422,775	441,817

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net earnings	$212,039	$157,378	$480,602	$408,909
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	141,742	(383,108)	24,958	(103,178)
Change in unrecognized (loss) gain and prior service cost related to post-retirement plans	(10)	246	(29)	768
Net unrecognized gain (loss) on derivatives	51,749	(40,430)	39,589	(36,961)
Net unrealized gain (loss) on marketable securities	147	88	67	(44)
Other comprehensive earnings (loss), before tax	193,628	(423,204)	64,585	(139,415)
Income tax related to items of other comprehensive earnings (loss)	16,567	(12,824)	12,559	(11,418)
Other comprehensive earnings (loss), net of tax	177,061	(410,380)	52,026	(127,997)
Comprehensive earnings (loss)	389,100	(253,002)	532,628	280,912
Comprehensive earnings attributable to the noncontrolling interest	(782)	(680)	(1,716)	(1,590)
Comprehensive earnings (loss) attributable to Mylan Inc. common shareholders	$388,318	$(253,682)	$530,912	$279,322

See Notes to Condensed Consolidated Financial Statements

 MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Assets
Current assets:
Cash and cash equivalents	$332,316	$375,056
Restricted cash	1,442	9,274
Marketable securities	33,680	30,686
Accounts receivable, net	1,499,633	1,426,438
Inventories	1,495,924	1,396,742
Deferred income tax benefit	210,186	202,899
Prepaid expenses and other current assets	177,553	127,749
Total current assets	3,750,734	3,568,844
Property, plant and equipment, net	1,335,837	1,298,034
Intangible assets, net	2,392,092	2,630,747
Goodwill	3,531,134	3,517,935
Deferred income tax benefit	91,647	39,376
Other assets	604,974	543,207
Total assets	$11,706,418	$11,598,143
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$677,364	$703,235
Short-term borrowings	416,671	128,054
Income taxes payable	64,760	42,880
Current portion of long-term debt and other long-term obligations	98,457	691,614
Deferred income tax liability	1,274	1,215
Other current liabilities	911,047	996,158
Total current liabilities	2,169,573	2,563,156
Long-term debt	4,846,595	4,479,080
Contingent consideration	401,363	376,110
Other long-term obligations	362,882	366,100
Deferred income tax liability	301,769	308,915
Total liabilities	8,082,182	8,093,361
Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 533,797,490 and 530,315,453 as of September 30, 2012 and December 31, 2011	266,899	265,158
Additional paid-in capital	3,869,793	3,795,373
Retained earnings	1,899,405	1,420,520
Accumulated other comprehensive loss	(35,813)	(87,839)
	6,000,284	5,393,212
Noncontrolling interest	14,745	13,007
Less: treasury stock — at cost
Shares: 126,451,604 and 103,637,016 as of September 30, 2012 and December 31, 2011	2,390,793	1,901,437
Total equity	3,624,236	3,504,782
Total liabilities and equity	$11,706,418	$11,598,143
See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$480,602	$408,909
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	424,118	386,451
Stock-based compensation expense	32,099	32,803
Change in estimated sales allowances	204,700	(43,176)
Deferred income tax (benefit) expense	(73,949)	1,443
Other non-cash items	143,938	73,642
Litigation settlements, net	(2,083)	28,457
Changes in operating assets and liabilities:
Accounts receivable	(243,082)	(82,286)
Inventories	(121,450)	(181,548)
Trade accounts payable	(24,634)	(51,902)
Income taxes	5,376	45,823
Deferred revenue	(18,890)	(999)
Other operating assets and liabilities, net	(154,408)	(191,279)
Net cash provided by operating activities	652,337	426,338
Cash flows from investing activities:
Capital expenditures	(159,917)	(168,474)
Change in restricted cash	7,748	15,007
Proceeds from sale of property, plant and equipment	16,338	2,400
Purchase of marketable securities	(10,019)	(3,363)
Proceeds from sale of marketable securities	5,954	1,855
Other items, net	(72,308)	(477)
Net cash used in investing activities	(212,204)	(153,052)
Cash flows from financing activities:
Cash paid for warrant amendment and exchange	—	(149,947)
Purchase of common stock	(499,953)	(349,998)
Change in short-term borrowings, net	288,175	22,722
Proceeds from issuance of long-term debt	860,000	—
Payment of long-term debt	(1,191,377)	(6,152)
Proceeds from exercise of stock options	52,482	65,035
Other items, net	5,415	6,047
Net cash used in financing activities	(485,258)	(412,293)
Effect on cash of changes in exchange rates	2,385	(10,208)
Net decrease in cash and cash equivalents	(42,740)	(149,215)
Cash and cash equivalents — beginning of period	375,056	662,052
Cash and cash equivalents — end of period	$332,316	$512,837

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
The accompanying unaudited Condensed Consolidated Financial Statements (“interim financial statements”) of Mylan Inc. and subsidiaries (“Mylan” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, comprehensive earnings, financial position and cash flows for the periods presented.
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 Condensed Consolidated Balance Sheet was derived from audited financial statements.
The interim results of operations and comprehensive earnings for the three and nine months ended and the interim cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period. The estimated annual effective tax rate for 2012 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2012 U.S. tax liabilities.

2.	Revenue Recognition and Accounts Receivable
Mylan recognizes net revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the nine months ended September 30, 2012. Such allowances were $934.9 million and $763.0 million at September 30, 2012 and December 31, 2011. Other current liabilities include $182.9 million and $147.9 million at September 30, 2012 and December 31, 2011, for certain sales allowances and other adjustments that are paid to indirect customers.
In February 2012, Mylan Pharmaceuticals Inc. (“MPI”), a wholly-owned subsidiary of the Company, entered into a receivable securitization facility (the “Receivables Facility”) of up to $300 million, which was expanded to $400 million in July 2012. Pursuant to the terms of the Receivables Facility, MPI transfers certain of its domestic receivables, on an ongoing basis, to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned bankruptcy remote subsidiary. In turn, from time to time, Mylan Securitization sells its interests in such receivables, related assets and collections to certain conduit purchasers, committed purchasers and letter of credit issuers in exchange for cash or letters of credit. Mylan Securitization maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold. At September 30, 2012, there were $300 million of short-term borrowings outstanding under the Receivables Facility, which are recorded as a secured loan and included in short-term borrowings in the Condensed Consolidated Balance Sheets. The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $562.9 million of securitized accounts receivable at September 30, 2012.
The Company utilizes proceeds from the sale of its accounts receivable as an alternative to other forms of debt, effectively reducing its overall borrowing costs. MPI has agreed to continue servicing the sold receivables for the financial institution at market rates.

3.	Acquisitions and Collaborative Agreements
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

Pfizer Japan
On August 22, 2012, the Company and Pfizer Japan Inc. (“Pfizer Japan”) announced a definitive agreement to establish an exclusive long-term strategic collaboration to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, the Company and Pfizer Japan will continue to operate separate legal entities in Japan, but will collaborate on current and future generic products, sharing the costs and profits resulting from the collaboration. The Company’s responsibilities primarily consist of managing operations, including research and development and manufacturing. Pfizer Japan’s responsibilities under the agreement primarily consist of the commercialization of the combined generics portfolio and managing a combined marketing and sales effort. The transaction remains subject to the satisfaction of certain closing conditions.

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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2011	23,599,256	$17.42
Options granted	2,749,843	22.97
Options exercised	(3,482,848)	15.07
Options forfeited	(635,313)	20.24
Outstanding at September 30, 2012	22,230,938	$18.39
Vested and expected to vest at September 30, 2012	21,237,047	$18.25
Options exercisable at September 30, 2012	15,107,043	$16.80
As of September 30, 2012, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 5.97 years, 5.85 years and 4.71 years, respectively. Also at September 30, 2012, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $133.1 million, $130.1 million and $114.4 million, respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of September 30, 2012 and the changes during the nine months ended September 30, 2012 is presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2011	2,520,487	$20.16
Granted	926,512	23.28
Released	(794,248)	16.15
Forfeited	(141,159)	22.29
Nonvested at September 30, 2012	2,511,592	$22.47
As of September 30, 2012, the Company had $53.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average period of 1.65 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the nine months ended September 30, 2012 and September 30, 2011 was $45.8 million and $61.2 million.

5.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In thousands)	September 30, 2012	December 31, 2011
Inventories:
Raw materials	$462,171	$370,423
Work in process	272,667	253,492
Finished goods	761,086	772,827
	$1,495,924	$1,396,742

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In thousands)	September 30, 2012	December 31, 2011
Property, plant and equipment:
Land and improvements	$72,462	$72,945
Buildings and improvements	678,361	676,028
Machinery and equipment	1,376,552	1,358,163
Construction in progress	274,371	263,948
	2,401,746	2,371,084
Less accumulated depreciation	1,065,909	1,073,050
	$1,335,837	$1,298,034

Other current liabilities:
Legal and professional accruals, including litigation reserves	$135,700	$232,670
Payroll and employee benefit plan accruals	233,158	221,458
Accrued sales allowances	182,923	147,938
Accrued interest	49,838	74,754
Fair value of financial instruments	12,527	69,493
Other	296,901	249,845
	$911,047	$996,158

6.	Earnings per Common Share Attributable to Mylan Inc.
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
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Cash Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the conversion reference rate for the Cash Convertible Notes. The sold warrants had an exercise price of $20.00 and will be net share settled, meaning that Mylan will issue a number of shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. The warrants meet the definition of derivatives under the guidance in Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging (“ASC 815”); however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40 Contracts in Entity’s Own Equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets.
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
The average market value of the Company’s shares did not exceed the exercise price of the New Warrants during the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2012, the average market value of the Company’s shares exceeded the exercise price of the Old Warrants, and as a result, the Company has included 0.3 million and 0.2 million shares, respectively, in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2011, the average market value of the Company’s shares exceeded the exercise price of the Old

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Warrants, and as a result, the Company has included 1.2 million and 4.3 million shares, respectively, in the calculation of diluted earnings per share.
On May 10, 2012, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of the Company’s common stock in the open market. During the second quarter of 2012, the repurchase program was completed with approximately 23.4 million shares of common stock being repurchased for approximately $500 million.
Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$211,257	$156,698	$478,886	$407,319
Shares (denominator):
Weighted average common shares outstanding	406,469	426,412	418,000	432,265
Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.52	$0.37	$1.15	$0.94

Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$211,257	$156,698	$478,886	$407,319
Shares (denominator):
Weighted average common shares outstanding	406,469	426,412	418,000	432,265
Stock-based awards and warrants	5,093	5,175	4,775	9,552
Total dilutive shares outstanding	411,562	431,587	422,775	441,817
Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.51	$0.36	$1.13	$0.92
Additional stock options and restricted stock awards were outstanding during the periods ended September 30, 2012 and September 30, 2011 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 5.7 million and 7.1 million shares for the three and nine months ended September 30, 2012, respectively, and 7.5 million and 4.9 million shares for the three and nine months ended September 30, 2011, respectively.

7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

(In thousands)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2011:
Goodwill	$3,196,428	$706,507	$3,902,935
Accumulated impairment losses	—	(385,000)	(385,000)
	3,196,428	321,507	3,517,935
Foreign currency translation	13,199	—	13,199
	$3,209,627	$321,507	$3,531,134
Balance at September 30, 2012:
Goodwill	$3,209,627	$706,507	$3,916,134
Accumulated impairment losses	—	(385,000)	(385,000)
	$3,209,627	$321,507	$3,531,134

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Intangible assets consist of the following components:

(In thousands)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2012
Amortized intangible assets:
Patents and technologies	20	$116,631	$85,551	$31,080
Product rights and licenses	10	3,464,311	1,656,438	1,807,873
Other (1)	8	182,221	54,361	127,860
		3,763,163	1,796,350	1,966,813
IPR&D		425,279	—	425,279
		$4,188,442	$1,796,350	$2,392,092
December 31, 2011
Amortized intangible assets:
Patents and technologies	20	$116,631	$82,815	$33,816
Product rights and licenses	10	3,364,263	1,418,492	1,945,771
Other (1)	8	200,663	45,604	155,059
		3,681,557	1,546,911	2,134,646
IPR&D		496,101	—	496,101
		$4,177,658	$1,546,911	$2,630,747
____________

(1)	Other intangible assets consist principally of customer lists and contracts.
Amortization expense, which is classified primarily within cost of sales on Mylan’s Condensed Consolidated Statements of Operations, for the nine months ended September 30, 2012 and September 30, 2011, was $304.7 million and $273.0 million, respectively. Amortization expense is expected to be approximately $86 million for the remainder of 2012 and $342 million, $335 million, $312 million and $245 million for the years ended December 31, 2013 through 2016, respectively.
Indefinite-lived intangibles, such as the Company’s IPR&D assets, are tested at least annually for impairment, but may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.
The Company performs its annual impairment review of certain IPR&D assets at September 30th. This review of IPR&D assets principally relates to assets acquired as part of the Bioniche Pharma (“Bioniche”) acquisition in September 2010. For the three and nine months ended September 30, 2012 and 2011, the Company recorded impairment charges related to the Bioniche IPR&D assets in the amounts of $41.6 million and $16.2 million, respectively, which were recorded as a component of amortization expense. These impairment charges resulted from the Company’s estimate of the fair value of these assets, which was based upon updated forecasts, compared with the assigned fair values at the acquisition date. The fair value was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 8. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. A discount rate of approximately 10% was utilized in the valuation at September 30, 2012 and 2011. Changes to any of the Company’s assumptions may result in a further reduction to the estimated fair value of the IPR&D asset.
During the nine months ended September 30, 2012, approximately $33.0 million was reclassified from acquired IPR&D to product rights and licenses. Also during the nine months ended September 30, 2012, the Company paid approximately $70.0 million to acquire products rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals.

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
In December 2011, the Company executed $500.0 million of notional interest rate swaps in order to fix the interest rate on a portion of its variable rate U.S. Term Loans under its senior credit agreement (the “Senior Credit Agreement”). In January 2012, the Company executed a further $350.0 million of notional interest rate swaps in order to fix the interest rate on an additional portion of its variable rate U.S. Term Loans under the Senior Credit Agreement. In June 2012, the Company executed an additional $750.0 million of forward starting swaps to extend the existing swaps to maturities ranging from March 2016 to November 2016. All of these interest rate swaps are designated as cash flow hedges of the variability of interest expense related to the Company’s variable rate debt. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. The total notional amount of the Company’s effective interest rate swaps on floating-rate debt was $850.0 million and $500.0 million as of September 30, 2012 and December 31, 2011, respectively.
In January 2011, the Company entered into interest rate swaps which convert $500.0 million of the Company’s fixed-rate 6.0% Senior Notes due 2018 (the “2018 Senior Notes”) to a variable rate. These interest rate swaps are designated as fair value hedges, are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. The change in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. As of September 30, 2012, the total notional amount of the Company’s interest rate swaps on fixed-rate debt was $500.0 million.
Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts, which are in a net asset position at September 30, 2012, is $36.2 million. The Company is not subject to any obligations to post collateral under derivative instrument contracts.
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

At September 30, 2012, the convertible note hedge had a total fair value of $524.8 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.
The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$46,671	Prepaid expenses and other current assets	$29,773
Foreign currency forward contracts	Prepaid expenses and other current assets	2,241	Prepaid expenses and other current assets	—
Total		$48,912		$29,773

	Liability Derivatives
	September 30, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$10,435	Other current liabilities	$658
Foreign currency forward contracts	Other current liabilities	—	Other current liabilities	57,075
Total		$10,435		$57,733

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,020	Prepaid expenses and other current assets	$3,802
Purchased cash convertible note hedge	Other assets	524,800	Other assets	460,000
Total		$527,820		$463,802

	Liability Derivatives
	September 30, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$2,092	Other current liabilities	$11,760
Cash conversion feature of Cash Convertible Notes	Long-term debt	524,800	Long-term debt	460,000
Total		$526,892		$471,760

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
(In thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2012	2011	2012	2011
Interest rate swaps	Interest expense	$13,050	$34,985	$26,509	$39,780
Total		$13,050	$34,985	$26,509	$39,780

	Location of Loss Recognized in Earnings on Hedged Items	Amount of Loss Recognized in Earnings on Hedging Items
(In thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2012	2011	2012	2011
2018 Senior Notes	Interest expense	$(9,823)	$(34,985)	$(16,897)	$(39,780)
Total		$(9,823)	$(34,985)	$(16,897)	$(39,780)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Foreign currency forward contracts	$23,981	$(30,105)	$(11)	$(28,417)
Interest rate swaps	(5,485)	2,354	(7,836)	5,243
Total	$18,496	$(27,751)	$(7,847)	$(23,174)

	Location of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands)		2012	2011	2012	2011
Foreign currency forward contracts	Net revenues	$(15,062)	$(267)	$(33,357)	$2,099
Interest rate swaps	Interest expense	(651)	(466)	(1,670)	(2,655)
Total		$(15,713)	$(733)	$(35,027)	$(556)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands)		2012	2011	2012	2011
Foreign currency forward contracts	Other income, net	$22,210	$12,158	$43,281	$17,246
Total		$22,210	$12,158	$43,281	$17,246

At September 30, 2012, the Company expects that approximately $27.1 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2012	2011	2012	2011
Foreign currency borrowings	$—	$7,428	$—	$(39,868)
Total	$—	$7,428	$—	$(39,868)
There was no gain or loss recognized into earnings on derivatives with net investment hedging relationships during the nine months ended September 30, 2012 or 2011. The Euro-denominated borrowings that had been designated as a hedge of the net investments in certain Euro functional currency subsidiaries were repaid in November 2011.

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands)		2012	2011	2012	2011
Foreign currency forward contracts	Other income, net	$(7,860)	$(19,368)	$(16,517)	$(5,244)
Cash conversion feature of Cash Convertible Notes	Other income, net	(98,700)	286,500	(64,800)	177,500
Purchased cash convertible note hedge	Other income, net	98,700	(286,500)	64,800	(177,500)
Total		$(7,860)	$(19,368)	$(16,517)	$(5,244)
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$44,152	$—	$—	$44,152
Total cash equivalents	44,152	—	—	44,152
Trading securities:
Equity securities — exchange traded funds	10,284	—	—	10,284
Total trading securities	10,284	—	—	10,284
Available-for-sale fixed income investments:
U.S. Treasuries	—	11,495	—	11,495
Corporate bonds	—	8,030	—	8,030
Agency mortgage-backed securities	—	1,184	—	1,184
Other	—	2,617	—	2,617
Total available-for-sale fixed income investments	—	23,326	—	23,326
Available-for-sale equity securities:
Biosciences industry	70	—	—	70
Total available-for-sale equity securities	70	—	—	70
Foreign exchange derivative assets	—	5,261	—	5,261
Interest rate swap derivative assets	—	46,671	—	46,671
Purchased cash convertible note hedge	—	524,800	—	524,800
Total assets at fair value (1)	$54,506	$600,058	$—	$654,564
Financial Liabilities:
Foreign exchange derivative liabilities	$—	$2,092	$—	$2,092
Interest rate swap derivative liabilities	—	10,435	—	10,435
Cash conversion feature of Cash Convertible Notes	—	524,800	—	524,800
Contingent consideration	—	—	401,363	401,363
Total liabilities at fair value (1)	$—	$537,327	$401,363	$938,690

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents:
Money market funds	$152,331	$—	$—	$152,331
Total cash equivalents	152,331	—	—	152,331
Trading securities:
Equity securities — exchange traded funds	6,760	—	—	6,760
Total trading securities	6,760	—	—	6,760
Available-for-sale fixed income investments:
U.S. Treasuries	—	1,519	—	1,519
Corporate bonds	—	7,192	—	7,192
Agency mortgage-backed securities	—	12,346	—	12,346
Other	—	2,697	—	2,697
Total available-for-sale fixed income investments	—	23,754	—	23,754
Available-for-sale equity securities:
Biosciences industry	172	—	—	172
Total available-for-sale equity securities	172	—	—	172
Foreign exchange derivative assets	—	3,802	—	3,802
Interest rate swap derivative assets	—	29,773	—	29,773
Purchased cash convertible note hedge	—	460,000	—	460,000
Total assets at fair value (1)	$159,263	$517,329	$—	$676,592
Financial Liabilities:
Foreign exchange derivative liabilities	$—	$68,835	$—	$68,835
Interest rate swap derivative liabilities	—	658	—	658
Cash conversion feature of Cash Convertible Notes	—	460,000	—	460,000
Contingent consideration	—	—	376,110	376,110
Total liabilities at fair value (1)	$—	$529,493	$376,110	$905,603
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

•
Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2012 that would reduce the receivable amount owed, if any, to the Company.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2012 that would reduce the receivable amount owed, if any, to the Company.

•
Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2012 that would reduce the receivable amount owed, if any, to the Company.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the Respiratory Delivery Platform and other acquisitions made during 2011. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at September 30, 2012 and December 31, 2011, which was calculated as the present value of the estimated future net cash flows using a market rate of return at September 30, 2012. Discount rates ranging from 3.3% to 10.4% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. To reflect a change in fair value measurement of contingent consideration during the nine months ended September 30, 2012, a net adjustment of approximately $1.2 million was recorded, to increase the liability. For the three and nine months ended September 30, 2012, accretion of $8.3 million and $24.0 million, respectively, was recorded in interest expense in the Condensed Consolidated Statements of Operations.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

9.	Debt
The Receivables Facility
In February 2012, MPI entered into a $300 million accounts receivable securitization facility, which was expanded to $400 million in July 2012, pursuant to (i) a Purchase and Contribution Agreement, between MPI and Mylan Securitization, and (ii) a Receivables Purchase Agreement, among Mylan Securitization, as seller, MPI, as originator and servicer, certain conduit purchasers, committed purchasers and letter of credit issuers from time to time party thereto (collectively, the “Purchasers”), certain purchaser agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent (the “Agent”). The Company agreed to enter into a performance guarantee with respect to the obligations of MPI under these agreements.
Under the Purchase and Contribution Agreement, MPI will sell, on an ongoing basis, certain accounts receivable and the right to the collections on those accounts receivable to Mylan Securitization. Once sold to Mylan Securitization, the accounts receivable and rights to collection described above will be separate and distinct from MPI’s own assets and will not be available to MPI’s creditors should MPI become insolvent. The servicing, administration and collection of the accounts receivable will be conducted by MPI, as servicer. Under the terms of the Receivables Purchase Agreement, Mylan Securitization may, from time to time, obtain up to $400 million (in the form of cash or letters of credit for the benefit of MPI) from the Purchasers through the sale of its interest in such receivables and collections. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to a maximum of $500 million. Purchases under the Receivables Purchase Agreement will be repaid as accounts receivable are collected, with new purchases being advanced as new accounts receivable are originated by MPI and sold to Mylan Securitization, with settlement occurring monthly. Mylan Securitization has the option to reduce the commitments under the Receivables Purchase Agreement. Mylan Securitization’s assets have been pledged to the Agent in support of its obligations under the Receivables Purchase Agreement. Any amounts outstanding under the facility will be recorded as a secured loan and the receivables underlying any borrowings will continue to be included in accounts receivable, net, in the Condensed Consolidated Balance Sheets of the Company. The accounts receivable securitization facility has a term of three years.
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
As of September 30, 2012, the Condensed Consolidated Balance Sheets include $562.9 million of accounts receivable balances legally sold to Mylan Securitization, as well as $300 million of short-term borrowings. The interest rate on borrowings under this facility was approximately 1.01% at September 30, 2012.
Mylan Securitization holds trade accounts receivable whose cash flows are the primary source of repayment for its liabilities. Investors only have recourse to the assets held by Mylan Securitization. The Company is involved in these arrangements to the extent that it originates the accounts receivable and provides servicing activities.
Long-Term Debt
A summary of long-term debt is as follows:

(In thousands)	September 30, 2012	December 31, 2011
U.S. Term Loans	$1,179,688	$1,250,000
Revolving Facility	340,000	—
Cash Convertible Notes	1,019,108	937,160
Senior Convertible Notes	—	593,983
2017 Senior Notes	550,000	550,000
2018 Senior Notes	836,657	818,774
2020 Senior Notes	1,013,697	1,014,643
Other	2,614	3,666
	4,941,764	5,168,226
Less: Current portion	95,169	689,146
Total long-term debt	$4,846,595	$4,479,080
Senior Credit Facilities
In November 2011, the Company entered into a Senior Credit Agreement with a syndication of banks, which provided $1.25 billion in U.S. Term Loans (the “U.S. Term Loans”) and contains a $1.25 billion revolving facility (the “Revolving Facility,” and together with the U.S. Term Loans, the “Senior Credit Facilities”). Amortization payments due in the first, second and third quarters of 2012 under the Senior Credit Agreement on the U.S. Term Loans were paid in March 2012, June 2012 and September 2012, in the amount of $23.4 million for each quarter. At September 30, 2012, the Company had $340 million outstanding under the Revolving Facility. The interest rate on the Revolving Facility at September 30, 2012 was 1.82%.
Cash Convertible Notes
At September 30, 2012, the $1.02 billion outstanding consists of $494.3 million of Cash Convertible Notes debt ($575 million face amount, net of $80.7 million discount) and the bifurcated conversion feature with a fair value of $524.8 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheets at September 30, 2012. The Cash Convertible Notes will mature on September 15, 2015, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by the market price of the Company’s common stock, specified distributions to common shareholders, a fundamental change, and certain time periods specified in the purchase agreement. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $524.8 million within other assets in the Condensed Consolidated Balance Sheets at September 30, 2012. At December 31, 2011, the $937.2 million outstanding consists of $477.2 million of debt ($575 million face amount, net of $97.8 million discount) and the bifurcated conversion feature with a fair value of $460 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheets. The purchased call options are assets recorded at their fair value of $460 million within other assets in the Condensed Consolidated Balance Sheets at December 31, 2011.
As of September 30, 2012, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the September 30, 2012 period, was more than 130% of the applicable conversion reference price of $13.32 at September 30, 2012, the $575 million of Cash Convertible Notes are currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
Senior Convertible Notes
In March 2012, $600 million of Senior Convertible Notes was repaid at maturity. At December 31, 2011, the $594 million of debt is net of a $6.0 million discount.
Senior Notes
The Company has entered into interest rate swaps that convert $500 million of 2018 Senior Notes principal debt to a variable rate. The variable rate was 3.39% at September 30, 2012. At September 30, 2012, the $836.7 million of 2018 Senior Notes debt is net of a $10.0 million discount and includes a fair value adjustment of $46.7 million associated with the interest rate swaps. At December 31, 2011, the $818.8 million of debt is net of an $11.0 million discount and includes a fair value adjustment of $29.8 million.
At September 30, 2012, the $1.01 billion of 2020 Senior Notes debt includes a $13.7 million premium. At December 31, 2011, the $1.01 billion of debt includes a $14.6 million premium.
Details of the interest rates in effect at September 30, 2012 and December 31, 2011 on the outstanding borrowings under the U.S. Term Loans are in the table below:

	September 30, 2012
	Outstanding	Basis	Rate
	(In thousands)
U.S. Term Loans:
Swapped to Fixed Rate — January 2014 (1)	$500,000	Fixed	2.60%
Swapped to Fixed Rate — March 2014 (1)	350,000	Fixed	2.45%
Floating Rate	329,688	LIBOR + 2.00%	2.22%
Total U.S. Term Loans	$1,179,688

	December 31, 2011
	Outstanding	Basis	Rate
	(In thousands)
U.S. Term Loans	$1,250,000	LIBOR + 2.00%	2.34%
____________

(1)
Effective January 2012, $500 million of the U.S. Term Loans have been swapped to a fixed rate of 0.60% plus the specified spread under the Senior Credit Agreement, through January 2014. Effective March 2012, an additional $350 million of the U.S. Term Loans have been swapped to a fixed rate of 0.45% plus the specified spread under the Senior Credit Agreement, through March 2014. Effective June 2012, $750 million of the currently effective swaps have been extended to maturities ranging from March 2016 to November 2016, thereby fixing a rate of 0.91% plus the specified spread on the underlying U.S. Term Loans, for the extension period. As of September 30, 2012, the specified spread under the Senior Credit Agreement was 200 basis points. These swaps have been designated as cash flow hedges of the variability in interest expense related to our variable rate debt.

At September 30, 2012, the fair value of the Senior Notes was approximately $2.60 billion, and at December 31, 2011, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.15 billion. At September 30, 2012 and December 31, 2011, the fair value of the Cash Convertible Notes was approximately $1.10 billion and $1.00 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at September 30, 2012, at notional amounts, are as follows for each of the periods ending December 31:

(In thousands)	U.S. Term Loans	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Revolving Facility	Total
2012	$23,438	$—	$—	$—	$—	$—	$23,438
2013	93,750	—	—	—	—	—	93,750
2014	125,000	—	—	—	—	—	125,000
2015	187,500	575,000	—	—	—	—	762,500
2016	750,000	—	—	—	—	340,000	1,090,000
Thereafter	—	—	550,000	800,000	1,000,000	—	2,350,000
Total	$1,179,688	$575,000	$550,000	$800,000	$1,000,000	$340,000	$4,444,688

10.	Comprehensive Earnings
Components of other comprehensive earnings, before tax, consist of the following:

	Three Months Ended
	September 30,
(In thousands)	2012	2011
Defined benefit pension plans:
Unrecognized gain (loss) and prior service cost arising during the period	$—	$—
Less: Amortization of prior service cost (gain) included in net earnings	10	(246)
Net change in unrecognized (loss) gain and prior service cost related to post-retirement plans	$(10)	$246

Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in AOCE on derivatives (effective portion)	$36,036	$(41,163)
Less: Reclassification of loss from AOCE into earnings (effective portion)	(15,713)	(733)
Net unrecognized gain (loss) on derivatives	$51,749	$(40,430)

Net unrealized gain on marketable securities:
Unrealized gain on marketable securities	$170	$223
Less: Reclassification for gain included in net earnings	23	135
Net unrealized gain on marketable securities	$147	$88

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended
	September 30,
(In thousands)	2012	2011
Defined benefit pension plans:
Unrecognized gain (loss) and prior service cost arising during the period	$—	$—
Less: Amortization of prior service cost (gain) included in net earnings	29	(768)
Net change in unrecognized (loss) gain and prior service cost related to post-retirement plans	$(29)	$768

Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in AOCE on derivatives (effective portion)	$4,562	$(37,517)
Less: Reclassification of loss from AOCE into earnings (effective portion)	(35,027)	(556)
Net unrecognized gain (loss) on derivatives	$39,589	$(36,961)

Net unrealized loss on marketable securities:
Unrealized gain on marketable securities	$119	$152
Less: Reclassification for gain included in net earnings	52	196
Net unrealized gain (loss) on marketable securities	$67	$(44)

Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In thousands)	September 30, 2012	December 31, 2011
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$1,123	$1,080
Net unrecognized losses and prior service costs related to post-retirement plans, net of tax	(5,998)	(5,840)
Net unrecognized losses on derivatives, net of tax	(16,536)	(43,719)
Foreign currency translation adjustment	(14,402)	(39,360)
	$(35,813)	$(87,839)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

11.	Shareholder’s Equity
A summary of the change in shareholders’ equity for the nine months ended September 30, 2012 and 2011 is as follows:

(In thousands)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2011	$3,491,775	$13,007	$3,504,782
Net earnings	478,886	1,716	480,602
Other comprehensive earnings	52,026	—	52,026
Common stock share repurchase	(499,953)	—	(499,953)
Stock option activity	52,482	—	52,482
Stock compensation expense	32,099	—	32,099
Issuance of restricted stock, net of shares withheld	(5,041)	—	(5,041)
Purchase of subsidiary shares from noncontrolling interest	(9)	(25)	(34)
Tax benefit of stock option plans	7,226	—	7,226
Other	—	47	47
September 30, 2012	$3,609,491	$14,745	$3,624,236

December 31, 2010	$3,601,879	$13,522	$3,615,401
Net earnings	407,319	1,590	408,909
Other comprehensive loss	(127,997)	—	(127,997)
Common stock share repurchase	(349,998)	—	(349,998)
Warrant amendment and exchange	(149,947)	—	(149,947)
Stock option activity	65,035	—	65,035
Stock compensation expense	32,803	—	32,803
Issuance of restricted stock, net of shares withheld	(6,093)	—	(6,093)
Purchase of subsidiary shares from noncontrolling interest	(2,607)	(2,385)	(4,992)
Tax benefit of stock option plans	11,163	—	11,163
Other	—	(147)	(147)
September 30, 2011	$3,481,557	$12,580	$3,494,137

12.	Segment Information
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

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other (1)	Consolidated
Three Months Ended September 30, 2012
Total revenues
Third party	$1,503,217	$298,569	$7,986	$1,809,772
Intersegment	410	6,419	(6,829)	—
Total	$1,503,627	$304,988	$1,157	$1,809,772

Segment profitability	$464,198	$130,268	$(264,553)	$329,913

Nine Months Ended September 30, 2012
Total revenues
Third party	$4,413,664	$659,591	$20,462	$5,093,717
Intersegment	1,154	30,090	(31,244)	—
Total	$4,414,818	$689,681	$(10,782)	$5,093,717

Segment profitability	$1,296,221	$246,915	$(709,043)	$834,093

Three Months Ended September 30, 2011
Total revenues
Third party	$1,361,462	$214,294	$—	$1,575,756
Intersegment	398	17,118	(17,516)	—
Total	$1,361,860	$231,412	$(17,516)	$1,575,756

Segment profitability	$393,985	$92,084	$(220,161)	$265,908

Nine Months Ended September 30, 2011
Total revenues
Third party	$4,153,365	$445,225	$—	$4,598,590
Intersegment	1,200	51,402	(52,602)	—
Total	$4,154,565	$496,627	$(52,602)	$4,598,590

Segment profitability	$1,214,524	$169,729	$(626,200)	$758,053
____________

(1)
Includes certain corporate general and administrative and research and development expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments. Additionally, included in the Corporate/Other segment for the three and nine months ended September 30, 2012 are the operating results of the Company’s clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the IRC.

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
Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case is now proceeding before the District Court. Plaintiffs sought to voluntarily dismiss self-funded customers whose presence destroys the District Court’s diversity jurisdiction, and moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. On October 24, 2012, the District Court ordered plaintiffs to provide information regarding proof of citizenship for certain self-funded customers and the parties to conduct jurisdictional discovery as to the citizenship of the remaining self-funded customers.
In connection with the Company’s appeal of the judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million. On May 30, 2012, the District Court ordered the amount of the surety bond reduced to $66.6 million to reflect the approximate remittitur amount requested by the plaintiffs.
Pricing and Medicaid Litigation
Beginning in September 2003, Mylan, MPI and/or Mylan Institutional Inc. (formerly known as UDL Laboratories, Inc. and “MII”), a wholly-owned subsidiary of the Company, together with many other pharmaceutical companies, have been

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or MII have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Mylan and its subsidiaries have denied liability and are defending each of these actions vigorously.
In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, MII and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and MII were added as parties in February 2001. The claims against Mylan, MPI, MII and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and MII in the various pending pricing litigations. In addition, Mylan has reached settlements of the Alabama, Alaska, California (including the “federal share”), Florida, Hawaii, Idaho, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, New York state and county, South Carolina, and Utah state actions. The Company has also reached an agreement in principle to settle the Oklahoma action, which is contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and is vigorously defending itself in those actions. The Company had accrued approximately $115.0 million at December 31, 2011. As a result of settlement payments of approximately $82.6 million and additional accruals of approximately $20.0 million during the nine months ended September 30, 2012, the Company has a remaining accrual of approximately $55.0 million at September 30, 2012. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.
Dey (now known as Mylan Specialty, L.P. and “Mylan Specialty”), a wholly-owned subsidiary of the Company, was named as a defendant in several class actions brought by consumers and third-party payors. Mylan Specialty has reached a settlement of these class actions, which has been approved by the court and all claims have been dismissed. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Dey was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Dey completed a settlement of this action in December 2010. These cases all have generally alleged that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims.
Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for these claims and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Condensed Consolidated Statements of Operations. At September 30, 2012, the Company has accrued approximately $67.9 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.
Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

generic drugs, seeking approval to market a generic Modafinil product. These actions allege violations of federal and state laws in connection with the defendants’ settlement of patent litigation relating to Modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Fact discovery closed on February 11, 2011. No date has been set for briefing on dispositive motions. The case has been suspended in light of petitions for writ of certiorari currently before the U.S. Supreme Court in In RE: K-Dur Antitrust Litigation and FTC v. Watson Pharms Inc., et al. (Androgel Litigation). Mylan is defending each of these actions vigorously.
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
FTC Minocycline Inquiry
On May 1, 2012, the FTC issued a civil investigative demand to Mylan pertaining to an investigation being conducted to determine whether Medicis Pharmaceutical Corporation, Mylan, and/or other generic companies engaged in unfair methods of competition with regard to Medicis’ branded Solodyn products and generic Solodyn products, as well as the 2010 settlement of Medicis’ patent infringement claims against Mylan and Matrix Laboratories Ltd. (now known as Mylan Laboratories Ltd). Mylan is cooperating with the FTC and is in the process of responding to the requests for information.
Massachusetts EpiPen Advertising Inquiry
On July 27, 2012, the Massachusetts Attorney General’s office issued a civil investigation demand to Mylan Specialty, regarding the marketing and sale of EPIPEN® and EPIPEN Jr auto-injectors in the Commonwealth of Massachusetts, seeking information about an EPIPEN® auto-injector television commercial. Mylan is cooperating with the Attorney General’s Office and is in the process of responding to the Attorney General’s request for information.
Digitek® Recall
On April 25, 2008, Actavis Totowa LLC, a division of Actavis Group, announced a voluntary, nationwide recall of all lots and all strengths of Digitek (Digoxin tablets USP). Digitek was manufactured by Actavis and distributed in the United States by MPI and MII. The Company has tendered its defense and indemnity in all lawsuits and claims arising from this event to Actavis, and Actavis has accepted that tender, subject to a reservation of rights. Following the recall, approximately 1,000 lawsuits were filed against Mylan, MII and Actavis. Actavis has settled all of the pending lawsuits. Mylan and MII did not contribute monetarily to the settlements, but were dismissed with prejudice from settled cases.
EU Commission Proceedings
On or around July 8, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited), and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the European Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Les Laboratories Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Limited, Mylan Inc., Niche Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V., and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Limited intend to respond to the Statement of Objections and vigorously defend themselves against allegations contained therein.
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
On March 19, 2010, Mylan and Generics [U.K.] Ltd., a wholly-owned subsidiary of the Company, received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. A Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy on July 25, 2012. Generics [U.K.] Limited intends to respond to the Statement of Objections and vigorously defend itself against allegations contained therein.
U.K. Office of Fair Trading
On August 12, 2011, Generics [U.K.] Ltd. received notice that the Office of Fair Trading was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. Generics [U.K.] Ltd. has produced documents and information and continues to respond to additional requests for information in connection with this inquiry and is continuing to cooperate with the investigation. No statement of objections has been filed in connection with this investigation.
Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its fentanyl transdermal system, phenytoin, alendronate and Amnesteem®. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. During 2010, the Company accrued $41.0 million in connection with certain settlements and certain remaining claims. The Company has paid approximately $21.9 million during the nine months ended September 30, 2012 and approximately $15.0 million during the year ended December 31, 2011.
There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.
Intellectual Property
On April 16, 2012, the Federal Circuit reversed and vacated a judgment of invalidity by the United States District Court for the District of Delaware in a patent infringement lawsuit by Eurand, Inc. (now known as Aptalis Pharmatech, Inc.), Cephalon, Inc., and Anesta AG against Mylan Inc. and MPI in relation to MPI’s abbreviated new drug application for extended-release cyclobenzaprine hydrochloride. On May 12, 2011, the District Court found, after trial, the patents-in-suit invalid as obvious. On May 13, 2011, MPI launched its cyclobenzaprine hydrochloride extended-release capsules. Plaintiffs appealed the District Court’s finding of obviousness to the Federal Circuit, and on May 24, 2011, the District Court issued an injunction order enjoining Mylan from selling any additional cyclobenzaprine products pending the Federal Circuit’s decision. Plaintiffs were required to post a $10.0 million bond. Mylan appealed the District Court’s injunction and filed a motion to stay the injunction pending resolution of the appeal. On May 25, 2011, the Federal Circuit temporarily stayed the injunction pending full briefing on Mylan’s motion to stay. On July 7, 2011, the Federal Circuit reinstated the injunction preventing further sales pending a decision on the appeal. On April 16, 2012, the Federal Circuit reversed and vacated the District Court’s invalidity judgment and dismissed without prejudice Mylan’s appeal of the injunction. The injunction will remain in place for 45-days post-mandate, or until further order of the District Court, whichever occurs sooner. The Company filed a petition for rehearing en banc and on July 25, 2012, the petition was denied. The Company filed a petition for certiorari to the United States Supreme Court on October 23, 2012.
In these and other situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts (i.e., an “at-risk launch” situation). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in cases involving an “at-risk launch” could have a material adverse effect on our

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

financial position, including our results of operations and cash flows.
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
Other Commitments
Effective April 16, 2012, the Company entered into a five-year collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO which agreement governs certain production and maintenance employees at the Company’s largest manufacturing site in Morgantown, West Virginia. In conjunction with the new collective bargaining agreement, the Company notified the trustees of the PACE Industry Union-Management Pension Fund, (the “Plan”), of its intention to withdraw from the Plan. The withdrawal is estimated to result in an aggregate withdrawal liability of approximately $15.4 million, which has been accrued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company”, “Mylan”, “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three and nine months ended September 30, 2012 and the interim cash flows for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
Pfizer Japan Collaboration Agreement
On August 22, 2012, the Company and Pfizer Japan Inc. (“Pfizer Japan”) announced a definitive agreement to establish an exclusive long-term strategic collaboration to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, the Company and Pfizer Japan will continue to operate separate legal entities in Japan, but will collaborate on current and future generic products, sharing the costs and profits resulting from the collaboration. The Company’s responsibilities primarily consist of managing operations, including research and development and manufacturing. Pfizer Japan’s responsibilities under the agreement primarily consist of the commercialization of the combined generics portfolio and managing a combined marketing and sales effort. The transaction remains subject to the satisfaction of certain closing conditions.
Financial Summary
For the three months ended September 30, 2012, Mylan reported total revenues of $1.81 billion compared to $1.58 billion for the three months ended September 30, 2011. This represents an increase in revenues of $234.0 million, or 14.8%. Consolidated gross profit for the current quarter was $788.5 million, compared to $658.4 million in the comparable prior year period, an increase of $130.1 million, or 19.8%. For the current quarter, earnings from operations were $329.9 million, compared to $265.9 million for the three months ended September 30, 2011, an increase of $64.0 million, or 24.1%.

Net earnings attributable to Mylan Inc. common shareholders increased $54.6 million, or 34.8%, to $211.3 million for the three months ended September 30, 2012 compared to $156.7 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. increased from $0.36 to $0.51 for the three months ended September 30, 2012 compared to the prior year comparable period.
For the nine months ended September 30, 2012, Mylan reported total revenues of $5.09 billion compared to $4.60 billion for the nine months ended September 30, 2011. This represents an increase in revenues of $495.1 million, or 10.8%. Consolidated gross profit for the nine months ended September 30, 2012 was $2.15 billion, compared to $1.92 billion in the same prior year period, representing an increase of $235.2 million, or 12.3%. For the nine months ended September 30, 2012, earnings from operations were $834.1 million, compared to $758.1 million for the nine months ended September 30, 2011, an increase of $76.0 million, or 10.0%.
Net earnings attributable to Mylan Inc. common shareholders increased $71.6 million, or 17.6%, to $478.9 million for the nine months ended September 30, 2012 compared to $407.3 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. increased from $0.92 to $1.13 for the nine months ended September 30, 2012 compared to the prior year comparable period. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”

Results of Operations

Three Months Ended September 30, 2012, Compared to Three Months Ended September 30, 2011
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $1.81 billion compared to $1.58 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.79 billion compared to $1.57 billion for the same prior year period, representing an increase of $217.5 million, or 13.8%. Other third party revenues for the current quarter were $19.9 million compared to $3.4 million in the same prior year period, an increase of $16.5 million. Other revenues for the three months ended September 30, 2012 include $8.0 million of revenue related to our clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the Internal Revenue Code (“IRC”), which we acquired at the end of 2011.
Mylan’s current quarter revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s Euro-denominated subsidiaries, as well as the currencies of Mylan’s subsidiaries in India, Australia and Japan. The unfavorable impact of foreign currency translation on current quarter total revenues was approximately $74 million, or 5%. New product launches totaled approximately $299 million. On a constant currency basis, revenues from existing products decreased approximately $8 million, which included a decline in pricing, principally within Generics, of approximately $71 million. Almost fully offsetting this decline was an increase in volume in both Generics and Specialty.
Cost of sales for the three months ended September 30, 2012 was $1.02 billion, compared to $917.4 million in the prior year. Cost of sales for the current quarter is impacted by the amortization of acquired intangible assets, and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $160.0 million, which includes an in-process research and development (“IPR&D”) asset impairment charge of $41.6 million. Current quarter cost of sales includes the cost of goods sold by our clean energy investment subsidiary of $10.7 million. Prior year cost of sales included similar purchase accounting and restructuring other special items in the amount of $105.5 million, including a $16.2 million IPR&D asset impairment charge. The increase in current year purchase accounting and restructuring and other special items is principally the result of severance programs for certain production employees, the IPR&D impairment charge noted above and costs associated with the ratification of a new collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO (the “Union”), which agreement governs certain employees at our Morgantown, WV manufacturing site, including the estimated withdrawal obligation from a multi-employer pension plan. Excluding these amounts, cost of sales in the current quarter increased to $861.2 million from $811.9 million, corresponding to the increase in sales and higher production volumes.
Gross profit for the three months ended September 30, 2012 was $788.5 million, and gross margins were 43.6%. For the three months ended September 30, 2011, gross profit was $658.4 million, and gross margins were 41.8%. Excluding the purchase accounting and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 52% in the three months ended September 30, 2012 and 48% in the three months ended September 30, 2011. This increase in gross margin was the result of new product introductions in the current quarter, which increased gross margins by approximately 450 basis points and favorable pricing and volume on the EPIPEN® auto-injector in our Specialty segment, the impact of which was approximately 125 basis points . These increases were partially offset by lower gross margins on existing products principally as a result of unfavorable pricing in Generics.
From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 33% of total revenues in the three months ended September 30, 2012.
Generics Segment
For the current quarter, Generics third party net revenues were $1.50 billion compared to $1.36 billion in the comparable prior year period, an increase of $137.4 million, or 10.1%. Translating Generics third party net revenues for the current quarter at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $211 million, or 16%. Generics sales are derived primarily in or from North America, Europe, the Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan and New Zealand (collectively, “Asia Pacific”).
Third party net revenues from North America were $831.0 million for the current quarter, compared to $697.0 million for the comparable prior year period, representing an increase of $134.0 million, or 19.2%. The increase in current quarter third party net revenues was driven by new product launches, partially offset by lower sales of existing products. The effect of foreign currency translation was insignificant within North America.
The increase in current quarter third party net revenues from new product launches totaled approximately $258 million. Products generally contribute most significantly to revenues and gross margins at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results. The most significant new product launched in the current quarter was Valsartan and Hydrochlorothiazide Tablets USP. This product is the generic version of Novartis’ Diovan HCT® Tablets, which are indicated for the treatment of hypertension.
The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control. The decrease in existing products was due to both unfavorable pricing and volume.
Third party net revenues from EMEA were $325.6 million for the three months ended September 30, 2012, compared to $350.9 million for the comparable prior year period, a decrease of $25.3 million, or 7.2%. Translating current quarter third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year increase in third party net revenues, excluding the effect of foreign currency, of approximately $12 million, or 3%. This increase was the result of an increase in revenues in France and Italy of approximately 9% and 17%, respectively. Partially offsetting these increases was unfavorable pricing in a number of European markets in which Mylan operates as a result of competitive market conditions.
Local currency revenues from Mylan’s business in France increased as compared to the prior year as a result of the impact of favorable volumes on new and existing products partially offset by lower pricing due to government-imposed pricing reductions and an increasingly competitive market. Despite these conditions, our market share in France remained relatively stable in the third quarter of 2012, and we remain the market leader.
In Italy, excluding the effect of foreign currency, third party net revenues increased approximately 17% as a result of successful product launches and increased market penetration, which has favorably affected sales volume. Italy is one of the fastest growing markets in Europe. Our growth in Italy outpaced the market in terms of both volume and sales value. In Spain, excluding the effect of foreign currency, third party net revenues increased approximately 5%. Volume growth in Spain on new and existing products offset the unfavorable impact of government-imposed pricing reductions.
In addition to France, Spain and Italy, certain other markets in which we do business have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets, which appear to favor generic products, could help to offset some of this unfavorable effect by potentially increasing rates of generic substitution.
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

In Asia Pacific, third party net revenues were $339.2 million for the three months ended September 30, 2012, compared to $310.6 million for the comparable prior year period, an increase of $28.6 million, or 9.2%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, net third party revenues would have increased by approximately $64 million, or 21%. This increase is primarily driven by higher third party sales by our operations in India, with growth in third party sales in Japan and New Zealand also contributing, partially offset by lower sales in Australia.
The increase in third party net revenues by our operations in India is due to significant growth, excluding the effect of foreign currency, in sales of anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS and significant growth in API sales. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $68.1 million for the three months ended September 30, 2012, compared to $48.4 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.
In Japan, third party net revenues, excluding the effect of foreign currency, increased as a result of higher volumes, which served to offset the impact of government-imposed price reductions which took place in 2012. In Australia, sales were negatively impacted by the most significant government-imposed pricing reform in the country’s history, partially offset by new product sales. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the current quarter, Specialty reported third party net revenues of $294.1 million, an increase of $80.1 million, or 37.4%, from the comparable prior year period of $213.9 million. The increase was the result of higher sales of the EPIPEN® auto-injector, which is used in the treatment of severe allergic reactions (anaphylaxis). The EPIPEN® auto-injector is the number one prescribed epinephrine auto-injector. The market continues to grow as awareness of the risk of anaphylaxis increases.
Operating Expenses
Research & Development Expense
Research and development expense (“R&D”) for the three months ended September 30, 2012 was $108.3 million, compared to $70.8 million in the same prior year period, an increase of $37.4 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs as well as the timing of internal and external product development projects.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $342.4 million, compared to $319.4 million for the same prior year period, an increase of $23.0 million. Primary factors contributing to the increase in SG&A include an increase in payroll and related employee benefit costs of approximately $11 million, including costs for retirement and post-employment programs and increased marketing costs of approximately $9 million principally within our Specialty Segment.
Litigation Settlements, net
During the three months ended September 30, 2012, the Company recorded a $8.0 million charge, net, for litigation settlements. The net charge in litigation settlements was principally the result of patent infringement matters in the United States and the United Kingdom.
Interest Expense
Interest expense for the three months ended September 30, 2012 totaled $76.1 million, compared to $85.8 million for the three months ended September 30, 2011. The decrease is primarily due to lower interest expense on variable rate debt instruments. Included in interest expense is the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes, which totals $5.8 million for the current quarter and $12.6 million for the same prior year period. Also included in interest expense for the current quarter is $8.3 million of accretion of our contingent consideration liability related to certain acquisitions.

Other Income, net
Other income, net, was $10.9 million in the current quarter compared to $12.1 million in the comparable prior year period. Other income, net, includes certain foreign exchange transaction gains and losses and interest and dividend income.

Nine Months Ended September 30, 2012, Compared to Nine Months Ended September 30, 2011
Total Revenues and Gross Profit
For the nine months ended September 30, 2012, Mylan reported total revenues of $5.09 billion compared to $4.60 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current period were $5.04 billion compared to $4.58 billion for the same prior year period, representing an increase of $461.7 million, or 10.1%. Other third party revenues for the current period were $52.8 million compared to $19.4 million in the same prior year period, an increase of $33.4 million. Other revenues for the nine months ended September 30, 2012 include $20.4 million of revenue related to our clean energy investment subsidiary.
Mylan’s revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s Euro-denominated subsidiaries, as well as the currencies of Mylan’s subsidiaries in India and Australia, for the nine-month period. The unfavorable impact of foreign currency translation on total revenues was approximately $172 million, or 4%, for the nine-month period. New product launches totaled approximately $783 million. On a constant currency basis, revenues from existing products decreased approximately $150 million, which included a decline in pricing of approximately $237 million, which was partially offset by increased volumes.
Cost of sales for the nine months ended September 30, 2012 was $2.94 billion, compared to $2.68 billion in the prior year. Cost of sales for the current period is impacted by the amortization of acquired intangible assets, and restructuring and other special items primarily associated with purchase accounting as described further in the section titled “Adjusted Earnings.” These items totaled approximately $386.2 million, which includes an IPR&D asset impairment charge of $41.6 million. Current period cost of sales includes the cost of goods sold by our clean energy investment subsidiary of $26.5 million. Prior year cost of sales included similar purchase accounting and restructuring and other special items in the amount of $285.7 million, including a $16.2 million IPR&D asset impairment charge. The increase in current year purchase accounting and restructuring and other special items is principally the result of severance programs for certain production employees, the IPR&D impairment charge noted above and costs associated with the ratification of a new collective bargaining agreement with the Union, including the estimated withdrawal obligation from a multi-employer pension plan. Excluding these amounts, cost of sales increased to $2.55 billion from $2.39 billion, corresponding to the increase in sales and higher production volumes.
Gross profit for the nine months ended September 30, 2012 was $2.15 billion, and gross margins were 42.3%. For the nine months ended September 30, 2011, gross profit was $1.92 billion, and gross margins were 41.7%. Excluding the purchase accounting and other special items discussed in the preceding paragraph, gross margins would have been approximately 50% in the nine months ended September 30, 2012 and 48% in the nine months ended September 30, 2011. This increase in gross margin was primarily the result of new product introductions in the current year, which increased gross margins by approximately 320 basis points, as well as favorable pricing and volume on the EPIPEN® auto-injector in our Specialty segment, the impact of which was approximately 120 basis points. These increases were partially offset by lower gross margins on existing products principally as a result of unfavorable pricing.
From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 30% of total revenues in the nine months ended September 30, 2012.
Generics Segment
For the nine months ended September 30, 2012, Generics third party net revenues were $4.39 billion compared to $4.14 billion in the comparable prior year period, an increase of $249.5 million, or 6.0%. Translating Generics third party net revenues for the current period at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $421 million, or 10%.
Third party net revenues from North America were $2.45 billion for the nine months ended September 30, 2012, compared to $2.12 billion for the comparable prior year period, representing an increase of $332.5 million, or 15.7%. The increase in current year net revenues was driven by new product launches, partially offset by unfavorable volume and pricing on existing products. The effect of foreign currency translation was insignificant within North America.
The increase in current period third party net revenues from new product launches totaled approximately $685 million. Products generally contribute most significantly to revenues and gross margins at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results. The most significant new products launched in the current year include Escitalopram Tablets USP, 5 mg, 10 mg and 20 mg, the first equivalent product to Forest Laboratories’ Lexapro®, Valsartan and Hydrochlorothiazide Tablets USP, the generic version of Novartis’ Diovan HCT® Tablets, which are indicated for the treatment of hypertension, and Doxycycline Hyclate Delayed-release (DR) Tablets USP, 150 mg, the generic version of Mayne Pharma's Doryx® 150 mg product that is marketed by Warner Chilcott.
The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control. The decrease in existing products was due to both unfavorable volume and pricing.
Third party net revenues from EMEA were $987.9 million for the nine months ended September 30, 2012, compared to $1.12 billion for the comparable prior year period, a decrease of $130.8 million, or 11.7%. Translating nine-month period third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year decrease in third party net revenues of approximately $41 million, or 4%. This decrease was the result of competitive market conditions, which resulted in lower pricing in a number of European markets in which Mylan operates.
Local currency revenues from Mylan’s business in France decreased as compared to the prior year as a result of the impact of lower pricing due to government-imposed pricing reductions and an increasingly competitive market, partially offset by new product launches and higher volumes on existing products. Despite these conditions, our market share in France remained relatively stable in the current period, and we remain the market leader.
In Italy, excluding the effect of foreign currency, third party net revenues increased approximately 15% as a result of successful product launches and increased market penetration, which has favorably affected sales volume. Italy is one of the fastest growing markets in Europe. Our growth in Italy outpaced the market in terms of both volume and sales value. In Spain, excluding the effect of foreign currency, third party net revenues increased approximately 5%.
In addition to France, Spain and Italy, certain other markets in which we do business have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets, which appear to favor generic products, could help to offset some of this unfavorable effect by potentially increasing rates of generic substitution.
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
In Asia Pacific, third party net revenues were $945.4 million for the nine months ended September 30, 2012, compared to $897.6 million for the comparable prior year period, an increase of $47.8 million, or 5.3%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, the increase was approximately $125 million, or 14%. This increase is primarily driven by higher third party sales by our operations in India, with growth in third party sales in Japan, partially offset by lower sales in Australia.
The increase in third party net revenues by our operations in India is due to significant growth, excluding the effect of foreign currency, in sales of ARV FDF generic products, which are used in the treatment of HIV/AIDS and significant growth in API sales. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $201.1 million for the nine months ended September 30, 2012, compared to $158.5 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.
In Japan, third party net revenues, excluding the effect of foreign currency, were favorably impacted by higher volumes, which served to offset the impact of government-imposed price reductions that took place in the first quarter of 2012. In Australia, sales were negatively impacted, both in terms of pricing and volume, by the most significant government-imposed pricing reform in the country’s history. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the nine months ended September 30, 2012, Specialty reported third party net revenues of $654.8 million, an increase of $212.2 million, or 47.9%, from the comparable prior year period of $442.7 million. The increase was the result of higher sales of the EPIPEN® auto-injector, which is used in the treatment of severe allergic reactions (anaphylaxis). The EPIPEN® auto-injector is the number one prescribed epinephrine auto-injector. The market continues to grow as awareness of the risk of anaphylaxis increases.
Operating Expenses
Research & Development Expense
R&D for the nine months ended September 30, 2012 was $283.6 million, compared to $218.7 million in the same prior year period, an increase of $64.9 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs as well as the timing of internal and external product development projects.
Selling, General & Administrative Expense
SG&A for the nine months ended September 30, 2012 was $1.04 billion, compared to $913.6 million for the same prior year period, an increase of $124.8 million. Primary factors contributing to the increase in SG&A include an increase in certain payroll and related employee benefit costs of approximately $58 million, increased selling and marketing and related costs of approximately $33 million principally within our Specialty Segment and the fair value adjustment related to the contingent consideration liability of approximately $8.0 million.
Litigation Settlements, net
During the nine months ended September 30, 2012, the Company recorded a $2.1 million net gain for litigation settlements. The net gain in litigation settlements was principally the result of a favorable settlement of the Levalbuterol patent infringement matter, which resulted in an $18 million reduction of a previously established accrual and the receipt of a net payment of approximately $16 million related to a separate patent infringement matter. These items were partially offset by a $20 million charge related to existing pricing litigation matters and other patent infringement matters.
Interest Expense
Interest expense for the nine months ended September 30, 2012 totaled $234.1 million, compared to $254.8 million for the nine months ended September 30, 2011. The decrease is primarily due to lower interest expense on variable rate debt instruments. Included in interest expense is the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes, which totals $23.3 million for the current period and $36.8 million for the same prior year period. Also included in interest expense for the current period is $24.0 million of accretion of our contingent consideration liability related to certain acquisitions.
Other Income, net
Other income, net, was $13.1 million in the nine months ended September 30, 2012 compared to $22.5 million in the comparable prior year period. Other income, net, includes certain foreign exchange transaction gains and losses and interest and dividend income.

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
The significant items excluded from Adjusted Earnings and Adjusted EPS include:
Acquisition-Related Items
Adjusted Earnings and Adjusted EPS exclude the ongoing impact of certain amounts recorded in connection with acquisitions. These amounts include the amortization of intangible assets and inventory step-up, as well as intangible asset impairment charges and the accretion and fair value adjustments related to contingent consideration. Amounts also include integration costs, as well as other costs associated with acquisitions, such as severance costs, which are not part of a formal restructuring program. These costs are excluded because management believes that excluding these costs is helpful for understanding the underlying operational performance of the business.
Restructuring and Other Special Items
Adjusted Earnings and Adjusted EPS exclude costs related to restructuring and other actions as applicable. These amounts include items such as employee separation costs, exit costs and accelerated depreciation associated with facilities to be closed or divested. The Company has undertaken restructurings of different types during the covered periods and therefore these charges should not be considered non-recurring; however, management excludes these amounts from Adjusted Earnings and Adjusted EPS because it believes it is helpful for understanding the underlying operational performance of the business. Also excluded from Adjusted Earnings and Adjusted EPS are the operating results of the Company’s clean energy investment subsidiary, whose activities qualify for tax credits under section 45 of the IRC; only included is the net tax effect of the subsidiary’s activities.
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

A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except per share amounts)	2012		2011		2012		2011
GAAP net earnings attributable to Mylan Inc. and diluted GAAP EPS	$211.3	$0.51	$156.7	$0.36	$478.9	$1.13	$407.3	$0.92
Purchase accounting related amortization (included in cost of sales) (a)	130.6		104.1		308.9		278.1
Litigation settlements, net	8.0		2.2		(2.0)		28.5
Interest expense, primarily amortization of convertible debt discount	6.6		12.6		27.2		36.8
Non-cash accretion and fair value adjustments of contingent consideration liability	8.0		—		32.0		—
Clean energy investment subsidiary revenue (b)	(8.0)		—		(20.4)		—
Restructuring & other special items included in:
Cost of sales	29.4		1.4		77.3		7.6
Research and development expense	4.2		2.2		7.0		3.0
Selling, general and administrative expense	18.8		11.8		66.2		36.8
Other income, net	(0.1)		—		1.0		(1.2)
Tax effect of the above items and other income tax related items	(67.5)		(53.2)		(156.3)		(130.2)
Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$341.3	$0.83	$237.8	$0.55	$819.8	$1.94	$666.7	$1.51
Weighted average diluted common shares outstanding	411.6		431.6		422.8		441.8
____________

(a)
Purchase accounting related amortization expense for the three and nine months ended September 30, 2012 and 2011 includes in-process research and development asset impairment charges of $41.6 million and $16.2 million, respectively.

(b)
Adjustment represents exclusion of revenue related to our ownership of a clean energy investment subsidiary, the activities of which qualify for tax credits under section 45 of the Internal Revenue Code. Amount is included in other revenue.

Net earnings attributable to Mylan Inc. increased $54.6 million, or 34.8%, to $211.3 million for the three months ended September 30, 2012 as compared to $156.7 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. increased from $0.36 to $0.51 for the three months ended September 30, 2012 compared to the prior year comparable period. Adjusted earnings increased $103.5 million, or 43.5%, to $341.3 million for the three months ended September 30, 2012 as compared to adjusted earnings of $237.8 million for the prior year comparable period. Adjusted diluted earnings per common share attributable to Mylan Inc. increased from $0.55 to $0.83 for the three months ended September 30, 2012 compared to the prior year comparable period.
Net earnings attributable to Mylan Inc. increased $71.6 million, or 17.6%, to $478.9 million for the nine months ended September 30, 2012 as compared to $407.3 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. increased from $0.92 to $1.13 for the nine months ended September 30, 2012 compared to the prior year comparable period. Adjusted earnings increased $153.1 million, or 23.0%, to $819.8 million for the nine months ended September 30, 2012 as compared to adjusted earnings of $666.7 million for the prior year comparable period. Adjusted diluted earnings per common share attributable to Mylan Inc. increased from $1.51 to $1.94 for the nine months ended September 30, 2012 compared to the prior year comparable period.
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

Net cash provided by operating activities increased by $226.0 million to $652.3 million for the nine months ended September 30, 2012, as compared to net cash provided by operating activities of $426.3 million for the nine months ended September 30, 2011. The net increase in cash provided by operating activities was principally due to the following:

•
an increase in net earnings combined with a net increase in the amount of non-cash expenses of $179.0 million as a result of increased expenses for depreciation and amortization, stock compensation, post employment programs, including severance, and the accretion and fair value adjustments related to the contingent consideration liability;

•	a net decrease in the amount of cash used for accounts receivable, including estimated sales allowances, of $87.1 million reflecting the timing of sales and cash collections;

•	a net decrease of $60.1 million in the amount of cash used through changes in inventory balances; and

•	a net decrease in the amount of cash used through changes in trade accounts payable of $27.3 million as a result of the timing of cash payments.
These items were offset by the following:

•	a net decrease in the amount of cash used through changes in income taxes of $40.4 million as a result of the level of estimated tax payments made during the current year; and

•
a net decrease in legal and professional accruals of $97.0 million ($232.7 million at December 31, 2011, as compared to $135.7 million at September 30, 2012), primarily as a result of litigation payments.

Cash used in investing activities was $212.2 million for the nine months ended September 30, 2012, as compared to $153.1 million for the nine months ended September 30, 2011, an increase of $59.2 million. Capital expenditures, primarily for equipment, were approximately $159.9 million in the current period. The decrease as compared to 2011 is the result of the timing of expenditures. While there can be no assurance that current expectations will be realized, capital expenditures for the 2012 calendar year are expected to be approximately $300 million.
Also during the nine months ended September 30, 2012, the Company paid approximately $70 million to acquire product rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals in the first quarter. This cash outflow is included in other investing activities on the Condensed Consolidated Statements of Cash Flows.
Cash used in financing activities was $485.3 million for the nine months ended September 30, 2012, as compared to $412.3 million for the nine months ended September 30, 2011. During the nine months ended 2012, we repaid our $600 million Senior Convertible Notes, which matured in March 2012, and funded the quarterly payments on the U.S. Term Loans as required under the Senior Credit Agreement. Net borrowings under our Revolving Facility totaled $340 million, and in addition, we borrowed $300 million under our Receivables Facility. The proceeds of these borrowings were principally utilized to fund the Senior Convertible Note payment and the share repurchase program described below.
During the nine months ended September 30, 2012, the Company completed a share repurchase program by purchasing approximately 23.4 million shares of common stock for approximately $500 million. During the nine months ended September 30, 2011, the Company repurchased approximately 14.8 million shares of common stock for approximately $350 million.
The Company has approximately $23 million of long-term debt due for the remainder of 2012 and approximately $93.8 million due in 2013. Our current intention is to repay such amounts at maturity using available liquidity.
As of September 30, 2012, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the September 30, 2012 period was more than 130% of the applicable conversion reference price of $13.32, the $575 million of Cash Convertible Notes were convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently $75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge. Should holders elect to convert, we intend to draw on our revolving credit facility to fund any principal payments. The facility is a secured revolving credit agreement expiring in November 2016.
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
At September 30, 2012 and December 31, 2011, we had $62.8 million and $79.8 million outstanding under existing letters of credit. Additionally, as of September 30, 2012, we had $104.9 million available under the $125 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.
Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at notional amounts at September 30, 2012 are as follows for each of the periods ending December 31:

(In thousands)	U.S. Term Loans	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	Revolving Facility	Total
2012	$23,438	$—	$—	$—	$—	$—	$23,438
2013	93,750	—	—	—	—	—	93,750
2014	125,000	—	—	—	—	—	125,000
2015	187,500	575,000	—	—	—	—	762,500
2016	750,000	—	—	—	—	340,000	1,090,000
Thereafter	—	—	550,000	800,000	1,000,000	—	2,350,000
Total	$1,179,688	$575,000	$550,000	$800,000	$1,000,000	$340,000	$4,444,688

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
In February 2012, the Company entered into a receivable securitization facility (the “Receivables Facility”) of up to $300 million, which was expanded to $400 million in July 2012. Pursuant to the terms of the Receivables Facility, the Company transfers certain of its domestic receivables, on an ongoing basis, to Mylan Securitization LLC (“Mylan Securitization”), a wholly-owned bankruptcy remote subsidiary. In turn, from time to time, Mylan Securitization sells its interests in such receivables, related assets and collections to certain conduit purchasers, committed purchasers and letter of credit issuers in exchange for cash or letters of credit. Mylan Securitization maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold. Any amounts outstanding under the facility are recorded as a secured loan, and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. At September 30, 2012, there were $300 million of short-term borrowings outstanding under the Receivables Facility. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to a maximum of $500 million.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties.

The most significant of these relates to the potential future consideration related to the Respiratory Delivery Platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The amount of contingent consideration accrued was $401.4 million and $376.1 million at September 30, 2012 and December 31, 2011, respectively. In addition, the Company expects to incur approximately $30 million to $40 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
The fair value measurement of contingent consideration is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at September 30, 2012 and December 31, 2011, which was calculated as the present value of the estimated future net cash flows using a market rate of return at September 30, 2012. Discount rates ranging from 3.3% to 10.4% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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
Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the nine months ended September 30, 2012 and 2011, our top ten products in terms of sales, in the aggregate, represented approximately 30% and 23%, respectively, of our consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.
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
In February 2012, President Obama submitted his budget to Congress and released his framework for business tax reform. While the President’s budget proposal was defeated in Congress, it included measures which would defer the deduction of interest expense related to deferred income; determine the foreign tax credit on a pooling basis; tax currently excess returns associated with transfers of intangibles offshore; and limit earnings stripping by expatriated entities. In addition, proposals were made to encourage manufacturing in the U.S., including reduced rates of tax and increased deductions related to manufacturing. We cannot determine whether these proposals will be modified or enacted, whether other proposals unknown at this time will be made or the extent to which the corporate tax rate might be reduced and ameliorate the adverse impact of some of these proposals. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.
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

10.1
Amendment No. 2 to Receivables Purchase Agreement, dated as of September 24, 2012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

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
October 25, 2012

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
October 25, 2012

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting
Officer and Corporate Controller
(Principal Accounting Officer)
October 25, 2012

EXHIBIT INDEX

10.1
Amendment No. 2 to Receivables Purchase Agreement, dated as of September 24, 2012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

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