Form 10-K
period 2012-12-31
MYLAN INC.
filed 2013-02-28
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑      No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐      No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑      No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $8,624,667,439.
The number of shares outstanding of common stock of the registrant as of February 25, 2013, was 395,550,874.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2012.
III

MYLAN INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2012

PART I

ITEM 1.	Business

Mylan Inc. along with its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”) is a fully integrated global pharmaceutical company that develops, licenses, manufactures, markets and distributes generic, branded generic and specialty pharmaceuticals. Mylan ranks among the leading generic and specialty pharmaceutical companies in the world and provides products to customers in approximately 140 countries and territories. We maintain one of the industry’s broadest and highest quality product portfolios, supported by a robust product pipeline and one of the world’s largest vertically integrated active pharmaceutical ingredient (“API”) operations. Additionally, we operate a specialty business which is focused on respiratory, allergy and psychiatric therapies. Mylan was incorporated in Pennsylvania in 1970.

Overview
Throughout its history, Mylan has been recognized as a leader in the United States (“U.S.”) generic pharmaceutical market. Since 2007, Mylan has transformed itself and today is one of the largest generic and specialty pharmaceuticals companies in the world in terms of revenue. This transformation has taken place through organic growth and external expansion. Our leadership position in the U.S. generic pharmaceutical industry is the result of our ability to obtain Abbreviated New Drug Application (“ANDA”) approvals, as well as our reliable and high quality supply chain. Through the acquisitions of Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited), Merck KGaA’s generics and specialty pharmaceutical business (the “former Merck Generics business”), Bioniche Pharma Holdings Limited (“Bioniche Pharma”) and Pfizer Inc.’s (“Pfizer’s”) respiratory delivery platform, we have created a horizontally and vertically integrated platform with global scale, augmented our diversified product portfolio and further expanded our range of capabilities, all of which we believe position us well for the future.

In addition to the U.S., Mylan has a robust worldwide commercial presence in the generic pharmaceutical market, including leadership positions in France and Australia and several other key European and Asia Pacific markets, as well as a leading branded specialty pharmaceutical business focusing on respiratory, allergy and psychiatric products.

Currently, Mylan markets a global portfolio of approximately 1,100 different products covering a vast array of therapeutic categories. We offer an extensive range of dosage forms and delivery systems, including oral solids, topicals, liquids and semi-solids. In addition, we focus on those that are difficult to formulate and manufacture and typically have longer product life cycles than traditional generic pharmaceuticals, including transdermal patches, high potency formulations, injectables, controlled-release and respiratory products. Mylan also manufactures and supplies low cost, high quality API for its own products and pipeline, as well as for third parties.

Mylan also has one of the deepest pipelines and largest number of products pending regulatory approval in our history. Increasing sales volumes and continuing leverage of our vertically integrated platform provides substantial operational efficiencies and economies of scale.

We believe that the breadth and depth of our business and platform provides certain competitive advantages over many of our competitors in major markets in which we operate, including less dependency on any single market or product, and, as a result, we are better able to successfully compete on a global basis.

Our Operations
Mylan has two segments, “Generics” and “Specialty.” Our revenues are primarily derived from the sale of generic and branded generic pharmaceuticals, specialty pharmaceuticals and API. Our generic pharmaceutical business is conducted primarily in the U.S. and Canada (collectively, “North America”); Europe, the Middle East, and Africa (collectively, “EMEA”); and India, Australia, Japan and New Zealand (collectively, “Asia Pacific”). Our API business is conducted through Mylan Laboratories Limited (“Mylan India”), which is included within the Asia Pacific region in our Generics Segment. Our specialty pharmaceutical business is conducted by Mylan Specialty L.P. (“Mylan Specialty”). Refer to Note 13 to Consolidated Financial Statements included in Item 8 in this Form 10-K for additional information related to our segments.

Generics Segment
North America
The U.S. generics market is the largest in the world, with generic prescription market sales of $46.0 billion for the twelve months ended November 2012. Mylan holds the number two ranking in the U.S. generics prescription market in terms of both sales and prescriptions dispensed. One in every 11 prescriptions dispensed in the U.S. is a Mylan product. Our sales in the U.S. are derived principally through our wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), our primary U.S. pharmaceutical research, development, manufacturing, marketing and distribution subsidiary, as well as through our wholly owned subsidiary Mylan Institutional (“MI”). MI supplies pharmaceutical products and services to institutional customers, such as group purchasing organizations, hospitals and long-term care facilities.

MPI’s net revenues are derived primarily from the sale of solid oral dosage and transdermal patch products. MI’s net revenues are derived from the sale of its unit dose and injectable product offerings. In the U.S., we have one of the largest product portfolios among all generic pharmaceutical companies, consisting of approximately 365 products, of which approximately 310 are in capsule or tablet form in an aggregate of approximately 880 dosage strengths. Included in these totals are approximately 40 extended-release products in a total of approximately 105 dosage strengths.

Also included in our U.S. product portfolio are three transdermal patch products in a total of 15 dosage strengths that are developed and manufactured by Mylan Technologies, Inc. (“MTI”), our wholly owned transdermal technology subsidiary, and marketed and distributed by MPI. MTI’s fentanyl transdermal system (“fentanyl”) was the first AB-rated generic alternative to Duragesic® on the market and was also the first generic class II narcotic transdermal product ever approved. MTI’s fentanyl product currently remains the only AB-rated generic alternative approved in all strengths.

Mylan Institutional focuses on providing a differentiated product offering tailored to institutional customers throughout North America, including group purchasing organizations, wholesalers, hospitals, surgical services, home infusion service providers, long-term care facilities, correctional facilities, specialty pharmacies and retail outlets. MI markets and repackages products, either obtained from MPI or purchased from third parties, in unit dose form, and manufactures and sells a diverse portfolio of injectable products across several therapeutic areas, with most of the Company’s sales made to customers in the U.S. MI also provides a platform for the commercialization of future biogeneric product offerings. MI has, among other product offerings, a diverse portfolio of approximately 40 injectable products (branded and generic) in a total of approximately 60 dosage strengths, across several therapeutic areas for the hospital setting, including analgesics/anesthetics, anti-infections, cardiology and oncology. In addition to the products we manufacture in the U.S., we also market approximately 50 generic products in a total of approximately 75 dosage strengths under supply and distribution agreements with wholesalers.

We believe that the breadth and quality of our product offerings help us to successfully meet our customers’ needs and to better compete in the generic industry over the long term. We also believe that the future growth of our U.S. generics business is partially dependent upon continued acceptance of generic products as low cost alternatives to branded pharmaceuticals, a trend which is largely outside of our control. However, we believe that we can maximize the profitability of our generic product opportunities by continuing our proven track record of bringing to market high quality products that are difficult to formulate or manufacture, or for which the API is difficult to obtain. Over the last several years, in addition to fentanyl, we have successfully introduced many generic products with high barriers to entry that continue to be meaningful contributors to our business several years after their initial launch. Additionally, we expect to achieve growth in our U.S. business by launching new products for which we may attain U.S. Food and Drug Administration (“FDA”) first-to-file status with Paragraph IV certification. As described further in the “Product Development and Government Regulation” discussion below, this Paragraph IV certification makes the product approval holder eligible for a period of generic marketing and distribution exclusivity.

Our North America revenues also include those generated by our wholly owned subsidiary Mylan Pharmaceuticals ULC (“MPC”), which markets generic pharmaceuticals in Canada, the world’s fifth largest generic prescription market by value and the sixth largest generic prescription market by volume with sales of $4.4 billion for the twelve months ended November 2012. MPC offers a portfolio of approximately 120 products in an aggregate of approximately 300 dosage strengths, and currently ranks fifth in terms of market share in the generic prescription market in Canada. As in the U.S., we believe that growth in Canada will be dependent upon acceptance of generic products as low cost alternatives to branded pharmaceuticals. Further, we plan to leverage the strength and reliability of the Mylan brand in the U.S. to foster growth throughout North America.

EMEA
Our generic pharmaceutical sales in EMEA are generated primarily by our wholly owned subsidiaries in Europe, through which we have operations in 21 countries. The types of markets within Europe vary from country to country; however, when combined, the European market is the second largest generic pharmaceutical market in the world. Within Europe, by value, the generic prescription market in Germany is the largest, followed by France, the United Kingdom (“U.K.”), Spain and Italy, respectively. Of the top ten generic prescription markets in Europe, we hold leadership positions in several company-branded markets, including the number one market share position in France, the number two market share position in Italy and a number three market share position in Belgium and Portugal.

The European generic prescription market varies significantly by country in terms of the extent of generic penetration, the key decision maker in terms of drug choice, and other important aspects. Some countries, including Germany, the U.K., the Netherlands and Poland, are characterized by relatively high generic penetration, ranging between 58% and 69% of total prescription market sales in the twelve months ended November 2012, based on volume. Conversely, other major European markets, including France, Italy and Spain, are characterized by much lower generic penetration, ranging between 17% and 33% of total prescription sales in the twelve months ended November 2012, based on volume. However, recent actions taken by governments, particularly in these latter southern European countries, to reduce health care costs could encourage further use of generic pharmaceutical products. In each of these under-penetrated markets, in addition to growth from new product launches, we expect our future growth to be driven by increased generic utilization and penetration.

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

Some countries, such as France and Italy, permit substitution by pharmacists. In other countries, such as the U.K., most prescriptions are written using the INN, which allows the pharmacist to dispense his or her preferred generic. However, if the prescription is written for the brand, then the brand must be dispensed.

France
In France, through our subsidiary Mylan S.A.S., we market a portfolio of approximately 305 products in an aggregate of approximately 645 dosage strengths. In France, we have the highest market share in the company-branded generic prescription market, with a share of approximately 28%. Our future growth in the French market is expected to come primarily from new product launches and increased generic utilization and penetration through government initiatives.

Italy
In Italy, we market through our subsidiary Mylan S.p.A. a portfolio of approximately 175 products in an aggregate of approximately 345 dosage strengths. In Italy, we have the second highest market share in the company-branded generic prescription market. We believe that the Italian generic market is under-penetrated, with company-branded generics representing approximately 17% of the Italian pharmaceutical market, based on volume. The Italian government has put forth only limited measures aimed at encouraging generic use, and as a result, generic substitution is still in its early stages. Our growth in the Italian generics market will be fueled by increasing generic utilization and penetration and new product launches.

Spain
In Spain, we market through our subsidiary Mylan Pharmaceuticals S.L. a portfolio of approximately 110 products in an aggregate of approximately 300 dosage strengths. In Spain, we have the seventh highest market share in the company-branded generic prescription market. The company-branded generic market comprised approximately 29% of the total Spanish pharmaceutical market by volume for the twelve months ended November 2012. We view further generic utilization and penetration of the Spanish market to be a key driver of our growth in that country.

Germany
In Germany, we market through our subsidiary Mylan dura a portfolio of approximately 160 products in an aggregate of approximately 360 dosage strengths. A tender system has been implemented in Germany and, as a result, health insurers play a major role in this market. Under a tender system, health insurers invite manufacturers to submit bids that establish prices for generic pharmaceuticals. Pricing pressures result from an effort to win the tender. As a result of these tenders, our business in Germany has declined, and future growth in the German marketplace will depend upon our ability to compete based primarily on price.

U.K.
In the U.K., we offer a broad product portfolio of approximately 190 products in an aggregate of approximately 405 dosage strengths. Mylan is ranked fourth in the U.K. generic prescription market, in terms of value, with an estimated market share of approximately 6%. Mylan is well positioned in the U.K. as a preferred supplier to wholesalers and is also focused on areas such as multiple retail pharmacies and hospitals. The U.K. generic prescription market is highly competitive, and any growth in the market will stem from new product launches, although we expect that the value will continue to be affected by price erosion.

Other EMEA Locations
We also have a notable presence in several other European company-branded generic prescription markets, including Belgium and Portugal, where we hold the third highest market share. We also operate in several other European markets, including the Netherlands, Sweden, Poland, Hungary, Slovakia, Slovenia and the Czech Republic. Additionally, we have an export business which is focused on Africa and the Middle East.

Our balanced geographical position, our leadership standing in many established and growing markets and our vertically integrated platform will all be keys to our future growth and success in EMEA.

Asia Pacific
We market generic pharmaceuticals in Asia Pacific through subsidiaries in Australia, Japan, New Zealand, India and Taiwan. Additionally, through Mylan India, we market API to third parties and supply other Mylan subsidiaries. We have the highest market share in both the Australian and New Zealand generic pharmaceuticals markets.

India
Mylan India manufactures and supplies low cost, high quality API for our own products and pipeline, as well as for third parties. Mylan India is one of the world’s largest API manufacturers as measured by the number of drug master files (“DMFs”) filed with regulatory agencies and is among the leaders in supplying API for the manufacturing of antiretroviral (“ARV”) drugs, which are utilized in the treatment of HIV/AIDS. Mylan India also produces a line of finished dosage form (“FDF”) products in the ARV market, which are sold mostly outside of India. Additionally, Mylan India manufactures non-ARV FDF products that are marketed and sold to third parties by other Mylan operations around the world. Expansion of this portfolio and an increase in product sales within India and other geographies are both key drivers of future growth.

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

Mylan India has nine API and intermediate manufacturing facilities and two FDF facilities. All but one of these facilities are located in India, with one in China. Seven of the API facilities and two FDF facilities located in India are FDA approved, which makes Mylan India one of the largest companies in India in terms of FDA-approved API manufacturing capacity. From an API standpoint, growth is dependent upon us continuing to leverage our research and development capabilities to produce high quality, low cost API, while capitalizing on the greater API volumes afforded through our vertically integrated platform.

In August 2012, our subsidiary Mylan Pharmaceuticals Private Limited commenced commercial operations in India starting with the launch of a comprehensive portfolio of finished dosage form ARV products for the treatment of HIV/AIDS. We expect to enhance our commercial portfolio by adding products from additional therapeutic categories and to continue to build out our sales force across India to support this ongoing business expansion.
Australia
The generic pharmaceutical market in Australia had sales of approximately $1.4 billion during the twelve months ended August 2012. Through our wholly owned subsidiary Alphapharm, we have the highest market share in the off-patent market with an estimated 24% market share by volume in Australia, and we offer a portfolio of approximately 180 products in an aggregate of approximately 375 dosage strengths. The Australian generics market is still underdeveloped and, as a result, the government is increasingly focused on encouraging the use of generics in an effort to reduce costs. Maintaining our position of market leadership as the market undergoes further generic utilization and penetration and continued pricing pressure will be the key to our future success in Australia.

Japan
Mylan Seiyaku Ltd. (”Mylan Seiyaku”), our wholly owned Japanese subsidiary, offers a broad portfolio of more than 360 products in an aggregate of approximately 500 dosage strengths. We also have a manufacturing and packaging facility located in Japan, which is key to serving the Japanese market. Japan is the second largest pharmaceutical market in the world, behind the U.S., and the sixth largest generic prescription market worldwide by value, with sales of approximately $3.3 billion during the twelve months ended November 2012. Currently, the market is largely composed of hospitals and clinics, but pharmacies are expected to play a greater role as generic substitution, aided by recent pro-generics government action, becomes more prevalent. The Japanese government has stated that it intends to grow generic utilization to 30% by the end of March 2013 from approximately 25% at September 30, 2012.

During 2012, we and Pfizer Japan Inc. (“Pfizer Japan”) announced a definitive agreement to establish an exclusive long-term strategic collaboration to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, both parties will continue to operate separate legal entities in Japan, but will collaborate on current and future generic products, sharing the costs and profits resulting from the collaboration. Mylan Seiyaku’s responsibilities primarily consist of managing operations, including research and development, and manufacturing. Pfizer Japan’s responsibilities under the agreement primarily consist of the commercialization of the combined generics portfolio and managing a combined marketing and sales effort. The collaboration became operational on January 1, 2013.

New Zealand
In New Zealand, our business operates under the name Mylan New Zealand and is the largest generics company in the country. New Zealand is a government tender market where companies submit offers and if accepted can gain exclusivity of up to three years.

Specialty Segment
Our specialty pharmaceutical business is conducted through Mylan Specialty, which competes primarily in the respiratory, severe allergy and psychiatry markets. Mylan Specialty’s portfolio consists of primarily branded specialty injectable, nebulized and transdermal products for life-threatening conditions. A significant portion of Mylan Specialty’s revenues are derived through the sale of the EPIPEN® Auto-Injector.

The EPIPEN® Auto-Injector, which is used in the treatment of severe allergic reactions, is an epinephrine auto-injector that has been sold in the U.S. and internationally since the mid-1980s. Mylan Specialty has worldwide rights to the epinephrine auto-injector, which is supplied to Mylan Specialty by a wholly owned subsidiary of Pfizer. Anaphylaxis is a severe allergic reaction that is rapid in onset and may cause death, either through swelling that shuts off airways or through significant drop in blood pressure. In December 2010, the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, introduced the “Guidelines for the Diagnosis and Management of Food Allergy in the United States.” These guidelines state that epinephrine is the first line treatment for anaphylaxis. The EPIPEN® Auto-Injector is the number one prescribed epinephrine auto-injector. The strength of the EPIPEN® brand name, quality and ease of use of the product and the promotional strength of the Mylan Specialty U.S. sales force have enabled us to maintain our market share.

Perforomist® Inhalation Solution, Mylan Specialty’s formoterol fumarate inhalation solution, was launched in October 2007. Perforomist® Inhalation Solution is a long-acting beta2-adrenergic agonist indicated for long-term, twice-daily administration in the maintenance treatment of bronchoconstriction in chronic obstructive pulmonary disorder (“COPD”) patients, including those with chronic bronchitis and emphysema. Mylan Specialty has been issued several U.S. and international patents protecting Perforomist® Inhalation Solution.

We believe that we can continue to drive the long-term growth of our Specialty Segment by successfully managing our existing product portfolio and bringing to market other product opportunities.

Product Development and Government Regulation
Generics Segment
North America
Prescription pharmaceutical products in the U.S. are generally marketed as either brand or generic drugs. Brand products are marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Brand products generally are patent protected, which provides a period of market exclusivity during which time they are sold with little or no competition for the compound, although there typically are other participants in the therapeutic area. Additionally, brand products may benefit from other periods of non-patent market exclusivity. Exclusivity normally provides brand products with the ability to maintain their profitability for relatively long periods of time, and brand products typically continue to play a significant role in the market due to physician and consumer loyalties after the end of patent protection or other market exclusivities.

Generic pharmaceutical products are the chemical and therapeutic equivalents of reference brand drugs. A reference brand drug is an approved drug product listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) provides that generic drugs may enter the market after the approval of an ANDA, which requires that bioequivalence to a reference brand product be demonstrated, and the expiration, invalidation or non-infringement of any patents on the corresponding reference brand drug, or the end of any other relevant market exclusivity periods related to the reference brand drug. Generic drugs are bioequivalent to their reference brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these reference brand products. Branded generic pharmaceutical products are generic products that are more responsive to the promotion efforts generally used to promote brand products. Growth in the generic pharmaceutical industry has been and will continue to be driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

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

New Drug Application (“NDA”) — An NDA is filed when approval is sought to market a newly developed branded product and, in certain instances, for a new dosage form, a new delivery system or a new indication for a previously approved drug.

ANDA — An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA’s Orange Book or for a new dosage strength or a new delivery system for a drug previously approved under an ANDA.

The ANDA development process is generally less time-consuming and complex than the NDA development process. It typically does not require new preclinical and clinical studies, because it relies on the studies establishing safety and efficacy conducted for the referenced drug previously approved through the NDA process. The ANDA process, however, does typically require one or more bioequivalence studies to show that the ANDA drug is bioequivalent to the previously approved referenced brand drug. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the referenced drug product containing the same active ingredient. Bioavailability is a measure of the rate and extent to which the active ingredient or active moiety is absorbed from a drug product and becomes available at the site of action. Thus, a demonstration of bioequivalence confirms the absence of a significant difference between the proposed product and the referenced brand drug in terms of the rate and extent to which the active ingredient or active moiety becomes available at the site of drug action when administered at the same molar dose under similar conditions.

Generic products are generally introduced to the marketplace at the expiration of patent protection for the brand product or at the end of a period of non-patent market exclusivity. However, if an ANDA applicant files an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed in the Orange Book with respect to a reference drug product, the applicant may be able to market the generic equivalent prior to the expiration of patent protection for the brand product. Such patent certification is commonly referred to as a Paragraph IV certification. If the holder of the NDA sues, claiming infringement or invalidation, within 45 days of notification by the applicant, the FDA may not approve the ANDA application until the earlier of the rendering of a court decision favorable to the ANDA applicant or the expiration of 30 months. An ANDA applicant that is first to file a Paragraph IV certification is eligible for a period of generic marketing exclusivity. This exclusivity, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with Paragraph IV certifications, lasts for 180 days, during which the FDA cannot grant final approval to other ANDA sponsors holding applications for a generic equivalent to the same reference drug.

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve an application for a generic version product. If the reference drug is a new chemical entity, the FDA may not accept an ANDA for a generic product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity, but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for reference NDA product before the expiration of three years. Certain other periods of exclusivity may be available if the referenced drug is indicated for treatment of a rare disease or the sponsor conducts pediatric studies in accordance with FDA requirements.

Supplemental ANDAs are required for approval of various types of changes to an approved application, and these supplements may be under review for six months or more. In addition, certain types of changes may only be approved once new bioequivalence studies are conducted or other requirements are satisfied.

A number of branded pharmaceutical patent expirations are expected over the next several years. These patent expirations should provide additional generic product opportunities. We intend to concentrate our generic product development activities on branded products with significant sales in specialized or growing markets or in areas that offer significant opportunities and other competitive advantages. In addition, we intend to continue to focus our development efforts on technically difficult-to-formulate products or products that require advanced manufacturing technology.

The Biologic License Application (“BLA”) regulatory pathway was created to review and approve new applications for drugs that are typically produced in living cells. In 2010, in the context of the adoption of the Patient Protection and Affordable Care Act — H.R. 3590 and the Healthcare and Education Reconciliation Act of 2010 — H.R. 4872, an abbreviated pathway for the approval of generic versions of BLA-approved products (“biosimilars”) in the U.S. was created. This happened after legislation or regulatory guidance for abbreviated pathways for generic biologics were adopted in the past years in the EU, Japan and Canada. The FDA is working to implement these provisions, and Mylan is a very active participant in this process.

An additional requirement for FDA approval of NDAs and ANDAs is that our manufacturing procedures and operations conform to FDA requirements and guidelines, generally referred to as current Good Manufacturing Practices (“cGMP”). The requirements for FDA approval encompass all aspects of the production process, including validation and recordkeeping, the standards around which are continuously changing and evolving.

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

In 2012, the President signed the Food and Drug Administration Safety and Innovation Act (“FDASIA”), landmark legislation intended to enhance the safety and security of the U.S. drug supply chain by holding all drug manufacturers suppling products to the U.S. to the same FDA inspection standards. Specifically, prior to the passage of FDASIA, U.S. law required U.S. based manufacturers to be inspected by FDA every two years but remained silent with respect to foreign manufacturers, causing some foreign manufacturers to go as many as nine years without a routine FDA cGMP inspection, according to the Government Accountability Office.

FDASIA also includes the Generic Drug User Fee Agreement (“GDUFA”), a novel user fee program to provide FDA with approximately $1.5 billion in total user fees through 2018 focused on three key aims:

Safety – Ensure that industry participants, foreign or domestic, are held to consistent quality standards and are inspected with foreign and domestic parity using a risk-based approach.
Access – Expedite the availability of generic drugs by bringing greater predictability to the review times for abbreviated new drug applications, amendments and supplements and improving timeliness in the review process.
Transparency - Enhance FDA’s visibility into the complex global supply environment by requiring the identification of facilities involved in the manufacture of drugs and associated active pharmaceutical ingredients, and improve FDA’s communications and feedback with industry.
Under GDUFA, 70% of the total fees will be derived from facility fees paid by finished dosage form manufacturers and active pharmaceutical ingredient facilities listed or referenced in a pending or approved generic drug applications. The remaining 30% of the total fees will be derived from application fees, including generic drug application fees, prior approval supplement fees and drug master file fees.

In Canada, the registration process for approval of all generic pharmaceuticals has two tracks that proceed in parallel. The first track of the process involves an examination of the proposed generic product by Health Canada to ensure that the quality, safety and efficacy of the proposed generic product meet Canadian standards and bioequivalence, and the second track concerns patent rights of the brand drug owner. Companies may submit an application called an abbreviated new drug submission (“ANDS”) to Health Canada for sale of the drug in Canada by comparing the drug to another drug marketed in Canada under a Notice of Compliance (“NOC”) issued to a first person. When Health Canada is satisfied that the generic pharmaceutical product described in the ANDS satisfies the statutory requirements, it issues an NOC for that product for the uses specified in the ANDS, subject to any court order that may be made in the second track of the approval process.

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

The provinces and territories in Canada operate drug benefit programs through which eligible recipients receive drugs through public funding; these drugs are listed on provincial or territorial Drug Benefit Formularies (“Formularies”). Eligible recipients include seniors, persons on social assistance, low-income earners, and those with certain specified conditions or diseases. Formulary listings are also used by private payors to reimburse generic products. To be listed in a Formulary, drug products must have been issued an NOC and must comply with each jurisdiction’s individual review process.

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

EMEA
The EU presents complex challenges from a regulatory perspective. There is over-arching legislation which is then implemented at a local level by the 27 individual member states, Iceland, Liechtenstein and Norway. Between 1995 and 1998, the legislation was revised in an attempt to simplify and harmonize product registration. This revised legislation introduced the mutual recognition (“MR”) procedure, whereby after submission and approval by the authorities of the so-called reference member state (“RMS”), further applications can be submitted into the other chosen member states (known as concerned member states (“CMS”)). Theoretically, the authorization of the RMS should be mutually recognized by the CMS. More typically, however, a degree of re-evaluation is carried out by the CMS. In November 2005, this legislation was further optimized. In addition to the MR procedure, the decentralized procedure (“DCP”) was introduced. The DCP is also led by the RMS, but applications are simultaneously submitted to all selected countries, provided that no national marketing authorization has been granted yet for the medicinal product in question. From 2005, the centralized procedure operated by the European Medicines Agency (“EMA”) became available for generic versions of innovator products approved through the centralized authorization procedure. The centralized procedure results in a single marketing authorization, which, once granted, can be used by the marketing-authorization holder to file for individual country reimbursement and make the medicine available in all EU countries listed on the application.

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

The DCP is based on the same fundamental idea as the MR procedure. In contrast to the MR procedure, however, the DCP requires that no national marketing authorization has yet been granted for the medicinal product. The pharmaceutical company applies for marketing authorization simultaneously in all the member states of the EU in which it wants to market the product. After consultation with the pharmaceutical company, one of the member states concerned in the DCP will become the RMS. The competent agency of the RMS undertakes the scientific evaluation of the medicinal product on behalf of the other CMSs and coordinates the procedure. If all the member states involved (RMS and CMS) agree to grant marketing authorizations, this decision forms the basis for the granting of the national marketing authorizations in the respective member states.

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

An applicant for a generic marketing authorization currently cannot avail itself of the abridged procedure in the EU by relying on the originator pharmaceutical company’s data until expiry of the relevant period of exclusivity given to that data. For products first authorized prior to October 30, 2005, this period is six or ten years (depending on the member state in question and/or the regulatory procedure used by the originator) after the grant of the first marketing authorization sought for the relevant product, due to data exclusivity provisions which have been in place. From October 30, 2005, the implementation of a new EU directive (2004/27/EC) harmonized the data exclusivity period for originator pharmaceutical products throughout the EU member states, which were legally obliged to have implemented the directive by October 30, 2005. The new regime for data exclusivity provides for an eight-year data exclusivity period commencing from the grant of first marketing authorization. After the eight-year period has expired, a generic applicant can refer to the data of the originator pharmaceutical company in order to file an abridged application for approval of its generic equivalent product. Yet, conducting the necessary studies and trials for an abridged application, within the data exclusivity period, is not regarded as contrary to patent rights or to supplementary protection certificates for medicinal products. However, the applicant will not be able to launch its product for an additional two years. This ten-year total period may be extended to 11 years if the original marketing authorization holder obtains, within those initial eight years, a further authorization for a new therapeutic use of the product which is shown to be of significant clinical benefit. Further, specific data exclusivity for one year may be obtained for a new indication for a well-established substance, provided that significant preclinical or clinical studies were carried out in relation to the new indication. This new regime for data exclusivity applies to products first authorized after October 30, 2005.

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

In order to control expenditures on pharmaceuticals, most member states in the EU regulate the pricing and reimbursement of products and in some cases limit the range of different forms of drugs available for prescription by national health services. These controls can result in considerable price differences between member states. In addition, in past years, as part of overall programs to reduce health care costs, certain European governments have prohibited price increases and have introduced various systems designed to lower prices. Some European governments have also set minimum targets for generics prescribing.

Certain markets in which Mylan does business have recently undergone, some for the first time, or will soon undergo, government-imposed price reductions or similar pricing pressures on pharmaceutical products. In addition, a number of markets in which we operate have implemented or may implement tender, or tender-like, systems for generic pharmaceuticals in an effort to lower prices. Such measures are likely to have a negative impact on sales and gross profit in these markets. However, some pro-generic government initiatives in certain markets could help to offset some of this unfavorable effect by potentially increasing generic utilization.

Asia Pacific
Australia
The pharmaceutical industry is one of the most highly regulated industries in Australia. The Australian government is heavily involved in the operation of the industry, through the registration of medicines and licensing of manufacturing facilities, as well as subsidizing patient cost of most prescription medicines sold in Australia. The Australian government authority, the Therapeutic Goods Administration (the “TGA”), regulates the quality, safety and efficacy of therapeutic goods and is responsible for granting authorization to market pharmaceutical products in Australia and for inspecting and approving manufacturing facilities.

The TGA operates according to the Commonwealth of Australia’s Therapeutic Goods Act 1989 (Cth) (the “Act”). Specifically the Act regulates the registration, listing, quality, safety, efficacy, promotion and sale of therapeutic goods, including pharmaceuticals, supplied in Australia. The TGA carries out a range of assessment and monitoring activities to ensure that therapeutic goods available in Australia are of an acceptable standard with a goal of ensuring that the Australian community has access within a reasonable time to therapeutic advances. Australian manufacturers of all medicines must be licensed under Part 3-3 of the Act and their manufacturing processes must comply with the principles of the good manufacturing practices in Australia. Similar standards and audits apply for both domestic and foreign manufactured products.

Generic medicines are subject to an abbreviated review process by the TGA, if the product can demonstrate essential similarity to the originator brand. Essential similarity means the same active ingredient in the same dose form, delivering the active ingredient to the patient at the same rate and extent, compared to the original brand. If proven, safety and efficacy is assumed to be the same.

All therapeutic goods manufactured for supply in Australia must be listed or registered in the Australian Register of Therapeutic Goods (the “ARTG”), before they can be promoted or supplied for use and/or sale in Australia. The ARTG is a database kept for the purpose of compiling information in relation to therapeutic goods for use in humans and lists therapeutic goods which are approved for supply in, or export from, Australia.

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

Australia has a five-year data exclusivity period, whereby any data relating to a pharmaceutical product cannot be referred to or used in the examination by the TGA of another company's dossier, until five years after the original product was approved.

The Pharmaceutical Benefits Scheme (“PBS”), which has been in place since 1948, subsidizes the cost to consumers of medicines listed on the PBS, if the medicines have demonstrated acceptable clinical need, cost and effectiveness. The goal of the PBS is to make medicines available at the lowest cost compatible with reliable supply and to base access on medical need rather than ability to pay.

The government exerts a significant degree of control over the pharmaceuticals market through the PBS. More than 80% of all prescription medicine sold in Australia is reimbursed by the PBS. The PBS is operated under the Commonwealth of Australia's National Health Act 1953. This statute governs matters such as who may sell pharmaceutical products, the prices at which pharmaceutical products may be sold to consumers and the prices government pays manufacturers, wholesalers and pharmacists for subsidized medicines.

If a new medicine is to be considered for listing on the PBS, the price is determined through a full health economic analysis submitted to the government's advisory committee, the Pharmaceutical Benefits Advisory Committee (PBAC), based on incremental benefit to health outcome. If the incremental benefit justifies the price requested, the PBAC then makes a recommendation to the government to consider listing the product on the PBS. Prior to finalizing listing conditions, negotiations commence between the government Pharmaceutical Benefits Pricing Authority and pharmaceutical suppliers to determine specific pricing details and any risk sharing arrangements necessary to ensure the continued cost effective utilization of the new medicine. The Australian government's purchasing power is used to obtain lower prices as a means of controlling the cost of the program. The PBS also stipulates the wholesaler margin for drugs listed on the PBS. Wholesalers therefore have little pricing power over the majority of their product range and as a result are unable to increase profitability by increasing prices.

Additional brands of existing PBS listed medicines (generic medicines) are listed upon patent expiry at a price 16% lower than the existing price paid for the original, and with a brand equivalence indicator permitting substitution at pharmacy level. Generic medicines introduce price competition through trading terms offered to pharmacy to encourage brand substitution.

Most importantly for the generic medicines sector, commencing in 2008, the government has introduced PBS reforms designed to significantly reduce the price the government pays for off patent medicines, by taking more immediate advantage of price competition at pharmacy level. In 2010, the government again amended the legislation to further expand and accelerate the PBS price reductions in the off patent market. This reform built on the price reductions on off patent medicines impacted by the 2008 reform, increased the percentage price reduction on the launch of the first generic and mandated a minimum overall price cut on April 1, 2012 for many other off patent medicines not previously covered by the 2008 reform. The ongoing price disclosure system will impose further price reductions based on the weighted average price discount to pharmacists on a rolling basis each year. This has had, and will continue to have for several years beyond 2013, a negative impact on sales and gross profit in this market.

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

Doctors and pharmacists providing medical services pursuant to national health insurance are prohibited from using pharmaceuticals other than those specified by the MHLW. The MHLW also specifies the standards of pharmaceutical prices, which we refer to herein as Drug Price Standards. The Drug Price Standards are used as the basis of the calculation of the price paid by medical insurance for pharmaceuticals. The governmental policy relating to medical services and the health insurance system, as well as the Drug Price Standards, is revised every two years.

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

Research and Development
Research and development efforts are conducted on a global basis, primarily to enable us to develop, manufacture and market approved pharmaceutical products in accordance with applicable government regulations. We have significantly bolstered our global research and development capabilities over the past several years, including through the 2010 acquisition of Bioniche Pharma, which significantly enhanced our injectables platform and our late 2011 acquisition of Pfizer’s respiratory delivery platform. In the U.S., our largest market, the FDA is the principal regulatory body with respect to pharmaceutical products. Each of our other markets has separate pharmaceutical regulatory bodies, including, but not limited to, the Agence Nationale de Securite du Medicament et de Sante in France, Health Canada, the Medicines and Healthcare products Regulatory Agency in the U.K., the EMA (a decentralized body of the EU), the Bundesinstitut für Arzneimittel und Medizinprodukte in Germany, the Irish Medicines Board in Ireland, the Agenzia Italiana del Farmaco in Italy, the Agencia Española de Medicamentos y Productos Sanitarios in Spain, the TGA in Australia, the MHLW in Japan, Drug Controller General of India, and the World Health Organization (“WHO”), the regulatory body of the United Nations.

Our global research and development strategy emphasizes the following areas:

•	development of both branded and generic finished dose products for the global marketplace, including ARV programs;

•	development of monoclonal anti-bodies (“biologics”)

•
development of pharmaceutical products that are technically difficult to formulate or manufacture because of either unusual factors that affect their stability or bioequivalence or unusually stringent regulatory requirements;

•	development of novel controlled-release technologies and the application of these technologies to reference products;

•	development of injectable products;

•	development of unit dose oral inhalation products for nebulization;

•	development of a dry powder inhaler for the treatment of asthma and COPD and other respiratory therapies;

•	development of API;

•	development of drugs that target smaller, specialized or underserved markets;

•	development of generic drugs that represent first-to-file opportunities in the U.S. market;

•	expansion of the existing solid oral dosage product portfolio, including with respect to additional dosage strengths;

•	completion of additional preclinical and clinical studies for approved NDA products required by the FDA, known as post-approval (Phase IV) commitments; and

•	conducting life-cycle management studies intended to further define the profile of products subject to pending or approved NDAs.

The success of generic biologics in the marketplace and our ability to be successful in this emerging market will depend on the implementation of balanced scientific standards for approval, while not imposing excessive clinical testing demands or other hurdles for well-established products. Furthermore, an efficient patent resolution mechanism and a well-defined mechanism to grant interchangeability after the establishment of biosimilarity with the reference biological product will be key elements determining our future success in this area.

In 2011, we acquired from Pfizer the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline's Advair® Diskus and Seretide® Diskus incorporating Pfizer's proprietary dry powder inhaler delivery platform (the “Respiratory Delivery Platform”). The acquisition of the Respiratory Delivery Platform fills an important strategic gap in our product portfolio and will expand our focus on difficult-to-produce, limited competition products.

We have a robust generic pipeline. As of December 31, 2012, we had approximately 1,000 country level product approvals pending. During 2012, we completed more than 690 global country level product submissions, which included 88 in North America, 375 in EMEA and 229 in Asia Pacific. These submissions included those for existing products in new markets as well as products new to the Mylan portfolio.

During the year ended December 31, 2012, we received 675 product approvals globally, including individual country level approvals. Of that total, there were 84 approvals in North America, including 49 in the U.S., 30 in Asia Pacific, 478 country level approvals in EMEA, and 106 country level approvals for ARV products. The 49 approvals in the U.S. consisted of 43 final ANDA approvals and six tentative ANDA approvals. The 106 country level ARV approvals received consisted of 23 products in 35 different countries, with one ARV approval in the U.S. based upon the U.S. President’s Emergency Plan for AIDS Relief.

As of December 31, 2012, we had 183 ANDAs pending FDA approval, representing $79.9 billion in annual sales for the brand name equivalents of these products for the twelve months ended June 30, 2012. Of those pending product applications, 34 were first-to-file Paragraph IV ANDA patent challenges, representing $20.8 billion in annual brand sales for the twelve months ended June 30, 2012. The historic branded drug sales are not indicative of future generic sales, but are included to illustrate the size of the branded product market.

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

Specialty Segment
Mylan Specialty markets its products to a number of different customer audiences in the U.S., including health care practitioners, wholesalers, pharmacists and pharmacy chains, hospitals, payers, PBMs, HMOs, home health care, long-term care and patients. We reach these customers through our field-based sales force and National Accounts team of approximately 340 employees, to increase our customers’ understanding of the unique clinical characteristics and benefits of our branded products. Additionally, Mylan Specialty supports educational programs to consumers and patients.

Major Customers
During 2012, sales to Cardinal Health, Inc. and McKesson Corporation represented approximately 14% and 13% of consolidated net revenues, respectively. During 2011, sales to Cardinal Health, Inc. and McKesson Corporation represented approximately 13% and 11% of consolidated net revenues, respectively. Sales to Cardinal Health, Inc. and McKesson Corporation represented approximately 11% each of consolidated net revenues during 2010.

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

Germany. The German market has become highly competitive as a result of a large number of generic players, one of the highest generic penetration rates in Europe, and the continued use of a tender system. Under a tender system, health insurers are entitled to issue invitations to tender products. Pricing pressures resulting from an effort to win the tender should drive near-term competition.

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

The Indian commercial market is a rapidly growing, highly fragmented generic market with a significant number of participants. Companies compete in India based on a wide portfolio, building strong relationships with customers and providing a consistent supply of quality products.

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

Raw Materials
Mylan utilizes a global approach to managing relationships with its suppliers. Mylan India provides Mylan with significant benefits of vertical integration and continued opportunities as a part of our global pharmaceutical platform. The APIs and other materials and supplies used in our pharmaceutical manufacturing operations are generally available and purchased from many different U.S. and non-U.S. suppliers, including Mylan India. However, in some cases, the raw materials used to manufacture pharmaceutical products are available only from a single supplier. Even when more than one supplier exists, we may choose, and in some cases have chosen, only to list one supplier in our applications submitted to the FDA. Any change in a supplier not previously approved must then be submitted through a formal approval process with the FDA.

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

Employees
Mylan’s global workforce includes more than 20,000 employees and external contractors. Certain production and maintenance employees at our manufacturing facility in Morgantown, West Virginia, are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO under a contract that expires on April 21, 2017. In addition, there are non-U.S. Mylan locations that have employees who are unionized or part of works councils or trade unions.

Securities Exchange Act Reports
Mylan maintains an Internet website at the following address: investor.mylan.com. We make available on or through our Internet website certain reports and amendments to those reports that we file with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge, as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.

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

Over the past few years, the global economy has undergone a period of significant volatility, and the economic environment may continue to be less favorable than that of past years. In particular, the risk of a debt default by certain European countries and related European financial structuring efforts or deficit reduction programs instituted by the U.S. government could negatively impact the global economy. This has led, and/or could lead, to reduced consumer and customer spending and/or reduced or eliminated third party payor coverage or reimbursement in the foreseeable future, and this may include spending on health care. While generic drugs present an ideal alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining health care, customers reduce spending or purchases, and/or if third-party payors reduce or eliminate coverage or reimbursement amounts. In addition, reduced consumer and customer spending and/or reduced third party payor coverage or reimbursement, may drive us and our competitors to decrease prices and may reduce the ability of customers to pay their obligations. These conditions may have a material adverse effect on our industry, business, financial position and results of operations and may cause the market value of our common stock to decline.

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

We have grown very rapidly over the past few years, through our acquisitions of the former Merck Generics business, the former Matrix Laboratories Limited, Bioniche Pharma and the Respiratory Delivery Platform. This growth has put significant demands on our processes, systems and people. We expect to make further investments in additional personnel, systems and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be intense. If we are unable to hire and retain qualified employees and if we do not continue to invest in systems and processes to manage and support our rapid growth, there may be a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

OUR GLOBAL FOOTPRINT EXPOSES US TO ADDITIONAL RISKS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our operations extend to numerous countries outside the U.S., and operating globally exposes us to certain additional risks including, but not limited to:

•	compliance with a variety of national and local laws of countries in which we do business, including restrictions on the import and export of certain intermediates, drugs and technologies;

•	compliance with a variety of U.S. laws including, but not limited to, the Iran Threat Reduction and Syria Human Rights Act of 2012;

•
changes in laws, regulations, and practices affecting the pharmaceutical industry and the health care system, including but not limited to imports, exports, manufacturing, cost, pricing, reimbursement, approval, inspection, and delivery of health care;

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

We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally. Furthermore, whether due to language, cultural or other differences, statements we make may be misinterpreted, misconstrued or taken out of context. Finally, the internal political stability of, or the relationship between, any country or countries where we conduct business operations may deteriorate. Changes in a country’s political stability or the state of relations between any such countries are difficult to predict and could adversely affect our future operations. Any such changes could lead to a decline in our profitability. Any meaningful deterioration of the political stability in and/or diplomatic relations between any countries in which we do business could have a material adverse effect on our operations. Any of the above factors could have a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

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

In addition, our financial performance may be adversely affected by general economic conditions and economic and fiscal policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to health care and education. Our ability to recruit, train and retain qualified employees and develop and operate our manufacturing facilities in India could be adversely affected if India does not successfully meet these challenges.

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

A significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in foreign currencies, including the Euro, the Australian Dollar, the British Pound, the Canadian Dollar, the Indian Rupee and the Japanese Yen. We report our financial results in U.S. Dollars. Our results of operations and, in some cases, cash flows, have in the past been and may in the future be adversely affected by certain movements in exchange rates. In particular, the risk of a debt default by certain European countries and related European financial restructuring efforts may cause volatility in the value of the Euro. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. These risks could cause a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

OUR BUSINESS COULD BE NEGATIVELY AFFECTED BY THE PERFORMANCE OF OUR COLLABORATION PARTNERS. SUCH NEGATIVE PERFORMANCE COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We have entered into strategic alliances with partners to develop, manufacture or distribute certain products in various markets. The Company commits substantial effort, funds and other resources to these various collaborations. There is a risk that the investments made by the Company in these collaborative arrangements will not generate financial returns. While we believe our relationships with our partners have been good, disputes or conflicting priorities could be a source of delay or uncertainty as to the expected benefits of the collaboration. A failure or inability of our partners to perform their collaboration obligations could have a material adverse effect on our business, financial position and results of operations and could cause a decline in the market value of our common stock.

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

There may also be situations where we use our business judgment and decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of a willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Our branded products developed, formulated, manufactured (or alternatively, in-licensed) and marketed by our specialty business may be subject to the following risks, among others:

•	limited patent life, or the loss of patent protection;

•	competition from generic or similar branded products;

•	reductions in reimbursement rates by third-party payors;

•	importation by consumers;

•	product liability;

•	drug development risks arising from typically greater research and development investments than generics; and

•	unpredictability with regard to establishing a market.

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

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit and net earnings. For the years ended December 31, 2012 and 2011, our top ten products in terms of sales, in the aggregate, represented approximately 28% and 23%, respectively, of our consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial position and results of operations could be materially adversely affected, and the market value of our common stock could decline.

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

During the years ended December 31, 2012, 2011 and 2010, sales to Cardinal Health, Inc. were approximately 14%, 13%, and 11%, respectively, and sales to McKesson Corporation were approximately 13%, 11% and 11%, respectively, of consolidated net revenues.

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

FINANCIAL POSITION AND RESULTS OF OPERATIONS, AND THE MARKET VALUE OF OUR COMMON STOCK COULD DECLINE.

The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with requirements of the FDA and similar requirements of similar agencies in our other markets with respect to the research, development, manufacture, quality, safety, labeling, sale, distribution, marketing, advertising, promotion and development of pharmaceutical products. Failure to comply with regulations of the FDA and other regulators could result in fines, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the regulators may also have the authority to revoke previously granted drug approvals. Although we have internal regulatory compliance programs and policies and have had a favorable compliance history, in all material respects, there is no guarantee that these programs, as currently designed, will meet regulatory agency standards in the future. Additionally, despite our efforts at compliance, from time to time we receive notices of observations of FDA inspections as well as official agency correspondence regarding compliance. There is also no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, or if any of the noted risks occur, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

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

We also must comply with data protection and data privacy requirements in many countries. Compliance with these laws, rules and regulations regarding privacy, security and protection of employee data could result in higher compliance and technology costs for the Company, as well as significant fines, penalties and damage to our global reputation and our brand as a result of non-compliance.

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

HEALTH CARE REFORM LEGISLATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for health care services in the U.S., and it is likely that federal and state legislatures and health agencies will continue to focus on health care reform in the future. The PPACA and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. While the Health Reform Laws may increase the number of patients who have insurance coverage for our products, they also include provisions such as the assessment of a pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs.

We are unable to predict the future course of federal or state health care legislation. The Health Reform Laws and further changes in the law or regulatory framework that reduce our revenues or increase our costs could also have a material adverse effect on our business, financial condition and results of operations and cash flows, and could cause the market value of our common stock to decline.

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

If significant additional reforms are made to the U.S. health care system, or to the health care systems of other markets in which we operate, those reforms could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

WE ARE INVOLVED IN VARIOUS LEGAL PROCEEDINGS AND CERTAIN GOVERNMENT INQUIRIES AND MAY EXPERIENCE UNFAVORABLE OUTCOMES OF SUCH PROCEEDINGS OR INQUIRIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We are or may be involved in various legal proceedings and certain government inquiries, including, but not limited to, patent infringement, product liability, antitrust matters, breach of contract and claims involving Medicare and/or Medicaid reimbursements, or laws relating to sales and marketing practices, some of which are described in our periodic reports, that involve claims for, or the possibility of fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties and exclusion from participation in various government health-care-related programs. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

We have potential tax exposures resulting from the varying application of statutes, regulations and interpretations which include exposures on intercompany terms of cross border arrangements among our subsidiaries in relation to various aspects of our business, including manufacturing, marketing, sales and delivery functions. Although we believe our cross border arrangements between affiliates are based upon internationally accepted standards, tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Potential changes to income tax laws in the United States include measures which would defer the deduction of interest expense related to deferred income; determine the foreign tax credit on a pooling basis; tax currently excess returns associated with transfers of intangibles offshore; and limit earnings stripping by expatriated entities. In addition, proposals were made to encourage manufacturing in the U.S., including reduced rates of tax and increased deductions related to manufacturing. We cannot determine whether these proposals will be modified or enacted, whether other proposals unknown at this time will be made or the extent to which the corporate tax rate might be reduced and ameliorate the adverse impact of some of these proposals. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense. This could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

WE HAVE SIGNIFICANT INDEBTEDNESS WHICH COULD ADVERSELY EFFECT OUR FINANCIAL POSTION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER SUCH INDEBTEDNESS. ANY REFINANCING OF THIS DEBT COULD BE AT SIGNIFICANTLY HIGHER INTEREST RATES. OUR SUBSTANTIAL INDEBTEDNESS COULD LEAD TO ADVERSE CONSEQUENCES THAT MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Our level of indebtedness could have important consequences, including but not limited to:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to make debt service payments, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and the markets in which we operate;

•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	increasing our vulnerability to increases in interest rates in general because a substantial portion of our indebtedness bears interest at floating rates; and

•	placing us at a competitive disadvantage to our competitors that have less debt.

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

Our credit facilities, senior unsecured notes, securitization facility, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates or restricting our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, our Senior Credit Agreement requires us to maintain specified financial ratios. We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Under applicable accounting rules, the cash conversion feature that is a term of the Cash Convertible Notes must be recorded as a liability on our balance sheet and periodically marked to fair value. If our stock price increases, the liability associated with the cash conversion feature would increase and, because this liability must be periodically marked to fair value on our balance sheet, the total amount of indebtedness related to the notes that is shown on our balance sheet would also increase. This could have adverse effects on us, including under any future debt agreements that contain covenants based on a definition of total indebtedness as defined under accounting principles generally accepted in the United States of America (“GAAP”). As a result, we may not be able to comply with such covenants in the future, which could, among other things, restrict our ability to grow our business, take advantage of business opportunities or respond to competitive pressures. Any of the foregoing could have a material adverse effect on our business, financial position and results of operations and could cause the market value of the notes and our common stock to decline.

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

WE ARE INCREASINGLY DEPENDENT ON INFORMATION TECHNOLOGY AND OUR SYSTEMS AND INFRASTRUCTURE FACE CERTAIN RISKS, INCLUDING CYBERSECURITY AND DATA LEAKAGE RISKS. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We are increasingly dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to our systems, or unauthorized persons could negatively impact operations. There is also a risk that we could experience a business interruption, theft of information, or reputational damage as a result of a cyber attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at our third-party providers. While we have invested heavily in the protection of our data and information technology to reduce these risks, there can be no assurance that our efforts will prevent breakdowns or breaches. If we experience such a breach or breakdown, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

THE EXPANSION OF SOCIAL MEDIA PLATFORMS PRESENT NEW RISKS AND CHALLENGES. THESE RISKS COULD CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information. In addition, negative posts or comments about us on any social networking web site could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. If our non-public sensitive information is disclosed or if our reputation is seriously damaged through social media, it could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

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

Under the GAAP business combination accounting standards, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flows:

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

•	charges to our operating results to eliminate certain duplicative pre-acquisition activities, to restructure our operations or to reduce our cost structure;

•	charges to our operating results resulting from expenses incurred to effect the acquisition; and

•	changes to contingent consideration liabilities, including accretion and fair value adjustments.

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
The Company’s corporate headquarters is located in Canonsburg, Pennsylvania. At December 31, 2012, we owned six production, distribution and warehousing facilities in the U.S. and Puerto Rico. Our major production and distribution sites include Morgantown, West Virginia; Greensboro, North Carolina; Caguas, Puerto Rico; and St. Albans, Vermont. The Company also maintains an administrative office for Mylan Specialty in Basking Ridge, New Jersey.

We own production, distribution and warehousing facilities in eight countries outside the U.S. and Puerto Rico, which include major production and distribution facilities in India, Ireland, Australia and Japan.

Our U.S. research and development facilities are primarily located in Morgantown, West Virginia. Our principal international research and development facilities are located in Ireland and India, with additional sites in the U.K. and Japan.

The Company also leases warehousing, distribution and administrative facilities in numerous locations, both within and outside of the U.S., including properties in New York, France, India and the U.K.

We believe that all facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for the current operations.

ITEM 3.	Legal Proceedings
For information regarding legal proceedings, refer to Note 15, “Contingencies,” in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Stock Market under the symbol “MYL.” The following table sets forth the quarterly high and low sales prices for our common stock for the periods indicated:

Year Ended December 31, 2012	High	Low
Three months ended March 31, 2012	$23.88	$20.37
Three months ended June 30, 2012	23.63	20.21
Three months ended September 30, 2012	24.67	21.20
Three months ended December 31, 2012	28.50	23.25

Year Ended December 31, 2011	High	Low
Three months ended March 31, 2011	$24.17	$20.95
Three months ended June 30, 2011	25.46	21.91
Three months ended September 30, 2011	25.00	16.99
Three months ended December 31, 2011	21.84	15.49

As of February 20, 2013, there were approximately 130,315 holders of record of our common stock, including those held in street or nominee name.

On November 15, 2010, the conversion of the 6.50% mandatorily convertible preferred stock into 125,234,172 shares of our common stock was completed.

The Company does not expect to pay dividends on its common stock in the near future.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2012	—	$—	—	$—
November 1 - November 30, 2012	3,716,773	$27.05	3,716,773	$399,454,812
December 1 - December 31, 2012	14,290,851	$27.95	14,290,851	$—
Total	18,007,624	$27.76	18,007,624	$—
____________

(1)
On November 20, 2012, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of the Company’s common stock in the open market or through other methods. The repurchase was completed by December 31, 2012.

(2)	The number of shares purchased is based on the purchase date and not the settlement date.

(3)	Average price per share includes commissions.

In the past three years, we have issued unregistered securities in connection with the following transactions:
In December 2012, we issued $750.0 million of 3.125% Senior Notes due 2023 (“2023 Senior Notes”). These notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

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

In May 2010, we issued $550.0 million of 7.625% Senior Notes due 2017 (the “2017 Senior Notes”) and $700.0 million of 7.875% Senior Notes due 2020 (the “2020 Senior Notes”). These notes were issued in private offerings exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. In July 2010, we privately placed $300.0 million aggregate principal amount of senior notes through a reopening of our 2020 Senior Notes.

STOCK PERFORMANCE GRAPH

Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. Dollars, for the calendar years ended December 31, 2008, 2009, 2010, 2011 and 2012 of $100 invested on December 31, 2007 in Mylan’s Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

	12/07	12/08	12/09	12/10	12/11	12/12
Mylan Inc.	100.00	70.34	131.08	150.28	152.63	195.23
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Dow Jones U.S. Pharmaceuticals	100.00	81.85	97.47	99.55	118.11	134.52

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
(In thousands, except per share amounts)	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008 (5)(6)
Statements of Operations:
Total revenues	$6,796,110	$6,129,825	$5,450,522	$5,092,785	$5,137,585
Cost of sales	3,887,806	3,566,461	3,233,125	3,018,313	3,067,364
Gross profit	2,908,304	2,563,364	2,217,397	2,074,472	2,070,221
Operating expenses:
Research and development	401,341	294,728	282,146	275,258	317,217
Goodwill impairment	—	—	—	—	385,000
Selling, general and administrative	1,400,747	1,214,631	1,086,609	1,050,145	1,053,485
Litigation settlements, net	(3,133)	48,556	127,058	225,717	16,634
Earnings from operations	1,109,349	1,005,449	721,584	523,352	297,885
Interest expense	308,699	335,944	331,462	318,496	380,779
Other income (expense), net	3,429	(14,869)	(34,178)	22,119	11,337
Earnings (loss) before income taxes and noncontrolling interest	804,079	654,636	355,944	226,975	(71,557)
Income tax provision (benefit)	161,145	115,833	10,402	(20,773)	128,550
Net (earnings) loss attributable to the noncontrolling interest	(2,084)	(1,993)	(427)	(15,177)	4,031
Net earnings (loss) attributable to Mylan Inc. before preferred dividends	640,850	536,810	345,115	232,571	(196,076)
Preferred dividends	—	—	121,535	139,035	139,035
Net earnings (loss) attributable to Mylan Inc. common shareholders	$640,850	$536,810	$223,580	$93,536	$(335,111)
Selected Balance Sheet data:
Total assets	$11,931,897	$11,598,143	$11,536,804	$10,801,734	$10,409,859
Working capital (7)	1,709,214	1,005,688	1,749,831	1,567,239	1,630,023
Short-term borrowings	298,987	128,054	162,451	184,352	151,109
Long-term debt, including current portion of long-term debt	5,431,948	5,168,226	5,268,185	4,991,335	5,082,318
Total equity	3,355,828	3,504,782	3,615,401	3,145,198	2,786,841
Earnings (loss) per common share attributable to Mylan Inc. common shareholders:
Basic	$1.54	$1.25	$0.69	$0.31	$(1.10)
Diluted	$1.52	$1.22	$0.68	$0.30	$(1.10)
Weighted average common shares outstanding:
Basic	415,210	430,839	324,453	305,162	304,360
Diluted	420,236	438,785	328,979	306,913	304,360
____________

(1)
Cost of sales in 2012 includes approximately $349.5 million primarily related to the amortization of purchased intangibles from acquisitions and an impairment charge recorded in the amount of $41.6 million related to in-process research and development (“IPR&D”) assets.

(2)
Cost of sales in 2011 includes approximately $348.6 million primarily related to the amortization of purchased intangibles from acquisitions and an impairment charge recorded in the amount of $16.2 million related to IPR&D assets. In addition, the weighted average common shares outstanding include the full year effect of the conversion of the 6.50% mandatorily convertible preferred stock into approximately 125.2 million shares of common stock.

(3)
The 2010 financial data includes the results of Bioniche Pharma from September 7, 2010. Cost of sales in 2010 includes approximately $309.2 million primarily related to the amortization of purchased intangibles from acquisitions.

(4)	Cost of sales in 2009 includes approximately $282.5 million primarily related to the amortization of purchased intangibles from acquisitions.

(5)
Cost of sales in 2008 includes approximately $415.6 million related to the amortization of purchased intangibles and the amortization of the inventory step-up primarily associated with acquisitions. 2008 also includes a goodwill impairment loss of $385.0 million and impairment charges on certain other assets of $72.5 million.

(6)
The financial data for 2008 has been revised in accordance with the updated accounting guidance regarding noncontrolling interests and accounting related to the outstanding Convertible Notes, which we adopted on January 1, 2009.

(7)	Working capital is calculated as current assets minus current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company,” “Mylan,” “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and our other Securities and Exchange Commission (“SEC”) filings and public disclosures.

This Form 10-K may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about our market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “pursue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described above under “Risk Factors” in Part I, Item 1A. We undertake no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-K.

Executive Overview

Mylan ranks among the leading generic and specialty pharmaceutical companies in the world, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans approximately 140 countries and territories. With a workforce of more than 20,000 employees and external contractors, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to quality and customer service. We hold a leading generics sales position in three of the world’s largest pharmaceutical markets, those being the United States (“U.S.”), France and the United Kingdom (“U.K.”), and we also hold leading sales positions in several other key generics markets, including Australia, Belgium, Italy, Portugal and Spain. Mylan also operates one of the world’s largest active pharmaceutical ingredient (“API”) manufacturers with respect to the number of drug master files filed with regulatory agencies. This capability makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain.

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

Significant recent events include the following:

Agila Specialties
On February 27, 2013, the Company announced that it has signed a definitive agreement to acquire Agila Specialties Private Limited, a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited for approximately $1.6 billion in cash plus contingent payments of up to $250 million subject to certain conditions. The transaction will be funded through $1 billion in committed financing and the use of cash on hand and borrowings from the Company's revolving credit facility. As a result of the acquisition, the Company will significantly expand and strengthen its injectable product portfolio and gain entry into new geographic markets, such as Brazil. The transaction is expected to close in the fourth quarter of 2013 and is subject to certain closing conditions and regulatory approvals.

Pfizer Japan Collaboration Agreement
On August 22, 2012, the Company and Pfizer Japan Inc. (“Pfizer Japan”) announced a definitive agreement to establish an exclusive long-term strategic collaboration to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, the Company and Pfizer Japan will continue to operate separate legal entities in Japan, but will collaborate on current and future generic products, sharing the costs and profits resulting from the collaboration. The Company’s responsibilities primarily consist of managing operations, including research and development and manufacturing. Pfizer Japan’s responsibilities under the agreement primarily consist of the commercialization of the combined generics portfolio and managing a combined marketing and sales effort. The collaboration became operational on January 1, 2013.

The Respiratory Delivery Platform
On December 23, 2011, we completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus, incorporating Pfizer Inc.’s (“Pfizer’s”) proprietary dry powder inhaler delivery platform (the “Respiratory Delivery Platform”). Advair® Diskus and Seretide® Diskus are inhaled fixed-dose combinations of Fluticasone Propionate and Salmeterol delivered via a dry powder inhaler and are used to treat asthma and COPD (chronic obstructive pulmonary disorder). The acquisition of the Respiratory Delivery Platform fills an important strategic gap in our product portfolio and will expand our focus on difficult-to-produce, limited competition products, and it will serve as a base for our respiratory franchise. The Respiratory Delivery Platform and scientific expertise will also be used to develop additional branded specialty products, building upon the capabilities and assets that we have in place within our Specialty Segment. As part of the agreement, we will fund the remaining development and capital requirements to bring the products to market.

This transaction was accounted for as a purchase of a business with a total purchase consideration of $348 million. This amount consisted of an initial cash payment of $22 million, approximately $4 million in assumed liabilities and contingent consideration with an estimated fair value of approximately $322 million to be paid upon the achievement of future development and commercial milestones and the sharing of future profits.

Issuance of Senior Notes and Receivables Agreement
In December 2012, we issued $750 million aggregate principal amount of 3.125% Senior Notes due 2023 in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

In February 2012, we entered into an agreement with a syndication of banks to borrow up to $300 million secured by certain U.S. trade accounts receivable, which was expanded to $400 million in July 2012. This agreement has a maturity of three years and is a committed facility.

Share Repurchase Programs
On February 27, 2013, the Board of Directors of the Company approved the repurchase of up to $500 million of the Company’s common stock either in the open market or through privately-negotiated transactions. The repurchase program is expected to be completed during 2013, and does not obligate the Company to acquire any particular amount of common stock.

During 2012, the Company completed two share repurchase programs by purchasing approximately 41.4 million shares of common stock for approximately $1.0 billion. During 2011, the Company repurchased approximately 14.8 million shares of common stock for approximately $350 million.

Financial Summary

For the year ended December 31, 2012, Mylan reported total revenues of $6.80 billion compared to $6.13 billion for the year ended December 31, 2011. This represents an increase in revenues of $666.3 million, or 10.9%. Consolidated gross profit for the current year was $2.91 billion, compared to $2.56 billion in the comparable prior year period, an increase of $344.9 million, or 13.5%. For the current year, earnings from operations were $1.11 billion, as compared to $1.01 billion for the year ended December 31, 2011, an increase of $103.9 million, or 10.3%.

Net earnings attributable to Mylan Inc. common shareholders increased $104.0 million, or 19.4%, to $640.9 million for the year ended December 31, 2012 compared to $536.8 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. increased from $1.22 to $1.52 for the year ended December 31, 2012 compared to the prior year comparable period. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”

Results of Operations
2012 Compared to 2011
Total Revenues and Gross Profit
For the year ended December 31, 2012, Mylan reported total revenues of $6.80 billion compared to $6.13 billion in the prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current year were $6.75 billion compared to $6.11 billion for the same prior year period, representing an increase of $644.0 million, or 10.5%. Other third party revenues for the current year were $45.9 million compared to $23.5 million in the prior year period, an increase of $22.3 million due primarily to increased royalties.

Mylan’s current year revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s Euro-denominated subsidiaries, as well as the currencies of Mylan’s subsidiaries in India and Japan. The unfavorable impact of foreign currency translation on current year total revenues was approximately $197 million, or 3%. As such, translating total revenues for 2012 at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $863 million, or approximately 14%. New product launches totaled approximately $922 million. On a constant currency basis, revenues from existing products decreased approximately $81 million. The decline in pricing of approximately $340 million was due to unfavorable pricing within Generics, partially offset by favorable pricing within Specialty. Incremental volume within both Generics and Specialty contributed approximately $260 million to current year sales.

Cost of sales for the current year ended December 31, 2012 was $3.89 billion, compared to $3.57 billion in the prior year. Cost of sales for the current year is impacted by the amortization of acquired intangible assets and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $456.8 million, which includes an in-process research and development (“IPR&D”) asset impairment charge of $41.6 million. Prior year cost of sales included similar purchase accounting and restructuring and other special items in the amount of $373.2 million, including a $16.2 million IPR&D asset impairment charge. The increase in current year purchase accounting and restructuring and other special items is principally the result of various restructuring programs for certain production employees, the IPR&D impairment charge noted above and costs associated with the ratification of a new collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO (the “Union”). The agreement governs certain employees at our Morgantown, WV manufacturing site, including the estimated withdrawal obligation from a multi-employer pension plan. Excluding these amounts, cost of sales in the current year increased to $3.43 billion from $3.19 billion, corresponding to the increase in sales .

In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, rebates, promotions, price adjustments, returns and chargebacks. See the section titled Application of Critical Accounting Policies in this Item 7, for a thorough discussion of our methodology with respect to such provisions. For 2012, the most significant amounts charged against gross revenues were $2.35 billion related to chargebacks and $1.67 billion related to incentives offered to our direct customers, such as promotions and volume related incentives. For 2011, the most significant amounts charged against gross revenues were for chargebacks in the amount of $2.13 billion and incentives offered to our direct customers in the amount of $1.26 billion.

Gross profit for the current year was $2.91 billion and gross margins were 42.8%. For 2011, gross profit was $2.56 billion, and gross margins were 41.8%. Excluding the purchase accounting and restructuring and other special items discussed in the above paragraph, gross margins would have been approximately 50% for the year ended December 31, 2012 and 48% for the prior year period. The increase in gross margin was the result of new product introductions in the current year, which increased gross margins by approximately 320 basis points and favorable pricing and volume on the EPIPEN® Auto-Injector in our Specialty Segment, the impact of which was approximately 105 basis points. These increases were partially offset by lower gross margins on existing products principally as a result of unfavorable pricing in Generics.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 28% and 23% of total revenues in 2012 and 2011, respectively.

Generics Segment
For the current year, Generics third party net revenues were $5.95 billion compared to $5.56 billion in the prior year period, an increase of $391.2 million, or 7.0%. Translating Generics third party net revenues for 2012 at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $587 million, or 11%. Generics sales are derived primarily in or from North America, Europe, the Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan, and New Zealand (collectively, “Asia Pacific”).

Third party net revenues from North America were $3.26 billion for the current year, compared to $2.86 billion for the prior year, representing an increase of $406.4 million, or 14.2%. The increase in current year third party net revenues was primarily driven by new product launches, partially offset by lower sales of existing products. The effect of foreign currency translation was insignificant within North America.

The increase in current year third party net revenues from new product launches totaled approximately $784 million. Products generally contribute most significantly to revenues and gross margins at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results. The most significant new products launched in the current year include Escitalopram Tablets USP, 5 mg, 10 mg and 20 mg, the first equivalent product to Forest Laboratories’ Lexapro®, Valsartan and Hydrochlorothiazide Tablets USP, the generic version of Novartis’ Diovan HCT® Tablets, Doxycycline Hyclate Delayed-release (DR) Tablets USP, 150 mg, the generic version of Mayne Pharma’s Doryx® 150 mg product that is marketed by Warner Chilcott, and Pioglitazone Tablets USP, 15 mg, 30 mg and 45 mg, the generic version of Takeda Pharmaceuticals Company’s Actos® Tablets.

The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control. The decrease in existing products was due to both unfavorable pricing and volume.

Third party net revenues from EMEA were $1.36 billion in 2012, compared to $1.47 billion in 2011, a decrease of $109.8 million, or 7.5%. Current year third party net revenues from EMEA were essentially flat when translated at comparable prior year period exchange rates. This slight decrease was the result of competitive market conditions, which resulted in lower pricing on existing products in a number of European markets in which Mylan operates, almost fully offset by new product introductions throughout Europe and favorable volume, principally in France and Italy.

Local currency net revenues from Mylan’s business in France increased slightly as compared to the prior year as a result of new product launches and higher volumes on existing products almost fully offset by the impact of lower pricing due to government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in 2012 as compared to 2011, and we remain the market leader.

In Italy, excluding the effect of foreign currency, third party net revenues increased almost 20% as a result of successful product launches and increased market penetration, which has favorably affected sales volume. Italy is one of the fastest growing markets in Europe. Our growth in Italy outpaced the market in terms of both volume and sales value. In the

U.K. and Spain, excluding the effect of foreign currency, third party net revenues increased approximately 2-4%, also the result of new product launches and incremental volume. Sales in both Italy and Spain were negatively impacted by governmental measures, which reduced pricing in both markets.

In addition to France, Spain and Italy, certain other markets in which we do business, including Portugal, have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets, which appear to favor generic products, could help to offset this unfavorable effect by potentially increasing rates of generic substitution and penetration.

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

In Asia Pacific, third party net revenues were $1.33 billion in 2012, compared to $1.24 billion in 2011, an increase of $94.6 million, or 7.7%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, the increase was approximately $185 million, or 15%. This increase was primarily driven by higher third party sales by our operations in India, as well as Japan, partially offset by lower sales in Australia.

The increase in third party net revenues by Mylan India is due to significant growth, excluding the effect of foreign currency, in sales of anti-retroviral (“ARV”) finished dosage form (“FDF”) generic products, which are used in the treatment of HIV/AIDS and significant growth in API sales. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $283.8 million in 2012, compared to $216.7 million in the prior year period. These intercompany sales eliminate within, and therefore are not included in Generics or consolidated net revenues.

In Japan, third party net revenues increased mainly as a result of favorable volume, which served to more than offset the impact of government-imposed price reductions that took place in the first quarter of 2012. In Australia, sales were negatively impacted by the most significant government-imposed pricing reform in the country’s history. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment
For the current year, Specialty reported third party net revenues of $800.2 million, an increase of $252.8 million, or 46.2%, from the prior year period of $547.4 million. The increase was principally the result of higher sales of the EPIPEN® Auto-Injector, which is used in the treatment of severe allergic reactions (anaphylaxis). The EPIPEN® Auto-Injector is the number one prescribed epinephrine auto-injector. The market continues to grow as awareness of the risk of anaphylaxis increases.

Operating Expenses
Research & Development Expense
Research and development (“R&D”) expense in 2012 was $401.3 million, compared to $294.7 million in the same prior year period, an increase of $106.6 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs as well as the timing of internal and external product development projects.

Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the current year was $1.40 billion, compared to $1.21 billion for the prior year, an increase of $186.1 million. Primary factors contributing to the increase in SG&A include an increase in certain payroll and related employee benefit costs, including increased costs for retirement and post-employment programs of approximately $63 million as we continue to build out our infrastructure in certain areas; increased selling and marketing and related costs of approximately $38 million, principally within our Specialty Segment; an increase in costs associated with various restructuring activities of approximately $19 million; and the fair value adjustment related to the contingent consideration liability of approximately $8.0 million.

Litigation Settlements, net
During 2012, the Company recorded a $3.1 million net gain for litigation settlements, compared to expense of $48.6 million in the prior year period. The net gain in litigation settlements in the current year was principally the result of a favorable settlement of the Levalbuterol patent infringement matter, which resulted in an $18 million reduction of a previously established accrual and the receipt of a net payment of approximately $16 million related to a separate patent infringement matter. These items were partially offset by various unfavorable items, principally a $20 million charge related to existing pricing litigation matters and other patent infringement matters.

Interest Expense
Interest expense for 2012 totaled $308.7 million, compared to $335.9 million for 2011. The decrease is primarily due to lower interest expense on variable rate debt instruments. Included in interest expense is the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes, which totals $29.4 million for the current period and $49.8 million for the same prior year period. Also included in interest expense for the current period is $30.7 million of accretion of our contingent consideration liability related to certain acquisitions.

Other Income (Expense), Net
Other income (expense), net, was income of $3.4 million in the current year compared to expense of $14.9 million in the prior year period. Generally, included in other income (expense), net, are losses from equity method affiliates ($16.8 million in 2012), certain foreign exchange transaction gains and losses and interest and dividend income. Additionally, included in the prior year period are charges associated with the termination of certain interest rate swaps totaling $13.9 million and the write-off of previously deferred financing fees of $20.1 million related to the refinancing of our senior credit facility in November 2011.

Income Tax Expense
We recorded income tax expense of $161.1 million in 2012 compared to expense of $115.8 million in 2011, an increase of $45.3 million. This increase was primarily due to a higher effective tax rate and an increase in pre-tax income. The higher effective tax rate was primarily the result of lower tax benefits from repatriation of foreign earnings in 2012 compared to 2011, which was partially offset by the following items. In 2012, the Company realized a higher amount of net reductions in previously established reserves for uncertain tax positions as compared to 2011. Additionally, in 2011, the Company incurred audit settlements in a foreign taxing jurisdiction and benefits related to the restructuring of certain foreign subsidiaries. Also affecting the change in the Company's effective tax rate were changes in losses by certain foreign subsidiaries for which the Company has not recorded a tax benefit and differing levels of income in tax jurisdictions with differing statutory tax rates.

2011 Compared to 2010
Total Revenues and Gross Profit
For the year ended December 31, 2011, Mylan reported total revenues of $6.13 billion compared to $5.45 billion in 2010. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for 2011 were $6.11 billion compared to $5.40 billion for 2010, representing an increase of $702.0 million, or 13.0%. Other third party revenues for 2011 were $23.5 million compared to $46.3 million in 2010, a decrease of 22.8 million, primarily due to a decrease in royalty income in 2011.

Mylan’s revenues are impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s Euro-denominated subsidiaries, as well as the currencies of Mylan’s subsidiaries in India, Australia and Japan. The favorable impact of foreign currency translation on 2011 total revenues was approximately 2%, or $122.2 million. New product launches totaled approximately $395 million. On a constant currency basis, revenues from existing products increased approximately $50 million, which included a decline in pricing of approximately $218 million that was more than offset by increased volumes on existing products. The remaining increase in revenues was the result of the incremental revenue from the Bioniche Pharma acquisition in September 2010.

Cost of sales for 2011 was $3.57 billion, compared to $3.23 billion in 2010. Cost of sales in 2011 was impacted by the amortization of acquired intangible assets, and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $373.2 million, which consisted primarily of amortization related to purchased intangible assets associated with acquisitions. Cost of sales in 2010 included similar purchase accounting and other special items in the amount of $315.9 million. The increase in purchase accounting and other special items in 2011 was the result of increased amortization expense due to the inclusion of Bioniche Pharma, which was acquired in September 2010, for a full year of approximately $38.1 million, and a $16.2 million IPR&D asset impairment charge. Excluding these amounts, cost of inventory sold increased to $3.19 billion from $2.92 billion due to increased product volumes within the North American region of the Generics Segment and our Specialty Segment.

In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, rebates, promotions, price adjustments, returns and chargebacks. See the section titled “Application of Critical Accounting Policies” in this Item 7, for a thorough discussion of our methodology with respect to such provisions. For 2011, the most significant amounts charged against gross revenues were for chargebacks in the amount of $2.13 billion and incentives offered to our direct customers in the amount of $1.26 billion. For 2010, the most significant amounts charged against gross revenues were for chargebacks in the amount of 2.07 billion and incentives offered to our direct customers in the amount of 1.27 billion.

Gross profit for 2011 was $2.56 billion and gross margins were 41.8%. For 2010, gross profit was $2.22 billion, and gross margins were 40.7%. Excluding the purchase accounting and other special items discussed in the above paragraph, gross margins would have been approximately 48% in 2011, and 47% in 2010. This increase in gross margin was primarily driven by our Generics Segment and is the result of new products launched in the North American region, which contributed approximately 150 basis points to the increase. In addition, favorable pricing and volume on the EPIPEN® Auto-Injector in our Specialty Segment contributed approximately 40 basis points to the increase in gross margin. These impacts were partially offset by lower margins on existing products.

From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 23% of total revenues in 2011.

Generics Segment
For 2011, Generics third party net revenues were $5.56 billion compared to $4.98 billion in 2010, an increase of $577.4 million, or 11.6%. Translating Generics 2011 third party net revenues at 2010 foreign currency exchange rates would have resulted in year-over-year growth of approximately $455.4 million, or 9%.

Third party net revenues from North America were $2.86 billion for 2011, compared to $2.36 billion for 2010, representing an increase of $496.1 million, or 21.0%. The increase in 2011 net revenues was primarily driven by new product launches, and increased volume, including incremental revenue from Bioniche Pharma acquisition in September 2010, totaling approximately $427.9 million.

During 2011, we launched approximately 50 new products in North America. Products generally contribute most significantly to revenues and gross margin at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results. The most significant new product launched in 2011 was Budesonide Capsules, 3 mg (Enteric Coated), the generic version of AstraZeneca’s Entocort EC® capsules, a treatment for Chron’s disease.

The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control. The decrease in existing products, in 2011, was due to both unfavorable volume and pricing.

Third party net revenues from EMEA were $1.47 billion in 2011, compared to $1.55 billion in 2010, a decrease of $79.9 million, or 5.2%. Translating 2011 third party net revenues from EMEA at 2010 exchange rates would have resulted in a year-over-year decrease in third party net revenues of approximately $146 million, or 9%. This decrease was the result of unfavorable pricing in nearly all of the European markets in which Mylan operates. Revenue from the launch of new products throughout Europe served to offset unfavorable volume on existing products in certain markets, primarily France, the United Kingdom and Germany.

Local currency revenues in 2011, from Mylan’s business in France decreased as compared to 2010, as a result of the impact of lower pricing and volume due to an increasing competitive market, partially offset by new product launches. Despite these conditions, our market share in France remained relatively stable in the current period, and we remain the market leader.

In Italy, excluding the effect of foreign currency, third party net revenues increased more than 20% as a result of successful product launches and increased market penetration, which had favorably affected sales volume. Italy was one of the fastest growing markets in Europe. Our growth in Italy outpaced the market in terms of both volume and sales value, in 2011. In Spain, another fast-growing market, we saw significant growth in our market share in terms of volume, while our share in terms of value remained constant in 2011. This was due, in part, to government-imposed price reductions which resulted in overall unfavorable pricing. This unfavorable pricing was partially offset by revenue from new products and incremental volume on our existing portfolio.

In addition to Spain and Italy, certain other markets in which we do business have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets, which appear to favor generic products, could help to offset some of this unfavorable effect by potentially increasing rates of generic substitution.

A number of markets in which we operate have implemented tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.

In Asia Pacific, third party net revenues were $1.24 billion in 2011, compared to $1.07 billion in 2010, an increase of $161.2 million, or 15.0%. Excluding the favorable effect of foreign currency translation, calculated as described above, the increase was approximately $113 million, or 11%. This increase is primarily driven by higher third party sales by Mylan Laboratories Limited.

The increase in third party net revenues by our operations in India was due to significant growth, excluding the effect of foreign currency, in sales of both ARV FDF generic products, which are used in the treatment of HIV/AIDS, and significant growth in API sales. In addition to third party sales, the Asia Pacific region also supplied both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $216.7 million in 2011, compared to $162.2 million in 2010. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, third party net revenues increased mainly as a result of favorable volume . In Australia, local currency sales decreased versus 2010 as sales growth from new products was offset by lower pricing. As in EMEA, government-imposed price reductions in Japan and Australia have had a negative impact on sales and gross profit in these markets.

Specialty Segment
For 2011, Specialty reported third party net revenues of $547.4 million, an increase of $124.6 million, or 29.5%, from 2010 of $422.8 million. The most significant contributor to Specialty revenues during 2011 was the EPIPEN® Auto-Injector. The EPIPEN® Auto-Injector is the number one prescribed epinephrine auto-injector. Specialty realized increased sales of the EPIPEN® Auto-Injector as a result of favorable pricing and increased volume.

In addition to the continued strong sales of the EPIPEN® Auto-Injector, the increase in third-party sales included higher sales volumes of Perforomist® Inhalation Solution, Mylan Specialty’s maintenance therapy for patients with moderate to severe chronic obstructive pulmonary disease.

Operating Expenses
Research & Development Expense
R&D expense in 2011 was $294.7 million, compared to $282.1 million in 2010, an increase of $12.6 million, with approximately $6.0 million of this increase due to the unfavorable impact from foreign currency, and the remainder due to the inclusion of Bioniche Pharma for a full year. As it relates to the 2011 R&D expense, Mylan continued to invest in new FDF products and API, while our investment in our biologics and specialty platforms increased.
Selling, General & Administrative Expense
SG&A expense for 2011 was $1.21 billion, compared to $1.09 billion for 2010, an increase of $128.0 million. Approximately $27 million of this increase is due to the unfavorable impact from foreign currency, and approximately $13 million is the result of the inclusion of Bioniche Pharma for a full year. The remainder of the increase is primarily the result of increased payroll and benefit costs of approximately $80 million, higher marketing expense in the Specialty Segment of approximately $17 million due to the various advertising campaigns related to the EPIPEN® Auto-Injector and increased legal expense of approximately $16 million.

Litigation Settlements, net
During 2011, we recorded net litigation charges of $48.6 million, compared to $127.1 million during 2010. In 2011, the net charges for litigation settlements principally related to an adverse ruling for an anti-competition claim in France, which resulted in a charge of $24.0 million, and a patent infringement claim, which resulted in a charge of $18.0 million. In 2010, we recorded pre-tax charges of $66.0 million related to settlements in principal to resolve certain claims and estimated potential losses on other claims related to our outstanding pricing litigation. In addition, in 2010 the Company recorded pre-tax charges of approximately $41.0 million to reserve for estimated potential losses and settlements in principle related to certain product liability claims.

Interest Expense
Interest expense for 2011 totaled $335.9 million, compared to $331.5 million for 2010. The increase was primarily due to a full year of interest associated with the 2017, 2018 and 2020 Senior Notes debt offerings in 2010, partially offset by a decrease in the amortization of discounts. Included in interest expense for 2011 and 2010 were $49.8 million and $60.0 million, primarily related to the amortization of the discounts on our convertible debt instruments and the 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes.

Other Income (Expense), Net
Other expense was $14.9 million in 2011 compared to expense of $34.2 million in 2010. Generally included in other income (expense), net, are certain foreign exchange transaction gains and losses and interest and dividend income. Additionally, included in 2011 were charges associated with the termination of certain interest rate swaps totaling $13.9 million and the write-off of previously deferred financing fees of $20.1 million related to the refinancing of the senior credit facility. Other expense in 2010 included a $4.9 million loss on the sale of certain non-operating assets, charges associated with the termination of certain interest rate swaps totaling $18.6 million and the write-off of previously deferred financing fees of $18.8 million.

Income Tax Expense
We recorded income tax expense of $115.8 million in 2011, compared to a $10.4 million expense for 2010. This increase was primarily due to a higher effective tax rate and an increase in pre-tax income. The lower effective tax rate in 2010 was a result of more uncertain tax positions being favorably resolved in that year as compared to 2011. In both periods, the decreases to our tax reserves were due to favorable rulings from taxing authorities, expirations of statutes of limitations, and participation in voluntary disclosure agreements with certain tax jurisdictions. Additional factors affecting the Company’s effective tax rate were changes in losses by certain foreign subsidiaries for which the Company has not recorded a tax benefit and differing levels of income in tax jurisdictions with differing statutory tax rates.

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

The significant items excluded from Adjusted Earnings and Adjusted EPS include:
Acquisition-Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions is excluded. These amounts include the amortization of intangible assets and inventory step-up, intangible asset impairment charges (including IPR&D), accretion and the fair value adjustments related to contingent consideration and certain acquisition financing related costs. These costs are excluded because management believes that excluding them is helpful to understanding the underlying, ongoing operational performance of the business.
Restructuring and Other Special Items
Costs related to restructuring and other actions are excluded as applicable. These amounts include items such as:

•
Exit costs associated with facilities to be closed or divested, including employee separation costs, impairment charges, accelerated depreciation, incremental manufacturing variances, equipment relocation costs and other exit costs;

•
Certain acquisition related integration costs, as well as other costs associated with acquisitions and other optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;

•
Certain transition and other costs associated with the ratification of a new collective bargaining agreement in 2012 governing certain employees at our Morgantown, WV manufacturing facility, including the estimated withdrawal obligation from a multi-employer pension plan;

•
The pre-tax loss of the Company’s investment in a clean energy partnership, whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code; only included in Adjusted Earnings and Adjusted EPS is the net tax effect of the entity’s activities;

•	Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and

•	Certain costs related to new operations and significant new alliances/business partnerships.

The Company has undertaken restructurings and other optimization initiatives of differing types, scope and amount during the covered periods and, therefore, these charges should not be considered non-recurring; however, management excludes these amounts from Adjusted Earnings and Adjusted EPS because it believes it is helpful to understanding the underlying, ongoing operational performance of the business.
Litigation Settlements, net
Charges and gains related to legal matters, such as those discussed in the Notes to Consolidated Financial Statements — Note 15, “Contingencies” are excluded. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of Adjusted Earnings and Adjusted EPS
A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Year Ended December 31,
(In millions, except per share amounts)	2012		2011		2010
GAAP net earnings attributable to Mylan Inc. and diluted GAAP EPS	$640.9	$1.52	$536.8	$1.22	$223.6	$0.68
Purchase accounting related amortization (included in cost of sales) (a)	391.1		364.8		309.2
Litigation settlements, net	(3.0)		48.6		127.1
Interest expense, primarily amortization of convertible debt discount	35.6		49.8		60.0
Non-cash accretion and fair value adjustments of contingent consideration liability	38.7		—		—
Clean energy investment subsidiary pre-tax loss (b)	16.8		—		—
Financing related costs (included in other income (expense), net)	—		34.0		37.4
Restructuring and other special items included in:
Cost of sales	65.7		8.4		6.7
Research and development expense	12.4		3.6		9.9
Selling, general and administrative expense	104.9		44.9		63.5
Other income, net	(0.7)		0.2		1.1
Tax effect of the above items and other income tax related items	(215.7)		(198.1)		(252.8)
Preferred dividend	—		—		121.6
Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$1,086.7	$2.59	$893.0	$2.04	$707.3	$1.61
Weighted average diluted common shares outstanding	420.2		438.8		438.4
____________

(a)
Purchase accounting related amortization expense for the years ended December 31, 2012 and 2011 includes in-process research and development asset impairment charges of $41.6 million and $16.2 million, respectively.

(b)
Adjustment represents exclusion of the pre-tax loss related to our investment in a clean energy partnership, the activities of which qualify for income tax credits under section 45 of the Internal Revenue Code. Amount is included in other income (expense), net.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $949.0 million for the year ended December 31, 2012. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Net cash provided by operating activities increased by $228.6 million to $949.0 million for the year ended December 31, 2012, as compared to net cash provided by operating activities of $720.4 million for the year ended December 31, 2011. The net increase in cash provided by operating activities was principally due to the following:

•
an increase in net earnings, combined with a net increase in the amount of non-cash expenses, totaling $265.0 million as a result of increased expenses for depreciation and amortization, post employment programs, including severance, and the accretion and fair value adjustments related to the contingent consideration liability;

•
a net increase in operating cash flow resulting from less cash used for accounts receivable, including estimated sales allowances, of $232.7 million reflecting the timing of sales and cash collections; and

•	a net decrease of $48.6 million in the amount of cash used through changes in inventory balances.

These items were offset by the following:

•	a net decrease in the amount of cash provided through changes in trade accounts payable of $52.3 million as a result of the timing of cash payments;

•	a net increase in the amount of cash used through changes in income taxes of $146.9 million as a result of the level of estimated tax payments made during the current year;

•	a net decrease in deferred revenues of $18.8 million; and

•
a net decrease in legal and professional accruals of $110.6 million ($232.7 million at December 31, 2011, as compared to $122.1 million at December 31, 2012), primarily as a result of litigation payments.

For 2013, the timing of litigation settlements, income taxes and amounts due to Merck KGaA related to the anticipated income tax benefits on indemnified litigation may lead to a reduction of $100 million or more in cash flows from operations as compared to 2012.

Net cash provided by operating activities decreased by $211.0 million to $720.4 million for the year ended December 31, 2011 as compared to $931.4 million for the year ended December 31, 2010. The net decrease in cash provided by operating activities was principally due to the following:

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

•
a net increase of $125.9 million in the amount of cash used by changes in inventory balances. At December 31, 2011, inventories increased to support an expected increase in future demand combined with new product launches in 2012;

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

Cash used in investing activities was $364.2 million for the year ended December 31, 2012 as compared to cash used in investing activities of $332.0 million for the year ended December 31, 2011, an increase of $32.2 million. This increase is the result of increased capital expenditures and expenditures for product rights and licenses. During the year ended December 31, 2012, the Company paid approximately $72 million to acquire product rights and licenses, the majority of which related to two dermatological products. This cash outflow is included in other investing activities. Additionally, non-cash investing activities in 2011 included the acquisition of intangible assets through contingent consideration in the amount of approximately $341.0 million, most of which relates to our acquisition of the Respiratory Delivery Platform.

Capital expenditures, primarily for equipment, were approximately $305.3 million in the current year. The increase as compared to 2011 is the result of expenditures related to the Respiratory Development Platform, which was acquired in 2011, and expenditures related to production capacity, platform development and technology expansions. While there can be no assurance that current expectations will be realized, we expect to continue to invest in our future growth and expect capital expenditures for 2013 to be between $300.0 million and $400.0 million.

Cash used in financing activities was $611.5 million for year ended December 31, 2012 as compared to cash used in financing activities of $645.0 million for the year ended December 31, 2011, a net decrease of $33.5 million. Cash used in financing activities includes the repayment of our $600 million Senior Convertible Notes, which matured in March 2012, and the quarterly payments of the U.S. Term Loans as required under the Senior Credit Agreement. Under the related credit facility, borrowings and repayments on the Revolving Facility for the year ended December 31, 2012 were $1.3 billion each. In December 2012, we completed a private placement of $750 million aggregate principal amount of 3.125% Senior Notes due 2023. In addition, we borrowed $180 million under our Receivables Facility. The proceeds of these borrowings were principally utilized to fund the Senior Convertible Note payment and the share repurchase programs discussed above.

In addition, during 2012, the Company completed two share repurchase programs by purchasing approximately 41.4 million shares of common stock for approximately $1.0 billion. During 2011, the Company repurchased approximately 14.8 million shares of common stock for approximately $350 million.

On November 20, 2012, the Company announced that Moody’s Investors Service upgraded its corporate credit ratings to Baa3 from Ba1 and the Standard & Poor’s Ratings Services upgraded its credit ratings to BBB- from BB+. This upgrade of the Company to “Investment Grade” will enhance our access to capital markets and reduce our ongoing cost of funding.

We believe that through the refinancing of certain borrowings under the Amended and Restated Credit Agreement, dated December 20, 2007 (the “Prior Credit Agreement”), and several capital market transactions completed during the last three years, Mylan substantially improved its debt maturity schedule. The Company has approximately $95 million of long-term debt due in 2013 and approximately $125 million due in 2014. Our current intention is to repay such amounts at maturity using available liquidity. In addition, our cash and cash equivalents at our foreign subsidiaries totaled $231 million at December 31, 2012. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our foreign subsidiaries.

As of December 31, 2012, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the December 31, 2012 period was more than 130% of the applicable conversion reference price of $13.32 at December 31, 2012, the $575.0 million of Cash Convertible Notes were currently convertible. During the quarter ending December 31, 2012, the Company received requests to convert $1.0 million of the Cash Convertible Notes. These requests will require the Company to pay the full conversion value in cash in March 2013. Accordingly, $1.0 million of the balance outstanding under the Cash Convertible Notes has been reclassified to short-term debt as of December 31, 2012. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that additional debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge. Should additional holders elect to convert, we may elect to draw on our revolving credit facility to fund any principal payments.

We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow. We have approximately $90 million accrued for such legal contingencies. Additionally, for certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan. The inability or denial of Merck KGaA to pay on an indemnified claim could have a material adverse effect on our financial position, results of operations or cash flows.

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

At December 31, 2012 and December 31, 2011, we had $58.0 million and $79.8 million outstanding under existing letters of credit. Additionally, as of December 31, 2012, we had $112.2 million available under the $125.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at December 31, 2012, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In thousands)	U.S. Term Loans	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	2023 Senior Notes	Total
2013	$93,750	$1,002	$—	$—	$—	$—	$94,752
2014	125,000	—	—	—	—	—	125,000
2015	187,500	573,998	—	—	—	—	761,498
2016	750,000	—	—	—	—	—	750,000
2017	—	—	550,000	—	—	—	550,000
Thereafter	—	—	—	800,000	1,000,000	750,000	2,550,000
Total	$1,156,250	$575,000	$550,000	$800,000	$1,000,000	$750,000	$4,831,250

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in our lines of business. The Senior Credit Agreement contains a financial covenant requiring maintenance of a maximum consolidated leverage ratio. We have been compliant with the financial covenant during 2012, and we expect to remain in compliance for the next twelve months.

In February 2012, Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of the Company, entered into a receivable securitization facility (the “Receivables Facility”) of up to $300 million, which was expanded to $400 million in July 2012. Pursuant to the terms of the Receivables Facility, MPI transfers certain of its domestic receivables, related assets and collections, on an ongoing basis, to Mylan Securitization LLC (“Mylan Securitization”), a wholly owned bankruptcy remote subsidiary. In turn, from time to time, Mylan Securitization sells its interests in such receivables, related assets and collections to certain conduit purchasers, committed purchasers and letter of credit issuers in exchange for cash or letters of credit. Mylan Securitization maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold. The receivables underlying any borrowings are included in accounts receivable, net, in the Consolidated Balance Sheets. At

December 31, 2012, there were $180 million of short-term borrowings outstanding under the Receivables Facility, which are recorded as a secured loan and included in short-term borrowings in the Consolidated Balance Sheets.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at December 31, 2012 and 2011, which was calculated as the present value of the estimated future net cash flows using a market rate of return at December 31, 2012 and 2011. Discount rates ranging from 1.6% to 10.5% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2012 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

(In thousands)	Total	Less than One Year	One- Three Years	Three- Five Years	Thereafter
Operating leases	$115,274	$38,720	$52,056	$13,287	$11,211
Long-term debt	4,831,382	94,752	886,630	2,100,000	1,750,000
Scheduled interest payments	1,447,352	218,801	456,129	509,453	262,969
Other Commitments (1)	1,653,955	417,433	322,443	336,189	577,890
	$8,047,963	$769,706	$1,717,258	$2,958,929	$2,602,070
____________

(1)	Other commitments include agreements to purchase third-party manufactured products and open purchase orders at December 31, 2012.

The chart above does not include short-term borrowings held by Mylan India in the amount of approximately $118.8 million, which represent working capital facilities with several banks and are secured first by Mylan India’s current assets and second by Mylan India’s property, plant and equipment and has a weighted average interest rate of 4.7%. Additionally, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2012, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. As such, $132.3 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

We lease certain property under various operating lease arrangements that expire generally over the next five years. These leases generally provide us with the option to renew the lease at the end of the lease term.

At December 31, 2012, the $1.14 billion of debt related to the Cash Convertible Notes reported in our financial statements consists of $500.5 million of debt ($575.0 million face amount, net of $74.5 million discount) and a liability with a fair value of $636.3 million related to the bifurcated conversion feature. The bifurcated conversion feature is not included in contractual obligations as there is an offsetting hedge asset.

Scheduled interest payments represent the estimated interest payments related to our outstanding borrowings under term loans, notes and other debt. Variable debt interest payments are estimated using current interest rates.

We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the Respiratory Delivery Platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. These contingent payments have not been included in the table above. The amount of contingent consideration accrued was $379.2 million at December 31, 2012. In addition, the Company expects to incur approximately $30 million to $40 million of annual non-cash accretion expense related to the increase in the net present value of the contingent consideration liability.

We have entered into an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace. Mylan plans to provide funding related to the collaboration over the next several years that could total approximately $50 million or more per year. Additionally, we have entered into product development agreements under which we have agreed to share in the development costs as they are incurred by our partners and/or pay milestones. As the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.

We periodically enter into licensing agreements with other pharmaceutical companies for the manufacture, marketing and/or sale of pharmaceutical products. These agreements generally call for us to pay a percentage of amounts earned from the sale of the product as a royalty on a profit share.

Mylan sponsors various defined benefit pension plans in several countries. Benefit formulas are based on varying criteria on a plan by plan basis. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans, which typically results in these plans being unfunded. The amount accrued related to these benefits was $61.2 million at December 31, 2012. In addition, we have accrued $15.4 million at December 31, 2012 as a result our intention to withdrawal from a multi-employer pension plan. We are unable to determine when these amounts will require payment as the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control.

We have entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances. Certain commercial agreements require us to provide performance bonds and/or indemnifications; while it is difficult to forecast the amount of payments, if any, to be made over the next few years, we do not believe the amount would be material to our results of operations, cash flows or financial position.

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

Net Revenue Provisions
Net revenues are recognized for product sales when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $977.0 million and $763.0 million at December 31, 2012 and 2011. Other current liabilities include $202.9 million and $147.9 million at December 31, 2012 and 2011, for certain sales allowances and other adjustments that are paid to indirect customers. The following is a rollforward of the most significant provisions for estimated sales allowances during 2012:

(In thousands)	Balance at	Checks/ Credits Issued to Third Parties	Current Provision Related to Sales Made in the Current Period	Effects of Foreign Exchange	Balance at
	December 31, 2011				December 31, 2012
Chargebacks	$246,673	$(2,323,889)	$2,345,398	$289	$268,471
Incentives offered to direct customers	$334,709	$(1,518,914)	$1,671,260	$607	$487,662
Returns	$128,633	$(133,038)	$161,064	$328	$156,987

We do not anticipate any significant changes to the methodologies that we use to measure chargebacks, incentives offered to direct customers or returns; however, the balances within these reserves can fluctuate significantly through the consistent application of our methodologies. In the current year, accruals for incentives offered to direct customers increased as a result of an increase in related sales and overall higher rebate rates, mainly in response to the competitive environment in various markets. Historically, we have not recorded in any current period any material amounts related to adjustments made to prior period reserves. Should any material amounts from any prior period be recorded in any current period such amounts will be disclosed.

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

Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. Mylan markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also market products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” Mylan enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler’s invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. For the latter, in most cases, inventory levels are obtained directly from certain of our largest wholesalers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end-user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% in the estimated sell-through levels by our wholesaler customers and in the estimated wholesaler inventory levels would have an effect on our reserve balance of approximately $15 million.

Returns — Consistent with industry practice, we maintain a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. Although application of the policy varies from country to country in accordance with local practices, generally, product may be returned for a period beginning six months prior to its expiration date to up to one year after its expiration date. The majority of our product returns occurs as a result of product dating, which falls within the range set by our policy, and are settled through the issuance of a credit to our customer. Although the introduction of additional generic competition does not give our customers the right to return product outside of our established policy, we do recognize that such competition could ultimately lead to increased returns. We analyze this on a case-by-case basis, when significant, and make adjustments to increase our reserve for product returns as necessary. Our estimate of the provision for returns is based upon our historical experience with actual returns, which is applied to the level of sales for the period that corresponds to the period during which our customers may return product. This period is known by us based on the shelf lives of our products at the time of shipment. Additionally, we consider factors such as levels of inventory in the distribution channel, product dating and expiration period, size and maturity of the market prior to a product launch, entrance into the market of additional generic competition, changes in formularies or launch of over-the-counter products, and make adjustments to the provision for returns in the event that it appears that actual product returns may differ from our established reserves. We obtain data with respect to the level of inventory in the channel directly from certain of our largest customers. A change of 5% in the estimated product return rate used in our calculation of our return reserve would have an effect on our reserve balance of approximately $8 million.

Intangible Assets, Goodwill and Contingent Consideration
We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire a business has been allocated to the underlying net assets of the acquired business based on estimates of their respective fair values. Amounts allocated to acquired in-process research and development (“IPR&D”) are capitalized at the date of an acquisition and, at the time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts will be allocated to product rights and licenses and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Mylan has four reporting units, of which three are included in the Generics Segment with the remaining reporting unit consisting of our Specialty Segment. As of the date of our most recent annual impairment test, April 1, 2012, approximately 91% of Mylan’s total goodwill is allocated to the three reporting units within the Generics Segment as follows: North America ($779 million), EMEA ($1.15 billion) and Asia Pacific ($1.27 billion), with the remainder ($322 million) allocated to our Specialty Segment and reporting unit.

In 2011, the FASB issued amended guidance on goodwill impairment testing. Under the revised guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (“step 1”). We have adopted the guidance effective January 1, 2012 and performed the qualitative assessment for our North America and Specialty reporting units as part of our annual impairment test. We concluded that it was more likely than not that the fair value of the North America and Specialty reporting units is greater than the carrying amount, therefore no step 1 quantitative analysis was performed. Step 1 of the impairment analysis consists of a comparison of the estimated fair value of the individual reporting units with their carrying amount, including goodwill. In estimating each reporting unit’s fair value, we performed extensive valuation analysis, utilizing both income and market-based approaches, in our goodwill assessment process. We utilize an average of the two methods in estimating the fair value of the individual reporting units. The following describes the valuation methodologies used to derive the estimated fair value of the reporting units.

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

The Company performed its annual impairment test as of April 1, 2012, and the estimated fair value of the two reporting units tested, Asia Pacific and EMEA, were in excess of the carrying value of these reporting units. For the Asia Pacific reporting unit, the estimated fair value of this business exceeded its carrying value by approximately 15%. The Asia Pacific reporting unit has been impacted by government pricing reform measures in Australia and Japan and increased levels of competition. As it relates to the income approach for the Asia Pacific unit, we forecasted cash flows for the next ten years. During the forecast period, the revenue compound annual growth rate (“CAGR”) was approximately 8%. A terminal value year was calculated with a 4% revenue growth rate. The CAGR in EBITDA margins was approximately 3% over the period of estimated cash flows. The discount rate utilized was 10.9%. Under the market-based approach, we utilized an estimated range of market multiples of 9.0 to 10.0 times EBITDA plus a control premium of 10%. The averaging of the two valuation methods did not significantly impact the estimated fair value of the Asia Pacific reporting unit.

As it relates to the income approach for the EMEA reporting unit at April 1, 2012, we forecasted cash flows for the next ten years. During the forecast period, the revenue CAGR was approximately 9%. A terminal value year was calculated with a 2% revenue growth rate. The discount rate utilized was 9.5%. Under the market-based approach, we utilized an estimated range of market multiples of 8.5 to 10.0 times EBITDA plus a control premium of 15%. The estimated fair value of the EMEA reporting unit exceeded its carrying value by approximately 30%.

Due to declining actual and projected revenue and cash flows in the Asia Pacific and EMEA reporting units, the Company concluded that potential goodwill impairment indicators existed as of December 31, 2012. As a result, the Company performed an interim goodwill impairment analysis during the fourth quarter of 2012.

As it relates to the Asia Pacific reporting unit, the significant assumptions utilized in the interim goodwill impairment test performed in the fourth quarter were consistent with the annual impairment test. The interim impairment test included updated projected operating results, and the discount rate utilized was 11.0%. The estimated fair value of this reporting unit exceeded its carrying value by approximately 10% at December 31, 2012.

As it relates to the EMEA reporting unit, the significant assumptions utilized in the interim goodwill impairment test performed in the fourth quarter were consistent with the annual impairment test. The interim impairment test included updated projected operating results, and the discount rate utilized was 9.6%. The estimated fair value of this reporting unit exceeded its carrying value by approximately 20% at December 31, 2012.

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

We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable undiscounted cash flows are largely independent of the cash flows of other assets and liabilities. For the Asia Pacific and EMEA reporting units, this assessment is generally performed at the country level within the reporting units. If these cash flows are less than the carrying value of long-lived assets within the asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value. Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset grouping. The results of our analysis performed in the fourth quarter of 2012 indicate that the undiscounted pre-tax cash flows in the individual asset groupings were sufficient to support the recoverability of the long-lived assets. Certain asset groupings in the Asia Pacific reporting unit, principally Japan and Australia, and the EMEA reporting unit, principally Portugal, Spain and Germany, remain at risk for potential impairment charges if the projected operating results are not achieved. Any future long-lived assets impairment charges would likely materially impact the Company’s reported results of operations.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2012. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

Based on this evaluation, as of December 31, 2012, a valuation allowance of $249.4 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.

The resolution of tax reserves and changes in valuation allowances could be material to Mylan’s results of operations or financial position. A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $7 million and $12 million, respectively.

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

A variance of 5% between estimated and recorded litigation reserves (excluding indemnified claims) and actual resolution of certain legal matters would have an effect on our litigation reserve balance of approximately $5 million.

Recent Accounting Pronouncements

In June and December 2011, the Financial Accounting Standards Board issued revised accounting guidance for the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. The amended guidance is effective for fiscal years beginning after December 15, 2011, and it must be applied retrospectively. The Company adopted the guidance during the year ended December 31, 2012, with retrospective application to the years ended December 31, 2011 and 2010 by presenting the Consolidated Statements of Comprehensive Earnings. The adoption of the guidance did not have a material effect on our results of operations, financial position or cash flows.

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

If there were an adverse change in foreign currency exchange rates of 10%, the expected net effect on net income related to Mylan’s foreign currency denominated financial instruments would not be material.

Interest Rate and Long-Term Debt Risk
Mylan’s exposure to interest rate risk arises primarily from our U.S. Dollar borrowings and investments. We invest primarily on a variable-rate basis, and we borrow on both a fixed and variable basis. In order to maintain a certain ratio of fixed to variable rate debt, from time to time, depending on market conditions, Mylan will use derivative financial instruments such as interest rate swaps to fix interest rates on variable-rate borrowings or to convert fixed-rate borrowings to variable interest rates.

Mylan’s long-term borrowings consist principally of $1.16 billion in U.S. dollar denominated loans under our Senior Credit Agreement, $575.0 million notional value in Cash Convertible Notes and $3.10 billion in Senior Notes.

Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. The fair value of the Cash Convertible Notes will fluctuate as the market value of our common stock fluctuates. As of December 31, 2012, the fair value of our Senior Notes was approximately $3.43 billion, and the fair value of our Cash Convertible Notes was approximately $1.22 billion. A 100 basis point change in interest rates on Mylan’s variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $11 million per year.

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

In conducting its December 31, 2012 assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 69 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Mylan Inc.:
We have audited the accompanying consolidated balance sheets of Mylan Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive earnings, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Mylan Inc.:
We have audited the internal control over financial reporting of Mylan Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 27, 2013

MYLAN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Assets
Current assets:
Cash and cash equivalents	$349,969	$375,056
Accounts receivable, net	1,554,342	1,426,438
Inventories	1,525,242	1,396,742
Deferred income tax benefit	229,348	202,899
Prepaid expenses and other current assets	243,816	167,709
Total current assets	3,902,717	3,568,844
Property, plant and equipment, net	1,397,216	1,298,034
Intangible assets, net	2,224,457	2,630,747
Goodwill	3,515,655	3,517,935
Deferred income tax benefit	87,655	39,376
Other assets	804,197	543,207
Total assets	$11,931,897	$11,598,143
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$777,908	$703,235
Short-term borrowings	298,987	128,054
Income taxes payable	33,731	42,880
Current portion of long-term debt and other long-term obligations	98,048	691,614
Deferred income tax liability	1,283	1,215
Other current liabilities	983,546	996,158
Total current liabilities	2,193,503	2,563,156
Long-term debt	5,337,196	4,479,080
Other long-term obligations	771,111	742,210
Deferred income tax liability	274,259	308,915
Total liabilities	8,576,069	8,093,361
Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 539,664,386 and 530,315,453 as of December 31, 2012 and December 31, 2011	269,832	265,158
Additional paid-in capital	3,986,746	3,795,373
Retained earnings	2,061,370	1,420,520
Accumulated other comprehensive loss	(86,498)	(87,839)
	6,231,450	5,393,212
Noncontrolling interest	15,110	13,007
Less: treasury stock — at cost
Shares: 144,459,210 and 103,637,016 as of December 31, 2012 and December 31, 2011	2,890,732	1,901,437
Total equity	3,355,828	3,504,782
Total liabilities and equity	$11,931,897	$11,598,143

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Net revenues	$6,750,246	$6,106,277	$5,404,266
Other revenues	45,864	23,548	46,256
Total revenues	6,796,110	6,129,825	5,450,522
Cost of sales	3,887,806	3,566,461	3,233,125
Gross profit	2,908,304	2,563,364	2,217,397
Operating expenses:
Research and development	401,341	294,728	282,146
Selling, general and administrative	1,400,747	1,214,631	1,086,609
Litigation settlements, net	(3,133)	48,556	127,058
Total operating expenses	1,798,955	1,557,915	1,495,813
Earnings from operations	1,109,349	1,005,449	721,584
Interest expense	308,699	335,944	331,462
Other income (expense), net	3,429	(14,869)	(34,178)
Earnings before income taxes and noncontrolling interest	804,079	654,636	355,944
Income tax provision	161,145	115,833	10,402
Net earnings	642,934	538,803	345,542
Net earnings attributable to the noncontrolling interest	(2,084)	(1,993)	(427)
Net earnings attributable to Mylan Inc. before preferred dividends	640,850	536,810	345,115
Preferred dividends	—	—	121,535
Net earnings attributable to Mylan Inc. common shareholders	$640,850	$536,810	$223,580
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$1.54	$1.25	$0.69
Diluted	$1.52	$1.22	$0.68
Weighted average common shares outstanding:
Basic	415,210	430,839	324,453
Diluted	420,236	438,785	328,979

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net earnings	$642,934	$538,803	$345,542
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	(3,461)	(224,424)	131,438
Change in unrecognized loss and prior service cost related to defined benefit plans	(10,930)	(2,015)	(2,112)
Net unrecognized gain (loss) on derivatives	18,487	(49,062)	46,910
Net unrealized (loss) gain on marketable securities	(72)	50	77
Other comprehensive earnings (loss), before tax	4,024	(275,451)	176,313
Income tax related to items of other comprehensive earnings (loss)	2,683	(15,745)	16,253
Other comprehensive earnings (loss), net of tax	1,341	(259,706)	160,060
Comprehensive earnings	644,275	279,097	505,602
Comprehensive earnings attributable to the noncontrolling interest	(2,084)	(1,993)	(427)
Comprehensive earnings attributable to Mylan Inc. common shareholders	$642,191	$277,104	$505,175

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES Consolidated Statements of Equity (In thousands, except share amounts)

					Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Earnings (Loss)	Noncontrolling Interest	Total Equity

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Cost	Shares	Cost			Shares	Cost
Balance at December 31, 2009	2,139,000	$1,070	396,683,892	$198,342	$3,834,674	$660,130	(90,199,152)	$(1,574,877)	$11,807	$14,052	$3,145,198
Net earnings	—	—	—	—	—	345,115	—	—	—	427	345,542
Other comprehensive earnings, net of tax	—	—	—	—	—	—	—	—	160,060	—	160,060
Stock options exercised, net of shares tendered for payment	—	—	3,899,484	1,950	52,703	—	—	—	—	—	54,653
Preferred stock conversion	(2,139,000)	(1,070)	125,234,173	62,617	(61,547)	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	31,385	—	—	—	—	—	31,385
Issuance of restricted stock, net of shares withheld	—	—	—	—	(11,923)	—	492,065	8,588	—	—	(3,335)
Tax benefit of stock option plans	—	—	—	—	7,253	—	—	—	—	—	7,253
Dividends on preferred shares	—	—	—	—	—	(121,535)	—	—	—	—	(121,535)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(4,622)	—	—	—	—	(830)	(5,452)
Other	—	—	—	—	1,759	—	—	—	—	(127)	1,632
Balance at December 31, 2010	—	$—	525,817,549	$262,909	$3,849,682	$883,710	(89,707,087)	$(1,566,289)	$171,867	$13,522	$3,615,401

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES Consolidated Statements of Equity (Continued) (In thousands, except share amounts)

					Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Earnings (Loss)	Noncontrolling Interest	Total Equity

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Cost	Shares	Cost			Shares	Cost

Net earnings	—	$—	—	$—	$—	$536,810	—	$—	$—	$1,993	$538,803
Other comprehensive loss. net of tax	—	—	—	—	—	—	—	—	(259,706)	—	(259,706)
Common stock share repurchase	—	—	—	—	—	—	(14,773,006)	(349,998)	—	—	(349,998)
Warrant amendment and exchange	—	—	—	—	(149,947)	—	—	—	—	—	(149,947)
Stock options exercised, net of shares tendered for payment	—	—	4,497,904	2,249	65,489	—	—	—	—	—	67,738
Stock compensation expense	—	—	—	—	42,576	—	—	—	—	—	42,576
Issuance of restricted stock, net of shares withheld	—	—	—	—	(20,973)	—	843,077	14,850	—	—	(6,123)
Tax benefit of stock option plans	—	—	—	—	11,153	—	—	—	—	—	11,153
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(2,607)	—	—	—	—	(2,385)	(4,992)
Other	—	—	—	—	—	—	—	—	—	(123)	(123)
Balance at December 31, 2011	—	$—	530,315,453	$265,158	$3,795,373	$1,420,520	(103,637,016)	$(1,901,437)	$(87,839)	$13,007	$3,504,782

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES Consolidated Statements of Equity (Continued) (In thousands, except share amounts)

					Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Earnings (Loss)	Noncontrolling Interest	Total Equity

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Cost	Shares	Cost			Shares	Cost
Net earnings	—	$—	—	$—	$—	$640,850	—	$—	$—	$2,084	$642,934
Other comprehensive earnings, net of tax	—	—	—	—	—	—	—	—	1,341	—	1,341
Common stock share repurchase	—	—	—	—	—	—	(41,398,647)	(999,893)	—	—	(999,893)
Stock options exercised, net of shares tendered for payment	—	—	9,348,933	4,674	139,209	—	—	—	—	—	143,883
Stock compensation expense	—	—	—	—	42,579	—	—	—	—	—	42,579
Issuance of restricted stock, net of shares withheld	—	—	—	—	(15,638)	—	576,454	10,598	—	—	(5,040)
Tax benefit of stock option plans	—	—	—	—	25,232	—	—	—	—	—	25,232
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(9)	—	—	—	—	(25)	(34)
Other	—	—	—	—	—	—	—	—	—	44	44
Balance at December 31, 2012	—	$—	539,664,386	$269,832	$3,986,746	$2,061,370	(144,459,209)	$(2,890,732)	$(86,498)	$15,110	$3,355,828

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$642,934	$538,803	$345,542
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	546,604	510,688	422,788
Stock-based compensation expense	42,579	42,576	31,385
Change in estimated sales allowances	265,532	(3,540)	42,608
Deferred income tax (benefit) expense	(108,930)	(57,405)	11,287
Other non-cash items	235,985	111,018	93,175
Litigation settlements, net	(3,133)	48,556	127,058
Changes in operating assets and liabilities:
Accounts receivable	(354,844)	(318,870)	21,865
Inventories	(172,020)	(220,600)	(94,728)
Trade accounts payable	81,429	133,666	23,021
Income taxes	(49,989)	96,935	20,247
Deferred revenue	(19,765)	(996)	23,626
Other operating assets and liabilities, net	(157,364)	(160,407)	(136,470)
Net cash provided by operating activities	949,018	720,424	931,404
Cash flows from investing activities:
Capital expenditures	(305,325)	(279,848)	(192,792)
Change in restricted cash	6,972	15,030	24,875
Cash paid for acquisitions, net	—	(80,510)	(562,765)
Proceeds from sale of property, plant and equipment	16,338	—	4,947
Purchase of marketable securities	(9,884)	(10,024)	(7,520)
Proceeds from sale of marketable securities	8,061	6,893	4,566
Other items, net	(80,404)	16,418	3,279
Net cash used in investing activities	(364,242)	(332,041)	(725,410)
Cash flows from financing activities:
Cash dividends paid	—	—	(139,035)
Payment of financing fees	(7,691)	(17,246)	(29,084)
Cash paid for warrant amendment and exchange	—	(149,947)	—
Purchase of common stock	(999,893)	(349,998)	—
Change in short-term borrowings, net	174,335	(15,614)	(27,415)
Proceeds from issuance of long-term debt	2,043,448	1,458,000	2,356,633
Payment of long-term debt	(1,990,796)	(1,644,198)	(2,115,402)
Proceeds from exercise of stock options	143,883	67,738	54,653
Other items, net	25,198	6,269	—
Net cash (used in) provided by financing activities	(611,516)	(644,996)	100,350
Effect on cash of changes in exchange rates	1,653	(30,383)	(24,808)
Net (decrease) increase in cash and cash equivalents	(25,087)	(286,996)	281,536
Cash and cash equivalents — beginning of period	375,056	662,052	380,516
Cash and cash equivalents — end of period	$349,969	$375,056	$662,052
Supplemental disclosures of cash flow information —
Non-cash transactions:
Other long-term obligations	$—	$376,110	$—
Cash paid during the period for:
Income taxes	$308,544	$124,123	$114,809
Interest	$246,762	$284,637	$144,176

See Notes to Consolidated Financial Statements

Mylan Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations

Mylan Inc. and its subsidiaries (the “Company,” “Mylan,” “our” or “we”) are engaged in the global development, licensing, manufacture, marketing and distribution of generic, brand and branded generic pharmaceutical products for resale by others and active pharmaceutical ingredients (“API”) through two segments, “Generics” and “Specialty.” The principal markets for Generics are proprietary and ethical pharmaceutical wholesalers and distributors, group purchasing organizations, drug store chains, independent pharmacies, drug manufacturers, institutions, and public and governmental agencies primarily within the United States (“U.S.”) and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”), and India, Australia, Japan and New Zealand (collectively, “Asia Pacific”). Generics also focuses on developing API with non-infringing processes for both internal use and to partner with manufacturers in regulated markets such as the U.S. and the European Union (“EU”) at market formation. The principal market for Specialty is pharmaceutical wholesalers and distributors, pharmacies and health care institutions primarily in the U.S.

2.	Summary of Significant Accounting Policies

Principles of Consolidation. The Consolidated Financial Statements include the accounts of Mylan Inc. and those of its wholly owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in equity method affiliates are recorded at cost and adjusted for the Company’s share of the affiliates’ cumulative results of operations, capital contributions and distributions. Noncontrolling interests in the Company’s subsidiaries are recorded net of tax as net earnings attributable to noncontrolling interests. Certain comparative figures have been reclassified to conform to the current year presentation.

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

Marketable Securities. Marketable equity and debt securities classified as available-for-sale are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale securities are computed on a specific security basis and are included in other income (expense), net, in the Consolidated Statements of Operations. Marketable equity and debt securities classified as trading securities are valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, and realized and unrealized gains and losses are included in other income (expense), net, in the Consolidated Statements of Operations.

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

Mylan performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 38% and 40% of the accounts receivable balances represent amounts due from three customers at December 31, 2012 and December 31, 2011, respectively. Total allowances for doubtful accounts were $23.0 million and $18.9 million at December 31, 2012 and December 31, 2011, respectively.

Inventories. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory, including pre-launch inventory, are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (three to 18 years for machinery and equipment and other fixed assets and 15 to 39 years for buildings and improvements). The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $160.2 million, $152.8 million and $132.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Intangible Assets and Goodwill. Intangible assets are stated at cost less accumulated amortization. Amortization is generally recorded on a straight-line basis over estimated useful lives ranging from five to 20 years. The Company periodically reviews the original estimated useful lives of intangible assets and makes adjustments when events indicate that a shorter life is appropriate.

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The cost to acquire a business is allocated to the underlying net assets of the acquired business in proportion to their respective fair values. Amounts allocated to acquired in-process research and development (“IPR&D”) are capitalized at the date of an acquisition and, at the time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts will be allocated to product rights and licenses and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable based on management's assessment of the fair value of the Company's reporting units as compared to their related carrying value. Under the new authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

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

Indefinite-lived intangibles, principally IPR&D, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.

Short-Term Borrowings. Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited) has a financing arrangement for the sale of its accounts receivable with certain commercial banks. The commercial banks purchase the receivables at a discount and Mylan Laboratories Limited records the proceeds as short-term borrowings. Upon receipt of payment of the receivable, the short-term borrowings are reversed. As the banks have recourse to Mylan Laboratories Limited on the receivables sold, the receivables are included in accounts receivable, net, in the Consolidated Balance Sheets. Additionally, Mylan Laboratories Limited has working capital facilities with several banks which are secured by its current assets and property, plant and equipment. The working capital facilities have a weighted average interest rate of 4.7% at December 31, 2012.

In February 2012, Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of the Company, entered into a receivable securitization facility (the “Receivables Facility”) of up to $300 million, which was expanded to $400 million in July 2012. Pursuant to the terms of the Receivables Facility, MPI transfers certain of its domestic receivables, related assets and collections, on an ongoing basis, to Mylan Securitization LLC (“Mylan Securitization”), a wholly owned bankruptcy remote subsidiary. In turn, from time to time, Mylan Securitization sells its interests in such receivables, related assets and collections to certain conduit purchasers, committed purchasers and letter of credit issuers in exchange for cash or letters of credit. Mylan Securitization maintains a subordinated interest, in the form of over collateralization, in a portion of the receivables sold. The receivables underlying any borrowings are included in accounts receivable, net, in the Consolidated Balance Sheets. At December 31, 2012, there were $180 million of short-term borrowings outstanding under the Receivables Facility, which are recorded as a secured loan and included in short-term borrowings in the Consolidated Balance Sheets.

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

Accounts receivable are presented net of allowances relating to the above provisions. No revisions were made to the methodology used in determining these provisions during the years ended December 31, 2012 and 2011. Such allowances were $977.0 million and $763.0 million at December 31, 2012 and 2011, respectively. Other current liabilities included $202.9 million and $147.9 million at December 31, 2012 and 2011, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.

In February 2012, MPI entered into the Receivables Facility. The receivables underlying any borrowings are included in accounts receivable, net, in the Consolidated Balance Sheets. There were $556.5 million of securitized accounts receivable at December 31, 2012.

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

Royalty or profit share revenue from licensees, which are based on third-party sales of licensed products and technology, is recorded in accordance with the contract terms, when third-party sales can be reliably measured and collection of the funds is reasonably assured. Royalty revenue is included in other revenue in the Consolidated Statements of Operations.

The Company recognizes contract manufacturing and other service revenue when the service is performed or when the Company’s partners take ownership and title has passed, collectability is reasonably assured, the sales price is fixed or determinable, and there is persuasive evidence of an arrangement.

During the years ended December 31, 2012, 2011 and 2010, sales to Cardinal Health, Inc. were 14%, 13%, and 11%, respectively, and sales to McKesson Corporation were 13%, 11% and 11%, respectively, of consolidated net revenues.

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

With respect to the its convertible preferred stock, the Company considered the effect on diluted earnings per share of the preferred stock conversion feature using the if-converted method for all periods during which the preferred stock was outstanding. The preferred stock was convertible into between 125,234,172 shares and 152,785,775 shares of the Company’s common stock. On November 15, 2010, pursuant to its terms, the Company’s 6.50% mandatorily convertible preferred stock converted into 125,234,172 shares of Mylan’s common stock, and Mylan is no longer obligated to pay dividends. For the year ended December 31, 2010, the if-converted method was anti-dilutive; therefore, the preferred stock conversion was excluded in the computation of diluted earnings per share.

On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to anti-dilution adjustments substantially similar to the anti-dilution adjustments for the Cash Convertible Notes, which under most circumstances represents the maximum number of shares that underlie the conversion reference rate for the Cash Convertible Notes. The sold warrants had an exercise price of $20.00 and will be net share settled, meaning that Mylan will issue a number of shares per warrant corresponding to the difference between its share price at each warrant expiration date and the exercise price. The warrants meet the definition of derivatives under the guidance in the FASB Accounting Standards Codification (“ASC”) 815 Derivatives and Hedging (“ASC 815”); however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40 Contracts in Entity’s Own Equity (“ASC 815-40”), the warrants have been recorded in shareholders’ equity in the Consolidated Balance Sheets.

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

On May 3, 2011, the Company announced that its Board of Directors had approved the repurchase of up to $350 million of the Company’s common stock and other equity securities, either in the open market or through privately-negotiated transactions. During the second quarter of 2011, the repurchase program was completed with approximately 14.8 million shares of common stock repurchased for approximately $350 million.

On May 10, 2012, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of the Company's common stock in the open market. During the second quarter of 2012, the repurchase program was completed with approximately 23.4 million shares of common stock repurchased for approximately $500 million.

On November 20, 2012, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of the Company’s common stock in the open market or through other methods. The repurchase was completed by December 31, 2012, with approximately 18.0 million shares of common stock repurchased for approximately $500 million.

Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2012	2011	2010
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. before preferred dividends	$640,850	$536,810	$345,115
Less: Preferred dividends	—	—	121,535
Net earnings attributable to Mylan Inc. common shareholders	$640,850	$536,810	$223,580
Shares (denominator):
Weighted average common shares outstanding	415,210	430,839	324,453
Basic earnings per common share attributable to Mylan Inc. common shareholders	$1.54	$1.25	$0.69
Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$640,850	$536,810	$223,580
Shares (denominator):
Weighted average shares outstanding	415,210	430,839	324,453
Stock-based awards and warrants	5,026	7,946	4,526
Total dilutive shares outstanding	420,236	438,785	328,979
Diluted earnings per common share attributable to Mylan Inc.	$1.52	$1.22	$0.68

Additional stock options or restricted stock awards were outstanding during the years ended December 31, 2012, 2011 and 2010 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 4.8 million, 5.5 million and 3.5 million shares for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation. The fair value of stock-based compensation is recognized as expense in the Consolidated Statements of Operations over the vesting period.

Derivatives. From time to time the Company may enter into derivative financial instruments (mainly foreign currency exchange forward contracts, purchased currency options, interest rate swaps and purchased equity call options) designed to hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next twelve months, in currencies other than the functional currency, to hedge the variability in interest expense on floating rate debt, hedge the fair value of fixed-rate notes or to hedge cash or share payments required on conversion of issued convertible notes. When such instruments qualify for hedge accounting, they are recognized on the Consolidated Balance Sheets with the change in the fair value recorded as a component of other comprehensive earnings until the underlying hedged item is recognized in the Consolidated Statements of Operations. When such derivatives do not qualify for hedge accounting, they are recognized on the Consolidated Balance Sheets at their fair value, with changes in the fair value recorded in the Consolidated Statements of Operations within other income (expense), net.

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

Recent Accounting Pronouncements. In June and December 2011, the FASB issued revised accounting guidance for the presentation of comprehensive income. Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as a part of the statement of changes in stockholders’ equity. The amended guidance is effective for fiscal years beginning after December 15, 2011, and it must be applied retrospectively. The Company adopted the guidance during the year ended December 31, 2012, with retrospective application to the years ended December 31, 2011 and 2010 by presenting the Consolidated Statements of Comprehensive Earnings. The adoption of the guidance did not have a material effect on our results of operations, financial position or cash flows.

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

The total purchase consideration was $348 million. This amount consisted of an initial cash payment of $22 million, approximately $4 million in assumed liabilities, and $322 million of contingent consideration. Pfizer is eligible to receive milestone payments, which are contingent upon the future product development achievements including regulatory approvals, market launches, sales targets and profitability. The $322 million of contingent consideration at the acquisition date represented the net present value of expected milestone and profit sharing payments. The purchase price allocation, including the valuation of the contingent payment elements of the purchase price, resulted in IPR&D of $338 million, fixed assets of $8 million and goodwill of $2 million.

The amount allocated to acquired IPR&D represented an estimate of the fair value of purchased in-process technology that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of IPR&D was based on the excess earnings method, which utilizes forecasts of expected net cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 12.5% was utilized to discount net cash inflows to present values.

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

All acquired IPR&D projects are in various stages of completion. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur. Refer to Note 5, “Goodwill and Intangible Assets,” for information regarding the Company’s annual impairment review of these IPR&D assets.

The identified intangible assets of $186.0 million are comprised of product rights and licenses that have a weighted average useful life of approximately eight years. The goodwill of $207.4 million arising from the acquisition consisted largely of the value of the employee workforce and the value of products to be developed in the future. All of the goodwill was assigned to Mylan’s Generics Segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Acquisition costs of approximately $13 million were expensed during the year ended December 31, 2010.

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

Year Ended December 31, 2010
(In thousands, except per share amounts)	(Unaudited)
Total revenues	$5,561,801
Net earnings attributable to Mylan Inc. before preferred dividends	355,626
Preferred dividends	121,535
Net earnings attributable to Mylan Inc. common shareholders	$234,091
Earnings per common share attributable to Mylan Inc. common shareholders
Basic	$0.72
Diluted	$0.71
Weighted average common shares outstanding:
Basic	324,453
Diluted	328,979

Other Transactions
On August 22, 2012, the Company and Pfizer Japan Inc. (“Pfizer Japan”) announced a definitive agreement to establish an exclusive long-term strategic collaboration to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, the Company and Pfizer Japan will continue to operate separate legal entities in Japan, but will collaborate on current and future generic products, sharing the costs and profits resulting from the collaboration. The Company’s responsibilities primarily consist of managing operations, including research and development and manufacturing. Pfizer Japan’s responsibilities under the agreement primarily consist of the commercialization of the combined generics portfolio and managing a combined marketing and sales effort. The collaboration became operational on January 1, 2013.

During 2011, the Company completed two additional business acquisitions for total purchase consideration of approximately $165 million. The total combined purchase consideration of the two acquisitions included initial cash payments of $59 million and approximately $106 million in assumed liabilities. The preliminary purchase price allocations, including the valuation of the contingent payment elements of the purchase price, resulted in intangible assets of $130 million, IPR&D of $30 million and fixed assets of $5 million. The impact on our results of operations since the acquisition dates was not material.

4.	Balance Sheet Components

Selected balance sheet components consist of the following:

(In thousands)	December 31, 2012	December 31, 2011
Inventories:
Raw materials	$455,958	$370,423
Work in process	268,191	253,492
Finished goods	801,093	772,827
	$1,525,242	$1,396,742

Property, plant and equipment:
Land and improvements	$73,857	$72,945
Buildings and improvements	665,058	676,028
Machinery and equipment	1,436,904	1,358,163
Construction in progress	308,192	263,948
	2,484,011	2,371,084
Less accumulated depreciation	1,086,795	1,073,050
	$1,397,216	$1,298,034

Other current liabilities:
Legal and professional accruals, including litigation accruals	$122,083	$232,670
Payroll and employee benefit plan accruals	266,650	221,458
Accrued sales allowances	202,891	147,938
Accrued interest	72,590	74,754
Fair value of financial instruments	29,051	69,493
Other	290,281	249,845
	$983,546	$996,158

The value of contingent consideration included in other long-term obligations in the Consolidated Balance Sheets is $379.2 million and $341.0 million at December 31, 2012 and 2011, respectively.

5.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

(In thousands)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2010:
Goodwill	$3,277,827	$706,507	$3,984,334
Accumulated impairment losses	—	(385,000)	(385,000)
	3,277,827	321,507	3,599,334
Goodwill acquired (1)	1,138	—	1,138
Foreign currency translation	(82,537)	—	(82,537)
	3,196,428	321,507	3,517,935
Balance at December 31, 2011:
Goodwill	3,196,428	706,507	3,902,935
Accumulated impairment losses	—	(385,000)	(385,000)
	3,196,428	321,507	3,517,935
Foreign currency translation	(2,280)	—	(2,280)
	3,194,148	321,507	3,515,655
Balance at December 31, 2012:
Goodwill	3,194,148	706,507	3,900,655
Accumulated impairment losses	—	(385,000)	(385,000)
	$3,194,148	$321,507	$3,515,655
____________

(1)	Goodwill acquired primarily through the acquisition of Bioniche Pharma (see Note 3).

Intangible assets consist of the following components at December 31, 2012 and 2011:

(In thousands)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2012
Amortized intangible assets:
Patents and technologies	20	$116,631	$88,288	$28,343
Product rights and licenses	10	3,459,980	1,749,424	1,710,556
Other (1)	8	111,033	51,384	59,649
		3,687,644	1,889,096	1,798,548
IPR&D (2)		425,909	—	425,909
		$4,113,553	$1,889,096	$2,224,457
December 31, 2011
Amortized intangible assets:
Patents and technologies	20	$116,631	$82,815	$33,816
Product rights and licenses	10	3,364,263	1,418,492	1,945,771
Other (1)	8	200,663	45,604	155,059
		3,681,557	1,546,911	2,134,646
IPR&D (2)		496,101	—	496,101
		$4,177,658	$1,546,911	$2,630,747

____________

(1)	Other intangibles consist principally of customer lists and contracts.

(2)	See Note 3.

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by therapeutic category, is as follows:

(In thousands)	December 31, 2012	December 31, 2011
Allergy	$111,386	$127,096
Anti-infectives	145,109	179,386
Cardiovascular	309,062	353,026
Central Nervous System	273,102	293,106
Dermatological	93,644	32,710
Endocrine and Metabolic	80,702	92,482
Gastrointestinal	121,823	144,672
Respiratory System	218,658	282,803
Other (1)	357,070	440,490
	$1,710,556	$1,945,771
____________

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of total product rights and licenses.

Amortization expense, which is classified primarily within cost of sales in the Consolidated Statements of Operations, for the years ended December 31, 2012, 2011 and 2010 was $386.4 million, $357.8 million and $290.3 million, respectively. Amortization expense is expected to be approximately $353 million, $345 million, $321 million, $227 million and $200 million for the years ended December 31, 2013 through 2017, respectively.

Indefinite-lived intangibles, such as the Company’s IPR&D assets, are tested at least annually for impairment, but may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.

The Company performs its annual impairment review of certain IPR&D assets at September 30th. This review of IPR&D assets principally relates to assets acquired as part of the Bioniche Pharma acquisition in September 2010. For the years ended December 31, 2012 and 2011, the Company recorded impairment charges related to the Bioniche Pharma IPR&D assets in the amounts of $41.6 million and $16.2 million, respectively, which were recorded as a component of amortization expense. These impairment charges resulted from the Company’s estimate of the fair value of these assets, which was based upon updated forecasts, compared with the assigned fair values at the acquisition date. The fair value was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 6. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. A discount rate of approximately 10% was utilized in each valuation at September 30, 2012 and 2011. Changes to any of the Company’s assumptions may result in a further reduction to the estimated fair value of the IPR&D asset.

During the year ended December 31, 2012, approximately $33.0 million was reclassified from acquired IPR&D to product rights and licenses. Also during the year ended December 31, 2012, the Company paid approximately $70.0 million to acquire products rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals.

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

The Company has also entered into forward contracts to hedge forecasted foreign currency denominated sales from certain international subsidiaries. These contracts are designated as cash flow hedges to manage and mitigate foreign currency transaction risk and are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. Any changes in fair value are included in earnings or deferred through accumulated other comprehensive earnings (“AOCE”), depending on the nature and effectiveness of the offset.

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

The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed and floating-rate debt. These derivative instruments are measured at fair value and reported as current assets or current liabilities on the Consolidated Balance Sheets. The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the Consolidated Statements of Operations. As of December 31, 2012 and December 31, 2011, the total notional amount of the Company’s interest rate swaps on floating-rate debt was $850 million and $500 million, respectively. As described in Note 7 to the Consolidated Financial Statements, a total of $750 million of the Company's floating rate debt interest rate swaps have been extended through additional forward-starting swaps.

The Company's interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company's fixed rate debt to a variable rate. Any changes in the fair value of fair value hedges, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. As of December 31, 2012 and December 31, 2011 the total notional amount of the Company's fixed rate debt interest rate swaps designated as fair value hedges was $500 million.

As discussed further in Note 7, in November 2011, the Company entered into a credit agreement (the “Senior Credit Agreement”) and refinanced the Prior Credit Agreement. In conjunction with the refinancing of the Prior Credit Agreement, the Company terminated certain interest rate swaps that had previously fixed the interest rate on a portion of the Company’s variable-rate U.S. Tranche B Term Loans. As a result, during the year ended December 31, 2011, charges of approximately $13.9 million that had previously been classified in AOCE were recognized into other income (expense), net.

Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts that are in an asset position at December 31, 2012 is $26.8 million. The Company is not subject to any obligations to post collateral under derivative instrument contracts.

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

At December 31, 2012, the convertible note hedge had a total fair value of $636.3 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$36,647	Prepaid expenses and other current assets	$29,773
Total		$36,647		$29,773

	Liability Derivatives
	December 31, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$9,823	Other current liabilities	$658
Foreign currency forward contracts	Other current liabilities	15,863	Other current liabilities	57,075
Total		$25,686		$57,733

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$5,818	Prepaid expenses and other current assets	$3,802
Purchased cash convertible note hedge	Other assets	636,300	Other assets	460,000
Total		$642,118		$463,802

	Liability Derivatives
	December 31, 2012		December 31, 2011
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$3,365	Other current liabilities	$11,760
Cash conversion feature of Cash Convertible Notes	Long-term debt	636,300	Long-term debt	460,000
Total		$639,665		$471,760

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain Recognized in Earnings on Derivatives	Amount of Gain Recognized in Earnings on Derivatives
		Year Ended December 31,
(In thousands)		2012	2011	2010
Interest rate swaps	Interest expense	$19,562	$42,648	$—
Total		$19,562	$42,648	$—

	Location of Loss Recognized in Earnings on Hedged Items	Amount of Loss Recognized in Earnings on Hedging Items
		Year Ended December 31,
(In thousands)		2012	2011	2010
2018 Senior Notes	Interest expense	$(6,873)	$(29,773)	$—
Total		$(6,873)	$(29,773)	$—

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Year Ended December 31,
(In thousands)	2012	2011	2010
Foreign currency forward contracts	$(25,536)	$(55,453)	$6,657
Interest rate swaps	(8,168)	15,836	23,030
Total	$(33,704)	$(39,617)	$29,687

	Location of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCE into Earnings (Effective Portion)
		Year Ended December 31,
(In thousands)		2012	2011	2010
Foreign currency forward contracts	Net revenues	$(44,217)	$(5,492)	$2,301
Interest rate swaps	Interest expense	(2,386)	(15,719)	(53,499)
Total		$(46,603)	$(21,211)	$(51,198)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain or (Loss) Excluded from the Assessment of Hedge Effectiveness
		Year Ended December 31,
(In thousands)		2012	2011	2010
Foreign currency forward contracts	Other income (expense), net	$58,024	$13,432	$(2,958)
Total		$58,024	$13,432	$(2,958)

At December 31, 2012, the Company expects that approximately $32 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Net Investment Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Year Ended December 31,
(In thousands)	2012	2011	2010
Foreign currency borrowings	$—	$(11,596)	$42,236
Total	$—	$(11,596)	$42,236

During the years ended December 31, 2012, 2011 and 2010, there was no gain or loss recognized into earnings on derivatives with net investment hedging relationships.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
(In thousands)		2012	2011	2010
Foreign currency forward contracts	Other income (expense), net	$(8,429)	$20,740	$(29,215)
Cash conversion feature of Cash Convertible Notes	Other income (expense), net	(176,300)	$12,400	$(61,800)
Purchased cash convertible note hedge	Other income (expense), net	176,300	$(12,400)	$61,800
Total		$(8,429)	$20,740	$(29,215)

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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$135,209	$—	$—	$135,209
Total cash equivalents	135,209	—	—	135,209
Trading securities:
Equity securities — exchange traded funds	10,913	—	—	10,913
Total trading securities	10,913	—	—	10,913
Available-for-sale fixed income investments:
U.S. Treasuries	—	11,085	—	11,085
Corporate bonds	—	8,189	—	8,189
Agency mortgage-backed securities	—	1,050	—	1,050
Other	—	2,502	—	2,502
Total available-for-sale fixed income investments	—	22,826	—	22,826
Available-for-sale equity securities:
Biosciences industry	102	—	—	102
Total available-for-sale equity securities	102	—	—	102
Foreign exchange derivative assets	—	5,818	—	5,818
Interest rate swap derivative assets	—	36,647	—	36,647
Purchased cash convertible note hedge	—	636,300	—	636,300
Total assets at fair value	$146,224	$701,591	$—	$847,815

Financial Liabilities
Foreign exchange derivative liabilities	$—	$19,228	$—	$19,228
Interest rate swap derivative liabilities	—	9,823	—	9,823
Cash conversion feature of Cash Convertible Notes	—	636,300	—	636,300
Contingent consideration	—	—	379,197	379,197
Total liabilities at fair value	$—	$665,351	$379,197	$1,044,548

	December 31, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$152,331	$—	$—	$152,331
Total cash equivalents	152,331	—	—	152,331
Trading securities:
Equity securities — exchange traded funds	6,760	—	—	6,760
Total trading securities	6,760	—	—	6,760
Available-for-sale fixed income investments:
U.S. Treasuries	—	1,519	—	1,519
Corporate bonds	—	7,192	—	7,192
Agency mortgage-backed securities	—	12,346	—	12,346
Other	—	2,697	—	2,697
Total available-for-sale fixed income investments	—	23,754	—	23,754
Available-for-sale equity securities:
Biosciences industry	172	—	—	172
Total available-for-sale equity securities	172	—	—	172
Foreign exchange derivative assets	—	3,802	—	3,802
Interest rate swap derivative assets	—	29,773	—	29,773
Purchased cash convertible note hedge	—	460,000	—	460,000
Total assets at fair value	$159,263	$517,329	$—	$676,592

Financial Liabilities
Foreign exchange derivative liabilities	$—	$68,835	$—	$68,835
Interest rate swap derivative liabilities	—	658	—	658
Cash conversion feature of Cash Convertible Notes	—	460,000	—	460,000
Contingent consideration	—	—	341,000	341,000
Total liabilities at fair value	$—	$529,493	$341,000	$870,493

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

•
Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the year ended December 31, 2012 that would reduce the receivable amount owed, if any, to the Company.

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the year ended December 31, 2011 that would reduce the receivable amount owed, if any, to the Company.

•
Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the year ended December 31, 2012 that would reduce the receivable amount owed, if any, to the Company.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the Respiratory Delivery Platform and certain other acquisitions made during 2011. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at December 31, 2012 and 2011, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 1.6% to 10.5% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the year ended December 31, 2012, the Company recorded in interest expense $30.7 million of accretion, a fair value adjustment to increase the liability of approximately $8.0 million, and payments of $0.5 million.

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities, included in prepaid expenses and other current assets, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
Debt securities	$21,276	$1,550	$—	$22,826
Equity securities	—	102	—	102
	$21,276	$1,652	$—	$22,928
December 31, 2011
Debt securities	$22,263	$1,561	$(70)	$23,754
Equity securities	—	172	—	172
	$22,263	$1,733	$(70)	$23,926

Maturities of available-for-sale debt securities at fair value as of December 31, 2012, were as follows:

(In thousands)
Mature within one year	$4,555
Mature in one to five years	8,288
Mature in five years and later	9,983
$22,826

7.	Debt
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

Under the Purchase and Contribution Agreement, MPI will sell, on an ongoing basis, certain accounts receivable, related assets and the right to the collections on those accounts receivable to Mylan Securitization. Once sold to Mylan Securitization, the accounts receivable, related assets and rights to collection described above will be separate and distinct from MPI’s own assets and will not be available to MPI’s creditors should MPI become insolvent. The servicing, administration and collection of the accounts receivable will be conducted by MPI, as servicer. Under the terms of the Receivables Purchase Agreement, Mylan Securitization may, from time to time, obtain up to $400 million (in the form of cash or letters of credit for the benefit of MPI) from the Purchasers through the sale of its interest in such receivables, related assets and collections. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to a maximum of $500 million. Purchases under the Receivables Purchase Agreement will be repaid as accounts receivable are collected, with new purchases being advanced as new accounts receivable are originated by MPI and sold to Mylan Securitization, with settlement occurring monthly. Mylan Securitization has the option to reduce the commitments under the Receivables Purchase Agreement. Mylan Securitization’s assets have been pledged to the Agent in support of its obligations under the Receivables Purchase Agreement. Any amounts outstanding under the facility will be recorded as a secured loan and the receivables underlying any borrowings will continue to be included in accounts receivable, net, in the Consolidated Balance Sheets of the Company. The accounts receivable securitization facility has a term of three years.

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

As of December 31, 2012, the Consolidated Balance Sheets include $556.5 million of accounts receivable balances sold to Mylan Securitization, as well as $180 million of short-term borrowings. The interest rate on borrowings under this facility was approximately 0.99% at December 31, 2012.

Mylan Securitization holds trade accounts receivable whose cash flows are the primary source of repayment for its liabilities. Investors only have recourse to the assets held by Mylan Securitization. The Company is involved in these arrangements to the extent that it originates the accounts receivable and provides servicing activities.

Long-Term Debt
A summary of long-term debt is as follows:

(In thousands)	December 31, 2012	December 31, 2011
U.S. Term Loans	$1,156,250	$1,250,000
2017 Senior Notes	550,000	550,000
2018 Senior Notes	826,974	818,774
2020 Senior Notes	1,013,372	1,014,643
2023 Senior Notes	748,452	—
Cash Convertible Notes	1,136,768	937,160
Senior Convertible Notes	—	593,983
Other	132	3,666
	5,431,948	5,168,226
Less: Current portion	94,752	689,146
Total long-term debt	$5,337,196	$4,479,080

Senior Credit Facilities
In November 2011, the Company entered into a Senior Credit Agreement with a syndication of banks, which provided $1.25 billion in U.S. Term Loans (the “U.S. Term Loans”) and contains a $1.25 billion revolving facility (the “Revolving Facility,” and together with the U.S. Term Loans, the “Senior Credit Facilities”). Quarterly amortization payments due on the U.S. Term Loans were paid in March 2012, June 2012, September 2012 and December 2012, in the amount of $23.4 million for each quarter. At December 31, 2012, the Company had no amounts outstanding under the Revolving Facility. The interest rate on the Revolving Facility at December 31, 2012 was 1.61%.

The Revolving Facility consists of a $750 million U.S. dollar-denominated tranche (the “U.S. Revolving Facility”) and a $500 million alternative currency tranche (the “Alternative Currency Revolving Facility”). The U.S. Revolving Facility is available to the Company for borrowings in U.S. Dollars, and the Alternative Currency Revolving Facility is available to the Company for borrowings in U.S. Dollars, Euros, Sterling, Yen and such other currencies as are acceptable to each lender under the Alternative Currency Revolving Facility. The Revolving Facility includes a $125 million subfacility for the issuance of letters of credit and a $100 million subfacility for swingline borrowings. The Company may incur additional term loan commitments or increases in the amount of the commitments under the Revolving Facility (the “Incremental Commitments”) in an aggregate principal amount of up to $750 million plus any previously made scheduled or voluntary (other than any debt refinanced) principal payments of U.S. Term Loans from Lenders or other financial institutions designated by the Company, to the extent agreed by such Lenders or other financial institutions. The Senior Credit Facilities are guaranteed by substantially all of the Company’s domestic subsidiaries (the “Guarantors”). Prior to November 20, 2012, the Senior Credit Facilities were also secured by a pledge of the capital stock of substantially all direct subsidiaries of the Company and the Guarantors (limited to 65% of outstanding voting stock of foreign holding companies and any foreign subsidiaries) and substantially all of the other tangible and intangible property and assets of the Company and the Guarantors.

On November 20, 2012, the Company announced that Moody’s Investors Service (“Moody’s”) upgraded its corporate credit ratings to Baa3 from Ba1 and that Standard & Poor’s Ratings Services (“S&P”) upgraded its credit ratings to BBB- from BB+. The ratings upgrades caused a “covenant suspension period” to occur under the Senior Credit Facilities, which, among other things, suspended the requirement that it comply with the interest coverage ratio provided for therein, effectively suspended a number of negative covenants, including those limiting the amount of restricted payments, investments and prepayments of specified indebtedness, and modified the covenant as to the incurrence of indebtedness, for so long as the Company maintains an investment grade credit rating with both Moody’s and S&P. Additionally, the Company requested, and the Lenders approved, the release of all collateral from the security interest pursuant to the security documents. However, if the Company fails to maintain its investment grade credit rating with either Moody’s or S&P, then it will be required to comply with all of the covenants under the Credit Agreement that are currently suspended and reinstate the collateral.

As of December 31, 2012, the U.S. Term Loans currently bear interest at LIBOR plus 1.75% per annum, if the Company chooses to make LIBOR borrowings, or at a base rate plus 0.75% per annum. The applicable margins over LIBOR and the base rate for the Revolving Facility and the U.S. Term Loans can fluctuate based on a calculation of the Company’s Consolidated Leverage Ratio as defined in the Senior Credit Agreement. At December 31, 2012, the Company had no amounts outstanding under the Revolving Facility. The Company also pays a facility fee on the entire amount of the Revolving Facility. The facility fee is currently 0.35% per annum, but can decrease to 0.30% per annum based on the Company’s Consolidated Leverage Ratio, as defined in the Senior Credit Agreement.

The U.S. Term Loans mature on November 14, 2016 and require amortization payments of approximately $23.4 million per quarter in 2013, $31.3 million per quarter in 2014, $46.9 million per quarter in 2015 and $187.5 million per quarter in 2016. The Senior Credit Agreement requires prepayments of the U.S. Term Loans with the proceeds from (1) certain asset sales and casualty events, unless the Company’s Consolidated Leverage Ratio is equal to or less than 3.25 to 1.0, and (2) the proceeds from certain issuances of indebtedness not permitted by the Senior Credit Agreement. Amounts drawn on the Revolving Facility become due and payable on November 14, 2016 . The U.S. Term Loans and amounts drawn on the Revolving Facility may be voluntarily prepaid without penalty or premium.

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in our lines of business. The Senior Credit Agreement contains a financial covenant requiring maintenance of a maximum consolidated leverage ratio.

The Senior Credit Agreement contains default provisions customary for facilities of this type, which are subject to customary grace periods and materiality thresholds.

Details of the interest rates in effect at December 31, 2012 and 2011 on the outstanding borrowings under the term loans are in the table below:

	December 31, 2012
(In thousands)	Outstanding	Basis	Rate
U.S. Term Loans:
Swapped to Fixed Rate - January 2014 (1)	$500,000	Fixed	2.35%
Swapped to Fixed Rate - March 2014 (1)	350,000	Fixed	2.20%
Floating Rate	306,250	LIBOR + 1.75%	1.96%
Total U.S. Term Loans	$1,156,250

	December 31, 2011
(In thousands)	Outstanding	Basis	Rate
U.S. Term Loans	$1,250,000	LIBOR + 2.00%	2.34%
____________

(1)
Effective January 2012, $500 million of the U.S. Term Loans have been swapped to a fixed rate of 0.60% plus the specified spread under the Senior Credit Agreement through January 2014. Effective March 2012, an additional $350 million of the U.S. Term Loans have been swapped to a fixed rate of 0.45% plus the specified spread under the Senior Credit Agreement through March 2014. Effective June 2012, $750 million of the currently effective swaps have been extended to maturities ranging from March 2016 to November 2016, thereby fixing a rate of 0.91% plus the specified spread on the underlying U.S. Term Loans, for the extension period. As of December 31, 2012, the specified spread under the Senior Credit Agreement was 175 basis points. These swaps have been designated as cash flow hedges of the variability in interest expense related to our variable rate debt.

Senior Notes
In May 2010, the Company issued $550 million aggregate principal amount of 7.625% Senior Notes due 2017 (the “2017 Senior Notes”) and $700 million aggregate principal amount of 7.875% Senior Notes due 2020 (the “2020 Senior Notes”) in a private offering exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. In July 2010, the Company privately placed $300 million aggregate principal amount of senior notes through a reopening of the 2020 Senior Notes. The notes were issued at a price of 105.5%, giving an effective yield to maturity of 7.087%. The 2017 Senior Notes and 2020 Senior Notes are the Company’s senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.

The 2017 Senior Notes bear interest at a rate of 7.625% per year, accruing from May 19, 2010. Interest on the 2017 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2017 Senior Notes will mature on July 15, 2017, subject to earlier repurchase or redemption in accordance with the terms of the indenture. The 2020 Senior Notes bear interest at a rate of 7.875% per year, accruing from May 19, 2010. Interest on the 2020 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2011. The 2020 Senior Notes will mature on July 15, 2020, subject to earlier repurchase or redemption in accordance with the terms of the indenture. At December 31, 2012, the $1.01 billion of debt associated with the 2020 Senior Notes includes a $13.4 million premium.

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

In November 2010, the Company issued $800 million aggregate principal amount of 6.0% Senior Notes due 2018. These notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2018 Senior Notes are Mylan’s senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.

The 2018 Senior Notes bear interest at a rate of 6.0% per year, accruing from November 24, 2010. Interest on the 2018 Senior Notes is payable semiannually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011. The 2018 Senior Notes will mature on November 15, 2018, subject to earlier repurchase or redemption in accordance with the terms of the indenture. At December 31, 2012, the $827.0 million of 2018 Senior Notes is net of an $9.7 million discount and includes a fair value adjustment of $36.6 million. The Company has entered into interest rate swaps that convert $500 million of the outstanding fixed rate 2018 Senior Notes principal to a variable rate. The variable rate was 3.27% at December 31, 2012.

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

In December 2012, the Company issued $750 million aggregate principal amount of 3.125% Senior Notes due 2023 (“2023 Senior Notes”). These notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The 2023 Senior Notes are Mylan’s senior unsecured obligations and are guaranteed on a senior unsecured basis by certain of the Company’s domestic subsidiaries.

The 2023 Senior Notes bear interest at a rate of 3.125% per year, accruing from December 21, 2012. Interest on the 2023 Senior Notes is payable semiannually in arrears on January 15 and July 15 of each year, beginning on July 15, 2013. The 2023 Senior Notes will mature on January 15, 2023, subject to earlier repurchase or redemption in accordance with the terms of the indenture. At December 31, 2012, the $748.5 million of debt associated with the 2023 Senior Notes includes a $1.5 million discount.

The Company may redeem some or all of the 2023 Senior Notes at any time prior to maturity at a price equal to the greater of 100% of the principal amount of notes being redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semi-annual basis at the Treasury Rate plus 20 basis points, plus in each case accrued and unpaid interest on the notes being redeemed accrued to the redemption date.

Cash Convertible Notes
In September 2008, Mylan issued $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”). The Cash Convertible Notes bear stated interest at a rate of 3.75% per year, accruing from September 15, 2008. The effective interest rate used for interest expense purposes is 9.5%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2009. The Cash Convertible Notes will mature on September 15, 2015, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by the market price of the Company’s common stock, specified distributions to common shareholders, a fundamental change, and certain time periods specified in the purchase agreement. The Cash Convertible Notes had an initial conversion reference rate of 75.0751 shares of common stock per $1,000 principal amount (equivalent to an initial conversion reference price of $13.32 per share), subject to standard anti-dilution adjustments, with the principal amount and remainder payable in cash. These adjustments include stock splits, issuances of dividends, rights, warrants, other securities, indebtedness, other assets or property to all holders of our common stock, or other issuances to all holders of our common stock on a preferential basis, and are designed to protect the economic position of the note holder by restoring the value of the note from the impact of such dilutive transactions. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstance.

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

At December 31, 2012, the total liability of $1.14 billion consists of $500.5 million of debt ($575.0 million face amount, net of $74.5 million discount) and the bifurcated conversion feature with a fair value of $636.3 million recorded as a liability within long-term debt at December 31, 2012. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $636.3 million within other assets at December 31, 2012. At December 31, 2011, the total liability of $937.2 million consisted of $477.2 million of debt ($575.0 million face amount, net of $97.8 million discount) and the bifurcated conversion feature with a fair value of $460.0 million recorded as a liability within other long-term obligations in the Consolidated Balance Sheets. The purchased call options are assets recorded at their fair value of $460.0 million within other assets in the Consolidated Balance Sheets at December 31, 2011.

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

As of December 31, 2012, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the December 31, 2012 period, was more than 130% of the applicable conversion reference price of $13.32, the $575.0 million of Cash Convertible Notes was currently convertible. During the quarter ending December 31, 2012, the Company received requests to convert $1.0 million of the Cash Convertible Notes. These requests will require the Company to pay the full conversion value in cash in March 2013. Accordingly, $1.0 million of the balance outstanding under the Cash Convertible Notes has been reclassified to short-term debt as of December 31, 2012. Although the Company’s experience has been that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that additional debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Any payment above the principal amount is matched by a convertible note hedge. Should additional holders elect to convert, the Company may elect to draw on its Revolving Facility to fund any principal payments.

Senior Convertible Notes
In March 2007, Mylan issued $600 million aggregate principal amount of 1.25% Senior Convertible Notes due 2012 (the “Senior Convertible Notes”). At December 31, 2011, the $594.0 million of debt was net of $6.0 million discount, which was included in the current portion of long-term debt. The effective interest rate used for interest expense purposes was 6.4%. Interest was payable semiannually in arrears on March 15 and September 15 of each year, beginning September 15, 2007. The Senior Convertible Notes matured on March 15, 2012 and were repaid in full.

Fair Value
At December 31, 2012, the fair value of the Senior Notes was approximately $3.43 billion, and at December 31, 2011, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.15 billion. At December 31, 2012 and December 31, 2011, the fair value of the Cash Convertible Notes was approximately $1.22 billion and $1.00 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules for similar debt issues, the fair values of the U.S. Term Loans and Revolving Facility, determined based on Level 2 inputs, approximate their carrying values at December 31, 2012 and December 31, 2011.

Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at December 31, 2012, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In thousands)	U.S. Term Loans	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	2023 Senior Notes	Total
2013	$93,750	$1,002	$—	$—	$—	$—	$94,752
2014	125,000	—	—	—	—	—	125,000
2015	187,500	573,998	—	—	—	—	761,498
2016	750,000	—	—	—	—	—	750,000
2017	—	—	550,000	—	—	—	550,000
Thereafter	—	—	—	800,000	1,000,000	750,000	2,550,000
Total	$1,156,250	$575,000	$550,000	$800,000	$1,000,000	$750,000	$4,831,250

8.	Comprehensive Earnings
Components of other comprehensive earnings (loss), before tax, consist of the following:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Defined benefit plans:
Unrecognized loss and prior service cost arising during the period	$(13,293)	$(2,998)	$(3,054)
Less: Actuarial loss included in net earnings	(2,009)	(877)	(563)
Less: Amortization of prior service cost included in net earnings	(354)	(106)	(379)
Net change in unrecognized loss and prior service cost related to defined benefit plans	$(10,930)	$(2,015)	$(2,112)

Derivatives in cash flow hedging relationships:
Amount of gain (loss) recognized in AOCE on derivatives (effective portion)	$(28,116)	$(70,273)	$(4,288)
Less: Reclassification of loss from AOCE into earnings (effective portion)	(46,603)	(21,211)	(51,198)
Net unrecognized gain (loss) on derivatives	$18,487	$(49,062)	$46,910

Net unrealized (loss) gain on marketable securities:
Unrealized (loss) gain on marketable securities	$(1)	$228	$(127)
Less: Reclassification for gain (loss) included in net earnings	71	178	(204)
Net unrealized (loss) gain on marketable securities	$(72)	$50	$77

Accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets, is comprised of the following:

(In thousands)	December 31, 2012	December 31, 2011
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$1,033	$1,080
Net unrecognized losses and prior service costs related to defined benefit plans, net of tax	(13,890)	(5,840)
Net unrecognized losses on derivatives, net of tax	(30,820)	(43,719)
Foreign currency translation adjustment	(42,821)	(39,360)
	$(86,498)	$(87,839)

9.	Income Taxes

Income tax provision (benefit) consisted of the following components:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Federal:
Current	$167,172	$96,725	$(72,518)
Deferred	(30,111)	28,138	82,471
	137,061	124,863	9,953
State and Puerto Rico:
Current	27,805	8,111	4,295
Deferred	(8,151)	1,819	(3,629)
	19,654	9,930	666
Foreign:
Current	75,431	68,605	67,338
Deferred	(71,001)	(87,565)	(67,555)
	4,430	(18,960)	(217)
Income tax provision	$161,145	$115,833	$10,402
Earnings (loss) before income taxes and noncontrolling interest:
Domestic	$690,545	$537,009	$(273,699)
Foreign	113,534	117,627	629,643
Total earnings before income taxes and noncontrolling interest	$804,079	$654,636	$355,944

In 2011, the benefit from the reduction of the deferred tax liability related to intangible assets was greater than the amount of foreign current taxes payable that related to the foreign pre-tax income for the year.

In 2010, the allocation of earnings (loss) before income taxes and noncontrolling interest between domestic and foreign operations includes intercompany interest between certain domestic and foreign subsidiaries, which was eliminated on a consolidated basis. The impact of this intercompany financing arrangement in 2010 was to decrease the amount of domestic earnings (loss) before income taxes and noncontrolling interest, with a corresponding increase to the foreign amount. While this arrangement increased the amount of earnings (loss) before income taxes and noncontrolling interest allocated to foreign operations, the taxation of these earnings was included in the calculation of the Company’s taxable income reported on its U.S. corporate income tax returns. In 2012 and 2011, the expense for inter-company interest is no longer reflected in domestic earnings (loss). Instead, the expense is now a component of foreign earnings (loss) as a result of a reorganization in which assets and liabilities were transferred to a foreign entity. Accordingly, in 2011, domestic earnings increased, and foreign earnings correspondingly decreased, relative to 2010 by the amount of inter-company interest expense now reflected in foreign earnings.

Temporary differences and carryforwards that result in the deferred tax assets and liabilities were as follows:

(In thousands)	December 31, 2012	December 31, 2011
Deferred tax assets:
Employee benefits	$119,434	$92,983
Legal matters	30,683	68,398
Accounts receivable allowances	120,718	101,342
Inventories	31,791	30,004
Other reserves	15,882	28,230
Tax credits	14,676	17,707
Net operating losses carryforward	293,251	258,482
Intangible assets	62,584	49,151
Capital loss carryforward	18,645	19,324
Convertible debt	40,549	30,072
Other	82,201	133,959
	830,414	829,652
Less: Valuation allowance	(249,382)	(231,436)
Total deferred tax assets	581,032	598,216
Deferred tax liabilities:
Plant and equipment	103,222	110,392
Intangibles	371,880	514,203
Other	64,469	41,476
Total deferred tax liabilities	539,571	666,071
Deferred tax assets (liabilities), net	$41,461	$(67,855)

For those foreign subsidiaries whose investments are permanent in duration, U.S. income and foreign withholding taxes have not been provided on the amount by which the investment in those subsidiaries as recorded for financial reporting exceeds the tax basis. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $216 million at December 31, 2012. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable. No deferred taxes have been recorded on the instances whereby the Company’s investment in foreign subsidiaries is currently greater for U.S. tax purposes than for GAAP purposes, as management has no current plans that would cause that temporary difference to reverse in the foreseeable future.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes and credits	1.1%	1.1%	(0.3)%
Foreign rate differential	(7.5)%	(13.1)%	(18.2)%
Other foreign items	(2.0)%	2.6%	(0.6)%
Uncertain tax positions	(3.4)%	(4.5)%	(13.1)%
Net benefit on repatriated earnings	(3.2)%	(5.7)%	(6.0)%
Valuation allowance	2.9%	(0.2)%	9.1%
Other	(2.9)%	2.5%	(3.0)%
Effective tax rate	20.0%	17.7%	2.9%

Included in Other in the above table is the U.S. Internal Revenue Code Section 45 income tax credits earned from the Company's investment in a clean energy partnership.

Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2012, a valuation allowance has been applied to certain foreign and state deferred tax assets in the amount of $249.4 million. The valuation allowance increased by $18.0 million during 2012.

Net Operating Losses
As of December 31, 2012, the Company has net operating loss carryforwards for international, and U.S. state income tax purposes of approximately $2.4 billion, some of which will expire in fiscal years 2013 through 2030, while others can be carried forward indefinitely. Of these loss carryforwards, $1.8 billion is related to state losses. Most of the state net operating losses are attributable to Pennsylvania, where a taxpayer’s use is limited to the greater of 20% of taxable income or $3.0 million each taxable year. In addition, the Company has foreign net operating loss carryforwards of approximately $600 million, of which $420 million can be carried forward indefinitely, with the remainder expiring in years 2013 through 2021. Most of the net operating losses (foreign and state) have a full valuation allowance.

The Company has $14.8 million state tax credit carryforwards expiring in various amounts in the years 2012 through 2021. No valuation allowance is recorded against these credits.

The Company has a $57.4 million foreign capital loss carryforward expiring in 2017. A full valuation allowance is recorded against this loss.

Tax Examinations
Mylan is subject to ongoing IRS examinations and is a voluntary participant in the IRS Compliance Assurance Process (“CAP”). The years 2012, 2011 and 2010 are the open years under examination. The years 2008 and 2009 have one issue open in the IRS Appeals process. Tax and interest continue to be accrued related to certain tax positions.

The Company’s major state taxing jurisdictions remain open from fiscal year 2007 through 2012, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2006 through 2012, some of which are indemnified by Merck KGaA for tax assessments.

Accounting for Uncertainty in Income Taxes
The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

As of December 31, 2012 and 2011, the Company’s Consolidated Balance Sheets reflect liabilities for unrecognized tax benefits of $132.3 million and $162.9 million, of which $126.9 million and $148.4 million, respectively, would affect the Company’s effective tax rate if recognized. Accrued interest and penalties included in the Consolidated Balance Sheets were $14.8 million and $23.9 million as of December 31, 2012 and December 31, 2011. For the years ended December 31, 2012, 2011 and 2010, Mylan recognized $(9.1) million, $(0.7) million and $9.1 million, respectively, for interest (income) expense related to uncertain tax positions. Interest expense and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Unrecognized tax benefit — beginning of year	$162,885	$203,350	$237,541
Additions for current year tax positions	5,684	964	5,166
Additions for prior year tax positions	—	5,048	5,079
Reductions for prior year tax positions	(5,849)	(7,878)	(11,432)
Settlements	(764)	(7,434)	(24,868)
Reductions due to expirations of statute of limitations	(29,620)	(22,293)	(21,508)
Foreign currency translation	—	(8,872)	8,872
Addition due to acquisition	—	—	4,500
Unrecognized tax benefit — end of year	$132,336	$162,885	$203,350

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months in the range of $25 million to $110 million, involving federal and state tax audits and settlements, and expirations of certain state and foreign statutes of limitations. The Company does not anticipate significant increases to the reserve within the next twelve months.

10.	Preferred and Common Stock

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

During the year ended December 31, 2010, the Company paid dividends of $139.0 million on the preferred stock. Upon conversion in November 2010, the Company was no longer obligated to pay dividends on the preferred stock.

11.	Stock-Based Incentive Plan

Mylan’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, as amended, 55,300,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights, restricted shares and units, performance awards, other stock-based awards and short-term cash awards. Stock option awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years.

Upon approval of the 2003 Plan, no further grants of stock options have been made under any other plan. However, there are stock options outstanding from frozen or expired plans and other plans assumed through acquisitions.

The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2009	26,268,678	$15.22
Options granted	2,575,039	20.47
Options exercised	(3,900,514)	14.03
Options forfeited	(1,103,154)	15.09
Outstanding at December 31, 2010	23,840,049	$15.99
Options granted	4,943,178	22.40
Options exercised	(4,514,170)	15.09
Options forfeited	(669,801)	19.05
Outstanding at December 31, 2011	23,599,256	$17.42
Options granted	3,130,843	23.37
Options exercised	(9,360,396)	15.40
Options forfeited	(753,086)	20.24
Outstanding at December 31, 2012	16,616,617	$19.54
Vested and expected to vest at December 31, 2012	15,605,011	$19.40
Options exercisable at December 31, 2012	9,372,970	$17.57

As of December 31, 2012, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.55 years, 6.43 years and 5.05 years, respectively. Also at December 31, 2012, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $131.5 million, $125.7 million and $92.6 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of December 31, 2012 and the changes during the year ended December 31, 2012 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2011	2,520,487	$20.16
Granted	936,512	23.27
Released	(794,748)	16.15
Forfeited	(163,935)	22.23
Nonvested at December 31, 2012	2,498,316	$22.47

Of the 936,512 awards granted during the year ended December 31, 2012, 437,919 vest ratably over three years, 438,979 vest in three years, subject to performance obligations, 46,872 vest after the first year, and 12,742 vest two-thirds after two years, with the remaining one-third vesting after the third year.

As of December 31, 2012, the Company had $46.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 1.59 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the years ended December 31, 2012 and December 31, 2011 was $111.7 million and $62.3 million.

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

The assumptions used are as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Volatility	29.7%	33.0%	30.8%
Risk-free interest rate	1.0%	2.4%	2.5%
Expected term of options (in years)	5.9	6.0	5.7
Forfeiture rate	5.5%	5.5%	5.5%
Weighted average grant date fair value per option	$7.00	$8.13	$6.89

12.	Employee Benefits
Defined Benefit Plans
The Company sponsors various defined benefit pension plans in several countries. Benefit formulas are based on varying criteria on a plan by plan basis. Mylan’s policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. The Company funds non-domestic pension liabilities in accordance with laws and regulations applicable to those plans, which typically results in these plans being unfunded. The Company has a plan covering certain employees in the United States and Puerto Rico to provide for limited reimbursement of post-retirement supplemental medical coverage. In addition, in December 2001, the Supplemental Health Insurance Program for Certain Officers of the Company was adopted to provide full post-retirement medical coverage to certain officers and their spouses and dependents. These plans generally provide benefits to employees who meet minimum age and service requirements. The net amounts accrued related to these benefits were $61.2 million and $49.4 million at December 31, 2012 and 2011.
Defined Contribution Plans
The Company sponsors defined contribution plans covering certain of its employees in the United States and Puerto Rico, as well as certain employees in a number of countries outside the U.S. Its domestic defined contribution plans consist primarily of a 401(k) retirement plan with a profit sharing component for non-union represented employees and a 401(k) retirement plan for union-represented employees. Profit sharing contributions are made at the discretion of the Board. Its non-domestic plans vary in form depending on local legal requirements. The Company’s contributions are based upon employee contributions, service hours, or pre-determined amounts depending upon the plan. Obligations for contributions to defined contribution plans are recognized as expense in the Consolidated Statements of Operations when they are earned.

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

Total employer contributions to defined contribution plans were approximately $68.4 million, $55.0 million and $50.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Other Benefit Arrangements
The Company provides supplemental life insurance benefits to certain management employees. Such benefits require annual funding and may require accelerated funding in the event that the Company would experience a change in control.

The Company participates in a multi-employer pension plan under a previous union agreement. The PACE Industry Union-Management Pension Fund, (the “Plan”), provides defined benefits to certain retirees and certain production and maintenance employees at the Company’s manufacturing facility in Morgantown, West Virginia who are covered by a collective bargaining agreement. Effective with a new collective bargaining agreement entered into on April 16, 2012, the Company notified the Plan trustees of its intention to withdraw from the Plan. The withdrawal is estimated to result in an aggregate withdrawal liability of approximately $15.4 million, which was accrued during 2012. The Plan trustee is responsible for determining the ultimate amount of the withdrawal liability. The Company expects to receive notification of the ultimate withdrawal liability from the Plan trustee during 2013. The Employee Identification Number for this Plan is 11-6166763. These employees constituted approximately 6% of the Company’s total workforce at December 31, 2012 and 7% at December 31, 2011.

For the years ended, December 31, 2012, 2011 and 2010 the Company made contributions to the Plan, totaling $1.8 million, $4.2 million and $3.6 million, respectively. For the Plan Years 2011 and 2010, the Company’s contributions were in excess of 5% of the total contributions for the Plan. The Pension Protection Act (“PPA”) zone status for the Plan as of December 31, 2012, 2011, and 2010 is critical. Zone status is based on information provided by the Plan to the Company. Generally, a plan is deemed to be in critical status if the funded percentage is less than 65%, which is determined by dividing the Plan’s total assets by its liabilities on the valuation date.

As a result of the critical status of the Plan, in July 2010 the trustees of the Plan adopted a rehabilitation plan, to delay the potential insolvency of the Plan. Under the rehabilitation plan, our employer contributions for 2011 and 2012 were increased by a 10% surcharge.

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

The Company’s chief operating decision maker evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct research and development expenses and direct selling, general and administrative expenses. Certain general and administrative and research and development expenses not allocated to the segments, net charges for litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.

The accounting policies of the segments are the same as those described in Note 2 to Consolidated Financial Statements. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Year Ended December 31, 2012
Total revenues
Third party	$5,981,363	$814,747	$—	$6,796,110
Intersegment	3,088	36,991	(40,079)	—
Total	$5,984,451	$851,738	$(40,079)	$6,796,110

Segment profitability	$1,728,911	$297,115	$(916,677)	$1,109,349

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Year Ended December 31, 2011
Total revenues
Third party	$5,579,331	$550,494	$—	$6,129,825
Intersegment	2,480	70,005	(72,485)	—
Total	$5,581,811	$620,499	$(72,485)	$6,129,825

Segment profitability	$1,640,135	$208,215	$(842,901)	$1,005,449

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Year Ended December 31, 2010
Total revenues
Third party	$5,022,554	$427,968	$—	$5,450,522
Intersegment	40,116	61,772	(101,888)	—
Total	$5,062,670	$489,740	$(101,888)	$5,450,522

Segment profitability	$1,398,264	$122,694	$(799,374)	$721,584
____________

(1)
Includes certain corporate general and administrative and research and development expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

The Company’s net revenues are generated via the sale of products in the following therapeutic categories:

	Year Ended December 31,
(In thousands)	2012	2011	2010
Allergy	$741,487	$476,990	$343,138
Anti-infectives	1,034,332	1,005,278	783,738
Cardiovascular	1,156,348	1,037,644	967,680
Central Nervous System	1,473,928	1,214,046	1,248,982
Dermatological	157,296	143,769	166,200
Endocrine and Metabolic	645,936	535,383	433,341
Gastrointestinal	418,934	492,683	462,088
Respiratory System	229,249	250,692	248,452
Other (1)	892,736	949,792	750,647
	$6,750,246	$6,106,277	$5,404,266
____________

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of consolidated net revenues.

Geographic Information
The Company’s principal geographic markets are North America, EMEA, and Asia Pacific. Net revenues are classified based on the geographic location of the customers and are as follows:

	Year Ended December 31,
(In thousands)	2012	2011	2010
The Americas:
United States	$3,909,518	$3,242,985	$2,656,532
Other Americas	221,898	226,144	188,659
Europe (1)	1,694,236	1,781,184	1,790,901
Asia	924,594	855,964	768,174
	$6,750,246	$6,106,277	$5,404,266
 ____________

(1)	Net revenues in France consisted of approximately 9%, 11% and 13% of consolidated net revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

14.	Commitments

Operating Leases
The Company leases certain property under various operating lease arrangements. These leases generally provide the Company with the option to renew the lease at the end of the lease term. For the years ended December 31, 2012, 2011 and 2010, the Company had lease expense of $39.3 million, $36.3 million and $34.2 million, respectively.

Future minimum lease payments under operating lease commitments are as follows:

(In thousands)
December 31,
2013	$38,720
2014	31,695
2015	20,361
2016	10,986
2017	2,301
Thereafter	11,211
$115,274

Other Commitments
The Company is contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered into with third parties. The most significant of these such obligations relates to the potential future consideration related to the 2011 Respiratory Delivery Platform acquisition. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. These contingent payments have not been included in the table above. Further, the timing of any future payment is not reasonably estimable. The amount of contingent consideration accrued was $379 million at December 31, 2012.

The Company has entered into an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds for the global marketplace. Mylan plans to provide funding related to the collaboration over the next several years and could total approximately $50 million or more per year.

On August 22, 2012, the Company and Pfizer Japan announced a definitive agreement to establish an exclusive long-term strategic collaboration to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, Mylan’s responsibilities primarily consist of managing operations, including research and development and manufacturing. The collaboration became operational on January 1, 2013.

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

15.	Contingencies
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

While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. It is possible that an unfavorable resolution of any of the matters described below, or the inability or denial of Merck KGaA, another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s financial position, results of operations and cash flows. Unless otherwise disclosed below, the Company is unable to predict the outcome of the respective litigation or to provide an estimate of the range of reasonably possible losses. Legal costs are recorded as incurred and are classified in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case is now proceeding before the District Court. On January 14, 2013, following limited court-ordered jurisdictional discovery, Plaintiffs filed a fourth amended complaint containing additional factual averments with respect to the diversity of citizenship of the parties, along with a motion to voluntarily dismiss 755 (of 1387), self-funded customers whose presence would destroy the District Court’s diversity jurisdiction. Plaintiffs also moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. Mylan's brief in response to the new factual averments in the complaint was filed on February 13, 2013. In addition to disputing the sufficiency of many of Plaintiffs’ jurisdictional averments, Mylan argues that the case should be dismissed in its entirety, or that alternatively all of the self-funded customer claims should be dismissed. Mylan also argues for additional discovery and a new trial on damages. Plaintiffs’ response is due on February 28, 2013, and Mylan’s reply is due on March 14, 2013.

In connection with the Company’s appeal of the judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million in February 2008. On May 30, 2012, the District Court ordered the amount of the surety bond reduced to $66.6 million.

Pricing and Medicaid Litigation
Beginning in September 2003, Mylan, MPI and/or Mylan Institutional Inc. (formerly known as UDL Laboratories, Inc. and “MII”), a wholly owned subsidiary of the Company, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or MII have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of

New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Mylan and its subsidiaries have denied liability and are defending each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, MII and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and MII were added as parties in February 2001. The claims against Mylan, MPI, MII and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and MII in the various pending pricing litigations. In addition, Mylan has reached settlements of the Alabama, Alaska, California (including the “federal share”), Florida, Hawaii, Idaho, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, New York state and county, Oklahoma. South Carolina, and Utah state actions. The Company has also reached an agreement in principle to settle the Missouri action, which is contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and is vigorously defending itself in those actions. The Company had accrued approximately $115.0 million at December 31, 2011. As a result of settlement payments of approximately $89.5 million and additional accruals of approximately $20.0 million during the year ended December 31, 2012, the Company has a remaining accrual of approximately $50.0 million at December 31, 2012. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

Dey (now known as Mylan Specialty L.P. and “Mylan Specialty”), a wholly owned subsidiary of the Company, was named as a defendant in several class actions brought by consumers and third-party payors. Mylan Specialty has reached a settlement of these class actions, which has been approved by the court and all claims have been dismissed. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Dey was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Dey completed a settlement of this action in December 2010. These cases all have generally alleged that Dey falsely reported certain price information concerning certain drugs marketed by Dey, that Dey caused false claims to be made to Medicaid and to Medicare, and that Dey caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At December 31, 2012, the Company has accrued approximately $66.4 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic Modafinil product. These actions allege violations of federal antitrust and state laws in connection with the defendants’ settlement of patent litigation relating to Modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Fact discovery closed on February 11, 2011. No date has been set for briefing on dispositive motions. Mylan is defending each of these actions vigorously. The case has been suspended in light of petitions for writ of certiorari that were filed before the U.S. Supreme Court in In RE: K-Dur

Antitrust Litigation and FTC v. Watson Pharms Inc., et al. (Androgel Litigation). On December 7, 2012, the Supreme Court granted certiorari in the Androgel Litigation.

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

EPIPEN® Auto-Injector Advertising Inquiries
During 2012, the Massachusetts Attorney General’s office and the Oregon Department of Justice issued civil investigation demands to Mylan Specialty, regarding the marketing and sale of EPIPEN® and EPIPEN Jr Auto-Injectors in both states, seeking information about an EPIPEN® Auto-Injector television commercial. Mylan is cooperating with both requests and is in the process of responding to the requests for information.

EU Commission Proceedings
On or around July 8, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited), and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the European Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Les Laboratories Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Limited, Mylan Inc., Niche Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V., and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Limited have filed responses to the Statement of Objections and are vigorously defending themselves against allegations contained therein.

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

On March 19, 2010, Mylan and Generics [U.K.] Ltd., a wholly owned subsidiary of the Company, received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. A Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy on July 25, 2012. Generics [U.K.] Limited has filed a response to the Statement of Objections and is vigorously defending itself against allegations contained therein.

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

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its fentanyl transdermal system, phenytoin, propoxyphene, alendronate and Amnesteem®. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $41.5 million at December 31, 2011. During the year ended December 31, 2012 the Company accrued approximately $6.9 million and paid approximately $26.8 million. The Company has an accrual of approximately $21.6 million at December 31, 2012.

There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

Intellectual Property
On April 16, 2012, the Federal Circuit reversed and vacated a judgment of invalidity by the United States District Court for the District of Delaware in a patent infringement lawsuit by Eurand, Inc. (now known as Aptalis Pharmatech, Inc.), Cephalon, Inc., and Anesta AG against Mylan Inc. and MPI in relation to MPI’s abbreviated new drug application for extended-release cyclobenzaprine hydrochloride. On May 12, 2011, the District Court found, after trial, the patents-in-suit invalid as obvious. On May 13, 2011, MPI launched its cyclobenzaprine hydrochloride extended-release capsules. Plaintiffs appealed the District Court’s finding of obviousness to the Federal Circuit, and on May 24, 2011, the District Court issued an injunction order enjoining Mylan from selling any additional cyclobenzaprine products pending the Federal Circuit’s decision. Plaintiffs were required to post a $10.0 million bond. Mylan appealed the District Court’s injunction and filed a motion to stay the injunction pending resolution of the appeal. On May 25, 2011, the Federal Circuit temporarily stayed the injunction pending full briefing on Mylan’s motion to stay. On July 7, 2011, the Federal Circuit reinstated the injunction preventing further sales pending a decision on the appeal. On April 16, 2012, the Federal Circuit reversed and vacated the District Court’s invalidity judgment and dismissed without prejudice Mylan’s appeal of the injunction. The injunction will remain in place for 45 days post-mandate, or until further order of the District Court, whichever occurs sooner. The Company filed a petition for rehearing en banc and on July 25, 2012, the petition was denied. The Company filed a petition for certiorari to the United States Supreme Court on October 23, 2012 and on January 14, 2013, the petition was denied. The case will now be remanded to the District Court for further proceedings.

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

16.	Subsequent Events
Share Repurchase Plan
On February 27, 2013, the Board of Directors of the Company approved the repurchase of up to $500 million of the Company’s common stock either in the open market or through privately negotiated transactions. The repurchase program is expected to be completed during 2013, and does not obligate the Company to acquire any particular amount of common stock.

Agila Specialties
On February 27, 2013, the Company announced that it has signed a definitive agreement to acquire Agila Specialties Private Limited, a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited for approximately $1.6 billion in cash plus contingent payments of up to $250 million subject to certain conditions. The transaction will be funded through $1 billion in committed financing and the use of cash on hand and borrowings from the Company's revolving credit facility. As a result of the acquisition, the Company will significantly expand and strengthen its injectable product portfolio and gain entry into new geographic markets, such as Brazil. The transaction is expected to close in the fourth quarter of 2013 and is subject to certain closing conditions and regulatory approvals.

Mylan Inc.
Supplementary Financial Information
Quarterly Financial Data
(Unaudited, in thousands, except per share data)

Year Ended December 31, 2012(1)

	Three-Month Period Ended
	March 31, 2012	June 30, 2012(2)	September 30, 2012	December 31, 2012
Total revenues	$1,583,655	$1,687,814	$1,801,786	$1,722,854
Gross profit	670,229	702,637	793,122	742,316
Net earnings	129,469	139,173	212,086	162,160
Net earnings attributable to Mylan Inc. common shareholders	129,079	138,550	211,257	161,964
Earnings per share(3) :
Basic	$0.30	$0.33	$0.52	$0.40
Diluted	$0.30	$0.33	$0.51	$0.39
Share prices(4):
High	$23.69	$23.54	$24.55	$28.30
Low	$20.75	$20.64	$21.54	$23.44

Year Ended December 31, 2011

	Three-Month Period Ended
	March 31, 2011(5)	June 30, 2011	September 30, 2011	December 31, 2011(5)
Total revenues	$1,448,958	$1,573,877	$1,575,756	$1,531,234
Gross profit	590,946	669,429	658,391	644,598
Net earnings	104,545	146,986	157,378	129,894
Net earnings attributable to Mylan Inc. common shareholders	104,175	146,446	156,698	129,491
Earnings per share(3):
Basic	$0.24	$0.34	$0.37	$0.30
Diluted	$0.23	$0.33	$0.36	$0.30
Share prices(4):
High	$23.83	$25.23	$24.97	$21.83
Low	$21.14	$22.04	$16.99	$16.16

(1)
Certain insignificant amounts of revenue and gross profit previously included in the quarterly financial results for the first through third quarters of 2012 have been reclassified to other income (expense), net, as losses from an equity method affiliate. Accordingly, the unaudited quarterly financial data for the first through third quarters of 2012 has been revised with no impact on previously reported net earnings attributable to Mylan Inc. common shareholders. The revision had no impact on the 2011 Quarterly Financial Data.

(2)	The results for the three months ended June 30, 2012 include $12.2 million of net earnings from litigation settlements.

(3)	The sum of earnings per share for the quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

(4)	Closing prices are as reported on the NASDAQ Stock Market.

(5)	The results for the three months ended March 31, 2011 and December 31, 2011 include $24.0 million and $20.1 million, respectively, of net charges related to litigation.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is on page 67. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 69.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this item will be set forth under the captions “Item I — Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer and Corporate Controller. This Code of Ethics is posted on the Company’s Internet website at investor.mylan.com. The Company intends to post any amendments to or waivers from the Code of Ethics on that website.

ITEM 11.	Executive Compensation

The information required by Item 11 will be set forth under the caption “Executive Compensation” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Additional information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2013 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under Mylan’s equity compensation plans as of December 31, 2012:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	19,114,933	$19.92	22,621,400
Equity compensation plans not approved by security holders	—	—	—
Total	19,114,933	$19.92	22,621,400

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth under the caption “Certain Relationships and Related Transactions” in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 will be set forth under the captions “Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Pre-Approval Policy” in our 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Consolidated Financial Statement Schedules

1.	Consolidated Financial Statements
The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.

2.	Consolidated Financial Statement Schedules
MYLAN INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2012	$18,925	$7,921	$95	$(3,904)	$23,037
Year ended December 31, 2011	$23,900	$3,983	$370	$(9,328)	$18,925
Year ended December 31, 2010	$22,507	$3,505	$3,120	$(5,232)	$23,900
Valuation allowance for deferred tax assets:
Year ended December 31, 2012	$231,436	$23,996	$—	$(6,050)	$249,382
Year ended December 31, 2011	$232,147	$14,845	$—	$(15,556)	$231,436
Year ended December 31, 2010	$166,083	$66,064	$—	$—	$232,147

3.	Exhibits

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

4.8
Indenture, dated December 21, 2012, among the registrant, the guarantors named therein, and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on December 24, 2012, and incorporated herein by reference.

10.1	1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference.*

10.2	1997 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.*

10.3	1992 Nonemployee Director Stock Option Plan, as amended to date, filed as Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.*

10.4(a)	Amended and Restated 2003 Long-Term Incentive Plan.*

10.4(b)	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(b) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*

10.4(c)	Form of Restricted Share Award under the 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(c) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*

10.5	Mylan Inc. Severance Plan, amended as of August, 2009, filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.6
3.75% Cash Convertible Notes due 2015 Purchase Agreement, dated September 9, 2008, among the registrant and the initial purchaser named therein, filed as Exhibit 1.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.7(a)
Confirmation of OTC Convertible Note Hedge Transaction, dated September 9, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.7(b)
Confirmation of OTC Convertible Note Hedge Transaction, amended as of November 25, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.7(b) to the Report on Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.

10.8
Confirmation of OTC Convertible Note Hedge Transaction, dated September 9, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.9
Confirmation of OTC Warrant Transaction, dated September 9, 2008, among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.3 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.10
Confirmation of OTC Warrant Transaction, dated September 9, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.11
Amendment to Confirmation of OTC Warrant Transaction, dated September 15, 2008 among the registrant, Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.5 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.12
Amendment to Confirmation of OTC Warrant Transaction, dated September 15, 2008, between the registrant and Wells Fargo Bank, National Association, filed as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.13
Amendment to Confirmation of OTC Warrant Transaction, dated as of September 9, 2008 among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.7 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

10.14
Amendment to Confirmation of OTC Warrant Transaction, dated as of September 9, 2008 among Mylan Inc., Merrill Lynch International and Merrill Lynch, Pierce, Fenner & Smith Incorporated, filed as Exhibit 10.8 to the Report on Form 8-K filed with the SEC on September 15, 2008, and incorporated herein by reference.

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

10.18
Second Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.19
Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Heather Bresch, filed as Exhibit 10.2 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.20
Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Rajiv Malik, filed as Exhibit 10.3 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.21(a)
Executive Employment Agreement, dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.20(a) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.21(b)
Amendment No. 1 to Executive Employment Agreement, dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.20(b) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.21(c)
Amendment No. 2 to Executive Employment Agreement, dated as of February 22, 2011, between the registrant and Daniel C. Rizzo, Jr. filed as Exhibit 10.18(c) to Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.*

10.22
Executive Employment Agreement, dated as of February 24, 2010, by and between the registrant and John Sheehan, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.*

10.23
Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Harry Korman, filed as Exhibit 10.4 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.24
Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Anthony Mauro, filed as Exhibit 10.5 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.25(a)
Retirement Benefit Agreement, dated as of December 31, 2004, between the registrant and Robert J. Coury filed as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.25(b)
Amendment to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.11(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.25(c)
Amendment to Retirement Benefit Agreement dated as of December 22, 2008, between the registrant and Robert J. Coury. filed as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.25(d)
Amendment to Retirement Benefit Agreement dated as of March 3, 2010, by and between the registrant and Robert J. Coury, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on March 5, 2010, and incorporated herein by reference.*

10.25(e)
Amendment to Retirement Benefit Agreement, dated October 24, 2011 and effective as of January 1, 2012, by and between the registrant and Robert J. Coury, filed as Exhibit 10.6 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.26
Retirement Benefit Agreement, dated as of August 31, 2009, by and between the registrant and Heather Bresch filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.27
Retirement Benefit Agreement, dated as of August 31, 2009, by and between the registrant and Rajiv Malik filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.28
Retirement Benefit Agreement dated as of February 22, 2011, by and between the registrant and John Sheehan, filed as Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.*

10.29
Retirement Benefit Agreement, dated January 27, 1995, between the registrant and C.B. Todd, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*

10.30(a)
Transition and Succession Agreement, dated as of December 15, 2003, between the registrant and Robert J. Coury, filed as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*

10.30(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of December 2, 2004, between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.30(c)
Amendment No. 2 to Transition and Succession Agreement, dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.30(d)
Amendment No. 3 to Transition and Succession Agreement, dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.25(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.31(a)
Amended and Restated Transition and Succession Agreement, dated as of October 2, 2007, between the registrant and Heather Bresch, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.31(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of December 22, 2008, between the registrant and Heather Bresch, filed as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.32(a)
Transition and Succession Agreement, dated as of January 31, 2007, between the registrant and Rajiv Malik, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.32(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of December 22, 2008, between the registrant and Rajiv Malik, filed as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.33(a)
Transition and Succession Agreement, dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(a) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.33(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(b) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.33(c)
Amendment No. 2 to Transition and Succession Agreement, dated as of October 15, 2009, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(c) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.34
Transition and Succession Agreement, dated as of April 1, 2010, by and between the registrant and John Sheehan, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.*

10.35(a)
Transition and Succession Agreement, dated as of January 10, 2006, by and between the registrant and Harry Korman, filed as Exhibit 10.4(a) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.35(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of April 3, 2006, by and between the registrant and Harry Korman, filed as Exhibit 10.4(b) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.35(c)
Amendment No. 2 to Transition and Succession Agreement, dated as of December 15, 2008, by and between the registrant and Harry Korman, filed as Exhibit 10.4(c) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.36(a)
Transition and Succession Agreement, dated as of February 25, 2008, by and between the registrant and Anthony Mauro, filed as Exhibit 10.5(a) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.36(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of December 15, 2008, by and between the registrant and Anthony Mauro, filed as Exhibit 10.5(b) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.36(c)
Amendment No. 2 to Transition and Succession Agreement, dated as of October 15, 2009, by and between the registrant and Anthony Mauro, filed as Exhibit 10.5(c) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.37
Supplemental Health Insurance Program For Certain Officers of the registrant, effective December 15, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.*

10.38	Form of Indemnification Agreement between the registrant and each Director, filed as Exhibit 10.31 to Form 10-Q/A for the quarter ended September 30, 2004, and incorporated herein by reference.*

10.39
Agreement Regarding Consulting Services and Shareholders Agreement dated as of December 31, 2007 by and among the registrant, MP Laboratories (Mauritius) Ltd, Prasad Nimmagadda, Globex and G2 Corporate Services Limited, filed as Exhibit 10.26 to Form 10-KT/A for the period ended December 31, 2007, and incorporated herein by reference.

10.40(a)
Share Purchase Agreement, dated May 12, 2007, by and among Merck Generics Holding GmbH, Merck Internationale Beteiligung GmbH, Merck KGaA and the registrant, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on May 17, 2007, and incorporated herein by reference.

10.40(b)
Amendment No. 1 to Share Purchase Agreement, dated October 1, 2007, by and among the registrant and Merck Generics Holding GmbH, Merck S.A. Merck Internationale Beteiligung GmbH and Merck KGaA, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

10.41
Purchase Agreement, dated as of May 12, 2010, among the registrant, the guarantors named therein and Goldman, Sachs & Co., as representative of the several purchasers named therein, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2010, and incorporated herein by reference.

10.42
Share Purchase Agreement, dated as of July 14, 2010, by and among Mylan Inc., Mylan Luxembourg L3 S.C.S., Bioniche Pharma Holdings Limited, the shareholders party thereto and the optionholders party thereto, filed as Exhibit 2.1 to the Report on Form 8-K filed with the SEC on July 16, 2010, and incorporated herein by reference.

10.43
Purchase Agreement, dated as of July 30, 2010, among the registrant, the guarantors named therein and Goldman, Sachs & Co., filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2010, and incorporated herein by reference.

10.44	Mylan 401(k) Restoration Plan, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 11, 2009, and incorporated herein by reference.*

10.45	Mylan Executive Income Deferral Plan, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on December 11, 2009, and incorporated herein by reference.*

10.46(a)
Senior Credit Agreement dated, as of November 14, 2011, by and among the registrant, certain lenders and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on November 15, 2011, and incorporated herein by reference.

10.46(b)	Amendment No. 1 to Senior Credit Agreement, dated December 7, 2012, by and among the registrant, certain lenders and Bank of America, N.A., as Administrative Agent.

10.47(a)
Receivables Purchase Agreement, dated as of February 21, 2012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuers from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

10.47(b)
Amendment No. 1 to Receivables Purchase Agreement, dated as of July 20, 1012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.47(c)
Amendment No. 2 to Receivables Purchase Agreement, dated as of September 24, 2012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2012, and incorporated herein by reference.

10.48(a)
Purchase and Contribution Agreement, dated as of February 21, 2012, between Mylan Pharmaceuticals Inc., as Originator and as Servicer, and Mylan Securitization LLC, as Buyer, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

10.48(b)
Amendment No. 1 to Purchase and Contribution Agreement, dated as of July 20, 2012, between Mylan Pharmaceuticals Inc., as Originator and as Servicer, and Mylan Securitization LLC, as Buyer, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.49
Performance Guaranty, dated as of February 21, 2012, by Mylan Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2013.

Mylan Inc.

by	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2013.

Signature	Title

/s/ HEATHER BRESCH	Chief Executive Officer and Director
Heather Bresch	(Principal Executive Officer)

/s/ JOHN D. SHEEHAN	Executive Vice President and Chief Financial Officer
John D. Sheehan	(Principal Financial Officer)

/s/ DANIEL C. RIZZO, JR.	Senior Vice President, Chief Accounting Officer
Daniel C. Rizzo, Jr.	and Corporate Controller
(Principal Accounting Officer)

/s/ ROBERT J. COURY	Executive Chairman and Director
Robert J. Coury

/s/ RODNEY L. PIATT	Vice Chairman and Director
Rodney L. Piatt

/s/ WENDY CAMERON	Director
Wendy Cameron

/s/ ROBERT J. CINDRICH	Director
Robert J. Cindrich

/s/ NEIL DIMICK	Director
Neil Dimick

/s/ MELINA HIGGINS	Director
Melina Higgins

/s/ DOUGLAS J. LEECH	Director
Douglas J. Leech

/s/ RAJIV MALIK	President and Director
Rajiv Malik

/s/ JOSEPH C. MAROON, M.D.	Director
Joseph C. Maroon, M.D.

/s/ MARK W. PARRISH	Director
Mark W. Parrish

/s/ C.B. TODD	Director
C.B. Todd

/s/ RANDALL L. VANDERVEEN, PH.D.	Director
Randall L. Vanderveen, Ph.D.

EXHIBIT INDEX

10.4(a)	Amended and Restated 2003 Long-Term Incentive Plan.*

10.46(b)	Amendment No. 1 to Senior Credit Agreement, dated December 7, 2012, by and among the registrant, certain lenders and Bank of America, N.A., as Administrative Agent.

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Denotes management contract or compensatory plan or arrangement.