Form 10-Q
period 2013-03-31
MYLAN INC.
filed 2013-05-02
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	April 29, 2013
$0.50 par value	381,089,535

MYLAN INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2013

PART I — FINANCIAL INFORMATION

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Net revenues	$1,619,408	$1,573,075
Other revenues	12,082	10,580
Total revenues	1,631,490	1,583,655
Cost of sales	938,000	913,426
Gross profit	693,490	670,229
Operating expenses:
Research and development	126,486	80,959
Selling, general and administrative	351,367	336,559
Litigation settlements, net	1,790	2,173
Total operating expenses	479,643	419,691
Earnings from operations	213,847	250,538
Interest expense	77,987	82,409
Other income (expense), net	3,398	(9,815)
Earnings before income taxes and noncontrolling interest	139,258	158,314
Income tax provision	31,714	28,844
Net earnings	107,544	129,470
Net earnings attributable to the noncontrolling interest	(662)	(391)
Net earnings attributable to Mylan Inc. common shareholders	$106,882	$129,079
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.27	$0.30
Diluted	$0.27	$0.30
Weighted average common shares outstanding:
Basic	393,163	427,251
Diluted	399,013	432,365

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Earnings
(Unaudited; in thousands)

	Three Months Ended
	March 31,
	2013	2012

Net earnings	$107,544	$129,470
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(140,435)	101,438
Change in unrecognized loss and prior service cost related to defined benefit plans	277	(10)
Net unrecognized gain on derivatives	25,798	22,646
Net unrealized loss on marketable securities	(292)	(168)
Other comprehensive (loss) earnings, before tax	(114,652)	123,906
Income tax related to items of other comprehensive (loss) earnings	7,252	7,190
Other comprehensive (loss) earnings, net of tax	(121,904)	116,716
Comprehensive (loss) earnings	(14,360)	246,186
Comprehensive earnings attributable to the noncontrolling interest	(662)	(391)
Comprehensive (loss) earnings attributable to Mylan Inc. common shareholders	$(15,022)	$245,795

See Notes to Condensed Consolidated Financial Statements

 MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Assets
Current assets:
Cash and cash equivalents	$294,421	$349,969
Accounts receivable, net	1,514,480	1,554,342
Inventories	1,623,246	1,525,242
Deferred income tax benefit	244,148	229,348
Prepaid expenses and other current assets	274,099	243,816
Total current assets	3,950,394	3,902,717
Property, plant and equipment, net	1,421,889	1,397,216
Intangible assets, net	2,105,440	2,224,457
Goodwill	3,451,506	3,515,655
Deferred income tax benefit	100,306	87,655
Other assets	855,497	804,197
Total assets	$11,885,032	$11,931,897

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$766,075	$777,908
Short-term borrowings	485,486	298,987
Income taxes payable	19,866	33,731
Current portion of long-term debt and other long-term obligations	104,737	98,048
Deferred income tax liability	587	1,283
Other current liabilities	905,619	983,546
Total current liabilities	2,282,370	2,193,503
Long-term debt	5,672,142	5,337,196
Other long-term obligations	777,856	771,111
Deferred income tax liability	265,472	274,259
Total liabilities	8,997,840	8,576,069
Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 541,245,735 and 539,664,386 as of March 31, 2013 and December 31, 2012	270,623	269,832
Additional paid-in capital	4,021,264	3,986,746
Retained earnings	2,168,252	2,061,370
Accumulated other comprehensive loss	(208,402)	(86,498)
	6,251,737	6,231,450
Noncontrolling interest	15,716	15,110
Less: treasury stock — at cost
Shares: 160,221,798 and 144,459,210 as of March 31, 2013 and December 31, 2012	3,380,261	2,890,732
Total equity	2,887,192	3,355,828
Total liabilities and equity	$11,885,032	$11,931,897

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$107,544	$129,470
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	128,909	123,667
Stock-based compensation expense	12,129	12,303
Change in estimated sales allowances	(67,182)	59,865
Deferred income tax benefit	(31,488)	(5,250)
Other non-cash items	45,163	57,515
Litigation settlements, net	1,790	2,173
Changes in operating assets and liabilities:
Accounts receivable	76,690	(155,085)
Inventories	(118,925)	(70,095)
Trade accounts payable	5,875	(33,077)
Income taxes	23,115	(48,562)
Deferred revenue	(134)	(7,043)
Other operating assets and liabilities, net	(95,925)	(172,953)
Net cash provided by (used in) operating activities	87,561	(107,072)
Cash flows from investing activities:
Capital expenditures	(53,075)	(35,745)
Change in restricted cash	(53,093)	44
Cash paid for acquisitions, net	(32,100)	—
Purchase of marketable securities	(2,538)	(2,660)
Proceeds from sale of marketable securities	2,839	2,562
Other items, net	(4,294)	(72,419)
Net cash used in investing activities	(142,261)	(108,218)
Cash flows from financing activities:
Payment of financing fees	(4,983)	(1,248)
Purchase of common stock	(500,000)	—
Change in short-term borrowings, net	185,073	311,053
Proceeds from issuance of long-term debt	525,000	435,000
Payment of long-term debt	(239,442)	(673,806)
Proceeds from exercise of stock options	28,060	17,182
Other items, net	12,891	3,746
Net cash provided by financing activities	6,599	91,927
Effect on cash of changes in exchange rates	(7,447)	6,345
Net decrease in cash and cash equivalents	(55,548)	(117,018)
Cash and cash equivalents — beginning of period	349,969	375,056
Cash and cash equivalents — end of period	$294,421	$258,038

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
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
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 Condensed Consolidated Balance Sheet was derived from audited financial statements.
The interim results of operations, comprehensive earnings and cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period. The estimated annual effective tax rate for 2013 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2013 U.S. tax liabilities.
Certain insignificant prior period amounts of other revenue, cost of sales and operating expenses have been reclassified to other income (expense), net to conform to the presentation for the current period. The reclassifications had no impact on the previously reported net earnings attributable to Mylan Inc. common shareholders. In addition, certain insignificant prior period amounts have been reclassified from net cash provided by (used in) operating activities to net cash used in investing activities.

2.	Revenue Recognition and Accounts Receivable
Mylan recognizes net revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2013. Such allowances were $918.4 million and $977.0 million at March 31, 2013 and December 31, 2012. Other current liabilities include $187.8 million and $202.9 million at March 31, 2013 and December 31, 2012, for certain sales allowances and other adjustments that are paid to indirect customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $455.7 million of securitized accounts receivable at March 31, 2013.

3.	Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance on the presentation of comprehensive income in the financial statements. The amended guidance requires an entity to report, in one place, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. Reclassifications must be disclosed if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the guidance for the three months ended March 31, 2013 by presenting additional disclosure in the notes to financial statements (see Note 11). The adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In December 2011 and January 2013, the FASB issued revised accounting guidance for an entity with particular financial instruments and derivative instruments that offset in accordance with the FASB’s guidance regarding other presentation matters for derivatives and hedging. Under the amendments in this update, an entity with financial instruments that are offset in the financial statements or subject to enforceable master netting arrangements or similar agreements must disclose the gross amount recognized for the asset/liability, the offsetting amounts, the net amounts presented on the balance sheet and any amounts subject to enforceable master netting arrangements. The amended guidance is effective for fiscal years, including interim periods, beginning on or after January 1, 2013. Retroactive application is required. The Company adopted the guidance for the three months ended March 31, 2013, and the adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

4.	Acquisitions and Collaborative Agreements
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
Biocon Insulin Products
On February 12, 2013, the Company entered into a definitive agreement with Biocon Limited (“Biocon”) for an exclusive strategic collaboration on the development and commercialization of generic versions of three insulin analog products. Under the terms of this collaboration, the Company will have the rights to develop and market a version of Glargine (the generic version of Sanofi’s Lantus®), Lispro (the generic version of Eli Lilly and Company’s Humalog®) and Aspart (the generic version of Novo Nordisk’s NovoLog®). The Company and Biocon will share development, capital and certain other costs to bring the products to market. Mylan will have exclusive commercialization rights in the U.S., Canada, Australia, New Zealand, the European Union and the European Free Trade Association countries through a profit-share arrangement with Biocon. The Company will also have co-exclusive commercialization rights with Biocon in certain other markets around the world. As part of the agreement, the Company made a licensing payment of $20 million to Biocon, which is included as a component of research and development expense for the three months ended March 31, 2013.
SMS Pharmaceuticals Ltd.
On February 14, 2013, the Company completed the acquisition of a manufacturing operation located in India from SMS Pharmaceuticals Ltd. (“SMS”) for approximately $32 million in cash. As part of the purchase price allocation, goodwill of approximately $10 million was recognized within the Generics segment. The impact on the Company’s results of operations since the acquisition date was not material.
Agila Specialties
On February 27, 2013, the Company announced that it had signed a definitive agreement to acquire the Agila Specialties business (“Agila Specialties”), a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited for approximately $1.6 billion in cash plus contingent payments of up to $250 million subject to certain conditions. The transaction will be funded through $1 billion in committed financing and the use of cash on hand and borrowings from the Company’s revolving credit facility. Upon completion of the acquisition, the Company will significantly expand and strengthen its injectable product portfolio and gain entry into new geographic markets, such as Brazil. The transaction is expected to close in the fourth quarter of 2013 and is subject to certain closing conditions and regulatory approvals.

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
The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2012	16,616,617	$19.54
Options granted	1,168,837	30.62
Options exercised	(1,607,628)	17.86
Options forfeited	(188,576)	22.13
Outstanding at March 31, 2013	15,989,250	$20.49
Vested and expected to vest at March 31, 2013	15,084,161	$20.35
Options exercisable at March 31, 2013	9,774,159	$18.51

As of March 31, 2013, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.82 years, 6.73 years and 5.67 years, respectively. Also at March 31, 2013, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $137.3 million, $131.7 million and $102.1 million, respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of March 31, 2013 and the changes during the three months ended March 31, 2013 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2012	2,498,316	$22.47
Granted	1,791,903	30.86
Released	(745,307)	21.82
Forfeited	(58,564)	23.03
Nonvested at March 31, 2013	3,486,348	$26.92

As of March 31, 2013, the Company had $94.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 1.99 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the three months ended March 31, 2013 and 2012 was $41.5 million and $28.1 million, respectively.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

6.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In thousands)	March 31, 2013	December 31, 2012
Inventories:
Raw materials	$507,519	$455,958
Work in process	271,230	268,191
Finished goods	844,497	801,093
	$1,623,246	$1,525,242

Property, plant and equipment:
Land and improvements	$77,100	$73,857
Buildings and improvements	673,001	665,058
Machinery and equipment	1,526,695	1,436,904
Construction in progress	258,547	308,192
	2,535,343	2,484,011
Less accumulated depreciation	1,113,454	1,086,795
	$1,421,889	$1,397,216

Other current liabilities:
Legal and professional accruals, including litigation accruals	$123,906	$122,083
Payroll and employee benefit plan accruals	210,795	266,650
Accrued sales allowances	187,803	202,891
Accrued interest	55,268	72,590
Fair value of financial instruments	14,106	29,051
Other	313,741	290,281
	$905,619	$983,546

The value of contingent consideration included in other long-term obligations in the Condensed Consolidated Balance Sheets is $385.0 million and $379.2 million at March 31, 2013 and December 31, 2012, respectively. Included in prepaid expenses and other current assets is $54.5 million and $1.5 million of restricted cash at March 31, 2013 and December 31, 2012, respectively.

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
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to certain anti-dilution provisions. In 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) with new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. Both the Old and New Warrants meet the definition of

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. The dilutive impact of the Old and New Warrants are included in the calculation of diluted earnings per share based upon the average market value of the Company’s common stock during the period as compared to the exercise price. For the three months ended March 31, 2013 and 2012, 0.7 million warrants and 0.2 million warrants, respectively, were included in the calculation of diluted earnings per share.
On February 27, 2013, the Board of Directors of the Company approved the repurchase of up to $500 million of the Company’s common stock in the open market. The repurchase program was completed during the first quarter of 2013 with approximately 16.3 million shares of common stock repurchased.
Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended
	March 31,
(In thousands, except per share amounts)	2013	2012
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$106,882	$129,079
Shares (denominator):
Weighted average common shares outstanding	393,163	427,251
Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.27	$0.30

Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$106,882	$129,079
Shares (denominator):
Weighted average common shares outstanding	393,163	427,251
Stock-based awards and warrants	5,850	5,114
Total dilutive shares outstanding	399,013	432,365
Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.27	$0.30
Additional stock options and restricted stock awards were outstanding during the periods ended March 31, 2013 and 2012 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 2.3 million and 6.4 million shares for the three months ended March 31, 2013 and 2012, respectively.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

8.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

(In thousands)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2012:
Goodwill	$3,194,148	$706,507	$3,900,655
Accumulated impairment losses	—	(385,000)	(385,000)
	3,194,148	321,507	3,515,655
Goodwill acquired (1)	10,213	—	10,213
Transfers (2)	(27,602)	27,602	—
Foreign currency translation	(74,362)	—	(74,362)
	$3,102,397	$349,109	$3,451,506
Balance at March 31, 2013:
Goodwill	$3,102,397	$734,109	$3,836,506
Accumulated impairment losses	—	(385,000)	(385,000)
	$3,102,397	$349,109	$3,451,506
____________

(1)	See Note 4.

(2)
As a result of the January 1, 2013 reorganization of certain components between the Generics and Specialty segments, the Company was required to reassign a portion of the carrying amount of goodwill to the Specialty segment.

Intangible assets consist of the following components at March 31, 2013 and December 31, 2012:

(In thousands)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2013
Amortized intangible assets:
Patents and technologies	20	$116,631	$89,656	$26,975
Product rights and licenses	10	3,411,312	1,794,267	1,617,045
Other (1)	8	106,701	58,309	48,392
		3,634,644	1,942,232	1,692,412
In-process research and development		413,028	—	413,028
		$4,047,672	$1,942,232	$2,105,440
December 31, 2012
Amortized intangible assets:
Patents and technologies	20	$116,631	$88,288	$28,343
Product rights and licenses	10	3,459,980	1,749,424	1,710,556
Other (1)	8	111,033	51,384	59,649
		3,687,644	1,889,096	1,798,548
In-process research and development		425,909	—	425,909
		$4,113,553	$1,889,096	$2,224,457
____________

(1)	Other intangible assets consist principally of customer lists and contracts.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2013 and 2012, was $91.5 million and $87.8 million, respectively. Amortization expense is expected to be approximately $260 million for the remainder of 2013 and $339 million, $317 million, $244 million and $199 million for the years ended December 31, 2014 through 2017, respectively.
Indefinite-lived intangible assets, such as the Company’s in-process research and development (“IPR&D”) assets, are tested at least annually for impairment, but may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested. During the three months ended March 31, 2013, the Company recognized IPR&D impairment charges of $5.1 million, which were recorded as a component of amortization expense.
During the three months ended March 31, 2013 and 2012, approximately $6.5 million and $33.0 million, respectively, were reclassified from acquired IPR&D to product rights and licenses.

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
The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed and floating-rate debt. These derivative instruments are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets. The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the Condensed Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, the total notional amount of the Company’s interest rate swaps on floating-rate debt was $850 million. A total of $750 million of the Company’s floating rate debt interest rate swaps have been extended through additional forward-starting swaps.
During the first quarter of 2013, the Company entered into a series of forward starting swaps to hedge against changes in interest rates that could impact the Company’s expected future financing of the acquisition of Agila Specialties. These swaps are designated as cash flow hedges of expected future issuances of long-term bonds. The Company executed $1.07 billion of notional value swaps with an effective date in September 2013. The swaps have maturities ranging from five years to 30 years.
In April 2013, the Company entered into a series of forward starting swaps to hedge against changes in interest rates that could impact future debt issuances. These swaps are designated as cash flow hedges of expected future issuances of long-term bonds. The Company executed $1.80 billion of notional value swaps with effective dates ranging from December 2014 to August 2015. These swaps have maturities of ten years.
The Company’s interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company’s fixed rate 6.0% Senior Notes due 2018 to a variable rate. These interest rate swaps designated as fair value hedges are measured at fair value and reported as current assets or current liabilities on the Condensed Consolidated Balance Sheets.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. As of March 31, 2013 and December 31, 2012, the total notional amount of the Company’s interest rate swaps on fixed-rate debt was $500 million.
Certain derivative instrument contracts entered into by the Company are governed by Master Agreements, which contain credit-risk-related contingent features that would allow the counterparties to terminate the contracts early and request immediate payment should the Company trigger an event of default on other specified borrowings. The aggregate fair value of all such contracts, which are in a net asset position at March 31, 2013, is $26.8 million. The Company is not subject to any obligations to post collateral under derivative instrument contracts.
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
At March 31, 2013, the convertible note hedge had a total fair value of $691.6 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.
The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.
The Company records all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the tables below reflect the gross amounts of derivatives recorded in the Company’s Condensed Consolidated Financial Statements.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$35,026	Prepaid expenses and other current assets	$36,647
Foreign currency forward contracts	Prepaid expenses and other current assets	3,900	Prepaid expenses and other current assets	—
Total		$38,926		$36,647

	Liability Derivatives
	March 31, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$8,203	Other current liabilities	$9,823
Foreign currency forward contracts	Other current liabilities	—	Other current liabilities	15,863
Total		$8,203		$25,686

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$3,193	Prepaid expenses and other current assets	$5,818
Purchased cash convertible note hedge	Other assets	691,600	Other assets	636,300
Total		$694,793		$642,118

	Liability Derivatives
	March 31, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$5,903	Other current liabilities	$3,365
Cash conversion feature of Cash Convertible Notes	Long-term debt	691,600	Long-term debt	636,300
Total		$697,503		$639,665

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In thousands)		Three Months Ended
		March 31,
		2013	2012
Interest rate swaps	Interest expense	$(1,800)	$11,896
Total		$(1,800)	$11,896

	Location of Gain or(Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedging Items
(In thousands)		Three Months Ended
		March 31,
		2013	2012
2018 Senior Notes	Interest expense	$5,309	$(8,825)
Total		$5,309	$(8,825)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended
	March 31,
(In thousands)	2013	2012
Foreign currency forward contracts	$4,737	$11,461
Interest rate swaps	4,708	(1,324)
Total	$9,445	$10,137

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended
		March 31,
(In thousands)		2013	2012
Foreign currency forward contracts	Net revenues	$(9,104)	$(5,255)
Interest rate swaps	Interest expense	(712)	(374)
Total		$(9,816)	$(5,629)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended
		March 31,
(In thousands)		2013	2012
Foreign currency forward contracts	Other income (expense), net	$8,108	$5,711
Total		$8,108	$5,711

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

At March 31, 2013, the Company expects that approximately $18.4 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
		March 31,
(In thousands)		2013	2012
Foreign currency forward contracts	Other income (expense), net	$(11,231)	$5,255
Cash conversion feature of Cash Convertible Notes	Other income (expense), net	(55,300)	(51,600)
Purchased cash convertible note hedge	Other income (expense), net	55,300	51,600
Total		$(11,231)	$5,255
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

•
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•	Level 2: Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.

•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considers counterparty credit risk in its assessment of fair value.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$62,194	$—	$—	$62,194
Total cash equivalents	62,194	—	—	62,194
Trading securities:
Equity securities — exchange traded funds	11,715	—	—	11,715
Total trading securities	11,715	—	—	11,715
Available-for-sale fixed income investments:
U.S. Treasuries	—	11,148	—	11,148
Corporate bonds	—	7,889	—	7,889
Agency mortgage-backed securities	—	937	—	937
Other	—	2,476	—	2,476
Total available-for-sale fixed income investments	—	22,450	—	22,450
Available-for-sale equity securities:
Biosciences industry	83	—	—	83
Total available-for-sale equity securities	83	—	—	83
Foreign exchange derivative assets	—	7,093	—	7,093
Interest rate swap derivative assets	—	35,026	—	35,026
Purchased cash convertible note hedge	—	691,600	—	691,600
Total assets at fair value	$73,992	$756,169	$—	$830,161
Financial Liabilities
Foreign exchange derivative liabilities	$—	$5,903	$—	$5,903
Interest rate swap derivative liabilities	—	8,203	—	8,203
Cash conversion feature of Cash Convertible Notes	—	691,600	—	691,600
Contingent consideration	—	—	385,021	385,021
Total liabilities at fair value	$—	$705,706	$385,021	$1,090,727

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Financial Assets
Cash equivalents:
Money market funds	$135,209	$—	$—	$135,209
Total cash equivalents	135,209	—	—	135,209
Trading securities:
Equity securities — exchange traded funds	10,913	—	—	10,913
Total trading securities	10,913	—	—	10,913
Available-for-sale fixed income investments:
U.S. Treasuries	—	11,085	—	11,085
Corporate bonds	—	8,189	—	8,189
Agency mortgage-backed securities	—	1,050	—	1,050
Other	—	2,502	—	2,502
Total available-for-sale fixed income investments	—	22,826	—	22,826
Available-for-sale equity securities:
Biosciences industry	102	—	—	102
Total available-for-sale equity securities	102	—	—	102
Foreign exchange derivative assets	—	5,818	—	5,818
Interest rate swap derivative assets	—	36,647	—	36,647
Purchased cash convertible note hedge	—	636,300	—	636,300
Total assets at fair value	$146,224	$701,591	$—	$847,815
Financial Liabilities
Foreign exchange derivative liabilities	$—	$19,228	$—	$19,228
Interest rate swap derivative liabilities	—	9,823	—	9,823
Cash conversion feature of Cash Convertible Notes	—	636,300	—	636,300
Contingent consideration	—	—	379,197	379,197
Total liabilities at fair value	$—	$665,351	$379,197	$1,044,548

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

•
Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2013 that would reduce the receivable amount owed, if any, to the Company.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2013 that would reduce the receivable amount owed, if any, to the Company.

•
Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the three months ended March 31, 2013 that would reduce the receivable amount owed, if any, to the Company.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at March 31, 2013 and December 31, 2012, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 2.2% to 10.3% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three months ended March 31, 2013, accretion of $7.7 million was recorded in interest expense, and the Company also recorded a fair value adjustment to decrease the liability of approximately $1.9 million.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Debt
Senior Bridge Term Loan Commitment
In connection with the Company’s execution of an agreement to acquire Agila Specialties (“the Transaction”), in February 2013 the Company obtained a commitment letter from Morgan Stanley Senior Funding, Inc. for a new $1 billion senior unsecured bridge term loan in connection with the Transaction, which together with internal sources, including available cash and existing lines of credit, is expected to be sufficient to finance the Transaction. The bridge term loan will be guaranteed by various subsidiaries of the Company and is subject to the negotiation of mutually acceptable definitive documentation, which will include customary representations and warranties, affirmative and negative covenants and events of default. Additionally, the lenders’ obligation to provide the bridge term loan is subject to the satisfaction of specified conditions, including consummation of the Transaction in accordance with the terms of the Sale and Purchase Agreements (the “SPAs”), the accuracy of specified representations, the absence of specified defaults, the delivery of a certificate on behalf of the Company with respect to the solvency (on a consolidated basis) of the Company and its subsidiaries, taken as a whole, immediately after the consummation of the transactions contemplated by the SPAs, and other customary conditions.
The Receivables Facility
The Company has a $400 million accounts receivable securitization facility (“Receivables Facility”), which will expire in February 2015. Interest rates are based on prevailing market rates for short-term commercial paper or LIBOR plus a program fee of 75 basis points. A commitment fee of 35 basis points, on an annual basis, is paid to maintain the availability under the Receivables Facility.
The Receivables Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If the Company does not comply with these covenants, the Company’s ability to use the Receivables Facility may be suspended and repayment of any outstanding balances under the Receivables Facility may be required. At March 31, 2013 and December 31, 2012, the Company was in compliance with all covenants. As of March 31, 2013 and December 31, 2012, respectively, the Condensed Consolidated Balance Sheets include $455.7 million and $556.5 million of accounts receivable balances sold to Mylan Securitization LLC, a wholly owned bankruptcy remote subsidiary. Also included in the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively, are $300 million and

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

$180 million of short-term borrowings, which are recorded as a secured loan. The interest rate on borrowings under the Receivables Facility was approximately 0.97% at March 31, 2013.
Long-Term Debt
A summary of long-term debt is as follows:

(In thousands)	March 31, 2013	December 31, 2012
U.S. Term Loans	$1,132,813	$1,156,250
Revolving Facility	310,000	—
2017 Senior Notes	550,000	550,000
2018 Senior Notes	822,008	826,974
2020 Senior Notes	1,013,038	1,013,372
2023 Senior Notes	748,484	748,452
Cash Convertible Notes	1,197,241	1,136,768
Other	132	132
	5,773,716	5,431,948
Less: Current portion	101,574	94,752
Total long-term debt	$5,672,142	$5,337,196
Senior Credit Facilities
In November 2011, the Company entered into a Senior Credit Agreement with a syndication of banks, which provided $1.25 billion in U.S. Term Loans (the “U.S. Term Loans”) and contains a $1.25 billion revolving facility (the “Revolving Facility,” and together with the U.S. Term Loans, the “Senior Credit Facilities”). Amortization payments due in the first quarter of 2013 on the U.S. Term Loans were paid in March 2013, in the amount of $23.4 million. At March 31, 2013, the Company had $310 million outstanding under the Revolving Facility. The interest rate on the Revolving Facility at March 31, 2013 was 1.60%.
Cash Convertible Notes
At March 31, 2013, the $1.20 billion outstanding consists of $505.6 million of Cash Convertible Notes debt ($574 million face amount, net of $68.4 million discount) and the bifurcated conversion feature with a fair value of $691.6 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheets at March 31, 2013. The Cash Convertible Notes will mature on September 15, 2015, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by the market price of the Company’s common stock, specified distributions to common shareholders, a fundamental change, and certain time periods specified in the purchase agreement. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $691.6 million within other assets in the Condensed Consolidated Balance Sheets at March 31, 2013. At December 31, 2012, the $1.14 billion outstanding consists of $500.5 million of debt ($575 million face amount, net of $74.5 million discount) and the bifurcated conversion feature with a fair value of $636.3 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheets. The purchased call options are assets recorded at their fair value of $636.3 million within other assets in the Condensed Consolidated Balance Sheets at December 31, 2012.
As of March 31, 2013, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the March 31, 2013 period, was more than 130% of the applicable conversion reference price of $13.32 at March 31, 2013, the $574 million of Cash Convertible Notes was currently convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
Senior Notes
The Company has entered into interest rate swaps that convert $500 million of 2018 Senior Notes principal debt to a variable rate. The variable rate was 3.25% at March 31, 2013. At March 31, 2013, the $822.0 million of 2018 Senior Notes debt is net of a $9.3 million discount and includes a fair value adjustment of $31.3 million associated with the interest rate swaps. At December 31, 2012, the $827.0 million of debt is net of a $9.7 million discount and includes a fair value adjustment of $36.6 million.
At March 31, 2013 and December 31, 2012, the $1.01 billion of 2020 Senior Notes debt includes a premium of $13.0 million and $13.4 million, respectively.
At March 31, 2013 and December 31, 2012, the $748.5 million of 2023 Senior Notes includes a $1.5 million discount.
Details of the interest rates in effect at March 31, 2013 and December 31, 2012 on the outstanding borrowings under the U.S. Term Loans are in the table below:

	March 31, 2013			December 31, 2012
(In thousands, except basis and rate amounts)	Outstanding	Basis	Rate	Outstanding	Basis	Rate
U.S. Term Loans:
Swapped to Fixed Rate — January 2014	$500,000	Fixed	2.35%	$500,000	Fixed	2.35%
Swapped to Fixed Rate — March 2014	350,000	Fixed	2.20%	350,000	Fixed	2.20%
Floating Rate	282,813	LIBOR + 1.75%	1.95%	306,250	LIBOR + 1.75%	1.96%
Total U.S. Term Loans	$1,132,813			$1,156,250

Fair Value
At March 31, 2013 and December 31, 2012, the fair value of the Senior Notes was approximately $3.40 billion and $3.43 billion, respectively. At March 31, 2013 and December 31, 2012, the fair value of the Cash Convertible Notes was approximately $1.27 billion and $1.22 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules for similar debt issues, the fair values of the U.S. Term Loans and Revolving Facility, determined based on Level 2 inputs, approximate their carrying values at March 31, 2013 and December 31, 2012.
Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at March 31, 2013, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In thousands)	U.S. Term Loans	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	2023 Senior Notes	Revolving Facility	Total
2013	$70,313	$11	$—	$—	$—	$—	$—	$70,324
2014	125,000	—	—	—	—	—	—	125,000
2015	187,500	573,985	—	—	—	—	—	761,485
2016	750,000	—	—	—	—	—	310,000	1,060,000
2017	—	—	550,000	—	—	—	—	550,000
Thereafter	—	—	—	800,000	1,000,000	750,000	—	2,550,000
Total	$1,132,813	$573,996	$550,000	$800,000	$1,000,000	$750,000	$310,000	$5,116,809

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

11.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In thousands)	March 31, 2013	December 31, 2012
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$843	$1,033
Net unrecognized losses and prior service costs related to defined benefit plans, net of tax	(13,717)	(13,890)
Net unrecognized losses on derivatives, net of tax	(12,272)	(30,820)
Foreign currency translation adjustment	(183,256)	(42,821)
	$(208,402)	$(86,498)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss consist of the following, for the three months ended March 31, 2013:

(In thousands)	Three Months Ended March 31, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2012, net of tax			$(30,820)	$1,033	$(13,890)	$(42,821)	$(86,498)
Other comprehensive earnings (loss) before reclassifications, before tax			15,982	(267)	—	(140,435)	(124,720)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax:
Gain (loss) on foreign exchange forward contracts classified as cash flow hedges, included in net revenues	(9,104)		(9,104)				(9,104)
Gain (loss) on interest rate swaps classified as cash flow hedges, included in interest expense		(712)	(712)				(712)
Realized gain (loss) on sale of marketable securities, included in other income (expense), net				25			25
Amortization of actuarial gain (loss) included in selling, general and administrative expenses					(277)		(277)
Amounts reclassified from accumulated other comprehensive (loss) earnings, before tax			(9,816)	25	(277)	—	(10,068)
Net other comprehensive earnings (loss), before tax			25,798	(292)	277	(140,435)	(114,652)
Income tax related to items of other comprehensive (loss) earnings			(7,250)	102	(104)	—	(7,252)
Balance at March 31, 2013, net of tax			$(12,272)	$843	$(13,717)	$(183,256)	$(208,402)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of other comprehensive (loss) earnings, before tax, consist of the following, for the three months ended March 31, 2012:

Three Months Ended
(In thousands)	March 31, 2012
Defined benefit plans:
Unrecognized gain (loss) and prior service cost arising during the period	$—
Less: Amortization of actuarial gain included in net earnings	10
Net change in unrecognized losses and prior service cost related to defined benefit plans	$(10)

Derivatives in cash flow hedging relationships:
Amount of gain recognized in AOCE on derivatives (effective portion)	$17,017
Less: Reclassification of loss from AOCE into earnings (effective portion)	(5,629)
Net unrecognized gain on derivatives	$22,646

Net unrealized loss on marketable securities:
Unrealized loss on marketable securities	$(143)
Less: Reclassification for gain included in net earnings	25
Net unrealized loss on marketable securities	$(168)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

12.	Shareholder’s Equity
A summary of the change in shareholders’ equity for the three months ended March 31, 2013 and 2012 is as follows:

(In thousands)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2012	$3,340,718	$15,110	$3,355,828
Net earnings	106,882	662	107,544
Other comprehensive loss, net of tax	(121,904)	—	(121,904)
Common stock share repurchase	(500,000)	—	(500,000)
Stock option activity	28,060	—	28,060
Stock compensation expense	12,129	—	12,129
Issuance of restricted stock, net of shares withheld	(7,301)	—	(7,301)
Tax benefit of stock option plans	12,892	—	12,892
Other	—	(56)	(56)
March 31, 2013	$2,871,476	$15,716	$2,887,192

December 31, 2011	$3,491,775	$13,007	$3,504,782
Net earnings	129,079	391	129,470
Other comprehensive earnings. net of tax	116,716	—	116,716
Stock option activity	17,182	—	17,182
Stock compensation expense	12,303	—	12,303
Issuance of restricted stock, net of shares withheld	(4,983)	—	(4,983)
Purchase of subsidiary shares from noncontrolling interest	(9)	(25)	(34)
Tax benefit of stock option plans	3,796	—	3,796
Other	—	166	166
March 31, 2012	$3,765,859	$13,539	$3,779,398

13.	Segment Information
Mylan has two segments, “Generics” and “Specialty.” The Generics segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as active pharmaceutical ingredients (“API”). The Specialty segment engages mainly in the development, manufacture and sale of branded specialty nebulized and injectable products. Beginning with the first quarter of 2013, the Company reorganized the components of its Generics and Specialty segments as a result of a change in the way the Chief Executive Officer, who is the chief operating decision maker, evaluates the performance of operations, develops strategy and allocates capital resources. As required by the applicable accounting standards, financial statements issued subsequent to this segment reporting change are required to reflect modifications to the reportable segment information resulting from the revision, including reclassifications of all comparative segment information. Accordingly, the results presented below reflect the change in segment reporting for all periods presented. There is no change to the Company’s previously reported consolidated net operating results, financial position or cash flows.
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
The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.
Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended March 31, 2013
Total revenues
Third party	$1,412,816	$218,674	$—	$1,631,490
Intersegment	629	7,928	(8,557)	—
Total	$1,413,445	$226,602	$(8,557)	$1,631,490

Segment profitability	$392,060	$89,807	$(268,020)	$213,847

Three Months Ended March 31, 2012
Total revenues
Third party	$1,412,475	$171,180	$—	$1,583,655
Intersegment	355	14,578	(14,933)	—
Total	$1,412,830	$185,758	$(14,933)	$1,583,655

Segment profitability	$411,664	$60,458	$(221,584)	$250,538
____________

(1)
Includes certain corporate general and administrative and research and development expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

14.	Contingencies
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case is now proceeding before the District Court. On January 14, 2013, following limited court-ordered jurisdictional discovery, the plaintiffs filed a fourth amended complaint containing additional factual averments with respect to the diversity of citizenship of the parties, along with a motion to voluntarily dismiss 755 (of 1,387) self-funded customers whose presence would destroy the District Court’s diversity jurisdiction. Plaintiffs also moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. Mylan’s brief in response to the new factual averments in the complaint was filed on February 13, 2013. In addition to disputing the sufficiency of many of the plaintiffs’ jurisdictional averments, Mylan argued that the case should be dismissed in its entirety, or that alternatively all of the self-funded customer claims should be dismissed. Mylan also argued for additional discovery and a new trial on damages. Briefing on these issues is complete, and a decision is pending.

In connection with the Company’s appeal of the judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million in February 2008. On May 30, 2012, the District Court ordered the amount of the surety bond reduced to $66.6 million.

Pricing and Medicaid Litigation
Beginning in September 2003, Mylan, MPI and/or Mylan Institutional Inc. (formerly known as UDL Laboratories, Inc. and hereafter “MII”), a wholly owned subsidiary of the Company, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices” and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or MII have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York and approximately 40 counties across New York State. Several of these cases have been transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases will likely be litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Mylan and its subsidiaries have denied liability and are defending the remaining actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, MII and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and MII were added as parties in February 2001. The

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

claims against Mylan, MPI, MII and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and MII in the various pending pricing litigations. In addition, Mylan has reached settlements of the Alabama, Alaska, California (including the “federal share”), Florida, Hawaii, Idaho, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, New York state and county, Oklahoma. South Carolina, and Utah state actions. The Company has also reached an agreement in principle to settle the Missouri action, which is contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and is vigorously defending itself in those actions. The Company had accrued approximately $50.0 million at December 31, 2012. As there were no settlement payments and no additional accruals during the three months ended March 31, 2013, the Company has a remaining accrual of approximately $50.0 million at March 31, 2013. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

Dey (now known as Mylan Specialty L.P. and hereafter “Mylan Specialty”), a wholly owned subsidiary of the Company, was named as a defendant in several class actions brought by consumers and third-party payors. Mylan Specialty has reached a settlement of these class actions, which has been approved by the court and all claims have been dismissed. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Dey in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Mylan Specialty was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Mylan Specialty completed a settlement of this action in December 2010. These cases all have generally alleged that Mylan Specialty falsely reported certain price information concerning certain drugs marketed by Mylan Specialty, that Mylan Specialty caused false claims to be made to Medicaid and to Medicare, and that Mylan Specialty caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At March 31, 2013, the Company has accrued approximately $66.4 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic Modafinil product. These actions allege violations of federal antitrust and state laws in connection with the defendants’ settlement of patent litigation relating to Modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Fact discovery closed on February 11, 2011. No date has been set for briefing on dispositive motions. Mylan is defending each of these actions vigorously. The case has been suspended in light of petitions for writ of certiorari that were filed before the U.S. Supreme Court in In RE: K-Dur Antitrust Litigation and FTC v. Watson Pharms Inc., et al. (Androgel Litigation). On December 7, 2012, the Supreme Court granted certiorari in the Androgel Litigation and heard oral argument on March 25, 2013.

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

FTC Minocycline Inquiry
On May 1, 2012, the FTC issued a civil investigative demand to Mylan pertaining to an investigation being conducted to determine whether Medicis Pharmaceutical Corporation, Mylan, and/or other generic companies engaged in unfair methods of competition with regard to Medicis’ branded Solodyn products and generic Solodyn products, as well as the 2010 settlement of Medicis’ patent infringement claims against Mylan and Matrix Laboratories Ltd. (now known as Mylan Laboratories Ltd). Mylan is cooperating with the FTC and has responded to requests for information.

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

U.K. Office of Fair Trading
On August 12, 2011, Generics [U.K.] Ltd. received notice that the Office of Fair Trading was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. Generics [U.K.] Ltd. has produced documents and information in connection with this inquiry and is continuing to cooperate with the investigation. On April 19, 2013, a Statement of Objections was issued to GlaxoSmithKline, Generics [U.K.] Ltd., Alpharma and Ivax LLC. Generics [U.K.] Ltd. is preparing its response and intends to defend itself against the allegations contained therein.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

South African Competition Commission
Mylan's South African affiliate received a summons and a request for appearance and information, dated February 22, 2013, regarding a supply agreement between Aspen Pharmacare Holdings (Pty) Ltd. and Mylan Laboratories Limited pertaining to a fixed dose combination antiretroviral product. The summons was issued in respect of two complaints in connection with this Agreement.

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its fentanyl transdermal system, phenytoin, propoxyphene, alendronate and Amnesteem®. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $21.6 million at December 31, 2012. During the three months ended March 31, 2013, the Company accrued approximately $1.9 million and paid approximately $0.9 million, resulting in an accrual of approximately $22.6 million at March 31, 2013.

There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

Intellectual Property
On April 16, 2012, the Federal Circuit reversed and vacated a judgment of invalidity by the United States District Court for the District of Delaware in a patent infringement lawsuit by Eurand, Inc. (now known as Aptalis Pharmatech, Inc.), Cephalon, Inc., and Anesta AG against Mylan Inc. and MPI in relation to MPI’s abbreviated new drug application for extended-release cyclobenzaprine hydrochloride. On May 12, 2011, the District Court found, after trial, the patents-in-suit invalid as obvious. On May 13, 2011, MPI launched its cyclobenzaprine hydrochloride extended-release capsules. Plaintiffs appealed the District Court’s finding of obviousness to the Federal Circuit, and on May 24, 2011, the District Court issued an injunction order enjoining Mylan from selling any additional cyclobenzaprine products pending the Federal Circuit’s decision. Plaintiffs were required to post a $10 million bond. Mylan appealed the District Court’s injunction and filed a motion to stay the injunction pending resolution of the appeal. On May 25, 2011, the Federal Circuit temporarily stayed the injunction pending full briefing on Mylan’s motion to stay. On July 7, 2011, the Federal Circuit reinstated the injunction preventing further sales pending a decision on the appeal. On April 16, 2012, the Federal Circuit reversed and vacated the District Court’s invalidity judgment and dismissed without prejudice Mylan’s appeal of the injunction. The Company filed a petition for rehearing en banc and on July 25, 2012, the petition was denied. The Company filed a petition for certiorari to the United States Supreme Court on October 23, 2012 and on January 14, 2013, the petition was denied. The case was remanded to the District Court, which will consider the issue of damages. On April 4, 2013, the District Court ordered that the effective date of approval of Mylan’s Abbreviated New Drug Application shall not be earlier than the later to expire of the patents-in-suit, unless otherwise ordered by the Court, and enjoined Mylan from manufacturing, using, offering to sell, selling, or importing it products until after the later of the expiration dates of the patents-in-suit, unless otherwise ordered by the Court.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company”, “Mylan”, “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three months ended March 31, 2013 and the interim cash flows for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about our market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as well as below under “Risk Factors” in Part II, ITEM 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the filing date of this Form 10-Q.
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
Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Specialty engages mainly in the manufacture and sale of branded specialty nebulized and injectable products. Our specialty pharmaceutical business is conducted through our wholly owned subsidiary, Mylan Specialty L.P. We also report in Corporate/Other revenues and related expenses from our clean energy investment subsidiary, certain research and development expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase accounting items, impairment charges, if any, and other items not directly attributable to the segments.
Recent Developments
SMS Pharmaceuticals Ltd.
On February 14, 2013, the Company completed the acquisition of a manufacturing facility located in India from SMS Pharmaceuticals Ltd. (“SMS”) for approximately $32 million in cash. The impact on our results of operations since the acquisition date was not material.
Agila Specialties
On February 27, 2013, the Company announced that it had signed a definitive agreement to acquire the Agila Specialties business, a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited for approximately $1.6 billion in cash plus contingent payments of up to $250 million subject to certain conditions. The transaction will be funded through $1 billion in committed financing and the use of cash on hand and borrowings from the Company’s revolving credit facility. Upon completion of the acquisition, the Company will significantly expand and strengthen its injectable product portfolio and gain entry into new geographic markets, such as Brazil. The transaction is expected to close in the fourth quarter of 2013 and is subject to certain closing conditions and regulatory approvals.
Share Repurchase Programs
On February 27, 2013, the Board of Directors of the Company approved the repurchase of up to $500 million of the Company’s common stock either in the open market or through privately-negotiated transactions. The repurchase program was completed during the first quarter of 2013 with approximately 16.3 million shares of common stock repurchased.
Financial Summary
For the three months ended March 31, 2013, Mylan reported total revenues of $1.63 billion compared to $1.58 billion for the three months ended March 31, 2012. This represents an increase in revenues of $47.8 million, or 3.0%. Consolidated gross profit for the current quarter was $693.5 million, compared to $670.2 million in the comparable prior year period, an increase of $23.3 million, or 3.5%. For the current quarter, earnings from operations were $213.8 million, compared to $250.5 million for the three months ended March 31, 2012, a decrease of $36.7 million, or 14.6%.
The net earnings attributable to Mylan Inc. common shareholders decreased $22.2 million, or 17.2%, to $106.9 million for the three months ended March 31, 2013 compared to $129.1 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. decreased from $0.30 to $0.27 for the three months ended March 31, 2013 compared to the prior year comparable period. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”
Results of Operations
Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $1.63 billion compared to $1.58 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.62 billion compared to $1.57 billion for the comparable prior year period, representing an increase of $46.3 million, or 2.9%. Other third party revenues for the current quarter were $12.1 million compared to $10.6 million in the same prior year period, an increase of $1.5 million.
Mylan’s current quarter revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India and Japan. The unfavorable impact of foreign currency translation on current quarter total revenues was approximately $24 million, or 2%. Translating total revenues for the current quarter at prior year comparative period exchange rates would have resulted in year-over-year growth of approximately $72 million, or 5%. New product launches totaled approximately $157 million. On a constant currency basis, revenues from existing products decreased approximately $86 million, which included a decline in pricing of approximately $40 million and a decline in volume of approximately $47 million. The declines in price and volume within Generics were partially offset by increases within Specialty.
Cost of sales for the three months ended March 31, 2013 was $938.0 million, compared to $913.4 million in the prior year. Cost of sales for the current quarter is impacted by the amortization of acquired intangible assets, and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $103.0 million, which includes an in-process research and development (“IPR&D”) asset impairment charge of $5.1 million. Prior year cost of sales included similar purchase accounting and restructuring and other special items in the amount of $89.7 million. The increase in current year purchase accounting and restructuring and other special items is principally the result of severance programs for certain production employees, the IPR&D impairment charge noted above and costs associated with the ratification of a new collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO, which agreement governs certain employees at our Morgantown, WV manufacturing site. Excluding these amounts, cost of sales in the current quarter increased to $835.0 million from $823.7 million, corresponding to the increase in sales and higher production volumes.
Gross profit for the three months ended March 31, 2013 was $693.5 million, and gross margins were 42.5%. For the three months ended March 31, 2012, gross profit was $670.2 million, and gross margins were 42.3%. Excluding the purchase accounting and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 49% in the three months ended March 31, 2013 and 48% in the three months ended March 31, 2012. This increase in gross margin was the result of new product introductions in the current quarter, which increased gross margins by approximately 125 basis points, and favorable pricing on the EPIPEN® Auto-Injector in our Specialty segment, the impact of which was approximately 75 basis points. These increases were partially offset by lower gross margins on existing products, principally as a result of unfavorable pricing in Generics.
From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 28% of total revenues in the three months ended March 31, 2013.
Generics Segment
For the current quarter, Generics third party net revenues were $1.41 billion compared to $1.40 billion in the comparable prior year period, a slight increase of $5.8 million, or 0.4%. Translating Generics third party net revenues for the current quarter at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $30 million, or 2%. Generics sales are derived primarily in or from North America, Europe, the Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan and New Zealand (collectively, “Asia Pacific”).
Third party net revenues from North America were $732.8 million for the current quarter, compared to $767.7 million for the comparable prior year period, representing a decrease of $34.9 million, or 4.5%. The decrease in current quarter third party net revenues was due to a greater amount of revenue from new product launches in the prior year ($211 million) as compared to the current year ($117 million). This reduction was principally due to the launch of Escitalopram in the first quarter of 2012, our most significant product launch with shared exclusivity in the prior year. Excluding the impact of Escitalopram in both periods, third party net revenues in North America would have experienced double-digit growth.
Products generally contribute most significantly to revenues and gross margins at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on the Company’s financial results. The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control.
Third party net revenues from EMEA were $369.9 million for the three months ended March 31, 2013 compared to $335.6 million for the comparable prior year period, an increase of $34.2 million, or 10.2%. Translating current quarter third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year increase in third party net revenues of approximately $34 million, or 10%. This increase was primarily the result of a double-digit increase in revenues in France as a result of new product revenue and favorable volume. Partially offsetting these increases was unfavorable pricing in a number of European markets in which Mylan operates, as a result of government imposed pricing reductions and competitive market conditions.
Local currency revenues from Mylan’s business in France increased as compared to the prior year as a result of the impact of favorable volumes on new and existing products, partially offset by lower pricing due to government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in the first quarter of 2013, and we remain the market leader.
In the United Kingdom, local currency third party net revenues increased as compared to the prior year as a result of the impact of favorable pricing on existing products and new product introductions. Local currency third party net revenues in Italy also increased as compared to the prior year due to favorable volume on existing products.
In addition to France, the United Kingdom and Italy, certain other markets in which we do business, including Portugal, have recently undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets, which appear to favor generic products, could help to offset some of this unfavorable effect by potentially increasing rates of generic substitution and penetration.
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
In Asia Pacific, third party net revenues were $305.1 million for the three months ended March 31, 2013 compared to $298.7 million for the comparable prior year period, an increase of $6.4 million, or 2.2%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, net third party revenues would have increased by approximately $31 million, or 10%. This increase is primarily driven by higher third party sales by our operations in India, in particular, strong growth in the anti-retroviral (“ARV”) franchise.
The increase in third party net revenues by our operations in India is due to significant growth, excluding the effect of foreign currency, in sales of ARV products used in the treatment of HIV/AIDS, both finished dosage form (“FDF”) generic products and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $81.4 million for the three months ended March 31, 2013, compared to $65.2 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.
In Japan, third party net revenues, excluding the effect of foreign currency, were essentially flat. In Australia, third party net revenues were slightly lower than the prior year as a result of significant government-imposed pricing reform, partially offset by new product sales. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the current quarter, Specialty reported third party net revenues of $211.6 million, an increase of $40.6 million, or 23.7%, from the comparable prior year period of $171.1 million. The increase was the result of higher sales of the EPIPEN® Auto-Injector as a result of favorable pricing, which is used in the treatment of severe allergic reactions (anaphylaxis). The EPIPEN® Auto-Injector is the number one prescribed epinephrine auto-injector. In addition, Perforomist® Inhalation Solution sales increased by double digits from the comparable prior year period as a result of favorable pricing and volume.
Operating Expenses
Research & Development Expense
Research and development expense (“R&D”) for the three months ended March 31, 2013 was $126.5 million, compared to $81.0 million in the same prior year period, an increase of $45.5 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs, as well as the timing of internal and external product development projects. In addition, during the three months ended March 31, 2013, licensing payments of approximately $23 million are included as a component of R&D.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $351.4 million, compared to $336.6 million for the same prior year period, an increase of $14.8 million. The primary factor contributing to the increase in SG&A was acquisition related costs of approximately $19.0 million.
Litigation Settlements, net
During the three months ended March 31, 2013, the Company recorded a $1.8 million charge, net, for litigation settlements related to product liability claims.
Interest Expense
Interest expense for the three months ended March 31, 2013 totaled $78.0 million, compared to $82.4 million for the three months ended March 31, 2012. The decrease is primarily due to lower non-cash interest items. Included in interest expense is the amortization of the discounts on our convertible debt instruments and 2018 Senior Notes, net of amortization of the premium on our 2020 Senior Notes, which totals $6.2 million for the current quarter and $11.7 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liability related to certain acquisitions. The amount of accretion included in the current quarter is $7.7 million compared to $8.2 million in the comparable prior year period.
Other Income (Expense), Net
Other income (expense), net, was income of $3.4 million in the current quarter compared to expense of $9.8 million in the comparable prior year period. Other income (expense), net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income.
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

•
Certain acquisition related integration and planning costs, as well as other costs associated with acquisitions and other optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;

•	Certain transition and other costs associated with the ratification of a new collective bargaining agreement in 2012 governing certain employees at our Morgantown, WV manufacturing facility;

•
The pre-tax loss of the Company’s investment in a clean energy partnership, whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code; only included in Adjusted Earnings and Adjusted EPS is the net tax effect of the entity’s activities;

•	Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and

•	Certain costs related to new operations and significant alliances/business partnerships.

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
Litigation Settlements, net
Charges and gains related to legal matters, such as those discussed in the Notes to Condensed Consolidated Financial Statements — Note 14, “Contingencies” are excluded. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.

A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2013		2012
GAAP net earnings attributable to Mylan Inc. and diluted GAAP EPS	$106.9	$0.27	$129.1	$0.30
Purchase accounting related amortization (included in cost of sales) (a)	92.1		87.5
Litigation settlements, net	1.8		2.2
Interest expense, primarily amortization of convertible debt discount	7.7		13.3
Non-cash accretion and fair value adjustments of contingent consideration liability	5.8		8.2
Clean energy investment pre-tax loss (b)	4.4		4.2
Acquisition related costs (primarily included in selling, general and administrative expense)	19.4		—
Restructuring and other special items included in:
Cost of sales	10.9		2.2
Research and development expense	23.3		1.4
Selling, general and administrative expense	24.0		24.4
Other income, net	6.8		2.3
Tax effect of the above items and other income tax related items	(57.2)		(50.3)
Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$245.9	$0.62	$224.5	$0.52
Weighted average diluted common shares outstanding	399.0		432.4
____________

(a)	Purchase accounting related amortization expense for the three months ended March 31, 2013 includes in-process research and development asset impairment charges of $5.1 million.

(b)
Adjustment represents exclusion of the pre-tax loss related to Mylan’s investment in a clean energy partnership, the activities of which qualify for income tax credits under section 45 of the Internal Revenue Code. Amount is included in other income (expense), net.

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
Net cash provided by operating activities increased by $194.7 million to $87.6 million for the three months ended March 31, 2013, as compared to net cash used in operating activities of $107.1 million for the three months ended March 31, 2012. The net increase in cash provided by operating activities was principally due to the following:

•	a net decrease in the amount of cash used for accounts receivable, including estimated sales allowances, of $105.0 million, reflecting the timing of sales and cash collections;

•	a net decrease in the amount of cash used through changes in income taxes of $71.7 million due to the timing of estimated tax payments:

•
a net decrease in the amount of cash used through changes in other operating assets and liabilities of $77.0 million, as a result of a decline in legal settlement payments. During the three months ended March 31, 2012, the Company made litigation settlement payments of approximately $89.6 million, principally related to the pricing litigation matters; and

•	a net decrease in the amount of cash used through changes in trade accounts payable of $39.0 million as a result of the timing of cash payments.
These items were offset by the following:

•	a decrease in net earnings of $22.0 million; and

•	a net increase of $48.8 million in the amount of cash used through changes in inventory balances.
Cash used in investing activities was $142.3 million for the three months ended March 31, 2013, as compared to $108.2 million for the three months ended March 31, 2012, an increase of $34.1 million. Capital expenditures, primarily for equipment, were approximately $53.1 million in the current period. The increase as compared to 2012 is the result of the timing of expenditures. While there can be no assurance that current expectations will be realized, capital expenditures for the 2013 calendar year are expected to be approximately $300 million to $400 million. In addition, during the three months ended March 31, 2013, cash paid for the acquisition of a manufacturing operation in India totaled $32.1 million and restricted cash increased $53.1 million.
During the three months ended March 31, 2012, the Company paid approximately $70 million to acquire product rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals. This cash outflow is included in other investing activities on the Condensed Consolidated Statements of Cash Flows.
Cash from financing activities was $6.6 million for the three months ended March 31, 2013, as compared to $91.9 million for the three months ended March 31, 2012. During the three months ended March 31, 2013, the Company completed a share repurchase program by purchasing approximately 16.3 million shares of common stock for approximately $500 million. In addition, during the three months ended March 31, 2013, net borrowings under our Revolving Facility totaled $310 million, and we borrowed an additional $120 million under our Receivables Facility. The proceeds of these borrowings were principally utilized to fund the share repurchase program. During the three months ended March 31, 2012, we repaid our $600 million Senior Convertible Notes, which matured in March 2012.
The Company has approximately $70 million of long-term debt due for the remainder of 2013 and approximately $125 million due in 2014. Our current intention is to repay such amounts at maturity using available liquidity. In addition, our cash and cash equivalents at our foreign subsidiaries totaled $193 million at March 31, 2013. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our foreign subsidiaries.

As of March 31, 2013, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the March 31, 2013 period, was more than 130% of the applicable conversion reference price of $13.32 at March 31, 2013, the $574 million of Cash Convertible Notes was currently convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently $75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
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
At March 31, 2013 and December 31, 2012, we had $60.1 million and $58.0 million outstanding under existing letters of credit. Additionally, as of March 31, 2013, we had $112.4 million available under the $125 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.
Mandatory minimum repayments remaining on the outstanding borrowings under the term loans and notes at notional amounts at March 31, 2013 are as follows for each of the periods ending December 31:

(In thousands)	U.S. Term Loans	Cash Convertible Notes	2017 Senior Notes	2018 Senior Notes	2020 Senior Notes	2023 Senior Notes	Revolving Facility	Total
2013	$70,313	$11	$—	$—	$—	$—	$—	$70,324
2014	125,000	—	—	—	—	—	—	125,000
2015	187,500	573,985	—	—	—	—	—	761,485
2016	750,000	—	—	—	—	—	310,000	1,060,000
2017	—	—	550,000	—	—	—	—	550,000
Thereafter	—	—	—	800,000	1,000,000	750,000	—	2,550,000
Total	$1,132,813	$573,996	$550,000	$800,000	$1,000,000	$750,000	$310,000	$5,116,809

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business and insurance, collateral matters and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, acquisitions, transactions with affiliates, dispositions of assets, payments of dividends and other restricted payments, prepayments or amendments to the terms of specified indebtedness and changes in our lines of business. The Senior Credit Agreement contains financial covenants requiring maintenance of a minimum interest coverage ratio and a maximum consolidated leverage ratio. We have been compliant with the financial covenants during 2013, and we expect to remain in compliance for the next twelve months.

The Company has a $400 million accounts receivable securitization facility (the “Receivables Facility”). Any amounts outstanding under the facility are recorded as a secured loan and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. At March 31, 2013, there were $300 million of short-term borrowings outstanding under the Receivables Facility. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to a maximum of $500 million.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The amount of contingent consideration accrued was $385.0 million and $379.2 million at March 31, 2013 and December 31, 2012, respectively. In addition, the Company expects to incur approximately $32 million to $34 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
The fair value measurement of contingent consideration is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at March 31, 2013 and December 31, 2012, which was calculated as the present value of the estimated future net cash flows using a market rate of return at March 31, 2013. Discount rates ranging from 2.2% to 10.3% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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

ITEM 1A.	RISK FACTORS
There were no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer purchases of equity securities:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2013	—	$—	—	$—
February 1 - February 28, 2013	—	$—	—	$500,000,000
March 1 - March 31, 2013	16,264,194	$30.74	16,264,194	$—
Total	16,264,194	$30.74	16,264,194	$—
____________

(1)
On February 27, 2013, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of the Company’s common stock in the open market or through other methods. The repurchase was completed by March 31, 2013.

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

10.1	Sale and Purchase Agreement, effective February 27, 2013, by and among the registrant, Strides Arcolab Limited, and the promoters named therein.*

10.2	Sale and Purchase Agreement, effective February 27, 2013, by and among the registrant, Agila Specialties Asia Pte Ltd, and the promoters named therein.*

10.3	Restrictive Covenant Agreement, effective February 27, 2013, by and among the registrant, Strides Arcolab Limited, and the promoters named therein.*

10.4	Completion Deed, effective February 27, 2013, by and among the registrant, Strides Arcolab Limited, Agila Specialties Asia Pte Ltd, and the promoters named therein.*

10.5	Agila Global Guarantee Deed, effective February 27, 2013, by and between the registrant and Strides Arcoloab Ltd.*

10.6	Commitment Letter, dated February 27, 2013, from Morgan Stanley Senior Funding, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* The Company has requested confidential treatment with respect to certain portions of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
May 2, 2013

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
May 2, 2013

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting
Officer and Corporate Controller
(Principal Accounting Officer)
May 2, 2013

EXHIBIT INDEX

10.1	Sale and Purchase Agreement, effective February 27, 2013, by and among the registrant, Strides Arcolab Limited, and the promoters named therein.*

10.2	Sale and Purchase Agreement, effective February 27, 2013, by and among the registrant, Agila Specialties Asia Pte Ltd, and the promoters named therein.*

10.3	Restrictive Covenant Agreement, effective February 27, 2013, by and among the registrant, Strides Arcolab Limited, and the promoters named therein.*

10.4	Completion Deed, effective February 27, 2013, by and among the registrant, Strides Arcolab Limited, Agila Specialties Asia Pte Ltd, and the promoters named therein.*

10.5	Agila Global Guarantee Deed, effective February 27, 2013, by and between the registrant and Strides Arcoloab Ltd.*

10.6	Commitment Letter, dated February 27, 2013, from Morgan Stanley Senior Funding, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* The Company has requested confidential treatment with respect to certain portions of this exhibit.