Form 10-Q
period 2013-06-30
MYLAN INC.
filed 2013-08-01
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	July 29, 2013
$0.50 par value	381,811,984

MYLAN INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2013

PART I — FINANCIAL INFORMATION

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Net revenues	$1,687,337	$1,677,985	$3,306,745	$3,251,060
Other revenues	14,364	9,830	26,446	20,410
Total revenues	1,701,701	1,687,815	3,333,191	3,271,470
Cost of sales	959,317	985,178	1,897,317	1,898,604
Gross profit	742,384	702,637	1,435,874	1,372,866
Operating expenses:
Research and development	111,433	94,361	237,919	175,320
Selling, general and administrative	315,389	359,011	666,756	695,570
Litigation settlements, net	6,943	(12,206)	8,733	(10,033)
Total operating expenses	433,765	441,166	913,408	860,857
Earnings from operations	308,619	261,471	522,466	512,009
Interest expense	81,804	75,666	159,791	158,075
Other (expense) income, net	(7,192)	4,210	(3,794)	(5,605)
Earnings before income taxes and noncontrolling interest	219,623	190,015	358,881	348,329
Income tax provision	41,007	50,843	72,721	79,687
Net earnings	178,616	139,172	286,160	268,642
Net earnings attributable to the noncontrolling interest	(927)	(622)	(1,589)	(1,013)
Net earnings attributable to Mylan Inc. common shareholders	$177,689	$138,550	$284,571	$267,629
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.47	$0.33	$0.73	$0.63
Diluted	$0.46	$0.33	$0.72	$0.62
Weighted average common shares outstanding:
Basic	381,194	420,281	387,179	423,766
Diluted	387,056	424,394	393,034	428,380

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net earnings	$178,616	$139,172	$286,160	$268,642
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(221,567)	(218,222)	(362,002)	(116,784)
Change in unrecognized loss and prior service cost related to defined benefit plans	4,180	(9)	4,457	(19)
Net unrecognized gain (loss) on derivatives	122,693	(34,806)	148,491	(12,160)
Net unrealized (loss) gain on marketable securities	(684)	88	(976)	(80)
Other comprehensive loss, before tax	(95,378)	(252,949)	(210,030)	(129,043)
Income tax related to items of other comprehensive loss	50,936	(11,198)	58,188	(4,008)
Other comprehensive loss, net of tax	(146,314)	(241,751)	(268,218)	(125,035)
Comprehensive earnings (loss)	32,302	(102,579)	17,942	143,607
Comprehensive earnings attributable to the noncontrolling interest	(927)	(622)	(1,589)	(1,013)
Comprehensive earnings (loss) attributable to Mylan Inc. common shareholders	$31,375	$(103,201)	$16,353	$142,594

See Notes to Condensed Consolidated Financial Statements

 MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Assets
Current assets:
Cash and cash equivalents	$277,379	$349,969
Accounts receivable, net	1,651,389	1,554,342
Inventories	1,637,373	1,525,242
Deferred income tax benefit	205,838	229,348
Prepaid expenses and other current assets	440,320	243,816
Total current assets	4,212,299	3,902,717
Property, plant and equipment, net	1,431,455	1,397,216
Intangible assets, net	1,972,146	2,224,457
Goodwill	3,359,543	3,515,655
Deferred income tax benefit	98,147	87,655
Other assets	1,138,121	804,197
Total assets	$12,211,711	$11,931,897

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$838,035	$777,908
Short-term borrowings	405,396	298,987
Income taxes payable	89,878	33,731
Current portion of long-term debt and other long-term obligations	2,692	98,048
Deferred income tax liability	651	1,283
Other current liabilities	989,680	983,546
Total current liabilities	2,326,332	2,193,503
Long-term debt	5,812,170	5,337,196
Other long-term obligations	850,099	771,111
Deferred income tax liability	277,794	274,259
Total liabilities	9,266,395	8,576,069
Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 541,859,089 and 539,664,386 as of June 30, 2013 and December 31, 2012	270,930	269,832
Additional paid-in capital	4,045,322	3,986,746
Retained earnings	2,345,941	2,061,370
Accumulated other comprehensive loss	(354,716)	(86,498)
	6,307,477	6,231,450
Noncontrolling interest	16,735	15,110
Less: treasury stock — at cost
Shares: 160,157,124 and 144,459,210 as of June 30, 2013 and December 31, 2012	3,378,896	2,890,732
Total equity	2,945,316	3,355,828
Total liabilities and equity	$12,211,711	$11,931,897

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$286,160	$268,642
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	246,979	246,648
Stock-based compensation expense	23,330	22,435
Change in estimated sales allowances	(26,069)	180,391
Deferred income tax benefit	(16,659)	(57,076)
Other non-cash items	54,996	126,517
Litigation settlements, net	8,733	(10,033)
Changes in operating assets and liabilities:
Accounts receivable	(107,598)	(288,011)
Inventories	(169,201)	(109,639)
Trade accounts payable	81,262	(8,975)
Income taxes	(42,542)	(32,837)
Deferred revenue	(134)	(14,645)
Other operating assets and liabilities, net	(65,216)	(127,824)
Net cash provided by operating activities	274,041	195,593
Cash flows from investing activities:
Capital expenditures	(125,657)	(98,918)
Change in restricted cash	(50,550)	7,555
Cash paid for acquisitions, net	(37,100)	—
Purchase of marketable securities	(9,481)	(7,957)
Proceeds from sale of marketable securities	5,275	6,568
Other items, net	(13,641)	(73,131)
Net cash used in investing activities	(231,154)	(165,883)
Cash flows from financing activities:
Payment of financing fees	(18,496)	(1,252)
Purchase of common stock	(500,000)	(499,953)
Change in short-term borrowings, net	113,933	283,108
Proceeds from issuance of long-term debt	1,758,267	835,000
Payment of long-term debt	(1,517,266)	(732,549)
Proceeds from exercise of stock options	38,659	27,676
Other items, net	17,174	5,587
Net cash used in financing activities	(107,729)	(82,383)
Effect on cash of changes in exchange rates	(7,748)	(8,052)
Net decrease in cash and cash equivalents	(72,590)	(60,725)
Cash and cash equivalents — beginning of period	349,969	375,056
Cash and cash equivalents — end of period	$277,379	$314,331

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
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
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on May 28, 2013. The December 31, 2012 Condensed Consolidated Balance Sheet was derived from audited financial statements.
The interim results of operations, comprehensive earnings and cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period. The estimated annual effective tax rate for 2013 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2013 U.S. tax liabilities.
Certain insignificant prior period amounts of other revenue, cost of sales and operating expenses have been reclassified to other (expense) income, net to conform to the presentation for the current period. The reclassifications had no impact on the previously reported net earnings attributable to Mylan Inc. common shareholders. In addition, certain insignificant prior period amounts have been reclassified from net cash provided by operating activities to net cash used in investing activities.

2.	Revenue Recognition and Accounts Receivable
Mylan recognizes net revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the six months ended June 30, 2013. Such allowances were $939.6 million and $977.0 million at June 30, 2013 and December 31, 2012, respectively. Other current liabilities include $205.6 million and $202.9 million at June 30, 2013 and December 31, 2012, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $555.6 million of securitized accounts receivable at June 30, 2013.

3.	Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance on the presentation of comprehensive income in the financial statements. The amended guidance requires an entity to report, in one place, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. Reclassifications must be disclosed if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the guidance during 2013 by presenting additional disclosure in the notes to financial statements (see Note 11). The adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In December 2011 and January 2013, the FASB issued revised accounting guidance for an entity with particular financial instruments and derivative instruments that offset in accordance with the FASB’s guidance regarding other presentation matters for derivatives and hedging. Under the amendments in this update, an entity with financial instruments that are offset in the financial statements or subject to enforceable master netting arrangements or similar agreements must disclose the gross amount recognized for the asset/liability, the offsetting amounts, the net amounts presented on the balance sheet and any amounts subject to enforceable master netting arrangements. The amended guidance is effective for fiscal years, including interim periods, beginning on or after January 1, 2013. Retroactive application is required. The Company adopted the guidance during 2013, and the adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

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
Biocon Insulin Products
On February 12, 2013, the Company entered into a definitive agreement with Biocon Limited (“Biocon”) for an exclusive strategic collaboration on the development and commercialization of generic versions of three insulin analog products. Under the terms of this collaboration, the Company will have the rights to develop and market a version of Glargine (the generic version of Sanofi’s Lantus®), Lispro (the generic version of Eli Lilly and Company’s Humalog®) and Aspart (the generic version of Novo Nordisk’s NovoLog®). The Company and Biocon will share development, capital and certain other costs to bring the products to market. Mylan will have exclusive commercialization rights in the U.S., Canada, Australia, New Zealand, the European Union and the European Free Trade Association countries through a profit-share arrangement with Biocon. The Company will also have co-exclusive commercialization rights with Biocon in certain other markets around the world. As part of the agreement, the Company made a licensing payment of $20 million to Biocon, which is included as a component of research and development expense for the six months ended June 30, 2013.
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
Agila Specialties
On February 27, 2013, the Company announced that it had signed definitive agreements (“the Agreements”) to acquire the Agila Specialties business (“Agila Specialties”), a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited for approximately $1.6 billion in cash plus contingent payments of up to $250 million subject to certain conditions. The Company has obtained $1 billion in committed financing, which together with internal sources, including available cash and existing lines of credit, is expected to be sufficient to finance the transaction. Upon completion of the acquisition, the Company will significantly expand and strengthen its injectable product portfolio and gain entry into new geographic markets, such as Brazil. The transaction is expected to close in the fourth quarter of 2013 and is subject to certain closing conditions and regulatory approvals.

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
The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2012	16,616,617	$19.54
Options granted	1,527,535	30.58
Options exercised	(2,233,680)	17.79
Options forfeited	(533,097)	22.34
Outstanding at June 30, 2013	15,377,375	$20.81
Vested and expected to vest at June 30, 2013	14,507,129	$20.66
Options exercisable at June 30, 2013	9,430,523	$18.67

As of June 30, 2013, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.68 years, 6.58 years and 5.52 years, respectively. Also at June 30, 2013, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $157.2 million, $150.6 million and $116.6 million, respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of June 30, 2013 and the changes during the six months ended June 30, 2013 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2012	2,498,316	$22.47
Granted	1,844,479	30.89
Released	(819,167)	21.82
Forfeited	(123,303)	25.54
Nonvested at June 30, 2013	3,400,325	$27.09

As of June 30, 2013, the Company had $84.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 1.80 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the six months ended June 30, 2013 and 2012 was $51.6 million and $34.9 million, respectively.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

6.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In thousands)	June 30, 2013	December 31, 2012
Inventories:
Raw materials	$526,050	$455,958
Work in process	264,409	268,191
Finished goods	846,914	801,093
	$1,637,373	$1,525,242

Property, plant and equipment:
Land and improvements	$76,210	$73,857
Buildings and improvements	668,726	665,058
Machinery and equipment	1,524,122	1,436,904
Construction in progress	283,333	308,192
	2,552,391	2,484,011
Less accumulated depreciation	1,120,936	1,086,795
	$1,431,455	$1,397,216

Other current liabilities:
Legal and professional accruals, including litigation accruals	$130,698	$122,083
Payroll and employee benefit plan accruals	216,539	266,650
Accrued sales allowances	205,571	202,891
Accrued interest	83,166	72,590
Fair value of financial instruments	59,816	29,051
Other	293,890	290,281
	$989,680	$983,546

The value of contingent consideration included in other long-term obligations in the Condensed Consolidated Balance Sheets is $383.0 million and $379.2 million at June 30, 2013 and December 31, 2012, respectively. Included in prepaid expenses and other current assets is $52.0 million and $1.5 million of restricted cash at June 30, 2013 and December 31, 2012, respectively.

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
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to certain anti-dilution provisions. In 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) with new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. Both the Old and New Warrants meet the definition of

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. The dilutive impact of the Old and New Warrants are included in the calculation of diluted earnings per share based upon the average market value of the Company’s common stock during the period as compared to the exercise price. For the three and six months ended June 30, 2013 and 2012, 0.7 million warrants and 0.2 million warrants, respectively, were included in the calculation of diluted earnings per share.
On February 27, 2013, the Board of Directors of the Company approved the repurchase of up to $500 million of the Company’s common stock in the open market and through privately-negotiated transactions. The repurchase program was completed during the first quarter of 2013 with approximately 16.3 million shares of common stock repurchased.
Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$177,689	$138,550	$284,571	$267,629
Shares (denominator):
Weighted average common shares outstanding	381,194	420,281	387,179	423,766
Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.47	$0.33	$0.73	$0.63

Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$177,689	$138,550	$284,571	$267,629
Shares (denominator):
Weighted average common shares outstanding	381,194	420,281	387,179	423,766
Stock-based awards and warrants	5,862	4,113	5,855	4,614
Total dilutive shares outstanding	387,056	424,394	393,034	428,380
Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.46	$0.33	$0.72	$0.62
Additional stock options and restricted stock awards were outstanding during the periods ended June 30, 2013 and 2012 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 2.9 million and 2.0 million shares for the three and six months ended June 30, 2013, respectively, and 8.2 million and 7.4 million shares for the three and six months ended June 30, 2012, respectively.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

8.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows:

(In thousands)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2012:
Goodwill	$3,194,148	$706,507	$3,900,655
Accumulated impairment losses	—	(385,000)	(385,000)
	3,194,148	321,507	3,515,655
Goodwill acquired (1)	10,781	—	10,781
Transfers (2)	(27,602)	27,602	—
Foreign currency translation	(166,893)	—	(166,893)
	$3,010,434	$349,109	$3,359,543
Balance at June 30, 2013:
Goodwill	$3,010,434	$734,109	$3,744,543
Accumulated impairment losses	—	(385,000)	(385,000)
	$3,010,434	$349,109	$3,359,543
____________

(1)	See Note 4.

(2)
As a result of the January 1, 2013 reorganization of certain components between the Generics and Specialty segments, the Company was required to reassign a portion of the carrying amount of goodwill to the Specialty segment.

Intangible assets consist of the following components at June 30, 2013 and December 31, 2012:

(In thousands)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2013
Amortized intangible assets:
Patents and technologies	20	$116,631	$89,656	$26,975
Product rights and licenses	10	3,317,541	1,833,904	1,483,637
Other (1)	8	108,077	60,176	47,901
		3,542,249	1,983,736	1,558,513
In-process research and development		413,633	—	413,633
		$3,955,882	$1,983,736	$1,972,146
December 31, 2012
Amortized intangible assets:
Patents and technologies	20	$116,631	$88,288	$28,343
Product rights and licenses	10	3,459,980	1,749,424	1,710,556
Other (1)	8	111,033	51,384	59,649
		3,687,644	1,889,096	1,798,548
In-process research and development		425,909	—	425,909
		$4,113,553	$1,889,096	$2,224,457
____________

(1)	Other intangible assets consist principally of customer lists and contracts.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the six months ended June 30, 2013 and 2012, was $176.3 million and $175.0 million, respectively. Amortization expense is expected to be approximately $166 million for the remainder of 2013 and $325 million, $302 million, $230 million and $186 million for the years ended December 31, 2014 through 2017, respectively, excluding the planned Agila Specialties acquisition.
Indefinite-lived intangible assets, such as the Company’s in-process research and development (“IPR&D”) assets, are tested at least annually for impairment, but may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested. During the six months ended June 30, 2013, the Company recognized IPR&D impairment charges of $5.1 million, which were recorded as a component of amortization expense.
During the six months ended June 30, 2013 and 2012, approximately $6.5 million and $33.0 million, respectively, were reclassified from acquired IPR&D to product rights and licenses.

9.	Financial Instruments and Risk Management
Mylan is exposed to certain financial risks relating to its ongoing business operations. The primary financial risks that are managed by using derivative instruments are foreign currency risk and interest rate risk.
Foreign Currency Risk Management
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
Interest Rate Risk Management
The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed- and floating-rate debt. These derivative instruments are measured at fair value and reported as current assets or current liabilities in the Condensed Consolidated Balance Sheets.
The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt or hedge part of the Company’s interest rate exposure associated with variability in future cash flows attributable to changes in interest rates. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the Condensed Consolidated Statements of Operations. In conjunction with the senior notes offering during the current quarter and the related repayment of the Company’s variable-rate U.S. Term Loans (see Note 10), the Company terminated all existing interest rate swaps that had previously fixed the interest rate on a portion of the Company’s variable-rate U.S. Term Loans. As a result, during the quarter ended June 30, 2013, approximately $0.8 million that had previously been classified in AOCE was recognized into other (expense) income, net, as the forecasted transaction was no longer probable of occurring. The total notional amount of the Company’s interest rate swaps on floating-rate debt was $850 million as of December 31, 2012. There were no interest rate swaps on floating-rate debt as of June 30, 2013. In addition, $750 million of floating-rate debt interest rate swaps that were extended through forward-starting swaps were terminated during the current quarter in the transaction described above.
In anticipation of issuing fixed-rate debt, the Company may use treasury rate locks or forward starting interest rate swaps that are designated as cash flow hedges. During the first quarter of 2013, the Company entered into a series of forward

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

starting swaps to hedge against changes in interest rates that could impact the Company’s expected future financing of the acquisition of Agila Specialties. These swaps are designated as cash flow hedges of expected future issuances of long-term bonds. The Company executed $1.07 billion of notional value swaps with an effective date in September 2013. The swaps have maturities ranging from five years to 30 years.
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
The Company’s interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company’s fixed-rate senior notes to a variable rate. These interest rate swaps designated as fair value hedges are measured at fair value and reported as assets or current liabilities in the Condensed Consolidated Balance Sheets. Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. During the quarter ended June 30, 2013, the Company entered into $500 million notional interest rate swaps that were designated as hedges of the Company’s 1.80% Senior Notes due 2016. The total notional amount of the Company’s interest rate swaps on fixed-rate debt was $1.00 billion and $500 million as of June 30, 2013 and December 31, 2012, respectively.
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
At June 30, 2013, the convertible note hedge had a total fair value of $779.7 million, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$82,688	Prepaid expenses and other current assets	$36,647
Interest rate swaps	Other assets	116,417	Other assets	—
Total		$199,105		$36,647

	Liability Derivatives
	June 30, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$2,580	Other current liabilities	$9,823
Foreign currency forward contracts	Other current liabilities	51,666	Other current liabilities	15,863
Total		$54,246		$25,686

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$5,515	Prepaid expenses and other current assets	$5,818
Purchased cash convertible note hedge	Other assets	779,700	Other assets	636,300
Total		$785,215		$642,118

	Liability Derivatives
	June 30, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$5,571	Other current liabilities	$3,365
Cash conversion feature of Cash Convertible Notes	Long-term debt	779,700	Long-term debt	636,300
Total		$785,271		$639,665

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2013	2012	2013	2012
Interest rate swaps	Interest expense	$(8,046)	$1,564	$(9,846)	$13,459
Total		$(8,046)	$1,564	$(9,846)	$13,459

	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedged Items
(In thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2013	2012	2013	2012
2016 Senior Notes	Interest expense	$2,580	$—	$2,580	$—
2018 Senior Notes (6.00% coupon)	Interest expense	8,811	1,751	14,120	(7,074)
Total		$11,391	$1,751	$16,700	$(7,074)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2013	2012	2013	2012
Foreign currency forward contracts	$(52,192)	$(35,453)	$(47,455)	$(23,992)
Interest rate swaps	110,278	(1,027)	114,986	(2,351)
Total	$58,086	$(36,480)	$67,531	$(26,343)

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands)		2013	2012	2013	2012
Foreign currency forward contracts	Net revenues	$(12,740)	$(13,041)	$(21,844)	$(18,295)
Interest rate swaps	Interest expense	(696)	(645)	(1,408)	(1,019)
Interest rate swaps	Other (expense) income, net	(818)	—	(818)	—
Total		$(14,254)	$(13,686)	$(24,070)	$(19,314)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands)		2013	2012	2013	2012
Foreign currency forward contracts	Other (expense) income, net	$19,108	$15,360	$27,216	$21,071
Total		$19,108	$15,360	$27,216	$21,071

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

At June 30, 2013, the Company expects that approximately $49.4 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In thousands)		2013	2012	2013	2012
Foreign currency forward contracts	Other (expense) income, net	$7,445	$(13,912)	$(3,786)	$(8,657)
Cash conversion feature of Cash Convertible Notes	Other (expense) income, net	(88,100)	85,500	(143,400)	33,900
Purchased cash convertible note hedge	Other (expense) income, net	88,100	(85,500)	143,400	(33,900)
Total		$7,445	$(13,912)	$(3,786)	$(8,657)
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$23,618	$—	$—	$23,618
Total cash equivalents	23,618	—	—	23,618
Trading securities:
Equity securities — exchange traded funds	14,618	—	—	14,618
Total trading securities	14,618	—	—	14,618
Available-for-sale fixed income investments:
U.S. Treasuries	—	11,299	—	11,299
Corporate bonds	—	9,237	—	9,237
Agency mortgage-backed securities	—	824	—	824
Other	—	2,742	—	2,742
Total available-for-sale fixed income investments	—	24,102	—	24,102
Available-for-sale equity securities:
Biosciences industry	71	—	—	71
Total available-for-sale equity securities	71	—	—	71
Foreign exchange derivative assets	—	5,515	—	5,515
Interest rate swap derivative assets	—	199,105	—	199,105
Purchased cash convertible note hedge	—	779,700	—	779,700
Total assets at recurring fair value measurement	$38,307	$1,008,422	$—	$1,046,729
Financial Liabilities
Foreign exchange derivative liabilities	$—	$57,237	$—	$57,237
Interest rate swap derivative liabilities	—	2,580	—	2,580
Cash conversion feature of Cash Convertible Notes	—	779,700	—	779,700
Contingent consideration	—	—	382,981	382,981
Total liabilities at recurring fair value measurement	$—	$839,517	$382,981	$1,222,498

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$135,209	$—	$—	$135,209
Total cash equivalents	135,209	—	—	135,209
Trading securities:
Equity securities — exchange traded funds	10,913	—	—	10,913
Total trading securities	10,913	—	—	10,913
Available-for-sale fixed income investments:
U.S. Treasuries	—	11,085	—	11,085
Corporate bonds	—	8,189	—	8,189
Agency mortgage-backed securities	—	1,050	—	1,050
Other	—	2,502	—	2,502
Total available-for-sale fixed income investments	—	22,826	—	22,826
Available-for-sale equity securities:
Biosciences industry	102	—	—	102
Total available-for-sale equity securities	102	—	—	102
Foreign exchange derivative assets	—	5,818	—	5,818
Interest rate swap derivative assets	—	36,647	—	36,647
Purchased cash convertible note hedge	—	636,300	—	636,300
Total assets at recurring fair value measurement	$146,224	$701,591	$—	$847,815
Financial Liabilities
Foreign exchange derivative liabilities	$—	$19,228	$—	$19,228
Interest rate swap derivative liabilities	—	9,823	—	9,823
Cash conversion feature of Cash Convertible Notes	—	636,300	—	636,300
Contingent consideration	—	—	379,197	379,197
Total liabilities at recurring fair value measurement	$—	$665,351	$379,197	$1,044,548

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

•
Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2013 that would reduce the receivable amount owed, if any, to the Company.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2013 that would reduce the receivable amount owed, if any, to the Company.

•
Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the six months ended June 30, 2013 that would reduce the receivable amount owed, if any, to the Company.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at June 30, 2013 and December 31, 2012, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 2.2% to 10.6% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three and six months ended June 30, 2013, accretion of $8.0 million and $15.7 million, respectively, was recorded in interest expense and a fair value adjustment to decrease the liability of approximately $10.0 million and $11.9 million, respectively, was recorded as a reduction to selling, general and administrative expense.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Debt
Senior Bridge Term Loan Commitment
In connection with the Company’s execution of an agreement to acquire Agila Specialties (“the Transaction”), in February 2013 the Company obtained a commitment letter from Morgan Stanley Senior Funding, Inc. for a new $1 billion senior unsecured bridge term loan in connection with the Transaction, which together with internal sources, including available cash and existing lines of credit, is expected to be sufficient to finance the Transaction. The bridge term loan is subject to the negotiation of mutually acceptable definitive documentation, which will include customary representations and warranties, affirmative and negative covenants and events of default. Additionally, the lenders’ obligation to provide the bridge term loan is subject to the satisfaction of specified conditions, including consummation of the Transaction in accordance with the terms of the Agreements, the accuracy of specified representations, the absence of specified defaults, the delivery of a certificate on behalf of the Company with respect to the solvency (on a consolidated basis) of the Company and its subsidiaries, taken as a whole, immediately after the consummation of the transactions contemplated by the Agreements, and other customary conditions.
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
The Receivables Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If the Company does not comply with these covenants, the Company’s ability to use the Receivables Facility may be suspended and repayment of any outstanding balances under the Receivables Facility may be required. At June 30, 2013 and December 31, 2012, the Company was in compliance with all covenants. As of June 30, 2013 and December 31, 2012, respectively, the Condensed Consolidated Balance Sheets include $555.6 million and $556.5 million of accounts receivable balances sold to Mylan Securitization LLC, a wholly owned bankruptcy remote subsidiary. Also included in the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively, are $235 million and

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

$180 million of short-term borrowings, which are recorded as a secured loan. The interest rate on borrowings under the Receivables Facility was approximately 0.96% at June 30, 2013.
Long-Term Debt
A summary of long-term debt is as follows:

(In thousands)	June 30, 2013	December 31, 2012
U.S. Term Loans	$—	$1,156,250
Revolving Facility	250,000	—
2016 Senior Notes	497,047	—
2017 Senior Notes	550,000	550,000
2018 Senior Notes (2.60% coupon)	648,646	—
2018 Senior Notes (6.00% coupon)	813,546	826,974
2020 Senior Notes	1,012,700	1,013,372
2023 Senior Notes	748,518	748,452
Cash Convertible Notes	1,291,595	1,136,768
Other	132	132
	5,812,184	5,431,948
Less: Current portion	14	94,752
Total long-term debt	$5,812,170	$5,337,196
Senior Credit Facilities
In June 2013, the Company entered into a credit agreement (the “Senior Credit Agreement”) with a syndicate of banks which contains a $1.50 billion revolving facility (the “Revolving Facility”) under which the Company may obtain extensions of credit, subject to the satisfaction of specified conditions, in U.S. dollars or alternative currencies, including Euros, Sterling, Yen, and such other currencies that are acceptable to each lender under the Revolving Facility and the Administrative Agent. The Revolving Facility includes a $150 million subfacility for the issuance of letters of credit and a $125 million subfacility for swingline borrowings. At June 30, 2013, the Company had $250 million outstanding under the Revolving Facility. The interest rate on the Revolving Facility at June 30, 2013 was 1.49%. Amounts drawn on the Revolving Facility become due and payable on June 27, 2018.
The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business existence and insurance, and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness and limitations on liens, mergers and certain other fundamental changes, investments and loans, transactions with affiliates, payments of dividends and other restricted payments, and changes in our lines of business. The Senior Credit Agreement contains a maximum consolidated leverage ratio financial covenant.
In June 2013, in connection with its entry into the Senior Credit Agreement, the Company terminated the credit agreement entered into in November 2011 (the “Prior Credit Agreement”). An amortization payment due in the first quarter of 2013 on the U.S. Term Loans was paid in March 2013, in the amount of $23.4 million. The remaining balance on the U.S. Term Loans of $1.13 billion was paid in June 2013, utilizing the proceeds from the June 2013 senior note offerings as described below.
Senior Notes
In June 2013, the Company issued $500 million aggregate principal amount of 1.80% Senior Notes due 2016 (“2016 Senior Notes”). These notes are Mylan’s senior unsecured obligations and were issued to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act in a private offering exempt from the registration requirements of the Securities Act. Interest on the 2016 Senior Notes accrues from

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

June 25, 2013 and is payable semiannually in arrears on December 24 and June 24 of each year, beginning on December 24, 2013. The 2016 Senior Notes will mature on June 24, 2016, subject to earlier repurchase or redemption in accordance with the terms of the indenture. The Company has entered into interest rate swaps that convert $500 million of 2016 Senior Notes principal debt to a variable rate, which was 1.45% at June 30, 2013. At June 30, 2013, the $497.0 million of 2016 Senior Notes debt is net of a $0.4 million discount and includes a fair value adjustment of $2.6 million associated with the interest rate swaps.

In June 2013, the Company issued $650 million aggregate principal amount of 2.60% Senior Notes due 2018 (“2018 - 2.6% Senior Notes”). These notes are Mylan’s senior unsecured obligations and were issued to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act in a private offering exempt from the registration requirements of the Securities Act. Interest on the 2018 - 2.6% Senior Notes accrues from June 25, 2013 and is payable semiannually in arrears on December 24 and June 24 of each year, beginning on December 24, 2013. The 2018 - 2.6% Senior Notes will mature on June 24, 2018, subject to earlier repurchase or redemption in accordance with the terms of the indenture. At June 30, 2013, the $648.6 million of debt associated with the 2018 - 2.6% Senior Notes includes a $1.4 million discount.

In June 2013 and in connection with the offering of the 2016 Senior Notes and the 2018 - 2.6% Senior Notes (collectively the “Notes”), the Company entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company will use commercially reasonable efforts (1) to file a registration statement with respect to an offer to exchange the 2016 Senior Notes and the 2018 - 2.6% Senior Notes (each, an “exchange offer”) for new notes with the same aggregate principal amount and terms substantially identical in all material respects and (2) to cause the exchange offer registration statement to be declared effective by the SEC under the Securities Act.

The Company may redeem some or all of the 2016 Senior Notes and 2018 - 2.6% Senior Notes at any time prior to maturity at a price equal to the greater of 100% of the principal amount of notes being redeemed or the sum of the present values of the remaining scheduled payments of principal and interest on the notes being redeemed discounted to the redemption date on a semi-annual basis at the treasury rate plus 20 basis points in the case of the 2016 Senior Notes or 30 basis points in the case of the 2018 - 2.6% Senior Notes, plus in each case accrued and unpaid interest on the notes being redeemed accrued to the redemption date.
In June 2013, the Company announced its intention to redeem all of its outstanding 7.625% Senior Notes due 2017 (“2017 Senior Notes”) pursuant to their terms. On July 18, 2013, the Company redeemed the 2017 Senior Notes for a total of $608.8 million, including a $58.8 million redemption premium. The Company will record a pre-tax charge of approximately $64 million during the third quarter of 2013 related to the redemption of the 2017 Senior Notes, comprised of the redemption premium and the write-off of deferred financing fees. The redemption of the 2017 Senior Notes was funded through borrowings under the Revolving Facility and, as such, the amount outstanding at June 30, 2013 is classified as non-current in the Condensed Consolidated Balance Sheets.
The Company has entered into interest rate swaps that convert $500 million of 6.0% Senior Notes due 2018 (“2018 - 6.0% Senior Notes”) principal debt to a variable rate. The variable rate was 3.23% at June 30, 2013. At June 30, 2013, the $813.5 million of 2018 - 6.0% Senior Notes debt is net of a $9.0 million discount and includes a fair value adjustment of $22.5 million associated with the interest rate swaps. At December 31, 2012, the $827.0 million of 2018 - 6.0% Senior Notes debt is net of a $9.7 million discount and includes a fair value adjustment of $36.6 million.
At June 30, 2013 and December 31, 2012, the $1.01 billion of 2020 Senior Notes debt includes a premium of $12.7 million and $13.4 million, respectively.
At June 30, 2013 and December 31, 2012, the $748.5 million of 2023 Senior Notes includes a $1.5 million discount.
Cash Convertible Notes
At June 30, 2013, the $1.29 billion outstanding consists of $511.9 million of Cash Convertible Notes debt ($574 million face amount, net of a $62.1 million discount) and the bifurcated conversion feature with a fair value of $779.7 million recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheets at June 30, 2013. The Cash Convertible Notes will mature on September 15, 2015, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by the market price of the Company’s common stock, specified distributions to common shareholders, a fundamental change, and certain time periods specified in the purchase agreement.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $779.7 million within other assets in the Condensed Consolidated Balance Sheets at June 30, 2013. At December 31, 2012, the $1.14 billion outstanding consists of $500.5 million of debt ($575 million face amount, net of a $74.5 million discount) and the bifurcated conversion feature with a fair value of $636.3 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheets. The purchased call options are assets recorded at their fair value of $636.3 million within other assets in the Condensed Consolidated Balance Sheets at December 31, 2012.
As of June 30, 2013, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the June 30, 2013 period, was more than 130% of the applicable conversion reference price of $13.32 at June 30, 2013, the $574 million of Cash Convertible Notes was currently convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
Fair Value
At June 30, 2013 and December 31, 2012, the fair value of the Senior Notes was approximately $4.47 billion and $3.43 billion, respectively. At June 30, 2013 and December 31, 2012, the fair value of the Cash Convertible Notes was approximately $1.36 billion and $1.22 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules for similar debt issues, the fair values of the U.S. Term Loans and Revolving Facility, determined based on Level 2 inputs, approximate their carrying values at June 30, 2013 and December 31, 2012.
Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at June 30, 2013 are as follows for each of the periods ending December 31:

(In thousands)	Cash Convertible Notes	2016 Senior Notes	2017 Senior Notes (1)	2018 - 6.0% Senior Notes	2018 - 2.6% Senior Notes	2020 Senior Notes	2023 Senior Notes	Revolving Facility	Total
2013	$14	$—	$550,000	$—	$—	$—	$—	$—	$550,014
2014	—	—	—	—	—	—	—	—	—
2015	573,970	—	—	—	—	—	—	—	573,970
2016	—	500,000	—	—	—	—	—	—	500,000
2017	—	—	—	—	—	—	—	—	—
Thereafter	—	—	—	800,000	650,000	1,000,000	750,000	250,000	3,450,000
Total	$573,984	$500,000	$550,000	$800,000	$650,000	$1,000,000	$750,000	$250,000	$5,073,984
____________

(1)
The redemption of the 2017 Senior Notes on July 18, 2013 was funded through borrowings under the Revolving Facility and, as such, the amount outstanding at June 30, 2013 is classified as non-current in the Condensed Consolidated Balance Sheets.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

11.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In thousands)	June 30, 2013	December 31, 2012
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$398	$1,033
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(11,071)	(13,890)
Net unrecognized gains (losses) on derivatives, net of tax	60,780	(30,820)
Foreign currency translation adjustment	(404,823)	(42,821)
	$(354,716)	$(86,498)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss consist of the following, for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In thousands)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at March 31, 2013, net of tax			$(12,272)	$843	$(13,717)	$(183,256)	$(208,402)
Other comprehensive earnings (loss) before reclassifications, before tax			108,439	(675)	3,699	(221,567)	(110,104)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain (loss) on foreign exchange forward contracts classified as cash flow hedges, included in net revenues	(12,740)		(12,740)				(12,740)
Gain (loss) on interest rate swaps classified as cash flow hedges, included in interest expense		(696)	(696)				(696)
Gain (loss) on interest rate swaps classified as cash flow hedges, included in other (expense) income, net		(818)	(818)				(818)
Realized gain (loss) on sale of marketable securities, included in other (expense) income, net				9			9
Amortization of prior service costs included in selling, general and administrative expenses					(168)		(168)
Amortization of actuarial gain (loss) included in selling, general and administrative expenses					(313)		(313)
Amounts reclassified from accumulated other comprehensive loss, before tax			(14,254)	9	(481)	—	(14,726)
Net other comprehensive earnings (loss), before tax			122,693	(684)	4,180	(221,567)	(95,378)
Income tax related to items of other comprehensive loss			(49,641)	239	(1,534)	—	(50,936)
Balance at June 30, 2013, net of tax			$60,780	$398	$(11,071)	$(404,823)	$(354,716)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In thousands)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2012, net of tax			$(30,820)	$1,033	$(13,890)	$(42,821)	$(86,498)
Other comprehensive earnings (loss) before reclassifications, before tax			124,421	(942)	3,699	(362,002)	(234,824)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain (loss) on foreign exchange forward contracts classified as cash flow hedges, included in net revenues	(21,844)		(21,844)				(21,844)
Gain (loss) on interest rate swaps classified as cash flow hedges, included in interest expense		(1,408)	(1,408)				(1,408)
Gain (loss) on interest rate swaps classified as cash flow hedges, included in other (expense) income, net		(818)	(818)				(818)
Realized gain (loss) on sale of marketable securities, included in other (expense) income, net				34			34
Amortization of prior service costs included in selling, general and administrative expenses					(168)		(168)
Amortization of actuarial gain (loss) included in selling, general and administrative expenses					(590)		(590)
Amounts reclassified from accumulated other comprehensive loss, before tax			(24,070)	34	(758)	—	(24,794)
Net other comprehensive earnings (loss), before tax			148,491	(976)	4,457	(362,002)	(210,030)
Income tax related to items of other comprehensive loss			(56,891)	341	(1,638)	—	(58,188)
Balance at June 30, 2013, net of tax			$60,780	$398	$(11,071)	$(404,823)	$(354,716)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2012:

	Three Months	Six Months
	Ended	Ended
(In thousands)	June 30, 2012	June 30, 2012
Defined benefit plans:
Unrecognized gain (loss) and prior service cost arising during the period	$—	$—
Less: Amortization of actuarial gain included in net earnings	9	19
Net change in unrecognized losses and prior service cost related to defined benefit plans	$(9)	$(19)

Derivatives in cash flow hedging relationships:
Amount of loss recognized in AOCE on derivatives (effective portion)	$(48,492)	$(31,474)
Less: Reclassification of loss from AOCE into earnings (effective portion)	(13,686)	(19,314)
Net unrecognized loss on derivatives	$(34,806)	$(12,160)

Net unrealized gain (loss) on marketable securities:
Unrealized gain (loss) on marketable securities	$92	$(51)
Less: Reclassification for gain included in net earnings	4	29
Net unrealized gain (loss) on marketable securities	$88	$(80)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

12.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the six months ended June 30, 2013 and 2012 is as follows:

(In thousands)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2012	$3,340,718	$15,110	$3,355,828
Net earnings	284,571	1,589	286,160
Other comprehensive loss, net of tax	(268,218)	—	(268,218)
Common stock share repurchase	(500,000)	—	(500,000)
Stock option activity	38,659	—	38,659
Stock compensation expense	23,330	—	23,330
Issuance of restricted stock, net of shares withheld	(7,654)	—	(7,654)
Tax benefit of stock option plans	17,175	—	17,175
Other	—	36	36
June 30, 2013	$2,928,581	$16,735	$2,945,316

December 31, 2011	$3,491,775	$13,007	$3,504,782
Net earnings	267,629	1,013	268,642
Other comprehensive loss, net of tax	(125,035)	—	(125,035)
Common stock share repurchase	(499,953)	—	(499,953)
Stock option activity	27,676	—	27,676
Stock compensation expense	22,435	—	22,435
Issuance of restricted stock, net of shares withheld	(4,991)	—	(4,991)
Purchase of subsidiary shares from noncontrolling interest	(9)	(25)	(34)
Tax benefit of stock option plans	5,662	—	5,662
Other	—	16	16
June 30, 2012	$3,185,189	$14,011	$3,199,200

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

13.	Segment Information
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

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended June 30, 2013
Total revenues
Third party	$1,458,214	$243,487	$—	$1,701,701
Intersegment	1,824	5,904	(7,728)	—
Total	$1,460,038	$249,391	$(7,728)	$1,701,701

Segment profitability	$412,230	$107,761	$(211,372)	$308,619

Six Months Ended June 30, 2013
Total revenues
Third party	$2,871,031	$462,160	$—	$3,333,191
Intersegment	2,453	13,832	(16,285)	—
Total	$2,873,484	$475,992	$(16,285)	$3,333,191

Segment profitability	$804,290	$197,568	$(479,392)	$522,466

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended June 30, 2012
Total revenues
Third party	$1,481,120	$206,695	$—	$1,687,815
Intersegment	388	9,093	(9,481)	—
Total	$1,481,508	$215,788	$(9,481)	$1,687,815

Segment profitability	$407,865	$68,682	$(215,076)	$261,471

Six Months Ended June 30, 2012
Total revenues
Third party	$2,893,596	$377,874	$—	$3,271,470
Intersegment	743	23,672	(24,415)	—
Total	$2,894,339	$401,546	$(24,415)	$3,271,470

Segment profitability	$819,529	$129,140	$(436,660)	$512,009
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

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, MII and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and MII were added as parties in February 2001. The claims against Mylan, MPI, MII and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and MII in the various pending pricing litigations. In addition, Mylan has reached settlements of the Alabama, Alaska, California (including the “federal share”), Florida, Hawaii, Idaho, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, New York state and county, Oklahoma, South Carolina, and Utah state actions. The Company has also reached an agreement in principle to settle the Missouri action, which is contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and is vigorously defending

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

itself in those actions. The Company had accrued approximately $50.0 million at December 31, 2012. As there were no settlement payments and no additional accruals during the six months ended June 30, 2013, the Company has a remaining accrual of approximately $50.0 million at June 30, 2013. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

Dey L.P. (now known as Mylan Specialty L.P. and hereafter “Mylan Specialty”), a wholly owned subsidiary of the Company, was named as a defendant in several class actions brought by consumers and third-party payors. Mylan Specialty has reached a settlement of these class actions, which has been approved by the court and all claims have been dismissed. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Mylan Specialty in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Mylan Specialty was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Mylan Specialty completed a settlement of this action in December 2010. These cases all have generally alleged that Mylan Specialty falsely reported certain price information concerning certain drugs marketed by Mylan Specialty, that Mylan Specialty caused false claims to be made to Medicaid and to Medicare, and that Mylan Specialty caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At June 30, 2013, the Company has accrued approximately $66.4 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic Modafinil product. These actions allege violations of federal antitrust and state laws in connection with the defendants’ settlement of patent litigation relating to Modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Fact discovery closed on February 11, 2011. No date has been set for briefing on dispositive motions. Mylan is defending each of these actions vigorously. The case had been suspended in light of petitions for writ of certiorari that were filed before the U.S. Supreme Court in In RE: K-Dur Antitrust Litigation and FTC v. Watson Pharms Inc., et al. (Androgel Litigation). On June 17, 2013, the Supreme Court issued its decision in the Androgel Litigation. The case will now proceed in the district court.

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

Minocycline
On May 1, 2012, the FTC issued a civil investigative demand to Mylan pertaining to an investigation being conducted to determine whether Medicis Pharmaceutical Corporation, Mylan, and/or other generic companies engaged in unfair methods of competition with regard to Medicis’ branded Solodyn products and generic Solodyn products, as well as the 2010 settlement

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

of Medicis’ patent infringement claims against Mylan and Matrix Laboratories Ltd. (now known as Mylan Laboratories Ltd.). Mylan is cooperating with the FTC and has responded to requests for information.

In July 2013, Mylan and Mylan Laboratories Ltd., along with eight other parties, were named as defendants in separate complaints filed by United Food and Commercial Workers Local 1776 & Participating Employers Health and Welfare Fund and Rochester Drug Co‑Operative, Inc. in the U.S. District Court for the Eastern District of Pennsylvania. The plaintiffs purport to represent direct and indirect purchasers of the drug Solodyn, and assert violations of federal and state laws, including allegations in connection with separate settlements by Medicis with each of the other defendants of patent litigation relating to generic Solodyn.

EPIPEN® Auto-Injector Advertising Inquiries
During 2012, the Massachusetts Attorney General’s office and the Oregon Department of Justice issued civil investigation demands to Mylan Specialty, regarding the marketing and sale of EPIPEN® and EPIPEN Jr Auto-Injectors in both states, seeking information about an EPIPEN® Auto-Injector television commercial. Mylan is cooperating with both requests and has responded to the requests for information.

EU Commission Proceedings
On or around July 8, 2009, the European Commission (the “EU Commission” or the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Ltd. (formerly known as Matrix Laboratories Ltd.), and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the European Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Ltd., Mylan Inc., Niche Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V., and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Ltd. have filed responses to the Statement of Objections and are vigorously defending themselves against allegations contained therein.

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

On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. A Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy on July 25, 2012. Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. On June 19, 2013, the European Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated EU competition rules and requiring Generics [U.K.] Limited to pay approximately EUR 7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited intends to appeal the European Commission’s decision. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the EUR 7.8 million issued against Merck KGaA and Generics [U.K.] Limited jointly and severally. During the three months ended June 30, 2013, the Company accrued approximately $10.3 million related to this matter. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

U.K. Office of Fair Trading
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. Generics [U.K.] Limited has produced documents and information in connection with this inquiry and is continuing to cooperate with the investigation. On April 19,

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

2013, a Statement of Objections was issued to GlaxoSmithKline, Generics [U.K.] Limited, Alpharma and Ivax LLC. Generics [U.K.] Limited is preparing its response and intends to defend itself against the allegations contained therein.

South African Competition Commission
Mylan's South African affiliate received a summons and a request for appearance and information, dated February 22, 2013, regarding a supply agreement between Aspen Pharmacare Holdings (Pty) Ltd. and Mylan Laboratories Ltd. pertaining to a fixed dose combination antiretroviral product. The summons was issued in respect of two complaints in connection with this Agreement. An amended complaint and Initiation Statement were received on June 21, 2013. Mylan is cooperating in this investigation. The complaint has not been referred to the Competition Tribunal.

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its fentanyl transdermal system, phenytoin, propoxyphene, alendronate and Amnesteem®. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $21.6 million at December 31, 2012. During the six months ended June 30, 2013, the Company accrued approximately $3.8 million and paid approximately $0.9 million, resulting in an accrual of approximately $24.4 million at June 30, 2013. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

Intellectual Property
On April 16, 2012, the Federal Circuit reversed and vacated a judgment of invalidity by the United States District Court for the District of Delaware in a patent infringement lawsuit by Eurand, Inc. (now known as Aptalis Pharmatech, Inc.), Cephalon, Inc., and Anesta AG against Mylan Inc. and MPI in relation to MPI’s abbreviated new drug application for extended-release cyclobenzaprine hydrochloride. On May 12, 2011, the District Court found, after trial, the patents-in-suit invalid as obvious. On May 13, 2011, MPI launched its cyclobenzaprine hydrochloride extended-release capsules. Plaintiffs appealed the District Court’s finding of obviousness to the Federal Circuit, and on May 24, 2011, the District Court issued an injunction order enjoining Mylan from selling any additional cyclobenzaprine products pending the Federal Circuit’s decision. Plaintiffs were required to post a $10 million bond. Mylan appealed the District Court’s injunction and filed a motion to stay the injunction pending resolution of the appeal. On May 25, 2011, the Federal Circuit temporarily stayed the injunction pending full briefing on Mylan’s motion to stay. On July 7, 2011, the Federal Circuit reinstated the injunction preventing further sales pending a decision on the appeal. On April 16, 2012, the Federal Circuit reversed and vacated the District Court’s invalidity judgment and dismissed without prejudice Mylan’s appeal of the injunction. The Company filed a petition for rehearing en banc and on July 25, 2012, the petition was denied. The Company filed a petition for certiorari to the United States Supreme Court on October 23, 2012 and on January 14, 2013, the petition was denied. The case was remanded to the District Court for consideration of the issue of damages. On April 4, 2013, the District Court ordered that the effective date of approval of Mylan’s Abbreviated New Drug Application shall not be earlier than the later to expire of the patents-in-suit, unless otherwise ordered by the Court, and enjoined Mylan from manufacturing, using, offering to sell, selling, or importing it products until after the later of the expiration dates of the patents-in-suit, unless otherwise ordered by the Court. The trial on the issue of damages is scheduled to commence on September 2, 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company”, “Mylan”, “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on May 28, 2013, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three and six months ended June 30, 2013 and the interim cash flows for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
Executive Overview
Mylan ranks among the leading generic and specialty pharmaceutical companies in the world, offering one of the industry’s broadest and highest quality product portfolios, a robust pipeline and a global commercial footprint that spans approximately 140 countries and territories. With a workforce of more than 20,000 employees and external contractors, Mylan has attained leading positions in key international markets through its wide array of dosage forms and delivery systems, significant manufacturing capacity, global scale and commitment to customer service. Through its Indian subsidiary, Mylan Laboratories Ltd. (formerly known as Matrix Laboratories Ltd.), Mylan operates one of the world’s largest active pharmaceutical ingredient (“API”) manufacturers with respect to the number of drug master files filed with regulatory agencies. This capability makes Mylan one of only two global generics companies with a comprehensive, vertically integrated supply chain.
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
Recent Developments
Senior Credit Agreement Refinancing and Senior Notes Issuance
In June 2013, the Company entered into a new credit agreement (the “Senior Credit Agreement”) with a syndication of banks which contains a $1.50 billion revolving credit facility (the “Revolving Facility”). Also in June 2013, we issued Senior Notes due 2016 and due 2018 with an aggregate principal amount of $1.15 billion. The proceeds from the senior notes issuance and borrowings under the Revolving Facility were used to repay the outstanding U.S. Term Loan under the 2011 Amended and Restated Credit Agreement, to redeem the outstanding 2017 Senior Notes and to pay the related fees and expenses of the foregoing transactions.

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
Share Repurchase Programs
On February 27, 2013, the Board of Directors of the Company approved the repurchase of up to $500 million of the Company’s common stock in the open market and through privately-negotiated transactions. The repurchase program was completed during the first quarter of 2013 with approximately 16.3 million shares of common stock repurchased.
Financial Summary
For the three months ended June 30, 2013, Mylan reported total revenues of $1.70 billion, compared to $1.69 billion for the three months ended June 30, 2012. This represents an increase in revenues of $13.9 million, or 0.8%. Consolidated gross profit for the current quarter was $742.4 million, compared to $702.6 million in the comparable prior year period, an increase of $39.7 million, or 5.7%. For the current quarter, earnings from operations were $308.6 million, compared to $261.5 million for the three months ended June 30, 2012, an increase of $47.1 million, or 18.0%.
The net earnings attributable to Mylan Inc. common shareholders increased $39.1 million, or 28.2%, to $177.7 million for the three months ended June 30, 2013, compared to $138.6 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. common shareholders increased from $0.33 to $0.46 for the three months ended June 30, 2013 compared to the prior year comparable period.
For the six months ended June 30, 2013, the Company reported total revenues of $3.33 billion, compared to $3.27 billion for the six months ended June 30, 2012. This represents an increase in revenues of $61.7 million, or 1.9%. Consolidated gross profit for the six months ended June 30, 2013 was $1.44 billion, compared to $1.37 billion in the comparable prior year period, an increase of $63.0 million, or 4.6%. For the six months ended June 30, 2013, earnings from operations were $522.5 million, compared to $512.0 million for the six months ended June 30, 2012, an increase of $10.5 million, or 2.0%.
The net earnings attributable to Mylan Inc. common shareholders increased $16.9 million, or 6.3%, to $284.6 million for the six months ended June 30, 2013, compared to $267.6 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. common shareholders increased from $0.62 to $0.72 for the six months ended June 30, 2013 compared to the prior year comparable period. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”
Results of Operations
Three Months Ended June 30, 2013, Compared to Three Months Ended June 30, 2012
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $1.70 billion, compared to $1.69 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.69 billion, compared to $1.68 billion for the comparable prior year period, representing an increase of $9.4 million, or 0.6%. Other third party revenues for the current quarter were $14.4 million, compared to $9.8 million in the comparable prior year period, an increase of $4.5 million.

Mylan’s current quarter revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India and Japan. The unfavorable impact of foreign currency translation on current quarter total revenues was approximately $20 million, or 1%. Translating total revenues for the current quarter at prior year comparative period exchange rates would have resulted in year-over-year growth of approximately $34 million, or 2%. New product launches totaled approximately $131 million. On a constant currency basis, revenues from existing products decreased approximately $101 million as a result of a decline in pricing. The declines in volume within Generics were almost fully offset by increases within Specialty; however, pricing declines within Generics were only partially mitigated by increases within Specialty.
Cost of sales for the three months ended June 30, 2013 was $959.3 million, compared to $985.2 million in the comparable prior year period. Cost of sales for the current quarter is impacted by the amortization of acquired intangible assets and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $91.8 million in the current quarter. Prior year cost of sales included similar purchase accounting and restructuring and other special items in the amount of $116.7 million. The decrease in current year purchase accounting and restructuring and other special items is principally the result of the costs incurred in the prior year as a result of the ratification of a new collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO (the “Union”), which agreement governs certain employees at our Morgantown, WV manufacturing site. Excluding these amounts, cost of sales in the current quarter decreased slightly to $867.5 million from $868.5 million.
Gross profit for the three months ended June 30, 2013 was $742.4 million, and gross margins were 43.6%. For the three months ended June 30, 2012, gross profit was $702.6 million, and gross margins were 41.6%. Excluding the purchase accounting and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 49% in both the three months ended June 30, 2013 and 2012. Gross margins were positively impacted in the current quarter as a result of the increase in sales of the EPIPEN® Auto-Injector by approximately 70 basis points and were positively impacted by increased margins on new products by approximately 145 basis points. These increases were partially offset by the impact of unfavorable pricing on existing products in all regions within our Generics segment.
From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 31% of total revenues in the three months ended June 30, 2013.
Generics Segment
For the current quarter, Generics third party net revenues were $1.45 billion, compared to $1.47 billion in the comparable prior year period, a decrease of $20.9 million, or 1.4%. Foreign currency had an unfavorable impact on third party net revenues for the current quarter. When translated at prior year foreign currency exchange rates, Generics third party net revenues for the current quarter were unchanged when compared to the prior year period. Generics sales are derived primarily in or from North America, Europe, the Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan and New Zealand (collectively, “Asia Pacific”).
Third party net revenues from North America were $717.6 million for the current quarter, compared to $837.3 million for the comparable prior year period, representing a decrease of $119.7 million, or 14.3%. The decrease in current quarter third party net revenues was due to a greater amount of revenue from new product launches in the prior year ($240 million) as compared to the current year ($91 million). This reduction was principally due to the launch of Escitalopram in the first quarter of 2012, our most significant product launch with shared exclusivity in the prior year. Excluding the impact of Escitalopram in both periods, third party net revenues in North America were essentially flat on a year-over-year basis.
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
Third party net revenues from EMEA were $375.5 million for the three months ended June 30, 2013, compared to $326.6 million for the comparable prior year period, an increase of $48.8 million, or 14.9%. Translating current quarter third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year increase in third party net revenues of approximately $44 million, or 13%. This increase was primarily the result of a double-

digit increase in revenues in France as a result of new product revenue and favorable volume. Partially offsetting these increases was unfavorable pricing in a number of European markets in which Mylan operates, as a result of government-imposed pricing reductions and competitive market conditions.
Local currency revenues from Mylan’s business in France increased as compared to the prior year as a result of the impact of favorable volumes on new and existing products, partially offset by lower pricing due to government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in the second quarter of 2013, and we remain the market leader.
In the United Kingdom, local currency third party net revenues increased as compared to the prior year as a result of the impact of favorable pricing on existing products and new product introductions. Local currency third party net revenues in Italy also increased as compared to the prior year due to favorable volume on existing products.
In addition to France and Italy, certain other markets in which we do business, including Portugal, have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets, which appear to favor generic products, could help to offset some of this unfavorable effect by potentially increasing rates of generic substitution and penetration.
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
In Asia Pacific, third party net revenues were $357.4 million for the three months ended June 30, 2013, compared to $307.5 million for the comparable prior year period, an increase of $49.9 million, or 16.2%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, net third party revenues would have increased by approximately $75 million, or 24%. This increase is primarily driven by higher third party sales by our operations in India, in particular, strong growth in the anti-retroviral (“ARV”) franchise.
The increase in third party net revenues by our operations in India is due to significant growth, excluding the effect of foreign currency, in sales of ARV products used in the treatment of HIV/AIDS, both finished dosage form (“FDF”) generic products and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were approximately $68 million in both the three months ended June 30, 2013 and 2012. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.
In Japan, third party net revenues, excluding the effect of foreign currency, increased due to increased volumes and new product introductions. In Australia, local currency third party net revenues were slightly lower than the prior year as a result of significant government-imposed pricing reform, partially offset by new product sales. As in EMEA, Australia has undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the current quarter, Specialty reported third party net revenues of $236.9 million, an increase of $30.3 million, or 14.7%, from $206.6 million for the comparable prior year period. The increase was the result of higher sales of the EPIPEN® Auto-Injector, which is used in the treatment of severe allergic reactions (anaphylaxis), as a result of favorable pricing and increased volume. The EPIPEN® Auto-Injector is the number one prescribed epinephrine auto-injector.
Operating Expenses
Research & Development Expense
Research and development expense (“R&D”) for the three months ended June 30, 2013 was $111.4 million, compared to $94.4 million in the comparable prior year period, an increase of $17.1 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs, as well as the timing of internal and external product development projects.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $315.4 million, compared to $359.0 million for the comparable prior year period, a decrease of $43.6 million. Factors contributing to the decrease in SG&A include a fair value adjustment to reduce the contingent consideration liability by approximately $10.0 million. In the comparable prior year period, the Company recorded a fair value adjustment to increase the contingent consideration liability by approximately $8.3 million, resulting in a net year over year decrease of $18.3 million to SG&A. The Company also incurred lower sales and marketing costs in Japan of approximately $11.0 million as compared to the prior year as a result of the collaboration with Pfizer Japan. Under the collaboration, Pfizer Japan is responsible for commercialization of the combined generics portfolio and managing the marketing and sales effort.
Litigation Settlements, net
During the three months ended June 30, 2013, the Company recorded a $6.9 million charge, net, for litigation settlements principally related to a $10.3 million charge related to a European Commission matter, partially offset by litigation recoveries related to a patent infringement matter.
Interest Expense
Interest expense for the three months ended June 30, 2013 totaled $81.8 million, compared to $75.7 million for the three months ended June 30, 2012. The increase is primarily due to higher average borrowings as compared to the prior year period. Included in interest expense is the amortization of the discounts on our convertible debt instruments and senior notes, net of amortization of the premium on our 2020 Senior Notes, which totals $6.3 million for the current quarter and $5.8 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liability related to certain acquisitions. The amount of accretion included in the current quarter is $8.0 million compared to $7.5 million in the comparable prior year period.
Other (Expense) Income, Net
Other (expense) income, net, was expense of $7.2 million in the current quarter, compared to income of $4.2 million in the comparable prior year period. Other (expense) income, net, for the current quarter includes charges of approximately $8.7 million related to the Senior Credit Agreement refinancing transaction, primarily the write-off of deferred financing costs and interest rate swap termination fees. Other (expense) income, net, also includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income.
Six Months Ended June 30, 2013, Compared to Six Months Ended June 30, 2012
Total Revenues and Gross Profit
For the six months ended June 30, 2013, Mylan reported total revenues of $3.33 billion, compared to $3.27 billion in the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the six months ended June 30, 2013 were $3.31 billion, compared to $3.25 billion for the comparable prior year period, representing an increase of $55.7 million, or 1.7%. Other third party revenues for the six months ended June 30, 2013 were $26.4 million, compared to $20.4 million in the comparable prior year period, an increase of $6.0 million.
Mylan’s revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India and Japan. The unfavorable impact of foreign currency translation on total revenues was approximately $45 million, or 1%. Translating total revenues at prior year comparative period exchange rates would have resulted in year-over-year growth of approximately $106 million, or 3%. New product launches totaled approximately $231.0 million. On a constant currency basis, revenues from existing products decreased approximately $131 million, which included a decline in pricing of approximately $117 million and a decline in volume of approximately $14 million. The declines in price and volume within Generics were partially offset by increases within Specialty.
Cost of sales for the six months ended June 30, 2013 and 2012 was $1.90 billion. Cost of sales for the current period is impacted by the amortization of acquired intangible assets and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $195.2 million, which includes an in-process research and development (“IPR&D”) asset impairment charge of $5.1 million. Prior year cost of sales included similar purchase accounting and restructuring and other special items in the amount of $206.4 million. The decrease in current year purchase accounting and restructuring and other special items is principally the result of costs incurred in the prior year due to the ratification of a new Union collective bargaining agreement. Excluding these amounts, cost of sales slightly increased to $1.70 billion from $1.69 billion, corresponding to the increase in sales.
Gross profit for the six months ended June 30, 2013 was $1.44 billion, and gross margins were 43.1%. For the six months ended June 30, 2012, gross profit was $1.37 billion, and gross margins were 42.0%. Excluding the purchase accounting and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 49% in the six months ended June 30, 2013 and 48% in the six months ended June 30, 2012. This increase in gross margin was the result of new product introductions, which increased gross margins by approximately 130 basis points, and favorable pricing on the EPIPEN® Auto-Injector in our Specialty segment, the impact of which was approximately 65 basis points. These increases were partially offset by lower gross margins on existing products, principally as a result of unfavorable pricing in Generics.
From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 29% of total revenues in the six months ended June 30, 2013.
Generics Segment
For the six months ended June 30, 2013, Generics third party net revenues were $2.86 billion, compared to $2.87 billion in the comparable prior year period, a decrease of $15.2 million, or 0.5%. Translating Generics third party net revenues for the current period at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $29 million, or 1%.
Third party net revenues from North America were $1.45 billion for the six months ended June 30, 2013, compared to $1.61 billion for the comparable prior year period, representing a decrease of $154.6 million, or 9.6%. The decrease in current period third party net revenues was due to a greater amount of revenue from new product launches in the prior year ($430 million) as compared to the current year ($177 million). This reduction was principally due to the launch of Escitalopram in the first quarter of 2012, our most significant product launch with shared exclusivity in the prior year. Excluding the impact of Escitalopram in both periods, third party net revenues in North America would have experienced high single-digit growth.
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
Third party net revenues from EMEA were $745.3 million for the six months ended June 30, 2013, compared to $662.3 million for the comparable prior year period, an increase of $83.1 million, or 12.5%. Translating current period third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year increase in third party net revenues of approximately $78 million, or 12%. This increase was primarily the result of a double-digit increase in revenues in France as a result of new product revenue and favorable volume. Partially offsetting these increases was unfavorable pricing in a number of European markets in which Mylan operates, as a result of government imposed pricing reductions and competitive market conditions.
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

In addition to France and Italy, certain other markets in which we do business, including Portugal, have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets, which appear to favor generic products, could help to offset some of this unfavorable effect by potentially increasing rates of generic substitution and penetration.
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
In Asia Pacific, third party net revenues were $662.5 million for the six months ended June 30, 2013, compared to $606.1 million for the comparable prior year period, an increase of $56.3 million, or 9.3%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, net third party revenues would have increased by approximately $105 million, or 17%. This increase is primarily driven by higher third party sales by our operations in India, in particular, strong growth in the ARV franchise.
The increase in third party net revenues by our operations in India is due to significant growth, excluding the effect of foreign currency, in sales of ARV products used in the treatment of HIV/AIDS, both FDF generic products and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $149.0 million for the six months ended June 30, 2013, compared to $133.0 million in the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.
In Japan, third party net revenues, excluding the effect of foreign currency, increased due to higher volumes and new product introductions. In Australia, local currency third party net revenues were slightly lower than the prior year as a result of significant government-imposed pricing reform, partially offset by new product sales. As in EMEA, both Australia and Japan have undergone government-imposed price reductions, which have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the six months ended June 30, 2013, Specialty reported third party net revenues of $448.5 million, an increase of $70.8 million, or 18.8%, from the comparable prior year period of $377.6 million. The increase was the result of higher sales of the EPIPEN® Auto-Injector as a result of favorable pricing and increased volume. In addition, Perforomist® Inhalation Solution sales increased by double digits from the comparable prior year period as a result of favorable pricing.
Operating Expenses
Research & Development Expense
R&D for the six months ended June 30, 2013 was $237.9 million, compared to $175.3 million in the comparable prior year period, an increase of $62.6 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs, as well as the timing of internal and external product development projects. In addition, during the six months ended June 30, 2013, licensing payments of approximately $23.0 million are included as a component of R&D.
Selling, General & Administrative Expense
SG&A for the six months ended June 30, 2013 was $666.8 million, compared to $695.6 million for the comparable prior year period, a decrease of $28.8 million. Factors contributing to the decrease in SG&A include a fair value adjustment to reduce the contingent consideration liability by approximately $11.9 million. In the comparable prior year period, the Company recorded a fair value adjustment to increase the contingent consideration liability by approximately $8.3 million, resulting in a net year over year decrease of $20.2 million to SG&A. The Company also incurred lower sales and marketing costs in Japan of approximately $22.0 million as compared to the prior year as a result of the collaboration with Pfizer Japan. Under the collaboration, Pfizer Japan is responsible for commercialization of the combined generics portfolio and managing the marketing and sales effort. Offsetting these decreases in SG&A were acquisition related costs of approximately $24.6 million during the six months ended June 30, 2013.
Litigation Settlements, net
During the six months ended June 30, 2013, the Company recorded a $8.7 million charge, net, for litigation settlements principally related to a $10.3 million charge related to a European Commission matter, partially offset by litigation recoveries related to a patent infringement matter.
Interest Expense
Interest expense for the six months ended June 30, 2013 totaled $159.8 million, compared to $158.1 million for the six months ended June 30, 2012. The increase is primarily due to higher average borrowings as compared to the prior year period. Included in interest expense is the amortization of the discounts on our convertible debt instruments and senior notes, net of amortization of the premium on our 2020 Senior Notes, which totals $12.5 million for the six months ended June 30, 2013 and $17.5 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liability related to certain acquisitions. The amount of accretion included in both the six months ended June 30, 2013 and June 30, 2012 was $15.7 million.
Other (Expense) Income, Net
Other (expense) income, net, was expense of $3.8 million in the six months ended June 30, 2013, compared to expense of $5.6 million in the comparable prior year period. Other (expense) income, net for the current year to date period includes charges of approximately $8.7 million related to the Senior Credit Agreement refinancing transaction, primarily the write-off of deferred financing costs and interest rate swap termination fees. Other (expense) income, net, also includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income.
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

A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except per share amounts)	2013		2012		2013		2012
GAAP net earnings attributable to Mylan Inc. and diluted GAAP EPS	$177.7	$0.46	$138.6	$0.33	$284.6	$0.72	$267.6	$0.62
Purchase accounting related amortization (included in cost of sales) (a)	85.5		86.8		177.6		174.3
Litigation settlements, net	6.9		(12.2)		8.7		(10.0)
Interest expense, primarily amortization of convertible debt discount	8.9		7.1		16.6		20.5
Non-cash accretion and fair value adjustments of contingent consideration liability	(2.0)		15.8		3.8		24.0
Clean energy investment pre-tax loss (b)	3.5		3.5		7.9		7.7
Financing related costs (included in other (expense) income, net)	8.7		—		8.7		—
Acquisition related costs (primarily included in selling, general and administrative expense)	5.2		—		24.6		—
Restructuring and other special items included in:
Cost of sales	6.3		29.9		17.6		32.1
Research and development expense	0.9		1.4		24.2		2.8
Selling, general and administrative expense	11.7		22.6		35.3		47.0
Other income, net	(2.9)		(1.0)		3.9		1.3
Tax effect of the above items and other income tax related items	(48.8)		(38.5)		(106.0)		(88.8)
Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$261.6	$0.68	$254.0	$0.60	$507.5	$1.29	$478.5	$1.12
Weighted average diluted common shares outstanding	387.1		424.4		393.0		428.4
____________

(a)	Purchase accounting related amortization expense for the six months ended June 30, 2013 includes in-process research and development asset impairment charges of $5.1 million.

(b)
Adjustment represents exclusion of the pre-tax loss related to Mylan’s investments in clean energy partnerships, the activities of which qualify for income tax credits under section 45 of the Internal Revenue Code. Amount is included in other (expense) income, net.

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

Net cash provided by operating activities increased by $78.4 million to $274.0 million for the six months ended June 30, 2013, as compared to net cash provided by operating activities of $195.6 million for the six months ended June 30, 2012. The net increase in cash provided by operating activities was principally due to the following:

•	an increase in net earnings of $17.6 million;

•	a net decrease in the amount of cash used through changes in deferred income taxes of $40.4 million;

•
a net decrease in the amount of cash used through changes in other operating assets and liabilities of $62.6 million, as a result of a decline in legal settlement payments. During the six months ended June 30, 2012, the Company made litigation settlement payments of approximately $95.2 million, principally related to the pricing litigation matters; and

•	a net increase in the amount of cash provided through changes in trade accounts payable of $90.3 million as a result of the timing of cash payments.
These items were offset by the following:

•	a net increase in the amount of cash used for accounts receivable, including estimated sales allowances, of $26.0 million, reflecting the timing of sales and cash collections;

•	a net increase in the amount of cash used through changes in income taxes of $9.7 million due to the timing of estimated tax payments;

•	a net increase of $59.6 million in the amount of cash used through changes in inventory balances; and

•
a net decrease in the amount of cash provided by non-cash expenses of $71.5 million as a result of decreased expenses for post-employment programs, including severance, restructuring and the net of accretion and fair value adjustments related to the contingent consideration liability.

Cash used in investing activities was $231.2 million for the six months ended June 30, 2013, as compared to $165.9 million for the six months ended June 30, 2012, an increase of $65.3 million. Capital expenditures, primarily for equipment and facilities, were approximately $125.7 million in the current period, as compared to $98.9 million in the comparable prior year period. The increase as compared to 2012 is the result of the timing of expenditures. While there can be no assurance that current expectations will be realized, capital expenditures for the 2013 calendar year are expected to be approximately $300 million to $400 million. In addition, during the six months ended June 30, 2013, cash paid for acquisitions totaled $37.1 million and restricted cash increased $50.6 million.
During the six months ended June 30, 2012, the Company paid approximately $70 million to acquire product rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals. This cash outflow is included in other investing activities on the Condensed Consolidated Statements of Cash Flows.
Cash used in financing activities was $107.7 million for the six months ended June 30, 2013, as compared to $82.4 million for the six months ended June 30, 2012. During the six months ended June 30, 2013, the Company issued $500 million aggregate principal amount of 1.80% Senior Notes due 2016 and $650 million aggregate principal amount of 2.60% Senior Notes due 2018, the proceeds of which were principally utilized to repay the remaining balance on the U.S. Term Loans under the Prior Credit Agreement of $1.13 billion. In addition, during the six months ended June 30, 2013, net borrowings under our Revolving Facility totaled $250 million, and we borrowed an additional $55 million under our Receivables Facility. The proceeds of these borrowings were principally utilized to fund a share repurchase program of approximately $500 million, which was completed by the Company through the repurchase of approximately 16.3 million shares of common stock.
In June 2013, the Company announced its intention to redeem all of its outstanding 7.625% Senior Notes due 2017 (“2017 Senior Notes”) pursuant to their terms on July 18, 2013. On July 18, 2013, the Company redeemed the 2017 Senior Notes for a total of $608.8 million including a $58.8 million redemption premium. The Company will record a pre-tax charge of approximately $64 million during the third quarter of 2013 related to the redemption of the 2017 Senior Notes comprised of the redemption premium and the write-off of deferred financing fees.

Other than the redemption of the 2017 Senior Notes, the Company has no other significant long-term debt due for the remainder of 2013 or 2014. The Company’s next significant debt maturity is in 2015, and our current intention is to repay such amounts at maturity using available liquidity. In addition, our cash and cash equivalents at our foreign subsidiaries totaled $193 million at June 30, 2013. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our foreign subsidiaries.
As of June 30, 2013, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the June 30, 2013 period, was more than 130% of the applicable conversion reference price of $13.32 at June 30, 2013, the $574 million of Cash Convertible Notes was currently convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
The Company is involved in various disputes, governmental and/or regulatory inquiries and proceedings and litigation matters that arise from time to time. The Company is also party to certain litigation matters for which Merck KGaA has agreed to indemnify the Company, pursuant to the agreement by which Mylan acquired the former Merck Generics business. While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceedings. It is possible that an unfavorable resolution of any matter, or the inability or denial of Merck KGaA, another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s financial position, results of operations and cash flows. We have approximately $100 million accrued for such legal contingencies. The Company is involved in various other legal proceedings that are considered normal to its business. While it is not possible to predict the ultimate outcome of such other proceedings, the ultimate outcome of any such proceedings is not currently expected to be material to the Company’s financial position, results of operations or cash flows.
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
At June 30, 2013 and December 31, 2012, we had $60.3 million and $58.0 million outstanding under existing letters of credit. Additionally, as of June 30, 2013, we had $137.6 million available under the $150 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at June 30, 2013 are as follows for each of the periods ending December 31:

(In thousands)	Cash Convertible Notes	2016 Senior Notes	2017 Senior Notes (1)	2018 - 6.0% Senior Notes	2018 - 2.6% Senior Notes	2020 Senior Notes	2023 Senior Notes	Revolving Facility	Total
2013	$14	$—	$550,000	$—	$—	$—	$—	$—	$550,014
2014	—	—	—	—	—	—	—	—	—
2015	573,970	—	—	—	—	—	—	—	573,970
2016	—	500,000	—	—	—	—	—	—	500,000
2017	—	—	—	—	—	—	—	—	—
Thereafter	—	—	—	800,000	650,000	1,000,000	750,000	250,000	3,450,000
Total	$573,984	$500,000	$550,000	$800,000	$650,000	$1,000,000	$750,000	$250,000	$5,073,984
____________

(1)
The redemption of the 2017 Senior Notes on July 18, 2013 was funded through borrowings under the Revolving Facility and, as such, the amount outstanding at June 30, 2013 is classified as non-current in the Condensed Consolidated Balance Sheets.

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business existence and insurance, and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness and limitations on liens, mergers and certain other fundamental changes, investments and loans, transactions with affiliates, payments of dividends and other restricted payments, and changes in our lines of business. The Senior Credit Agreement contains a maximum consolidated leverage ratio financial covenant. We have been compliant with the financial covenants during 2013, and we expect to remain in compliance for the next twelve months.
The Company has a $400 million accounts receivable securitization facility (the “Receivables Facility”). Any amounts outstanding under the facility are recorded as a secured loan and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. At June 30, 2013, there were $235 million of short-term borrowings outstanding under the Receivables Facility. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to a maximum of $500 million.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The amount of contingent consideration accrued was $383.0 million and $379.2 million at June 30, 2013 and December 31, 2012, respectively. In addition, the Company expects to incur approximately $32 million to $34 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
The fair value measurement of contingent consideration is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at June 30, 2013 and December 31, 2012, which was calculated as the present value of the estimated future net cash flows using a market rate of return at June 30, 2013. Discount rates ranging from 2.2% to 10.6% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

ITEM 1A.	RISK FACTORS
There were no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

ITEM 5.	OTHER INFORMATION
On July 31, 2013, the Company entered into an Executive Employment Agreement with John Sheehan (the “Sheehan Employment Agreement”), to be effective as of July 31, 2013 (the “Effective Date”), to reflect his continued employment as Executive Vice President and Chief Financial Officer. During the term of the Sheehan Employment Agreement, Mr. Sheehan will devote his full working time and attention to the business and affairs of the Company.

The Sheehan Employment Agreement expires on the second anniversary of the Effective Date; thereafter, it automatically renews for one year periods, unless Mylan gives notice of an intent not to renew or the agreement is otherwise terminated in accordance with its terms. Pursuant to the Sheehan Agreement, Mr. Sheehan will receive an annual base salary of $650,000 and will be eligible for an annual discretionary bonus award with a target bonus opportunity of 100% of base salary.

The Sheehan Employment Agreement requires that Mr. Sheehan refrain from competing with the Company world-wide, and that he refrain from soliciting Company customers and employees, in each case, for one year following any termination of employment. The Sheehan Agreement also requires Mr. Sheehan not to disclose any confidential information to those outside the Company.

In the event that Mr. Sheehan’s employment is terminated without cause or he resigns for good reason (either a reduction in annual base salary, unless other Company executive officers are required to accept a similar reduction, or the assignment of duties that are inconsistent with those of an executive officer), he would also be entitled to a severance payment equal to his base salary, a pro-rata bonus based on actual performance, and one year of continued health benefits. In the event of termination of employment by reason of death or disability, Mr. Sheehan or his estate would receive payments and benefits as if his employment had been terminated without cause, as described above, provided that such payments and benefits will be reduced by any death or disability benefits payable to him under Company plans or arrangements. If Mr. Sheehan voluntarily resigns without good reason (as described above) or is terminated with cause, the Company will pay Mr. Sheehan’s wages and benefits through the effective date of resignation or termination, as well as any vested benefits under any Company plans. Mr. Sheehan will continue to be bound by all provisions of the Sheehan Agreement that survive termination of employment.

If the Company elects not to renew the Sheehan Employment Agreement, Mr. Sheehan’s employment will terminate as of the second anniversary of the Effective Date or the end of any renewal term (as applicable), and he will be entitled to a severance payment equal to his base salary and one year of continued health benefits.

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

4.8
Indenture, dated as of June 25, 2013, among the registrant, the guarantors thereto and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

4.9
Registration Rights Agreement, dated as of June 25, 2013, among the registrant, the guarantors thereto, and the representatives of the initial purchasers of the registrant’s $500 million aggregate principal amount of the registrant’s 1.800% Senior Notes due 2016 and $650 million aggregate principal amount of the registrant’s 2.600% senior notes due 2018, filed as Exhibit 10.1 to the Report on the Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

10.1
Credit Agreement, dated June 27, 2013, by and among the registrant, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10.2 to the Report on the Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

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
August 1, 2013

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
August 1, 2013

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting
Officer and Corporate Controller
(Principal Accounting Officer)
August 1, 2013

EXHIBIT INDEX

4.8
Indenture, dated as of June 25, 2013, among the registrant, the guarantors thereto and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

4.9
Registration Rights Agreement, dated as of June 25, 2013, among the registrant, the guarantors thereto, and the representatives of the initial purchasers of the registrant’s $500 million aggregate principal amount of the registrant’s 1.800% Senior Notes due 2016 and $650 million aggregate principal amount of the registrant’s 2.600% senior notes due 2018, filed as Exhibit 10.1 to the Report on the Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

10.1
Credit Agreement, dated June 27, 2013, by and among the registrant, the lenders party thereto, and Bank of America, N.A., as administrative agent, filed as Exhibit 10.2 to the Report on the Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

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