Form 10-Q
period 2013-09-30
MYLAN INC.
filed 2013-10-31
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	October 25, 2013
$0.50 par value	382,856,845

MYLAN INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2013

PART I — FINANCIAL INFORMATION

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Net revenues	$1,756,046	$1,789,836	$5,062,791	$5,040,896
Other revenues	11,380	11,950	37,826	32,360
Total revenues	1,767,426	1,801,786	5,100,617	5,073,256
Cost of sales	958,908	1,008,664	2,856,225	2,907,268
Gross profit	808,518	793,122	2,244,392	2,165,988
Operating expenses:
Research and development	113,995	108,250	351,914	283,570
Selling, general and administrative	364,868	342,232	1,031,624	1,037,802
Litigation settlements, net	(10,161)	7,950	(1,428)	(2,083)
Total operating expenses	468,702	458,432	1,382,110	1,319,289
Earnings from operations	339,816	334,690	862,282	846,699
Interest expense	73,953	76,051	233,744	234,126
Other (expense) income, net	(70,597)	6,209	(74,391)	604
Earnings before income taxes and noncontrolling interest	195,266	264,848	554,147	613,177
Income tax provision	35,843	52,762	108,564	132,449
Net earnings	159,423	212,086	445,583	480,728
Net earnings attributable to the noncontrolling interest	(515)	(829)	(2,104)	(1,842)
Net earnings attributable to Mylan Inc. common shareholders	$158,908	$211,257	$443,479	$478,886
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.42	$0.52	$1.15	$1.15
Diluted	$0.40	$0.51	$1.13	$1.13
Weighted average common shares outstanding:
Basic	382,134	406,469	385,497	418,000
Diluted	395,548	411,562	393,872	422,775

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net earnings	$159,423	$212,086	$445,583	$480,728
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	113,646	141,742	(248,356)	24,958
Change in unrecognized loss and prior service cost related to defined benefit plans	159	(10)	4,616	(29)
Net unrecognized (loss) gain on derivatives	(20,177)	51,749	128,314	39,589
Net unrealized gain (loss) on marketable securities	35	147	(941)	67
Other comprehensive earnings (loss), before tax	93,663	193,628	(116,367)	64,585
Income tax related to items of other comprehensive (loss) earnings	(10,106)	16,567	48,082	12,559
Other comprehensive earnings (loss), net of tax	103,769	177,061	(164,449)	52,026
Comprehensive earnings	263,192	389,147	281,134	532,754
Comprehensive earnings attributable to the noncontrolling interest	(515)	(829)	(2,104)	(1,842)
Comprehensive earnings attributable to Mylan Inc. common shareholders	$262,677	$388,318	$279,030	$530,912

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Assets
Current assets:
Cash and cash equivalents	$364,920	$349,969
Accounts receivable, net	1,717,281	1,554,342
Inventories	1,645,806	1,525,242
Deferred income tax benefit	246,410	229,348
Prepaid expenses and other current assets	368,750	243,816
Total current assets	4,343,167	3,902,717
Property, plant and equipment, net	1,459,046	1,397,216
Intangible assets, net	1,922,608	2,224,457
Goodwill	3,427,962	3,515,655
Deferred income tax benefit	95,088	87,655
Other assets	1,653,703	804,197
Total assets	$12,901,574	$11,931,897

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$875,394	$777,908
Short-term borrowings	522,636	298,987
Income taxes payable	74,739	33,731
Current portion of long-term debt and other long-term obligations	3,760	98,048
Deferred income tax liability	580	1,283
Other current liabilities	1,084,314	983,546
Total current liabilities	2,561,423	2,193,503
Long-term debt	5,779,438	5,337,196
Other long-term obligations	1,025,064	771,111
Deferred income tax liability	302,975	274,259
Total liabilities	9,668,900	8,576,069
Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 542,881,016 and 539,664,386 as of September 30, 2013 and December 31, 2012	271,441	269,832
Additional paid-in capital	4,068,791	3,986,746
Retained earnings	2,504,849	2,061,370
Accumulated other comprehensive loss	(250,947)	(86,498)
	6,594,134	6,231,450
Noncontrolling interest	17,355	15,110
Less: treasury stock — at cost
Shares: 160,153,274 and 144,459,210 as of September 30, 2013 and December 31, 2012	3,378,815	2,890,732
Total equity	3,232,674	3,355,828
Total liabilities and equity	$12,901,574	$11,931,897

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$445,583	$480,728
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	373,871	417,822
Stock-based compensation expense	36,029	32,099
Change in estimated sales allowances	164,798	204,700
Deferred income tax benefit	(31,914)	(73,949)
Other non-cash items	103,874	156,292
Litigation settlements, net	(1,428)	(2,083)
Changes in operating assets and liabilities:
Accounts receivable	(302,677)	(243,082)
Inventories	(177,281)	(121,450)
Trade accounts payable	129,292	(24,634)
Income taxes	(8,363)	5,376
Deferred revenue	(140)	(18,890)
Other operating assets and liabilities, net	(42,941)	(154,968)
Net cash provided by operating activities	688,703	657,961
Cash flows from investing activities:
Capital expenditures	(238,527)	(159,917)
Change in restricted cash	(49,019)	7,748
Cash paid for acquisitions, net	(50,887)	—
Proceeds from sale of property, plant and equipment	—	16,338
Purchase of marketable securities	(13,824)	(10,019)
Proceeds from sale of marketable securities	8,100	5,954
Other items, net	(19,038)	(77,932)
Net cash used in investing activities	(363,195)	(217,828)
Cash flows from financing activities:
Payment of financing fees	(20,302)	(1,737)
Purchase of common stock	(500,000)	(499,953)
Change in short-term borrowings, net	236,127	288,175
Proceeds from issuance of long-term debt	2,358,267	860,000
Payment of long-term debt	(2,457,284)	(1,191,377)
Proceeds from exercise of stock options	56,713	52,482
Other items, net	10,493	7,152
Net cash used in financing activities	(315,986)	(485,258)
Effect on cash of changes in exchange rates	5,429	2,385
Net increase (decrease) in cash and cash equivalents	14,951	(42,740)
Cash and cash equivalents — beginning of period	349,969	375,056
Cash and cash equivalents — end of period	$364,920	$332,316

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
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
The interim results of operations, comprehensive earnings and cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period. The estimated annual effective tax rate for 2013 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2013 United States (“U.S.”) tax liabilities.
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

2.	Revenue Recognition and Accounts Receivable
Mylan recognizes net revenue for product sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the nine months ended September 30, 2013. Such allowances were $1.08 billion and $977.0 million at September 30, 2013 and December 31, 2012, respectively. Other current liabilities include $266.2 million and $202.9 million at September 30, 2013 and December 31, 2012, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. There were $629.8 million of securitized accounts receivable at September 30, 2013.

3.	Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. The amended guidance clarifies when the unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss and when the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with the deferred tax asset. The guidance is effective for fiscal years, and interim periods, beginning after December 15, 2013. The Company does not expect that the adoption of the guidance will have a material effect on its results of operations, financial position or cash flows.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In February 2013, the FASB issued revised accounting guidance on the presentation of comprehensive income in the financial statements. The amended guidance requires an entity to report, in one place, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. Reclassifications must be disclosed if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the guidance during 2013 by presenting additional disclosure in the notes to financial statements (see Note 11). The adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.
In December 2011 and January 2013, the FASB issued revised accounting guidance for an entity with particular financial instruments and derivative instruments that offset in accordance with the FASB’s guidance regarding other presentation matters for derivatives and hedging. Under the amendments in this update, an entity with financial instruments that are offset in the financial statements or subject to enforceable master netting arrangements, or similar agreements, must disclose the gross amount recognized for the asset/liability, the offsetting amounts, the net amounts presented on the balance sheet and any amounts subject to enforceable master netting arrangements. The amended guidance is effective for fiscal years, including interim periods, beginning on or after January 1, 2013. Retroactive application is required. The Company adopted the guidance during 2013, and the adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.

4.	Acquisitions and Collaborative Agreements
Pfizer Japan
On August 22, 2012, the Company and Pfizer Japan Inc. (“Pfizer Japan”) announced a definitive agreement to establish an exclusive long-term strategic collaboration to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, the Company and Pfizer Japan continue to operate separate legal entities in Japan, but collaborate on current and future generic products, sharing the costs and profits resulting from the collaboration. The Company’s responsibilities primarily consist of managing operations, including research and development and manufacturing. Pfizer Japan’s responsibilities under the agreement primarily consist of the commercialization of the combined generics portfolio and managing a combined marketing and sales effort. The collaboration became operational on January 1, 2013.
Biocon Insulin Products
On February 12, 2013, the Company entered into a definitive agreement with Biocon Limited (“Biocon”) for an exclusive strategic collaboration on the development and commercialization of generic versions of three insulin analog products. Under the terms of this collaboration, the Company has the rights to develop and market a version of Glargine (the generic version of Sanofi’s Lantus®), Lispro (the generic version of Eli Lilly and Company’s Humalog®) and Aspart (the generic version of Novo Nordisk’s NovoLog®). The Company and Biocon share development, capital and certain other costs to bring the products to market. Mylan has exclusive commercialization rights in the U.S., Canada, Australia, New Zealand, the European Union and the European Free Trade Association countries through a profit-share arrangement with Biocon. The Company also has co-exclusive commercialization rights with Biocon in certain other markets around the world. As part of the agreement, the Company made a licensing payment of $20 million to Biocon, which is included as a component of research and development expense for the nine months ended September 30, 2013.
Other Acquisitions
During 2013, the Company completed the acquisition of three separate manufacturing operations located in India. The aggregate purchase price was approximately $50 million in cash. As part of the purchase price allocations, goodwill in the aggregate of approximately $14 million was recognized within the Generics segment. The acquisitions did not have a material impact on the Company’s results of operations since the acquisition dates.
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
The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2012	16,616,617	$19.54
Options granted	1,891,035	31.61
Options exercised	(3,263,711)	17.76
Options forfeited	(591,100)	22.48
Outstanding at September 30, 2013	14,652,841	$21.39
Vested and expected to vest at September 30, 2013	13,838,827	$21.18
Options exercisable at September 30, 2013	8,937,942	$18.63

As of September 30, 2013, options outstanding, options vested and expected to vest and options exercisable had average remaining contractual terms of 6.64 years, 6.53 years and 5.42 years, respectively. Also at September 30, 2013, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $245.8 million, $235.2 million and $174.7 million, respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of September 30, 2013 and the changes during the nine months ended September 30, 2013 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2012	2,498,316	$22.47
Granted	1,849,479	30.89
Released	(820,017)	21.81
Forfeited	(148,295)	25.99
Nonvested at September 30, 2013	3,379,483	$27.10

As of September 30, 2013, the Company had $74.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 1.70 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the nine months ended September 30, 2013 and 2012 was $70.4 million and $45.8 million, respectively.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

6.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In thousands)	September 30, 2013	December 31, 2012
Inventories:
Raw materials	$516,689	$455,958
Work in process	296,142	268,191
Finished goods	832,975	801,093
	$1,645,806	$1,525,242

Property, plant and equipment:
Land and improvements	$67,976	$73,857
Buildings and improvements	640,493	665,058
Machinery and equipment	1,530,193	1,436,904
Construction in progress	331,611	308,192
	2,570,273	2,484,011
Less accumulated depreciation	1,111,227	1,086,795
	$1,459,046	$1,397,216

Other current liabilities:
Legal and professional accruals, including litigation accruals	$140,294	$122,083
Payroll and employee benefit plan accruals	248,947	266,650
Accrued sales allowances	266,175	202,891
Accrued interest	50,796	72,590
Fair value of financial instruments	97,947	29,051
Other	280,155	290,281
	$1,084,314	$983,546

The value of contingent consideration included in other long-term obligations in the Condensed Consolidated Balance Sheets is $406.2 million and $379.2 million at September 30, 2013 and December 31, 2012, respectively. Included in prepaid expenses and other current assets is $50.5 million and $1.5 million of restricted cash at September 30, 2013 and December 31, 2012, respectively.
The Company’s equity method investments in clean energy partnerships, whose activities qualify for income tax credits under section 45 of the U.S. Internal Revenue Code, totaled $292.2 million and $71.7 million at September 30, 2013 and December 31, 2012, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets. Liabilities related to these investments totaled $304.2 million and $78.7 million at September 30, 2013 and December 31, 2012, respectively, and are included in other long-term obligations in the Condensed Consolidated Balance Sheets.

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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to certain anti-dilution provisions. In 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) for new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. Both the Old and New Warrants meet the definition of derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. The dilutive impact of the Old and New Warrants are included in the calculation of diluted earnings per share based upon the average market value of the Company’s common stock during the period as compared to the exercise price. For the three and nine months ended September 30, 2013, 7.0 million warrants and 2.8 million warrants, respectively, were included in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2012, 0.3 million warrants and 0.2 million warrants, respectively, were included in the calculation of diluted earnings per share.
On February 27, 2013, the Board of Directors of the Company approved the repurchase of up to $500 million of the Company’s common stock in the open market and through privately-negotiated transactions. The repurchase program was completed during the first quarter of 2013 with approximately 16.3 million shares of common stock repurchased.
Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$158,908	$211,257	$443,479	$478,886
Shares (denominator):
Weighted average common shares outstanding	382,134	406,469	385,497	418,000
Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.42	$0.52	$1.15	$1.15

Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$158,908	$211,257	$443,479	$478,886
Shares (denominator):
Weighted average common shares outstanding	382,134	406,469	385,497	418,000
Stock-based awards and warrants	13,414	5,093	8,375	4,775
Total dilutive shares outstanding	395,548	411,562	393,872	422,775
Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.40	$0.51	$1.13	$1.13
Additional stock options and restricted stock awards were outstanding during the periods ended September 30, 2013 and 2012 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 1.1 million and 1.2 million shares for the three and nine months ended September 30, 2013, respectively, and 5.7 million and 7.1 million shares for the three and nine months ended September 30, 2012, respectively.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

8.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows:

(In thousands)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2012:
Goodwill	$3,194,148	$706,507	$3,900,655
Accumulated impairment losses	—	(385,000)	(385,000)
	3,194,148	321,507	3,515,655
Goodwill acquired (1)	13,871	—	13,871
Transfers (2)	(27,602)	27,602	—
Foreign currency translation	(101,564)	—	(101,564)
	$3,078,853	$349,109	$3,427,962
Balance at September 30, 2013:
Goodwill	$3,078,853	$734,109	$3,812,962
Accumulated impairment losses	—	(385,000)	(385,000)
	$3,078,853	$349,109	$3,427,962
____________

(1)	See Note 4.

(2)
As a result of the January 1, 2013 reorganization of certain components between the Generics and Specialty segments, the Company was required to reassign a portion of the carrying amount of goodwill to the Specialty segment.

Intangible assets consist of the following components at September 30, 2013 and December 31, 2012:

(In thousands)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2013
Amortized intangible assets:
Patents and technologies	20	$116,631	$92,393	$24,238
Product rights and licenses	10	3,396,389	1,949,185	1,447,204
Other (1)	8	95,729	59,828	35,901
		3,608,749	2,101,406	1,507,343
In-process research and development		415,265	—	415,265
		$4,024,014	$2,101,406	$1,922,608
December 31, 2012
Amortized intangible assets:
Patents and technologies	20	$116,631	$88,288	$28,343
Product rights and licenses	10	3,459,980	1,749,424	1,710,556
Other (1)	8	111,033	51,384	59,649
		3,687,644	1,889,096	1,798,548
In-process research and development		425,909	—	425,909
		$4,113,553	$1,889,096	$2,224,457
____________

(1)	Other intangible assets consist principally of customer lists and contracts.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the nine months ended September 30, 2013 and 2012, was $260.6 million and $304.7 million, respectively. Amortization expense is expected to be approximately $84 million for the remainder of 2013 and $330 million, $308 million, $234 million and $190 million for the years ended December 31, 2014 through 2017, respectively, excluding the planned Agila Specialties acquisition.
Indefinite-lived intangible assets, such as the Company’s in-process research and development (“IPR&D”) assets, are tested at least annually for impairment, but they may also be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested. During the nine months ended September 30, 2013, the Company recognized IPR&D asset impairment charges of $5.1 million, which were recorded as a component of amortization expense. During the nine months ended September 30, 2012, the Company recorded impairment charges related to IPR&D assets of $41.6 million.
During 2013 and 2012, approximately $6.5 million and $33.0 million, respectively, were reclassified from acquired IPR&D to product rights and licenses.

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
The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt or hedge part of the Company’s interest rate exposure associated with variability in future cash flows attributable to changes in interest rates. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the Condensed Consolidated Statements of Operations. In conjunction with the senior notes offering during the second quarter of 2013 and the related repayment of the Company’s variable-rate U.S. Term Loans (see Note 10), the Company terminated all existing interest rate swaps that had previously fixed the interest rate on a portion of the Company’s variable-rate U.S. Term Loans. As a result, during the nine months ended September 30, 2013, approximately $0.8 million that had previously been classified in AOCE was recognized into other (expense) income, net, as the forecasted transaction was no longer probable of occurring. In addition, $750 million of floating-rate debt interest rate swaps that were extended through forward-starting swaps were terminated during the nine months ended September 30, 2013 in the transaction described above. The total notional amount of the Company’s interest rate swaps on floating-rate debt was $850 million as of December 31, 2012. There were no interest rate swaps on floating-rate debt as of September 30, 2013.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

In anticipation of issuing fixed-rate debt, the Company may use treasury rate locks or forward starting interest rate swaps that are designated as cash flow hedges. During the first and third quarters of 2013, the Company entered into a series of forward starting swaps to hedge against changes in interest rates that could impact the Company’s expected future financing of the acquisition of Agila Specialties. These interest rate swaps are designated as cash flow hedges of expected future issuances of long-term bonds. In February 2013, the Company executed interest rate swaps with a notional value of $1.07 billion and an effective date in September 2013. In September, the swaps were extended to an effective date in November 2013. In September 2013, the Company executed an additional $930 million of notional value of interest rate swaps with an effective date in November 2013. The swaps have maturities ranging from three years to 30 years.
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
The Company’s interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company’s fixed-rate senior notes to a variable rate. These interest rate swaps designated as fair value hedges are measured at fair value and reported as assets or current liabilities in the Condensed Consolidated Balance Sheets. Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. In June 2013, the Company entered into interest rate swaps with a notional value of $500 million that were designated as hedges of the Company’s 1.80% Senior Notes due 2016. The total notional amount of the Company’s interest rate swaps on fixed-rate debt was $1 billion and $500 million as of September 30, 2013 and December 31, 2012, respectively.
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
At September 30, 2013, the convertible note hedge had a total fair value of $1.08 billion, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$90,682	Prepaid expenses and other current assets	$36,647
Interest rate swaps	Other assets	123,143	Other assets	—
Total		$213,825		$36,647

	Liability Derivatives
	September 30, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$13,957	Other current liabilities	$9,823
Foreign currency forward contracts	Other current liabilities	81,427	Other current liabilities	15,863
Total		$95,384		$25,686

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$5,264	Prepaid expenses and other current assets	$5,818
Purchased cash convertible note hedge	Other assets	1,078,900	Other assets	636,300
Total		$1,084,164		$642,118

	Liability Derivatives
	September 30, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$2,563	Other current liabilities	$3,365
Cash conversion feature of Cash Convertible Notes	Long-term debt	1,078,900	Long-term debt	636,300
Total		$1,081,463		$639,665

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
Interest rate swaps	Interest expense	$5,354	$13,050	$(4,492)	$26,509
Total		$5,354	$13,050	$(4,492)	$26,509

	Location of (Loss) or Gain Recognized in Earnings on Hedged Items	Amount of (Loss) or Gain Recognized in Earnings on Hedged Items
(In thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
2016 Senior Notes	Interest expense	$(1,747)	$—	$833	$—
2018 Senior Notes (6.00% coupon)	Interest expense	211	(9,823)	14,331	(16,897)
Total		$(1,536)	$(9,823)	$15,164	$(16,897)

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of (Loss) or Gain Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2013	2012	2013	2012
Foreign currency forward contracts	$(37,371)	$23,981	$(84,826)	$(11)
Interest rate swaps	4,851	(5,485)	119,837	(7,836)
Total	$(32,520)	$18,496	$35,011	$(7,847)

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands)		2013	2012	2013	2012
Foreign currency forward contracts	Net revenues	$(22,521)	$(15,062)	$(44,365)	$(33,357)
Interest rate swaps	Interest expense	—	(651)	(1,408)	(1,670)
Interest rate swaps	Other (expense) income, net	—	—	(818)	—
Total		$(22,521)	$(15,713)	$(46,591)	$(35,027)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands)		2013	2012	2013	2012
Foreign currency forward contracts	Other (expense) income, net	$16,239	$22,210	$43,455	$43,281
Total		$16,239	$22,210	$43,455	$43,281

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

At September 30, 2013, the Company expects that approximately $63.3 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In thousands)		2013	2012	2013	2012
Foreign currency forward contracts	Other (expense) income, net	$13,360	$(7,860)	$9,574	$(16,517)
Cash conversion feature of Cash Convertible Notes	Other (expense) income, net	(299,200)	(98,700)	(442,600)	(64,800)
Purchased cash convertible note hedge	Other (expense) income, net	299,200	98,700	442,600	64,800
Total		$13,360	$(7,860)	$9,574	$(16,517)
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$17,822	$—	$—	$17,822
Total cash equivalents	17,822	—	—	17,822
Trading securities:
Equity securities — exchange traded funds	15,393	—	—	15,393
Total trading securities	15,393	—	—	15,393
Available-for-sale fixed income investments:
U.S. Treasuries	—	11,201	—	11,201
Corporate bonds	—	9,978	—	9,978
Agency mortgage-backed securities	—	747	—	747
Other	—	2,697	—	2,697
Total available-for-sale fixed income investments	—	24,623	—	24,623
Available-for-sale equity securities:
Biosciences industry	173	—	—	173
Total available-for-sale equity securities	173	—	—	173
Foreign exchange derivative assets	—	5,264	—	5,264
Interest rate swap derivative assets	—	213,825	—	213,825
Purchased cash convertible note hedge	—	1,078,900	—	1,078,900
Total assets at recurring fair value measurement	$33,388	$1,322,612	$—	$1,356,000
Financial Liabilities
Foreign exchange derivative liabilities	$—	$83,990	$—	$83,990
Interest rate swap derivative liabilities	—	13,957	—	13,957
Cash conversion feature of Cash Convertible Notes	—	1,078,900	—	1,078,900
Contingent consideration	—	—	406,216	406,216
Total liabilities at recurring fair value measurement	$—	$1,176,847	$406,216	$1,583,063

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$135,209	$—	$—	$135,209
Total cash equivalents	135,209	—	—	135,209
Trading securities:
Equity securities — exchange traded funds	10,913	—	—	10,913
Total trading securities	10,913	—	—	10,913
Available-for-sale fixed income investments:
U.S. Treasuries	—	11,085	—	11,085
Corporate bonds	—	8,189	—	8,189
Agency mortgage-backed securities	—	1,050	—	1,050
Other	—	2,502	—	2,502
Total available-for-sale fixed income investments	—	22,826	—	22,826
Available-for-sale equity securities:
Biosciences industry	102	—	—	102
Total available-for-sale equity securities	102	—	—	102
Foreign exchange derivative assets	—	5,818	—	5,818
Interest rate swap derivative assets	—	36,647	—	36,647
Purchased cash convertible note hedge	—	636,300	—	636,300
Total assets at recurring fair value measurement	$146,224	$701,591	$—	$847,815
Financial Liabilities
Foreign exchange derivative liabilities	$—	$19,228	$—	$19,228
Interest rate swap derivative liabilities	—	9,823	—	9,823
Cash conversion feature of Cash Convertible Notes	—	636,300	—	636,300
Contingent consideration	—	—	379,197	379,197
Total liabilities at recurring fair value measurement	$—	$665,351	$379,197	$1,044,548

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

•
Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2013 that would reduce the receivable amount owed, if any, to the Company.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2013 that would reduce the receivable amount owed, if any, to the Company.

•
Cash conversion feature of Cash Convertible Notes and purchased convertible note hedge — valued using quoted prices for the Company’s Cash Convertible Notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions, none of which experienced any significant downgrades during the nine months ended September 30, 2013 that would reduce the receivable amount owed, if any, to the Company.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at September 30, 2013 and December 31, 2012, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 1.9% to 11.0% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three and nine months ended September 30, 2013, accretion of $8.2 million and $23.9 million, respectively, was recorded in interest expense. A fair value adjustment to increase the liability by approximately $15.0 million and $3.1 million, during the three and nine months ended September 30, 2013, respectively, was recorded as a component of selling, general and administrative expense.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Debt
Senior Bridge Term Loan Commitment
In connection with the Company’s execution of an agreement to acquire Agila Specialties (the “Transaction”), in February 2013, the Company obtained a commitment letter from Morgan Stanley Senior Funding, Inc. for a new $1 billion senior unsecured bridge term loan in connection with the Transaction, which together with internal sources, including available cash and existing lines of credit, is expected to be sufficient to finance the Transaction. The bridge term loan is subject to the negotiation of mutually acceptable definitive documentation, which will include customary representations and warranties, affirmative and negative covenants and events of default. Additionally, the lenders’ obligation to provide the bridge term loan is subject to the satisfaction of specified conditions, including consummation of the Transaction in accordance with the terms of the Agreements, the accuracy of specified representations, the absence of specified defaults, the delivery of a certificate on behalf of the Company with respect to the solvency (on a consolidated basis) of the Company and its subsidiaries, taken as a whole, immediately after the consummation of the transactions contemplated by the Agreements, and other customary conditions.
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
The Receivables Facility contains requirements relating to the performance of the accounts receivable and covenants relating to the Company. If the Company does not comply with these covenants, the Company’s ability to use the Receivables Facility may be suspended and repayment of any outstanding balances under the Receivables Facility may be required. At September 30, 2013 and December 31, 2012, the Company was in compliance with all covenants. As of September 30, 2013 and December 31, 2012, respectively, the Condensed Consolidated Balance Sheets include $629.8 million and $556.5 million of accounts receivable balances sold to Mylan Securitization LLC, a wholly owned bankruptcy remote subsidiary. Also included in the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively, are $337

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

million and $180 million of short-term borrowings, which are recorded as a secured loan. The interest rate on borrowings under the Receivables Facility was approximately 0.95% at September 30, 2013.
Long-Term Debt
A summary of long-term debt is as follows:

(In thousands)	September 30, 2013	December 31, 2012
U.S. Term Loans	$—	$1,156,250
Revolving Facility	460,000	—
2016 Senior Notes	498,825	—
2017 Senior Notes	—	550,000
2018 Senior Notes (2.60% coupon)	648,710	—
2018 Senior Notes (6.00% coupon)	813,691	826,974
2020 Senior Notes	1,012,352	1,013,372
2023 Senior Notes	748,552	748,452
Cash Convertible Notes	1,597,179	1,136,768
Other	132	132
	5,779,441	5,431,948
Less current portion	3	94,752
Total long-term debt	$5,779,438	$5,337,196
Senior Credit Facilities
In June 2013, the Company entered into a credit agreement (the “Senior Credit Agreement”) with a syndicate of banks which contains a $1.50 billion revolving facility (the “Revolving Facility”) under which the Company may obtain extensions of credit, subject to the satisfaction of specified conditions, in U.S. Dollars or alternative currencies, including Euro, Sterling, Yen, and such other currencies that are acceptable to each lender under the Revolving Facility and the Administrative Agent. The Revolving Facility includes a $150 million subfacility for the issuance of letters of credit and a $125 million subfacility for swingline borrowings. At September 30, 2013, the Company had $460 million outstanding under the Revolving Facility. The interest rate on the Revolving Facility at September 30, 2013 was 1.48%. Amounts drawn on the Revolving Facility become due and payable on June 27, 2018.
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
In June 2013, in connection with its entry into the Senior Credit Agreement, the Company terminated the credit agreement entered into in November 2011 (the “Prior Credit Agreement”). An amortization payment due in the first quarter of 2013 on the U.S. Term Loans was paid in March 2013, in the amount of $23.4 million. The remaining balance on the U.S. Term Loans of $1.13 billion was paid in June 2013, utilizing the proceeds from the June 2013 senior note offerings as described below. In addition, during the second quarter of 2013, the Company incurred a pre-tax charge of approximately $8.7 million related to the Senior Credit Agreement refinancing transaction related to the write-off of deferred financing fees, which was included in other (expense) income, net, in the Condensed Consolidated Statements of Operations.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Senior Notes
In June 2013, the Company issued $500 million aggregate principal amount of 1.80% Senior Notes due 2016 (“2016 Senior Notes”). These notes are Mylan’s senior unsecured obligations and were issued to qualified institutional buyers in accordance with Rule 144A and to persons outside of the U.S. pursuant to Regulation S under the Securities Act in a private offering exempt from the registration requirements of the Securities Act. Interest on the 2016 Senior Notes accrues from June 25, 2013 and is payable semiannually in arrears on December 24 and June 24 of each year, beginning on December 24, 2013. The 2016 Senior Notes will mature on June 24, 2016, subject to earlier repurchase or redemption in accordance with the terms of the indenture. The Company has entered into interest rate swaps that convert $500 million of 2016 Senior Notes principal debt to a variable rate, which was 1.45% at September 30, 2013. At September 30, 2013, the $498.8 million of 2016 Senior Notes debt is net of a $0.3 million discount and includes a fair value adjustment of $0.8 million associated with the interest rate swaps.

In June 2013, the Company issued $650 million aggregate principal amount of 2.60% Senior Notes due 2018 (“2018 - 2.6% Senior Notes”). These notes are Mylan’s senior unsecured obligations and were issued to qualified institutional buyers in accordance with Rule 144A and to persons outside of the U.S. pursuant to Regulation S under the Securities Act in a private offering exempt from the registration requirements of the Securities Act. Interest on the 2018 - 2.6% Senior Notes accrues from June 25, 2013 and is payable semiannually in arrears on December 24 and June 24 of each year, beginning on December 24, 2013. The 2018 - 2.6% Senior Notes will mature on June 24, 2018, subject to earlier repurchase or redemption in accordance with the terms of the indenture. At September 30, 2013, the $648.7 million of debt associated with the 2018 - 2.6% Senior Notes includes a $1.3 million discount.

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
On July 18, 2013, the Company redeemed all of its outstanding 7.625% Senior Notes due 2017 (“2017 Senior Notes”) pursuant to their terms for a total of $608.8 million, including a $58.8 million redemption premium. The Company recorded a pre-tax charge of approximately $63.9 million during the current quarter related to the redemption of the 2017 Senior Notes, comprised of the redemption premium and the write-off of deferred financing fees, which was included in other (expense) income, net, in the Condensed Consolidated Statements of Operations. The redemption of the 2017 Senior Notes was funded through borrowings under the Revolving Facility.
The Company has entered into interest rate swaps that convert $500 million of 6.0% Senior Notes due 2018 (“2018 - 6.0% Senior Notes”) principal debt to a variable rate. The variable rate was 3.22% at September 30, 2013. At September 30, 2013, the $813.7 million of 2018 - 6.0% Senior Notes debt is net of a $8.6 million discount and includes a fair value adjustment of $22.3 million associated with the interest rate swaps. At December 31, 2012, the $827.0 million of 2018 - 6.0% Senior Notes debt is net of a $9.7 million discount and includes a fair value adjustment of $36.6 million.
At September 30, 2013 and December 31, 2012, the $1.01 billion of 2020 Senior Notes debt includes a premium of $12.4 million and $13.4 million, respectively.
At September 30, 2013, the $748.6 million of 2023 Senior Notes includes a discount of $1.4 million. At December 31, 2012, the $748.5 million of 2023 Senior Notes included a discount of $1.5 million.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Cash Convertible Notes
At September 30, 2013, the $1.60 billion outstanding consists of $518.3 million of Cash Convertible Notes debt ($574 million face amount, net of a $55.7 million discount) and the bifurcated conversion feature with a fair value of $1.08 billion recorded as a liability within long-term debt in the Condensed Consolidated Balance Sheets at September 30, 2013. The Cash Convertible Notes will mature on September 15, 2015, subject to earlier repurchase or conversion. Holders may convert their notes subject to certain conversion provisions determined by the market price of the Company’s common stock, specified distributions to common shareholders, a fundamental change, and certain time periods specified in the purchase agreement. Additionally, the Company has purchased call options, which are recorded as assets at their fair value of $1.08 billion within other assets in the Condensed Consolidated Balance Sheets at September 30, 2013. At December 31, 2012, the $1.14 billion outstanding consists of $500.5 million of debt ($575 million face amount, net of a $74.5 million discount) and the bifurcated conversion feature with a fair value of $636.3 million recorded as a liability within other long-term obligations in the Condensed Consolidated Balance Sheets. The purchased call options are assets recorded at their fair value of $636.3 million within other assets in the Condensed Consolidated Balance Sheets at December 31, 2012.
As of September 30, 2013, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the September 30, 2013 period was more than 130% of the applicable conversion reference price of $13.32, the $574 million of Cash Convertible Notes was currently convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
Fair Value
At September 30, 2013 and December 31, 2012, the fair value of the Senior Notes was approximately $3.84 billion and $3.43 billion, respectively. At September 30, 2013 and December 31, 2012, the fair value of the Cash Convertible Notes was approximately $1.66 billion and $1.22 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules for similar debt issues, the fair values of the U.S. Term Loans and Revolving Facility, determined based on Level 2 inputs, approximate their carrying values at September 30, 2013 and December 31, 2012.
Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at September 30, 2013 are as follows for each of the periods ending December 31:

(In thousands)	Cash Convertible Notes	2016 Senior Notes	2018 - 6.0% Senior Notes	2018 - 2.6% Senior Notes	2020 Senior Notes	2023 Senior Notes	Revolving Facility	Total
2013	$3	$—	$—	$—	$—	$—	$—	$3
2014	—	—	—	—	—	—	—	—
2015	573,963	—	—	—	—	—	—	573,963
2016	—	500,000	—	—	—	—	—	500,000
2017	—	—	—	—	—	—	—	—
Thereafter	—	—	800,000	650,000	1,000,000	750,000	460,000	3,660,000
Total	$573,966	$500,000	$800,000	$650,000	$1,000,000	$750,000	$460,000	$4,733,966

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

11.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In thousands)	September 30, 2013	December 31, 2012
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$421	$1,033
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(10,972)	(13,890)
Net unrecognized gains (losses) on derivatives, net of tax	50,781	(30,820)
Foreign currency translation adjustment	(291,177)	(42,821)
	$(250,947)	$(86,498)

Components of accumulated other comprehensive loss consist of the following, for the three and nine months ended September 30, 2013:

(In thousands)	Three Months Ended September 30, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships	Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
Balance at June 30, 2013, net of tax	$60,780	$398	$(11,071)	$(404,823)	$(354,716)
Other comprehensive (loss) earnings before reclassifications, before tax	(42,698)	19	(223)	113,646	70,744
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain (loss) on foreign exchange forward contracts classified as cash flow hedges, included in net revenues	(22,521)				(22,521)
Realized gain (loss) on sale of marketable securities, included in other (expense) income, net		(16)			(16)
Amortization of prior service costs included in selling, general and administrative expenses			(86)		(86)
Amortization of actuarial gain (loss) included in selling, general and administrative expenses			(296)		(296)
Amounts reclassified from accumulated other comprehensive loss, before tax	(22,521)	(16)	(382)	—	(22,919)
Net other comprehensive earnings, before tax	(20,177)	35	159	113,646	93,663
Income tax related to items of other comprehensive earnings	10,178	(12)	(60)	—	10,106
Balance at September 30, 2013, net of tax	$50,781	$421	$(10,972)	$(291,177)	$(250,947)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In thousands)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2012, net of tax			$(30,820)	$1,033	$(13,890)	$(42,821)	$(86,498)
Other comprehensive earnings (loss) before reclassifications, before tax			81,723	(923)	3,476	(248,356)	(164,080)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain (loss) on foreign exchange forward contracts classified as cash flow hedges, included in net revenues	(44,365)		(44,365)				(44,365)
Gain (loss) on interest rate swaps classified as cash flow hedges, included in interest expense		(1,408)	(1,408)				(1,408)
Gain (loss) on interest rate swaps classified as cash flow hedges, included in other (expense) income, net		(818)	(818)				(818)
Realized gain (loss) on sale of marketable securities, included in other (expense) income, net				18			18
Amortization of prior service costs included in selling, general and administrative expenses					(254)		(254)
Amortization of actuarial gain (loss) included in selling, general and administrative expenses					(886)		(886)
Amounts reclassified from accumulated other comprehensive loss, before tax			(46,591)	18	(1,140)	—	(47,713)
Net other comprehensive earnings (loss), before tax			128,314	(941)	4,616	(248,356)	(116,367)
Income tax related to items of other comprehensive earnings (loss)			(46,713)	329	(1,698)	—	(48,082)
Balance at September 30, 2013, net of tax			$50,781	$421	$(10,972)	$(291,177)	$(250,947)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2012:

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2012
Defined benefit plans:
Unrecognized gain (loss) and prior service cost arising during the period	$—	$—
Less: Amortization of actuarial gain included in net earnings	10	29
Net change in unrecognized losses and prior service cost related to defined benefit plans	$(10)	$(29)

Derivatives in cash flow hedging relationships:
Amount of loss recognized in AOCE on derivatives (effective portion)	$36,036	$4,562
Less: Reclassification of loss from AOCE into earnings (effective portion)	(15,713)	(35,027)
Net unrecognized loss on derivatives	$51,749	$39,589

Net unrealized gain on marketable securities:
Unrealized gain on marketable securities	$170	$119
Less: Reclassification for gain included in net earnings	23	52
Net unrealized gain on marketable securities	$147	$67

12.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the nine months ended September 30, 2013 and 2012 is as follows:

(In thousands)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2012	$3,340,718	$15,110	$3,355,828
Net earnings	443,479	2,104	445,583
Other comprehensive loss, net of tax	(164,449)	—	(164,449)
Common stock share repurchase	(500,000)	—	(500,000)
Stock option activity	56,713	—	56,713
Stock compensation expense	36,029	—	36,029
Issuance of restricted stock, net of shares withheld	(7,665)	—	(7,665)
Tax benefit of stock option plans	10,494	—	10,494
Other	—	141	141
September 30, 2013	$3,215,319	$17,355	$3,232,674

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In thousands)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2011	$3,491,775	$13,007	$3,504,782
Net earnings	478,886	1,842	480,728
Other comprehensive earnings, net of tax	52,026	—	52,026
Common stock share repurchase	(499,953)	—	(499,953)
Stock option activity	52,482	—	52,482
Stock compensation expense	32,099	—	32,099
Issuance of restricted stock, net of shares withheld	(5,041)	—	(5,041)
Purchase of subsidiary shares from noncontrolling interest	(9)	(25)	(34)
Tax benefit of stock option plans	7,226	—	7,226
Other	—	47	47
September 30, 2012	$3,609,491	$14,871	$3,624,362

13.	Segment Information
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

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended September 30, 2013
Total revenues
Third party	$1,404,426	$363,000	$—	$1,767,426
Intersegment	1,736	4,148	(5,884)	—
Total	$1,406,162	$367,148	$(5,884)	$1,767,426

Segment profitability	$369,239	$189,822	$(219,245)	$339,816

Nine Months Ended September 30, 2013
Total revenues
Third party	$4,275,457	$825,160	$—	$5,100,617
Intersegment	4,189	17,980	(22,169)	—
Total	$4,279,646	$843,140	$(22,169)	$5,100,617

Segment profitability	$1,173,529	$387,390	$(698,637)	$862,282

Three Months Ended September 30, 2012
Total revenues
Third party	$1,495,484	$306,302	$—	$1,801,786
Intersegment	410	6,419	(6,829)	—
Total	$1,495,894	$312,721	$(6,829)	$1,801,786

Segment profitability	$459,408	$135,058	$(259,776)	$334,690

Nine Months Ended September 30, 2012
Total revenues
Third party	$4,389,079	$684,177	$—	$5,073,256
Intersegment	1,154	30,090	(31,244)	—
Total	$4,390,233	$714,267	$(31,244)	$5,073,256

Segment profitability	$1,278,937	$264,199	$(696,437)	$846,699
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

Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awarded as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case is now proceeding before the District Court. On January 14, 2013, following limited court-ordered jurisdictional discovery, the plaintiffs filed a fourth amended complaint containing additional factual averments with respect to the diversity of citizenship of the parties, along with a motion to voluntarily dismiss 755 (of 1,387) self-funded customers whose presence would destroy the District Court’s diversity jurisdiction. Plaintiffs also moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. Mylan’s brief in response to the new factual averments in the complaint was filed on February 13, 2013. In addition to disputing the sufficiency of many of the plaintiffs’ jurisdictional averments, Mylan argued that the case should be dismissed in its entirety, or that alternatively all of the self-funded customer claims should be dismissed. Mylan also argued for additional discovery and a new trial on damages. Briefing on these issues is complete, and a decision is pending.

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

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, MII and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and MII were added as parties in February 2001. The claims against Mylan, MPI, MII and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and MII in the various pending pricing litigations. In addition, Mylan has reached settlements of the Alabama, Alaska, California (including the “federal share”), Florida, Hawaii, Idaho, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, New York state and county, Oklahoma, South Carolina, and Utah state actions. The Company has also reached an agreement in principle to settle the Missouri action, which is contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company continues to believe that it has meritorious defenses and is vigorously defending itself in those actions. The Company had accrued approximately $50.0 million at December 31, 2012 and $56.0 million at September 30, 2013. There were no settlement payments during the nine months ended September 30, 2013. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

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

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At September 30, 2013, the Company has accrued approximately $64.1 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic Modafinil product. These actions allege violations of federal antitrust and state laws in connection with the defendants’ settlement of patent litigation relating to Modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Fact discovery closed on February 11, 2011. No date has been set for briefing on dispositive motions. Mylan is defending each of these actions vigorously. The case had been suspended in light of petitions for writ of certiorari that were filed before the U.S. Supreme Court in In RE: K-Dur Antitrust Litigation and FTC v. Watson Pharms Inc., et al. (Androgel Litigation). On June 17, 2013, the Supreme Court issued its decision in the Androgel Litigation. The case is now proceeding in the district court.

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

Beginning in July 2013, Mylan and Mylan Laboratories Ltd., along with eight other parties, have been named as defendants in civil lawsuits filed by a variety of plaintiffs in the U.S. District Court for the Eastern District of Pennsylvania, the District of Arizona, and the District of Massachusetts. The plaintiffs purport to represent direct and indirect purchasers of the drug Solodyn, and assert violations of federal and state laws, including allegations in connection with separate settlements by Medicis with each of the other defendants of patent litigation relating to generic Solodyn.

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

On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. A Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy on July 25, 2012. Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. On June 19, 2013, the European Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated EU competition rules and requiring Generics [U.K.] Limited to pay approximately EUR 7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the European Commission’s decision. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the EUR 7.8 million issued against Merck KGaA and Generics [U.K.] Limited jointly and severally. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same. During the nine months ended September 30, 2013, the Company accrued approximately $10.3 million related to this matter. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

U.K. Office of Fair Trading
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. Generics [U.K.] Limited has produced documents and information in connection with this inquiry and is continuing to cooperate with the investigation. On April 19, 2013, a Statement of Objections was issued to GlaxoSmithKline, Generics [U.K.] Limited, Alpharma and Ivax LLC. Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein.

South African Competition Commission
Mylan's South African affiliate received a summons and a request for appearance and information, dated February 22, 2013, regarding a supply agreement between Aspen Pharmacare Holdings (Pty) Ltd. and Mylan Laboratories Ltd. pertaining to a fixed dose combination antiretroviral product. The summons was issued in respect of two complaints in connection with this Agreement. An amended complaint and Initiation Statement were received on June 21, 2013. Mylan has produced documents and information in connection with this matter. Mylan is continuing to cooperate in this investigation. The complaint has not been referred to the Competition Tribunal.

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene, Alendronate and Amnesteem®. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $21.6 million at December 31, 2012 and $19.6 million at September 30, 2013. The reduction in the accrual during the current year was principally due to payments. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

Intellectual Property
On April 16, 2012, the Federal Circuit reversed and vacated a judgment of invalidity by the United States District Court for the District of Delaware in a patent infringement lawsuit by Eurand, Inc. (now known as Aptalis Pharmatech, Inc.),

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Cephalon, Inc., and Anesta AG against Mylan Inc. and MPI in relation to MPI’s abbreviated new drug application for extended-release cyclobenzaprine hydrochloride. On May 12, 2011, the District Court found, after trial, the patents-in-suit invalid as obvious. On May 13, 2011, MPI launched its cyclobenzaprine hydrochloride extended-release capsules. Plaintiffs appealed the District Court’s finding of obviousness to the Federal Circuit, and on May 24, 2011, the District Court issued an injunction order enjoining Mylan from selling any additional cyclobenzaprine products pending the Federal Circuit’s decision. Plaintiffs were required to post a $10 million bond. Mylan appealed the District Court’s injunction and filed a motion to stay the injunction pending resolution of the appeal. On May 25, 2011, the Federal Circuit temporarily stayed the injunction pending full briefing on Mylan’s motion to stay. On July 7, 2011, the Federal Circuit reinstated the injunction preventing further sales pending a decision on the appeal. On April 16, 2012, the Federal Circuit reversed and vacated the District Court’s invalidity judgment and dismissed without prejudice Mylan’s appeal of the injunction. The Company filed a petition for rehearing en banc and on July 25, 2012, the petition was denied. The Company filed a petition for certiorari to the United States Supreme Court on October 23, 2012 and on January 14, 2013, the petition was denied. The case was remanded to the District Court for consideration of the issue of damages. On April 4, 2013, the District Court ordered that the effective date of approval of Mylan’s Abbreviated New Drug Application shall not be earlier than the later to expire of the patents-in-suit, unless otherwise ordered by the Court, and enjoined Mylan from manufacturing, using, offering to sell, selling, or importing its products until after the later of the expiration dates of the patents-in-suit, unless otherwise ordered by the Court. The trial on the issue of damages is scheduled to commence on September 2, 2014.

In these and other situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts (i.e., an “at-risk launch” situation). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in cases involving an “at-risk launch” could be material to our financial position, including our results of operations and cash flows.

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

15.	Subsequent Event
On October 29, 2013, the Board of Directors of the Company approved the repurchase of up to $500 million of the Company’s common stock either in the open market or through privately negotiated transactions. This share repurchase plan will be financed with available cash on hand, borrowings from the Company’s revolving credit facility or future debt issuances. The timing and the amount of any purchases will be determined by the Company based on an evaluation of market conditions, capital allocation alternatives, and other factors. The repurchase program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company”, “Mylan”, “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the Company’s Current Report on Form 8-K filed on May 28, 2013, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations for the three and nine months ended September 30, 2013 and the interim cash flows for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
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
Recent Developments
Senior Credit Agreement Refinancing and Senior Notes Issuance
In June 2013, the Company entered into a new credit agreement (the “Senior Credit Agreement”) with a syndication of banks which contains a $1.50 billion revolving credit facility (the “Revolving Facility”). Also in June 2013, the Company issued Senior Notes due 2016 and due 2018 with an aggregate principal amount of $1.15 billion. The proceeds from the senior notes issuance and borrowings under the Revolving Facility were used to repay the outstanding U.S. Term Loan under the 2011 Amended and Restated Credit Agreement, to redeem the outstanding 2017 Senior Notes and to pay the related fees and expenses of the foregoing transactions. During the second quarter of 2013, the Company incurred a pre-tax charge of approximately $8.7 million related to the Senior Credit Agreement refinancing transaction related to the write-off of deferred financing fees, which was included in other (expense) income, net, in the Condensed Consolidated Statements of Operations.

In the third quarter of 2013, the Company redeemed the 2017 Senior Notes for a total of $608.8 million, including a $58.8 million redemption premium. The Company recorded a pre-tax charge of approximately $63.9 million related to the redemption of the 2017 Senior Notes, comprised of the redemption premium and the write-off of deferred financing fees, which was included in other (expense) income, net, in the Condensed Consolidated Statements of Operations.
Agila Specialties
On February 27, 2013, the Company announced that it had signed a definitive agreement to acquire the Agila Specialties business, a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited for approximately $1.6 billion in cash plus contingent payments of up to $250 million subject to certain conditions. The transaction will be funded through $1 billion in committed financing and the use of cash on hand and borrowings from the Company’s revolving credit facility. Upon completion of the acquisition, the Company will significantly expand and strengthen its injectable product portfolio and gain entry into new geographic markets, including Brazil. The transaction is expected to close in the fourth quarter of 2013 and is subject to certain closing conditions and regulatory approvals.
Other Acquisitions
During 2013, the Company completed the acquisition of three separate manufacturing operations located in India, for which the aggregate purchase price was approximately $50 million in cash. As part of the purchase price allocations, goodwill in the aggregate of approximately $14 million was recognized within the Generics segment. The acquisitions did not have a material impact on the Company’s results of operations since the acquisition dates.
Share Repurchase Programs
On February 27, 2013, the Board of Directors of the Company approved the repurchase of up to $500 million of the Company’s common stock in the open market and through privately-negotiated transactions. The repurchase program was completed during the first quarter of 2013 with approximately 16.3 million shares of common stock repurchased. On October 29, 2013, the Board of Directors of the Company approved the repurchase of up to $500 million of the Company’s common stock either in the open market or through privately negotiated transactions. This share repurchase plan will be financed with available cash on hand, borrowings from the Company’s revolving credit facility or future debt issuances. The timing and the amount of any purchases will be determined by the Company based on an evaluation of market conditions, capital allocation alternatives, and other factors. The repurchase program does not require the Company to acquire any specific number of shares and may be modified, suspended, extended or terminated by the Company at any time without prior notice.

Financial Summary
For the three months ended September 30, 2013, Mylan reported total revenues of $1.77 billion, compared to $1.80 billion for the three months ended September 30, 2012. This represents a decrease in revenues of $34.4 million, or 1.9%. Consolidated gross profit for the current quarter was $808.5 million, compared to $793.1 million in the comparable prior year period, an increase of $15.4 million, or 1.9%. For the current quarter, earnings from operations were $339.8 million, compared to $334.7 million for the three months ended September 30, 2012, an increase of $5.1 million, or 1.5%.
Net earnings attributable to Mylan Inc. common shareholders decreased $52.3 million, or 24.8%, to $158.9 million for the three months ended September 30, 2013, compared to $211.3 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. common shareholders decreased from $0.51 to $0.40 for the three months ended September 30, 2013 compared to the prior year comparable period.
For the nine months ended September 30, 2013, the Company reported total revenues of $5.10 billion, compared to $5.07 billion for the nine months ended September 30, 2012. This represents an increase in revenues of $27.3 million, or 0.5%. Consolidated gross profit for the nine months ended September 30, 2013 was $2.24 billion, compared to $2.17 billion in the comparable prior year period, an increase of $78.4 million, or 3.6%. For the nine months ended September 30, 2013, earnings from operations were $862.3 million, compared to $846.7 million for the nine months ended September 30, 2012, an increase of $15.6 million, or 1.8%.
Net earnings attributable to Mylan Inc. common shareholders decreased $35.4 million, or 7.4%, to $443.5 million for the nine months ended September 30, 2013, compared to $478.9 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. common shareholders was $1.13 for both the nine months ended September 30,

2013 and 2012. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”
Results of Operations
Three Months Ended September 30, 2013, Compared to Three Months Ended September 30, 2012
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $1.77 billion, compared to $1.80 billion for the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current quarter were $1.76 billion, compared to $1.79 billion for the comparable prior year period, representing a decrease of $33.8 million, or 1.9%. Other third party revenues for the current quarter were $11.4 million, compared to $12.0 million for the comparable prior year period, a decrease of $0.6 million.
Mylan’s current quarter revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, Australia and Japan. When translating total revenues for the current quarter at prior year comparative period exchange rates (“constant currency”), the unfavorable impact of foreign currency translation on current quarter total revenues was approximately $38 million, or 2%. Total revenues were essentially flat when translating total revenues for the current quarter at prior year comparative period exchange rates. The contribution from new product launches in the current period of approximately $108 million was not as significant as the contribution in the comparable prior year period of approximately $299 million, a decline of approximately 65%. The North American generics business accounted for the majority of the decline in new product revenues. Offsetting this decline in new product revenues, was revenue growth in the Generics segment outside of North America and double digit revenue growth in the Specialty segment. On a constant currency basis, revenues from existing products decreased approximately $104 million, primarily as a result of a decline in pricing within the Generics segment.
Cost of sales for the three months ended September 30, 2013 was $958.9 million, compared to $1.01 billion for the comparable prior year period. Cost of sales for the current quarter is impacted by the amortization of acquired intangible assets and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled $94.7 million in the current quarter. The prior year comparable period cost of sales included similar purchase accounting and restructuring and other special items in the amount of $147.4 million. The decrease in current year purchase accounting and restructuring and other special items is principally the result of a $41.6 million in-process research and development asset impairment charge in the prior year. Excluding the amounts related to purchase accounting amortization and restructuring and other special items, cost of sales in the current quarter increased slightly to $864.2 million from $861.3 million.
Gross profit for the three months ended September 30, 2013 was $808.5 million, and gross margins were 45.7%. For the three months ended September 30, 2012, gross profit was $793.1 million, and gross margins were 44.0%. Excluding the purchase accounting and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 51% for the three months ended September 30, 2013 as compared to approximately 52% for the three months ended September 30, 2012. Gross margins were positively impacted in the current quarter as a result of the increase in sales of the EPIPEN® Auto-Injector by approximately 180 basis points and were positively impacted by higher margins on products launched in 2013 by approximately 200 basis points. These increases were more than offset by the impact of unfavorable pricing on existing products, including products launched in the prior year, in all regions within our Generics segment.
From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 38% of the Company’s total revenues for the three months ended September 30, 2013.
Generics Segment
For the current quarter, Generics third party net revenues were $1.40 billion, compared to $1.49 billion for the comparable prior year period, a decrease of $89.2 million, or 6.0%. Foreign currency had an unfavorable impact on third party net revenues for the current quarter. When translated at prior year foreign currency exchange rates, Generics third party net revenues for the current quarter would have decreased by approximately 3% when compared to the prior year period. Generics sales are derived primarily in or from North America, Europe, the Middle East and Africa (collectively, “EMEA”) and India, Australia, Japan and New Zealand (collectively, “Asia Pacific”).
Third party net revenues from North America were $706.5 million for the current quarter, compared to $823.2 million for the comparable prior year period, representing a decrease of $116.7 million, or 14.2%. The decrease in current quarter third party net revenues was due to a greater amount of revenue from new product launches in the prior year, which included the launches of Valsartan and Hydrochlorothiazide Tablets, USP, Pioglitazone and Escitalopram. Revenues from new product launches in the current quarter totaled $81 million versus $258 million in the comparable prior year period, a decline of almost 70%. The effect of foreign currency translation was insignificant within North America.
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
Third party net revenues from EMEA were $361.7 million for the three months ended September 30, 2013, compared to $325.6 million for the comparable prior year period, an increase of $36.1 million, or 11.1%. Translating current quarter third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year increase in third party net revenues of approximately $21 million, or 6%. This increase was primarily the result of a double-digit increase in revenues in Italy as a result of favorable volumes combined with new product introductions in France. Partially offsetting these increases was unfavorable pricing in a number of European markets in which Mylan operates, as a result of government-imposed pricing reductions and competitive market conditions.
Local currency revenues from Mylan’s business in France increased as compared to the prior year as a result of favorable volumes on new and existing products, partially offset by lower pricing due to government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in the third quarter of 2013, and we remain the market leader.
In addition to France and Italy, certain other markets in which we do business, including Spain, have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets that appear to favor generic products could help to offset some of the unfavorable effect by potentially increasing rates of generic substitution and penetration.
A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.
In Asia Pacific, third party net revenues were $330.6 million for the three months ended September 30, 2013, compared to $339.2 million for the comparable prior year period, a decrease of $8.6 million, or 2.5%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, third party net revenues would have increased by approximately $44 million, or 13%. This increase is primarily driven by higher third party sales from our operations in India, in particular, strong growth in the anti-retroviral (“ARV”) franchise.
The increase in third party net revenues from our operations in India is due to significant growth, excluding the effect of foreign currency, in sales of ARV products used in the treatment of HIV/AIDS, both finished dosage form (“FDF”) generic products and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were approximately $70.7 million and $68.1 million in the three months ended September 30, 2013 and 2012, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.
In Japan, excluding the effect of foreign currency, third party net revenues experienced double digit growth due to increased volumes and new product introductions. In Australia, local currency third party net revenues were slightly lower than the comparable prior year period as a result of significant government-imposed pricing reform, partially offset by new product introductions. As in EMEA, Australia has undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in that market.
Specialty Segment
For the current quarter, Specialty reported third party net revenues of $357.2 million, an increase of $55.4 million, or 18.4%, from $301.8 million for the comparable prior year period. The increase was the result of higher sales of the EPIPEN® Auto-Injector, which is used in the treatment of severe allergic reactions (anaphylaxis), as a result of favorable pricing and increased volume. The EPIPEN® Auto-Injector is the number one prescribed epinephrine auto-injector. In addition, Perforomist® Inhalation Solution sales increased by double digits from the comparable prior year period as a result of favorable pricing and volume.
Operating Expenses
Research & Development Expense
Research and development expense (“R&D”) for the three months ended September 30, 2013 was $114.0 million, compared to $108.3 million for the comparable prior year period, an increase of $5.7 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs, as well as the timing of internal and external product development projects.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $364.9 million, compared to $342.2 million for the comparable prior year period, an increase of $22.6 million. Factors contributing to the increase in SG&A include a fair value adjustment to increase the contingent consideration liability by approximately $15.0 million, as well as increased marketing costs incurred within the Specialty segment of approximately $8.4 million.
Litigation Settlements, net
During the three months ended September 30, 2013, the Company recorded a $10.2 million gain, net, for litigation settlements, principally related to recoveries of lost profits in patent infringement matters totaling approximately $20 million, including recoveries related to product launches. Offsetting these settlements were $6.2 million of charges related to a patent infringement matter in Europe. In the prior year, the Company recorded an $8.0 million charge, net, for litigation settlements, principally as a result of patent infringement matters in the United States (“U.S.”) and the United Kingdom.
Interest Expense
Interest expense for the three months ended September 30, 2013 totaled $74.0 million, compared to $76.1 million for the three months ended September 30, 2012. The decrease is primarily due to a lower effective interest rate in the current quarter due to refinancing transactions undertaken in previous periods. Included in interest expense is the amortization of the discounts on our convertible debt instruments and senior notes, net of amortization of the premium on our 2020 Senior Notes, totaling $7.6 million for the current quarter and $5.8 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the current quarter is $8.2 million compared to $8.3 million for the comparable prior year period.
Other (Expense) Income, Net
Other (expense) income, net, was expense of $70.6 million in the current quarter, compared to income of $6.2 million for the comparable prior year period. Other (expense) income, net, for the current quarter includes charges of approximately $63.9 million related to the redemption of the 2017 Senior Notes, comprised of the redemption premium and the write-off of deferred financing fees. Other (expense) income, net, also includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income.

Nine Months Ended September 30, 2013, Compared to Nine Months Ended September 30, 2012
Total Revenues and Gross Profit
For the nine months ended September 30, 2013, Mylan reported total revenues of $5.10 billion, compared to $5.07 billion for the comparable prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the nine months ended September 30, 2013 were $5.06 billion, compared to $5.04 billion for the comparable prior year period, representing an increase of $21.9 million, or 0.4%. Other third party revenues for the nine months ended September 30, 2013 were $37.8 million, compared to $32.4 million for the comparable prior year period, an increase of $5.4 million.
Mylan’s revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India and Japan. When translating total revenues for the current year period at prior year comparative period exchange rates, the unfavorable impact of foreign currency translation on total revenues was approximately $82 million, or 2%. The contribution from new product launches in the current period of approximately $229 million was not as significant as the contribution in the comparable prior period of approximately $783 million, a decline of approximately 70%. On a constant currency basis, revenues from existing products decreased approximately $125 million, which included a decline in pricing of approximately $447 million and an increase in volume of approximately $322 million. The North American generics business accounted for the majority of the decline in new product revenues. Offsetting this decline in new product revenues, was revenue growth in the Generics segment outside of North America and double digit revenue growth in the Specialty segment.
Cost of sales for the nine months ended September 30, 2013 was $2.86 billion, compared to $2.91 billion for the prior year. Cost of sales for the current period is impacted by the amortization of acquired intangible assets and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $289.5 million. Prior year cost of sales included similar purchase accounting and restructuring and other special items in the amount of $353.8 million. The decrease in current year purchase accounting and restructuring and other special items is principally the result of in-process research and development asset impairment charges of $41.6 million in the prior year as compared to $5.1 million in the current year, as well as costs incurred in the prior year due to the ratification of a new union collective bargaining agreement. Excluding these amounts, cost of sales increased slightly to $2.57 billion from $2.55 billion, corresponding to the increase in sales.
Gross profit for the nine months ended September 30, 2013 was $2.24 billion, and gross margins were 44.0%. For the nine months ended September 30, 2012, gross profit was $2.17 billion, and gross margins were 42.7%. Excluding the purchase accounting and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 50% in both the nine months ended September 30, 2013 and 2012. Gross margins were positively impacted by 2013 new product introductions, which increased gross margins by approximately 140 basis points, and favorable pricing on the EPIPEN® Auto-Injector in our Specialty segment, the impact of which was approximately 100 basis points. These increases were fully offset by lower gross margins on existing products, including products launched in the prior year, principally as a result of unfavorable pricing in Generics.
From time to time, a limited number of our products may represent a significant portion of our net revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 31% of the Company’s total revenues for the nine months ended September 30, 2013.
Generics Segment
For the nine months ended September 30, 2013, Generics third party net revenues were $4.26 billion, compared to $4.36 billion in the comparable prior year period, a decrease of $104.3 million, or 2.4%. Translating Generics third party net revenues for the current period at prior year foreign currency exchange rates would have resulted in a year-over-year decline of approximately $22 million, or less than 1%.
Third party net revenues from North America were $2.16 billion for the nine months ended September 30, 2013, compared to $2.43 billion for the comparable prior year period, representing a decrease of $271.3 million, or 11.2%. The decrease in current period third party net revenues was due to a greater amount of revenue from new product launches in the prior year ($685 million) as compared to the current year ($170 million). This reduction was principally due to the launch of

Escitalopram in the first quarter of 2012, our most significant product launch with shared exclusivity in the prior year. The effect of foreign currency translation was insignificant within North America.
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
Third party net revenues from EMEA were $1.11 billion for the nine months ended September 30, 2013, compared to $987.9 million for the comparable prior year period, an increase of $119.2 million, or 12.1%. Translating current period third party net revenues from EMEA at comparable prior year period exchange rates would have resulted in a year-over-year increase in third party net revenues of approximately $98 million, or 10%. This increase was primarily the result of a double-digit increase in revenues in France and Italy as a result of new product revenue and favorable volumes. Partially offsetting these increases was unfavorable pricing in a number of European markets in which Mylan operates, as a result of government-imposed pricing reductions and competitive market conditions.
Local currency revenues from Mylan’s business in France increased as compared to the prior year period as a result of the impact of favorable volumes on new and existing products, partially offset by lower pricing due to government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in 2013, and we remain the market leader.
In the United Kingdom, local currency third party net revenues increased as compared to the prior year period as a result of the impact of favorable pricing on some existing products and new product introductions.
In addition to France and Italy, certain other markets in which we do business, including Spain, have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets that appear to favor generic products could help to offset some of this unfavorable effect by potentially increasing rates of generic substitution and penetration.
A number of markets in which we operate have implemented or may implement tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.
In Asia Pacific, third party net revenues were $993.1 million for the nine months ended September 30, 2013, compared to $945.4 million for the comparable prior year period, an increase of $47.8 million, or 5.1%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, net third party revenues would have increased by approximately $149 million, or 16%. This increase is primarily driven by higher third party sales from our operations in India, in particular, strong growth in the ARV franchise.
The increase in third party net revenues from our operations in India is due to significant growth, excluding the effect of foreign currency, in sales of ARV products used in the treatment of HIV/AIDS, both FDF generic products and API. In addition to third party sales, the Asia Pacific region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $219.7 million for the nine months ended September 30, 2013, compared to $201.1 million for the prior year. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.
In Japan, third party net revenues, excluding the effect of foreign currency, experienced double digit growth due to increased volumes and new product introductions. In Australia, local currency third party net revenues were slightly lower than the prior year as a result of significant government-imposed pricing reform, partially offset by new product sales. As in EMEA, both Australia and Japan have undergone government-imposed price reductions, which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment
For the nine months ended September 30, 2013, Specialty reported third party net revenues of $805.7 million, an increase of $126.2 million, or 18.6%, from the comparable prior year period of $679.4 million. The increase was the result of higher sales of the EPIPEN® Auto-Injector as a result of favorable pricing and increased volume. In addition, Perforomist® Inhalation Solution sales increased by double digits from the comparable prior year period as a result of favorable pricing.
Operating Expenses
Research & Development Expense
R&D for the nine months ended September 30, 2013 was $351.9 million, compared to $283.6 million for the comparable prior year period, an increase of $68.3 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs, as well as the timing of internal and external product development projects. In addition, during the nine months ended September 30, 2013, licensing payments of approximately $23.0 million are included as a component of R&D.
Selling, General & Administrative Expense
SG&A for the nine months ended September 30, 2013 was $1.03 billion, compared to $1.04 billion for the comparable prior year period, a decrease of $6.2 million. Factors contributing to the decrease in SG&A include lower sales and marketing costs in Japan of approximately $25.2 million as compared to the prior year as a result of the collaboration with Pfizer Japan. Under the collaboration, Pfizer Japan is responsible for the commercialization of the combined generics portfolio and managing the marketing and sales effort. Offsetting these decreases in SG&A were acquisition related costs of approximately $24.8 million during the nine months ended September 30, 2013.
Litigation Settlements, net
During the nine months ended September 30, 2013, the Company recorded a $1.4 million gain, net, for litigation settlements, principally related to recoveries of lost profits in patent-infringement matters totaling approximately $20 million, including recoveries related to product launches. These recoveries were offset by a $10.3 million charge related to a European Commission matter and $6.2 million of charges related to a patent infringement matter in Europe. In the prior year period, the Company recorded a $2.1 million gain, net, comprised of gains of $34 million for the favorable resolution of patent infringement matters, partially offset by a $20 million charge related to pricing litigation matters and other patent infringement matters.
Interest Expense
Interest expense for the nine months ended September 30, 2013 totaled $233.7 million, compared to $234.1 million for the nine months ended September 30, 2012. Included in interest expense is the amortization of the discounts on our convertible debt instruments and senior notes, net of amortization of the premium on our 2020 Senior Notes, totaling $20.1 million for the nine months ended September 30, 2013 and $23.3 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the nine months ended September 30, 2013 was $23.9 million compared to $24.0 million for the comparable prior year period.
Other (Expense) Income, Net
Other (expense) income, net, was expense of $74.4 million in the nine months ended September 30, 2013, compared to income of $0.6 million for the comparable prior year period. Other (expense) income, net, for the current year period includes charges of approximately $63.9 million related to the redemption of the 2017 Senior Notes, comprised of the redemption premium and the write-off of deferred financing fees. In addition, the Company incurred charges of approximately $8.7 million in conjunction with the Senior Credit Agreement refinancing transaction related to the write-off of deferred financing fees. Other (expense) income, net, also includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income.

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

The significant items excluded from Adjusted Earnings and Adjusted EPS include:
Acquisition-Related Items
The ongoing impact of certain amounts recorded in connection with acquisitions is excluded. These amounts include the amortization of intangible assets and inventory step-up, intangible asset impairment charges (including in-process research and development), accretion and the fair value adjustments related to contingent consideration and certain acquisition financing related costs. These costs are excluded because management believes that excluding them is helpful to understanding the underlying, ongoing operational performance of the business.
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

•
The pre-tax loss of the Company’s investments in clean energy partnerships, whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code; only included in Adjusted Earnings and Adjusted EPS is the net tax effect of the entity’s activities;

•	Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and

•	Certain costs related to financing transactions, new operations and significant alliances/business partnerships.

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

A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except per share amounts)	2013		2012		2013		2012
GAAP net earnings attributable to Mylan Inc. and diluted GAAP EPS	$158.9	$0.40	$211.3	$0.51	$443.5	$1.13	$478.9	$1.13
Purchase accounting related amortization (included in cost of sales) (a)	85.1		128.7		262.7		303.0
Litigation settlements, net	(5.4)		7.9		3.3		(2.0)
Interest expense, primarily amortization of convertible debt discount	9.5		6.8		26.1		27.2
Non-cash accretion and fair value adjustments of contingent consideration liability	23.2		8.0		27.0		32.0
Clean energy investments pre-tax loss (b)	5.2		4.6		13.1		12.3
Financing related costs (included in other (expense) income, net)	63.9		—		72.6		—
Acquisition related costs (primarily included in selling, general and administrative expense)	5.3		—		29.9		—
Restructuring and other special items included in:
Cost of sales	9.6		18.7		26.8		50.8
Research and development expense	1.3		4.2		25.5		7.0
Selling, general and administrative expense	14.3		18.6		50.0		65.6
Other (expense) income, net	16.8		—		20.7		1.3
Tax effect of the above items and other income tax related items	(63.4)		(67.5)		(169.4)		(156.3)
Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$324.3	$0.82	$341.3	$0.83	$831.8	$2.11	$819.8	$1.94
Weighted average diluted common shares outstanding	395.5		411.6		393.9		422.8

(a)
Purchase accounting related amortization expense for the nine months ended September 30, 2013 includes $5.1 million of in-process research and development asset impairment charges. For the three and nine months ended September 30, 2012, purchase accounting related amortization expense includes $41.6 million of in-process research and development asset impairment charges.

(b)
Adjustment represents exclusion of the pre-tax loss related to Mylan’s investments in clean energy partnerships, the activities of which qualify for income tax credits under section 45 of the U.S. Internal Revenue Code. The amount is included in other (expense) income, net.

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
Net cash provided by operating activities increased by $30.7 million to $688.7 million for the nine months ended September 30, 2013, as compared to net cash provided by operating activities of $658.0 million for the nine months ended September 30, 2012. The net increase in cash provided by operating activities was principally due to the following:

•	a net decrease in the amount of cash used through changes in deferred income taxes of $42.0 million;

•
a net decrease in the amount of cash used through changes in other operating assets and liabilities of $112.1 million, as a result of a decline in legal settlement payments. During the nine months ended September 30, 2012, the Company made litigation settlement payments of approximately $100.2 million, principally related to the pricing litigation matters; and

•	a net increase in the amount of cash provided through changes in trade accounts payable of $153.9 million as a result of the timing of cash payments.
These items were offset by the following:

•
a decrease in net earnings of $35.1 million, combined with a decrease in the amount of non-cash expenses for depreciation and amortization totaling $43.9 million as a result of prior year impairment charges that did not recur in 2013;

•	a net increase in the amount of cash used for accounts receivable, including estimated sales allowances, of $99.5 million, reflecting the timing of sales and cash collections;

•	a net increase of $55.8 million in the amount of cash used through changes in inventory balances; and

•
during 2013 the Company redeemed its 7.625% Senior Notes due 2017 (“2017 Senior Notes”) for a total of $608.8 million, including a $58.8 million redemption premium, which is included as an outflow in cash from operating activities.

Cash used in investing activities was $363.2 million for the nine months ended September 30, 2013, as compared to $217.8 million for the nine months ended September 30, 2012, an increase of $145.4 million. Capital expenditures, primarily for equipment and facilities, were approximately $238.5 million in the current period, as compared to $159.9 million in the comparable prior year period. The increase as compared to 2012 is the result of expenditures to expand our global operating platform, including capital investments in our strategic growth drivers. While there can be no assurance that current expectations will be realized, capital expenditures for the 2013 calendar year are expected to be approximately $300 million to $400 million. In addition, during the nine months ended September 30, 2013, cash paid for acquisitions totaled $50.9 million and restricted cash increased $49.0 million.
During the nine months ended September 30, 2012, the Company paid approximately $70 million to acquire product rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals. This cash outflow is included in other investing activities on the Condensed Consolidated Statements of Cash Flows.
Cash used in financing activities was $316.0 million for the nine months ended September 30, 2013, as compared to $485.3 million for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Company issued $500 million aggregate principal amount of 1.80% Senior Notes due 2016 and $650 million aggregate principal amount of 2.60% Senior Notes due 2018, the proceeds of which were principally utilized to repay the remaining balance on the U.S. Term Loans under the Prior Credit Agreement of $1.13 billion. Also, during the nine months ended September 30, 2013, the Company redeemed its 2017 Senior Notes for a total of $608.8 million, including a $58.8 million redemption premium and the payment for the principal amount of the 2017 Notes of $550 million, which is included within financing activities. During the nine months ended September 30, 2013, net borrowings under our Revolving Facility totaled $460 million, and the Company borrowed an additional $157 million under our Receivables Facility. The proceeds of these borrowings were principally utilized to fund the redemption of the 2017 Senior Notes and a share repurchase program of approximately $500 million, which was completed in the first quarter of 2013 through the repurchase of approximately 16.3 million shares of common stock.
The Company has no other significant long-term debt due for the remainder of 2013 or 2014. The Company’s next significant debt maturity is in 2015, and our current intention is to repay such amounts at maturity using available liquidity. In addition, our cash and cash equivalents at our foreign subsidiaries totaled $353 million at September 30, 2013. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our foreign subsidiaries.
As of September 30, 2013, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the September 30, 2013 period was more than 130% of the applicable conversion reference price of $13.32, the $574 million of Cash Convertible Notes was currently convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
The Company is involved in various disputes, governmental and/or regulatory inquiries and proceedings and litigation matters that arise from time to time. The Company is also party to certain litigation matters for which Merck KGaA has agreed to indemnify the Company, pursuant to the agreement by which Mylan acquired the former Merck Generics business. While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceedings. It is possible that an unfavorable resolution of any matter, or the inability or denial of Merck KGaA, another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s financial position, results of operations and cash flows. We have approximately $108 million accrued for such legal contingencies. The Company is involved in various other legal proceedings that are considered normal to its business. While it is not possible to predict the ultimate outcome of such other proceedings, the ultimate outcome of any such proceedings is not currently expected to be material to the Company’s financial position, results of operations or cash flows.
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
At September 30, 2013 and December 31, 2012, we had $55.0 million and $58.0 million outstanding under existing letters of credit. Additionally, as of September 30, 2013, we had $137.3 million available under the $150 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at September 30, 2013 are as follows for each of the periods ending December 31:

(In thousands)	Cash Convertible Notes	2016 Senior Notes	2018 - 6.0% Senior Notes	2018 - 2.6% Senior Notes	2020 Senior Notes	2023 Senior Notes	Revolving Facility	Total
2013	$3	$—	$—	$—	$—	$—	$—	$3
2014	—	—	—	—	—	—	—	—
2015	573,963	—	—	—	—	—	—	573,963
2016	—	500,000	—	—	—	—	—	500,000
2017	—	—	—	—	—	—	—	—
Thereafter	—	—	800,000	650,000	1,000,000	750,000	460,000	3,660,000
Total	$573,966	$500,000	$800,000	$650,000	$1,000,000	$750,000	$460,000	$4,733,966

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
The Company has a $400 million accounts receivable securitization facility (the “Receivables Facility”). Any amounts outstanding under the facility are recorded as a secured loan and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. At September 30, 2013, there were $337 million of short-term borrowings outstanding under the Receivables Facility. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to a maximum of $500 million.
We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The amount of contingent consideration recorded was $406.2 million and $379.2 million at September 30, 2013 and December 31, 2012, respectively. In addition, the Company expects to incur approximately $32 million to $34 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.
The fair value measurement of contingent consideration is determined using Level 3 inputs. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at September 30, 2013 and December 31, 2012, which was calculated as the present value of the estimated future net cash flows using a market rate of return at September 30, 2013. Discount rates ranging from 1.9% to 11.0% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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
There are no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

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

10.1	Executive Employment Agreement, dated as of July 31, 2013, between the registrant and John D. Sheehan.*

10.2	Amended and Restated Form of Stock Option Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik.*

10.3	Amended and Restated Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik.*

10.4	Amended and Restated Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
October 31, 2013

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
October 31, 2013

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting
Officer and Corporate Controller
(Principal Accounting Officer)
October 31, 2013

EXHIBIT INDEX

10.1	Executive Employment Agreement, dated as of July 31, 2013, between the registrant and John D. Sheehan.*

10.2	Amended and Restated Form of Stock Option Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik.*

10.3	Amended and Restated Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik.*

10.4	Amended and Restated Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Denotes management contract or compensatory plan or arrangement.