Form 10-K
period 2013-12-31
MYLAN INC.
filed 2014-02-27
CIK 69499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .
Commission file number 1-9114
MYLAN INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1211621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Mylan Boulevard, Canonsburg, Pennsylvania 15317
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $11,772,902,098.
The number of shares outstanding of common stock of the registrant as of February 21, 2014, was 371,912,507.
INCORPORATED BY REFERENCE

Document	Part of Form 10-K into Which Document is Incorporated
Proxy Statement for the 2014 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2013.
III

MYLAN INC.
INDEX TO FORM 10-K
For the Year Ended December 31, 2013

PART I

ITEM 1.	Business

Mylan Inc., along with its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”), is a leading global pharmaceutical company, which develops, licenses, manufactures, markets and distributes generic, branded generic and specialty pharmaceuticals. Mylan is committed to setting new standards in health care and our mission is to provide the world’s 7 billion people access to high quality medicine. To do so, we innovate to satisfy unmet needs; make reliability and service excellence a habit; do what's right, not what's easy; and impact the future through passionate global leadership.

Mylan offers one of the industry’s broadest product portfolios, including more than 1,300 marketed products, to customers in approximately 140 countries and territories. We operate a global, high quality vertically-integrated manufacturing platform, which includes more than 35 manufacturing facilities around the world and one of the world’s largest active pharmaceutical ingredient (“API”) operations. We also operate a strong research and development (“R&D”) network that has consistently delivered a robust product pipeline. Additionally, Mylan has a specialty business that is focused on respiratory and allergy therapies.

Overview
Throughout its history, Mylan has been recognized as a leader in the United States (“U.S.”) generic pharmaceutical industry. Our leadership position is the result of, among other factors, our ability to efficiently obtain Abbreviated New Drug Application (“ANDA”) approvals and our reliable and high quality supply chain.

Since 2007, through organic growth and transformative acquisitions, Mylan has become one of the largest generic and specialty pharmaceuticals companies in the world today in terms of revenue and is now recognized as an industry leader globally.

On December 4, 2013, we acquired the Agila Specialties business (‘‘Agila’’), a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited (‘‘Strides Arcolab’’) for approximately $1.4 billion, which includes contingent consideration estimated at $250 million. Through this acquisition, along with our earlier acquisitions of Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited), Merck KGaA’s generics and specialty pharmaceutical business, Bioniche Pharma Holdings Limited (“Bioniche Pharma”) and Pfizer Inc.’s respiratory delivery platform (the “respiratory delivery platform”), we have created a horizontally and vertically integrated platform with global scale, augmenting our diversified product portfolio and further expanding our range of capabilities, all of which we believe position us well for the future.

Today, in addition to the U.S., Mylan has a robust worldwide commercial presence in the generic pharmaceutical market, including leadership positions in France and Australia and several other key European markets as well as markets around the world. Mylan is also a leader in branded specialty pharmaceuticals focusing on respiratory and allergy products.

Currently, Mylan markets a global portfolio of more than 1,300 different products covering a vast array of therapeutic categories. We offer an extensive range of dosage forms and delivery systems, including oral solids, topicals, liquids and semi-solids while focusing on those products that are difficult to formulate and manufacture, and typically have longer life cycles than traditional generic pharmaceuticals, including transdermal patches, high potency formulations, injectables, controlled-release and respiratory products. In addition, we offer a wide range of antiretroviral therapies (“ARVs”), upon which a large percentage of HIV/AIDS patients in developing countries depend. Mylan also operates one of the largest API manufacturers, supplying low cost, high quality API for our own products and pipeline as well as for a number of third parties.

We believe that the breadth and depth of our business and platform provide certain competitive advantages in major markets in which we operate, including less dependency on any single market or product. As a result, we are better able to successfully compete on a global basis than many of our competitors.

Our Operations
Mylan was incorporated in Pennsylvania in 1970 and operates in two segments, “Generics” and “Specialty.” Our revenues are derived primarily from the sale of generic and branded generic pharmaceuticals, specialty pharmaceuticals and API. Our generic pharmaceutical business is conducted primarily in the U.S. and Canada (collectively, “North America”); Europe, the Middle East, and Africa (collectively, “EMEA”); and India, Australia, Japan, New Zealand and Brazil (collectively, “Rest of World”). References in this Annual Report to Asia Pacific represent our generic pharmaceutical business in India,

Australia, Japan and New Zealand prior to the acquisition of Agila and the inclusion of Brazil within the Rest of World. Our API business is conducted through Mylan Laboratories Limited (“Mylan India”), which is included within the Rest of World in our Generics segment. Our specialty pharmaceutical business is conducted by Mylan Specialty L.P. (“Mylan Specialty”). Refer to Note 13 for Consolidated Financial Statements included in Item 8 in this Form 10-K for additional information related to our segments, including our geographic markets.

The Company’s corporate headquarters is located in Canonsburg, Pennsylvania. Our global operational footprint, including the locations of our manufacturing facilities, global R&D centers of excellence and technology focused development sites, along with the sites’ primary activities, are detailed on the map below:

Our global manufacturing platform serves as an important component for the successful execution of our continued transformation. We own six production, distribution and warehousing facilities in the U.S. and Puerto Rico, including significant production and distribution sites in Morgantown, West Virginia; St. Albans, Vermont; Caguas, Puerto Rico; and, Greensboro, North Carolina. Outside the U.S. and Puerto Rico, we own production, distribution and warehousing facilities in nine countries, including key facilities in India, Australia, Japan, Ireland, Brazil, Hungary and Poland. The Company also leases warehousing, distribution and administrative facilities in numerous locations, both within and outside of the U.S., including properties in New York, France, India and the United Kingdom (“U.K.”). All of the production, distribution and warehousing facilities are included within the Generics segment; however, certain locations also support our Specialty segment.

Our global R&D centers of excellence are located in Morgantown, West Virginia and Hyderabad, India. We also have specific R&D technology centers of excellence in Ireland, India, the U.K. and Japan.

We believe that all facilities are in good operating condition, the machinery and equipment are well-maintained, the facilities are suitable for their intended purposes and they have capacities adequate for the current operations.

Generics Segment
North America
The U.S. generics market is the largest in the world, with generic prescription sales of $50.0 billion for the twelve months ended November 2013. Mylan holds the number one ranking in the U.S. generics prescription market in terms of sales and the number two ranking in terms of prescriptions dispensed. Approximately one in every 12 prescriptions dispensed in the U.S. is a Mylan product. Our sales in the U.S. are derived primarily from the sale of oral solid dosage, injectable and transdermal products and unit dose offerings. In the U.S., we have one of the largest product portfolios among all generic pharmaceutical companies, consisting of approximately 320 products, of which approximately 260 are in capsule or tablet form in an aggregate of approximately 790 dosage strengths. Included in these totals are approximately 40 extended-release products in a total of approximately 100 dosage strengths.

We manufacture and sell a diverse portfolio of injectable products across several key therapeutic areas, including antineoplastics, anti-infectives, anesthesia/pain management and cardiovascular. Our product offerings include a diverse portfolio of approximately 60 injectable products (branded and generic) in a total of approximately 130 dosage strengths. With the acquisition of Agila, Mylan brings an even broader portfolio to the injectables market, including doubling our injectables portfolio to 120 products and increasing our production capacity from approximately 350 million units in 2013 to approximately 650 million units by 2016. In addition, Agila provides us with diversity and increased technological capabilities built upon industry-leading sterile manufacturing, enhanced lyophilization processes, advanced delivery systems and facilities dedicated to beta-lactams and penems. Through our acquisition of Agila, we also acquired a 50% equity interest in Sagent Agila LLC (“Sagent Agila”). Sagent Agila was established in January 2007 to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market.

Our unit dose business focuses on providing one of the largest product portfolios along with innovative packaging and barcoding that supports bedside verification for customers throughout the U.S. and Canada. These customers include hospitals, group purchasing organizations (“GPOs”), long term care facilities, wholesalers, surgical services, home infusion service providers, correctional facilities, specialty pharmacies and retail outlets. In addition to the products we package in the U.S., we also market approximately 60 generic products in a total of approximately 85 dosage strengths under supply and distribution agreements with wholesalers.

Also included in our U.S. product portfolio are four transdermal patch products in a total of 18 dosage strengths. Our Fentanyl Transdermal System (“Fentanyl”) was the first AB-rated generic alternative to Duragesic® on the market and was also the first generic class II narcotic transdermal product ever approved. Our Fentanyl product currently remains the only AB-rated generic alternative approved in all strengths.

We believe that the breadth and quality of our product offerings help us to successfully meet our customers’ needs and to better compete in the generic industry over the long-term. The future growth of our U.S. generics business is partially dependent upon continued acceptance of generic products as low cost alternatives to branded pharmaceuticals, a trend which is largely outside of our control. However, we believe that we can maximize the profitability of our generic product opportunities by continuing our proven track record of bringing to market high quality products that are difficult to formulate or manufacture. Over the last several years we have successfully introduced many generic products that are difficult to formulate or manufacture and continue to be meaningful contributors to our business several years after their initial launch. Additionally, we expect to achieve growth in our U.S. business by launching new products for which we may attain U.S. Food and Drug Administration (“FDA”) first-to-file status with Paragraph IV certification. As described further in the “Product Development and Government Regulation” discussion below, Paragraph IV certification makes the product approval holder eligible for a period of generic marketing and distribution exclusivity.

In Canada, we offer a portfolio of approximately 150 products in an aggregate of approximately 340 dosage strengths and currently rank fifth in terms of market share in the generic prescription market. Canada is the world’s sixth largest generic prescription market by value and the eighth largest generic prescription market by volume, with sales of $4.1 billion for the twelve months ended November 2013. As in the U.S., growth in Canada will be dependent upon acceptance of generic products as low cost alternatives to branded pharmaceuticals. Further, we plan to leverage the strength and reliability of the Mylan brand to foster growth throughout the region. With the recent acquisition of Agila, we are further diversifying our pharmaceutical portfolio by adding generic injectable products in the Canadian market.

EMEA
Our generic pharmaceutical sales in EMEA are generated primarily by our wholly owned subsidiaries in Europe, through which we have operations in 21 countries. The types of markets within Europe vary from country to country; however, when combined, the European market is the second largest generic pharmaceutical market in the world in terms of value. Within Europe, by value, the generic prescription market in Germany is the largest, followed by France, the U.K., Spain and Poland, respectively. Of the top ten generic prescription markets in Europe, we hold leadership positions in several markets, described below, including the number one market share position in France, the number two market share position in Italy and the number three market share position in Portugal.

The European generic prescription market varies significantly by country in terms of the extent of generic penetration, the key decision maker in terms of drug choice and other important aspects. Some countries, including Germany, the U.K., the Netherlands and Poland, are characterized by relatively high generic penetration, ranging between 60% and 71% of total prescription market sales in the twelve months ended November 2013, based on volume. Conversely, other major European markets, including France, Italy and Spain, are characterized by much lower generic penetration, ranging between 18% and

39% of total prescription sales in the twelve months ended November 2013, based on volume. However, recent actions taken by governments, particularly in these latter under-penetrated countries, to reduce health care costs could encourage further use of generic pharmaceutical products. In each of these under-penetrated markets, in addition to growth from new product launches, we expect our future growth to be driven by increased generic utilization and penetration.

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

France
In France, we market a portfolio, including both oral solid and injectable dosage forms, of approximately 280 products in an aggregate of approximately 940 dosage strengths. We have the highest market share in the company-branded generic prescription market, with a share of approximately 26%. Our future growth in the French market is expected to come primarily from new product launches and increased generic utilization and penetration through government initiatives.

Italy
In Italy, we market a portfolio of approximately 180 products in an aggregate of approximately 350 dosage strengths. We have the second highest market share in the company-branded generic prescription market. We believe that the Italian generic market is under-penetrated, with company-branded generics representing approximately 19% of the Italian pharmaceutical market, based on volume. The Italian government has put forth only limited measures aimed at encouraging generic use, and as a result, generic substitution is still in its early stages. Our growth in the Italian generics market will be fueled by increasing generic utilization and penetration and new product launches.

U.K.
In the U.K., we market a portfolio of approximately 180 products in an aggregate of approximately 360 dosage strengths. Mylan is ranked fifth in the U.K. generic prescription market, in terms of value, with an estimated market share of approximately 8%. Mylan is well positioned in the U.K. as a preferred supplier to wholesalers and is also focused on areas such as multiple retail pharmacies and hospitals. The U.K. generic prescription market is highly competitive, and any growth in the market will stem from new product launches although we expect that the value will continue to be affected by price erosion.

Spain
In Spain, we market a portfolio of approximately 130 products in an aggregate of approximately 250 dosage strengths. We have the seventh highest market share in the company-branded generic prescription market. The company-branded generic market comprised approximately 32% of the total Spanish pharmaceutical market by volume for the twelve months ended November 2013. We view further generic utilization and penetration of the Spanish market to be a key driver of our growth in that country.

The Netherlands

In the Netherlands, we market a portfolio of approximately 230 products in an aggregate of approximately 460 dosage strengths. We have the fourth largest market share in the company-branded generic prescription market. The Netherlands is characterized by relatively high generic penetration representing approximately 60% of total prescription market sales in the twelve months ended November 30, 2013, based on volume.

Germany
In Germany, we market a portfolio of approximately 160 products in an aggregate of approximately 350 dosage strengths. A tender system has been implemented in Germany and, as a result, health insurers play a major role in this market. Under a tender system, health insurers invite manufacturers to submit bids that establish prices for generic pharmaceuticals. Pricing pressures result from an effort to win the tender. As a result of these tenders, our business in Germany has declined, and future growth in the German marketplace will depend upon our ability to compete based primarily on price.

Poland

As part of the acquisition of Agila, we acquired an injectable manufacturing facility in Poland. The facility specializes in the production of injectable doses including ampoules, liquid vials and pre-filled syringes. We manufacture approximately 20 products in an aggregate of approximately 50 dosage strengths, primarily for distribution within Europe. In addition, we also operate a commercial business in Poland focused on the generic prescription market. Our future growth is expected to come from increasing the production capacity of our injectable facility and through new product launches.

Other EMEA Locations
We have a notable presence in other European company-branded generic prescription markets, including Portugal, where we hold the third highest market share. We also operate in several other European markets, including Ireland, the Nordic countries (principally Sweden and Finland), Belgium, the Czech Republic and Hungary. Additionally, we have an export business which is focused on Africa and the Middle East.

Rest of World
We market generic pharmaceuticals in the Rest of World through subsidiaries in India, Australia, Japan, New Zealand, Brazil and Taiwan. We also participate in a collaboration with Pfizer Japan Inc. (“Pfizer Japan”) to develop, manufacture, distribute and market generic drugs in Japan. Additionally, through Mylan India, we market API to third parties and also supply other Mylan subsidiaries. We have the highest market share in both the Australian and New Zealand generic pharmaceuticals markets.

India
Mylan India manufactures and supplies low cost, high quality API for our own products and pipeline, as well as for numerous third parties. Mylan India is one of the world's largest API manufacturers as measured by the number of drug master files (“DMFs”) filed with regulatory agencies and is among the leaders in supplying API for the manufacturing of ARV drugs. Mylan India also produces a line of finished dosage form (“FDF”) products for the ARV market, which are sold mostly outside of India. Additionally, Mylan India manufactures non-ARV FDF products that are marketed and sold to third parties by other Mylan operations around the world. Expansion of Mylan India’s portfolio and an increase in product sales within India and other geographies both are key drivers of our future growth.

In addition to the sale of FDF products, we currently have approximately 275 APIs in the market or under development and we focus our marketing efforts on regulated markets such as the U.S. and the European Union (the “EU”). We produce API for use in the manufacture of our own pharmaceutical products, as well as for use by third parties, in a wide range of categories, including anti-bacterials, central nervous system agents, anti-histamine/anti-asthmatics, cardiovasculars, anti-virals, anti-diabetics, anti-fungals, proton pump inhibitors and pain management drugs.

Mylan India has nine API and intermediate manufacturing facilities, five FDF facilities and two injectable facilities. All of these facilities are located in India, with the exception of one, which is located in China. Eight of the API facilities and two FDF facilities located in India have been successfully inspected by the FDA, which makes Mylan India one of the largest companies in India in terms of API manufacturing facilities that have passed FDA inspection. From an API standpoint, growth is dependent upon us continuing to leverage our R&D capabilities to produce high quality, low cost API, while capitalizing on the greater API volumes afforded through our vertically integrated platform.

In August 2012, Mylan India commenced commercial operations in India starting with the launch of a comprehensive portfolio of FDF ARV products for the treatment of HIV/AIDS. In June 2013, Mylan India added a portfolio of women’s health care products focused on hormone and infertility treatments along with nutritional supplements. In October 2013, Mylan’s partner, Biocon Limited (“Biocon”), received approval for Trastuzumab from the Drug Controller General of India. Trastuzumab is one of the five biosimilar products Mylan is developing in partnership with Biocon for the global marketplace. The product is a biosimilar to Roche's Herceptin®, indicated for the treatment of HER2 overexpressing breast cancer. We launched this product in India in early 2014 and are marketing the product under the trade name Hertraz. Mylan India expects to continue to enhance its commercial portfolio in India by adding products from additional therapeutic categories and increase its sales force across India.

Agila has a broad product portfolio of more than 375 filings approved globally and marketed through a network covering 75 countries, including, as of November 2013, approximately 320 filings pending approval globally. Agila’s product portfolio includes approximately 115 products, of which approximately 90 are new to Mylan’s overall product portfolio. As of

December 2013, Agila had over 80 ANDAs approved by the FDA and 136 ANDAs pending FDA approval. Agila manufactures products at nine facilities in India, Brazil and Poland, eight of which have been successfully inspected by the FDA. Six of Agila’s manufacturing facilities are located in India. Agila’s manufacturing capabilities include vials, pre-filled syringes, ampoules and lyophilization with a focus on antineoplastics, penems, penicillins, ophthalmics and peptides.

Australia
The generic pharmaceutical market in Australia had sales of approximately $2.3 billion during the twelve months ended June 2013. Our Australian operation has the highest market share in the off-patent market with an estimated 27% market share by volume and we offer a portfolio of approximately 180 products in an aggregate of approximately 375 dosage strengths. The Australian generics market is still underdeveloped and, as a result, the government is increasingly focused on encouraging the use of generics in an effort to reduce costs. Maintaining our position of market leadership as the market undergoes further generic utilization and penetration and continued pricing pressure will be instrumental to our future success in Australia.

Japan
Beginning in 2013, we established an exclusive long-term strategic collaboration with Pfizer Japan to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, both parties operate separate legal entities in Japan and collaborate on current and future generic products, sharing the costs and profits resulting from such collaboration. Mylan’s responsibilities in Japan primarily consist of managing operations, including R&D and manufacturing. Pfizer Japan’s responsibilities primarily consist of the commercialization of the combined generics portfolio and managing a combined marketing and sales effort.

In Japan, together with our partner Pfizer Japan, we offer a broad portfolio of more than 310 products in an aggregate of approximately 475 dosage strengths. We also have a manufacturing and packaging facility located in Japan, which is key to supplying our collaboration in Japan. Japan is the second largest pharmaceutical market in the world by volume, behind the U.S. and the seventh largest generic prescription market worldwide by value, with sales of approximately $3.7 billion during the twelve months ended November 2013. Currently, the market is largely composed of hospitals and clinics, but pharmacies are expected to play a greater role as generic substitution, aided by recent pro-generics government action, becomes more prevalent. The Japanese government has stated that it intends to grow utilization in the off-patent market to 60% by the end of March 2018 from approximately 47% at the end of December 2013.

New Zealand
In New Zealand, we are the largest generics company in the country. New Zealand is a government tender market where pharmaceutical suppliers can gain exclusivity of up to three years. Mylan New Zealand offers a portfolio of approximately 90 products in an aggregate of approximately 170 dosage strengths.

Brazil

We began commercial operations in Brazil in the fourth quarter of 2013 through the acquisition of Agila. In this market, we operate both a manufacturing platform and a commercial business focused on providing high quality generic injectable products to the Brazilian hospital segment. Our sales into this market segment are made through distributors as well as through tenders. Our goal is to build upon this local platform in order to further access the growing $30 billion Brazilian pharmaceutical market. We are actively working to utilize our global R&D and manufacturing capabilities, along with our robust and differentiated product portfolio to meaningfully expand our hospital offerings in key therapeutic areas. In addition, we are beginning to explore opportunities to further leverage the Mylan platform and expand to other dosage forms and product offerings in Brazil.

Specialty Segment
Our specialty pharmaceutical business is conducted through Mylan Specialty, which competes primarily in the respiratory and severe allergy markets. Mylan Specialty’s portfolio consists primarily of branded specialty injectable and nebulized products. A significant portion of Mylan Specialty’s revenues are derived through the sale of the EpiPen® Auto-Injector.

The EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions, is an epinephrine auto-injector that has been sold in the U.S. and internationally since the mid-1980s. Mylan Specialty has worldwide rights to the epinephrine auto-injector, which is supplied to Mylan Specialty by a wholly owned subsidiary of Pfizer Inc. Anaphylaxis is a severe allergic reaction that is rapid in onset and may cause death, either through swelling that shuts off airways or through significant drop in blood pressure. In December 2010, the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, introduced the “Guidelines for the Diagnosis and Management of Food Allergy in the United States.” These guidelines state that epinephrine is the first line treatment for anaphylaxis. The EpiPen® Auto-Injector is the number one dispensed epinephrine auto-injector. The strength of the EpiPen® brand name, quality and ease of use of the product and the promotional strength of the Mylan Specialty U.S. sales force have enabled us to maintain our leadership position within this therapeutic category.

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

In addition to EpiPen® Auto-Injector and Perforomist® Inhalation Solution, Mylan Specialty also markets ULTIVA®, which is an analgesic agent used during the induction and maintenance of general anesthesia for inpatient and outpatient procedures and is generally administered by an infusion device.

We believe that we can continue to drive the long-term growth of our Specialty segment by successfully managing our existing product portfolio and bringing to market other product opportunities.

Product Development and Government Regulation
Generics Segment
North America
Prescription pharmaceutical products in the U.S. are generally marketed as either brand or generic drugs. Brand products are usually marketed under brand names through marketing programs that are designed to generate physician and consumer loyalty. Brand products generally are patent protected, which provides a period of market exclusivity during which time they are sold with little or no competition for the compound, although there typically are other participants in the therapeutic area. Additionally, brand products may benefit from other periods of non-patent market exclusivity. Exclusivity normally provides brand products with the ability to maintain their profitability for relatively long periods of time and brand products typically continue to play a significant role in the market due to physician and consumer loyalties after the end of patent protection or other market exclusivities.

Generic pharmaceutical products are the chemical and therapeutic equivalents of the brand or a reference listed drug (“RLD”). A reference listed brand drug is an approved drug product listed in the FDA publication entitled Approved Drug Products with Therapeutic Equivalence Evaluations, popularly known as the “Orange Book.” The Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) provides that generic drugs may enter the market after the approval of an ANDA, which requires that bioequivalence to a reference brand drug be demonstrated and the expiration, invalidation or non-infringement of any patents on the corresponding reference brand drug, or the end of any other relevant market exclusivity periods related to the reference brand drug. Generic drugs are bioequivalent to their reference brand name counterparts. Accordingly, generic products provide a safe, effective and cost-efficient alternative to users of these reference brand products. Branded generic pharmaceutical products are generic products that are more responsive to the promotion efforts generally used to promote brand products. Growth in the generic pharmaceutical industry has been and will continue to be driven by the increased market acceptance of generic drugs, as well as the number of brand drugs for which patent terms and/or other market exclusivities have expired.

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

ANDA — An ANDA is filed when approval is sought to market a generic equivalent of a drug product previously approved under an NDA and listed in the FDA’s Orange Book or for a new dosage strength for a drug previously approved under an ANDA.

The ANDA development process is generally less time-consuming and complex than the NDA development process. It typically does not require new preclinical and clinical studies, because it relies on the studies establishing safety and efficacy conducted for the RLD previously approved through the NDA process. The ANDA process, however, does typically require one or more bioequivalence studies to show that the ANDA drug is bioequivalent to the previously approved reference listed brand drug. Bioequivalence studies compare the bioavailability of the proposed drug product with that of the RLD product containing the same active ingredient. Bioavailability is a measure of the rate and extent to which the active ingredient or active moiety is absorbed from a drug product and becomes available at the site of action. Thus, a demonstration of bioequivalence confirms the absence of a significant difference between the proposed product and the reference listed brand drug in terms of the rate and extent to which the active ingredient or active moiety becomes available at the site of drug action when administered at the same molar dose under similar conditions.

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

In addition to patent exclusivity, the holder of the NDA for the listed drug may be entitled to a period of non-patent market exclusivity, during which the FDA cannot approve an application for a generic version product. If the reference drug is a new chemical entity, the FDA may not accept an ANDA for a generic product for up to five years following approval of the NDA for the new chemical entity. If it is not a new chemical entity, but the holder of the NDA conducted clinical trials essential to approval of the NDA or a supplement thereto, the FDA may not approve an ANDA for reference NDA product before the expiration of three years. Certain other periods of exclusivity may be available if the RLD is indicated for treatment of a rare disease or the sponsor conducts pediatric studies in accordance with FDA requirements.

Supplemental ANDAs are required for approval of various types of changes to an approved application and these supplements may be under review for six months or more. In addition, certain types of changes may only be approved once new bioequivalence studies are conducted or other requirements are satisfied.

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

The Biologic License Application (“BLA”) regulatory pathway was created to review and approve new applications for drugs that are typically produced in living cells. In 2010, in the context of the adoption of the Patient Protection and Affordable Care Act — H.R. 3590 and the Healthcare and Education Reconciliation Act of 2010 — H.R. 4872, an abbreviated pathway for the approval of generic versions of BLA-approved products (“biosimilars”) in the U.S. was created. This happened after legislation or regulatory guidance for abbreviated pathways for generic biologics were adopted in the past years in the EU, Japan and Canada. The FDA is working to implement these provisions and Mylan is a very active participant in this process.

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

In 2012, the U.S. President signed the Food and Drug Administration Safety and Innovation Act (“FDASIA”). This legislation was intended to enhance the safety and security of the U.S. drug supply chain by holding all drug manufacturers suppling products to the U.S. to the same FDA inspection standards. Specifically, prior to the passage of FDASIA, U.S. law required U.S. based manufacturers to be inspected by FDA every two years but remained silent with respect to foreign manufacturers, causing some foreign manufacturers to go as many as nine years without a routine FDA cGMP inspection, according to the Government Accountability Office.

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
Transparency – Enhance FDA’s visibility into the complex global supply environment by requiring the identification of facilities involved in the manufacture of drugs and associated APIs, and improve FDA’s communications and feedback with industry.
Under GDUFA, 70% of the total fees will be derived from facility fees paid by FDF manufacturers and API facilities listed or referenced in a pending or approved generic drug applications. The remaining 30% of the total fees will be derived from application fees, including generic drug application fees, prior approval supplement fees and drug master file fees.

In Canada, the registration process for approval of all generic pharmaceuticals has two tracks that proceed in parallel. The first track of the process involves an examination of the proposed generic product by Health Canada to ensure that the quality, safety and efficacy of the proposed generic product meets Canadian standards and bioequivalence requirements and the second track concerns patent rights of the brand drug owner. Companies may submit an application called an abbreviated new drug submission (“ANDS”) to Health Canada for sale of the drug in Canada by comparing the drug to another drug marketed in Canada under a Notice of Compliance (“NOC”) issued to a first person. When Health Canada is satisfied that the generic pharmaceutical product described in the ANDS satisfies the statutory requirements, it issues an NOC for that product for the uses specified in the ANDS, subject to any court order that may be made in the second track of the approval process.

The second track of the approval process is governed by the Patented Medicines NOC Regulations (“Regulations”). The owner or exclusive licensee of patents relating to the brand drug for which it has an NOC may have established a list of patents administered by Health Canada enumerating all the patents claiming the medicinal ingredient, formulation, dosage form or the use of the medicinal ingredient. It is possible that even though the patent for the API may have expired, the originator may have other patents on the list which relate to new forms of the API, a formulation or additional uses. Most brand name drugs have an associated patent list containing one or more unexpired patents claiming the medicinal ingredient itself or a use of the medicinal ingredient (a claim for the use of the medicinal ingredient for the diagnosis, treatment, mitigation or prevention of a disease, disorder or abnormal physical state or its symptoms). In its ANDS, a generic applicant must make at least one of the statutory allegations with respect to each patent on the patent list, for example, alleging that the patent is invalid or would not be infringed and explaining the basis for that allegation. In conjunction with filing its ANDS, the generic applicant is required to serve the originator a Notice of Allegation (“NOA”), which gives a detailed statement of the factual and legal basis for its allegations in the ANDS. The originator may commence a court application within 45 days after it has been served with the NOA, if it takes the position that the allegations are not justified. When the application is filed in court and served on Health Canada, Health Canada may not issue an NOC until the earlier of the determination of the application by the court after a hearing or the expiration of 24 months from the commencement of the application. The period may be shortened or lengthened by the court in certain circumstances. An NOC can be obtained for a generic product only if the generic respondent is successful in dismissing the application under the Regulations in court. The legal costs incurred in connection with the application could be substantial.

Section C.08.004.1 of the Canadian Food and Drug Regulations is the so-called data protection provision, and the current version of this section applies in respect of all drugs for which an NOC was issued on or after June 17, 2006. A subsequent applicant for approval to market a drug for which an NOC has already been issued does not need to perform duplicate clinical trials similar to those conducted by the first NOC holder, but is permitted to demonstrate safety and efficacy by submitting data demonstrating that its formulation is bioequivalent to the formulation that was issued for the first NOC. The first party to obtain an NOC for a drug will have an eight-year period of exclusivity starting from the date it received its NOC based on those clinical data. A subsequent applicant for approval who seeks to establish safety and efficacy by comparing its product to the product that received the first NOC will not be able to file its own application until six years following the issuance of the first NOC have expired. The Minister of Health will not be permitted to issue an NOC to that applicant until eight years following the issuance of the first NOC have expired — this additional two-year period will correspond in most cases to the 24-month automatic stay under the Regulations. If the first person provides the Minister with the description and results of clinical trials relating to the use of the drug in pediatric populations, it will be entitled to an extra six months of data protection. A drug is only entitled to data protection so long as it is being marketed in Canada.

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

The provinces and territories in Canada operate drug benefit programs through which eligible recipients receive drugs through public funding; these drugs are listed on provincial or territorial Drug Benefit Formularies (each, a “Formulary”). Eligible recipients include seniors, persons on social assistance, low-income earners and those with certain specified conditions or diseases. Formulary listings are also used by private payors to reimburse generic products. To be listed in a Formulary, drug products must have been issued an NOC and must comply with each jurisdiction’s individual review process.

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

EMEA
The EU presents complex challenges from a regulatory perspective. There is over-arching legislation which is then implemented at a local level by the 28 individual member states, Iceland, Liechtenstein and Norway. Between 1995 and 1998, the legislation was revised in an attempt to simplify and harmonize product registration. This revised legislation introduced the mutual recognition (“MR”) procedure, whereby after submission and approval by the authorities of the so-called reference member state (“RMS”), further applications can be submitted into the other chosen member states (known as concerned member states (“CMS”)). Theoretically, the authorization of the RMS should be mutually recognized by the CMS. More typically, however, a degree of re-evaluation is carried out by the CMS. In November 2005, this legislation was further revised. In addition to the MR procedure, the decentralized procedure (“DCP”) was introduced. The DCP is also led by the RMS, but applications are simultaneously submitted to all selected countries, provided that no national marketing authorization has been granted yet for the medicinal product in question. From 2005, the centralized procedure operated by the European Medicines Agency (“EMA”) became available for generic versions of innovator products approved through the centralized authorization procedure. The centralized procedure results in a single marketing authorization, which, once granted, can be used by the marketing-authorization holder to file for individual country reimbursement and make the medicine available in all the EU countries listed on the application.

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

Rest of World
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

All therapeutic goods manufactured for supply in Australia must be listed or registered in the Australian Register of Therapeutic Goods (the “ARTG”), before they can be promoted or supplied for use and/or sale in Australia. The ARTG is a database kept for the purpose of compiling information in relation to therapeutic goods for use in humans and lists therapeutic goods which are approved for supply in Australia.

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

The Pharmaceutical Benefits Scheme (the “PBS”), which has been in place since 1948, subsidizes the cost to consumers of medicines listed on the PBS, if the medicines have demonstrated acceptable clinical need, cost and effectiveness. The goal of the PBS is to make medicines available at the lowest cost compatible with reliable supply and to base access on medical need rather than ability to pay.

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

If a new medicine is to be considered for listing on the PBS, the price is determined through a full health economic analysis submitted to the government's advisory committee, the Pharmaceutical Benefits Advisory Committee (the “PBAC”), based on incremental benefit to health outcome. If the incremental benefit justifies the price requested, the PBAC then makes a recommendation to the government to consider listing the product on the PBS. Prior to finalizing listing conditions, negotiations commence between the Pharmaceutical Benefits Pricing Authority and pharmaceutical suppliers to determine specific pricing details and any risk sharing arrangements necessary to ensure the continued cost effective utilization of the new medicine. The Australian government's purchasing power is used to obtain lower prices as a means of controlling the cost of the program. The PBS also stipulates the wholesaler margin for drugs listed on the PBS. Wholesalers therefore have little pricing power over the majority of their product range and as a result are unable to increase profitability by increasing prices.

Following entry of the first generic products onto the market, the PBS price reimbursed to pharmacies decreases by 16% for both the originator product and generic products with a brand equivalence indicator permitting substitution at the pharmacy level. Thereafter, both the originator and generic suppliers are required to disclose pricing information relating to the sale of medicines to the Price Disclosure Data Administrator, and 18 months after initial generic entry, there is a further PBS price reduction based on the weighted average disclosed price if the weighted average disclosed price is 10% or more below the existing PBS price. Ongoing price disclosure cycles and calculation of the weighted average disclosed price occur every 6 months, and further reductions are made to the PBS price whenever the weighted average disclosed price is 10% or more below the existing PBS price. Legislation is currently before the Australian Parliament to reduce the time between initial generic entry and the first weighted average disclosed price reduction to 12 months, from the current 18 months. If the legislation is passed by the Australian Parliament, the first price reductions under the new legislation will take place on October 1, 2014. The price disclosure system has had, and will continue to have for several years beyond 2014, a negative impact on sales and gross profit in this market.

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

Brazil
In Brazil, pharmaceutical manufacturers and products are regulated by the National Agency of Sanitary Surveillance (“ANVISA”). ANVISA is a governmental body directly linked to the Ministry of Health, responsible for promoting the protection of the health of the population through the sanitary control of production, storage, distribution, importation and marketing of products and services subject to sanitary surveillance. ANVISA is responsible for registering drugs and supervising quality control, as well as issuing licenses to companies for the manufacturing, handling, packaging, distribution, advertising, importation and exportation of pharmaceutical products.

API
The primary regulatory oversight of API manufacturers is through inspection of the manufacturing facility in which APIs are produced, as well as the manufacturing processes and standards employed in the facility. The regulatory process by which API manufacturers generally register their products for commercial sale in the U.S. and other similarly regulated countries is via the filing of a DMF. DMFs are confidential documents containing information on the manufacturing facility and processes used in the manufacture, characterization, quality control, packaging and storage of an API. The DMF is reviewed for completeness by the FDA, or other similar regulatory agencies in other countries, in conjunction with applications filed by FDF manufacturers, requesting approval to use the given API in the production of their drug products.

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

Human clinical studies are typically conducted in three sequential phases, which may overlap:

•
Phase I – The drug is initially introduced into a relatively small number of healthy human subjects or patients and is tested for safety, dosage tolerance, mechanism of action, absorption, metabolism, distribution and excretion.

•
Phase II – Studies are performed with a limited patient population to identify possible adverse effects and safety risks, to assess the efficacy of the product for specific targeted diseases or conditions, and to determine dosage tolerance and optimal dosage.

•
Phase III – When Phase II evaluations demonstrate that a dosage range of the product is effective and has an acceptable safety profile, Phase III trials are undertaken to evaluate further dosage and clinical efficacy and to test further for safety in an expanded patient population at geographically dispersed clinical study sites.

The results of the product development, preclinical studies and clinical studies are then submitted to the FDA as part of the NDA. The NDA drug development and approval process could take from three to more than ten years.

Research and Development
R&D efforts are conducted on a global basis, primarily to enable us to develop, manufacture and market approved pharmaceutical products in accordance with applicable government regulations. We have significantly bolstered our global R&D capabilities over the past several years, in particular in the injectables area, through the 2013 acquisition of Agila and the 2010 acquisition of Bioniche Pharma. With the recent acquisition of Agila, Mylan has the capability to develop and commercialize a broad range of injectable compounds and injectable dosage form types. Through our 2011 acquisition of the respiratory delivery platform, we have the capability to develop and commercialize respiratory therapies. In the U.S., our largest market, the FDA is the principal regulatory body with respect to pharmaceutical products. Each of our other markets has separate pharmaceutical regulatory bodies, including, but not limited to, the Agence Nationale de Securite du Medicament et de Sante in France, Health Canada, the Medicines and Healthcare products Regulatory Agency in the U.K., the EMA (a decentralized body of the EU), the Bundesinstitut für Arzneimittel und Medizinprodukte in Germany, the Irish Medicines Board in Ireland, the Agenzia Italiana del Farmaco in Italy, the Agencia Española de Medicamentos y Productos Sanitarios in Spain,

the TGA in Australia, the MHLW in Japan, Drug Controller General of India, ANVISA in Brazil and the World Health Organization (“WHO”), the regulatory body of the United Nations.

Our global R&D strategy emphasizes the following areas:

•	development of both branded and generic finished dose products for the global marketplace, including ARV programs;

•
development of pharmaceutical products that are technically difficult to formulate or manufacture because of either unusual factors that affect their stability or bioequivalence or unusually stringent regulatory requirements;

•	development of novel controlled-release technologies and the application of these technologies to reference products;

•	development of drugs that target smaller, specialized or underserved markets;

•	development of generic drugs that represent first-to-file opportunities in the U.S. market;

•	expansion of the existing oral solid dosage product portfolio, including with respect to additional dosage strengths;

•	development of injectable products;

•	development of unit dose oral inhalation products for nebulization;

•	development of APIs;

•	development of compounds using a dry powder inhaler and/or metered-dose inhaler for the treatment of asthma and COPD and other respiratory therapies;

•	development of monoclonal anti-bodies (“biologics”);

•	completion of additional preclinical and clinical studies for approved NDA products required by the FDA, known as post-approval (Phase IV) commitments; and

•	conducting life-cycle management studies intended to further define the profile of products subject to pending or approved NDAs.

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

We have a robust generic pipeline. As of December 31, 2013, we had approximately 1,500 country level product approvals pending. During 2013, we completed 568 global country level product submissions, which included 69 in North America, 280 in EMEA and 219 in the Rest of World. These submissions included those for existing products in new markets as well as products new to the Mylan portfolio.

During the year ended December 31, 2013, we received 516 product approvals globally, including individual country level approvals. Of that total, there were 62 approvals in North America, including 32 in the U.S., 308 approvals in EMEA and 146 approvals in the Rest of World of which 98 approvals were for ARV products. The 32 approvals in the U.S. consisted of 22 final ANDA approvals and ten tentative ANDA approvals. The 98 country level ARV approvals received consisted of 25 products in 19 different countries, with no ARV approvals in the U.S. based upon the U.S. President’s Emergency Plan for AIDS Relief.

As of December 31, 2013, we had 324 ANDAs pending FDA approval, representing approximately $94.0 billion in annual sales for the brand name equivalents of these products for the year ended December 31, 2013. Of those pending product applications, 41 were first-to-file Paragraph IV ANDA patent challenges, representing approximately $24.1 billion in annual brand sales for the year ended December 31, 2013. The historic branded drug sales are not indicative of future generic sales, but are included to illustrate the size of the branded product market. Our R&D spending was $508 million, $401 million and $295 million in 2013, 2012 and 2011, respectively.

Patents, Trademarks and Licenses
We own or license a number of patents in the U.S. and other countries covering certain products and have also developed brand names and trademarks for other products. Generally, the brand pharmaceutical business relies upon patent protection to ensure market exclusivity for the life of the patent. We consider the overall protection of our patents, trademarks and license rights to be of significant value and act to protect these rights from infringement. However, our business is not dependent upon any single patent, trademark or license.

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

Patents are a key determinant of market exclusivity for most branded pharmaceuticals. Patents provide the innovator with the right to lawfully exclude others from practicing an invention related to the medicine. Patents may cover, among other things, the active ingredient(s), various uses of a drug product, pharmaceutical formulations, drug delivery mechanisms and processes for (or intermediates useful in) the manufacture of products. Protection for individual products extends for varying periods in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage and the availability of meaningful legal remedies in the country.

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

We estimate the likely market exclusivity period for each of our branded products on a case-by-case basis. It is not possible to predict the length of market exclusivity for any of our branded products with certainty because of the complex interaction between patent and regulatory forms of exclusivity and inherent uncertainties concerning patent litigation. There can be no assurance that a particular product will enjoy market exclusivity for the full period of time that we currently estimate or that the exclusivity will be limited to the estimate.

In addition to patents and regulatory forms of exclusivity, we also market products with trademarks. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and may be renewed indefinitely.

Customers and Marketing
Generics Segment
In North America, we market products directly to wholesalers, distributors, retail pharmacy chains, long-term care facilities, mail order pharmacies and GPOs. We also market our generic products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes, pharmacy benefit management companies and government entities. These customers, called “indirect customers,” purchase our products primarily through our wholesale customers. In North America, wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation, which may result in these groups gaining additional purchasing leverage.

In EMEA and the Rest of World, generic pharmaceuticals are sold to wholesalers, independent pharmacies and, in certain countries, directly to hospitals. Through a broad network of sales representatives, we adapt our marketing strategy to the different markets as dictated by their respective regulatory and competitive landscapes. Our API are sold primarily to generic FDF manufacturers throughout the world, as well as to other Mylan subsidiaries.

Specialty Segment
Mylan Specialty markets its products to a number of different customer audiences in the U.S., including health care practitioners, wholesalers, pharmacists and pharmacy chains, hospitals, payers, pharmacy benefit manager, health maintenance organizations (“HMOs”), home health care, long-term care and patients. We reach these customers through our field-based sales force and National Accounts team of approximately 370 employees, to increase our customers’ understanding of the unique clinical characteristics and benefits of our branded products. Additionally, Mylan Specialty supports educational programs to consumers and patients.

Major Customers
During 2013, 2012 and 2011, sales to Cardinal Health, Inc. represented approximately 15%, 14% and 13% of consolidated net revenues, respectively.

During 2013, 2012 and 2011, sales to McKesson Corporation represented approximately 14%, 13% and 11% of consolidated net revenues, respectively.

Consistent with industry practice, we have a return policy that allows our customers to return product within a specified period prior to and subsequent to the expiration date. See the Application of Critical Accounting Policies section of our “Management’s Discussion and Analysis of Results of Operations and Financial Condition” for a discussion of our more significant revenue recognition provisions.

Competition
Our primary competitors include other generic companies (both major multinational generic drug companies and various local generic drug companies) and branded drug companies that continue to sell or license branded pharmaceutical products after patent expirations and other statutory expirations. In the branded space, key competitors are generally other branded drug companies that compete based on their clinical characteristics and benefits.

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

Our competitors include other generic manufacturers, as well as brand companies that license their products to generic manufacturers prior to patent expiration or as relevant patents expire. Further regulatory approval is not required for a brand manufacturer to sell its pharmaceutical products directly or through a third-party to the generic market, nor do such manufacturers face any other significant barriers to entry into such market. Related to our Specialty segment business, our competitors include branded manufacturers who offer products for the treatment of COPD and severe allergies, as well as brand companies that license their products to generic manufacturers prior to patent expiration.

The U.S. pharmaceutical market is undergoing, and is expected to continue to undergo, rapid and significant technological changes, and we expect competition to intensify as technological advances are made. We intend to compete in this marketplace by (1) developing therapeutic equivalents to branded products that offer unique marketing opportunities, are difficult to formulate and/or have significant market size, (2) developing or licensing brand pharmaceutical products that are either patented or proprietary and (3) developing or licensing pharmaceutical products that are primarily for indications having relatively large patient populations or that have limited or inadequate treatments available, among other strategies.

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

Canada. Canada is a well-established generics market characterized by a number of local and multi-national competitors. The individual Canadian provinces control pharmaceutical pricing and reimbursement. A number of Canada’s provinces are moving towards a tender system, which has and may continue to negatively affect the pricing of pharmaceutical products.

France. Generic penetration in France is relatively low compared to other large pharmaceutical markets, with low prices resulting from government initiatives. As pharmacists are the primary customers in this market, established relationships, driven by breadth of portfolio and effective supply chain management, are key competitive advantages.

Italy. The Italian generic market is relatively small due to few incentives for market stakeholders and in part to low prices on available brand name drugs. Also to be considered is the fact that the generic market in Italy suffered a certain delay compared to other European countries due to extended patent protection. The Italian government has put forth only limited measures aimed at increasing generic usage, and as such generic substitution is still in its early stages. Pharmacists will play a key role in future market expansion, due to higher margins provided by generic versus branded products.

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

Spain. Spain is a rapidly growing, highly fragmented generic market with many participants. As a result of recent legislative changes, all regions within Spain will move to INN prescribing and substitution, thus making the pharmacists the key driver of generic usage. Within the last two years, the Andalusia region, representing 20% of the total market, has evolved into a tendering commercial model. However, it is currently anticipated that this move will be gradually reversed during the 2014 - 2016 period due to Central Government opposition. Companies compete in Spain based on being first to market, offering a wide portfolio, building strong relationships with customers and providing a consistent supply of quality products.

The Netherlands. The Netherlands market has become highly competitive as a result of a large number of generic players, one of the highest generic penetration rates in Europe and the continued use of a tender system. Under a tender system, health insurers are entitled to issue invitations to tender products. Pricing pressures resulting from an effort to win the tender should drive near-term competition. Mylan is able to play a significant role in tenders but also has strong non-tendered sales which provides further opportunities for growth.

Germany. The German market has become highly competitive as a result of a large number of generic players, one of the highest generic penetration rates in Europe, and the continued use of a tender system. Pricing pressures resulting from an effort to win the tender should drive near-term competition.

Poland. Poland is a mature and well-established generics market characterized by a high level of generic penetration in comparison to other large European pharmaceutical markets. Generic substitution is permitted, but not obligatory and pricing is indirectly controlled by the government. There are a large number of local and multi-national competitors within the market.

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

The Indian commercial market is a rapidly growing, highly fragmented generic market with a significant number of participants. Companies compete in India based on price, product portfolio and the ability to provide a consistent supply of quality products.

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

Brazil. The Brazilian pharmaceutical market is the largest in South America. Since the entry in force of generic drug laws in Brazil, the generic segment of the pharmaceutical market has grown rapidly. The industry is highly competitive with a broad presence of multinational and national competitors.

Product Liability
Global product liability litigation represents an inherent risk to firms in the pharmaceutical industry. We utilize a combination of self-insurance (including through our wholly owned captive insurance subsidiary) and traditional third-party insurance policies with regard to our product liability claims. Such insurance coverage at any given time reflects market conditions, including cost and availability, existing at the time the policy is written and the decision to obtain commercial insurance coverage or to self-insure varies accordingly.

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

Seasonality
Certain parts of our business are affected by seasonality, primarily the Specialty segment and the Rest of World within our Generics segment. The seasonal impact of these particular businesses may affect a quarterly comparison within any fiscal year; however, this impact is generally not material to our annual consolidated results.

Environment
We strive to comply in all material respects with applicable laws and regulations concerning the environment. While it is impossible to predict accurately the future costs associated with environmental compliance and potential remediation activities, compliance with environmental laws is not expected to require significant capital expenditures and has not had, and is not expected to have, a material adverse effect on our operations or competitive position.

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

Securities Exchange Act Reports
Mylan maintains an Internet website at the following address: mylan.com. We make available on or through our Internet website certain reports and amendments to those reports that we file with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934. These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge, as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The contents of our website are not incorporated by reference in this Report on Form 10-K and shall not be deemed “filed” under the Securities Exchange Act of 1934.

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on the SEC website (www.sec.gov).

ITEM 1A.	Risk Factors

We operate in a complex and rapidly changing environment that involves risks, many of which are beyond our control. Any of the following risks, if they occur, could have a material adverse effect on our business, financial position, results of operations, or cash flows and could cause the market value of our common stock to decline. These risks should be read in conjunction with the other information in this Annual Report on Form 10-K.

CURRENT AND CHANGING ECONOMIC CONDITIONS MAY ADVERSELY AFFECT OUR INDUSTRY, BUSINESS, PARTNERS AND SUPPLIERS, FINANCIAL POSITION, RESULTS OF OPERATIONS AND/OR CASH FLOW, AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

The global economy continues to experience significant volatility, and the economic environment may continue to be, or become, less favorable than that of past years. Among other matters, the continued risk of a debt default by one or more European countries, related financial restructuring efforts in Europe, and/or evolving deficit and spending reduction programs instituted by the U.S. and other governments could negatively impact the global economy and/or the pharmaceutical industry. This has led, and/or could lead, to reduced consumer and customer spending and/or reduced or eliminated governmental or third party payor coverage or reimbursement in the foreseeable future, and this may include spending on health care, including but not limited to pharmaceutical products. While generic drugs present an alternative to higher-priced branded products, our sales could be negatively impacted if patients forego obtaining health care, patients and customers reduce spending or purchases, and/or if governments and/or third-party payors reduce or eliminate coverage or reimbursement amounts for pharmaceuticals and/or impose price or other controls adversely impacting the price or availability of pharmaceuticals. In addition, reduced consumer and customer spending, and/or reduced government and/or third party payor coverage or reimbursement, and/or new government controls, may drive us and our competitors to decrease prices and/or may reduce the ability of customers to pay and/or may result in reduced demand for our products. The occurrence of any of these risks could have a material adverse effect on our industry, business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

OUR BUSINESS, FINANCIAL POSITION, AND RESULTS OF OPERATIONS ARE SUBJECT TO RISKS ARISING FROM THE INTERNATIONAL SCOPE OF OUR OPERATIONS.

Our operations extend to numerous countries outside the U.S., and are subject to the risks inherent in conducting business globally and under the laws, regulations, and customs of various jurisdictions. These risks include, but are not limited to:

•
compliance with a variety of national and local laws of countries in which we do business, including but not limited to restrictions on the import and export of certain intermediates, drugs, and technologies;

•
compliance with a variety of U.S. laws including, but not limited to, the Iran Threat Reduction and Syria Human Rights Act of 2012; and rules relating to the use of certain “conflict minerals” under Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•
changes in laws, regulations, and practices affecting the pharmaceutical industry and the health care system, including but not limited to imports, exports, manufacturing, quality, cost, pricing, reimbursement, approval, inspection, and delivery of health care;

•	fluctuations in exchange rates for transactions conducted in currencies other than the functional currency;

•
adverse changes in the economies in which we or our partners and suppliers operate as a result of a slowdown in overall growth, a change in government or economic policies, or financial, political, or social change or instability in such countries that affects the markets in which we operate, particularly emerging markets;

•	differing local product preferences and product requirements;

•	changes in employment laws, wage increases, or rising inflation in the countries in which we or our partners and suppliers operate;

•	supply disruptions, and increases in energy and transportation costs;

•	natural disasters, including droughts, floods, and earthquakes in the countries in which we operate;

•	local disturbances, terrorist attacks, riots, social disruption, or regional hostilities in the countries in which we or our partners and suppliers operate; and

•	government uncertainty, including as a result of new or changed laws and regulations.

We also face the risk that some of our competitors have more experience with operations in such countries or with international operations generally and may be able to manage unexpected crises more easily. Furthermore, whether due to language, cultural or other differences, public and other statements that we make may be misinterpreted, misconstrued, or taken out of context in different jurisdictions. Moreover, the internal political stability of, or the relationship between, any country or countries where we conduct business operations may deteriorate. Changes in a country’s political stability or the state of relations between any such countries are difficult to predict and could adversely affect our operations. Any such changes could lead to a decline in our profitability and/or adversely impact our ability to do business. Any meaningful deterioration of the political or social stability in and/or diplomatic relations between any countries in which we or our partners and suppliers do business could have a material adverse effect on our operations. The occurrence of any of the above risks could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

OUR SIGNIFICANT OPERATIONS IN INDIA MAY BE ADVERSELY AFFECTED BY REGULATORY, ECONOMIC, SOCIAL, AND POLITICAL UNCERTAINTIES OR CHANGE, MAJOR HOSTILITIES, MILITARY ACTIVITY, AND/OR ACTS OF TERRORISM IN SOUTHERN ASIA.

In recent years, Mylan’s Indian subsidiaries have benefited from many policies of the Government of India and the Indian state governments in which they operate, which are designed to promote foreign investment generally, including significant tax incentives, liberalized import and export duties, and preferential rules on foreign investment and repatriation. There is no assurance that such policies will continue. Various factors, such as changes in the current federal government, could trigger significant changes in India’s economic liberalization and deregulation policies and disrupt business and economic conditions in India generally and our business in particular.

In addition, our financial performance may be adversely affected by general economic conditions and economic and fiscal and social policy in India, including changes in exchange rates and controls, interest rates and taxation policies, as well as social stability and political, economic, or diplomatic developments affecting India in the future. In particular, India has experienced significant economic growth over the last several years, but faces major challenges in sustaining that growth in the years ahead. These challenges include the need for substantial infrastructure development and improving access to health care and education. Our ability to recruit, train, and retain qualified employees and develop and operate our manufacturing facilities in India could be adversely affected if India does not successfully meet these challenges.

Southern Asia has, from time to time, experienced instances of civil unrest and hostilities among neighboring countries, including India and Pakistan, and within the countries themselves. Rioting, military activity, or terrorist attacks in the future could influence the Indian economy and our operations and employees by disrupting operations and communications and making travel and the conduct of our business more difficult. Resulting political or social tensions could create a greater perception that investments in companies with Indian operations involve a high degree of risk, and that there is a risk of disruption of services provided by companies with Indian operations, which could impact our customers’ willingness to do business with us and have a material adverse effect on the market for our products. Furthermore, if India were to become engaged in armed hostilities, including but not limited to hostilities that were protracted or involved the threat or use of nuclear or other weapons of mass destruction, our Mylan India operations, or our recently acquired Agila operations in India, might not be able to continue. We generally do not have insurance for losses and interruptions caused by terrorist attacks, military conflicts and wars. The occurrence of any of these risks could cause a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE MAY NOT BE ABLE TO FULLY REALIZE THE ANTICIPATED BENEFITS OF THE AGILA ACQUISITION.

Our acquisition of Agila is subject to integration risks and costs and uncertainties associated with the operation of acquired businesses. The Agila Acquisition involves the integration of Agila with our existing businesses. We will be required to devote significant management attention and resources to integrating Agila. We may also experience difficulties in combining corporate cultures. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate Agila's operations successfully into our business, this integration may not result in the realization of the full benefits of synergies, cost savings and operational efficiencies that we expect to realize and these benefits may not be achieved within a reasonable period of time.

On September 9, 2013, the FDA issued a warning letter to Strides Arcolab for its Agila Sterile Manufacturing Facility 2 in Bangalore, India, which we subsequently acquired as part of the Agila Acquisition. This facility is one of Agila's eight FDA-approved sterile manufacturing facilities. Based on our discussions with Agila and review of the letter, we believe that we will be able to work closely with the FDA to fully address the observations in the FDA's letter. No assurances can be provided that the resolution of the issues identified in the FDA's letter will not have a material adverse effect on our global injectables business. Failing to realize the anticipated benefits of the Agila acquisition and/or failing to resolve the issues identified in the FDA’s letter could have a material adverse effect on our business, financial position, and results of operations and/or cash flow, and could cause the market value of our common stock to decline

AN INABILITY TO IDENTIFY OR SUCCESSFULLY BID FOR SUITABLE ACQUISITION TARGETS, OR CONSUMMATE AND EFFECTIVELY INTEGRATE RECENT AND FUTURE POTENTIAL ACQUISITIONS, COULD LIMIT OUR FUTURE GROWTH, FINANCIAL POSITION, RESULTS OF OPERATIONS AND/OR CASH FLOW, AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We may continue to seek to expand our product line and/or business platform through complementary or strategic acquisitions of other companies, products, or assets, including but not limited to those in rapidly developing economies, or through joint ventures, licensing agreements, or other arrangements. Acquisitions or similar arrangements may prove to be complex and time consuming and require substantial resources and effort. We may compete for certain acquisition targets with companies having greater financial resources than us or other advantages over us that may hinder or prevent us from acquiring a target, which could result in significant diversion of management time, as well as substantial out-of-pocket costs, which may not be successful or meet our strategic needs.

If an acquisition is consummated, the integration of such acquired business, product, or other assets into our company may also be complex, time consuming, and result in substantial costs and risks. The integration process may distract management and/or disrupt our ongoing businesses, which may adversely affect our relationships with customers, employees, partners, suppliers, regulators, and others with whom we have business or other dealings. In addition, there are operational risks associated with the integration of acquired businesses. These risks include, but are not limited to, difficulties in achieving or inability to achieve identified or anticipated financial and operating synergies, cost savings, revenue synergies, and growth opportunities; difficulties in consolidating or inability to effectively consolidate information technology and manufacturing platforms, business applications, and corporate infrastructure; the impact of pre-existing legal and/or regulatory issues, such as quality and manufacturing concerns; the risks that acquired companies do not operate to the same quality, manufacturing, or other standards as Mylan; the impacts of substantial indebtedness and assumed liabilities; challenges associated with operating in new markets; and the unanticipated effects of export controls, exchange rate fluctuations, domestic and foreign political conditions, and/or domestic and foreign economic conditions.

We may be unable to realize synergies or other benefits, including but not limited to tax savings, expected to result from acquisitions, joint ventures, or other transactions or investments we may undertake, or we may be unable to generate additional revenue to offset any unanticipated inability to realize these expected synergies or benefits. Realization of the anticipated benefits of acquisitions or other transactions could take longer than expected, and implementation difficulties, unforeseen expenses, complications and delays, market factors, or deterioration in domestic and global economic conditions could reduce the anticipated benefits of any such transactions. We also may inherit legal, regulatory, and other risks that occurred prior to the acquisition, whether known or unknown to us.

Any one of these challenges or risks could impair our growth and ability to compete, require us to focus additional resources on integration of operations rather than other profitable areas, require us to reexamine our business strategy, or otherwise cause a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

CHARGES TO EARNINGS RESULTING FROM ACQUISITIONS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION AND RESULTS OF OPERATIONS AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

Under GAAP business acquisition accounting standards, we recognize the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in acquired companies generally at their acquisition date fair values and, in each case, separately from goodwill. Goodwill as of the acquisition date is measured as the excess amount of consideration transferred, which is also generally measured at fair value, and the net of the acquisition date amounts of the identifiable assets acquired and the liabilities assumed. Our estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. After we complete an acquisition, the following factors could result in material charges and adversely affect our operating results and may adversely affect our cash flow:

•	costs incurred to combine the operations of companies we acquire, such as transitional employee expenses and employee retention, redeployment or relocation expenses;

•	impairment of goodwill or intangible assets, including acquired in-process research and development (“IPR&D”);

•	amortization of intangible assets acquired;

•	a reduction in the useful lives of intangible assets acquired;

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

A significant portion of these adjustments could be accounted for as expenses that will decrease our net income and earnings per share for the periods in which those costs are incurred. Such charges could cause a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of the common stock to decline.

WE HAVE GROWN AT A VERY RAPID PACE. OUR INABILITY TO EFFECTIVELY MANAGE OR SUPPORT THIS GROWTH MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL POSITION, RESULTS OF OPERATIONS AND/OR CASH FLOW, AND COULD CAUSE THE MARKET VALUE OF OUR COMMON STOCK TO DECLINE.

We have grown very rapidly over the past several years as a result of several acquisitions and increasing sales, and additional growth through acquisitions is possible in the future. This growth has put significant demands on our processes, systems, and people. We have made and expect to make further investments in additional personnel, systems, and internal control processes to help manage our growth. Attracting, retaining and motivating key employees in various departments and locations to support our growth are critical to our business, and competition for these people can be significant. If we are unable to hire and/or retain qualified employees and/or if we do not effectively invest in systems and processes to manage and support our rapid growth and the challenges and difficulties associated with managing a larger, more complex business, and/or if we cannot effectively manage and integrate our increasingly diverse and global platform, there could be a material adverse effect on our business, financial position, results of operations and/or cash flow, and the market value of our common stock could decline.

THE PHARMACEUTICAL INDUSTRY IS HEAVILY REGULATED AND WE FACE SIGNIFICANT COSTS AND UNCERTAINTIES ASSOCIATED WITH OUR EFFORTS TO COMPLY WITH APPLICABLE REGULATIONS.

The pharmaceutical industry is subject to regulation by various governmental authorities. For instance, we must comply with requirements of the FDA and requirements from regulatory agencies in our other markets with respect to the research, development, manufacture, quality, safety, labeling, sale, distribution, marketing, advertising, and promotion of pharmaceutical products. Failure to comply with regulations of the FDA and other regulators could result in a range of fines, penalties, disgorgement, unanticipated compliance expenditures, rejection or delay in approval of applications, recall or seizure of products, total or partial suspension of production and/or distribution, our inability to sell products, the return by customers of our products, suspension of the applicable regulator’s review of our submissions, enforcement actions, injunctions, and/or criminal prosecution. Under certain circumstances, the regulators may also have the authority to revoke previously granted drug approvals.

In addition to the drug approval process, government agencies also regulate the facilities and operational procedures that we use to manufacture our products. We must register our facilities with the FDA and other similar regulators in other countries. Products manufactured in our facilities must be made in a manner consistent with current good manufacturing practices or similar standards in each territory in which we manufacture. Compliance with such regulations requires substantial expenditures of time, money, and effort in such areas as production and quality control to ensure compliance. The FDA and other agencies periodically inspect our manufacturing facilities for compliance. Regulatory approval to manufacture a drug is site-specific. Failure to comply with good manufacturing practices and other regulatory standards at one of our or our partners’ or suppliers’ manufacturing facilities could result in an enforcement action brought by the FDA or other regulatory bodies, which could include withholding or withdrawing the approval of our submissions or other product applications of that facility, discontinuation of manufacture, recalls, or other adverse actions.

If any regulatory body were to delay, withhold, or withdraw approval of an application, or require a recall or other adverse product action, or require one of our manufacturing facilities to cease or limit production, our business could be adversely affected. Delay and cost in obtaining FDA or other regulatory approval to manufacture at a different facility also could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

Although we have internal regulatory compliance programs and policies, there is no guarantee that these programs and policies, as currently designed, will meet regulatory agency standards in the future or will prevent instances of non-compliance with applicable laws and regulations. Additionally, despite our efforts at compliance, from time to time we receive notices of manufacturing and quality-related observations following inspections by regulatory authorities around the world, as well as official agency correspondence regarding compliance. We may receive similar observations and correspondence in the future. If we were deemed to be deficient in any significant way, or if any of the noted risks occur, our business, financial position, results of operations and/or cash flow could be materially affected, and the market value of our common stock could decline.

We are subject to various federal, state and local laws regulating working conditions, as well as environmental protection laws and regulations, including those governing the discharge of materials into the environment and those related to climate change. If changes to such environmental laws and regulations are made in the future that require significant changes in our operations, or if we engage in the development and manufacturing of new products requiring new or different environmental or other controls, or if we are found to have violated any applicable rules, we may be required to expend significant funds. Such changes, delays, and/or suspensions of activities or the occurrence of any of the above risks, could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

THE USE OF LEGAL, REGULATORY, AND LEGISLATIVE STRATEGIES BY BOTH BRAND AND GENERIC COMPETITORS, INCLUDING BUT NOT LIMITED TO “AUTHORIZED GENERICS” AND REGULATORY PETITIONS, AS WELL AS THE POTENTIAL IMPACT OF PROPOSED AND NEW LEGISLATION, MAY INCREASE COSTS ASSOCIATED WITH THE INTRODUCTION OR MARKETING OF OUR GENERIC PRODUCTS, COULD DELAY OR PREVENT SUCH INTRODUCTION, AND COULD SIGNIFICANTLY REDUCE OUR PROFIT.

Our competitors, both branded and generic, often pursue strategies to prevent, delay, or eliminate competition from generic alternatives to branded products. These strategies include, but are not limited to:

•
entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, at the same time or after generic competition initially enters the market;

•	launching a generic version of their own branded product prior to or at the same time or after generic competition initially enters the market;

•
filing petitions with the FDA or other regulatory bodies seeking to prevent or delay approvals, including timing the filings so as to thwart generic competition by causing delays of our product approvals;

•
seeking to establish regulatory and legal obstacles that would make it more difficult to demonstrate bioequivalence or to meet other requirements for approval, and/or to prevent regulatory agency review of applications, such as through the establishment of patent linkage (laws barring the issuance of regulatory approvals prior to patent expiration);

•	initiating legislative or other efforts to limit the substitution of generic versions of brand pharmaceuticals;

•	filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture, and/or scale of generic products;

•
introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the generic or the reference product for which we seek regulatory approval;

•
persuading regulatory bodies to withdraw the approval of brand name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists;

•	obtaining extensions of market exclusivity by conducting clinical trials of brand drugs in pediatric populations or by other methods; and

•	seeking to obtain new patents on drugs for which patent protection is about to expire.

In the U.S., some companies have lobbied Congress for amendments to the Hatch-Waxman Act that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.

If proposals like these in the U.S., Europe, or in other countries where we or our partners and suppliers operate were to become effective, or if any other actions by our competitors and other third parties to prevent or delay activities necessary to the approval, manufacture, or distribution of our products are successful, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced, or eliminated, which could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

IF WE ARE UNABLE TO SUCCESSFULLY INTRODUCE NEW PRODUCTS IN A TIMELY MANNER, OUR FUTURE REVENUE MAY BE ADVERSELY AFFECTED.

Our future revenues and profitability will depend, in part, upon our ability to successfully develop, license, or otherwise acquire and commercialize new generic and patent or statutorily protected pharmaceutical products in a timely manner. Product development is inherently risky, especially for new drugs for which safety and efficacy have not been established and the market is not yet proven as well as for complex generic drugs and biosimilars. Likewise, product licensing involves inherent risks, including among others uncertainties due to matters that may affect the achievement of milestones, as well as the possibility of contractual disagreements with regard to whether the supply of product meets certain specifications or terms such as license scope or termination rights. The development and commercialization process, particularly with regard to new and complex drugs, also requires substantial time, effort and financial resources. We, or a partner, may not be successful in commercializing any of such products on a timely basis, if at all, which could adversely affect our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

Before any prescription drug product, including generic drug products, can be marketed, marketing authorization approval is required by the relevant regulatory authorities and/or national regulatory agencies (for example the FDA in the U.S. and the EMA in the EU). The process of obtaining regulatory approval to manufacture and market new and generic pharmaceutical products is rigorous, time consuming, costly, and unpredictable. Outside the U.S., the approval process may be more or less rigorous, depending on the country, and the time required for approval may be longer or shorter than that required in the U.S. Bioequivalence studies conducted in one country may not be accepted in other countries, the requirements for approval may differ among countries, and the approval of a pharmaceutical product in one country does not necessarily mean that the product will be approved in another country. We, or a partner or supplier, may be unable to obtain requisite approvals on a timely basis, or at all, for new generic or branded products that we may develop, license or otherwise acquire. Moreover, if we obtain regulatory approval for a drug, it may be limited with respect to the indicated uses and delivery methods for which the drug may be marketed, which could in turn restrict our potential market for the drug. Also, for products pending approval, we may obtain raw materials or produce batches of inventory to be used in efficacy and bioequivalence testing, as well as in anticipation of the product’s launch. In the event that regulatory approval is denied or delayed, we could be exposed to the risk of this inventory becoming obsolete.

The approval process for generic pharmaceutical products often results in the relevant regulatory agency granting final approval to a number of generic pharmaceutical products at the time a patent claim for a corresponding branded product or other market exclusivity expires. This often forces us to face immediate competition when we introduce a generic product into the market. Additionally, further generic approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices, as well as reduced margins, for generic products compared to branded products. New generic market entrants generally cause continued price, margin, and sales erosion over the generic product life cycle.

In the U.S., the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, provides for a period of 180 days of generic marketing exclusivity for each ANDA applicant that is first-to-file an ANDA containing a certification of invalidity, non-infringement or unenforceability related to a patent listed with respect to a reference drug product, commonly referred to as a Paragraph IV certification. During this exclusivity period, which under certain circumstances may be required to be shared with other applicable ANDA sponsors with timely Paragraph IV certifications, the FDA cannot grant final approval to other ANDA sponsors holding applications for the same generic equivalent. If an ANDA containing a Paragraph IV certification is successful and the applicant is awarded exclusivity, the applicant generally enjoys higher market share, net revenues, and gross margin for that generic product. However, our ability to obtain 180 days of generic marketing exclusivity may be dependent upon our ability to obtain FDA approval or tentative approval within an applicable time period of the FDA’s acceptance of our ANDA. If we are unable to obtain approval or tentative approval within that time period, we may risk forfeiture of such marketing exclusivity. Even if we obtain FDA approval for our generic drug products, if we are not the first ANDA applicant to challenge a listed patent for such a product, we may lose significant advantages to a competitor that filed its ANDA containing such a challenge. The same would be true in situations where we are required to share our exclusivity period with other ANDA sponsors with Paragraph IV certifications.

In Europe and other countries and regions, there is no exclusivity period for the first generic product. The EMA or national regulatory agencies may grant marketing authorizations to any number of generics.

In addition, in other jurisdictions outside the U.S., we may face similar regulatory requirements and constraints. If we are unable to navigate our products through all of the regulatory requirements we face in a timely manner, or upon the occurrence of any of the other above risks, there could be an adverse effect on our product introduction plans, business, financial position, results of operations and/or cash flow, and the market value of our common stock could decline.

WE EXPEND A SIGNIFICANT AMOUNT OF RESOURCES ON RESEARCH AND DEVELOPMENT EFFORTS THAT MAY NOT LEAD TO SUCCESSFUL PRODUCT INTRODUCTIONS.

Much of our development effort is focused on technically difficult-to-formulate products and/or products that require advanced manufacturing technology, including our generic biologics program and respiratory platform. We conduct R&D primarily to enable us to manufacture and market approved pharmaceuticals in accordance with applicable regulations. We also partner with third parties to develop products. Typically, research expenses related to the development of innovative or complex compounds and the filing of marketing authorization applications for innovative and complex compounds (such as NDAs and biosimilar applications in the U.S.) are significantly greater than those expenses associated with the development of and filing of marketing authorization applications for most generic products (such as ANDAs in the U.S. and abridged applications in Europe). As we and our partners continue to develop new and/or complex products, our research expenses will likely increase. Because of the inherent risk associated with R&D efforts in our industry, including the high cost and uncertainty of conducting clinical trials (where required) particularly with respect to new and/or complex drugs, our, or a partner’s, research and development expenditures may not result in the successful introduction of new pharmaceutical products approved by the relevant regulatory bodies. Also, after we submit a marketing authorization application for a new compound or generic product, the relevant regulatory authority may change standards and/or request that we conduct additional studies or evaluations and, as a result, we may incur approval delays as well as total R&D costs to develop a particular product in excess of what we anticipated. Finally, we cannot be certain that any investment made in developing products will be recovered, even if we are successful in commercialization. To the extent that we expend significant resources on R&D efforts and are not able, ultimately, to introduce successful new and/or complex products as a result of those efforts, our business, financial position, results of operations and/or cash flow could be materially adversely affected, and the market value of our common stock could decline.

EVEN AFTER OUR PRODUCTS RECEIVE REGULATORY APPROVAL, SUCH PRODUCTS MAY NOT ACHIEVE EXPECTED LEVELS OF MARKET ACCEPTANCE.

Even if we are able to obtain regulatory approvals for our pharmaceutical products, generic or branded, the success of those products is dependent upon market acceptance. Levels of market acceptance for our products could be impacted by several factors, including but not limited to:

•	the availability of alternative products from our competitors;

•	the price of our products relative to that of our competitors;

•	the timing of our market entry;

•	the ability to market our products effectively to the different levels in the distribution chain;

•	other competitor actions; and

•	the continued acceptance of and/or reimbursement for our products by government and private formularies and/or third party payors.

Additionally, studies of the proper utilization, safety, and efficacy of pharmaceutical products are being conducted by the industry, government agencies, and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety, and efficacy of previously marketed as well as future products. In some cases, studies have resulted, and may in the future result, in the discontinuance of product marketing or other risk management programs, such as the need for a patient registry, as well as delays in approvals. The occurrence of any of the above risks could adversely affect our profitability, business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

THE DEVELOPMENT, MANUFACTURE AND SALE OF BIOSIMILAR PRODUCTS POSES UNIQUE RISKS, AND OUR FAILURE TO SUCCESSFULLY INTRODUCE BIOSIMILAR PRODUCTS COULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS AND FUTURE OPERATING RESULTS.

We and our partners and suppliers are actively working to develop and commercialize biosimilar products – that is, a biological product that is highly similar to an already approved biological product, notwithstanding minor differences in clinically inactive components, and for which there are no clinically meaningful differences between the biosimilar and the approved biological product in terms of the safety, purity and potency. However, significant uncertainty remains concerning both the regulatory pathway in the U.S. and in other countries to obtain regulatory approval of biosimilar products, and the commercial pathway to successfully market and sell such products. In particular, although recently enacted legislation authorizes the FDA to create a regulatory pathway for the review and approval of such products, significant uncertainty remains concerning the establishment of this regulatory regime, as well as the commercial steps necessary to successfully market and sell such products. The costs of development and approval, along with the likelihood of success for our biosimilar candidates, however, will be dependent upon any final regulations issued by the FDA or other relevant regulatory authorities.

Moreover, biosimilar products will likely be subject to extensive patent clearances and patent infringement litigation, which could delay or prevent the commercial launch of a product for many years. If we are unable to obtain FDA or other non-U.S. regulatory authority approval for our products, as needed, such products may not be commercially successful and may not generate profits in amounts that are sufficient to offset the amount invested to obtain such approvals. Market success of biosimilar products will depend on demonstrating to regulators, patients, physicians and payors (such as insurance companies) that such products are safe and efficacious compared to other existing products yet offer a more competitive price or other benefit over existing therapies. In addition, the development and manufacture of biosimilars pose unique risks related to the supply of the materials needed to manufacture biosimilars. Access to and the supply of necessary biological materials may be limited, and government regulations restrict access to and regulate the transport and use of such materials. Depending on the outcome of the foregoing risks, we may not be able to generate future sales of biosimilar products in certain jurisdictions and may not realize the anticipated benefits of our investments in the development, manufacture and sale of such products. If our development efforts do not result in the development and timely approval of biosimilar products or if such products, once developed and approved, are not commercially successful, or upon the occurrence of any of the above risks, our results of operations, financial condition, and/or cash flow could be materially adversely affected, and the market value of our common stock could decline.

OUR BUSINESS IS HIGHLY DEPENDENT UPON MARKET PERCEPTIONS OF US, OUR BRANDS, AND THE SAFETY AND QUALITY OF OUR PRODUCTS, AND MAY BE ADVERSELY IMPACTED BY NEGATIVE PUBLICITY OR FINDINGS.

Market perceptions of us are very important to our business, especially market perceptions of our company and brands and the safety and quality of our products. If we, our partners and suppliers, or our brands, suffer from negative publicity, or if any of our products or similar products which other companies distribute are subject to market withdrawal or recall or are proven to be, or are claimed to be, ineffective or harmful to consumers, then this could have a material adverse effect on our business, financial position, and results of operations and cash flow, and could cause the market value of our common stock to decline. Also, because we are dependent on market perceptions, negative publicity associated with product quality, patient illness, or other adverse effects resulting from, or perceived to be resulting from, our products, or our partners’ and suppliers’ manufacturing facilities, could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

THE ILLEGAL DISTRIBUTION AND SALE BY THIRD PARTIES OF COUNTERFEIT VERSIONS OF OUR PRODUCTS OR OF STOLEN PRODUCTS COULD HAVE A NEGATIVE IMPACT ON OUR REPUTATION AND OUR BUSINESS.

The pharmaceutical drug supply has been increasingly challenged by the vulnerability of distribution channels to illegal counterfeiting and the presence of counterfeit products in a growing number of markets and over the Internet. The WHO estimates that more than 10% of medications being sold globally are counterfeit.

Third parties may illegally distribute and sell counterfeit versions of our products, that do not meet the rigorous manufacturing and testing standards that our products undergo. Counterfeit products are frequently unsafe or ineffective, and can be potentially life-threatening. Counterfeit medicines may contain harmful substances, the wrong dose of API, or no API at all. However, to distributors and users, counterfeit products may be visually indistinguishable from the authentic version.

Reports of adverse reactions to counterfeit drugs or increased levels of counterfeiting could materially affect patient confidence in the authentic product. It is possible that adverse events caused by unsafe counterfeit products will mistakenly be attributed to the authentic product. In addition, thefts of inventory at warehouses, plants, or while in-transit, which are not properly stored and which are sold through unauthorized channels, could adversely impact patient safety, our reputation, and our business.

Public loss of confidence in the integrity of pharmaceutical products as a result of counterfeiting or theft could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

OUR COMPETITORS, INCLUDING BRANDED PHARMACEUTICAL COMPANIES, AND/OR OTHER THIRD PARTIES, MAY ALLEGE THAT WE AND/OR OUR SUPPLIERS ARE INFRINGING UPON THEIR INTELLECTUAL PROPERTY, INCLUDING IN AN “AT RISK LAUNCH” SITUATION, IMPACTING OUR ABILITY TO LAUNCH A PRODUCT, AND/OR OUR ABILITY TO CONTINUE MARKETING A PRODUCT, AND/OR FORCING US TO EXPEND SUBSTANTIAL RESOURCES IN RESULTING LITIGATION, THE OUTCOME OF WHICH IS UNCERTAIN.

Companies that produce branded pharmaceutical products and other patent holders routinely bring litigation against entities selling or seeking regulatory approval to manufacture and market generic forms of their branded products, as well as other entities involved in the manufacture, supply, testing, marketing, and other aspects relating to active pharmaceutical ingredients and finished pharmaceutical products. These companies and other patent holders allege patent infringement or other violations of intellectual property rights as the basis for filing suit against an applicant for a generic product license as well as others who may be involved in some aspect of the research, production, distribution, or testing process. Litigation often involves significant expense and can delay or prevent introduction or sale of our generic products. If patents are held valid and infringed by our products in a particular jurisdiction, we and/or our supplier(s) or partner(s) would, unless we or the supplier(s) or partner(s) could obtain a license from the patent holder, need to cease manufacturing and other activities, including but not limited to selling in that jurisdiction, and may need to surrender or withdraw the product, or destroy existing stock in that jurisdiction.

There also may be situations where we use our business judgment and decide to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent holder and not necessarily by the profits earned by the infringer. In the case of a finding by a court of willful infringement, the definition of which is subjective, such damages may be increased by an additional 200%. Moreover, because of the discount pricing typically involved with bioequivalent (generic) products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in a case such as this or in other similar litigation, or a judicial order preventing us or our suppliers and partners from manufacturing, marketing, selling, and/or other activities necessary to the manufacture and distribution of our products, could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline. For information regarding legal proceedings, refer to Note 15, “Contingencies,” in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

IF WE OR ANY PARTNER OR SUPPLIER FAIL TO OBTAIN OR ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS, THEN WE COULD LOSE REVENUE UNDER OUR LICENSING AGREEMENTS OR LOSE SALES TO GENERIC COPIES OF OUR BRANDED PRODUCTS.

Our success, particularly in our specialty business, depends in part on our or any partner’s or supplier’s ability to obtain, maintain and enforce patents, and protect trade secrets, know-how and other proprietary information. Our ability to commercialize any branded product successfully will largely depend upon our or any partner’s or supplier’s ability to obtain and maintain patents of sufficient scope to lawfully prevent third-parties from developing infringing products. In the absence of patent and trade secret protection, competitors may adversely affect our branded products business by independently developing and marketing substantially equivalent products. It is also possible that we could incur substantial costs if we are required to initiate litigation against others to protect or enforce our intellectual property rights.

We have filed patent applications covering the composition of, methods of making, and/or methods of using, our branded products and branded product candidates. We may not be issued patents based on patent applications already filed or that we file in the future. Further, due to other factors that affect patentability, and if patents are issued, they may be insufficient in scope to cover or otherwise protect our branded products. Patents are national in scope and therefore the issuance of a patent in one country does not ensure the issuance of a patent in any other country. Furthermore, the patent position of companies in the pharmaceutical industry generally involves complex legal and factual questions and has been and remains the subject of significant litigation. Legal standards relating to scope and validity of patent claims are evolving and may differ in various countries. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the U.S. Patent and Trademark Office or any other governmental agency may commence opposition or interference proceedings involving, or consider other challenges to, our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications would be costly, would require significant time and attention of our management, could cause a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

BOTH OUR GENERICS AND SPECIALTY BUSINESSES DEVELOP, FORMULATE, MANUFACTURE, OR IN-LICENSE AND MARKET PRODUCTS THAT ARE SUBJECT TO ECONOMIC RISKS RELATING TO INTELLECTUAL PROPERTY RIGHTS, COMPETITION, AND MARKET UNPREDICTABILITY.

Our products may be subject to the following risks, among others:

•	limited patent life, or the loss of patent protection;

•	competition from generic or other branded products;

•	reductions in reimbursement rates by government and other third-party payors;

•	importation by consumers;

•	product liability;

•	drug research and development risks; and

•	unpredictability with regard to establishing a market.

In addition, developing and commercializing branded products is generally more costly than generic products. If such business expenditures do not ultimately result in the launch of commercially successful brand products, or if any of the risks above were to occur, there could be a material adverse effect on our business, financial position, results of operations and/or cash flow, and the market value of our common stock could decline.

WE FACE VIGOROUS COMPETITION FROM OTHER PHARMACEUTICAL MANUFACTURERS THAT THREATENS THE COMMERCIAL ACCEPTANCE AND PRICING OF OUR PRODUCTS.

The pharmaceutical industry is highly competitive. We face competition from many U.S. and non-U.S. manufacturers, some of whom are significantly larger than we are. Our competitors may be able to develop products and processes competitive with or superior to our own for many reasons, including but not limited to the possibility that they may have:

•	proprietary processes or delivery systems;

•	larger or more productive research and development and marketing staffs;

•	larger or more efficient production capabilities in a particular therapeutic area;

•	more experience in preclinical testing and human clinical trials;

•	more products; or

•	more experience in developing new drugs and greater financial resources, particularly with regard to manufacturers of branded products.

The occurrence of any of the above risks could have an adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

A RELATIVELY SMALL GROUP OF PRODUCTS MAY REPRESENT A SIGNIFICANT PORTION OF OUR REVENUES, GROSS PROFIT, OR NET EARNINGS FROM TIME TO TIME.

Sales of a limited number of our products from time to time represent a significant portion of our revenues, gross profit, and net earnings. For the years ended December 31, 2013 and 2012 our top ten products in terms of sales, in the aggregate, represented approximately 31% and 28%, respectively, of our consolidated total revenues. If the volume or pricing of our largest selling products declines in the future, our business, financial position, results of operations and/or cash flow could be materially adversely affected, and the market value of our common stock could decline.

OUR BUSINESS COULD BE NEGATIVELY AFFECTED BY THE PERFORMANCE OF OUR COLLABORATION PARTNERS AND SUPPLIERS.

We have entered into strategic alliances with partners and suppliers to develop, manufacture, market and/or distribute certain products, and/or certain components of our products, in various markets. We commit substantial effort, funds and other resources to these various collaborations. There is a risk that the investments made by us in these collaborative arrangements will not generate financial returns. While we believe our relationships with our partners and suppliers generally are successful, disputes or conflicting priorities and regulatory or legal intervention could be a source of delay or uncertainty as to the expected benefits of the collaboration. A failure or inability of our partners or suppliers to fulfill their collaboration obligations, or the occurrence of any of the risks above, could have an adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

A SIGNIFICANT PORTION OF OUR REVENUES IS DERIVED FROM SALES TO A LIMITED NUMBER OF CUSTOMERS.

A significant portion of our revenues is derived from sales to a limited number of customers. If we were to experience a significant reduction in or loss of business with one or more such customers, or if one or more such customers were to experience difficulty in paying us on a timely basis, our business, financial position, results of operations and/or cash flow could be materially adversely affected, and the market value of our common stock could decline.

During the years ended December 31, 2013, 2012 and 2011, sales to Cardinal Health, Inc. were approximately 15%, 14% and 13%, respectively, and sales to McKesson Corporation were approximately 14%, 13% and 11%, respectively, of consolidated net revenues.

WE MAY EXPERIENCE DECLINES IN THE SALES VOLUME AND PRICES OF OUR PRODUCTS AS THE RESULT OF THE CONTINUING TREND TOWARD CONSOLIDATION OF CERTAIN CUSTOMER GROUPS, SUCH AS THE

WHOLESALE DRUG DISTRIBUTION AND RETAIL PHARMACY INDUSTRIES, AS WELL AS THE EMERGENCE OF LARGE BUYING GROUPS.

A significant amount of our sales are to a relatively small number of drug wholesalers and retail drug chains. These customers represent an essential part of the distribution chain of generic pharmaceutical products. Drug wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and, consequently, increasing the product pricing pressures facing our business. Additionally, the emergence of large buying groups representing independent retail pharmacies and the prevalence and influence of managed care organizations and similar institutions potentially enable those groups to attempt to extract price discounts on our products. The occurrence of any of the above risks could adversely affect our business, financial position, and results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE DEPEND TO A LARGE EXTENT ON THIRD-PARTY SUPPLIERS AND DISTRIBUTORS FOR RAW MATERIALS, PARTICULARLY THE CHEMICAL COMPOUND(S) THAT CONSITUTE THE ACTIVE PHARMACEUTICAL INGREDIENTS THAT WE USE TO MANUFACTURE OUR PRODUCTS, AS WELL AS CERTAIN FINISHED GOODS, INCLUDING CERTAIN CONTROLLED SUBSTANCES. THESE THIRD-PARTY SUPPLIERS AND DISTRIBUTORS MAY EXPERIENCE DELAYS IN OR INABILITY TO SUPPLY US WITH RAW MATERIALS NECESSARY TO THE DEVELOPMENT AND/OR MANUFACTURE OF OUR PRODUCTS.

We purchase certain API (i.e., the chemical compounds that produce the desired therapeutic effect in our products) and other materials and supplies that we use in our manufacturing operations, as well as certain finished products, from many different foreign and domestic suppliers.

In certain cases, we have listed only one supplier in our applications with regulatory agencies, and there is no guarantee that we will always have timely and sufficient access to a critical raw material or finished product supplied by third parties, even when we have more than one supplier. An interruption in the supply of a single-sourced or any other raw material, including the relevant API, or in the supply of finished product, could cause our business, financial position, results of operations and/or cash flow to be materially adversely affected, and the market value of our common stock could decline. In addition, our manufacturing and supply capabilities could be adversely impacted by quality deficiencies in the products which our suppliers provide, which could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

We utilize controlled substances in certain of our current products and products in development, and therefore must meet the requirements of the Controlled Substances Act of 1970 and the related regulations administered by the DEA in the U.S., as well as similar laws in other countries where we operate. These laws relate to the manufacture, shipment, storage, sale, and use of controlled substances. The DEA and other regulatory agencies limit the availability of the active ingredients used in certain of our current products and products in development and, as a result, our procurement quota of these active ingredients may not be sufficient to meet commercial demand or complete clinical trials. We must annually apply to the DEA and other regulatory agencies for procurement quota in order to obtain these substances. Any delay or refusal by the DEA or such regulatory agencies in establishing our procurement quota for controlled substances could delay or stop our clinical trials or product launches, or could cause trade inventory disruptions for those products that have already been launched, which could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

THE SUPPLY OF API INTO EUROPE MAY BE NEGATIVELY AFFECTED BY RECENT REGULATIONS PROMULGATED BY THE EUROPEAN UNION.

Starting on July 2, 2013, all API imported into the EU must be certified as complying with the good manufacturing practice (“GMP”) standards established by the EU, as stipulated by the International Conference for Harmonization. These new regulations place the certification requirement on the regulatory bodies of the exporting countries. Accordingly, as of July 2, 2013, the national regulatory authorities of each exporting country must: (i) ensure that all manufacturing plants within their borders that export API into the EU comply with EU manufacturing standards and; (ii) for each API exported, present a written document confirming that the exporting plant conforms to EU manufacturing standards. The imposition of this responsibility on the governments of the nations exporting an API may cause delays in delivery or shortages of an API necessary to manufacture our products, as certain governments may not be willing or able to comply with the regulation in a timely fashion, or at all. A shortage in API may prevent us from manufacturing, or cause us to have to cease manufacture of, certain products, or to incur costs and delays to qualify other suppliers to substitute for those API manufacturers unable to export. The occurrence of any of the above risks could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE HAVE A LIMITED NUMBER OF MANUFACTURING FACILITIES AND CERTAIN THIRD PARTY SUPPLIERS PRODUCING A SUBSTANTIAL PORTION OF OUR PRODUCTS.

A substantial portion of our capacity, as well as our current production, is attributable to a limited number of manufacturing facilities and certain third party suppliers. A significant disruption at any one of such facilities within our internal or third party supply chain, even on a short-term basis, whether due to a labor strike, failure to reach acceptable agreement with labor and unions, adverse quality or compliance observation, infringement of intellectual property rights, act of God, civil or political unrest, export or import restrictions, or other events could impair our ability to produce and ship products to the market on a timely basis and could, among other consequences, subject us to exposure to claims from customers. Any of these events could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

OUR REPORTING AND PAYMENT OBLIGATIONS RELATED TO OUR PARTICIPATION IN FEDERAL HEALTH CARE PROGRAMS, INCLUDING MEDICARE AND MEDICAID, ARE COMPLEX AND OFTEN INVOLVE SUBJECTIVE DECISIONS THAT COULD CHANGE AS A RESULT OF NEW BUSINESS CIRCUMSTANCES, NEW REGULATIONS OR AGENCY GUIDANCE, OR ADVICE OF LEGAL COUNSEL. ANY FAILURE TO COMPLY WITH THOSE OBLIGATIONS COULD SUBJECT US TO INVESTIGATION, PENALTIES, AND SANCTIONS.

Federal laws regarding reporting and payment obligations with respect to a pharmaceutical company’s participation in federal health care programs, including Medicare and Medicaid, are complex. Because our processes for calculating applicable government prices and the judgments involved in making these calculations involve subjective decisions and complex methodologies, these calculations are subject to risk of errors and differing interpretations. In addition, they are subject to review and challenge by the applicable governmental agencies, and it is possible that such reviews could result in changes that may have material adverse legal, regulatory, or economic consequences.

The PPACA of 2010 includes a provision requiring the CMS to publish a weighted average Average Manufacturer Price (“AMP”) for all multi-source drugs. The provision was effective October 1, 2010; however, weighted average AMP’s have not yet been published by CMS, except in draft form, and have not been implemented for use in the calculation of Federal Upper Limits. Although the weighted average AMP would not reveal Mylan’s individual AMP, publishing a weighted average AMP available to customers and the public at large could negatively affect our leverage in commercial price negotiations.

In addition, as also disclosed herein, a number of state and federal government agencies are conducting investigations of manufacturers’ reporting practices with respect to Average Wholesale Prices (“AWP”). The government has alleged that reporting of inflated AWP has led to excessive payments for prescription drugs. We and numerous other pharmaceutical companies have been named as defendants in various actions relating to pharmaceutical pricing issues and whether allegedly improper actions by pharmaceutical manufacturers led to excessive payments by Medicare and/or Medicaid.

Any governmental agencies or authorities that have commenced, or may commence, an investigation of Mylan relating to the sales, marketing, pricing, quality, or manufacturing of pharmaceutical products could seek to impose, based on a claim of violation of anti-fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties, and possible exclusion from federal health care programs, including Medicare and Medicaid. Some of the applicable laws may impose liability even in the absence of specific intent to defraud. Furthermore, should there be ambiguity with regard to how to properly calculate and report payments - and even in the absence of any such ambiguity - a governmental authority may take a position contrary to a position we have taken, and may impose civil and/or criminal sanctions. Any failure to comply with the above laws and regulations, and any such penalties or sanctions could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE MAY EXPERIENCE REDUCTIONS IN THE LEVELS OF REIMBURSEMENT FOR PHARMACEUTICAL PRODUCTS BY GOVERNMENTAL AUTHORITIES, HMOS, OR OTHER THIRD-PARTY PAYORS. IN ADDITION, THE USE OF TENDER SYSTEMS AND OTHER FORMS OF PRICE CONTROL COULD REDUCE PRICES FOR OUR PRODUCTS OR REDUCE OUR MARKET OPPORTUNITIES.

Various governmental authorities (including, among others, the U.K. National Health Service and the German statutory health insurance scheme) and private health insurers and other organizations, such as HMOs in the U.S., provide reimbursements or subsidies to consumers for the cost of certain pharmaceutical products. Demand for our products depends in part on the extent to which such reimbursement is available. In the U.S., third-party payors increasingly challenge the pricing of pharmaceutical products. This trend and other trends toward the growth of HMOs, managed health care, and legislative health care reform create significant uncertainties regarding the future levels of reimbursement for pharmaceutical products. Further, any reimbursement may be reduced in the future to the point that market demand for our products and/or our profitability declines. Such a decline could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

In addition, a number of markets in which we operate have implemented or may implement tender systems or other forms of price controls for generic pharmaceuticals in an effort to lower prices. Under such tender systems, manufacturers submit bids which establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender.

Certain other countries may consider the implementation of a tender system or other forms of price controls. Even if a tender system is ultimately not implemented, the anticipation of such could result in price reductions. Failing to win tenders, or the implementation of similar systems or other forms of price controls in other markets leading to further price declines, could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

LEGISLATIVE OR REGULATORY PROGRAMS THAT MAY INFLUENCE PRICES OF PHARMACEUTICAL PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Current or future federal, state or foreign laws and regulations may influence the prices of drugs and, therefore, could adversely affect the prices that we receive for our products. For example, programs in existence in certain states in the U.S. seek to broadly set prices, within those states, through the regulation and administration of the sale of prescription drugs. Expansion of these programs, in particular state Medicare and/or Medicaid programs, or changes required in the way in which Medicare and/or Medicaid rebates are calculated under such programs, could adversely affect the prices we receive for our products and could have a material adverse effect on our business, financial position and results of operations and could cause the market value of our common stock to decline.

In order to control expenditure on pharmaceuticals, most member states in the EU regulate the pricing of products and, in some cases, limit the range of different forms of pharmaceuticals available for prescription by national health services. These controls can result in considerable price differences between member states.

Several countries in which we operate have implemented, or plan to or may implement, government mandated price reductions and/or other controls. When such price cuts occur, pharmaceutical companies have generally experienced significant declines in revenues and profitability and uncertainties continue to exist within the market after the price decrease. Such price reductions or controls could have an adverse effect on our business, and as uncertainties are resolved or if other countries in which we operate enact similar measures, they could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

HEALTH CARE REFORM LEGISLATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, health care services in the U.S., and it is likely that federal and state legislatures and health agencies will continue to focus on health care reform in the future. The PPACA and The Health Care and Education and Reconciliation Act of 2010 (H.R. 4872), which amends the PPACA (collectively the “Health Reform Laws”), were signed into law in March 2010. While the Health Reform Laws may increase the number of patients who have insurance coverage for our products, they also include provisions such as the assessment of a pharmaceutical manufacturer fee and an increase in the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs.

We are unable to predict the future course of federal or state health care legislation. The Health Reform Laws and further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

Additionally, we encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility and/or reimbursement levels to control costs for the government-sponsored health care system. These systems of price regulations may lead to inconsistent and lower prices. Within the EU and in other countries, the availability of our products in some markets at lower prices undermines our sales in other markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets, and may create the opportunity for third party cross border trade.

If significant additional reforms are made to the U.S. health care system, or to the health care systems of other markets in which we operate, those reforms could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE ARE INVOLVED IN VARIOUS LEGAL PROCEEDINGS AND CERTAIN GOVERNMENT INQUIRIES AND MAY EXPERIENCE UNFAVORABLE OUTCOMES OF SUCH PROCEEDINGS OR INQUIRIES.

We are or may be involved in various legal proceedings and certain government inquiries or investigations, including, but not limited to, patent infringement, product liability, antitrust matters, breach of contract, and claims involving Medicare and/or Medicaid reimbursements, or laws relating to sales and marketing practices, some of which are described in our periodic reports, that involve claims for, or the possibility of, fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties and exclusion from participation in various government health-care-related programs. With respect to government antitrust enforcement and private plaintiff litigation of so-called "pay for delay" patent settlements, large verdicts, settlements or government fines are possible, especially in the U.S. and E.U. If any of these legal proceedings or inquiries were to result in an adverse outcome, the impact could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

With respect to product liability, we maintain a combination of self-insurance (including through our wholly owned captive insurance subsidiary) and commercial insurance to protect against and manage a portion of the risks involved in conducting our business. Although we carry insurance, we believe that no reasonable amount of insurance can fully protect against all such risks because of the potential liability inherent in the business of producing pharmaceuticals for human consumption. Emerging developments in the U.S. legal landscape relative to the liability of generic pharmaceutical manufacturers for certain product liabilities claims could increase our exposure litigation costs and damages. To the extent that a loss occurs, depending on the nature of the loss and the level of insurance coverage maintained, it could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

In addition, in limited circumstances, entities that we acquired are party to litigation in matters under which we are, or may be, entitled to indemnification by the previous owners. Even in the case of indemnification, there are risks inherent in such indemnities and, accordingly, there can be no assurance that we will receive the full benefits of such indemnification, or that we will not experience an adverse result in a matter that is not indemnified, which could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE ARE SUBJECT TO THE U.S. FOREIGN CORRUPT PRACTICES ACT AND SIMILAR WORLDWIDE ANTI-CORRUPTION LAWS, WHICH IMPOSE RESTRICTIONS ON CERTAIN CONDUCT AND MAY CARRY SUBSTANTIAL FINES AND PENALTIES.

We are subject to the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions. These laws generally prohibit companies and their intermediaries from engaging in bribery or making other prohibited payments to government officials for the purpose of obtaining or retaining business, and some have record keeping requirements. The failure to comply with these laws could result in substantial criminal and/or monetary penalties. We operate in jurisdictions that have experienced corruption, bribery, pay-offs and other similar practices from time-to-time and, in certain circumstances, such practices may be local custom. We have implemented internal control policies and procedures that mandate compliance with these anti-corruption laws. However, we cannot be certain that these policies and procedures will protect us against liability. There can be no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or agents are found to have engaged in such practices, we could suffer severe criminal or civil penalties and other consequences that could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and the market value of our common stock could decline.

OUR FAILURE TO COMPLY WITH APPLICABLE ENVIRONMENTAL AND OCCUPATIONAL HEALTH AND SAFETY LAWS AND REGULATIONS WORLDWIDE COULD ADVERSLY IMPACT OUR BUSINESS AND RESULTS OF OPERATIONS.

We are subject to various federal, state and local laws and regulations concerning, among other things, the environment, climate change, regulation of chemicals, employee safety and product safety. These requirements include regulation of the handling, manufacture, transportation, storage, use and disposal of materials, including the discharge of hazardous materials and pollutants into the environment. In the normal course of our business, we are exposed to risks relating to possible releases of hazardous substances into the environment, which could cause environmental or property damage or personal injuries, and which could result in (i) our noncompliance with such environmental and occupational health and safety laws and regulations and (ii) regulatory enforcement actions or claims for personal injury and property damage against us. If an unapproved or illegal environmental discharge occurs, or if we discover contamination caused by prior operations, including by prior owners and operators of properties we acquire, we could be liable for cleanup obligations, damages and fines. The substantial unexpected costs we may incur could have a material and adverse effect on our business, financial position, results of operations, and cash flow. In addition, our environmental capital expenditures and costs for environmental compliance may increase substantially in the future as a result of changes in environmental laws and regulations, the development and manufacturing of a new product or increased development or manufacturing activities at any of our facilities. We may be required to expend significant funds and our manufacturing activities could be delayed or suspended, which could have a material adverse effect on our business, financial position, and results of operations and/or cash flow, and could cause the market value of our common stock to decline.

IF THE INTERCOMPANY TERMS OF CROSS BORDER ARRANGEMENTS WE HAVE AMONG OUR SUBSIDIARIES ARE DETERMINED TO BE INAPPROPRIATE OR INEFFECTIVE, OUR TAX LIABILITY MAY INCREASE.

We have potential tax exposures resulting from the varying application of statutes, regulations and interpretations which include exposures on intercompany terms of cross border arrangements among our subsidiaries in relation to various aspects of our business, including manufacturing, marketing, sales and delivery functions. Although we believe our cross border arrangements between affiliates are based upon internationally accepted standards, tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase and could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

UNANTICIPATED CHANGES IN OUR TAX PROVISIONS OR EXPOSURE TO ADDITIONAL INCOME TAX LIABILITIES AND CHANGES IN INCOME TAX LAWS AND TAX RULINGS MAY HAVE A SIGNIFICANT ADVERSE IMPACT ON OUR EFFECTIVE TAX RATE AND INCOME TAX EXPENSE.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant analysis and judgment are required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals.

Additionally, changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in the valuation of deferred tax assets and liabilities, the results of audits and the examination of previously filed tax returns by taxing authorities and continuing assessments of our tax exposures could impact our tax liabilities and affect our income tax expense, which could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

Finally, potential changes to income tax laws in the U.S. include measures which would defer the deduction of interest expense related to deferred income; determine the foreign tax credit on a pooling basis; tax currently excess returns associated with transfers of intangibles offshore; and limit earnings stripping by expatriated entities. In addition, proposals were made to encourage manufacturing in the U.S., including reduced rates of tax and increased deductions related to manufacturing. We cannot determine whether these proposals will be modified or enacted, whether other proposals unknown at this time will be made or the extent to which the corporate tax rate might be reduced and ameliorate the adverse impact of some of these proposals. If enacted, and depending on its precise terms, such legislation could materially increase our overall effective income tax rate and income tax expense and could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE HAVE A NUMBER OF CLEAN ENERGY INVESTMENTS WHICH ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES.

We have invested in clean energy operations capable of producing refined coal that we believe qualify for tax credits under U.S. Internal Revenue Code (“IRC”) Section 45. Our ability to claim tax credits under IRC Section 45 depends upon the operations in which we have invested satisfying certain ongoing conditions set forth in IRC Section 45. These include, among others, the emissions reduction, “qualifying technology”, and “placed-in-service” requirements of IRC Section 45, as well as the requirement that at least one of the operations’ owners qualifies as a “producer” of refined coal. While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations have not satisfied, or have not continued to satisfy, the conditions set forth in IRC Section 45. Additionally, Congress could modify or repeal IRC Section 45 and remove the tax credits retroactively.

In addition, IRC Section 45 contains phase out provisions based upon the market price of coal, such that, if the price of coal rises to specified levels, we could lose some or all of the tax credits we expect to receive from these investments.

Finally, when the price of natural gas or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an economic slowdown and a corresponding decline in the use of electricity. If utilities burn less coal, eliminate coal in the production of electricity or are otherwise unable to operate for an extended period of time, the availability of the tax credits would also be reduced. The occurrence of any of the above risks could adversely affect our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

THE INCREASING AMOUNT OF INTANGIBLE ASSETS AND GOODWILL RECORDED ON OUR BALANCE SHEET MAY LEAD TO SIGNIFICANT IMPAIRMENT CHARGES IN THE FUTURE WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

We regularly review our long-lived assets, including identifiable intangible assets and goodwill, for impairment. Goodwill and indefinite-lived intangible assets are subject to impairment assessment at least annually. Other long-lived assets are reviewed when there is an indication that an impairment may have occurred. The amount of goodwill and identifiable intangible assets on our consolidated balance sheet has increased significantly as a result of our acquisitions, and may increase further following future potential acquisitions. In addition, we may from time to time sell assets that we determine are not critical to our strategy or execution. Future events or decisions may lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Any significant impairment charges could have a material adverse effect on our financial position and/or results of operations and could cause the market value of our common stock to decline.

WE MAY DECIDE TO SELL ASSETS, WHICH COULD ADVERSELY AFFECT OUR PROSPECTS AND OPPORTUNITIES FOR GROWTH.

We may from time to time consider selling certain assets if (a) we determine that such assets are not critical to our strategy, or (b) we believe the opportunity to monetize the asset is attractive or for various other reasons, including for the reduction of indebtedness. We have explored and will continue to explore the sale of certain non-core assets. Although our expectation is to engage in asset sales only if they advance or otherwise support our overall strategy, any such sale could reduce the size or scope of our business, our market share in particular markets or our opportunities with respect to certain markets, products or therapeutic categories. As a result, any such sale could have an adverse effect on our business, prospects and opportunities for growth, financial position, and results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE HAVE SIGNIFICANT INDEBTEDNESS WHICH COULD ADVERSELY EFFECT OUR FINANCIAL POSITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER SUCH INDEBTEDNESS. ANY REFINANCING OF THIS DEBT COULD BE AT SIGNIFICANTLY HIGHER INTEREST RATES. OUR SUBSTANTIAL INDEBTEDNESS COULD LEAD TO ADVERSE CONSEQUENCES.

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

•	limiting our flexibility in planning for, or reacting to, challenges and opportunities, and changes in our businesses and the markets in which we operate;

•	limiting our ability to obtain additional financing to fund our working capital, capital expenditures, acquisitions and debt service requirements and other financing needs;

•	increasing our vulnerability to increases in interest rates in general because a substantial portion of our indebtedness bears interest at floating rates; and

•	placing us at a competitive disadvantage to our competitors that have less debt.

Our ability to service our indebtedness will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we do not have sufficient cash flow to service our indebtedness, we may need to refinance all or part of our existing indebtedness, borrow more money or sell securities or assets, some or all of which may not be available to us at acceptable terms or at all. In addition, we may need to incur additional indebtedness in the future in the ordinary course of business. Although the terms of our senior credit agreement and our bond indentures allow us to incur additional debt, this is subject to certain limitations which may preclude us from incurring the amount of indebtedness we otherwise desire.

In addition, if we incur additional debt, the risks described above could intensify. If global credit markets return to their recent levels of contraction, future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness. Any of the foregoing could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

Our credit facilities, senior unsecured notes, securitization facility, other outstanding indebtedness and any additional indebtedness we incur in the future impose, or may impose, significant operating and financial restrictions on us. These restrictions limit our ability to, among other things, incur additional indebtedness, make investments, pay certain dividends, prepay other indebtedness, sell assets, incur certain liens, enter into agreements with our affiliates or restricting our subsidiaries’ ability to pay dividends, merge or consolidate. In addition, our Senior Credit Agreement requires us to maintain specified financial ratios. These covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of any of these covenants or our inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare our indebtedness, together with accrued interest and other fees, to be immediately due and payable. These factors could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

THE TOTAL AMOUNT OF INDEBTEDNESS RELATED TO OUR OUTSTANDING CASH CONVERTIBLE NOTES DUE 2015 (THE “CASH CONVERTIBLE NOTES”) WILL INCREASE IF OUR STOCK PRICE INCREASES. ALSO, WE HAVE ENTERED INTO HEDGES AND WARRANT TRANSACTIONS IN CONNECTION WITH THE CASH CONVERTIBLE NOTES IN ORDER TO HEDGE SOME OF THE RISK ASSOCIATED WITH THE POTENTIAL INCREASE OF INDEBTEDNESS AND SETTLEMENT VALUE. SUCH TRANSACTIONS HAVE BEEN CONSUMMATED WITH CERTAIN COUNTERPARTIES, MAINLY HIGHLY RATED FINANCIAL INSTITUTIONS. ANY INCREASE IN INDEBTEDNESS, NET EXPOSURE RELATED TO THE RISK OR FAILURE OF ANY COUNTERPARTIES TO PERFORM THEIR OBLIGATIONS, COULD HAVE ADVERSE EFFECTS ON US, INCLUDING UNDER OUR DEBT AGREEMENTS.

Under applicable accounting rules, the cash conversion feature that is a term of the Cash Convertible Notes must be recorded as a liability on our balance sheet and periodically marked to fair value. If our stock price increases, the liability associated with the cash conversion feature would increase and, because this liability must be periodically marked to fair value on our balance sheet, the total amount of indebtedness related to the notes that is shown on our balance sheet would also increase. This could have adverse effects on us, including under any future debt agreements that contain covenants based on a definition of total indebtedness as defined under accounting principles generally accepted in the United States of America (“GAAP”). As a result, we may not be able to comply with such covenants in the future, which could, among other things, restrict our ability to grow our business, take advantage of business opportunities or respond to competitive pressures. The occurrence of any of the above risks could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of the notes and our common stock to decline.

In connection with the issuance of the Cash Convertible Notes, we entered into note hedge and warrant transactions with certain financial institutions, each of which we refer to as a counterparty. The Cash Convertible Note hedge is comprised of purchased cash-settled call options that are expected to reduce our exposure to potential cash payments required to be made by us upon the cash conversion of the notes. We have also entered into respective warrant transactions with the counterparties pursuant to which we will have sold to each counterparty warrants for the purchase of shares of our common stock. Together, each of the note hedges and warrant transactions are expected to provide us with some protection against increases in our stock price over the conversion price per share. However, there is no assurance that these transactions will remain in effect at all times. Also, although we believe the counterparties are highly rated financial institutions, there are no assurances that the counterparties will be able to perform their respective obligations under the agreement we have with each of them. Any net exposure related to conversion of the notes or any failure of the counterparties to perform their obligations under the agreements we have with them could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE ENTER INTO VARIOUS AGREEMENTS IN THE NORMAL COURSE OF BUSINESS WHICH PERIODICALLY INCORPORATE PROVISIONS WHEREBY WE INDEMNIFY THE OTHER PARTY TO THE AGREEMENT.

In the normal course of business, we periodically enter into employment, legal settlement, and other agreements which incorporate indemnification provisions. In some but not all cases, we maintain insurance coverage which we believe will effectively mitigate our obligations under certain of these indemnification provisions. However, should our obligation under an indemnification provision exceed any applicable coverage or should coverage be denied, our business, financial position, results of operations and/or cash flow could be materially adversely affected, and the market value of our common stock could decline.

CURRENCY FLUCTUATIONS AND CHANGES IN EXCHANGE RATES COULD ADVERSELY AFFECT OUR BUSINESS, FINANCIAL POSITION, AND RESULTS OF OPERATION AND/OR CASH FLOWS.

Although we report our financial results in U.S. Dollars, a significant portion of our revenues, indebtedness and other liabilities and our costs are denominated in foreign currencies, including among others the Euro, Indian Rupee, British Pound, Canadian Dollar, Japanese Yen, Australian Dollar and Brazilian Real. Our results of operations and, in some cases, cash flow, have in the past been and may in the future be adversely affected by certain movements in currency exchange rates. In particular, the risk of a debt default by one or more European countries and related European or national financial restructuring efforts may cause volatility in the value of the Euro. Defaults or restructurings in other countries could have a similar adverse impact. From time to time, we may implement currency hedges intended to reduce our exposure to changes in foreign currency exchange rates. However, our hedging strategies may not be successful, and any of our unhedged foreign exchange exposures will continue to be subject to market fluctuations. The occurrence of any of the above risks could cause a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN THE PREPARATION OF FINANCIAL STATEMENTS IN ACCORDANCE WITH GAAP. ANY FUTURE CHANGES IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED OR NECESSARY REVISIONS TO PRIOR ESTIMATES, JUDGMENTS OR ASSUMPTIONS OR CHANGES IN ACCOUNTING STANDARDS COULD LEAD TO A RESTATEMENT OR REVISION TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS.

The Consolidated and Condensed Consolidated Financial Statements included in the periodic reports we file with the SEC are prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future and any necessary revisions to prior estimates, judgments or assumptions could lead to a restatement. Furthermore, although we have recorded reserves for litigation related contingencies based on estimates of probable future costs, such litigation related contingencies could result in substantial further costs. Also, any new or revised accounting standards may require adjustments to previously issued financial statements. Any such changes could result in corresponding changes to the amounts of liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE MUST MAINTAIN ADEQUATE INTERNAL CONTROLS AND BE ABLE, ON AN ANNUAL BASIS, TO PROVIDE AN ASSERTION AS TO THE EFFECTIVENESS OF SUCH CONTROLS.

Effective internal controls are necessary for Mylan to provide reasonable assurance with respect to its financial reports. We spend a substantial amount of management and other employee time and resources to comply with laws, regulations and standards relating to corporate governance and public disclosure. In the U.S., such regulations include the Sarbanes-Oxley Act of 2002, SEC regulations and the NASDAQ listing standards. In particular, Section 404 of the Sarbanes-

Oxley Act of 2002 requires management’s annual review and evaluation of our internal control over financial reporting and attestation as to the effectiveness of these controls by our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Additionally, internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, this could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

OUR FUTURE SUCCESS IS HIGHLY DEPENDENT ON OUR CONTINUED ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL.

It is important that we attract and retain qualified personnel in order to develop and commercialize new products, manage the business, and compete effectively. If we fail to attract and retain key scientific, technical, commercial, or management personnel, our business could be affected adversely. Additionally, while we have employment agreements with certain key employees in place, their employment for the duration of the agreement is not guaranteed. If we are unsuccessful in retaining our key employees or enforcing certain post-employment contractual provisions such as confidentiality or non-competition, it could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE ARE IN THE PROCESS OF ENHANCING AND FURTHER DEVELOPING OUR GLOBAL ENTERPRISE RESOURCE PLANNING SYSTEMS AND ASSOCIATED BUSINESS APPLICATIONS, WHICH COULD RESULT IN BUSINESS INTERRUPTIONS IF WE ENCOUNTER DIFFICULTIES.

We are enhancing and further developing our global enterprise resource planning (“ERP”) and other business critical information technology (“IT”) infrastructure systems and associated applications to provide more operating efficiencies and effective management of our business and financial operations. Such changes to ERP systems and related software, and other IT infrastructure carry risks such as cost overruns, project delays and business interruptions and delays. If we experience a material business interruption as a result of our ERP enhancements, it could have a material adverse effect on our business, financial position, and results of operations and/or cash flow, and could cause the market value of our common stock to decline.

WE ARE INCREASINGLY DEPENDENT ON INFORMATION TECHNOLOGY AND OUR SYSTEMS AND INFRASTRUCTURE FACE CERTAIN RISKS, INCLUDING CYBERSECURITY AND DATA LEAKAGE RISKS.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. We are increasingly dependent on sophisticated information technology systems and infrastructure to operate our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We also have outsourced significant elements of our operations to third parties, some of which are outside the United States, including significant elements of our information technology infrastructure, and as a result we are managing many independent vendor relationships with third parties who may or could have access to our confidential information. The size and complexity of our information technology systems, and those of our third party vendors with whom we contract, make such systems potentially vulnerable to service interruptions. The size and complexity of our and our vendors' systems and the large amounts of confidential information that is present on them also makes them potentially vulnerable to security breaches from inadvertent or intentional actions by our employees, partners or vendors, or from attacks by malicious third parties. We and our vendors could be susceptible to third party attacks on our information security systems, which attacks are of ever increasing levels of sophistication and are made by groups and individuals with a wide range of motives and expertise, including criminal groups, "hackers" and others. Maintaining the secrecy of this confidential, proprietary, and/or trade secret information is important to our competitive business position. However, such information can be difficult to protect. While we have taken steps to protect such information and invested heavily in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other cause, could enable others to produce competing products, use our proprietary technology or information, and/or adversely affect our business position. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

THE EXPANSION OF SOCIAL MEDIA PLATFORMS PRESENT NEW RISKS AND CHALLENGES.

The inappropriate use of certain social media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information. In addition, negative posts or comments about us on any social networking web site could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. If our non-public sensitive information is disclosed or if our reputation is seriously damaged through social media, it could have a material adverse effect on our business, financial position, results of operations and/or cash flow, and could cause the market value of our common stock to decline.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
For information regarding properties, refer to Item 1, “Business,” in Part I of this Annual Report.

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

Our common stock is traded on the NASDAQ Stock Market under the symbol “MYL.” The following table sets forth the quarterly high and low sales prices for our common stock for the periods indicated:

Year Ended December 31, 2013	High	Low
Three months ended March 31, 2013	$31.22	$27.38
Three months ended June 30, 2013	32.27	27.66
Three months ended September 30, 2013	39.41	30.01
Three months ended December 31, 2013	44.73	36.97

Year Ended December 31, 2012	High	Low
Three months ended March 31, 2012	$23.88	$20.37
Three months ended June 30, 2012	23.63	20.21
Three months ended September 30, 2012	24.67	21.20
Three months ended December 31, 2012	28.50	23.25

As of February 18, 2014 there were approximately 136,382 holders of record of our common stock, including those held in street or nominee name.

The Company did not pay dividends in 2013 and does not intend to pay dividends on its common stock in the near future.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer purchases of equity securities:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2013	—	$—	—	$500,000,000
November 1 - November 30, 2013	11,149,221	$40.69	11,149,221	$46,338,198
December 1 - December 31, 2013	1,072,044	$43.23	1,072,044	$—
Total	12,221,265	$40.91	12,221,265	$—
____________

(1)
On October 29, 2013, the Company announced that its Board of Directors had approved the repurchase of up to $500 million of the Company’s common stock in the open market or through other methods. The repurchase was completed by December 31, 2013.

(2)	The number of shares purchased is based on the purchase date and not the settlement date.

(3)	Average price per share includes commissions.

In the past three years, we have issued unregistered securities in connection with the following transactions:
In June 2013, we issued $1.15 billion aggregate principal amount of 1.800% Senior Notes due 2013 and 2.600% Senior Notes 2018 in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The Company filed a registration statement with the SEC with respect to an offer to exchange these notes for registered notes with the same aggregate principal amount and terms substantially identical in all material respects. This registration statement was declared effective on January 31, 2014. The exchange offer will expire on March 3, 2014, unless extended or terminated by the Company.

In December 2012, we issued $750.0 million aggregated principal amount of 3.125% Senior Notes due 2023. These notes were issued in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.

STOCK PERFORMANCE GRAPH

Set forth below is a performance graph comparing the cumulative total return (assuming reinvestment of dividends), in U.S. Dollars, for the calendar years ended December 31, 2009, 2010, 2011, 2012 and 2013 of $100 invested on December 31, 2008 in Mylan’s Common Stock, the Standard & Poor’s 500 Index and the Dow Jones U.S. Pharmaceuticals Index.

	12/08	12/09	12/10	12/11	12/12	12/13
Mylan Inc.	100.00	186.35	213.65	216.99	277.55	438.83
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Dow Jones U.S. Pharmaceuticals	100.00	119.09	121.62	144.30	164.36	220.11

ITEM 6.	Selected Financial Data

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

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011 (1)	2010	2009
Statements of Operations:
Total revenues	$6,909,143	$6,796,110	$6,129,825	$5,450,522	$5,092,785
Cost of sales (2)	3,868,800	3,887,806	3,566,461	3,233,125	3,018,313
Gross profit	3,040,343	2,908,304	2,563,364	2,217,397	2,074,472
Operating expenses:
Research and development	507,823	401,341	294,728	282,146	275,258
Selling, general and administrative	1,411,629	1,400,747	1,214,631	1,086,609	1,050,145
Litigation settlements, net	(14,639)	(3,133)	48,556	127,058	225,717
Earnings from operations	1,135,530	1,109,349	1,005,449	721,584	523,352
Interest expense	313,336	308,699	335,944	331,462	318,496
Other (expense) income, net	(74,854)	3,429	(14,869)	(34,178)	22,119
Earnings before income taxes and noncontrolling interest	747,340	804,079	654,636	355,944	226,975
Income tax provision (benefit)	120,808	161,145	115,833	10,402	(20,773)
Net earnings attributable to the noncontrolling interest	(2,821)	(2,084)	(1,993)	(427)	(15,177)
Net earnings attributable to Mylan Inc. before preferred dividends	623,711	640,850	536,810	345,115	232,571
Preferred dividends	—	—	—	121,535	139,035
Net earnings attributable to Mylan Inc. common shareholders	$623,711	$640,850	$536,810	$223,580	$93,536
Selected Balance Sheet data:
Total assets	$15,236,341	$11,931,897	$11,598,143	$11,536,804	$10,801,734
Working capital (3)	1,515,190	1,709,214	1,005,688	1,749,831	1,567,239
Short-term borrowings	439,797	298,987	128,054	162,451	184,352
Long-term debt, including current portion of long-term debt	7,586,461	5,431,948	5,168,226	5,268,185	4,991,335
Total equity	2,959,907	3,355,828	3,504,782	3,615,401	3,145,198
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$1.63	$1.54	$1.25	$0.69	$0.31
Diluted	$1.58	$1.52	$1.22	$0.68	$0.30
Weighted average common shares outstanding:
Basic	383,327	415,210	430,839	324,453	305,162
Diluted	394,454	420,236	438,785	328,979	306,913

____________
(1)The weighted average common shares outstanding includes the full year effect of the conversion of the 6.50% mandatorily convertible preferred stock into approximately 125.2 million shares of common stock.
(2)Cost of sales includes the following amounts primarily related to the amortization of purchased intangibles from acquisitions: $353.1 million, $349.5 million, $348.6 million, $309.2 million and $282.5 million for 2013, 2012, 2011, 2010 and 2009, respectively. In addition, cost of sales included the following amounts related to impairment charges to IPR&D assets: $18.0 million $41.6 million and $16.2 million, in 2013, 2012 and 2011, respectively.
(3)Working capital is calculated as current assets minus current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and our other Securities and Exchange Commission (“SEC”) filings and public disclosures.

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
Executive Overview

Mylan is a leading global pharmaceutical company, which develops, licenses, manufactures, markets and distributes generic, branded generic and specialty pharmaceuticals. Mylan is committed to setting new standards in health care, and our mission is to provide the world’s 7 billion people access to high quality medicine. To do so, we innovate to satisfy unmet needs; make reliability and service excellence a habit; do what's right, not what's easy; and impact the future through passionate global leadership.

Mylan offers one of the industry’s broadest product portfolios, including more than 1,300 marketed products, to customers in approximately 140 countries and territories. We operate a global, high quality vertically-integrated manufacturing platform, which includes more than 35 manufacturing facilities around the world and one of the world’s largest active pharmaceutical ingredient (“API”) operations. We also operate a strong research and development (“R&D”) network that has consistently delivered a robust product pipeline. Additionally, Mylan has a specialty business that is focused on respiratory and allergy therapies.

Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Our generic pharmaceutical business is conducted primarily in the United States (“U.S.”) and Canada (collectively, “North America”); Europe, the Middle East and Africa (collectively, “EMEA”); and India, Australia, Japan, New Zealand and Brazil (collectively, “Rest of World”). References in this Annual Report to Asia Pacific represent our generic pharmaceutical business in India, Australia, Japan and New Zealand prior to the acquisition of Agila Specialties business (“Agila”) and the inclusion of Brazil within the Rest of World. Our API business is conducted through Mylan Laboratories Limited (“Mylan India”), which is included within the Rest of World in our Generics segment. Specialty engages mainly in the manufacture and sale of branded specialty injectable and nebulized products. We also report in Corporate/Other certain R&D expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase accounting items, impairment charges, if any, and other items not directly attributable to the segments.

Significant recent events include the following:
Agila Specialties
On February 27, 2013, the Company announced that it signed definitive agreements to acquire Agila, a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited (“Strides Arcolab”). The transaction closed on December 4, 2013, and the total purchase price was approximately $1.43 billion (net of cash acquired of $3.4 million), which includes estimated contingent consideration of $250 million. The contingent consideration, which could total a maximum of $461 million, is primarily related to the satisfaction of certain regulatory conditions, including any potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies. The acquisition of Agila significantly expands and strengthens Mylan's existing injectables platform and portfolio, and also provides Mylan entry into certain new geographic markets.

Pfizer Japan Collaboration Agreement
Beginning in 2013, we established an exclusive long-term strategic collaboration with Pfizer Japan Inc. (“Pfizer Japan”) to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, both parties operate separate legal entities in Japan and collaborate on current and future generic products, sharing the costs and profits resulting from the collaboration. Mylan’s responsibilities in Japan primarily consist of managing operations, including R&D and manufacturing. Pfizer Japan’s responsibilities primarily consist of the commercialization of the combined generics portfolio and managing a combined marketing and sales effort.

Respiratory Delivery Platform
On December 23, 2011, we completed the acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus, incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (the “respiratory delivery platform”). Advair® Diskus and Seretide® Diskus are inhaled fixed-dose combinations of Fluticasone Propionate and Salmeterol delivered via a dry powder inhaler and are used to treat asthma and chronic obstructive pulmonary disorder. The acquisition of the respiratory delivery platform filled an important strategic gap in our product portfolio and expanded our focus on difficult-to-produce, limited competition products, and it has served as a base for our respiratory franchise. The respiratory delivery platform and scientific expertise are also being used to develop additional branded specialty products, building upon the capabilities and assets that we have in place within our Specialty segment. As part of the agreement, we will fund the remaining development and capital requirements as well as make certain potential development and commercial milestone payments as the products are brought to market.

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

Other Transactions
In the fourth quarter of 2013, the Company entered into a licensing agreement with Pfizer for the exclusive worldwide rights to develop, manufacture and commercialize a novel long-acting muscarinic antagonist compound. Also during 2013, the Company entered into a definitive agreement with Biocon Limited for an exclusive strategic collaboration on the development and commercialization of generic versions of three insulin analog products.

Issuance of Senior Notes
In November 2013, we issued $2.0 billion aggregate principal amount of registered Senior Notes, comprised of 1.350% Senior Notes due 2016, 2.550% Senior Notes due 2019, 4.200% Senior Notes due 2023 and 5.400% Senior Notes due 2043. The net proceeds from the offering were used to fund the acquisition of Agila and for general corporate purposes, including, but not limited to, the repayment of short-term borrowings and funding of the share repurchase program executed in the fourth quarter of 2013.

In June 2013, we issued $1.15 billion aggregate principal amount of 1.800% Senior Notes due 2016 and 2.600% Senior Notes due 2018 (“June 2013 Senior Notes”) in a private offering exempt from the registration requirements of the Securities Act to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The Company filed a registration statement with the SEC with respect to an offer to exchange these notes for registered notes with the same aggregate principal amount and terms substantially identical in all material respects. This registration statement was declared effective on January 31, 2014. The exchange offer will expire on March 3, 2014, unless extended or terminated by the Company. Net proceeds from the June 2013 Senior Notes were used to repay all of its outstanding $1.13 billion in U.S. Term Loans and for general corporate purposes.

Share Repurchase Programs
During 2013, the Company completed two share repurchase programs by purchasing approximately 28.5 million shares of common stock for approximately $1.0 billion. During 2012, the Company also completed two share repurchase programs by purchasing approximately 41.4 million shares of common stock for approximately $1.0 billion. During 2011, the Company repurchased approximately 14.8 million shares of common stock for approximately $350 million.

Financial Summary

For the year ended December 31, 2013, Mylan reported total revenues of $6.91 billion compared to $6.80 billion for the year ended December 31, 2012. This represents an increase in revenues of $113.0 million, or 1.7%. Consolidated gross profit for the current year was $3.04 billion, compared to $2.91 billion in the comparable prior year period, an increase of $132.0 million, or 4.5%. For the current year, earnings from operations were $1.14 billion, as compared to $1.11 billion for the year ended December 31, 2012, an increase of $26.2 million, or 2.4%.

Net earnings attributable to Mylan Inc. common shareholders decreased $17.1 million, or 2.7%, to $623.7 million for the year ended December 31, 2013 compared to $640.9 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. increased 3.9% from $1.52 to $1.58 for the year ended December 31, 2013 compared to the prior year comparable period. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”
Results of Operations
2013 Compared to 2012
Total Revenues and Gross Profit
For the year ended December 31, 2013, Mylan reported total revenues of $6.91 billion compared to $6.80 billion in the prior year period. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for the current year were $6.86 billion compared to $6.75 billion for the same prior year period, representing an increase of $106.4 million, or 1.6%. Other third party revenues for the current year were $52.5 million compared to $45.9 million in the prior year period, an increase of $6.6 million.

Mylan’s current year revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, Japan and Australia. When translating total revenues for the current year at prior year comparative period exchange rates (“constant currency”), the unfavorable impact of foreign currency translation on current year total revenues was approximately $125 million, or 2%. As such, translating total revenues for 2013 at prior year foreign currency exchange rates would have resulted in year over year constant currency growth of approximately $238 million, or 4%. The contribution from new product launches in the current period of approximately $285 million was not as significant as the contribution in the comparable prior year period of approximately $922 million, a decline of approximately 69%. The North America region of the Generics segment accounted for the majority of this decline in the contribution from new product revenues in 2013 versus 2012. Offsetting the decline in new product revenues was 14% constant currency revenue growth in the Rest of World region of the Generics segment and 18% growth in the Specialty segment. On a constant currency basis, revenues from existing products decreased approximately $56 million. The decrease was driven by a pricing decline of approximately $377 million due to unfavorable pricing within Generics, partially offset by favorable pricing within Specialty. The pricing decline was partially offset by incremental volume within both Generics and Specialty, which contributed approximately $321 million to current year sales. The operating results of Agila have been included in Mylan’s consolidated financial statements since the acquisition date, December 4, 2013, and were not material.

In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, rebates, promotions, price adjustments, returns and chargebacks. See the section titled Application of Critical Accounting Policies in this Item 7, for a discussion of our methodology with respect to such provisions. For 2013, the most significant amounts charged against gross revenues were $2.35 billion related to chargebacks and $1.64 billion related to incentives offered to our direct customers, such as promotions and volume related incentives. For 2012, the most significant amounts charged against gross revenues were for chargebacks in the amount of $2.35 billion and incentives offered to our direct customers in the amount of $1.67 billion.

Cost of sales for the current year ended December 31, 2013 was $3.87 billion, compared to $3.89 billion in the prior year. Cost of sales for is impacted by the amortization of acquired intangible assets and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $423.8 million in the current year. The prior year cost of sales included similar purchase accounting and restructuring and other special items in the amount of $456.8 million. The decrease in current year purchase accounting and restructuring and other special items is principally the result of a $41.6 million in-process research and development (“IPR&D”) asset impairment charge in the prior year compared to an IPR&D asset impairment charge of $18.0 million in the current year. Excluding purchase accounting and restructuring and other special items, cost of sales in the current year increased to $3.45 billion from $3.43 billion, corresponding to the increase in sales.

Gross profit for the current year was $3.04 billion and gross margins were 44.0%. For 2012, gross profit was $2.91 billion, and gross margins were 42.8%. Excluding purchase accounting, restructuring and other special items discussed in the paragraph above, gross margins would have been approximately 50% in both 2013 and 2012. Gross margins were favorably impacted in the current year as a result of new product introductions by approximately 130 basis points and favorable pricing and volume on the EpiPen® Auto-Injector in our Specialty segment by approximately 70 basis points. These increases were almost entirely offset by lower gross margins on existing products principally as a result of unfavorable pricing within the Generics segment.

From time to time, a limited number of our products may represent a significant portion of our revenues, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 31% and 28% of total revenues in 2013 and 2012, respectively.

Generics Segment
For the current year, Generics third party net revenues were $5.87 billion compared to $5.91 billion in the prior year period, a decrease of $40.0 million, or 0.7%. Foreign currency had an unfavorable impact on third party net revenues for the current year. When translated at prior year foreign currency exchange rates, Generics third party net revenues for the current year would have increased by approximately $83 million, or 1% when compared to the prior year period. Generics sales are derived primarily in or from North America, EMEA and the Rest of World.

Third party net revenues from North America were $3.01 billion for the current year, compared to $3.23 billion for the prior year, representing a decrease of $217.7 million, or 6.7%. The decrease in current year third party net revenues was due to a greater amount of revenue from new product launches in the prior year, which included the launches of Escitalopram, Valsartan and Hydrochlorothiazide Tablets, USP and Pioglitazone. Revenues from new product launches in the current year totaled $198 million compared to $784 million in the prior year, a decrease of approximately 75%. The effect of foreign currency translation was insignificant within North America.

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

Third party net revenues from EMEA were $1.50 billion in 2013, compared to $1.36 billion in 2012, an increase of $143.3 million, or 10.6%. Translating current period third party net revenues from EMEA at comparable prior year exchange rates would have resulted in a year-over-year increase in third party net revenues of approximately $108 million, or 8%. This increase was the result of a double-digit increase in revenues in France and Italy as a result of new product revenue and favorable volumes. Partially offsetting this increase was unfavorable pricing in a number of European markets in which Mylan operates, as a result of government-imposed pricing reductions and competitive market conditions.

Local currency net revenues from Mylan’s businesses in France and Italy increased compared to the prior year as a result of new product launches and higher volumes on existing products partially offset by the impact of lower pricing due to government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in 2013 as compared to 2012, and we remain the market leader.

In the United Kingdom, local currency third party net revenues increased by double digits in the current year versus the prior year as a result of favorable pricing on existing products combined with new product introductions.

In addition to France and Italy, certain other markets in which we do business, including Spain, have undergone government-imposed price reductions, and further government-imposed price reductions are expected in the future. Such measures, along with the tender systems discussed below, are likely to have a negative impact on sales and gross profit in these markets. However, government initiatives in certain markets that appear to favor generic products could help to mitigate this unfavorable effect by increasing rates of generic substitution and penetration.

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

In the Rest of World, third party net revenues were $1.36 billion in 2013, compared to $1.33 billion in 2012, an increase of $34.4 million, or 2.6%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, net third party revenues would have increased by approximately $190 million, or 14%. This increase was primarily driven by higher third party sales by our operations in India, particularly in the antiretroviral (“ARV”) franchise, as well as double digit constant currency growth in Japan.

The increase in third party net revenues from our operations in India, excluding the effect of foreign currency, is due to significant growth in sales of ARV products used in the treatment of HIV/AIDS, both as finished dosage form (“FDF”) generic products and API. In addition to third party sales, the Rest of World region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany revenues recognized by the Rest of World region were $307.9 million in 2013, compared to $283.8 million in the prior year. These intercompany sales eliminate within, and therefore are not included in Generics or consolidated third party net revenues.

In Japan, third party net revenues, excluding the effects of foreign currency, increased by double digits as a result of higher volumes and new product introductions. In Australia, local currency third party net revenues were slightly lower than the prior year as a result of significant government imposed pricing reform, partially offset by new product sales and incremental volumes on existing products. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment
For the current year, Specialty reported third party net revenues of $981.7 million, an increase of $146.3 million, or 17.6%, from the prior year period of $835.4 million. The increase was principally the result of higher sales of the EpiPen® Auto-Injector, which is used in the treatment of severe allergic reactions (anaphylaxis), as a result of favorable pricing and increased volume. The EpiPen® Auto-Injector is the number one dispensed epinephrine auto-injector. The market continues to grow as awareness of the risk of anaphylaxis increases. In addition, sales of the Perforomist® Inhalation Solution increased by double digits from the prior year as a result of favorable pricing.

Operating Expenses
Research & Development Expense
R&D expense in 2013 was $507.8 million, compared to $401.3 million in the same prior year period, an increase of $106.5 million. R&D increased due primarily to the expenses related to the development of our respiratory and biologics programs as well as the timing of internal and external product development projects. In addition, during 2013 the Company incurred up front licensing and milestone payments of approximately $49.4 million, which are included as a component of R&D expense.

Selling, General & Administrative Expense
Selling, general and administrative (“SG&A”) expense for the current year was $1.41 billion, compared to $1.40 billion for the prior year, an increase of $10.9 million. Primary factors contributing to the increase in SG&A include an increase in certain payroll and related employee benefit costs of approximately $42 million as we continue to build out our infrastructure in certain areas and acquisition related costs of approximately $37 million. Additional factors contributing to the increase in SG&A include fair value adjustments to contingent consideration of approximately $3 million during 2013. These items were partially offset by lower sales and marketing costs in Japan of approximately $29 million, as a result of the collaboration with Pfizer Japan and lower marketing and advertising related costs within our Specialty segment of approximately $14 million.

Litigation Settlements, net
During 2013, the Company recorded a $14.6 million net gain for litigation settlements, compared to a net gain of $3.1 million in the prior year period. The net gain in litigation settlements in the current year was principally related to recoveries of lost profits in patent-infringement matters totaling approximately $25 million, including recoveries related to product launches. These recoveries were offset by a $10.3 million charge related to a European Commission matter. In the prior year period, the Company recorded a $3.1 million net gain comprised of gains of approximately $34 million for the favorable resolution of patent infringement matters, partially offset by an approximate $20 million charge related to pricing litigation matters and other patent infringement matters.

Interest Expense
Interest expense for 2013 totaled $313.3 million, compared to $308.7 million for 2012. The increase in the current year is principally due to higher interest expense related to clean energy investments and non-cash accretion of contingent consideration liabilities. Included in interest expense is the amortization of the discounts and premiums on our convertible debt instruments and senior notes, which totals $28.2 million for the current period and $29.4 million for the same prior year period. Also included in interest expense for the current period is accretion of our contingent consideration liability related to certain acquisitions. The amount of accretion included in the current year was $32.3 million compared to $30.7 million in the prior year.

Other (Expense) Income, Net
Other (expense) income, net, was expense of $74.9 million in the current year compared to income of $3.4 million in the prior year period. Other (expense) income, net for the current year included charges of approximately $63.9 million related to the redemption of the 7.625% Senior Notes due in 2017, comprised of the redemption premium and the write-off of deferred financing fees. In addition, the Company incurred charges of approximately $8.7 million in conjunction with the Senior Credit Agreement refinancing transaction related to the write-off of deferred financing fees. Also included are losses from equity affiliates, foreign exchange transaction gains and losses and interest and dividend income.

Income Tax Expense
We recorded income tax expense of $120.8 million in 2013 compared to expense of $161.1 million in 2012, a decrease of $40.3 million. This decrease was primarily due to lower pretax income; an increase in business tax credits as a result of additional investments made during the year in facilities whose production is eligible for IRC Section 45 credits; a reduction in income subject to tax in the U.S.; and the retroactive effect of federal tax legislation enacted in January 2013. Partially offsetting these items were increases in valuation allowances for net operating losses in foreign jurisdictions, lower net foreign tax credit benefits and lower releases and settlements of uncertain tax positions in 2013. Also affecting the Company's changes to its tax provision were higher levels of income earned in jurisdictions with tax rates below the U.S. rate.

2012 Compared to 2011
Total Revenues and Gross Profit
For the year ended December 31, 2012, Mylan reported total revenues of $6.80 billion compared to $6.13 billion in 2011. Total revenues include both net revenues and other revenues from third parties. Third party net revenues for 2012 were $6.75 billion compared to $6.11 billion for 2011, representing an increase of $644.0 million, or 10.5%. Other third party revenues for 2012 were $45.9 million compared to $23.5 million in 2011, an increase of $22.3 million, primarily due to increased royalties.

Mylan’s revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s Euro-denominated subsidiaries, as well as the currencies of Mylan’s subsidiaries in India, Australia and Japan. The unfavorable impact of foreign currency translation on 2012 total revenues was approximately $197 million, or 3%. As such, translating total revenues for 2012 at prior year foreign currency exchange rates would have resulted in year-over-year growth of approximately $863 million, or approximately 14%. New product launches totaled approximately $922 million. On a constant currency basis, revenues from existing products decreased approximately $81 million. The decline in pricing of approximately $340 million was due to unfavorable pricing with Generics, partially offset by favorable pricing within Specialty. Incremental volume within both Generics and Specialty contributed approximately $260 million to current year sales.

In arriving at net revenues, gross revenues are reduced by provisions for estimates, including discounts, rebates, promotions, price adjustments, returns and chargebacks. See the section titled Application of Critical Accounting Policies in this Item 7, for a discussion of our methodology with respect to such provisions. For 2012, the most significant amounts charged against gross revenues were for chargebacks in the amount of $2.35 billion related to chargebacks and $1.67 billion related to incentives offered to our direct customers, such as promotions and volume related incentives. For 2011, the most significant amounts charged against gross revenues were for chargebacks in the amount of $2.13 billion and incentives offered to our direct customers in the amount of $1.26 billion.

Cost of sales for 2012 was $3.89 billion, compared to $3.57 billion in 2011. Cost of sales in 2012 was impacted by the amortization of acquired intangible assets, and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $456.8 million, which includes an IPR&D asset impairment charge of $41.6 million. Cost of sales for 2011 included similar purchase accounting and restructuring and other special items in the amount of $373.2 million, including a $16.2 million IPR&D asset impairment charge. The increase in purchase accounting and restructuring and other special items is principally the result of various restructuring programs for certain production employees, the IPR&D impairment charge noted above and costs associated with the ratification of a new collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union and its Local Union 8-957 AFL-CIO. The agreement governs certain employees at our Morgantown, West Virginia manufacturing site, including the estimated withdrawal obligation from a multi-employer pension plan. Excluding these amounts, cost of sales increased to $3.43 billion from $3.19 billion, corresponding to the increase in sales.

Gross profit for 2012 was $2.91 billion and gross margins were 42.8%. For 2011, gross profit was $2.56 billion, and gross margins were 41.8%. Excluding the purchase accounting and other special items discussed in the paragraph above, gross margins would have been approximately 50% in 2012, and 48% in 2011. The increase in gross margin was the result of new product introductions in 2012, which increased gross margins by approximately 320 basis points and favorable pricing and volume on EpiPen® Auto-Injector in our Specialty segment, the impact of which was approximately 105 basis points. These increases were partially offset by lower gross margins on existing products principally as a result of unfavorable pricing in Generics.

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

Generics Segment
For 2012, Generics third party net revenues were $5.91 billion compared to $5.52 billion in 2011, an increase of $390.4 million, or 7.1%. Translating Generics 2012 third party net revenues at 2011 foreign currency exchange rates would have resulted in year-over-year growth of approximately $587 million, or 11%. Generics sales are derived primarily in or from North America, EMEA and Asia Pacific.

Third party net revenues from North America were $3.23 billion for 2012, compared to $2.82 billion for 2011, representing an increase of $405.5 million, or 14.4%. The increase in 2012 third party net revenues was primarily driven by new product launches, partially offset by lower sales of existing products. The effect of foreign currency translation was insignificant within North America.

The increase in 2012 third party net revenues from new product launches totaled approximately $784 million. Products generally contribute most significantly to revenues and gross margins at the time of their launch, even more so in periods of market exclusivity, or in periods of limited generic competition. As such, the timing of new product introductions can have a significant impact on Mylan’s financial results. The most significant new products launched in 2012 included

Escitalopram Tablets USP, 5 mg, 10 mg and 20 mg, the first equivalent product to Forest Laboratories’ Lexapro®, Valsartan and Hydrochlorothiazide Tablets USP, the generic version of Novartis’ Diovan HCT® Tablets, Doxycycline Hyclate Delayed-release (DR) Tablets USP, 150 mg, the generic version of Mayne Pharma’s Doryx® 150 mg product that is marketed by Actavis Inc. (formerly known as Warner Chilcott) and Pioglitazone Tablets USP, 15 mg, 30 mg and 45 mg, the generic version of Takeda Pharmaceuticals Company’s Actos® Tablets.

The entrance into the market of additional competition generally has a negative impact on the volume and pricing of the affected products. Additionally, pricing is often affected by factors outside of the Company’s control. The decrease in existing products was due to both unfavorable pricing and volume.

Third party net revenues from EMEA were $1.36 billion in 2012, compared to $1.47 billion in 2011, a decrease of $109.8 million, or 7.5%. Third party net revenues from EMEA for 2012 were essentially flat when translated at comparable 2011 exchange rates. This slight decrease was the result of competitive market conditions, which resulted in lower pricing on existing products in a number of European markets in which Mylan operates, almost fully offset by new product introductions throughout Europe and favorable volume, principally in France and Italy.

Local currency net revenues from Mylan’s business in France increased slightly in 2012 as compared to 2011 as a result of new product launches and higher volumes on existing products almost fully offset by the impact of lower pricing due to government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in 2012 as compared to 2011.

In Italy, excluding the effect of foreign currency, third party net revenues increased almost 20% as a result of successful product launches and increased market penetration, which had favorably affected sales volume. Italy was one of the fastest growing markets in Europe. Our growth in Italy outpaced the market in terms of both volume and sales value, in 2012. In the U.K. and Spain, excluding the effect of foreign currency, third party net revenues increased approximately 2-4%, also the result of new product launches and incremental volume. Sales in both Italy and Spain were negatively impacted by governmental measures, which reduced pricing in both markets.

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

The increase in third party net revenues in our operations in India was due to significant growth, excluding the effect of foreign currency, in sales of ARV products used in the treatment of HIV/AIDS, both FDF generic products and API. In addition to third party sales, the Asia Pacific region also supplied both FDF generic products and API to Mylan subsidiaries in conjunction with Mylan’s vertical integration strategy. Intercompany revenues recognized by the Asia Pacific region were $283.8 million in 2012, compared to $216.7 million in 2011. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net revenues.

In Japan, third party net revenues increased mainly as a result of favorable volume, which served to more than offset the impact of government-imposed price reductions that took place in the first quarter of 2012. In Australia, sales were negatively impacted by the most significant government-imposed pricing reform in the country’s history. As in EMEA, both Australia and Japan have undergone government-imposed price reductions which have had a negative impact on sales and gross profit in these markets.

Specialty Segment
For 2012, Specialty reported third party net revenues of $835.4 million, an increase of $253.6 million, or 43.6%, from 2011 of $581.8 million. The increase was principally the result of higher sales of the EpiPen® Auto-Injector. The EpiPen® Auto-Injector is the number one dispensed epinephrine auto-injector.

Operating Expenses
Research & Development Expense
R&D expense in 2012 was $401.3 million, compared to $294.7 million in 2011, an increase of $106.6 million. R&D increased in 2012 primarily due to the expenses related to the development of our respiratory and biologics programs as well as the timing of internal and external product development projects.
Selling, General & Administrative Expense
SG&A expense for 2012 was $1.40 billion, compared to $1.21 billion for 2011, an increase of $186.1 million. Primary factors contributing to the increase in SG&A include an increase in certain payroll and related employee benefit costs, including increased costs for retirement and post-employment programs of approximately $63 million as we continue to build out our infrastructure in certain areas; increased selling and marketing and related costs of approximately $38 million, principally within our Specialty segment; an increase in costs associated with various restructuring activities of approximately $19 million; and the fair value adjustment related to the contingent consideration liability of approximately $8 million.

Litigation Settlements, net
During 2012, the Company recorded a $3.1 million net gain for litigation settlements, compared to expense of $48.6 million during 2011. The net gain in litigation settlements in 2012 was principally the result of a favorable settlement of the Levalbuterol patent infringement matter, which resulted in an approximate $18 million reduction of a previously established accrual and the receipt of a net payment of approximately $16 million related to a separate patent infringement matter. These items were partially offset by various unfavorable items, principally an approximate $20 million charge related to existing pricing litigation matters and other patent infringement matters.

Interest Expense
Interest expense for 2012 totaled $308.7 million, compared to $335.9 million for 2011. The decrease was primarily due to lower interest expense on variable rate debt instruments. Included in interest expense is the amortization of discounts and premiums on our convertible debt instruments and Senior Notes, which totaled $29.4 million in 2012 and $49.8 million in 2011. Also included in interest expense for 2012 was $30.7 million of accretion of our contingent consideration liability.

Other (Expense) Income, Net
Other income (expense), net, was income of $3.4 million in 2012 compared to expense of $14.9 million in 2011. Generally included in other (expense) income, net, are losses from equity method affiliates ($16.8 million in 2012), certain foreign exchange transaction gains and losses and interest and dividend income. Additionally, included in 2012 were charges associated with the termination of certain interest rate swaps totaling $13.9 million and the write-off of previously deferred financing fees of $20.1 million related to the refinancing of the senior credit facility in November 2011.

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

•
Certain acquisition related integration costs, as well as other costs associated with acquisitions and other business transformation and/or optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;

•
Certain transition and other costs associated with the ratification of a new collective bargaining agreement in 2012 governing certain employees at our Morgantown, West Virginia manufacturing facility, including the withdrawal obligation from a multi-employer pension plan;

•
The pre-tax loss of the Company’s investments in clean energy partnerships, whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code; only included in Adjusted Earnings and Adjusted EPS is the net tax effect of the entity’s activities;

•	Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and

•	Certain costs related to new operations and significant alliances/business partnerships including certain upfront and/or milestone research and development related payments.

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
Litigation Settlements, net
Charges and gains related to legal matters, such as those discussed in the Notes to Consolidated Financial Statements — Note 15, “Contingencies” are generally excluded. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.
Reconciliation of Adjusted Earnings and Adjusted EPS
A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Year Ended December 31,
(In millions, except per share amounts)	2013		2012		2011
GAAP net earnings attributable to Mylan Inc. and diluted GAAP EPS	$623.7	$1.58	$640.9	$1.52	$536.8	$1.22
Purchase accounting related amortization (primarily included in cost of sales) (a)	371.1		391.1		364.8
Litigation settlements, net	(9.9)		(3.0)		48.6
Interest expense, primarily amortization of convertible debt discount	38.0		35.6		49.8
Non-cash accretion and fair value adjustments of contingent consideration liability	35.4		38.7		—
Clean energy investment subsidiary pre-tax loss (b)	22.4		16.8		—
Financing related costs (included in other (expense) income, net)	72.6		—		—
Acquisition related costs (primarily included in selling, general and administrative expense)	49.8		—		34.0
Restructuring and other special items included in:
Cost of sales	49.3		65.7		8.4
Research and development expense	51.6		12.4		3.6
Selling, general and administrative expense	70.6		104.9		44.9
Other (expense) income, net	25.2		(0.7)		0.2
Tax effect of the above items and other income tax related items	(259.9)		(215.7)		(198.1)
Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$1,139.9	$2.89	$1,086.7	$2.59	$893.0	$2.04
Weighted average diluted common shares outstanding	394.5		420.2		438.8
____________

(a)	Purchase accounting related amortization expense for the years ended December 31, 2013 and 2012 includes IPR&D asset impairment charges of $18.0 million and $41.6 million, respectively.

(b)
Adjustment represents exclusion of the pre-tax loss related to Mylan's investments in clean energy partnerships, the activities of which qualify for income tax credits under section 45 of the U.S. Internal Revenue Code. Amount is included in other income (expense), net.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $1.11 billion for the year ended December 31, 2013. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Net cash provided by operating activities increased by $157.6 million to $1.11 billion for the year ended December 31, 2013, as compared to $949.0 million for the year ended December 31, 2012. The net increase in cash provided by operating activities was principally due to the following:

•	a net increase in cash provided through changes in legal and professional accruals of $135.0 million, primarily as a result of a higher amount of litigation payments in the prior year;

•	a net increase in cash of $25.0 million for cash collected from litigation settlements;

•	a net decrease in the amount of cash used through changes in income taxes of $48.9 million as a result of the level of estimated tax payments made during the current year;

•	a net increase in the amount of cash provided by changes in trade accounts payable of $55.8 million as a result of the timing of cash disbursements; and

•
a net decrease of $14.9 million in the amount of cash used through changes in inventory balances. The decrease in cash utilized for inventory in 2013 (as compared to 2012) reflects a lower level of increases in raw material, work in process and finished goods inventories as compared to the prior year. The higher prior year investment was primarily due to an inventory build in late 2012 in anticipation of additional manufacturing capacity in India that came on-line in early 2013. Nevertheless, we continued to invest in inventory in 2013 primarily to support anticipated volume growth as a result of projected increases in generic utilization, particularly in certain European markets. The Company anticipates that inventory balances will continue to increase as a result of forecasted sales volume growth including new product launches.

These items were offset by the following:

•
a decrease in net earnings of $16.4 million, combined with a net decrease in the amount of non-cash expenses for depreciation and amortization totaling $30.6 million as a result of higher prior year IPR&D impairment charges;

•
a net increase in the amount of cash used for accounts receivable, including estimated sales allowances, of $118.4 million reflecting the timing of sales, cash collections and disbursements related to sales allowances; and

•
during 2013 the Company redeemed its 7.625% Senior Notes due 2017 for a total of $608.8 million, including a $58.8 million redemption premium that is included as an outflow in cash from operating activities.

Net cash provided by operating activities increased by $228.6 million to $949.0 million for the year ended December 31, 2012 as compared to $720.4 million for the year ended December 31, 2011. The net increase in cash provided by operating activities was principally due to the following:

•
an increase in net earnings, combined with a net increase in the amount of non-cash expenses, totaling $265.0 million as a result of increased expenses for depreciation and amortization, post employment programs, including severance, and the accretion and fair value adjustments related to the contingent consideration liability;

•
a net increase in operating cash flow resulting from less cash used for accounts receivable, including estimated sales allowances, of $232.7 million reflecting the timing of sales and cash collections; and

•
a net decrease of $48.6 million in the amount of cash used through changes in inventory balances. The decrease in cash utilized for inventory in 2012 (as compared to 2011) reflects a lower level of increases in raw material, work in process and finished goods inventories as compared to the prior year. The higher prior year investment was primarily due to an inventory build in 2011 in anticipation of additional large product launches expected in early 2012. Nevertheless, we continued to invest in inventory in 2012 primarily to support anticipated additional manufacturing capacity in India that were expected to come on-line in early 2013.

These items were partially offset by the following:

•	a net decrease in the amount of cash provided through changes in trade accounts payable of $52.3 million as a result of the timing of cash disbursements;

•	a net increase in the amount of cash used through changes in income taxes of $146.9 million as a result of the level of estimated tax payments made during 2012;

•	a net decrease in deferred revenues of $18.8 million; and

•	a net decrease in legal and professional accruals of $110.6 million ($232.7 million at 2011, as compared to $122.1 million at 2012), primarily as a result of litigation payments.

Cash used in investing activities was $1.87 billion for the year ended December 31, 2013 as compared to cash used in investing activities of $364.2 million for the year ended December 31, 2012, an increase of $1.50 billion. Cash paid for acquisitions was $1.26 billion in 2013, primarily related to the Agila acquisition. Capital expenditures, primarily for equipment and facilities, were approximately $334.6 million in the current year as compared to $305.3 million in the comparable prior year. The increase as compared to 2012 is the result of expenditures to expand our global operating platform, including capital investments in our strategic growth drivers and a new global headquarters. While there can be no assurance that current expectations will be realized, we expect to continue to invest in our future growth and expect capital expenditures for 2014 to be between $350 million and $450 million. In addition, during 2013, restricted cash increased $228.0 million, principally related to amounts deposited in escrow, or other restricted accounts, for potential contingent consideration payments related to the Agila acquisition.

During 2012, the Company paid approximately $72 million to acquire product rights and licenses, the majority of which related to two dermatological products acquired from Valeant Pharmaceuticals. This cash outflow is included in other investing activities.

Cash provided by financing activities was $692.9 million for year ended December 31, 2013 as compared to cash used in financing activities of $611.5 million for the year ended December 31, 2012, a net increase of $1.30 billion. During 2013, the Company issued $500 million aggregate principal amount of 1.800% Senior Notes due 2016 and $650 million aggregate principal amount of 2.600% Senior Notes due 2018, the proceeds of which were principally utilized to repay the remaining balance on the U.S. Term Loans under the Prior Credit Agreement of $1.13 billion. The Company issued $500 million aggregate principal amount of 1.350% Senior Notes due November 2016, $500 million aggregate principal amount of 2.550% Senior Notes due March 2019, $500 million aggregate principal amount of 4.200% Senior Notes due November 2023 and $500 million aggregate principal amount of 5.400% Senior Notes due November 2043 (collectively, the “November 2013 Senior Notes”). Net proceeds from the November 2013 Senior Notes were used to fund the purchase price of the Agila acquisition and to fund a portion of the share repurchase programs. Also during 2013 the Company redeemed its 7.625% Senior Notes due 2017 for a total of $608.8 million, including a $58.8 million redemption premium. The payment for the principal amount of the 7.625% Senior Notes due 2017 of $550 million is included within financing activities. During 2013, net borrowings under our Revolving Facility totaled $60 million. In addition, the Company borrowed an additional $194 million on our $400 million accounts receivable securitization facility (the “Receivables Facility”) during 2013. The proceeds of these borrowings were principally utilized to fund the redemption of the 7.625% Senior Notes due 2017, the share repurchase programs and for general corporate purposes.

During 2013, the Company repurchased approximately 28.5 million shares of common stock for aggregate consideration of approximately $1.0 billion.

The Company has minimal long-term debt due in 2014. The Company’s next significant debt maturity is in 2015, and our current intention is to repay such amounts at maturity using available liquidity. In addition, our cash and cash equivalents at our foreign operations totaled $271 million at December 31, 2013. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our foreign operations. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. If these funds are needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds.

As of December 31, 2013, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the December 31, 2013 period was more than 130% of the applicable conversion reference price of $13.32 at December 31, 2013, the $574.0 million of Cash Convertible Notes were currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that some debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow and could cause the market value of our stock to decline. We have approximately $100 million accrued for such legal contingencies. For certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has indemnified Mylan. We have also been indemnified for certain contingencies by Strides Arcolab related to our acquisition of Agila. The inability or denial of Merck KGaA or Strides Arcolab to pay on an indemnified claim could have a material adverse effect on our financial position, results of operations or cash flows, and could cause the market value of our stock to decline.

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

At December 31, 2013 and 2012, we had $53.2 million and $58.0 million outstanding under existing letters of credit, respectively. Additionally, as of December 31, 2013, we had $137.3 million available under the $150.0 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding long term debt at December 31, 2013, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In thousands)	Total
2014	$2
2015	574,093
2016	1,000,000
2017	—
2018	1,510,000
Thereafter	3,250,000
Total	$6,334,095

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. The Senior Credit Agreement contains a maximum consolidated leverage ratio financial covenant. We have been compliant with the financial covenant during 2013, and we expect to remain in compliance for the next twelve months.

Under the Company’s Receivables Facility, any amounts outstanding under the facility are recorded as a secured loan and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Consolidated Balance Sheets. At December 31, 2013, there were $374 million of short-term borrowings outstanding under the Receivables Facility. The size of the Receivables Facility may be increased from time to time, upon request by Mylan Securitization LLC and with the consent of the purchaser agents and the Agent, up to $500 million.

Short-term borrowings held by Mylan India at December 31, 2013 totaled approximately $58 million and had a weighted average interest rate of 2.3%. The borrowings represent working capital facilities and are secured by Mylan India’s current assets.

The fair value measurement of contingent consideration is determined using unobservable inputs based on the Company’s own assumptions. Significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at December 31, 2013 and 2012, which was calculated as the present value of the estimated future net cash flows using a market rate of return at December 31, 2013 and 2012. Discount rates ranging from 0.8% to 11.3% were utilized in the valuation. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2013 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods:

(In thousands)	Total	Less than One Year	One- Three Years	Three- Five Years	Thereafter
Operating leases	$121,434	$38,292	$48,856	$16,625	$17,661
Long-term debt	6,334,095	2	1,574,093	1,510,000	3,250,000
Scheduled interest payments	2,286,816	268,089	514,463	454,920	1,049,344
Other Commitments (1)	2,073,953	457,796	516,526	513,439	586,192
	$10,816,298	$764,179	$2,653,938	$2,494,984	$4,903,197
____________

(1)
Other commitments include the estimated liability payment related to the withdrawal from a multi-employer pension plan, agreements to purchase third-party manufactured products and open purchase orders at December 31, 2013.

We lease certain property under various operating lease arrangements that expire generally over the next five years. These leases generally provide us with the option to renew the lease at the end of the lease term.

At December 31, 2013, the $1.83 billion of debt related to the Cash Convertible Notes reported in our financial statements consists of $525 million of debt ($574 million face amount, net of $49 million discount) and a liability with a fair value of $1.30 billion related to the bifurcated conversion feature. The bifurcated conversion feature is not included in contractual obligations as there is an offsetting hedge asset.

Scheduled interest payments represent the estimated interest payments related to our outstanding borrowings under term loans, notes and other debt. Variable debt interest payments are estimated using current interest rates.

Due to the uncertainty with respect to the timing of future payments, if any, the following contingent payments have not been included in the table above.

In conjunction with the acquisition of Agila on December 4, 2013, the Company recorded estimated contingent consideration totaling $250 million as part of the purchase price. The contingent consideration, which could total a maximum of $461 million, is primarily related to the satisfaction of certain regulatory conditions, including any potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies.

We are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, we may be required to pay such amounts. The amount of the contingent consideration liability was $415 million at December 31, 2013. In addition, the Company expects to incur approximately $30 million to $40 million of annual non-cash accretion expense related to the increase in the net present value of the contingent consideration liability.

In the fourth quarter of 2013, the Company entered into a licensing agreement with Pfizer for the exclusive worldwide rights to develop, manufacture and commercialize a novel long-acting muscarinic antagonist compound. As part of the agreement, the Company made an upfront development payment, which is included as a component of R&D expense in 2013, and could make additional payments upon the achievement of certain milestones as the Company’s development continues over the next several years. Depending on the commercialization of this novel compound and the level of future sales and profits, the Company could also be obligated to make payments upon the occurrence of certain sales milestones, along with sales royalties and profit sharing payments.

We have entered into an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds and three insulin analog products for the global marketplace. Mylan plans to provide funding related to the collaboration over the next several years that could total approximately $50 million or more per year. Additionally, we have entered into product development agreements under which we have agreed to share in the development costs as they are incurred by our partners and/or pay milestones. As the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control, it is difficult to forecast the amount of payments to be made over the next few years, which could be significant.

We periodically enter into licensing agreements with other pharmaceutical companies for the manufacture, marketing and/or sale of pharmaceutical products. These agreements generally call for us to pay a percentage of amounts earned from the sale of the product as a royalty on a profit share.

With respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2013, we are unable to make reasonably reliable estimates of the period of cash settlement with the respective taxing authority. As such, $172.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above.

Mylan sponsors various defined benefit pension plans in several countries. Benefit formulas are based on varying criteria on a plan by plan basis. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans, which typically results in these plans being unfunded. The amount accrued related to these benefits was $60.4 million at December 31, 2013. We are unable to determine when these amounts will require payment as the timing of cash expenditures is dependent upon a number of factors, many of which are outside of our control.

We have entered into employment and other agreements with certain executives and other employees that provide for compensation and certain other benefits. These agreements provide for severance payments under certain circumstances. Certain commercial agreements require us to provide performance bonds and/or indemnification; while it is difficult to forecast the amount of payments, if any, to be made over the next few years, we do not believe the amount would be material to our results of operations, cash flows or financial position.

Impact of Currency Fluctuations and Inflation
Because Mylan’s results are reported in U.S. Dollars, changes in the rate of exchange between the U.S. Dollar and the local currencies in the markets in which Mylan operates, mainly the Euro, Indian Rupee, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and Brazilian Real affect Mylan’s results as previously noted. We do not believe that inflation has had a material impact on our revenues or operations.

Application of Critical Accounting Policies
Our significant accounting policies are described in Note 2 to Consolidated Financial Statements and are in accordance with GAAP.

Included within these policies are certain policies which contain critical accounting estimates and, therefore, have been deemed to be “critical accounting policies.” Critical accounting estimates are those which require management to make assumptions about matters that were uncertain at the time the estimate was made and for which the use of different estimates, which reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur from period to period could have a material impact on our financial condition or results of operations. We have identified the following to be our critical accounting policies: the determination of net revenue provisions, business acquisitions, intangible assets, goodwill and contingent consideration, income taxes and the impact of existing legal matters.

Net Revenue Provisions
Net revenues are recognized for product sales when title and risk of loss have transferred to the customer and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accruals for these provisions are presented in the Consolidated Financial Statements as reductions in determining net revenues and in accounts receivable and other current liabilities. Accounts receivable are presented net of allowances relating to these provisions, which were $1.24 billion and $977.0 million at December 31, 2013 and 2012. Other current liabilities include $281.1 million and $202.9 million at December 31, 2013 and 2012, for certain sales allowances and other adjustments that are paid to indirect customers. The following is a rollforward of the most significant provisions for estimated sales allowances during 2013:

(In thousands)	Balance at	Checks/ Credits Issued to Third Parties	Current Provision Related to Sales Made in the Current Period	Effects of Foreign Exchange	Balance at
	December 31, 2012				December 31, 2013
Chargebacks	$268,471	$(2,347,817)	$2,542,236	$(1,281)	$461,609
Incentives offered to direct customers	$487,662	$(1,638,069)	$1,706,073	$(16,332)	$539,334
Returns	$156,987	$(151,721)	$160,149	$2,113	$167,528

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

Provisions for estimated discounts, sales allowances, promotional and other credits require a lower degree of subjectivity and are less complex in nature, yet, when combined, represent a significant portion of the overall provisions. These provisions are estimated based on historical payment experience, historical relationships to revenues, estimated customer inventory levels and contract terms. Such provisions are determinable due to the limited number of assumptions and consistency of historical experience. Others, such as chargebacks and returns, require management to make more subjective judgments and evaluate current market conditions. These provisions are discussed in further detail below.

Chargebacks — The provision for chargebacks is the most significant and complex estimate used in the recognition of revenue. Mylan markets products directly to wholesalers, distributors, retail pharmacy chains, mail order pharmacies and group purchasing organizations. We also market products indirectly to independent pharmacies, managed care organizations, hospitals, nursing homes and pharmacy benefit management companies, collectively referred to as “indirect customers.” Mylan enters into agreements with its indirect customers to establish contract pricing for certain products. The indirect customers then independently select a wholesaler from which to actually purchase the products at these contracted prices. Alternatively, certain wholesalers may enter into agreements with indirect customers that establish contract pricing for certain products, which the wholesalers provide. Under either arrangement, Mylan will provide credit to the wholesaler for any difference between the contracted price with the indirect party and the wholesaler’s invoice price. Such credit is called a chargeback, while the difference between the contracted price and the wholesaler’s invoice price is referred to as the chargeback rate. The provision for chargebacks is based on expected sell-through levels by our wholesaler customers to indirect customers, as well as estimated wholesaler inventory levels. For the latter, in most cases, inventory levels are obtained directly from certain of our largest wholesalers. Additionally, internal estimates are prepared based upon historical buying patterns and estimated end-user demand. Such information allows us to estimate the potential chargeback that we may ultimately owe to our customers given the quantity of inventory on hand. We continually monitor our provision for chargebacks and evaluate our reserve and estimates as additional information becomes available. A change of 5% in the estimated sell-through levels by our wholesaler customers and in the estimated wholesaler inventory levels would have an effect on our reserve balance of approximately $27 million.

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

Business Acquisitions, Intangible Assets, Goodwill and Contingent Consideration
We account for acquired businesses using the purchase method of accounting, which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective estimated fair values. The cost to acquire businesses has been allocated to the underlying net assets of the acquired businesses based on estimates of their respective fair values. Amounts allocated to acquired IPR&D are capitalized at the date of an acquisition and, at that time, such IPR&D assets have indefinite lives. As products in development are approved for sale, amounts will be allocated to product rights and licenses and will be amortized over their estimated useful lives. Definite-lived intangible assets are amortized over the expected life of the asset. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

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

We record contingent consideration resulting from a business acquisition at its estimated fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense within the Consolidated Statements of Operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements as they are based on significant inputs not observable in the market.

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

Goodwill is allocated and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Mylan has four reporting units, of which three are included in the Generics segment with the remaining reporting unit consisting of our Specialty segment. As of the date of our most recent annual impairment test, April 1, 2013, approximately 90% of Mylan’s total goodwill is allocated to the three reporting units within the Generics segment as follows: North America ($735 million), EMEA ($1.11 billion) and Asia Pacific ($1.22 billion), with the remainder ($349 million) allocated to our Specialty segment and reporting unit. On December 4, 2013, we completed the acquisition of Agila, which resulted in the recognition of an additional $884 million of goodwill, which is preliminary and is subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). All of the goodwill related to the Agila acquisition was allocated to the Generics segment and the allocation to the individual reporting units within the Generics segment has not been completed.

For our North American and Specialty reporting units, we have utilized the Financial Accounting Standards Board (“FASB”) amended guidance on goodwill impairment testing as part of our annual impairment test at April 1, 2013. Under this guidance, entities testing goodwill for impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (“step 1”). We concluded that it was more likely than not that the fair value of the North America and Specialty reporting units is greater than the carrying amount, therefore no step 1 quantitative analysis was performed. Step 1 of the impairment analysis consists of a comparison of the estimated fair value of the individual reporting units with their carrying amount, including goodwill. In estimating each reporting unit’s fair value, we performed extensive valuation analysis, utilizing both income and market-based approaches, in our goodwill assessment process. We utilized an average of the two methods in estimating the fair value of the individual reporting units. The following describes the valuation methodologies used to derive the estimated fair value of the reporting units.

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

The Company performed its annual impairment test as of April 1, 2013, and the estimated fair value of the two reporting units tested on a quantitative basis, Asia Pacific and EMEA, were in excess of the respective carrying values of each reporting unit. For the Asia Pacific reporting unit, the estimated fair value of this business exceeded its carrying value by approximately 10%. The Asia Pacific reporting unit has been impacted by government pricing reform measures in Australia and Japan and increased levels of competition. As it relates to the income approach for the Asia Pacific unit, we forecasted cash flows for the next ten years. During the forecast period, the revenue compound annual growth rate (“CAGR”) was approximately 10%. A terminal value year was calculated with a 4% revenue growth rate. The CAGR in EBITDA margins was approximately 2.4% over the period of estimated cash flows. The discount rate utilized was 11.2%. Under the market-based approach, we utilized an estimated range of market multiples of 9.0 to 10.0 times EBITDA plus a control premium of 10%. The averaging of the two valuation methods did not significantly impact the estimated fair value of the Asia Pacific reporting unit.

As it relates to the income approach for the EMEA reporting unit at April 1, 2013, we forecasted cash flows for the next ten years. During the forecast period, the revenue CAGR was approximately 7%. A terminal value year was calculated with a 3% revenue growth rate. The discount rate utilized was 9.8%. Under the market-based approach, we utilized an estimated range of market multiples of 8.5 to 10.0 times EBITDA plus a control premium of 15%. The estimated fair value of the EMEA reporting unit exceeded its carrying value by approximately 21%.

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

We have also assessed the recoverability of certain long-lived assets contained with the Asia Pacific and EMEA reporting units. Any impairment of these assets must be considered prior to our impairment review of goodwill. The assessment for impairment is based on our ability to recover the carrying value of the long-lived assets by analyzing the expected future undiscounted pre-tax cash flows specific to the asset grouping.

We assess the recoverability of the carrying value of long-lived assets at the lowest level for which identifiable undiscounted cash flows are largely independent of the cash flows of other assets and liabilities. For the Asia Pacific and EMEA reporting units, this assessment is generally performed at the country level within the reporting units. If these undiscounted cash flows are less than the carrying value of long-lived assets within the asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value. Significant management judgment is involved in estimating the recoverability of these assets and is dependent upon the accuracy of the assumptions used in making these estimates, as well as how the estimates compare to the eventual future operating performance of the specific asset grouping. The results of our analysis performed in the fourth quarter of 2013 indicate that the undiscounted pre-tax cash flows in the individual asset groupings were sufficient to support the recoverability of the long-lived assets. The Company’s Australia operation in the Asia Pacific reporting unit and certain asset groupings in the EMEA reporting unit, principally Portugal, Spain and Germany, remain at risk for potential impairment charges if the projected operating results are not achieved. Any future long-lived assets impairment charges would likely materially impact the Company’s reported results of operations.

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

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in certain taxing jurisdictions over the three-year period ended December 31, 2013. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth.

Based on this evaluation, as of December 31, 2013, a valuation allowance of $266.7 million has been recorded in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as projections for growth.

The resolution of tax reserves and changes in valuation allowances could be material to Mylan’s results of operations or financial position. A variance of 5% between estimated reserves and valuation allowances and actual resolution and realization of these tax items would have an effect on our reserve balance and valuation allowance of approximately $12 million and $17 million, respectively.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued revised accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. The amended guidance clarifies when the unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss and when the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with the deferred tax asset. The guidance is effective for fiscal years, and interim periods, beginning after December 15, 2013. The Company does not expect that the adoption of the guidance will have a material effect on its results of operations, financial position or cash flows.

In February 2013, the FASB issued revised accounting guidance on the presentation of comprehensive income in the financial statements. The amended guidance requires an entity to report, in one place, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. Reclassifications must be disclosed if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the guidance during 2013 by presenting additional disclosure in the notes to financial statements (see Note 8). The adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.
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
Foreign Currency Exchange Risk
A significant portion of our revenues and earnings are exposed to changes in foreign currency exchange rates. We seek to manage this foreign exchange risk in part through operational means, including managing same currency revenues in relation to same currency costs and same currency assets in relation to same currency liabilities.

Foreign exchange risk is also managed through the use of foreign currency forward-exchange contracts. These contracts are used to offset the potential earnings effects from mostly intercompany foreign currency assets and liabilities that arise from operations and from intercompany loans. Mylan’s primary areas of foreign exchange risk relative to the U.S. Dollar are the Euro, Indian Rupee, Japanese Yen, Australian Dollar, Canadian Dollar, Pound Sterling and Brazilian Real.

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

Interest Rate and Long-Term Debt Risk
Mylan’s exposure to interest rate risk arises primarily from our U.S. Dollar borrowings and investments. We invest primarily on a variable-rate basis and we borrow on both a fixed and variable basis. In order to maintain a certain ratio of fixed to variable rate debt, from time to time, depending on market conditions, Mylan will use derivative financial instruments such as interest rate swaps to fix interest rates on variable-rate borrowings or to convert fixed-rate borrowings to variable interest rates.

Mylan’s long-term borrowings consist principally of $574.0 million notional value in Cash Convertible Notes and $5.76 billion in Senior Notes and Revolving Facility.

Generally, the fair value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. The fair value of the Cash Convertible Notes will fluctuate as the market value of our common stock fluctuates. As of December 31, 2013, the fair value of our Senior Notes was approximately $5.85 billion and the fair value of our Cash Convertible Notes was approximately $1.88 billion. A 100 basis point change in interest rates on Mylan’s variable rate debt, net of interest rate swaps, would result in a change in interest expense of approximately $22 million per year.

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

Management’s Report on Internal Control over Financial Reporting

Management of Mylan Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

On December 4, 2013, the Company completed its acquisition of the Agila Specialties business (“Agila”). The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of Agila. Agila represented less than 1% of the Company’s consolidated total revenues for the year ended December 31, 2013, and its assets (including intangible assets and goodwill) represented 13% of the Company’s consolidated total assets, as of December 31, 2013.

As a result of this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on the criteria in Internal Control - Integrated Framework (1992) issued by COSO.

Our independent registered public accounting firm, Deloitte & Touche LLP, has audited the effectiveness of the Company’s internal control over financial reporting. Deloitte & Touche LLP’s opinion on the Company’s internal control over financial reporting appears on page 72 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Mylan Inc.:
We have audited the accompanying consolidated balance sheets of Mylan Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive earnings, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Mylan Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Mylan Inc.:
We have audited the internal control over financial reporting of Mylan Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Agila Specialties, which was acquired on December 4, 2013. Agila Specialties represented less than 1% of the Company’s consolidated total revenues for the year ended December 31, 2013, and its assets (including intangible assets and goodwill) represented 13% of the Company’s consolidated total assets, as of December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Agila Specialties. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
February 27, 2014

MYLAN INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Assets
Current assets:
Cash and cash equivalents	$291,293	$349,969
Accounts receivable, net	1,820,273	1,554,342
Inventories	1,664,693	1,525,242
Deferred income tax benefit	248,861	229,348
Prepaid expenses and other current assets	446,140	243,816
Total current assets	4,471,260	3,902,717
Property, plant and equipment, net	1,663,076	1,397,216
Intangible assets, net	2,517,888	2,224,457
Goodwill	4,288,124	3,515,655
Deferred income tax benefit	77,829	87,655
Other assets	2,218,164	804,197
Total assets	$15,236,341	$11,931,897
LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$1,072,838	$777,908
Short-term borrowings	439,797	298,987
Income taxes payable	49,749	33,731
Current portion of long-term debt and other long-term obligations	3,636	98,048
Deferred income tax liability	787	1,283
Other current liabilities	1,389,263	983,546
Total current liabilities	2,956,070	2,193,503
Long-term debt	7,586,459	5,337,196
Other long-term obligations	1,265,375	771,111
Deferred income tax liability	468,530	274,259
Total liabilities	12,276,434	8,576,069
Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 543,978,030 and 539,664,386 as of December 31, 2013 and December 31, 2012	271,989	269,832
Additional paid-in capital	4,103,678	3,986,746
Retained earnings	2,685,081	2,061,370
Accumulated other comprehensive loss	(240,131)	(86,498)
	6,820,617	6,231,450
Noncontrolling interest	18,090	15,110
Less: treasury stock — at cost
Shares: 172,373,900 and 144,459,210 as of December 31, 2013 and December 31, 2012	3,878,800	2,890,732
Total equity	2,959,907	3,355,828
Total liabilities and equity	$15,236,341	$11,931,897

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Net revenues	$6,856,606	$6,750,246	$6,106,277
Other revenues	52,537	45,864	23,548
Total revenues	6,909,143	6,796,110	6,129,825
Cost of sales	3,868,800	3,887,806	3,566,461
Gross profit	3,040,343	2,908,304	2,563,364
Operating expenses:
Research and development	507,823	401,341	294,728
Selling, general and administrative	1,411,629	1,400,747	1,214,631
Litigation settlements, net	(14,639)	(3,133)	48,556
Total operating expenses	1,904,813	1,798,955	1,557,915
Earnings from operations	1,135,530	1,109,349	1,005,449
Interest expense	313,336	308,699	335,944
Other (expense) income, net	(74,854)	3,429	(14,869)
Earnings before income taxes and noncontrolling interest	747,340	804,079	654,636
Income tax provision	120,808	161,145	115,833
Net earnings	626,532	642,934	538,803
Net earnings attributable to the noncontrolling interest	(2,821)	(2,084)	(1,993)
Net earnings attributable to Mylan Inc. common shareholders	$623,711	$640,850	$536,810
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$1.63	$1.54	$1.25
Diluted	$1.58	$1.52	$1.22
Weighted average common shares outstanding:
Basic	383,327	415,210	430,839
Diluted	394,454	420,236	438,785

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Earnings
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net earnings	$626,532	$642,934	$538,803
Other comprehensive loss, before tax:
Foreign currency translation adjustment	(273,699)	(3,461)	(224,424)
Change in unrecognized loss and prior service cost related to defined benefit plans	8,198	(10,930)	(2,015)
Net unrecognized gain (loss) on derivatives	180,431	18,487	(49,062)
Net unrealized (loss) gain on marketable securities	(1,128)	(72)	50
Other comprehensive (loss) earnings, before tax	(86,198)	4,024	(275,451)
Income tax related to items of other comprehensive earnings (loss)	67,435	2,683	(15,745)
Other comprehensive (loss) earnings, net of tax	(153,633)	1,341	(259,706)
Comprehensive earnings	472,899	644,275	279,097
Comprehensive earnings attributable to the noncontrolling interest	(2,821)	(2,084)	(1,993)
Comprehensive earnings attributable to Mylan Inc. common shareholders	$470,078	$642,191	$277,104

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES Consolidated Statements of Equity (In thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Earnings (Loss)	Noncontrolling Interest	Total Equity

	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Balance at December 31, 2010	525,817,549	$262,909	$3,849,682	$883,710	(89,707,087)	$(1,566,289)	$171,867	$13,522	$3,615,401
Net earnings	—	—	—	536,810	—	—	—	1,993	538,803
Other comprehensive loss, net of tax	—	—	—	—	—	—	(259,706)	—	(259,706)
Common stock share repurchase	—	—	—	—	(14,773,006)	(349,998)	—	—	(349,998)
Warrant amendment and exchange	—	—	(149,947)	—	—	—	—	—	(149,947)
Stock options exercised, net of shares tendered for payment	4,497,904	2,249	65,489	—	—	—	—	—	67,738
Stock compensation expense	—	—	42,576	—	—	—	—	—	42,576
Issuance of restricted stock, net of shares withheld	—	—	(20,973)	—	843,077	14,850	—	—	(6,123)
Tax benefit of stock option plans	—	—	11,153	—	—	—	—	—	11,153
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,607)	—	—	—	—	(2,385)	(4,992)
Other	—	—	—	—	—	—	—	(123)	(123)
Balance at December 31, 2011	530,315,453	$265,158	$3,795,373	$1,420,520	(103,637,016)	$(1,901,437)	$(87,839)	$13,007	$3,504,782
Net earnings	—	$—	$—	$640,850	—	$—	$—	$2,084	$642,934
Other comprehensive earnings, net of tax	—	—	—	—	—	—	1,341	—	1,341
Common stock share repurchase	—	—	—	—	(41,398,647)	(999,893)	—	—	(999,893)
Stock options exercised, net of shares tendered for payment	9,348,933	4,674	139,209	—	—	—	—	—	143,883
Stock compensation expense	—	—	42,579	—	—	—	—	—	42,579
Issuance of restricted stock, net of shares withheld	—	—	(15,638)	—	576,454	10,598	—	—	(5,040)
Tax benefit of stock option plans	—	—	25,232	—	—	—	—	—	25,232
Purchase of subsidiary shares from noncontrolling interest	—	—	(9)	—	—	—	—	(25)	(34)
Other	—	—	—	—	—	—	—	44	44
Balance at December 31, 2012	539,664,386	$269,832	$3,986,746	$2,061,370	(144,459,209)	$(2,890,732)	$(86,498)	$15,110	$3,355,828

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES Consolidated Statements of Equity (Continued) (In thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings			Accumulated Other Comprehensive Earnings (Loss)	Noncontrolling Interest	Total Equity

	Common Stock				Treasury Stock
	Shares	Cost			Shares	Cost
Net earnings	—	$—	$—	$623,711	—	$—	$—	$2,821	$626,532
Other comprehensive loss, net of tax	—	—	—	—	—	—	(153,633)	—	(153,633)
Common stock share repurchase	—	—	—	—	(28,485,459)	(999,999)	—	—	(999,999)
Stock options exercised, net of shares tendered for payment	4,313,644	2,157	74,015	—	—	—	—	—	76,172
Stock compensation expense	—	—	46,971	—	—	—	—	—	46,971
Issuance of restricted stock, net of shares withheld		—	(19,596)	—	570,769	11,931	—	—	(7,665)
Tax benefit of stock option plans	—	—	15,530	—	—	—	—	—	15,530
Other	—	—	12	—	—	—	—	159	171
Balance at December 31, 2013	543,978,030	$271,989	$4,103,678	$2,685,081	(172,373,899)	$(3,878,800)	$(240,131)	$18,090	$2,959,907

See Notes to Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings	$626,532	$642,934	$538,803
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	515,997	546,604	510,688
Stock-based compensation expense	46,971	42,579	42,576
Change in estimated sales allowances	345,750	265,532	(3,540)
Deferred income tax benefit	(87,133)	(108,930)	(57,405)
Other non-cash items	161,720	235,985	111,018
Litigation settlements, net	(14,639)	(3,133)	48,556
Changes in operating assets and liabilities:
Accounts receivable	(553,525)	(354,844)	(318,870)
Inventories	(157,056)	(172,020)	(220,600)
Trade accounts payable	137,212	81,429	133,666
Income taxes	(1,107)	(49,989)	96,935
Deferred revenue	(151)	(19,765)	(996)
Other operating assets and liabilities, net	85,992	(157,364)	(160,407)
Net cash provided by operating activities	1,106,563	949,018	720,424
Cash flows from investing activities:
Capital expenditures	(334,580)	(305,325)	(279,848)
Change in restricted cash	(228,031)	6,972	15,030
Cash paid for acquisitions, net	(1,261,853)	—	(80,510)
Proceeds from sale of property, plant and equipment	25,250	16,338	—
Purchase of marketable securities	(19,346)	(9,884)	(10,024)
Proceeds from sale of marketable securities	10,600	8,061	6,893
Other items, net	(60,854)	(80,404)	16,418
Net cash used in investing activities	(1,868,814)	(364,242)	(332,041)
Cash flows from financing activities:
Payment of financing fees	(34,634)	(7,691)	(17,246)
Cash paid for warrant amendment and exchange	—	—	(149,947)
Purchase of common stock	(999,999)	(999,893)	(349,998)
Change in short-term borrowings, net	141,422	174,335	(15,614)
Proceeds from issuance of long-term debt	4,974,712	2,043,448	1,458,000
Payment of long-term debt	(3,480,289)	(1,990,796)	(1,644,198)
Proceeds from exercise of stock options	76,172	143,883	67,738
Other items, net	15,530	25,198	6,269
Net cash provided by (used in) financing activities	692,914	(611,516)	(644,996)
Effect on cash of changes in exchange rates	10,661	1,653	(30,383)
Net decrease in cash and cash equivalents	(58,676)	(25,087)	(286,996)
Cash and cash equivalents — beginning of period	349,969	375,056	662,052
Cash and cash equivalents — end of period	$291,293	$349,969	$375,056
Supplemental disclosures of cash flow information —
Non-cash transactions:
Other current liabilities	$250,000	$—	$—
Other long-term obligations	$—	$—	$376,110
Cash paid during the period for:
Income taxes	$189,620	$308,544	$124,123
Interest	$249,429	$246,762	$284,637

See Notes to Consolidated Financial Statements

Mylan Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Nature of Operations

Mylan Inc. and its subsidiaries (collectively, the “Company,” “Mylan,” “our” or “we”) are engaged in the global development, licensing, manufacture, marketing and distribution of generic, brand and branded generic pharmaceutical products for resale by others and active pharmaceutical ingredients (“API”) through two segments, “Generics” and “Specialty.” The principal markets for Generics are proprietary and ethical pharmaceutical wholesalers and distributors, group purchasing organizations, drug store chains, independent pharmacies, drug manufacturers, institutions, and public and governmental agencies primarily within the United States (“U.S.”) and Canada (collectively, “North America”), Europe, the Middle East and Africa (collectively, “EMEA”), and India, Australia, Japan, New Zealand and Brazil (collectively, “Rest of World”). Generics also focuses on developing API with non-infringing processes for both internal use and to partner with manufacturers in regulated markets such as the U.S. and the European Union (“EU”) at market formation. The principal market for Specialty is pharmaceutical wholesalers and distributors, pharmacies and health care institutions primarily in the U.S.

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

Marketable Securities. Marketable equity and debt securities classified as available-for-sale are recorded at fair value, with net unrealized gains and losses, net of income taxes, reflected in accumulated other comprehensive loss as a component of shareholders’ equity. Net realized gains and losses on sales of available-for-sale securities are computed on a specific security basis and are included in other (expense) income, net, in the Consolidated Statements of Operations. Marketable equity and debt securities classified as trading securities are valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date, and realized and unrealized gains and losses are included in other (expense) income, net, in the Consolidated Statements of Operations.

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

Mylan performs ongoing credit evaluations of its customers and generally does not require collateral. Approximately 41% and 38% of the accounts receivable balances represent amounts due from three customers at December 31, 2013 and December 31, 2012, respectively. Total allowances for doubtful accounts were $24.6 million and $23.0 million at December 31, 2013 and December 31, 2012, respectively.

Inventories. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. Provisions for potentially obsolete or slow-moving inventory, including pre-launch inventory, are made based on our analysis of inventory levels, historical obsolescence and future sales forecasts.

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed and recorded on a straight-line basis over the assets’ estimated service lives (three to 18 years for machinery and equipment and other fixed assets and 15 to 39 years for buildings and improvements). The Company periodically reviews the original estimated useful lives of assets and makes adjustments when appropriate. Depreciation expense was approximately $152.3 million, $160.2 million and $152.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

We review goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable based on management's assessment of the fair value of the Company's reporting units as compared to their related carrying value. Under the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), we have the option to first assess the qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step would need to be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.

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

Contingent Consideration. Mylan records contingent consideration resulting from a business acquisition at its fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as a charge (credit) to selling, general and administrative costs within the Consolidated Statements of Operations. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates, payment periods and adjustments in the probability of achieving future development steps, regulatory approvals, market launches, sales targets and profitability. These fair value measurements represent Level 3 measurements, as they are based on significant inputs not observable in the market.

Significant judgment is employed in determining the assumptions utilized as of the acquisition date and for each subsequent measurement period. Accordingly, changes in the assumptions described above could have a material impact on the Company’s consolidated results of operations.

Impairment of Long-Lived Assets. The carrying values of long-lived assets, which include property, plant and equipment and intangible assets with finite lives, are evaluated periodically in relation to the expected future undiscounted cash flows of the underlying assets and monitored for other potential triggering events. Adjustments are made in the event that estimated undiscounted net cash flows are less than the carrying value.

Indefinite-lived intangibles, principally IPR&D, are tested at least annually for impairment or upon the occurrence of a triggering event. The impairment test for IPR&D consists of a comparison of the asset’s fair value with its carrying value. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.

Short-Term Borrowings. Mylan Laboratories Limited has working capital facilities with several banks which are secured by its current assets. The working capital facilities have a weighted average interest rate of 2.3% at December 31, 2013.

Mylan Pharmaceuticals Inc. (“MPI”), a wholly owned subsidiary of the Company, also has a $400 million accounts receivable facility (“Receivables Facility”), which will expire in February 2015. Included in the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, respectively, are $374 million and $180 million of short-term borrowings, which are recorded as a secured loan. The receivables underlying any borrowings are included in accounts receivable, net, in the Consolidated Balance Sheets. There were $723.1 million and $556.5 million of securitized accounts receivable at December 31, 2013 and 2012, respectively.

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

Accounts receivable are presented net of allowances relating to the above provisions. No significant revisions were made to the methodology used in determining these provisions during the years ended December 31, 2013 and 2012. Such allowances were $1.24 billion and $977.0 million at December 31, 2013 and 2012, respectively. Other current liabilities included $281.1 million and $202.9 million at December 31, 2013 and 2012, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.

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

During the years ended December 31, 2013, 2012 and 2011, sales to Cardinal Health, Inc. were 15%, 14%, and 13%, respectively, and sales to McKesson Corporation were 14%, 13% and 11%, respectively, of consolidated net revenues.

Research and Development. Research and Development (“R&D”) expenses are charged to operations as incurred.

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

In September 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) with new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. All other terms and settlement provisions of the Old Warrants remain unchanged in the New Warrants. The New Warrants meet the definition of derivatives under the guidance in ASC 815; however, because these instruments have been determined to be indexed to the Company’s own stock and meet the criteria for equity classification under ASC 815-40, the New Warrants have also been recorded in shareholders’ equity in the Consolidated Balance Sheets. The dilutive impact of the Old and New Warrants are included in the calculation of diluted earnings per share based upon the average market value of the Company’s common stock during the period as compared to the exercise price. For the year ended December 31, 2013, 2012 and 2011, 5.1 million, 0.3 million and 4.3 million, respectively, warrants were included in the calculation of diluted earnings per share.

The Board of Directors periodically authorizes the Company to repurchase common stock in the open market or through other methods. The Company repurchased 28.5 million common shares at a cost of $1.0 billion, 41.4 million common shares at a cost of $1.0 billion and 14.8 million common shares at a cost of $350 million in 2013, 2012 and 2011, respectively. These amounts reflect transactions executed through December 31st of each year. Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$623,711	$640,850	$536,810
Shares (denominator):
Weighted average common shares outstanding	383,327	415,210	430,839
Basic earnings per common share attributable to Mylan Inc. common shareholders	$1.63	$1.54	$1.25

Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$623,711	$640,850	$536,810
Shares (denominator):
Weighted average common shares outstanding	383,327	415,210	430,839
Stock-based awards and warrants	11,127	5,026	7,946
Total dilutive shares outstanding	394,454	420,236	438,785
Diluted earnings per common share attributable to Mylan Inc. common shareholders	$1.58	$1.52	$1.22

Additional stock options or restricted stock awards were outstanding during the years ended December 31, 2013, 2012 and 2011 but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive stock options or restricted stock awards represented 1.0 million, 4.8 million and 5.5 million shares for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-Based Compensation. The fair value of stock-based compensation is recognized as expense in the Consolidated Statements of Operations over the vesting period.

Derivatives. From time to time the Company may enter into derivative financial instruments (mainly foreign currency exchange forward contracts, interest rate swaps and purchased equity call options) designed to: 1) hedge the cash flows resulting from existing assets and liabilities and transactions expected to be entered into over the next twenty-four months in currencies other than the functional currency, 2) hedge the variability in interest expense on floating rate debt, 3) hedge the fair value of fixed-rate notes, 4) hedge against changes in interest rates that could impact future debt issuances, or 5) hedge cash or share payments required on conversion of issued convertible notes. Derivatives are recognized as assets or liabilities in the Consolidated Balance Sheets at their fair value. When the derivative instrument qualifies as a cash flow hedge, changes in the fair value are included in earnings or deferred through other comprehensive earnings depending on the nature and effectiveness of the offset. If a derivative instrument qualifies as a fair value hedge, the changes in the fair value, as well as the offsetting changes in the fair value of the hedged items, are included in interest expense. When such instruments do not qualify for hedge accounting the changes in fair value are recorded in the Consolidated Statements of Operations within other (expense) income, net.

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

Recent Accounting Pronouncements. In July 2013, the FASB issued revised accounting guidance on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists. The amended guidance clarifies when the unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss and when the unrecognized tax benefit should be presented in the financial statements as a liability and not combined with the deferred tax asset. The guidance is effective for fiscal years, and interim periods, beginning after December 15, 2013. The

Company does not expect that the adoption of the guidance will have a material effect on its results of operations, financial position or cash flows.

In February 2013, the FASB issued revised accounting guidance on the presentation of comprehensive income in the financial statements. The amended guidance requires an entity to report, in one place, the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income. Reclassifications must be disclosed if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the guidance during 2013 by presenting additional disclosure in the notes to financial statements (see Note 8). The adoption of the guidance did not have a material effect on the Company’s results of operations, financial position or cash flows.
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

Agila Specialties
On February 27, 2013, the Company announced that it had signed definitive agreements to acquire the Agila Specialties business (“Agila”), a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited (“Strides Arcolab”). The transaction closed on December 4, 2013 and the total purchase price was approximately $1.43 billion (net of cash acquired of $3.4 million), which includes estimated contingent consideration of $250 million. The contingent consideration, which could total a maximum of $461 million, is primarily related to the satisfaction of certain regulatory conditions, including potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies. The acquisition of Agila significantly expands and strengthens Mylan's existing injectables platform and portfolio, and also provides Mylan entry into certain new geographic markets.

In accordance with GAAP, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The preliminary allocation of the $1.43 billion purchase price to the assets acquired and liabilities assumed for Agila is as follows:

(In millions)
Current assets (excluding inventories)	$39.0
Inventories	45.1
Property, plant and equipment	143.8
Identified intangible assets	280.0
In-process research and development	436.0
Goodwill	884.2
Other assets, including equity method investment	153.4
Total assets acquired	1,981.5
Current liabilities	(234.7)
Deferred tax liabilities	(193.2)
Other non-current liabilities	(119.9)
Net assets acquired	$1,433.7

The amount allocated to IPR&D represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of the IPR&D was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 13.0% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual IPR&D asset. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these projects total approximately $50 million which is expected to be incurred from 2014 through 2016. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.

The identified intangible assets of $280 million are comprised of $221 million of product rights and licenses that have a weighted average useful life of 8 years and $59 million of customer relationships that have a weighted average useful life of 5 years. The equity method investment of $125 million represents the fair value of Agila’s 50% interest in Sagent Agila LLC (“Sagent Agila”). The goodwill of $884.2 million arising from the acquisition consisted largely of the value of the employee workforce and the value of products to be developed in the future. All of the goodwill was assigned to Mylan’s Generics segment. The allocation of the goodwill to the individual reporting units within the Generics segment has not been completed. None of the goodwill recognized is currently expected to be deductible for income tax purposes.

Significant assumptions utilized in the valuation of identified intangible assets, the equity method investment and IPR&D were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by GAAP. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to the determination of certain contingent consideration, certain contingent liabilities, including income and non-income based tax contingencies, and deferred income taxes.
Approximately $49.8 million of expenses were incurred during the year ended December 31, 2013 that related to this acquisition.

The operating results of Agila have been included in Mylan’s Consolidated Statements of Operations since December 4, 2013. Revenues and earnings from the acquisition date through December 31, 2013 were not material to Mylan’s consolidated financial statements.

Unaudited Pro Forma Financial Results
The following table presents supplemental unaudited pro forma information as if the acquisition of Agila had occurred on January 1, 2012. The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing, transaction costs and the related income tax effects. The unaudited pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, the unaudited pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on January 1, 2012, nor are they indicative of the future operating results of the combined company.

	Year Ended December 31,
	2013	2012
(In millions, except per share amounts)	(Unaudited)
Total revenues	$7,109	$7,036
Net earnings attributable to Mylan Inc. common shareholders	$443	$530
Earnings per common share attributable to Mylan Inc. common shareholders
Basic	$1.16	$1.28
Diluted	$1.12	$1.26
Weighted average common shares outstanding:
Basic	383,327	415,210
Diluted	394,454	420,236

Respiratory Delivery Platform
On December 23, 2011, Mylan completed its acquisition of the exclusive worldwide rights to develop, manufacture and commercialize a generic equivalent to GlaxoSmithKline’s Advair® Diskus and Seretide® Diskus incorporating Pfizer Inc.’s proprietary dry powder inhaler delivery platform (“respiratory delivery platform”). As part of the agreement, Mylan will fund the remaining development and capital requirements as well as make certain potential development and commercial milestone payments as the products are brought to market. In accordance with GAAP, the Company accounted for this transaction as a purchase of a business and utilized the purchase method of accounting. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at the date of acquisition at the estimate of their respective fair values.

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

Other Transactions
Beginning in 2013, we established an exclusive long-term strategic collaboration with Pfizer Japan Inc. (“Pfizer Japan”) to develop, manufacture, distribute and market generic drugs in Japan. Under the agreement, both parties operate separate legal entities in Japan and collaborate on current and future generic products, sharing the costs and profits resulting from the collaboration. Mylan Japan’s responsibilities primarily consist of managing operations, including R&D and manufacturing. Pfizer Japan’s responsibilities primarily consist of the commercialization of the combined generics portfolio and managing a combined marketing and sales effort.

During 2013, the Company completed the acquisition of four separate manufacturing operations located in India. The aggregate purchase price was approximately $76 million in cash. As part of the purchase price allocations, goodwill in the aggregate of approximately $20 million was recognized within the Generics segment. The acquisitions did not have a material impact on the Company’s results of operations since the acquisition dates.

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

4.	Balance Sheet Components

Selected balance sheet components consist of the following:

(In thousands)	December 31, 2013	December 31, 2012
Inventories:
Raw materials	$484,648	$455,958
Work in process	310,050	268,191
Finished goods	869,995	801,093
	$1,664,693	$1,525,242

Property, plant and equipment:
Land and improvements	$72,700	$73,857
Buildings and improvements	747,003	665,058
Machinery and equipment	1,698,411	1,436,904
Construction in progress	207,721	308,192
	2,725,835	2,484,011
Less accumulated depreciation	1,062,759	1,086,795
	$1,663,076	$1,397,216

Other current liabilities:
Legal and professional accruals, including litigation accruals	$146,051	$122,083
Payroll and employee benefit plan accruals	288,954	266,650
Accrued sales allowances	281,112	202,891
Accrued interest	68,466	72,590
Fair value of financial instruments	74,312	29,051
Other	530,368	290,281
	$1,389,263	$983,546

The value of contingent consideration included in other current liabilities is $250.0 million at December 31, 2013. Contingent consideration included in other long-term obligations totaled $414.6 million and $379.2 million at December 31, 2013 and 2012, respectively. Included in prepaid expenses and other current assets is $129.5 million and $1.5 million of restricted cash at December 31, 2013 and 2012, respectively. An additional $100 million of restricted cash is classified as a component of other long-term assets at December 31, 2013. The increase in restricted cash at December 31, 2013 principally related to amounts deposited in escrow, or restricted accounts, for potential contingent consideration payments related to the Agila acquisition.

The Company’s equity method investments in clean energy partnerships, whose activities qualify for income tax credits under section 45 of the U.S. Internal Revenue Code, totaled $401.7 million and $71.7 million at December 31, 2013 and 2012, respectively, and are included in other assets in the Consolidated Balance Sheets. Liabilities related to these investments totaled $415.4 million and $78.7 million at December 31, 2013 and 2012, respectively, and are included in other long-term obligations in the Consolidated Balance Sheets.
As part of the Agila acquisition, the Company acquired a 50% interest in Sagent Agila, which was established in 2007 between Agila and Sagent Pharmaceuticals, Inc. Sagent Agila was established to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market. The initial term of the venture expires upon the tenth anniversary of its formation. The fair value of the 50% interest was valued at $125 million and is accounted for using the equity method of accounting. The equity method investment is included in other assets in the Consolidated Balance Sheets. The results of Sagent Agila since the acquisition date were not material to Mylan’s consolidated financial statements.

5.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

(In thousands)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2011:
Goodwill	$3,196,428	$706,507	$3,902,935
Accumulated impairment losses	—	(385,000)	(385,000)
	3,196,428	321,507	3,517,935
Foreign currency translation	(2,280)	—	(2,280)
	3,194,148	321,507	3,515,655
Balance at December 31, 2012:
Goodwill	3,194,148	706,507	3,900,655
Accumulated impairment losses	—	(385,000)	(385,000)
	3,194,148	321,507	3,515,655
Goodwill acquired (1)	903,998	—	903,998
Transfers (2)	(27,602)	27,602	—
Foreign currency translation	(131,529)	—	(131,529)
	3,939,015	349,109	4,288,124
Balance at December 31, 2013:
Goodwill	3,939,015	734,109	4,673,124
Accumulated impairment losses	—	(385,000)	(385,000)
	$3,939,015	$349,109	$4,288,124
____________

(1)	See Note 3.

(2)
As a result of the January 1, 2013 reorganization of certain components between the Generics and Specialty segments, the Company was required to reassign a portion of the carrying amount of goodwill to the Specialty segment.

Intangible assets consist of the following components at December 31, 2013 and 2012:

(In thousands)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
December 31, 2013
Amortized intangible assets:
Patents and technologies	20	$116,631	$93,761	$22,870
Product rights and licenses	10	3,559,505	2,018,111	1,541,394
Other (1)	8	173,974	59,395	114,579
		3,850,110	2,171,267	1,678,843
In-process research and development		839,045	—	839,045
		$4,689,155	$2,171,267	$2,517,888
December 31, 2012
Amortized intangible assets:
Patents and technologies	20	$116,631	$88,288	$28,343
Product rights and licenses	10	3,459,980	1,749,424	1,710,556
Other (1)	8	111,033	51,384	59,649
		3,687,644	1,889,096	1,798,548
In-process research and development		425,909	—	425,909
		$4,113,553	$1,889,096	$2,224,457
____________

(1)	Other intangibles consist principally of customer lists and contracts.

Product rights and licenses are primarily comprised of the products marketed at the time of acquisition. These product rights and licenses relate to numerous individual products, the net book value of which, by therapeutic category, is as follows:

(In thousands)	December 31, 2013	December 31, 2012
Allergy	$95,911	$111,386
Anti-infectives	194,220	145,109
Antineoplastic	147,414	51,251
Cardiovascular	235,777	309,062
Central Nervous System	211,205	273,102
Dermatological	79,576	93,644
Endocrine and Metabolic	72,400	80,702
Gastrointestinal	95,184	121,823
Respiratory System	147,448	218,658
Other (1)	262,259	305,819
	$1,541,394	$1,710,556
____________

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of total product rights and licenses.

Amortization expense, which is classified primarily within cost of sales in the Consolidated Statements of Operations, for the years ended December 31, 2013, 2012 and 2011 was $363.7 million, $386.4 million and $357.8 million, respectively. Amortization expense is expected to be approximately $386 million, $360 million, $276 million, $231 million and $182 million for the years ended December 31, 2014 through 2018, respectively.

Indefinite-lived intangibles, such as the Company’s IPR&D assets, are tested at least annually for impairment, but they may be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested.

The Company performs its annual impairment review of certain IPR&D assets at September 30th. This review of IPR&D assets principally relates to assets acquired as part of the Bioniche Pharma acquisition in September 2010. For the years ended December 31, 2013 and 2012, the Company recorded impairment charges related to the Bioniche Pharma IPR&D assets in the amounts of $18.0 million and $41.6 million, respectively, which were recorded as a component of amortization expense. These impairment charges resulted from the Company’s estimate of the fair value of these assets, which was based upon updated forecasts and commercial development plans, compared with the assigned fair values at the acquisition date. The fair value was determined based upon detailed valuations employing the income approach which utilized Level 3 inputs, as defined in Note 6. The fair value of IPR&D was calculated as the present value of the estimated future net cash flows using a market rate of return. The assumptions inherent in the estimated future cash flows include, among other things, the impact of changes to the development programs, the projected development and regulatory time frames and the current competitive environment. A discount rate of approximately 10% was utilized in each valuation at September 30, 2013 and 2012. Changes to any of the Company’s assumptions may result in a further reduction to the estimated fair value of the IPR&D asset.

During the years ended December 31, 2013 and 2012, approximately $6.5 million and $33.0 million, respectively, was reclassified from acquired IPR&D to product rights and licenses. Also during the year ended December 31, 2012, the Company paid approximately $70.0 million to acquire products rights and licenses, the majority of which relates to two dermatological products acquired from Valeant Pharmaceuticals.

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

The Company’s interest rate swaps designated as cash flow hedges fix the interest rate on a portion of the Company’s variable-rate debt or hedge part of the Company’s interest rate exposure associated with the variability in the future cash flows attributable to changes in interest rates. Any changes in fair value are included in earnings or deferred through AOCE, depending on the nature and effectiveness of the offset. Any ineffectiveness in a cash flow hedging relationship is recognized immediately in earnings in the Consolidated Statements of Operations. In conjunction with the senior notes offering during the second quarter of 2013 and the related repayment of the Company’s variable-rate U.S. Term Loans (the “U.S. Term Loans”) (see Note 7), the Company terminated all existing interest rate swaps that had previously fixed the interest rate on a portion of the Company’s variable-rate U.S. Term Loans. As a result, during the year ended December 31, 2013, approximately $0.8 million that had previously been classified in AOCE was recognized into other (expense) income, net, as the forecasted transaction was no longer probable of occurring. In addition, $750 million of floating-rate debt interest rate swaps that were extended through forward-starting swaps were terminated during the year ended December 31, 2013 in the transaction described above. The total notional amount of the Company’s interest rate swaps on floating-rate debt was $850 million as of December 31, 2012. There were no interest rate swaps on floating-rate debt as of December 31, 2013.

In anticipation of issuing fixed-rate debt, the Company may use treasury rate locks or forward starting interest rate swaps that are designated as cash flow hedges. During the first and third quarters of 2013, the Company entered into a series of forward starting swaps to hedge against changes in interest rates that could impact the Company’s expected financing of the acquisition of Agila. These interest rate swaps were designated as cash flow hedges of expected future interest payments. In February 2013, the Company executed interest rate swaps with a notional value of $1.07 billion. In September 2013, the terms of these swaps were extended to an effective date in November 2013 and the Company executed an additional $930 million of notional value of interest rate swaps with an effective date in November 2013. In November 2013 all of the swaps were terminated in conjunction with the completion of the financing of the Agila acquisition. A gain of $41.2 million is recorded in AOCE, which will be amortized over the term of the related financing transactions. In addition, $0.8 million of hedge ineffectiveness was recorded in other (expense) income, net.

In April 2013, the Company entered into a series of forward starting swaps to hedge against changes in interest rates that could impact future debt issuances. These swaps are designated as cash flow hedges of expected future interest payments related to these issuances. The Company executed $1.80 billion of notional value swaps with effective dates ranging from December 2014 to August 2015. These swaps have maturities of ten years.

The Company's interest rate swaps designated as fair value hedges convert the fixed rate on a portion of the Company's fixed-rate senior notes to a variable rate. These interest rate swaps designated as fair value hedges are measured at fair value and reported as assets or current liabilities in the Consolidated Balance Sheets. Any changes in the fair value of these derivative instruments, as well as the offsetting change in fair value of the portion of the fixed-rate debt being hedged, is included in interest expense. In June 2013, the Company entered into interest rate swaps with a notional value of $500 million that were designated as hedges of the Company’s 1.800% Senior Notes due 2016. The variable rate was 1.41% at December 31, 2013. In December 2013, the Company entered into interest rate swaps with a notional value of $750 million that were designated as hedges of the Company’s 3.125% Senior Notes due 2023. The variable rate was 0.57% at December 31, 2013. The total notional amount of the Company’s interest rate swaps on fixed-rate debt was $1.8 billion and $500 million as of December 31, 2013 and December 31, 2012 respectively.

In November 2011, the Company terminated certain interest rate swaps that had previously fixed the interest rate on a portion of the Company’s term loans. As a result, during the year ended December 31, 2011, charges of approximately $13.9 million that had previously been classified in AOCE were recognized into other (expense) income, net.

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

The Company maintains significant credit exposure arising from the convertible note hedge on its Cash Convertible Notes. Holders may convert their Cash Convertible Notes subject to certain conversion provisions determined by a) the market price of the Company’s common stock, b) specified distributions to common shareholders, c) a fundamental change, as defined in the purchase agreement, or d) certain time periods specified in the purchase agreement. The conversion feature can only be settled in cash and, therefore, it is bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the cash conversion feature, the Company entered into a convertible note hedge with certain counterparties. Both the cash conversion feature and the purchased convertible note hedge are measured at fair value with gains and losses recorded in the Company’s Consolidated Statements of Operations. Also, in conjunction with the issuance of the Cash Convertible Notes, the Company entered into several warrant transactions with certain counterparties. The warrants meet the definition of derivatives; however, because these instruments have been determined to be indexed to the Company’s own stock, and have been recorded in shareholders’ equity in the Company’s Consolidated Balance Sheets, the instruments are exempt from the scope of GAAP guidance regarding accounting for derivative instruments and hedging activities and are not subject to the fair value provisions set forth therein.

At December 31, 2013, the convertible note hedge had a total fair value of $1.30 billion, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.

The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.

The Company records all derivative instruments on a gross basis in the Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the tables below reflect the gross amounts of derivatives recorded in the Company’s Consolidated Financial Statements.

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$90,305	Prepaid expenses and other current assets	$36,647
Interest rate swaps	Other assets	93,100	Other assets	—
Total		$183,405		$36,647

	Liability Derivatives
	December 31, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$15,826	Other current liabilities	$9,823
Foreign currency forward contracts	Other current liabilities	53,123	Other current liabilities	15,863
Total		$68,949		$25,686

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	December 31, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$6,405	Prepaid expenses and other current assets	$5,818
Purchased cash convertible note hedge	Other assets	1,303,000	Other assets	636,300
Total		$1,309,405		$642,118

	Liability Derivatives
	December 31, 2013		December 31, 2012
(In thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$5,362	Other current liabilities	$3,365
Cash conversion feature of Cash Convertible Notes	Long-term debt	1,303,000	Long-term debt	636,300
Total		$1,308,362		$639,665

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of (Loss) or Gain Recognized in Earnings on Derivatives	Amount of (Loss) or Gain Recognized in Earnings on Derivatives
		Year Ended December 31,
(In thousands)		2013	2012	2011
Interest rate swaps	Interest expense	$(17,933)	$19,562	$42,648
Total		$(17,933)	$19,562	$42,648

	Location of Gain or (Loss) Recognized in Earnings on Hedged Items	Amount of Gain or (Loss) Recognized in Earnings on Hedging Items
		Year Ended December 31,
(In thousands)		2013	2012	2011
2016 Senior Notes (1.800% coupon)	Interest expense	$448	$—	$—
2018 Senior Notes (6.000% coupon)	Interest expense	17,073	(6,873)	(29,773)
2023 Senior Notes (3.125% coupon)	Interest expense	15,379	—	—
Total		$32,900	$(6,873)	$(29,773)

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of (Loss) or Gain Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Year Ended December 31,
(In thousands)	2013	2012	2011
Foreign currency forward contracts	$(83,784)	$(25,536)	$(55,453)
Interest rate swaps	136,616	(8,168)	15,836
Total	$52,832	$(33,704)	$(39,617)

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Year Ended December 31,
(In thousands)		2013	2012	2011
Foreign currency forward contracts	Net revenues	$(60,493)	$(44,217)	$(5,492)
Interest rate swaps	Interest expense	(1,465)	(2,386)	(15,719)
Interest rate swaps	Other (expense) income, net	(818)	—	—
Total		$(62,776)	$(46,603)	$(21,211)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Year Ended December 31,
(In thousands)		2013	2012	2011
Foreign currency forward contracts	Other (expense) income, net	$61,636	$58,024	$13,432
Total		$61,636	$58,024	$13,432

At December 31, 2013, the Company expects that approximately $54 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives in Net Investment Hedging Relationships

	Amount of Loss Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Year Ended December 31,
(In thousands)	2013	2012	2011
Foreign currency borrowings	$—	$—	$(11,596)
Total	$—	$—	$(11,596)

During the years ended December 31, 2013, 2012 and 2011, there was no gain or loss recognized into earnings on derivatives with net investment hedging relationships.

The Effect of Derivative Instruments on the Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Year Ended December 31,
(In thousands)		2013	2012	2011
Foreign currency forward contracts	Other (expense) income, net	$2,173	$(8,429)	$20,740
Cash conversion feature of Cash Convertible Notes	Other (expense) income, net	(667,000)	$(176,300)	$12,400
Purchased cash convertible note hedge	Other (expense) income, net	667,000	$176,300	$(12,400)
Total		$2,173	$(8,429)	$20,740

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

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	December 31, 2013
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total cash equivalents	—	—	—	—
Trading securities:
Equity securities — exchange traded funds	16,622	—	—	16,622
Total trading securities	16,622	—	—	16,622
Available-for-sale fixed income investments:
U.S. Treasuries	—	12,827	—	12,827
Corporate bonds	—	10,689	—	10,689
Agency mortgage-backed securities	—	701	—	701
Other	—	2,585	—	2,585
Total available-for-sale fixed income investments	—	26,802	—	26,802
Available-for-sale equity securities:
Biosciences industry	204	—	—	204
Total available-for-sale equity securities	204	—	—	204
Foreign exchange derivative assets	—	6,405	—	6,405
Interest rate swap derivative assets	—	183,405	—	183,405
Purchased cash convertible note hedge	—	1,303,000	—	1,303,000
Total assets at recurring fair value measurement	$16,826	$1,519,612	$—	$1,536,438
Financial Liabilities
Foreign exchange derivative liabilities	$—	$58,485	$—	$58,485
Interest rate swap derivative liabilities	—	15,826	—	15,826
Cash conversion feature of Cash Convertible Notes	—	1,303,000	—	1,303,000
Contingent consideration	—	—	664,648	664,648
Total liabilities at recurring fair value measurement	$—	$1,377,311	$664,648	$2,041,959

	December 31, 2012
(In thousands)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$135,209	$—	$—	$135,209
Total cash equivalents	135,209	—	—	135,209
Trading securities:
Equity securities — exchange traded funds	10,913	—	—	10,913
Total trading securities	10,913	—	—	10,913
Available-for-sale fixed income investments:
U.S. Treasuries	—	11,085	—	11,085
Corporate bonds	—	8,189	—	8,189
Agency mortgage-backed securities	—	1,050	—	1,050
Other	—	2,502	—	2,502
Total available-for-sale fixed income investments	—	22,826	—	22,826
Available-for-sale equity securities:
Biosciences industry	102	—	—	102
Total available-for-sale equity securities	102	—	—	102
Foreign exchange derivative assets	—	5,818	—	5,818
Interest rate swap derivative assets	—	36,647	—	36,647
Purchased cash convertible note hedge	—	636,300	—	636,300
Total assets at recurring fair value measurement	$146,224	$701,591	$—	$847,815
Financial Liabilities
Foreign exchange derivative liabilities	$—	$19,228	$—	$19,228
Interest rate swap derivative liabilities	—	9,823	—	9,823
Cash conversion feature of Cash Convertible Notes	—	636,300	—	636,300
Contingent consideration	—	—	379,197	379,197
Total liabilities at recurring fair value measurement	$—	$665,351	$379,197	$1,044,548

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices, and bank price quotes. For the years ended December 31, 2013 and 2012, there were no transfers between Level 1 and 2 of the fair value hierarchy. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

•	Cash equivalents — valued at observable net asset value prices.

•	Trading securities — valued at the active quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale fixed income investments — valued at the quoted market price from broker or dealer quotations or transparent pricing sources at the reporting date.

•	Available-for-sale equity securities — valued using quoted stock prices from the London Exchange at the reporting date and translated to U.S. Dollars at prevailing spot exchange rates.

•	Interest rate swap derivative assets and liabilities — valued using the LIBOR/EURIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions.

•
Foreign exchange derivative assets and liabilities — valued using quoted forward foreign exchange prices at the reporting date. Counterparties to these contracts are highly rated financial institutions.

•
Cash conversion feature of cash convertible notes and purchased convertible note hedge — valued using quoted prices for the Company’s cash convertible notes, its implied volatility and the quoted yield on the Company’s other long-term debt at the reporting date. Counterparties to the purchased convertible note hedge are highly rated financial institutions.

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the Agila acquisition and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory platform and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at December 31, 2013 and 2012, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 0.8% to 11.3% were utilized in the valuation. For the Agila acquisition, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the years ended December 31, 2013 and 2012, accretion of $32.3 million and $30.7 million, respectively, was recorded in interest expense. A fair value adjustment to increase the liability of approximately $3.1 million during the year ended December 31, 2013, was recorded as a component of selling, general and administrative expense.

Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

Available-for-Sale Securities
The amortized cost and estimated fair value of available-for-sale securities, included in prepaid expenses and other current assets, were as follows:

(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2013
Debt securities	$26,533	$286	$(17)	$26,802
Equity securities	—	204	—	204
	$26,533	$490	$(17)	$27,006
December 31, 2012
Debt securities	$21,276	$1,550	$—	$22,826
Equity securities	—	102	—	102
	$21,276	$1,652	$—	$22,928

Maturities of available-for-sale debt securities at fair value as of December 31, 2013, were as follows:

(In thousands)
Mature within one year	$605
Mature in one to five years	10,254
Mature in five years and later	15,943
$26,802

7.	Debt
Receivables Facility
In February 2012, MPI entered into a $300 million accounts receivable securitization facility, which was expanded to $400 million in July 2012, pursuant to (i) a Purchase and Contribution Agreement, between MPI and Mylan Securitization LLC (“Mylan Securitization”), and (ii) a Receivables Purchase Agreement, among Mylan Securitization, as seller, MPI, as originator and servicer, certain conduit purchasers, committed purchasers and letter of credit issuers from time to time party thereto (collectively, the “Purchasers”), certain purchaser agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent (the “Agent”). The Company agreed to enter into a performance guarantee with respect to the obligations of MPI under these agreements.

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

As of December 31, 2013, the Consolidated Balance Sheets include $723.1 million of accounts receivable balances sold to Mylan Securitization, as well as $374 million of short-term borrowings. The interest rate on borrowings under this facility was approximately 0.93% at December 31, 2013.

Mylan Securitization holds trade accounts receivable whose cash flows are the primary source of repayment for its liabilities. Investors only have recourse to the assets held by Mylan Securitization. The Company is involved in these arrangements to the extent that it originates the accounts receivable and provides servicing activities.

Long-Term Debt
A summary of long-term debt is as follows:

(In thousands)	Coupon	December 31, 2013	December 31, 2012
U.S. Term Loans		$—	$1,156,250
Revolving Facility		60,000	—
2015 Cash Convertible Notes	3.750%	1,828,301	1,136,768
2016 Senior Notes (a)	1.800%	499,241	—
2016 Senior Notes (b)	1.350%	499,713	—
2017 Senior Notes (c)	7.625%	—	550,000
2018 Senior Notes (d)	2.600%	648,774	—
2018 Senior Notes (c)	6.000%	811,313	826,974
2019 Senior Notes (a)	2.550%	498,789	—
2020 Senior Notes (c)	7.875%	1,012,003	1,013,372
2023 Senior Notes (a)	3.125%	733,207	748,452
2023 Senior Notes (e)	4.200%	498,074	—
2043 Senior Notes (e)	5.400%	496,914	—
Other		132	132
		7,586,461	5,431,948
Less current portion		2	94,752
Total long-term debt		$7,586,459	$5,337,196
____________

(a)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.20% plus, in each case, accrued and unpaid interest.

(b)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.125% plus, in each case, accrued and unpaid interest.

(c)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.50% plus, in each case, accrued and unpaid interest.

(d)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.30% plus, in each case, accrued and unpaid interest.

(e)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest.

Senior Credit Facilities
In June 2013, the Company entered into a Senior Credit Agreement with a syndication of banks, which contains a $1.50 billion revolving facility (the “Revolving Facility”), under which the Company may obtain extensions of credit, subject to the satisfaction of specified conditions, in U.S. Dollars or alternative currencies, including Euro, Sterling, Yen, and such other currencies that are acceptable to each lender under the Revolving Facility and the Administrative Agent. The Revolving Facility includes a $150 million subfacility for the issuance of letters of credit and a $125 million subfacility for swingline borrowings. At December 31, 2013, the Company had $60 million outstanding under the Revolving Facility. The interest rate on the Revolving Facility at December 31, 2013 was 1.43%. Amounts drawn on the Revolving Facility become due and payable on June 27, 2018.

The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business and insurance and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of indebtedness and liens, mergers and certain other fundamental changes, investments and loans, transactions with affiliates, payments of dividends and other restricted payments and changes in our lines of business. The Senior Credit Agreement contains a maximum consolidated leverage ratio financial covenant. We have been compliant with the financial covenant during 2013, and we expect to remain in compliance for the next twelve months.

In November 2011, the Company entered into a Senior Credit Agreement with a syndication of banks, which provided $1.25 billion in U.S. Term Loans and contained a $1.25 billion revolving facility.

In June 2013, in connection with its entry into the June 2013 Senior Credit Agreement, the Company terminated the credit agreement entered into in November 2011 (the “Prior Credit Agreement”). An amortization payment due in the first quarter of 2013 on the U.S. Term Loans was paid in March 2013, in the amount of $23.4 million. The remaining balance on the U.S. Term Loans of $1.13 billion was paid in June 2013, utilizing the proceeds from the June 2013 senior note offerings as described below. In addition, during the second quarter of 2013, the Company incurred a pre-tax charge of approximately $8.7 million related to the Senior Credit Agreement refinancing transaction related to the write-off of deferred financing fees, which was included in other (expense) income, net, in the Condensed Consolidated Statements of Operations.

Details of the interest rates in effect at December 31, 2012 on the outstanding borrowings under the term loans are in the table below:

	December 31, 2012
(In thousands)	Outstanding	Basis	Rate
U.S. Term Loans:
Swapped to Fixed Rate - January 2014 (1)	$500,000	Fixed	2.35%
Swapped to Fixed Rate - March 2014 (1)	$350,000	Fixed	2.20%
Floating Rate	$306,250	LIBOR + 1.75%	1.96%
Total U.S. Term Loans	$1,156,250
____________

(1)
Effective January 2012, $500 million of the U.S. Term Loans had been swapped to a fixed rate of 0.60% plus the specified spread under the Senior Credit Agreement through January 2014. Effective March 2012, an additional $350 million of the U.S. Term Loans had been swapped to a fixed rate of 0.45% plus the specified spread under the Senior Credit Agreement through March 2014. As of December 31, 2012, the specified spread under the Senior Credit Agreement was 175 basis points. These swaps were designated as cash flow hedges of the variability in interest expense related to our variable rate debt.

Senior Notes
Senior Notes issued November 2013

In November 2013, the Company issued $500 million aggregate principal amount of 1.350% Senior Notes due November 2016, $500 million aggregate principal amount of 2.550% Senior Notes due March 2019, $500 million aggregate principal amount of 4.200% Senior Notes due November 2023 and $500 million aggregate principal amount of 5.400% Senior Notes due November 2043 (collectively the “November 2013 Senior Notes”) in a registered offering pursuant to an effective Registration Statement on Form S-3 filed with the Securities and Exchange Commission (“SEC”). The November 2013 Senior Notes were issued pursuant to an indenture dated as of November 29, 2013 (the “Base Indenture”) and the first supplemental indenture dated as of November 29, 2013, both of which were entered into by and between the Company and The Bank of New York Mellon as trustee. Interest payments on the November 2013 Senior Notes are due semi-annually in arrears on May 29th and November 29th of each year beginning May 29, 2014 except in the case of the 2.550% Senior Notes due 2019 where interest payments are due semi-annually in arrears on March 28th and September 28th of each year beginning March 28, 2014.

The Company may redeem the 4.200% Senior Notes due in 2023 and the 5.400% Senior Notes due 2043 at any time on or after three months prior to their maturity in the case of the 4.200% Senior Notes due in 2023 and six months prior to their maturity in the case of the 5.400% Senior Notes due in 2043, at a redemption price equal to 100% of the principal amount of the 4.200% November 2023 Senior Notes or 5.400% November 2043 Senior Notes, as the case may be, to be redeemed, plus in each case accrued and unpaid interest up to, but excluding the redemption date.

The net proceeds from the offering were used to fund the acquisition of Agila and for general corporate purposes, including, but not limited to, the repayment of short-term borrowings and funding of the October 2013 share repurchase program. The outstanding balance under the November 2013 Senior Notes at December 31, 2013 was $1.99 billion, which includes a discount of $6.5 million.

Senior Notes issued June 2013

In June 2013, the Company issued $500 million aggregate principal amount of 1.800% Senior Notes due 2016 and $650 million aggregate principal amount of 2.600% Senior Notes due June 2018 (collectively the “June 2013 Senior Notes”). These notes are the Company’s senior unsecured obligations and were issued to qualified institutional buyers in accordance with Rule 144A and to persons outside of the U.S. pursuant to Regulation S under the Securities Act in a private offering exempt from the registration requirements of the Securities Act. The June 2013 Senior Notes were issued pursuant to an indenture dated as of June 25, 2013 entered into by and between the Company and The Bank of New York Mellon as trustee. Interest payments on the June 2013 Senior Notes are due semi-annually in arrears on June 24th and December 24th of each year beginning December 24, 2013.

In June 2013 and in connection with the offering of the June 2013 Senior Notes, the Company entered into a registration rights agreement with the initial purchasers of the Notes. Pursuant to the registration rights agreement, the Company was obligated to use commercially reasonable efforts (1) to file a registration statement with respect to an offer to exchange the June 2013 Senior Notes (the “exchange offer”) for new notes with the same aggregate principal amount and terms substantially identical in all material respects and (2) to cause the exchange offer registration statement to be declared effective by the SEC under the Securities Act. The Company filed a registration statement with the SEC, which was declared effective on January 31, 2014. The exchange offer will expire on March 3, 2014, unless extended or terminated by the Company. Net proceeds from the June 2013 Senior Notes were used to repay all of its outstanding $1.13 billion in U.S. Term Loans under the Prior Credit Agreement and for general corporate purposes.

The Company has entered into interest rate swaps that convert $500 million of 1.800% Senior Notes due 2016 principal debt to a variable rate, which was 1.41% at December 31, 2013. At December 31, 2013, the $499.2 million of 1.800% Senior Notes due 2016 debt is net of a $0.3 million discount and a fair value adjustment of $0.4 million associated with interest rate swaps.

July 2017 Senior Notes Redemption

On July 18, 2013, the Company redeemed all of its outstanding 7.625% Senior Notes due 2017 pursuant to their terms for a total of $608.8 million, including a $58.8 million redemption premium. The Company recorded a pre-tax charge of approximately $63.9 million during the current quarter related to the redemption of the 7.625% Senior Notes due 2017, comprised of the redemption premium and the write-off of deferred financing fees, which was included in other (expense) income, net, in the Condensed Consolidated Statements of Operations. The redemption of the7.625% Senior Notes due 2017 was funded through borrowings under the Revolving Facility.

Cash Convertible Notes
In 2008, Mylan issued $575 million aggregate principal amount of Cash Convertible Notes due 2015. The Cash Convertible Notes bear stated interest at a rate of 3.75% per year and an effective interest rate of 9.5%. The effective interest rate is based on the rate for a similar instrument that does not have a conversion feature. The Cash Convertible Notes are not convertible into our common stock or any other securities under any circumstance.

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

Below is the summary of the components of the Cash Convertible Notes:

(In thousands)	December 31, 2013	December 31, 2012	Balance Sheet Classification
Outstanding principal	$573,963	$575,000	Long-term debt
Equity component carrying amount	1,303,300	636,300	Long-term debt
Unamortized discount	(48,962)	(74,532)	Long-term debt
Net debt carrying amount	$1,828,301	$1,136,768
Purchased call options	$1,303,300	$636,300	Other assets

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

As of December 31, 2013, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the December 31, 2013 period, was more than 130% of the applicable conversion reference price of $13.32, the $574.0 million of Cash Convertible Notes was currently convertible. Although the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date, it is possible that some debentures could be converted prior to their maturity date if, for example, a holder perceives the market for the debentures to be weaker than the market for the common stock. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its Revolving Facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of (1) the conversion reference rate (currently 75.0751) and (2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

Fair Value
At December 31, 2013, the fair value of the Senior Notes was approximately $5.85 billion, and at December 31, 2012, the fair value of the Senior Notes and Senior Convertible Notes was approximately $3.43 billion. At December 31, 2013 and December 31, 2012, the fair value of the Cash Convertible Notes was approximately $1.88 billion and $1.22 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy. Based on quoted market rates of interest and maturity schedules for similar debt issues, the fair values of the U.S. Term Loans and Revolving Facility, determined based on Level 2 inputs, approximate their carrying values at December 31, 2013 and December 31, 2012.

Mandatory minimum repayments remaining on the outstanding long-term debt at December 31, 2013, excluding the discounts, premium and conversion features, are as follows for each of the periods ending December 31:

(In thousands)	Total
2014	$2
2015	574,093
2016	1,000,000
2017	—
2018	1,510,000
Thereafter	3,250,000
Total	$6,334,095

8.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Consolidated Balance Sheets, is comprised of the following:

(In thousands)	December 31, 2013	December 31, 2012
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$300	$1,033
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(8,699)	(13,890)
Net unrecognized gains (losses) on derivatives, net of tax	84,788	(30,820)
Foreign currency translation adjustment	(316,520)	(42,821)
	$(240,131)	$(86,498)

Components of other comprehensive earnings (loss), before tax, consist of the following:

(In thousands)	Year Ended December 31, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2012, net of tax			$(30,820)	$1,033	$(13,890)	$(42,821)	$(86,498)
Other comprehensive earnings (loss) before reclassifications, before tax			117,655	(1,244)	9,697	(273,699)	(147,591)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain (loss) on foreign exchange forward contracts classified as cash flow hedges, included in net revenues	(60,493)		(60,493)				(60,493)
Gain (loss) on interest rate swaps classified as cash flow hedges, included in interest expense		(1,465)	(1,465)				(1,465)
Gain (loss) on interest rate swaps classified as cash flow hedges, included in other (expense) income, net		(818)	(818)				(818)
Realized gain (loss) on sale of marketable securities, included in other (expense) income, net				(116)			(116)
Amortization of prior service costs included in selling, general and administrative expenses					338		338
Amortization of actuarial gain (loss) included in selling, general and administrative expenses					1,161		1,161
Amounts reclassified from accumulated other comprehensive loss, before tax			(62,776)	(116)	1,499	—	(61,393)
Net other comprehensive earnings (loss), before tax			180,431	(1,128)	8,198	(273,699)	(86,198)
Income tax related to items of other comprehensive earnings (loss)			(64,823)	395	(3,007)	—	(67,435)
Balance at December 31, 2013, net of tax			$84,788	$300	$(8,699)	$(316,520)	$(240,131)

	Year Ended December 31,
(In thousands)	2012	2011
Defined benefit plans:
Unrecognized gain (loss) and prior service cost arising during the period	$(13,293)	$(2,998)
Less: Actuarial loss included in net earnings	(2,009)	(877)
Less: Amortization of actuarial gain included in net earnings	(354)	(106)
Net change in unrecognized losses and prior service cost related to defined benefit plans	$(10,930)	$(2,015)

Derivatives in cash flow hedging relationships:
Amount of loss recognized in AOCE on derivatives (effective portion)	$(28,116)	$(70,273)
Less: Reclassification of loss from AOCE into earnings (effective portion)	(46,603)	(21,211)
Net unrecognized loss on derivatives	$18,487	$(49,062)

Net unrealized gain on marketable securities:
Unrealized gain on marketable securities	$(1)	$228
Less: Reclassification for gain included in net earnings	71	178
Net unrealized gain on marketable securities	$(72)	$50

9.	Income Taxes

Income tax provision consisted of the following components:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Federal:
Current	$89,449	$167,172	$96,725
Deferred	(41,090)	(30,111)	28,138
	48,359	137,061	124,863
State and Puerto Rico:
Current	18,025	27,805	8,111
Deferred	(1,935)	(8,151)	1,819
	16,090	19,654	9,930
Foreign:
Current	100,467	75,431	68,605
Deferred	(44,108)	(71,001)	(87,565)
	56,359	4,430	(18,960)
Income tax provision	$120,808	$161,145	$115,833
Earnings before income taxes and noncontrolling interest:
Domestic	$513,805	$690,545	$537,009
Foreign	233,535	113,534	117,627
Total earnings before income taxes and noncontrolling interest	$747,340	$804,079	$654,636

For all periods presented, the allocation of earnings before income taxes and noncontrolling interest between domestic and foreign operations includes intercompany interest allocations between certain domestic and foreign subsidiaries. These amounts are eliminated on a consolidated basis.

In 2011, the benefit from the reduction of the deferred tax liability related to intangible assets was greater than the amount of foreign current taxes payable that related to the foreign pre-tax income for the year.

Temporary differences and carryforwards that result in deferred tax assets and liabilities were as follows:

(In thousands)	December 31, 2013	December 31, 2012
Deferred tax assets:
Employee benefits	$145,070	$119,434
Legal matters	31,409	30,683
Accounts receivable allowances	136,760	120,718
Inventories	21,169	31,791
Financial instruments	—	16,108
Other reserves	17,684	15,882
Tax credits	8,220	14,676
Net operating losses carryforwards	303,918	293,251
Intangible assets	44,819	62,584
Capital loss carryforward	16,003	18,645
Convertible debt	51,513	40,549
Other	32,005	66,093
	808,570	830,414
Less: Valuation allowance	(266,668)	(249,382)
Total deferred tax assets	541,902	581,032
Deferred tax liabilities:
Plant and equipment	126,513	103,222
Intangibles	442,700	371,880
Clean energy investments	25,939	15,754
Financial instruments	64,424	—
Other	24,953	48,715
Total deferred tax liabilities	684,529	539,571
Deferred tax (liabilities) assets, net	$(142,627)	$41,461

For those foreign subsidiaries whose investments are permanent in duration, U.S. income and foreign withholding taxes have not been provided on the amount by which the investment in those subsidiaries as recorded for financial reporting exceeds the tax basis. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The amount of such temporary differences totaled approximately $310 million at December 31, 2013. Determination of the amount of any unrecognized deferred income tax liability on this temporary difference is not practicable. No deferred taxes have been recorded on the instances whereby the Company’s investment in foreign subsidiaries is currently greater for U.S. tax purposes than for GAAP purposes, as management has no current plans that would cause that temporary difference to reverse in the foreseeable future.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
State income taxes and credits	1.0%	1.1%	1.1%
Foreign rate differential	(13.0)%	(7.5)%	(13.1)%
Other foreign items	1.2%	(2.0)%	2.6%
Uncertain tax positions	(0.6)%	(3.4)%	(4.5)%
Foreign tax credits, net	(2.6)%	(3.2)%	(5.7)%
Valuation allowance	4.7%	2.9%	(0.2)%
Clean energy and research credits (1)	(5.7)%	(2.5)%	(0.4)%
Other	(3.8)%	(0.4)%	2.9%
Effective tax rate	16.2%	20.0%	17.7%
___________

(1)	Includes the U.S. Internal Revenue Code (“IRC”) Section 45 income tax credits earned from the Company’s investments in clean energy partnerships.

Valuation Allowance
A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2013, a valuation allowance has been applied to certain foreign and state deferred tax assets in the amount of $266.7 million. The valuation allowance increased by $17.3 million during 2013.

Net Operating Losses

As of December 31, 2013, the Company has net operating loss carryforwards for international and U.S. state income tax purposes of approximately $2.6 billion, some of which will expire in fiscal years 2014 through 2030, while others can be carried forward indefinitely. Of these loss carryforwards, $1.9 billion are state losses. Most of the state net operating losses are attributable to Pennsylvania, where a taxpayer’s use is limited to the greater of 20% of taxable income or $3.0 million each taxable year. In addition, the Company has foreign net operating loss carryforwards of approximately $700 million, of which $400 million can be carried forward indefinitely, with the remainder expiring in years 2014 through 2033. Most of the net operating losses (foreign and state) have a full valuation allowance.

The Company has a $47.0 million foreign capital loss carryforward expiring in 2017. A full valuation allowance is recorded against this loss.

Tax Examinations

Mylan is subject to ongoing IRS examinations and is a voluntary participant in the IRS Compliance Assurance Process. The years 2010 through 2013 are the open years under examination. The years 2008 and 2009 have one issue open in the IRS Appeals process. Tax and interest continue to be accrued related to certain tax positions.

The Company’s major state taxing jurisdictions remain open from fiscal year 2007 through 2013, with several state audits currently in progress. The Company’s major international taxing jurisdictions remain open from 2006 through 2013, some of which are indemnified by Merck KGaA and Strides Arcolab for tax assessments.

Accounting for Uncertainty in Income Taxes

The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

As of December 31, 2013 and 2012, the Company’s Consolidated Balance Sheets reflect liabilities for unrecognized tax benefits of $172.7 million and $132.3 million, of which $120.4 million and $126.9 million, respectively, would affect the

Company’s effective tax rate if recognized. Accrued interest and penalties included in the Consolidated Balance Sheets were $64.4 million and $14.8 million as of December 31, 2013 and December 31, 2012. For the years ended December 31, 2013, 2012 and 2011, Mylan recognized $0.5 million, $(9.1) million and $(0.7) million, respectively, for interest expense (income)related to uncertain tax positions. Interest expense and penalties related to income taxes are included in the tax provision.

A reconciliation of the unrecognized tax benefits is as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Unrecognized tax benefit — beginning of year	$132,336	$162,885	$203,350
Additions for current year tax positions	4,090	5,684	964
Additions for prior year tax positions	5,280	—	5,048
Reductions for prior year tax positions	—	(5,849)	(7,878)
Settlements	(368)	(764)	(7,434)
Reductions due to expirations of statute of limitations	(11,770)	(29,620)	(22,293)
Foreign currency translation	—	—	(8,872)
Addition due to acquisition	43,155	—	—
Unrecognized tax benefit — end of year	$172,723	$132,336	$162,885

The Company believes that it is reasonably possible that the amount of unrecognized tax benefits will decrease in the next twelve months by approximately $15 million, involving federal and state tax audits and settlements, and expirations of certain state and foreign statutes of limitations. The Company does not anticipate significant increases to the reserve within the next 12 months.

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

In fiscal year 1985, the Board authorized 5,000,000 shares of $0.50 par value preferred stock. Prior to November 19, 2007, no preferred stock had been issued. On November 19, 2007, the Company completed public offerings of 2,139,000 shares of 6.50% mandatorily convertible preferred stock (“preferred stock”) at $1,000 per share, as well as an offering of 55,440,000 shares of common stock at $14.00 per share, pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission. On November 15, 2010, the conversion of the 6.50% mandatorily convertible preferred stock were converted into 125,234,172 shares of Mylan’s common stock was completed at the minimum conversion rate.

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

Upon approval of the 2003 Plan, no further grants of stock options have been made under any other plan.

The following table summarizes stock option activity:

	Number of Shares Under Option	Weighted Average Exercise Price per Share
Outstanding at December 31, 2010	23,840,049	$15.99
Options granted	4,943,178	22.40
Options exercised	(4,514,170)	15.09
Options forfeited	(669,801)	19.05
Outstanding at December 31, 2011	23,599,256	$17.42
Options granted	3,130,843	23.37
Options exercised	(9,360,396)	15.40
Options forfeited	(753,086)	20.24
Outstanding at December 31, 2012	16,616,617	$19.54
Options granted	2,182,035	32.92
Options exercised	(4,367,871)	17.80
Options forfeited	(866,900)	23.12
Outstanding at December 31, 2013	13,563,881	$22.05
Vested and expected to vest at December 31, 2013	12,769,967	$21.80
Options exercisable at December 31, 2013	8,005,682	$18.82

As of December 31, 2013, options outstanding, options vested and expected to vest, and options exercisable had average remaining contractual terms of 6.52 years, 6.41 years and 5.22 years, respectively. Also at December 31, 2013, options outstanding, options vested and expected to vest and options exercisable had aggregate intrinsic values of $289.6 million, $275.8 million and $196.8 million, respectively.

A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including performance based restricted stock, as of December 31, 2013 and the changes during the year ended December 31, 2013 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2012	2,498,316	$22.47
Granted	1,862,236	30.98
Released	(819,797)	21.81
Forfeited	(218,919)	26.78
Nonvested at December 31, 2013	3,321,836	$27.13

Of the 1,862,236 awards granted during the year ended December 31, 2013, 1,150,871 vest ratably over three years, 628,951 vest in three years, subject to performance obligations, 47,420 vest after the first year, and 34,994 vest two-thirds after two years, with the remaining one-third vesting after the third year.

As of December 31, 2013, the Company had $63.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 1.62 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the years ended December 31, 2013 and 2012 was $96.5 million and $111.7 million.

With respect to options granted under the Company’s stock-based compensation plans, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model. Black-Scholes utilizes assumptions related to volatility, the risk-free interest rate, the dividend yield and employee exercise behavior. Expected volatilities utilized in the model are based mainly on the implied volatility of the Company’s stock price and other factors. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant. The model incorporates exercise and post-

vesting forfeiture assumptions based on an analysis of historical data. The expected lives of the grants are derived from historical and other factors.

The assumptions used are as follows:

	Year Ended December 31,
	2013	2012	2011
Volatility	23.9%	29.7%	33.0%
Risk-free interest rate	1.1%	1.0%	2.4%
Expected term of options (years)	6.1	5.9	6.0
Forfeiture rate	5.5%	5.5%	5.5%
Weighted average grant date fair value per option	$8.49	$7.00	$8.13

12.	Employee Benefits
Defined Benefit Plans
The Company sponsors various defined benefit pension plans in several countries. Benefit formulas are based on varying criteria on a plan by plan basis. Mylan’s policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 and Federal income tax laws. The Company funds non-domestic pension liabilities in accordance with laws and regulations applicable to those plans, which typically results in these plans being unfunded. The Company has a plan covering certain employees in the United States and Puerto Rico to provide for limited reimbursement of post-retirement supplemental medical coverage. In addition, in December 2001, the Supplemental Health Insurance Program for Certain Officers of the Company was adopted to provide full post-retirement medical coverage to certain officers and their spouses and dependents. These plans generally provide benefits to employees who meet minimum age and service requirements. The net amounts accrued related to these benefits were $60.4 million and $61.2 million at December 31, 2013 and 2012.
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

Total employer contributions to defined contribution plans were approximately $79.0 million, $68.4 million and $55.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other Benefit Arrangements

The Company provides supplemental life insurance benefits to certain management employees. Such benefits require annual funding and may require accelerated funding in the event that the Company would experience a change in control.

The Company participated in a multi-employer pension plan under previous collective bargaining agreements. The PACE Industry Union-Management Pension Fund, (the “Plan”), provides defined benefits to certain retirees and certain production and maintenance employees at the Company’s manufacturing facility in Morgantown, West Virginia who were covered by the previous collective bargaining agreements. Pursuant to a new collective bargaining agreement entered into on April 16, 2012, the Company withdrew from the Plan effective May 10, 2012. In the fourth quarter of 2013, the Plan trustee notified the Company that its withdrawal liability was approximately $27 million, which has been accrued by the Company as of December 31, 2013. The Company is in the process of reviewing and validating the Plan’s assumptions utilized in determining the withdrawal liability. The Employee Identification Number for this Plan is 11-6166763.

For the years ended, December 31, 2012 and 2011 the Company made contributions to the Plan, totaling $1.8 million and $4.2 million, respectively. For the Plan Year 2011, the Company’s contributions were in excess of 5% of the total contributions for the Plan. The Pension Protection Act (“PPA”) zone status for the Plan as of December 31, 2013, 2012, and 2011 is critical. Zone status is based on information provided by the Plan to the Company. Generally, a plan is deemed to be in critical status if the funded percentage is less than 65%, which is determined by dividing the Plan’s total assets by its liabilities on the valuation date.

As a result of the critical status of the Plan, in July 2010 the trustees of the Plan adopted a rehabilitation plan, to delay the potential insolvency of the Plan. Under the rehabilitation plan, the Company’s employer contributions for 2011 and 2012 were increased by a 10% surcharge.

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

The Company’s chief operating decision maker evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct R&D expenses and direct selling, general and administrative expenses. Certain general and administrative and R&D expenses not allocated to the segments, litigation settlements, net, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. Items below the earnings from operations line on the Company’s Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.

The accounting policies of the segments are the same as those described in Note 2 to Consolidated Financial Statements. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In thousands)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Year Ended December 31, 2013
Total revenues
Third party	$5,900,624	$1,008,519	$—	$6,909,143
Intersegment	5,673	19,334	(25,007)	—
Total	$5,906,297	$1,027,853	$(25,007)	$6,909,143

Segment profitability	$1,656,323	$461,552	$(982,346)	$1,135,530

Year Ended December 31, 2012
Total revenues
Third party	$5,946,203	$849,907	$—	$6,796,110
Intersegment	3,088	36,991	(40,079)	—
Total	$5,949,291	$886,898	$(40,079)	$6,796,110

Segment profitability	$1,706,783	$319,243	$(916,677)	$1,109,349

Year Ended December 31, 2011
Total revenues
Third party	$5,544,975	$584,850	$—	$6,129,825
Intersegment	2,480	70,005	(72,485)	—
Total	$5,547,455	$654,855	$(72,485)	$6,129,825

Segment profitability	$1,607,910	$240,440	$(842,901)	$1,005,449
____________

(1)
Includes certain corporate general and administrative and R&D expenses; litigation settlements, net; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

The Company’s net revenues are generated via the sale of products in the following therapeutic categories:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Allergy	$850,222	$741,487	$476,990
Anti-infectives	1,080,334	1,034,332	1,005,278
Cardiovascular	1,162,280	1,156,348	1,037,644
Central Nervous System	1,393,339	1,473,928	1,214,046
Dermatological	247,881	157,296	143,769
Endocrine and Metabolic	568,337	645,936	535,383
Gastrointestinal	365,849	418,934	492,683
Respiratory System	259,653	229,249	250,692
Other (1)	928,711	892,736	949,792
	$6,856,606	$6,750,246	$6,106,277
____________

(1)	Other consists of numerous therapeutic classes, none of which individually exceeds 5% of consolidated net revenues.

Geographic Information
The Company’s principal geographic markets are North America, Europe, and Rest of World. Net revenues are classified based on the geographic location of the customers and are as follows:

	Year Ended December 31,
(In thousands)	2013	2012	2011
North America
United States	$3,937,031	$3,909,518	$3,242,985
Other	160,710	202,809	206,899
Europe (1)	1,974,764	1,694,236	1,781,184
Rest of World	784,101	943,683	875,209
	$6,856,606	$6,750,246	$6,106,277
 ____________

(1)	Net revenues in France consisted of approximately 10%, 9% and 11% of consolidated net revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

14.	Commitments

Operating Leases
The Company leases certain property under various operating lease arrangements. These leases generally provide the Company with the option to renew the lease at the end of the lease term. For the years ended December 31, 2013, 2012 and 2011, the Company had lease expense of $40.5 million, $39.3 million and $36.3 million, respectively.

Future minimum lease payments under operating lease commitments are as follows:

(In thousands)
December 31,
2014	$38,292
2015	30,535
2016	18,320
2017	9,858
2018	6,767
Thereafter	17,662
$121,434

Other Commitments

The Company is contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions that the Company has entered into with third parties. The most significant of these such obligations relates to the potential future consideration related to the 2011 respiratory delivery platform acquisition and the 2013 Agila acquisition. These payments are contingent upon the occurrence of certain future events and, given the nature of these events, it is unclear when, if ever, the Company may be required to pay such amounts. Further, the timing of any future payment is not reasonably estimable. The amount of contingent consideration accrued was $665 million at December 31, 2013.

The Company has entered into an exclusive collaboration on the development, manufacturing, supply and commercialization of multiple, high value generic biologic compounds and three insulin analog products for the global marketplace. Mylan plans to provide funding related to the collaboration over the next several years that could total approximately $50 million or more per year.

In the fourth quarter of 2013, the Company entered into a licensing agreement with Pfizer for the exclusive worldwide rights to develop, manufacture and commercialize a novel long-acting muscarinic antagonist compound. As part of the agreement, the Company made an upfront development payment, which is included as a component of R&D expense in 2013, and could make additional payments upon the achievement of certain milestones as the Company’s development continues over the next several years. Depending on the commercialization of this novel compound and the level of future sales and profits, the Company could also be obligated to make payments upon the occurrence of certain sales milestones, along with sales royalties and profit sharing payments.

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
Legal Proceedings
The Company is involved in various disputes, governmental and/or regulatory inquiries and proceedings, and litigation matters that arise from time to time, some of which are described below. The Company is also party to certain matters for which

Merck KGaA or Strides Arcolab has agreed to indemnify the Company, pursuant to the respective sale and purchase agreements.

While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. It is possible that an unfavorable resolution of any of the matters described below, or the inability or denial of Merck KGaA, Strides Arcolab or another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s financial position, results of operations and/or cash flows, and could cause the market value of our stock to decline. Unless otherwise disclosed below, the Company is unable to predict the outcome of the respective litigation or to provide an estimate of the range of reasonably possible losses. Legal costs are recorded as incurred and are classified in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case is now proceeding before the District Court. On January 14, 2013, following limited court-ordered jurisdictional discovery, the plaintiffs filed a fourth amended complaint containing additional factual averments with respect to the diversity of citizenship of the parties, along with a motion to voluntarily dismiss 755 (of 1,387), self-funded customers whose presence would destroy the District Court’s diversity jurisdiction. The plaintiffs also moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. Mylan's brief in response to the new factual averments in the complaint was filed on February 13, 2013. In addition to disputing the sufficiency of many of the plaintiffs’ jurisdictional averments, Mylan argues that the case should be dismissed in its entirety, or that alternatively all of the self-funded customer claims should be dismissed. Mylan also argues for additional discovery and a new trial on damages. Briefing on these issues is complete, and a decision is pending.

In connection with the Company’s appeal of the judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million in February 2008. On May 30, 2012, the District Court ordered the amount of the surety bond reduced to $66.6 million.

Pricing and Medicaid Litigation
Beginning in September 2003, Mylan, MPI and/or Mylan Institutional Inc. (formerly known as UDL Laboratories, Inc. and hereafter “MII”), a wholly owned subsidiary of the Company, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting “Average Wholesale Prices”

and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or MII have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York and approximately 40 counties across New York State. Several of these cases were transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases have been litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Mylan and its subsidiaries have denied liability and have defended each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, MII and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and MII were added as parties in February 2001. The claims against Mylan, MPI, MII and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and MII in the various pending pricing litigations. In addition, Mylan has reached settlements of the Alabama, Alaska, California (including the “federal share”), Florida, Hawaii, Idaho, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, New York state and county, Oklahoma. South Carolina and Utah state actions. The Company has also reached agreements in principle to settle the Illinois, Wisconsin and Missouri actions, which are contingent upon the execution of definitive settlement documents. With regard to the remaining state actions, the Company had accrued approximately $50.0 million at December 31, 2012 and $56.0 million at December 31, 2013. There were no settlement payments made during the year ended December 31, 2013. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

Dey L.P. (now known as Mylan Specialty L.P. and hereafter “Mylan Specialty”), a wholly owned subsidiary of the Company, was named as a defendant in several class actions brought by consumers and third-party payors. Mylan Specialty reached a settlement of these class actions, which was approved by the court and all claims have been dismissed. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Mylan Specialty in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Mylan Specialty was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Mylan Specialty completed a settlement of this action in December 2010. These cases all have generally alleged that Mylan Specialty falsely reported certain price information concerning certain drugs marketed by Mylan Specialty, that Mylan Specialty caused false claims to be made to Medicaid and to Medicare, and that Mylan Specialty caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At December 31, 2013, the Company has accrued approximately $64.1 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs, seeking approval to market a generic Modafinil product. These actions allege violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to Modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Fact discovery closed on February 11, 2011. Briefing on dispositive motions is ongoing.

In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the Modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan, requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan, requesting documents in connection with its lawsuit against Cephalon. Mylan has responded to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to Mylan's settlement with Cephalon.

Minocycline
On May 1, 2012, the FTC issued a civil investigative demand to Mylan pertaining to an investigation being conducted to determine whether Medicis Pharmaceutical Corporation, Mylan, and/or other generic companies engaged in unfair methods of competition with regard to Medicis’ branded Solodyn products and generic Solodyn products, as well as the 2010 settlement of Medicis’ patent infringement claims against Mylan and Matrix Laboratories Limited (now known as Mylan Laboratories Limited). Mylan is cooperating with the FTC and has responded to the requests for information.

Beginning in July 2013, Mylan and Mylan Laboratories Limited, along with eight other parties, have been named as defendants in civil lawsuits filed by a variety of plaintiffs in the U.S. District Court for the Eastern District of Pennsylvania, the District of Arizona, and the District of Massachusetts. The plaintiffs purport to represent direct and indirect purchasers of branded or generic Solodyn®, and assert violations of federal and state laws, including allegations in connection with separate settlements by Medicis with each of the other defendants of patent litigation relating to generic Solodyn.

Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits filed in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos and Actoplus Met.

EpiPen® Auto-Injector Advertising Inquiries
During 2012, the Massachusetts AG and the Oregon Department of Justice issued civil investigation demands to Mylan Specialty, regarding the marketing and sale of EpiPen® and EpiPen Jr® Auto-Injector in both states, seeking information about an EpiPen® Auto-Injector television commercial. Mylan cooperated with these requests and resolved both inquires in November 2013.

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

On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the EU Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. A Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy on July 25, 2012. Generics [U.K.] Limited filed a response to the Statement of Objections and vigorously defended itself against allegations contained therein. On June 19, 2013, the European Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated EU competition rules and required Generics [U.K.] Limited to pay approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the European Commission’s decision. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million issued against Merck KGaA and Generics [U.K.] Limited jointly and severally. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same. During the year ended December 31, 2013, the Company accrued approximately $10.3 million related to this matter. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

U.K. Office of Fair Trading
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to GlaxoSmithKline, Generics [U.K.] Limited, Alpharma and Ivax LLC. Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein.

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

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene, and Alendronate. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $21.6 million at December 31, 2012 and $13.8 million at December 31, 2013.The reduction in the accrual during the current year was principally due to payments. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may be provided for. However, the range of reasonably possible loss above the amount provided for cannot be estimated.

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

Other Litigation
The Company is involved in various other legal proceedings that are considered normal to its business, including but not limited to certain proceedings assumed as a result of the acquisition of the former Merck Generics business and Agila. While it is not possible to predict the ultimate outcome of such other proceedings, the ultimate outcome of any such proceeding is not currently expected to be material to the Company’s financial position, results of operations or cash flows.

Mylan Inc.
Supplementary Financial Information
Quarterly Financial Data
(Unaudited, in thousands, except per share data)

Year Ended December 31, 2013

	Three-Month Period Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total revenues	$1,631,490	$1,701,701	$1,767,426	$1,808,526
Gross profit	693,490	742,384	808,518	795,951
Net earnings	107,544	178,616	159,423	180,949
Net earnings attributable to Mylan Inc. common shareholders	106,882	177,689	158,908	180,232
Earnings per share(1):
Basic	$0.27	$0.47	$0.42	$0.48
Diluted	$0.27	$0.46	$0.40	$0.45
Share prices(2):
High	$31.01	$31.87	$38.95	$44.50
Low	$27.54	$27.96	$30.37	$37.87

Year Ended December 31, 2012

	Three-Month Period Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Total revenues	$1,583,655	$1,687,814	$1,801,786	$1,722,854
Gross profit	670,229	702,637	793,122	742,316
Net earnings	129,469	139,173	212,086	162,160
Net earnings attributable to Mylan Inc. common shareholders	129,079	138,550	211,257	161,964
Earnings per share(1):
Basic	$0.30	$0.33	$0.52	$0.40
Diluted	$0.30	$0.33	$0.51	$0.39
Share prices(2):
High	$23.69	$23.54	$24.55	$28.30
Low	$20.75	$20.64	$21.54	$23.44
____________

(1)	The sum of earnings per share for the quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

(2)	Closing prices are as reported on the NASDAQ Stock Market.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2013, the Company completed its acquisition of Agila. Agila is excluded for the purposes of managements’ evaluation of the Company’s internal control over financial reporting as of December 31, 2013.

Management has not identified any other changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is on page 70. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report on page 72.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this item will be set forth under the captions “Item 1—Election of Directors,” “Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer and Corporate Controller. This Code of Ethics is posted on the Company’s Internet website at mylan.com. The Company intends to post any amendments to or waivers from the Code of Ethics on that website.

ITEM 11.	Executive Compensation

The information required by Item 11 will be set forth under the captions “Non-Employee Director Compensation for 2013” “Executive Compensation for 2013,” “Compensation Committee Report” and“Compensation Committee Interlocks and Insider Participation” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Additional information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information about the securities authorized for issuance under Mylan’s equity compensation plans as of December 31, 2013:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders	16,885,717	$23.05	19,623,379
Equity compensation plans not approved by security holders	—	—	—
Total	16,885,717	$23.05	19,623,379

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth under the captions “Item 1—Election of Directors” and “Certain Relationships and Related Transactions” in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by Item 14 will be set forth under the captions “Independent Registered Public Accounting Firm’s Fees” and “Audit Committee Pre-Approval Policy” in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Consolidated Financial Statement Schedules

1.	Consolidated Financial Statements
The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this Form.

2.	Consolidated Financial Statement Schedules
MYLAN INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Beginning Balance	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Ending Balance
Allowance for doubtful accounts:
Year ended December 31, 2013	$23,037	$5,004	$110	$(3,552)	$24,599
Year ended December 31, 2012	$18,925	$7,921	$95	$(3,904)	$23,037
Year ended December 31, 2011	$23,900	$3,983	$370	$(9,328)	$18,925
Valuation allowance for deferred tax assets:
Year ended December 31, 2013	$249,382	$53,189	$(13,350)	$(22,553)	$266,668
Year ended December 31, 2012	$231,436	$23,996	$—	$(6,050)	$249,382
Year ended December 31, 2011	$232,147	$14,845	$—	$(15,556)	$231,436

3.	Exhibits

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

4.9
Indenture, dated as of June 25, 2013, among the registrant, the guarantors thereto and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

4.10
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

4.11(a)
Indenture, dated as of November 29, 2013, by and between the Company and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on November 29, 2013, and incorporated herein by reference.

4.11(b)
First Supplemental Indenture, dated as of November 29, 2013, by and between the Company and The Bank of New York Mellon, as trustee, filed as Exhibit 4.2 to the Report on Form 8-K filed with the SEC on November 29, 2013, and incorporated herein by reference.

10.1	1986 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1993, and incorporated herein by reference.*

10.2	1997 Incentive Stock Option Plan, as amended to date, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002, and incorporated herein by reference.*

10.3	1992 Nonemployee Director Stock Option Plan, as amended to date, filed as Exhibit 10(l) to Form 10-K for the fiscal year ended March 31, 1998, and incorporated herein by reference.*

10.4(a)	Amended and Restated 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(a) to Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.*

10.4(b)	Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(b) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*

10.4(c)	Form of Restricted Share Award under the 2003 Long-Term Incentive Plan, filed as Exhibit 10.4(c) to Form 10-K for the fiscal year ended March 31, 2005, and incorporated herein by reference.*

10.4(d)	Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted prior to fiscal year 2013.*

10.4(e)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted prior to fiscal year 2013.*

10.4(f)
Amended and Restated Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik, filed as Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.4(g)
Amended and Restated Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik, filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.4(h)
Amended and Restated Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003
Long-Term Incentive Plan for Robert J. Coury, Heather Bresch, and Rajiv Malik, filed as Exhibit 10.4 to Form
10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.4(i)	Amended and Restated Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012.*

10.4(j)	Amended and Restated Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012.*

10.4(k)	Amended and Restated Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012.*

10.5	Mylan Inc. Severance Plan, amended as of August, 2009, filed as Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

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

10.18
Second Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.19
Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Heather Bresch, filed as Exhibit 10.2 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.20
Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Rajiv Malik, filed as Exhibit 10.3 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.21(a)
Executive Employment Agreement, dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.20(a) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.21(b)
Amendment No. 1 to Executive Employment Agreement, dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.20(b) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.21(c)
Amendment No. 2 to Executive Employment Agreement, dated as of February 22, 2011, between the registrant and Daniel C. Rizzo, Jr. filed as Exhibit 10.18(c) to Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.*

10.22
Executive Employment Agreement, dated as of July 31, 2013, between the registrant and John Sheehan, filed as Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2013, and incorporated herein by reference.*

10.23
Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Harry A. Korman, filed as Exhibit 10.4 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.24
Amended and Restated Executive Employment Agreement, dated October 24, 2011 and effective January 1, 2012, by and between the registrant and Anthony Mauro, filed as Exhibit 10.5 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.25(a)
Retirement Benefit Agreement, dated as of December 31, 2004, between the registrant and Robert J. Coury filed as Exhibit 10.7 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.25(b)
Amendment to Retirement Benefit Agreement dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.11(b) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.25(c)
Amendment to Retirement Benefit Agreement dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.20(c) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.25(d)
Amendment to Retirement Benefit Agreement dated as of March 3, 2010, by and between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 8-K filed with the SEC on March 5, 2010, and incorporated herein by reference.*

10.25(e)
Amendment to Retirement Benefit Agreement effective as of January 1, 2012, by and between the registrant and Robert J. Coury, filed as Exhibit 10.6 to Form 8-K filed with the SEC on October 28, 2011, and incorporated herein by reference.*

10.26
Retirement Benefit Agreement, dated as of August 31, 2009, by and between the registrant and Heather Bresch filed as Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.27(a)
Retirement Benefit Agreement, dated as of August 28, 2009, by and between the registrant and Rajiv Malik filed as Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2009, and incorporated herein by reference.*

10.27(b)	The Executive Nonqualified Excess Plan Adoption Agreement, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik.*

10.28
Retirement Benefit Agreement, dated as of February 22, 2011, by and between the registrant and John D. Sheehan, filed as Exhibit 10.23 to Form 10-K for the fiscal year ended December 31, 2010, and incorporated herein by reference.*

10.29(a)
Retirement Benefit Agreement, dated January 27, 1995, between the registrant and Clarence B. Todd, filed as Exhibit 10(b) to Form 10-K for the fiscal year ended March 31, 1995, and incorporated herein by reference.*

10.29(b)	Description of Amendments to the Retirement Benefit Agreement, dated January 27, 1995, between the registrant and Clarence B. Todd.*

10.30(a)
Transition and Succession Agreement, dated as of December 15, 2003, between the registrant and Robert J. Coury, filed as Exhibit 10.19 to Form 10-Q for the quarter ended December 31, 2003, and incorporated herein by reference.*

10.30(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of December 2, 2004, between the registrant and Robert J. Coury, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2004, and incorporated herein by reference.*

10.30(c)
Amendment No. 2 to Transition and Succession Agreement, dated as of April 3, 2006, between the registrant and Robert J. Coury filed as Exhibit 10.19(c) to Form 10-K for the fiscal year ended March 31, 2006, and incorporated herein by reference.*

10.30(d)
Amendment No. 3 to Transition and Succession Agreement, dated as of December 22, 2008, between the registrant and Robert J. Coury, filed as Exhibit 10.25(d) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.31(a)
Amended and Restated Transition and Succession Agreement, dated as of December 31, 2007, between the registrant and Heather Bresch, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.31(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of December 22, 2008, between the registrant and Heather Bresch, filed as Exhibit 10.27(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.32(a)
Transition and Succession Agreement, dated as of January 31, 2007, between the registrant and Rajiv Malik, filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2008, and incorporated herein by reference.*

10.32(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of December 22, 2008, between the registrant and Rajiv Malik, filed as Exhibit 10.28(b) to Form 10-K for the fiscal year ended December 31, 2008, and incorporated herein by reference.*

10.33(a)
Transition and Succession Agreement, dated as of February 28, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(a) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.33(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of December 22, 2008, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(b) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.33(c)
Amendment No. 2 to Transition and Succession Agreement, dated as of October 15, 2009, between the registrant and Daniel C. Rizzo, Jr., filed as Exhibit 10.31(c) to Form 10-K for the fiscal year ended December 31, 2009, and incorporated herein by reference.*

10.34
Transition and Succession Agreement, dated as of April 1, 2010, by and between the registrant and John Sheehan, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2010, and incorporated herein by reference.*

10.35(a)
Transition and Succession Agreement, dated as of January 10, 2006, by and between the registrant and Harry A. Korman, filed as Exhibit 10.4(a) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.35(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of April 3, 2006, by and between the registrant and Harry A. Korman, filed as Exhibit 10.4(b) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.35(c)
Amendment No. 2 to Transition and Succession Agreement, dated as of December 15, 2008, by and between the registrant and Harry A. Korman, filed as Exhibit 10.4(c) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.36(a)
Transition and Succession Agreement, dated as of February 25, 2008, by and between the registrant and Anthony Mauro, filed as Exhibit 10.5(a) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.36(b)
Amendment No. 1 to Transition and Succession Agreement, dated as of December 15, 2008, by and between the registrant and Anthony Mauro, filed as Exhibit 10.5(b) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.36(c)
Amendment No. 2 to Transition and Succession Agreement, dated as of October 15, 2009, by and between the registrant and Anthony Mauro, filed as Exhibit 10.5(c) to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.*

10.37
Supplemental Health Insurance Program For Certain Officers of the registrant, effective December 15, 2001, filed as Exhibit 10.1 to Form 10-Q for the quarter ended December 31, 2001, and incorporated herein by reference.*

10.38	Amended and Restated Form of Indemnification Agreement between the registrant and each Director.*

10.39
Agreement Regarding Consulting Services and Shareholders Agreement dated as of December 31, 2007 by and among the registrant, MP Laboratories (Mauritius) Ltd, Prasad Nimmagadda, Globex and G2 Corporate Services Limited, filed as Exhibit 10.26 to Form 10-KT/A for the period ended December 31, 2007, and incorporated herein by reference.

10.40(a)
Share Purchase Agreement, dated May 12, 2007, by and among Merck Generics Holding GmbH, Merck S.A., Merck Internationale Beteiligung GmbH, Merck KGaA and the registrant, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on May 17, 2007, and incorporated herein by reference.

10.40(b)
Amendment No. 1 to Share Purchase Agreement, dated October 1, 2007, by and among the registrant and Merck Generics Holding GmbH, Merck S.A., Merck Internationale Beteiligung GmbH and Merck KGaA, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on October 5, 2007, and incorporated herein by reference.

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

10.44	Mylan 401(k) Restoration Plan, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on December 14, 2009, and incorporated herein by reference.*

10.45	Mylan Executive Income Deferral Plan, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on December 14, 2009, and incorporated herein by reference.*

10.46(a)
Credit Agreement, dated as of November 14, 2011, by and among the registrant, certain lenders and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on November 15, 2011, and incorporated herein by reference.

10.46(b)
Amendment No. 1 to Credit Agreement, dated December 7, 2012, by and among the registrant, certain lenders and Bank of America, N.A., as Administrative Agent, filed as Exhibit 10.46(b) to Form 10-K for the fiscal year ended December 31, 2012, and incorporated herein by reference.

10.47(a)
Receivables Purchase Agreement, dated as of February 21, 2012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuers from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent, filed as Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.†

10.47(b)
Amendment No. 1 to Receivables Purchase Agreement, dated as of July 20, 2012, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent, filed as Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

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

10.48(a)
Purchase and Contribution Agreement, dated as of February 21, 2012, between Mylan Pharmaceuticals Inc., as Originator and as Servicer, and Mylan Securitization LLC, as Buyer, filed as Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

10.48(b)
Amendment No. 1 to Purchase and Contribution Agreement, dated as of July 20, 2012, between Mylan Pharmaceuticals Inc., as Originator and as Servicer, and Mylan Securitization LLC, as Buyer, filed as Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2012, and incorporated herein by reference.

10.49
Performance Guaranty, dated as of February 21, 2012, by Mylan Inc. in favor of The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.

10.50
Amended and Restated Sale and Purchase Agreement, dated December 4, 2013, by and among the registrant, Mylan Institutional Inc., Strides Pharma Asia Pte Ltd (Agila Specialties Asia Pte Ltd), and the promoters named therein.**

10.51	Amended and Restated Sale and Purchase Agreement, dated December 4, 2013, by and among the registrant, Mylan Laboratories Limited, Strides Arcolab Limited, and the promoters named therein.**

10.52
Restrictive Covenant Agreement, effective February 27, 2013, by and among the registrant, Strides Arcolab
Limited, and the promoters named therein, filed as Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.†

10.53(a)
Completion Deed, effective February 27, 2013, by and among the registrant, Strides Arcolab Limited, Agila
Specialties Asia Pte Ltd, and the promoters named therein, filed as Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.†

10.53(b)
Amendment to Completion Deed, effective December 4, 2013, by and among Mylan Institutional Inc., Mylan Laboratories Limited, Strides Arcolab Limited, Strides Pharma Asia Pte Ltd (f/k/a Agila Specialties Asia Pte Ltd), and the promoters named therein.**

10.54
Agila Global Guarantee Deed, effective February 27, 2013, by and between the registrant and Strides Arcolab Ltd., filed as Exhibit 10.5 to Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.†

10.55	Commitment Letter, dated February 27, 2013, from Morgan Stanley Senior Funding, Inc., filed as Exhibit 10.6 to Form 10-Q for the quarter ended March 31, 2013, and incorporated herein by reference.

10.56
Credit Agreement, dated June 27, 2013, by and among the registrant, the lenders party thereto, and Bank of
America, N.A., as administrative agent, filed as Exhibit 10.2 to the Report on the Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

10.57	The Executive Nonqualified Excess Plan.*

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Denotes management contract or compensatory plan or arrangement.
**	The Company has requested confidential treatment with respect to certain portions of this exhibit.
†	The Company’s request for confidential treatment with respect to certain portions of this exhibit has been accepted.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2014.

Mylan Inc.

by	/s/ HEATHER BRESCH
Heather Bresch
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2014.

Signature	Title

/s/ HEATHER BRESCH	Chief Executive Officer and Director
Heather Bresch	(Principal Executive Officer)

/s/ JOHN D. SHEEHAN	Executive Vice President and Chief Financial Officer
John D. Sheehan	(Principal Financial Officer)

/s/ DANIEL C. RIZZO, JR.	Senior Vice President, Chief Accounting Officer
Daniel C. Rizzo, Jr.	and Corporate Controller
(Principal Accounting Officer)

/s/ ROBERT J. COURY	Executive Chairman and Director
Robert J. Coury

/s/ RODNEY L. PIATT	Vice Chairman and Director
Rodney L. Piatt

/s/ WENDY CAMERON	Director
Wendy Cameron

/s/ ROBERT J. CINDRICH	Director
Robert J. Cindrich

/s/ NEIL DIMICK	Director
Neil Dimick

/s/ MELINA HIGGINS	Director
Melina Higgins

/s/ DOUGLAS J. LEECH	Director
Douglas J. Leech

/s/ RAJIV MALIK	President and Director
Rajiv Malik

/s/ JOSEPH C. MAROON, M.D.	Director
Joseph C. Maroon, M.D.

/s/ MARK W. PARRISH	Director
Mark W. Parrish

/s/ C.B. TODD	Director
C.B. Todd

/s/ RANDALL L. VANDERVEEN, PH.D.	Director
Randall L. Vanderveen, Ph.D.

EXHIBIT INDEX

10.4(d)	Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted prior to fiscal year 2013.*

10.4(e)	Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted prior to fiscal year 2013.*

10.4(i)	Amended and Restated Form of Stock Option Agreement under the 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012.*

10.4(j)	Amended and Restated Form of Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012.*

10.4(k)	Amended and Restated Form of Performance-Based Restricted Stock Unit Award Agreement under the 2003 Long-Term Incentive Plan for awards granted following fiscal year 2012.*

10.27(b)	The Executive Nonqualified Excess Plan Adoption Agreement, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik.*

10.29(b)	Description of Amendments to the Retirement Benefit Agreement, dated January 27, 1995, between the registrant and Clarence B. Todd.*

10.38	Amended and Restated Form of Indemnification Agreement between the registrant and each Director.*

10.50
Amended and Restated Sale and Purchase Agreement, dated December 4, 2013, by and among the registrant, Mylan Institutional Inc., Strides Pharma Asia Pte Ltd (Agila Specialties Asia Pte Ltd), and the promoters named therein.**

10.51	Amended and Restated Sale and Purchase Agreement, dated December 4, 2013, by and among the registrant, Mylan Laboratories Limited, Strides Arcolab Limited, and the promoters named therein.**

10.53(b)
Amendment to Completion Deed, effective December 4, 2013, by and among Mylan Institutional Inc., Mylan Laboratories Limited, Strides Arcolab Limited, Strides Pharma Asia Pte Ltd (f/k/a Agila Specialties Asia Pte Ltd), and the promoters named therein.**

10.57	The Executive Nonqualified Excess Plan, effective as of December 28, 2007, between Mylan International Holdings, Inc. and Rajiv Malik.*

12.1	Statement of Computation of Ratios of Earnings to Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of the registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Denotes management contract or compensatory plan or arrangement.
**	The Company has requested confidential treatment with respect to certain portions of this exhibit.