Form 10-Q
period 2014-03-31
MYLAN INC.
filed 2014-05-01
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	April 25, 2014
$0.50 par value	373,731,253

MYLAN INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
March 31, 2014

PART I — FINANCIAL INFORMATION

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Net sales	$1,703.0	$1,619.4
Other revenues	12.6	12.1
Total revenues	1,715.6	1,631.5
Cost of sales	977.8	938.0
Gross profit	737.8	693.5
Operating expenses:
Research and development	118.0	126.5
Selling, general and administrative	377.7	351.4
Litigation settlements, net	3.1	1.8
Total operating expenses	498.8	479.7
Earnings from operations	239.0	213.8
Interest expense	82.7	78.0
Other (expense) income, net	(4.6)	3.4
Earnings before income taxes and noncontrolling interest	151.7	139.2
Income tax provision	35.1	31.7
Net earnings	116.6	107.5
Net earnings attributable to the noncontrolling interest	(0.7)	(0.6)
Net earnings attributable to Mylan Inc. common shareholders	$115.9	$106.9
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.31	$0.27
Diluted	$0.29	$0.27
Weighted average common shares outstanding:
Basic	372.3	393.2
Diluted	396.7	399.0

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2014	2013

Net earnings	$116.6	$107.5
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	97.2	(140.4)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(1.5)	0.3
Net unrecognized (loss) gain on derivatives	(27.4)	25.8
Net unrealized loss on marketable securities	—	(0.3)
Other comprehensive earnings (loss), before tax	68.3	(114.6)
Income tax (benefit) provision	(12.4)	7.3
Other comprehensive earnings (loss), net of tax	80.7	(121.9)
Comprehensive earnings (loss)	197.3	(14.4)
Comprehensive earnings attributable to the noncontrolling interest	(0.7)	(0.6)
Comprehensive earnings (loss) attributable to Mylan Inc. common shareholders	$196.6	$(15.0)

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Assets
Current assets:
Cash and cash equivalents	$243.0	$291.3
Accounts receivable, net	1,678.6	1,820.3
Inventories	1,737.9	1,664.7
Deferred income tax benefit	223.0	248.9
Prepaid expenses and other current assets	459.7	446.1
Total current assets	4,342.2	4,471.3
Property, plant and equipment, net	1,705.0	1,663.1
Intangible assets, net	2,462.5	2,517.9
Goodwill	4,359.6	4,288.1
Deferred income tax benefit	85.4	77.8
Other assets	2,400.3	2,218.1
Total assets	$15,355.0	$15,236.3

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$928.5	$1,072.8
Short-term borrowings	370.5	439.8
Income taxes payable	45.1	49.7
Current portion of long-term debt and other long-term obligations	53.3	3.6
Deferred income tax liability	2.6	0.8
Other current liabilities	1,249.3	1,389.4
Total current liabilities	2,649.3	2,956.1
Long-term debt	7,780.6	7,586.5
Other long-term obligations	1,264.8	1,265.3
Deferred income tax liability	468.6	468.5
Total liabilities	12,163.3	12,276.4
Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 545,100,341 and 543,978,030 as of March 31, 2014 and December 31, 2013	272.6	272.0
Additional paid-in capital	4,122.3	4,103.6
Retained earnings	2,801.0	2,685.1
Accumulated other comprehensive loss	(159.4)	(240.1)
	7,036.5	6,820.6
Noncontrolling interest	17.4	18.1
Less: Treasury stock — at cost
Shares: 171,634,634 and 172,373,900 as of March 31, 2014 and December 31, 2013	3,862.2	3,878.8
Total equity	3,191.7	2,959.9
Total liabilities and equity	$15,355.0	$15,236.3

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$116.6	$107.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	135.2	128.9
Stock-based compensation expense	15.4	12.1
Change in estimated sales allowances	131.1	(67.2)
Deferred income tax benefit	(8.4)	(31.5)
Other non-cash items	72.7	45.2
Litigation settlements, net	3.1	1.8
Changes in operating assets and liabilities:
Accounts receivable	49.1	76.7
Inventories	(88.0)	(118.9)
Trade accounts payable	(32.7)	5.9
Income taxes	(33.5)	23.1
Other operating assets and liabilities, net	(92.5)	(96.0)
Net cash provided by operating activities	268.1	87.6
Cash flows from investing activities:
Capital expenditures	(72.3)	(53.1)
Change in restricted cash	—	(53.1)
Cash paid for acquisitions, net	—	(32.1)
Purchase of marketable securities	(4.8)	(2.5)
Proceeds from sale of marketable securities	4.9	2.8
Payments for product rights and other, net	(129.0)	(4.3)
Net cash used in investing activities	(201.2)	(142.3)
Cash flows from financing activities:
Payment of financing fees	(2.3)	(5.0)
Purchase of common stock	—	(500.0)
Change in short-term borrowings, net	(71.1)	185.1
Proceeds from issuance of long-term debt	200.0	525.0
Payment of long-term debt	(260.0)	(239.4)
Proceeds from exercise of stock options	21.9	28.1
Taxes paid related to net share settlement of equity awards	(21.8)	—
Other items, net	18.7	12.8
Net cash (used in) provided by financing activities	(114.6)	6.6
Effect on cash of changes in exchange rates	(0.6)	(7.5)
Net decrease in cash and cash equivalents	(48.3)	(55.6)
Cash and cash equivalents — beginning of period	291.3	350.0
Cash and cash equivalents — end of period	$243.0	$294.4

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
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
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from audited financial statements.
The interim results of operations, comprehensive earnings and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period. The estimated annual effective tax rate for 2014 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2014 United States (“U.S.”) tax liabilities.

2.	Revenue Recognition and Accounts Receivable
Mylan recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the three months ended March 31, 2014. Such allowances were $1.35 billion and $1.24 billion at March 31, 2014 and December 31, 2013, respectively. Other current liabilities include $308.3 million and $281.1 million at March 31, 2014 and December 31, 2013, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. As of March 31, 2014 and December 31, 2013, there were $517.4 million and $723.1 million of securitized accounts receivable.

3.	Acquisitions
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
In accordance with GAAP, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. The following table summarizes the preliminary fair values of the tangible and identifiable intangible assets acquired and liabilities assumed at acquisition date, with the excess being allocated to goodwill. At March 31, 2014, certain amounts have not been finalized including the determination of certain contingent consideration, certain contingent liabilities, including income and non-income based tax contingencies and deferred income

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

taxes. The finalization of these matters may result in changes to goodwill and the Company expects to finalize such matters during 2014. The preliminary allocation of the $1.43 billion purchase price to the assets acquired and liabilities assumed for Agila is as follows:

(In millions)	Preliminary Purchase Price Allocation as of December 4, 2013 (a)	Measurement Period Adjustments (b)	Preliminary Purchase Price Allocation as of March 31, 2014 (as adjusted)
Current assets (excluding inventories)	$39.0	$6.5	$45.5
Inventories	45.1	(7.8)	37.3
Property, plant and equipment	143.8	2.4	146.2
Identified intangible assets	280.0	—	280.0
In-process research and development	436.0	—	436.0
Other assets (including equity method investment)	153.4	(0.6)	152.8
Goodwill	884.2	48.6	932.8
Total assets acquired	1,981.5	49.1	2,030.6
Current liabilities	(234.7)	(7.3)	(242.0)
Deferred tax liabilities	(193.2)	(38.0)	(231.2)
Other non-current liabilities	(119.9)	(3.8)	(123.7)
Net assets acquired	$1,433.7	$—	$1,433.7
____________
(a)    As previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(b)
The measurement period adjustments are related to 1) certain working capital adjustments to reflect facts and circumstances existing as of the acquisition date and; 2) adjustments related to deferred taxes to reflect the allocation of assets and liabilities to various legal entities. These adjustments did not have a significant impact on the Company’s previously reported consolidated financial statements and accordingly, the Company has not retrospectively adjusted those financial statements.

The amount allocated to in-process research and development (“IPR&D”) represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the acquisition, had not reached technological feasibility and had no alternative future use. The fair value of the IPR&D was based on the excess earnings method, which utilizes forecasts of expected cash inflows (including estimates for ongoing costs) and other contributory charges. A discount rate of 13.0% was utilized to discount net cash inflows to present values. IPR&D is accounted for as an indefinite-lived intangible asset and will be subject to impairment testing until completion or abandonment of the projects. Upon successful completion and launch of each product, the Company will make a determination of the estimated useful life of the individual IPR&D asset. The acquired IPR&D projects are in various stages of completion and the estimated costs to complete these projects total approximately $50 million which is expected to be incurred from 2014 through 2016. There are risks and uncertainties associated with the timely and successful completion of the projects included in IPR&D, and no assurances can be given that the underlying assumptions used to estimate the fair value of IPR&D will not change or the timely completion of each project to commercial success will occur.

The identified intangible assets of $280 million are comprised of $221 million of product rights and licenses that have a weighted average useful life of 8 years and $59 million of customer relationships that have a weighted average useful life of 5 years. The equity method investment of $125 million represents the fair value of Agila’s 50% interest in Sagent Agila LLC (“Sagent Agila”). Payments for product rights and other, net on the Condensed Consolidated Statements of Cash Flows includes payments totaling $120 million to acquire certain commercialization rights in the U.S. and other countries. The goodwill of $933 million arising from the acquisition consisted largely of the value of the employee workforce and the value of products to be developed in the future. All of the goodwill was assigned to Mylan’s Generics segment. None of the goodwill recognized is currently expected to be deductible for income tax purposes.

Significant assumptions utilized in the valuation of identified intangible assets, the equity method investment and IPR&D were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by GAAP. The preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that are subject to change as the

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Company obtains additional information during the measurement period (up to one year from the acquisition date). The primary areas of those preliminary estimates that are not yet finalized relate to the determination of certain contingent consideration, certain contingent liabilities, including income and non-income based tax contingencies and deferred income taxes.

Pro Forma Financial Results
The following table presents supplemental unaudited pro forma information as if the acquisition of Agila had occurred on January 1, 2012. The unaudited pro forma results reflect certain adjustments related to past operating performance and acquisition accounting adjustments, such as increased amortization expense based on the fair valuation of assets acquired, the impact of acquisition financing, and the related income tax effects. The unaudited pro forma results do not include any anticipated synergies which may be achievable subsequent to the acquisition date. Accordingly, the unaudited pro forma results are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on January 1, 2012, nor are they indicative of the future operating results of the combined company.

Three months ended
(In millions, except per share amounts)	March 31, 2013
Total revenues	$1,693.9
Net earnings attributable to Mylan Inc. common shareholders	$84.0
Earnings per common share attributable to Mylan Inc. common shareholders
Basic	$0.21
Diluted	$0.21
Weighted average common shares outstanding:
Basic	393.2
Diluted	399.0

4.	Stock-Based Incentive Plan
Mylan’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 55,300,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights (“SAR”), restricted shares and units, performance awards (“PSU”), other stock-based awards and short-term cash awards. Stock option awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. Upon approval of the 2003 Plan, no further grants of stock options have been made under any other plan.
In February 2014, Mylan’s Compensation Committee and the independent members of the Board of Directors adopted the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “2014 Program”) under the 2003 Plan. Under the 2014 Program, certain key employees received a one-time, performance-based incentive award (the “Awards”) either in the form of a grant of SAR or PSU. The Awards were granted in February 2014 and contain a five-year cliff-vesting feature based on the achievement of various performance targets, external market conditions and the employee’s continued services.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes stock option and SAR (“stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2013	13,563,881	$22.05
Granted	5,350,684	52.84
Exercised	(1,133,171)	19.62
Forfeited	(167,209)	26.72
Outstanding at March 31, 2014	17,614,185	$31.54
Vested and expected to vest at March 31, 2014	16,933,782	$31.55
Exercisable at March 31, 2014	8,592,857	$19.85
As of March 31, 2014, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 7.43 years, 7.39 years and 5.49 years, respectively. Also, at March 31, 2014, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $327.7 million, $315.3 million and $249.0 million respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including PSUs, as of March 31, 2014 and the changes during the three months ended March 31, 2014 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2013	3,321,836	$27.13
Granted	2,035,060	40.21
Released	(1,108,362)	25.34
Forfeited	(111,249)	27.14
Nonvested at March 31, 2014	4,137,285	$34.06
As of March 31, 2014, the Company had $171.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 3.33 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the three months ended March 31, 2014 and 2013 was $96.3 million and $41.5 million, respectively.
Under the 2014 Program, approximately 4.4 million SARs and 1.5 million PSUs were granted. The fair value of the Awards were determined using a Monte Carlo simulation as both the SARs and PSUs contain the same performance and market conditions. The Monte Carlo simulation involves a series of random trials that result in different future stock price paths over the contractual life of the SAR or PSU based on appropriate probability distributions. Conditions are imposed on each Monte Carlo simulation to determine the extent to which the performance conditions would have been met, and therefore the extent to which the Awards would have vested, for the particular stock price path. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these awards. Each SAR or PSU is equal to one common share with the maximum value of each Award upon vesting subject to varying limitations.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The key assumptions used in the valuation of the Awards are as follows:

2014
Volatility	29.4%
Risk-free interest rate	1.6%
Expected term (years)	5.0
Forfeiture rate	5.5%
Weighted average grant date fair value per stock appreciation right	$9.43
Weighted average grant date fair value per performance award	$34.58

5.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In millions)	March 31, 2014	December 31, 2013
Inventories:
Raw materials	$550.4	$484.6
Work in process	321.4	310.1
Finished goods	866.1	870.0
	$1,737.9	$1,664.7

Property, plant and equipment:
Land and improvements	$84.5	$72.7
Buildings and improvements	803.9	747.0
Machinery and equipment	1,691.4	1,698.4
Construction in progress	235.2	207.7
	2,815.0	2,725.8
Less accumulated depreciation	1,110.0	1,062.7
	$1,705.0	$1,663.1

Other current liabilities:
Legal and professional accruals, including litigation accruals	$146.2	$146.1
Payroll and employee benefit plan accruals	199.4	289.0
Accrued sales allowances	308.3	281.1
Accrued interest	69.3	68.5
Fair value of financial instruments	9.2	74.3
Other	516.9	530.4
	$1,249.3	$1,389.4

The value of contingent consideration included in other current liabilities is $250 million at March 31, 2014 and December 31, 2013. Contingent consideration included in other long-term obligations is $423.1 million and $414.6 million at March 31, 2014 and December 31, 2013, respectively. Included in prepaid expenses and other current assets is $131.5 million and $129.5 million of restricted cash at March 31, 2014 and December 31, 2013, respectively. An additional $100 million of restricted cash is classified as a component of other long-term assets at March 31, 2014 and December 31, 2013, principally related to amounts deposited in escrow, or restricted amounts, for potential contingent consideration payments related to the Agila acquisition.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company’s equity method investments in clean energy partnerships, whose activities qualify for income tax credits under section 45 of the U.S. Internal Revenue Code, totaled $390.7 million and $401.7 million at March 31, 2014 and December 31, 2013, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets. Liabilities related to these investments totaled $413.6 million and $415.4 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, $370.8 million of these liabilities are included in other long-term obligations and $42.8 million are included in other current liabilities in the Condensed Consolidated Balance Sheets.
As part of the Agila acquisition, the Company acquired a 50% interest in Sagent Agila, which was established in 2007 between Agila and Sagent Pharmaceuticals, Inc. and is accounted for using the equity method of accounting. Sagent Agila was established to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market. The initial term of the venture expires upon the tenth anniversary of the formation. The equity method investment included in other assets totaled $119.3 million and $123.2 million at March 31, 2014 and December 31, 2013, respectively, in the Condensed Consolidated Balance Sheets. The results of Sagent Agila were not material to Mylan’s Condensed Consolidated Financial Statements.

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
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to certain anti-dilution provisions. In 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) for new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. Both the Old and New Warrants meet the definition of derivatives under the Financial Accounting Standards Board’s (“FASB”) guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments have been determined to be indexed to the Company’s own common stock and meet the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. The dilutive impact of the Old and New Warrants are included in the calculation of diluted earnings per share based upon the average market value of the Company’s common stock during the period as compared to the exercise price. For the three months ended March 31, 2014 and March 31, 2013, 16.9 million warrants and 0.7 million warrants, respectively, were included in the calculation of diluted earnings per share.
Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2014	2013
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$115.9	$106.9
Shares (denominator):
Weighted average common shares outstanding	372.3	393.2
Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.31	$0.27

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2014	2013
Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$115.9	$106.9
Shares (denominator):
Weighted average common shares outstanding	372.3	393.2
Stock-based awards and warrants	24.4	5.8
Total dilutive shares outstanding	396.7	399.0
Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.29	$0.27
Additional stock options, SARs and restricted stock awards were outstanding during the periods ended March 31, 2014 and 2013, but were not included in the computation of diluted earnings per share for each respective period, because the effect would be anti-dilutive. Such anti-dilutive awards represented 2.5 million shares for the three months ended March 31, 2014 and 2.3 million shares for the three months ended March 31, 2013, respectively.

7.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

(In millions)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2013:
Goodwill	$3,939.0	$734.1	$4,673.1
Accumulated impairment losses	—	(385.0)	(385.0)
	3,939.0	349.1	4,288.1
Purchase price allocation adjustment (1)	48.6	—	48.6
Foreign currency translation	22.9	—	22.9
	$4,010.5	$349.1	$4,359.6
Balance at March 31, 2014:
Goodwill	$4,010.5	$734.1	$4,744.6
Accumulated impairment losses	—	(385.0)	(385.0)
	$4,010.5	$349.1	$4,359.6
____________

(1)	See Note 3.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Intangible assets consist of the following components at March 31, 2014 and December 31, 2013:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
March 31, 2014
Amortized intangible assets:
Patents and technologies	20	$116.6	$95.1	$21.5
Product rights and licenses	10	3,600.0	2,118.3	1,481.7
Other (1)	8	174.2	63.8	110.4
		3,890.8	2,277.2	1,613.6
In-process research and development		848.9	—	848.9
		$4,739.7	$2,277.2	$2,462.5
December 31, 2013
Amortized intangible assets:
Patents and technologies	20	$116.6	$93.8	$22.8
Product rights and licenses	10	3,559.5	2,018.1	1,541.4
Other (1)	8	174.0	59.4	114.6
		3,850.1	2,171.3	1,678.8
In-process research and development		839.1	—	839.1
		$4,689.2	$2,171.3	$2,517.9
____________

(1)	Other intangible assets consist principally of customer lists and contracts.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2014 and 2013, was $92.6 million and $91.5 million, respectively. Amortization expense is expected to be approximately $269 million for the remainder of 2014 and $351 million, $269 million, $224 million and $176 million for the years ended December 31, 2015 through 2018, respectively.
Indefinite-lived intangible assets, such as the Company’s IPR&D assets, are tested at least annually for impairment, but they may also be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested. During the three months ended March 31, 2013, the Company recorded impairment charges related to IPR&D assets of $5.1 million.
During the three months ended March 31, 2014 and 2013, approximately $6.9 million and $6.5 million, respectively, were reclassified from acquired IPR&D to product rights and licenses.

8.	Financial Instruments and Risk Management
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
The Company maintains significant credit exposure arising from the convertible note hedge on its Cash Convertible Notes. Holders may convert their Cash Convertible Notes subject to certain conversion provisions determined by a) the market price of the Company’s common stock, b) specified distributions to common shareholders, c) a fundamental change, as defined in the purchase agreement, or d) certain time periods specified in the purchase agreement. The conversion feature can only be settled in cash and, therefore, it is bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the cash conversion feature, the Company entered into a convertible note hedge with certain counterparties. Both the cash conversion feature and the purchased convertible note hedge are measured at fair value with gains and losses recorded in the Company’s Condensed Consolidated Statements of Operations. Also, in conjunction with the issuance of the Cash Convertible Notes, the Company entered into several warrant transactions with certain counterparties. The warrants meet the definition of derivatives; however, because these instruments have been determined to be indexed to the Company’s own common stock, and have been recorded in shareholders’ equity in the Company’s Condensed Consolidated Balance Sheets, the instruments are exempt from the scope of the FASB’s guidance regarding accounting for derivative instruments and hedging activities and are not subject to the fair value provisions set forth therein.
At March 31, 2014, the convertible note hedge had a total fair value of $1.54 billion, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$61.1	Prepaid expenses and other current assets	$90.3
Interest rate swaps	Other assets	55.0	Other assets	93.1
Total		$116.1		$183.4

	Liability Derivatives
	March 31, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$0.4	Other current liabilities	$15.8
Foreign currency forward contracts	Other current liabilities	4.3	Other current liabilities	53.1
Total		$4.7		$68.9

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	March 31, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$3.2	Prepaid expenses and other current assets	$6.4
Purchased cash convertible note hedge	Other assets	1,535.1	Other assets	1,303.0
Total		$1,538.3		$1,309.4

	Liability Derivatives
	March 31, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$4.5	Other current liabilities	$5.4
Cash conversion feature of Cash Convertible Notes	Long-term debt	1,535.1	Long-term debt	1,303.0
Total		$1,539.6		$1,308.4

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended
		March 31,
		2014	2013
Interest rate swaps	Interest expense	$24.1	$(1.8)
Total		$24.1	$(1.8)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Location of (Loss) or Gain Recognized in Earnings on Hedged Items	Amount of (Loss) or Gain Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended
		March 31,
		2014	2013
2018 Senior Notes (6.000% coupon)	Interest expense	$1.1	$5.3
2023 Senior Notes (3.125% coupon)	Interest expense	(16.5)	—
Total		$(15.4)	$5.3

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of (Loss) or Gain Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended
	March 31,
(In millions)	2014	2013
Foreign currency forward contracts	$(50.9)	$4.7
Interest rate swaps	(42.5)	4.7
Total	$(93.4)	$9.4

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended
		March 31,
(In millions)		2014	2013
Foreign currency forward contracts	Net sales	$(77.7)	$(9.1)
Interest rate swaps	Interest expense	(0.2)	(0.7)
Total		$(77.9)	$(9.8)

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended
		March 31,
(In millions)		2014	2013
Foreign currency forward contracts	Other (expense) income, net	$86.4	$8.1
Total		$86.4	$8.1

At March 31, 2014, the Company expects that approximately $32 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended
		March 31,
(In millions)		2014	2013
Foreign currency forward contracts	Other (expense) income, net	$4.6	$(11.2)
Cash conversion feature of Cash Convertible Notes	Other (expense) income, net	(231.8)	(55.3)
Purchased cash convertible note hedge	Other (expense) income, net	231.8	55.3
Total		$4.6	$(11.2)
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	March 31, 2014
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$94.7	$—	$—	$94.7
Total cash equivalents	94.7	—	—	94.7
Trading securities:
Equity securities — exchange traded funds	16.8	—	—	16.8
Total trading securities	16.8	—	—	16.8
Available-for-sale fixed income investments:
U.S. Treasuries	—	0.7	—	0.7
Corporate bonds	—	11.1	—	11.1
Agency mortgage-backed securities	—	13.2	—	13.2
Other	—	2.4	—	2.4
Total available-for-sale fixed income investments	—	27.4	—	27.4
Available-for-sale equity securities:
Biosciences industry	0.1	—	—	0.1
Total available-for-sale equity securities	0.1	—	—	0.1
Foreign exchange derivative assets	—	3.2	—	3.2
Interest rate swap derivative assets	—	116.1	—	116.1
Purchased cash convertible note hedge	—	1,535.1	—	1,535.1
Total assets at recurring fair value measurement	$111.6	$1,681.8	$—	$1,793.4
Financial Liabilities
Foreign exchange derivative liabilities	$—	$8.8	$—	$8.8
Interest rate swap derivative liabilities	—	0.4	—	0.4
Cash conversion feature of Cash Convertible Notes	—	1,535.1	—	1,535.1
Contingent consideration	—	—	673.1	673.1
Total liabilities at recurring fair value measurement	$—	$1,544.3	$673.1	$2,217.4

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total cash equivalents	—	—	—	—
Trading securities:
Equity securities — exchange traded funds	16.6	—	—	16.6
Total trading securities	16.6	—	—	16.6
Available-for-sale fixed income investments:
U.S. Treasuries	—	12.8	—	12.8
Corporate bonds	—	10.7	—	10.7
Agency mortgage-backed securities	—	0.7	—	0.7
Other	—	2.6	—	2.6
Total available-for-sale fixed income investments	—	26.8	—	26.8
Available-for-sale equity securities:
Biosciences industry	0.2	—	—	0.2
Total available-for-sale equity securities	0.2	—	—	0.2
Foreign exchange derivative assets	—	6.4	—	6.4
Interest rate swap derivative assets	—	183.4	—	183.4
Purchased cash convertible note hedge	—	1,303.0	—	1,303.0
Total assets at recurring fair value measurement	$16.8	$1,519.6	$—	$1,536.4
Financial Liabilities
Foreign exchange derivative liabilities	$—	$58.5	$—	$58.5
Interest rate swap derivative liabilities	—	15.8	—	15.8
Cash conversion feature of Cash Convertible Notes	—	1,303.0	—	1,303.0
Contingent consideration	—	—	664.6	664.6
Total liabilities at recurring fair value measurement	$—	$1,377.3	$664.6	$2,041.9

For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including the LIBOR yield curve, foreign exchange forward prices and bank price quotes. Below is a summary of valuation techniques for Level 1 and Level 2 financial assets and liabilities:

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

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the Agila acquisition and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory platform and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at March 31, 2014 and December 31, 2013, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 0.7% to 11.1% were utilized in the valuation. For the contingent consideration related to the Agila acquisition, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three months ended March 31, 2014 and March 31, 2013, accretion of $8.4 million and $7.7 million was recorded in interest expense. A fair value adjustment to decrease the liability by approximately $1.9 million during the three months ended March 31, 2013, was recorded as a component of selling, general and administrative (“SG&A”) expense.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

9.	Debt
Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Coupon	March 31, 2014	December 31, 2013
Revolving Facility		$—	$60.0
Cash Convertible Notes	3.750%	2,066.8	1,828.3
2016 Senior Notes (a)	1.800%	499.3	499.2
2016 Senior Notes (b)	1.350%	499.7	499.7
2018 Senior Notes (c)	2.600%	648.8	648.8
2018 Senior Notes (d)	6.000%	810.7	811.4
2019 Senior Notes (a)	2.550%	498.8	498.8
2020 Senior Notes (d)	7.875%	1,011.7	1,012.0
2023 Senior Notes (a)	3.125%	749.7	733.2
2023 Senior Notes (e)	4.200%	498.1	498.1
2043 Senior Notes (e)	5.400%	496.9	496.9
Other		0.1	0.1
Total long-term debt		$7,780.6	$7,586.5
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

Exchange Offer
In June 2013, the Company issued $500 million aggregate principal amount of 1.800% Senior Notes due 2016 and $650 million aggregate principal amount of 2.600% Senior Notes due June 2018. These notes are the Company’s senior unsecured obligations and were issued to qualified institutional buyers in accordance with Rule 144A and to persons outside of the U.S. pursuant to Regulation S under the Securities Act in a private offering exempt from the registration requirements of the Securities Act.

In connection with the senior notes offering, the Company entered into a registration rights agreement with the initial purchasers of the senior notes. Pursuant to the registration rights agreement, the Company was obligated to use commercially reasonable efforts 1) to file a registration statement with respect to an offer to exchange senior notes (the “exchange offer”) for new notes with the same aggregate principal amount and terms substantially identical in all material respects and 2) to cause the exchange offer registration statement to be declared effective by the SEC under the Securities Act. The Company filed a registration statement with the SEC, which was declared effective on January 31, 2014 and the exchange offer was completed on March 4, 2014.
Cash Convertible Notes
Below is the summary of the components of the Cash Convertible Notes:

(In millions)	March 31, 2014	December 31, 2013	Balance Sheet Classification
Outstanding principal	$574.0	$574.0	Long-term debt
Equity component carrying amount	1,535.1	1,303.3	Long-term debt
Unamortized discount	(42.3)	(49.0)	Long-term debt
Net debt carrying amount	$2,066.8	$1,828.3
Purchased call options	$1,535.1	$1,303.3	Other assets
As of March 31, 2014, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the March 31, 2014 period was more than 130% of the applicable conversion reference price of $13.32, the $574 million of Cash Convertible Notes were convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of 1) the conversion reference rate (currently 75.0751) and 2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Receivables Facility
As of March 31, 2014 and December 31, 2013, the Company’s short-term borrowings under the Receivables Facility were $280 million and $374 million, respectively in the Condensed Consolidated Balance Sheets.
Fair Value
At March 31, 2014 and December 31, 2013, the fair value of the Senior Notes was approximately $5.89 billion and $5.85 billion, respectively. At March 31, 2014 and December 31, 2013, the fair value of the Cash Convertible Notes was approximately $2.11 billion and $1.88 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at March 31, 2014 are as follows for each of the periods ending December 31:

(In millions)	Total
2014	$—
2015	574.0
2016	1,000.0
2017	—
2018	1,450.0
Thereafter	3,250.0
Total	$6,274.0

10.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	March 31, 2014	December 31, 2013
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$0.3	$0.3
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(9.7)	(8.7)
Net unrecognized gains on derivatives, net of tax	69.3	84.8
Foreign currency translation adjustment	(219.3)	(316.5)
	$(159.4)	$(240.1)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2013, net of tax			$84.8	$0.3	$(8.7)	$(316.5)	$(240.1)
Other comprehensive earnings (loss) before reclassifications, before tax			(105.3)	—	(1.7)	97.2	(9.8)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Gain (loss) on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(77.7)		(77.7)				(77.7)
Gain (loss) on interest rate swaps classified as cash flow hedges, included in interest expense		(0.2)	(0.2)				(0.2)
Amortization of actuarial gain (loss) included in SG&A expenses					(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive loss, before tax			(77.9)	—	(0.2)	—	(78.1)
Net other comprehensive earnings (loss), before tax			(27.4)	—	(1.5)	97.2	68.3
Income tax provision			11.9	—	0.5	—	12.4
Balance at March 31, 2014, net of tax			$69.3	$0.3	$(9.7)	$(219.3)	$(159.4)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended March 31, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2012, net of tax			$(30.8)	$1.0	$(13.9)	$(42.8)	$(86.5)
Other comprehensive (loss) earnings before reclassifications, before tax			16.0	(0.3)	—	(140.4)	(124.7)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net revenues	(9.1)		(9.1)				(9.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.7)	(0.7)				(0.7)
Amortization of actuarial gain (loss) included in SG&A expenses					(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive loss, before tax			(9.8)	—	(0.3)	—	(10.1)
Net other comprehensive earnings (loss), before tax			25.8	(0.3)	0.3	(140.4)	(114.6)
Income tax (benefit) provision			(7.3)	0.1	(0.1)	—	(7.3)
Balance at March 31, 2013, net of tax			$(12.3)	$0.8	$(13.7)	$(183.2)	$(208.4)

11.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the three months ended March 31, 2014 and 2013 is as follows:

(In millions)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2013	$2,941.8	$18.1	$2,959.9
Net earnings	115.9	0.7	116.6
Other comprehensive earnings, net of tax	80.7	—	80.7
Stock option activity	21.9	—	21.9
Stock compensation expense	15.4	—	15.4
Issuance of restricted stock, net of shares withheld	(20.1)	—	(20.1)
Tax benefit of stock option plans	18.7	—	18.7
Other	—	(1.4)	(1.4)
March 31, 2014	$3,174.3	$17.4	$3,191.7

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2012	$3,340.7	$15.1	$3,355.8
Net earnings	106.9	0.6	107.5
Other comprehensive loss, net of tax	(121.9)	—	(121.9)
Common stock share repurchase	(500.0)	—	(500.0)
Stock option activity	28.1	—	28.1
Stock compensation expense	12.1	—	12.1
Issuance of restricted stock, net of shares withheld	(7.3)	—	(7.3)
Tax benefit of stock option plans	12.9	—	12.9
March 31, 2013	$2,871.5	$15.7	$2,887.2

12.	Segment Information
Mylan has two segments, “Generics” and “Specialty.” The Generics segment primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as active pharmaceutical ingredients (“API”). The Specialty segment engages mainly in the development and sale of branded specialty nebulized and injectable products.
The Company’s chief operating decision maker evaluates the performance of its segments based on total revenues and segment profitability. Segment profitability represents segment gross profit less direct research and development (“R&D”) expenses and direct SG&A expenses. Certain general and administrative and R&D expenses not allocated to the segments, net charges for litigation settlements, impairment charges and other expenses not directly attributable to the segments, are reported in Corporate/Other. Additionally, amortization of intangible assets and other purchase accounting related items, as well as any other significant special items, are included in Corporate/Other. As a result of changes to the organization structure at the end of 2013, certain R&D and selling and marketing expenses that were previously a component of the Specialty segment profitability are included within the Generics segment profitability beginning in 2014. Items below the earnings from operations line on the Company’s Condensed Consolidated Statements of Operations are not presented by segment, since they are excluded from the measure of segment profitability. The Company does not report depreciation expense, total assets and capital expenditures by segment, as such information is not used by the chief operating decision maker.
The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Intersegment revenues are accounted for at current market values and are eliminated at the consolidated level.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Presented in the table below is segment information for the periods identified and a reconciliation of segment information to total consolidated information.

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended March 31, 2014
Total revenues
Third party	$1,514.5	$201.1	$—	$1,715.6
Intersegment	1.3	1.7	(3.0)	—
Total	$1,515.8	$202.8	$(3.0)	$1,715.6

Segment profitability	$388.2	$99.5	$(248.7)	$239.0

Three Months Ended March 31, 2013
Total revenues
Third party	$1,412.8	$218.7	$—	$1,631.5
Intersegment	0.6	7.9	(8.5)	—
Total	$1,413.4	$226.6	$(8.5)	$1,631.5

Segment profitability	$392.1	$89.8	$(268.1)	$213.8
____________

(1)
Includes certain corporate general and administrative and R&D expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

13.	Contingencies
Legal Proceedings
The Company is involved in various disputes, governmental and/or regulatory inquiries and proceedings and litigation matters that arise from time to time, some of which are described below. The Company is also party to certain litigation matters for which Merck KGaA or Strides Arcolab has agreed to indemnify the Company, pursuant to the respective sale and purchase agreements.

While the Company believes that it has meritorious defenses with respect to the claims asserted against it and intends to vigorously defend its position, the process of resolving matters through litigation or other means is inherently uncertain, and it is not possible to predict the ultimate resolution of any such proceeding. It is possible that an unfavorable resolution of any of the matters described below, or the inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay an indemnified claim, could have a material effect on the Company’s financial position, results of operations and/or cash flows, and could cause the market value of our common stock to decline. Unless otherwise disclosed below, the Company is unable to predict the outcome of the respective litigation or to provide an estimate of the range of reasonably possible losses. Legal costs are recorded as incurred and are classified in SG&A expenses in the Company’s Condensed Consolidated Statements of Operations.

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

Pricing and Medicaid Litigation
Beginning in September 2003, Mylan, MPI and/or Mylan Institutional Inc. (formerly known as UDL Laboratories, Inc. and hereafter “MII”), a wholly owned subsidiary of the Company, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting Average Wholesale Prices (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or MII have been named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York and approximately 40 counties across New York State. Several of these cases were transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases have been litigated in the state courts in which they were filed. Each of the cases seeks money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Mylan and its subsidiaries have denied liability and have defended each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, MII and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and MII were added as parties in February 2001. The claims against Mylan, MPI, MII and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

MII in the various pending pricing litigations. In addition, Mylan has reached settlements of the Alabama, Alaska, California (including the federal share), Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, New York state and county, Oklahoma, South Carolina and Utah state actions. The Company has also reached agreements in principle to settle the Wisconsin and Missouri actions, which are contingent upon the execution of definitive settlement documents. The Company had accrued approximately $56.0 million at March 31, 2014 and December 31, 2013. There were no settlement payments made during the three months ended March 31, 2014. The Company reviews the status of these actions on an ongoing basis, and from time to time, the Company may settle or otherwise resolve these matters on terms and conditions that management believes are in the best interests of the Company. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts that may have been accrued. However, the range of reasonably possible loss above the amount accrued cannot be estimated.

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

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At March 31, 2014, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions allege violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to Modafinil. On March 29, 2010, the Court in the Eastern District of Pennsylvania denied the defendants’ motions to dismiss. Fact discovery has closed and briefing on dispositive motions is ongoing.

In addition, by letter dated July 11, 2006, Mylan was notified by the U.S. Federal Trade Commission (“FTC”) of an investigation relating to the settlement of the Modafinil patent litigation. In its letter, the FTC requested certain information from Mylan, MPI and Mylan Technologies, Inc. pertaining to the patent litigation and the settlement thereof. On March 29, 2007, the FTC issued a subpoena, and on April 26, 2007, the FTC issued a civil investigative demand to Mylan, requesting additional information from the Company relating to the investigation. Mylan has cooperated fully with the government’s investigation and completed all requests for information. On February 13, 2008, the FTC filed a lawsuit against Cephalon in the U.S. District Court for the District of Columbia and the case has subsequently been transferred to the U.S. District Court for the Eastern District of Pennsylvania. On July 1, 2010, the FTC issued a third party subpoena to Mylan, requesting documents in connection with its lawsuit against Cephalon. Mylan has responded to the subpoena. Mylan is not named as a defendant in the FTC’s lawsuit, although the complaint includes certain allegations pertaining to Mylan’s settlement with Cephalon.

Minocycline
On May 1, 2012, the FTC issued a civil investigative demand to Mylan pertaining to an investigation being conducted to determine whether Medicis Pharmaceutical Corporation, Mylan, and/or other generic companies engaged in unfair methods of competition with regard to Medicis’ branded Solodyn® products and generic Solodyn® products, as well as the 2010

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

settlement of Medicis’ patent infringement claims against Mylan and Matrix Laboratories Limited (now known as Mylan Laboratories Limited). Mylan is cooperating with the FTC and has responded to the requests for information.

Beginning in July 2013, Mylan and Mylan Laboratories Limited, along with other drug manufacturers, have been named as defendants in civil lawsuits filed by a variety of plaintiffs in the U.S. District Court for the Eastern District of Pennsylvania, the District of Arizona, and the District of Massachusetts. Those lawsuits have been consolidated in the U.S. District Court for the District of Massachusetts. The plaintiffs purport to represent direct and indirect purchasers of branded or generic Solodyn®, and assert violations of federal and state laws, including allegations in connection with separate settlements by Medicis with each of the other defendants of patent litigation relating to generic Solodyn®.
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits filed in the U.S. District Court for the Southern District of New York, the Northern District of Illinois, and the District of Rhode Island by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos® and Actoplus Met®.

European Commission Proceedings
On or around July 8, 2009, the European Commission (the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited (formerly known as Matrix Laboratories Limited), and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the European Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Les Laboratories Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Limited, Mylan Inc., Niche Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V. and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Limited have filed responses to the Statement of Objections and are vigorously defending themselves against allegations contained therein.

On October 6, 2009, the Company received notice that the Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry and continues to respond to other requests for additional information. The Company is cooperating with the Commission in connection with the investigation, and no statement of objections has been filed against the Company in connection with the investigation.

On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. A Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy on July 25, 2012. Generics [U.K.] Limited filed a response to the Statement of Objections, and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union (“EU”) competition rules and required Generics [U.K.] Limited to pay approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the Commission’s decision. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million issued against Merck KGaA and Generics [U.K.] Limited jointly and severally. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same. The Company had accrued approximately $10.3 million related to this matter at March 31, 2014 and December 31, 2013. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued. However, the range of reasonably possible loss above the amount accrued cannot be estimated.

U.K. Office of Fair Trading
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 of the Treaty on the

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to GlaxoSmithKline, Generics [U.K.] Limited, Alpharma and Ivax LLC. Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. A decision remains pending.

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

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene and Alendronate®. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $15.1 million at March 31, 2014 and $13.8 million at December 31, 2013. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued . However, the range of reasonably possible loss above the amount accrued cannot be estimated.

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

In these and other situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts (i.e., an “at-risk launch” situation). The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include, among other things, damages measured by the profits lost by the patent owner and not necessarily by the profits earned by the infringer. In the case of willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in any case involving an at-risk launch could have a material adverse effect on our financial position, results of operations and cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company”, “Mylan”, “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, the unaudited interim Condensed Consolidated Financial Statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations and cash flows for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s future operations, its anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These often may be identified by the use of words such as “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the inherent challenges, risks and costs in the Company’s ability to identify, acquire and integrate complementary or strategic acquisitions of other companies, products or assets and in achieving anticipated synergies; the Company’s expected or targeted future financial and operating performance and results; the Company’s capacity to bring new products to market, including but not limited to where the Company uses its business judgment and decide to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); the scope, timing and outcome of the legal proceedings as described in Note 13 of the Notes to the Condensed Consolidated Financial Statements included in this Form 10-Q and the impact of any such proceedings on the Company’s consolidated financial condition, results of operations or cash flows; the Company’s ability to protect its intellectual property and preserve its intellectual property rights; the effect of any changes in customer and supplier relationships and customer relationships; the ability to attract and retain key personnel; changes in third-party relationships; the impacts of competition; changes in economic and financial conditions of the Company's business; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and its other filings with the SEC. You can access the Company’s Form 10-K and other filings with the SEC through the SEC website at www.sec.gov, and the Company strongly encourages you to do so. The Company undertakes no obligation to update any forward-looking statements herein for revisions or changes after the filing date of this Form 10-Q. Further, uncertainties or other circumstances, or matters outside of the Company's control between the date of this filing and the date that its Form 10-Q for the three months ended March 31, 2014, is filed with the SEC could potentially result in adjustments to reported results.
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

Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Beginning in 2014, the regions within the Generics segment have been revised to North America, Europe and Rest of World. The Rest of World region includes the former Asia Pacific region, Brazil and export sales to emerging markets, which were previously included in the North America and EMEA regions. This change had no impact on Mylan's segment reporting.

Our generic pharmaceutical business is conducted primarily in the United States (“U.S.”) and Canada (collectively, “North America”); Europe; and India, Australia, Japan, New Zealand and Brazil as well as our export activity into emerging markets (collectively, “Rest of World”). Our API business is conducted through Mylan Laboratories Limited (“Mylan India”), which is included within the Rest of World in our Generics segment. Specialty engages mainly in the development and sale of branded specialty injectable and nebulized products. We also report in Corporate/Other certain R&D expenses, general and administrative expenses, litigation settlements, amortization of intangible assets and certain purchase accounting items, impairment charges, if any, and other items not directly attributable to the segments.

A summary of the Generics Segment’s 2013 total third party net sales and total revenues recast for the geographic change noted above is detailed below:

Recast for Geographic Changes Within the Generics Segment:
(In millions)	Three Months Ended				Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	December 31, 2013
Generics:
North America	$731.5	$716.5	$705.5	$853.1	$3,006.6
Europe	348.5	359.4	346.5	375.3	1,429.7
Rest of World	327.8	374.5	346.9	389.4	1,438.6
Total third-party net sales	1,407.8	1,450.4	1,398.9	1,617.8	5,874.9
Other third-party revenues	5.0	7.8	5.5	7.5	25.8
Intersegment revenues	0.6	1.9	1.7	1.5	5.7
Generics total revenues	$1,413.4	$1,460.1	$1,406.1	$1,626.8	$5,906.4

Significant recent events include the following:
Agila Specialties
On February 27, 2013, the Company announced that it signed definitive agreements to acquire the Agila Specialties business (“Agila”), a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited (“Strides Arcolab”). The transaction closed on December 4, 2013, and the total purchase price was approximately $1.43 billion (net of cash acquired of $3.4 million), which includes estimated contingent consideration of $250 million. The contingent consideration, which could total a maximum of $461 million, is primarily related to the satisfaction of certain regulatory conditions, including any potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies. The acquisition of Agila significantly expands and strengthens Mylan's existing injectables platform and portfolio, and also provides Mylan entry into certain new geographic markets.

Financial Summary
For the three months ended March 31, 2014, Mylan reported total revenues of $1.72 billion, compared to $1.63 billion for the three months ended March 31, 2013. This represents an increase in revenues of $84.1 million, or 5.2%. Consolidated gross profit for the current quarter was $737.8 million, compared to $693.5 million in the comparable prior year period, an increase of $44.3 million, or 6.4%. For the current quarter, earnings from operations were $239.0 million, compared to $213.8 million for the three months ended March 31, 2013, an increase of $25.2 million, or 11.8%.
Net earnings attributable to Mylan Inc. common shareholders increased $9.0 million, or 8.4%, to $115.9 million for the three months ended March 31, 2014, compared to $106.9 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. common shareholders increased from $0.27 to $0.29 for the three months ended

March 31, 2014 compared to the prior year comparable period. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”
Results of Operations
Three Months Ended March 31, 2014, Compared to Three Months Ended March 31, 2013
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $1.72 billion, compared to $1.63 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $1.70 billion, compared to $1.62 billion for the comparable prior year period, representing an increase of $83.6 million, or 5.2%. Other third party revenues for the current quarter were $12.6 million, compared to $12.1 million for the comparable prior year period, an increase of $0.5 million.
Mylan’s current quarter revenues were unfavorably impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, Australia and Japan. When translating total revenues for the current quarter at prior year comparative period exchange rates (“constant currency”), the unfavorable impact of foreign currency translation on current quarter total revenues was approximately $34 million, or 2%. Translating total revenues in the current quarter at prior period foreign currency exchange rates would have resulted in period over period constant currency growth of approximately $118 million, or 7%. The increase in constant currency total revenues was the result of a 7% increase in third party sales in the North America region combined with constant currency revenue growth in the Rest of World region of 27%. Both of these regions are included within the Generics segment. Offsetting these increases was a decline in third party net sales from the Specialty segment of 8% when compared to the prior year period. The contribution from new products, and to a lesser extent, revenue from acquired businesses, totaled approximately $162 million in the first quarter of 2014. On a constant currency basis, revenues from existing products decreased approximately $45 million as a result of a decline in pricing of approximately $17 million and a decline in volume of $28 million.

Cost of sales for the three months ended March 31, 2014 was $977.8 million, compared to $938.0 million for the comparable prior year period. Cost of sales for the current quarter is impacted by the amortization of acquired intangible assets and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $127.8 million in the current quarter. The prior year comparable period cost of sales included similar purchase accounting and restructuring and other special items in the amount of $103.0 million. The increase in current year purchase accounting and restructuring and other special items is principally the result of increased amortization expense as a result of Agila acquisition, which was completed in late 2013. Excluding the amounts related to purchase accounting amortization and restructuring and other special items, cost of sales in the current quarter increased slightly to $850.0 million from $835.0 million.
Gross profit for the three months ended March 31, 2014 was $737.8 million, and gross margins were 43.0%. For the three months ended March 31, 2013, gross profit was $693.5 million, and gross margins were 42.5%. Excluding the purchase accounting and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 50% for the three months ended March 31, 2014 as compared to approximately 49% for the three months ended March 31, 2013. Adjusted gross margins were positively impacted in the current quarter as a result of higher margins on new products by approximately 230 basis points. These increases were partially offset by the impact of unfavorable pricing on existing products, including products launched in the prior year.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 30% and 28% of the Company’s total revenues for the three months ended March 31, 2014 and 2013, respectively.
Generics Segment
For the current quarter, Generics third party net sales were $1.51 billion, compared to $1.41 billion for the comparable prior year period, an increase of $100.5 million, or 7.1%. Foreign currency had an unfavorable impact on third party net sales for the current quarter. When translated at prior year foreign currency exchange rates, Generics third party net sales for the current quarter would have increased by approximately 10% when compared to the prior year period. Generics sales are derived primarily in or from North America, Europe and Rest of World.

Third party net sales from North America were $782.2 million for the current quarter, compared to $731.5 million for the comparable prior year period, representing an increase of $50.7 million, or 6.9%. The increase in current quarter third party net sales, totaling approximately $124 million in the first quarter of 2014, was principally due to sales from new products, and to a lesser extent, revenue from acquired businesses, partially offset by lower pricing and volume on existing products. The effect of foreign currency translation was insignificant within North America.
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
Third party net sales from Europe were $355.9 million for the three months ended March 31, 2014, compared to $348.5 million for the comparable prior year period, an increase of $7.4 million, or 2.1%. Translating current quarter third party net sales from Europe at comparable prior year period exchange rates would have resulted in a year-over-year decrease in third party net sales of approximately $6 million, or 2%. This decrease was primarily the result of lower pricing in a number of European markets in which Mylan operates as a result of government-imposed pricing reductions and competitive market conditions, partially offset by increased volumes in Italy and the United Kingdom and sales from new products, and to a lesser extent, revenues from acquired businesses, within the region.
Local currency net sales from Mylan’s businesses in France decreased compared to the prior year as a result of lower volumes and pricing on existing products, partially offset by new product sales. Sales in France continue to be negatively impacted by government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in the first quarter of 2014 and we remain the market leader.

In Italy, local currency third party net sales increased in the current year versus the prior year as a result of increased volumes on existing products and new product introductions, partially offset by lower pricing.

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

A number of markets in which we operate have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on revenue and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.

In the Rest of World, third party net sales were $370.2 million for the three months ended March 31, 2014, compared to $327.8 million for the comparable prior year period, an increase of $42.4 million, or 12.9%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, third party net sales would have increased by approximately $87 million, or 27%. This increase is primarily driven by higher third party sales volumes from our operations in India, in particular, strong growth in the anti-retroviral (“ARV”) franchise and in Japan and to a lesser extent, revenue from acquired businesses.
The increase in third party net sales from our operations in India, excluding the effect of foreign currency, is due to significant growth in sales of finished dosage form (“FDF”) ARV products used in the treatment of HIV/AIDS. In addition to third party sales, the Rest of World region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany revenues recognized by the Rest of World were approximately $166.5 million and $175.6 million in the three months ended March 31, 2014 and 2013, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net sales.
In Japan, excluding the effect of foreign currency, third party net sales increased as a result of higher volumes and new product introductions. In Australia, local currency third party net sales were essentially flat versus the comparable prior year period as a result of significant government-imposed pricing reform, offset by increased volumes on existing products and new products. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the current quarter, Specialty reported third party net sales of $194.7 million, a decrease of $16.9 million, or 8.0%, from $211.6 million for the comparable prior year period. The decrease was the result of lower sales of the EpiPen® Auto-Injector, as a result of lower volumes due to a decline in wholesaler inventory levels during the quarter, only partially offset by favorable pricing. Net sales in the Specialty segment were also negatively impacted in the current period as a result of the discontinuation of a contract manufacturing agreement unrelated to the EpiPen® Auto-Injector. Offsetting these declines, sales of the Perforomist® Inhalation Solution increased from the comparable prior year period as a result of favorable pricing and volume.
Operating Expenses
Research & Development Expense
R&D for the three months ended March 31, 2014 was $118.0 million, compared to $126.5 million for the comparable prior year period, a decrease of $8.5 million. R&D decreased due primarily to upfront licensing payments of approximately $23 million made in the prior year, which did not recur to this magnitude in 2014. Partially offsetting this decrease are increases in the expenses related to the development of our respiratory and biologics programs, as well as the timing of internal and external product development projects.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $377.7 million, compared to $351.4 million for the comparable prior year period, an increase of $26.3 million. Factors contributing to the increase in SG&A include increased marketing costs incurred within the Specialty segment and North American region of the Generics segment of approximately $15 million as well as the loss on the disposal of certain assets during the current year totaling approximately $9 million.
Litigation Settlements, net
During the three months ended March 31, 2014 and 2013, the Company recorded a $3.1 million charge, net, and $1.8 million charge, net, respectively, for litigation settlements principally related to product liability claims.
Interest Expense
Interest expense for the three months ended March 31, 2014 totaled $82.7 million, compared to $78.0 million for the three months ended March 31, 2013. The increase is primarily due to higher interest expense related to clean energy investments and non-cash accretion of contingent consideration liabilities. Included in interest expense is the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $7.0 million for the current quarter and $6.2 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the current quarter is $8.4 million compared to $7.7 million for the comparable prior year period.
Other (Expense) Income, Net
Other (expense) income, net, was expense of $4.6 million in the current quarter, compared to income of $3.4 million for the comparable prior year period. Other (expense) income, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. The change in the first quarter of 2014 as compared to the prior period was primarily due to increased losses from equity affiliates, principally from the clean energy partnerships, partially offset by higher foreign exchange gains.
Adjusted Earnings
Adjusted earnings are an alternative view of performance used by management. Management believes that, primarily due to acquisitions, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with GAAP, and management also believes that investors’ understanding of our performance is enhanced by these adjusted measures. Adjusted net earnings attributable to Mylan Inc. (“Adjusted Earnings”) and adjusted earnings per diluted share (“Adjusted EPS”) are two of the most important internal financial metrics related to the ongoing operating performance of the Company. Actual internal and forecasted operating results and annual budgets include Adjusted Earnings and Adjusted EPS, and the financial performance of the Company is measured by senior management on this basis along with other performance metrics. Management’s annual incentive compensation is derived in part based on the Adjusted EPS metric.

Whenever the Company uses such non-GAAP financial measures, it will provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors and other readers are encouraged to review the related GAAP financial measures and the reconciliation of non-GAAP financial measures to their most closely applicable GAAP financial measure set forth below and should consider non-GAAP financial measures only as a supplement to, not as a substitute for or as a superior measure to, measures of financial performance prepared in accordance with GAAP. Additionally, since Adjusted Earnings and Adjusted EPS are not financial measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar financial measures of other companies.

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

•
Certain acquisition related remediation and integration and planning costs, as well as other costs associated with acquisitions and other optimization initiatives, which are not part of a formal restructuring program, including employee separation and post-employment costs;

•
The pre-tax loss of the Company’s investments in clean energy partnerships, whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code; only included in Adjusted Earnings and Adjusted EPS is the net tax effect of the entities’ activities;

•	Certain costs to further develop and optimize our global enterprise resource planning systems, operations and supply chain; and

•	Certain costs related to new operations and significant alliances/business partnerships including certain upfront and/or milestone research and development payments.

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

Litigation Settlements, net
Charges and gains related to legal matters, such as those discussed in the Notes to Condensed Consolidated Financial Statements — Note 13, “Contingencies” are excluded. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.

A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three Months Ended
	March 31,
(In millions, except per share amounts)	2014		2013
GAAP net earnings attributable to Mylan Inc. and GAAP diluted EPS	$115.9	$0.29	$106.9	$0.27
Purchase accounting related amortization (primarily included in cost of sales) (a)	103.7		92.1
Litigation settlements, net	3.1		1.8
Interest expense, primarily amortization of convertible debt discount	10.9		7.7
Non-cash accretion and fair value adjustments of contingent consideration liability	8.4		5.8
Clean energy investments pre-tax loss (b)	19.4		4.4
Acquisition related costs (primarily included in cost of sales and selling, general and administrative expense)	23.4		19.4
Restructuring and other special items included in:
Cost of sales	10.3		10.9
Research and development expense	0.9		23.3
Selling, general and administrative expense	19.4		24.0
Other (expense) income, net	(3.0)		6.8
Tax effect of the above items and other income tax related items	(52.0)		(57.2)
Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$260.4	$0.66	$245.9	$0.62
Weighted average diluted common shares outstanding	396.7		399.0
____________

(a)	Purchase accounting related amortization expense for the three months ended March 31, 2013, includes $5.1 million of in-process research and development asset impairment charges.

(b)
Adjustment represents exclusion of the pre-tax loss related to Mylan’s investments in clean energy partnerships, the activities of which qualify for income tax credits under section 45 of the U.S. Internal Revenue Code. The amount is included in other (expense) income, net.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $268.1 million for the three months ended March 31, 2014. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Net cash provided by operating activities increased by $180.5 million to $268.1 million for the three months ended March 31, 2014, as compared to net cash provided by operating activities of $87.6 million for the three months ended March 31, 2013. The net increase in cash provided by operating activities was principally due to the following:

•
a net increase in the amount of cash provided by accounts receivable, including estimated sales allowances, of $170.7 million, reflecting the timing of sales, cash collections and disbursements related to sales allowances;

•	a net decrease in the amount of cash used through changes in deferred income taxes of $23.1 million; and

•
a net decrease of $30.9 million in the amount of cash used through changes in inventory balances. The decrease in cash utilized for inventory in 2014 (as compared to 2013) reflects a lower level of increases in raw material, work in process and finished goods inventories as compared to the prior year. The higher prior year investment was primarily due to an inventory build beginning in late 2012 in anticipation of additional manufacturing capacity in India that came on-line in early 2013. Nevertheless, we continue to anticipate that we will invest in inventory in 2014 primarily to support anticipated volume growth including new product launches.

These items were offset by the following:

•	a net increase in the amount of cash used through changes in income taxes of $56.6 million as a result of the level of estimated tax payments made during the current year; and

•	a net increase in the amount of cash used through changes in trade accounts payable of $38.6 million as a result of the timing of cash payments.
Cash used in investing activities was $201.2 million for the three months ended March 31, 2014, as compared to $142.3 million for the three months ended March 31, 2013, an increase of $58.9 million. Capital expenditures, primarily for equipment and facilities, were approximately $72.3 million in the current period, as compared to $53.1 million in the comparable prior year period. The increase as compared to 2013 is the result of expenditures to expand our global operating platform, including capital investments in our strategic growth drivers and a new global headquarters. While there can be no assurance that current expectations will be realized, capital expenditures for the 2014 calendar year are expected to be approximately $350 million to $450 million. In addition, during the three months ended March 31, 2014, payments for product rights and other investing activities, net includes payments totaling $120 million to acquire certain commercialization rights in the U.S. and other countries. During the three months ended March 31, 2013, cash paid for the acquisition of a manufacturing operation in India totaled $32.1 million and restricted cash increased $53.1 million.
Cash used in financing activities was $114.6 million for the three months ended March 31, 2014, as compared to cash provided by financing activities of $6.6 million for the three months ended March 31, 2013, a change of $121.2 million. During the three months ended March 31, 2014 the Company repaid approximately $94.0 million under our accounts receivable securitization facility (the “Receivables Facility”). This repayment was partially offset by an increase in short-term borrowings in India. Additionally, the Company repaid a net $60.0 million under the Revolving Facility during the three months ended March 31, 2014. During the three months ended March 31, 2013, the Company completed a share repurchase program by purchasing approximately 16.3 million of common stock for approximately $500 million. In addition, during the three months ended March 31, 2013, net borrowings under the Revolving Facility totaled $310 million and the Company borrowed an additional $120 million under the Receivables Facility. The proceeds of these borrowings were principally utilized to fund the share repurchase program.
The Company has no significant long-term debt due for the remainder of 2014. The Company’s next significant debt maturity is in 2015, and our current intention is to repay such amounts at maturity using available liquidity. In addition, our cash and cash equivalents at our foreign operations totaled $156 million at March 31, 2014. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our foreign subsidiaries. The

Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. If these funds are needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds.
As of March 31, 2014, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the March 31, 2014 period was more than 130% of the applicable conversion reference price of $13.32, the $574 million of Cash Convertible Notes were convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of 1) the conversion reference rate (currently 75.0751) and 2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow and could cause the market value of our common stock to decline. We have approximately $100 million accrued for such legal contingencies. For certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has agreed to indemnify Mylan. Strides Arcolab has also agreed to indemnity Mylan for certain contingencies related to our acquisition of Agila. The inability or denial of Merck KGaA or Strides Arcolab to pay on an indemnified claim could have a material adverse effect on our financial position, results of operations or cash flows, and could cause the market value of our common stock to decline.
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
At March 31, 2014 and December 31, 2013, we had $52.0 million and $53.2 million outstanding under existing letters of credit, respectively. Additionally, as of March 31, 2014, we had $137.3 million available under the $150 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.
Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at March 31, 2014 are as follows for each of the periods ending December 31:

(In millions)	Total
2014	$—
2015	574.0
2016	1,000.0
2017	—
2018	1,450.0
Thereafter	3,250.0
Total	$6,274.0
The Senior Credit Agreement contains customary affirmative covenants for facilities of this type, including among others, covenants pertaining to the delivery of financial statements, notices of default and certain material events, maintenance of business existence and insurance, and compliance with laws, as well as customary negative covenants for facilities of this type, including limitations on the incurrence of subsidiary indebtedness and limitations on liens, mergers and certain other fundamental changes, investments and loans, transactions with affiliates, payments of dividends and other restricted payments, and changes in our lines of business. The Senior Credit Agreement contains a maximum consolidated leverage ratio financial covenant. We have been compliant with the financial covenants during 2014, and we expect to remain in compliance for the next twelve months.
Under the Company’s Receivables Facility, any amounts outstanding under the facility are recorded as a secured loan and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. At March 31, 2014, there were $280 million of short-term borrowings outstanding under the Receivables Facility. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to $500 million.
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

Additionally, we are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The amount of contingent consideration recorded was $423 million and $415 million at March 31, 2014 and December 31, 2013, respectively. In addition, the Company expects to incur approximately $35 million to $40 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
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

ITEM 1A.	RISK FACTORS
There are no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

ITEM 6.	EXHIBITS

4.1
Indenture, dated as of June 25, 2013, among the registrant, the guarantors thereto and The Bank of New York Mellon, as trustee, filed as Exhibit 4.1 to the Report on Form 8-K filed with the SEC on June 27, 2013, and incorporated herein by reference.

10.1
Third Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Robert J. Coury, filed as Exhibit 10.1 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.2
Amendment No. 6 to Retirement Benefit Agreement by and between Mylan Inc. and Robert J. Coury, filed as Exhibit 10.2 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.3
Second Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Heather Bresch, filed as Exhibit 10.3 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.4
Second Amended and Restated Executive Employment Agreement, entered into on February 25, 2014, by and between Mylan Inc. and Rajiv Malik, filed as Exhibit 10.4 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.5
Form of Performance-Based Stock Appreciation Rights Award Agreement under the Mylan Inc. One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, filed as Exhibit 10.5 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.6
Form of Performance-Based Restricted Stock Unit Award Agreement under the Mylan Inc. One-Time Special Five-Year Performance-Based Realizable Value Incentive Program, filed as Exhibit 10.6 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.7	Amendment to Amended and Restated 2003 Long-Term Incentive Plan, filed as Exhibit 10.7 to the Report on Form 8-K filed with the SEC on February 28, 2014, and incorporated herein by reference.*

10.8
Amendment No. 5 to Receivables Purchase Agreement, dated as of April 3, 2014, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

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
May 1, 2014

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
May 1, 2014

/s/ Daniel C. Rizzo, Jr.
Daniel C. Rizzo, Jr.
Senior Vice President, Chief Accounting
Officer and Corporate Controller
(Principal Accounting Officer)
May 1, 2014

EXHIBIT INDEX

10.8
Amendment No. 5 to Receivables Purchase Agreement, dated as of April 3, 2014, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

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