Form 10-Q
period 2014-06-30
MYLAN INC.
filed 2014-08-07
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	August 1, 2014
$0.50 par value	374,047,341

MYLAN INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
June 30, 2014

PART I — FINANCIAL INFORMATION

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Net sales	$1,816.4	$1,687.3	$3,519.4	$3,306.7
Other revenues	20.9	14.4	33.5	26.5
Total revenues	1,837.3	1,701.7	3,552.9	3,333.2
Cost of sales	1,028.5	959.3	2,006.3	1,897.3
Gross profit	808.8	742.4	1,546.6	1,435.9
Operating expenses:
Research and development	155.4	111.4	273.4	237.9
Selling, general and administrative	404.1	315.4	781.8	666.8
Litigation settlements, net	23.2	6.9	26.3	8.7
Total operating expenses	582.7	433.7	1,081.5	913.4
Earnings from operations	226.1	308.7	465.1	522.5
Interest expense	84.6	81.8	167.3	159.8
Other expense, net	3.7	7.2	8.3	3.8
Earnings before income taxes and noncontrolling interest	137.8	219.7	289.5	358.9
Income tax provision	11.2	41.0	46.3	72.7
Net earnings	126.6	178.7	243.2	286.2
Net earnings attributable to the noncontrolling interest	(1.4)	(1.0)	(2.1)	(1.6)
Net earnings attributable to Mylan Inc. common shareholders	$125.2	$177.7	$241.1	$284.6
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.34	$0.47	$0.65	$0.73
Diluted	$0.32	$0.46	$0.61	$0.72
Weighted average common shares outstanding:
Basic	373.8	381.2	373.1	387.2
Diluted	397.4	387.1	397.0	393.0

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net earnings	$126.6	$178.7	$243.2	$286.2
Other comprehensive earnings (loss), before tax:
Foreign currency translation adjustment	39.4	(221.6)	136.6	(362.0)
Change in unrecognized (loss) gain and prior service cost related to defined benefit plans	(3.6)	4.2	(5.1)	4.5
Net unrecognized (loss) gain on derivatives	(47.8)	122.7	(75.2)	148.5
Net unrealized gain (loss) on marketable securities	0.1	(0.7)	0.1	(1.0)
Other comprehensive (loss) earnings, before tax	(11.9)	(95.4)	56.4	(210.0)
Income tax (benefit) provision	(18.6)	50.9	(31.0)	58.2
Other comprehensive earnings (loss), net of tax	6.7	(146.3)	87.4	(268.2)
Comprehensive earnings	133.3	32.4	330.6	18.0
Comprehensive earnings attributable to the noncontrolling interest	(1.4)	(1.0)	(2.1)	(1.6)
Comprehensive earnings attributable to Mylan Inc. common shareholders	$131.9	$31.4	$328.5	$16.4

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Assets
Current assets:
Cash and cash equivalents	$193.9	$291.3
Accounts receivable, net	1,761.6	1,820.0
Inventories	1,791.1	1,656.9
Deferred income tax benefit	258.6	250.1
Prepaid expenses and other current assets	471.9	452.9
Total current assets	4,477.1	4,471.2
Property, plant and equipment, net	1,755.8	1,665.5
Intangible assets, net	2,416.2	2,517.9
Goodwill	4,392.8	4,340.5
Deferred income tax benefit	91.5	77.8
Other assets	2,469.4	2,221.9
Total assets	$15,602.8	$15,294.8

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$962.5	$1,072.8
Short-term borrowings	248.0	439.8
Income taxes payable	74.9	49.7
Current portion of long-term debt and other long-term obligations	58.0	3.6
Deferred income tax liability	0.2	1.5
Other current liabilities	1,257.7	1,396.6
Total current liabilities	2,601.3	2,964.0
Long-term debt	7,918.2	7,586.5
Other long-term obligations	1,302.0	1,269.1
Deferred income tax liability	428.6	515.3
Total liabilities	12,250.1	12,334.9
Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 545,540,180 and 543,978,030 as of June 30, 2014 and December 31, 2013	272.8	272.0
Additional paid-in capital	4,148.5	4,103.6
Retained earnings	2,926.2	2,685.1
Accumulated other comprehensive loss	(152.7)	(240.1)
	7,194.8	6,820.6
Noncontrolling interest	18.7	18.1
Less: Treasury stock — at cost
Shares: 171,572,626 and 172,373,900 as of June 30, 2014 and December 31, 2013	3,860.8	3,878.8
Total equity	3,352.7	2,959.9
Total liabilities and equity	$15,602.8	$15,294.8

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$243.2	$286.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	264.4	247.0
Stock-based compensation expense	32.5	23.3
Change in estimated sales allowances	337.1	(26.1)
Deferred income tax benefit	(92.9)	(16.7)
Loss from equity method investments	43.0	7.9
Other non-cash items	107.4	47.1
Litigation settlements, net	26.3	8.7
Changes in operating assets and liabilities:
Accounts receivable	(249.0)	(107.6)
Inventories	(178.2)	(169.2)
Trade accounts payable	0.6	81.3
Income taxes	(9.5)	(42.5)
Other operating assets and liabilities, net	(77.4)	(65.4)
Net cash provided by operating activities	447.5	274.0
Cash flows from investing activities:
Capital expenditures	(153.3)	(125.7)
Change in restricted cash	—	(50.6)
Cash paid for acquisitions, net	(33.0)	(37.1)
Proceeds from sale of property, plant and equipment	5.0	—
Purchase of marketable securities	(10.5)	(9.5)
Proceeds from sale of marketable securities	7.8	5.3
Payments for product rights and other, net	(135.3)	(13.6)
Net cash used in investing activities	(319.3)	(231.2)
Cash flows from financing activities:
Payment of financing fees	(2.6)	(18.5)
Purchase of common stock	—	(500.0)
Change in short-term borrowings, net	(193.3)	113.9
Proceeds from issuance of long-term debt	240.0	1,758.3
Payment of long-term debt	(300.0)	(1,517.3)
Proceeds from exercise of stock options	29.9	38.7
Taxes paid related to net share settlement of equity awards	(22.8)	—
Other items, net	21.3	17.2
Net cash used in financing activities	(227.5)	(107.7)
Effect on cash of changes in exchange rates	1.9	(7.7)
Net decrease in cash and cash equivalents	(97.4)	(72.6)
Cash and cash equivalents — beginning of period	291.3	350.0
Cash and cash equivalents — end of period	$193.9	$277.4

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
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
These interim financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the Company’s Current Report on Form 8-K filed on August 6, 2014. The December 31, 2013 Condensed Consolidated Balance Sheet, as updated, was derived from audited financial statements.
The interim results of operations, comprehensive earnings and cash flows for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. The Company computed its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period. The estimated annual effective tax rate for 2014 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2014 United States (“U.S.”) tax liabilities.

2.	Revenue Recognition and Accounts Receivable
Mylan recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the six months ended June 30, 2014. Such allowances were $1.56 billion and $1.24 billion at June 30, 2014 and December 31, 2013, respectively. Other current liabilities include $299.5 million and $281.1 million at June 30, 2014 and December 31, 2013, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. As of June 30, 2014 and December 31, 2013, there were $537.9 million and $723.1 million of securitized accounts receivable.

3.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years and can be applied using a full retrospective or modified retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations and cash flows.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

4.	Acquisitions
Agila Specialties
On February 27, 2013, the Company announced that it had signed definitive agreements to acquire the Agila Specialties businesses (“Agila”), a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited (“Strides Arcolab”). The transaction closed on December 4, 2013, and the total purchase price was approximately $1.43 billion (net of cash acquired of $3.4 million), which included estimated contingent consideration of $250 million. The contingent consideration, which could total a maximum of $461 million, is primarily related to the satisfaction of certain regulatory conditions, including potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies. The acquisition of Agila significantly expands and strengthens Mylan's existing injectables platform and portfolio, and also provides Mylan entry into certain new geographic markets.
In accordance with GAAP, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the six months ended June 30, 2014, adjustments were made to the preliminary amounts recorded at December 31, 2013 primarily related to working capital and deferred taxes. These adjustments are reflected in the values presented below and in the updated December 31, 2013 consolidated balance sheet. The allocation of the $1.43 billion purchase price to the assets acquired and liabilities assumed for Agila is as follows:

(In millions)
Current assets (excluding inventories)	$45.5
Inventories	37.3
Property, plant and equipment	146.2
Identified intangible assets	280.0
In-process research and development	436.0
Goodwill	936.6
Other assets (including equity method investment)	152.8
Total assets acquired	2,034.4
Current liabilities	(242.0)
Deferred tax liabilities	(235.1)
Other non-current liabilities	(123.6)
Net assets acquired	$1,433.7

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

The identified intangible assets of $280 million are comprised of $221 million of product rights and licenses that have a weighted average useful life of eight years and $59 million of customer relationships that have a weighted average useful life of five years. The equity method investment of $125 million represents the fair value of Agila’s 50% interest in Sagent Agila LLC (“Sagent Agila”). Payments for product rights and other, net on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014, includes payments totaling $120 million to acquire certain commercialization rights in the U.S. and other countries. The goodwill of $937 million arising from the acquisition consisted largely of the value of the

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

employee workforce and the value of products to be developed in the future. All of the goodwill was assigned to Mylan’s Generics segment. None of the goodwill recognized is currently expected to be deductible for income tax purposes.

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

	Three Months Ended	Six Months Ended
(In millions, except per share amounts)	June 30, 2013	June 30, 2013
Total revenues	$1,751.9	$3,445.8
Net earnings attributable to Mylan Inc. common shareholders	$145.7	$229.7
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.38	$0.59
Diluted	$0.37	$0.58
Weighted average common shares outstanding:
Basic	381.2	387.2
Diluted	387.1	393.0

Other Acquisitions
On June 30, 2014, the Company acquired certain product rights and other intangible assets in, or for, Australia, New Zealand and Brazil. In accordance with GAAP, the Company used the purchase method of accounting to account for this transaction. The purchase price for these assets was $50.0 million, of which $17.0 million was paid subsequent to June 30, 2014. The preliminary purchase price allocation resulted in $36.7 million of intangible assets which was included in product rights and licenses, and goodwill of approximately $13.3 million which was assigned to Mylan’s Generics segment. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by GAAP. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date.

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
The following table summarizes stock option and SAR (“stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2013	13,563,881	$22.05
Granted	5,653,732	52.61
Exercised	(1,586,817)	19.34
Forfeited	(355,868)	28.36
Outstanding at June 30, 2014	17,274,928	$32.21
Vested and expected to vest at June 30, 2014	16,610,392	$32.19
Exercisable at June 30, 2014	8,390,521	$20.12
As of June 30, 2014, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 7.30 years, 7.26 years and 5.39 years, respectively. Also, at June 30, 2014, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $344.0 million, $331.1 million and $263.8 million respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including PSUs, (“restricted stock awards”) as of June 30, 2014 and the changes during the six months ended June 30, 2014 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2013	3,321,836	$27.13
Granted	2,083,796	40.30
Released	(1,160,689)	25.58
Forfeited	(188,922)	29.61
Nonvested at June 30, 2014	4,056,021	$34.25
As of June 30, 2014, the Company had $163.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 3.17 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the six months ended June 30, 2014 and 2013 was $112.8 million and $51.6 million, respectively.
Under the 2014 Program, approximately 4.4 million SARs and 1.5 million PSUs were granted. The fair value of the Awards was determined using a Monte Carlo simulation as both the SARs and PSUs contain the same performance and market conditions. The Monte Carlo simulation involves a series of random trials that result in different future stock price paths over the contractual life of the SAR or PSU based on appropriate probability distributions. Conditions are imposed on each Monte Carlo simulation to determine the extent to which the performance conditions would have been met, and therefore the extent to which the Awards would have vested, for the particular stock price path. Once the Company determines that it is probable that the performance targets will be met, compensation expense is recorded for these Awards. Each SAR or PSU is equal to one common share with the maximum value of each Award upon vesting subject to varying limitations.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The key assumptions used in the valuation of the Awards are as follows:

2014
Volatility	29.4%
Risk-free interest rate	1.6%
Expected term (years)	5.0
Forfeiture rate	5.5%
Weighted average grant date fair value per stock appreciation right	$9.43
Weighted average grant date fair value per performance award	$34.58

6.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In millions)	June 30, 2014	December 31, 2013
Inventories:
Raw materials	$574.6	$482.8
Work in process	309.4	310.0
Finished goods	907.1	864.1
	$1,791.1	$1,656.9

Property, plant and equipment:
Land and improvements	$82.6	$75.1
Buildings and improvements	811.1	747.0
Machinery and equipment	1,715.5	1,698.4
Construction in progress	283.2	207.7
	2,892.4	2,728.2
Less accumulated depreciation	1,136.6	1,062.7
	$1,755.8	$1,665.5

Other current liabilities:
Legal and professional accruals, including litigation accruals	$102.1	$145.8
Payroll and employee benefit plan accruals	213.7	288.8
Accrued sales allowances	299.5	281.1
Accrued interest	71.1	68.5
Fair value of financial instruments	1.5	74.3
Other	569.8	538.1
	$1,257.7	$1,396.6

Contingent consideration included in other current liabilities totaled $250 million at June 30, 2014 and December 31, 2013. Contingent consideration included in other long-term obligations is $431.8 million and $414.6 million at June 30, 2014 and December 31, 2013, respectively. Included in prepaid expenses and other current assets is $131.4 million and $129.5 million of restricted cash at June 30, 2014 and December 31, 2013, respectively. An additional $100 million of restricted cash is classified in other long-term assets at June 30, 2014 and December 31, 2013 principally related to amounts deposited in escrow, or restricted amounts, for potential contingent consideration payments related to the Agila acquisition.
The Company’s equity method investments in clean energy investments, whose activities qualify for income tax credits under section 45 of the U.S. Internal Revenue Code, totaled $386.1 million and $401.7 million at June 30, 2014 and

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

December 31, 2013, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets. Liabilities related to these investments totaled $414.9 million and $415.4 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, $370.7 million of these liabilities are included in other long-term obligations and $44.2 million are included in other current liabilities in the Condensed Consolidated Balance Sheets.
As part of the Agila acquisition, the Company acquired a 50% interest in Sagent Agila, which was established in 2007 between Agila and Sagent Pharmaceuticals, Inc. and is accounted for using the equity method of accounting. Sagent Agila was established to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market. The initial term of the venture expires upon the tenth anniversary of the formation. The equity method investment included in other assets totaled $116.6 million and $123.2 million at June 30, 2014 and December 31, 2013, respectively, in the Condensed Consolidated Balance Sheets. The results of Sagent Agila were not material to Mylan’s interim financial statements.

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
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to certain anti-dilution provisions. In 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) for new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. Both the Old and New Warrants meet the definition of derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments have been determined to be indexed to the Company’s own common stock and meet the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. The dilutive impact of the Old and New Warrants are included in the calculation of diluted earnings per share based upon the average market value of the Company’s common stock during the period as compared to the exercise price. For the three and six months ended June 30, 2014, 17.3 million warrants and 17.1 million warrants, respectively, were included in the calculation of diluted earnings per share. For the three and six months ended June 30, 2013, 0.7 million warrants were included in the calculation of diluted earnings per share.
Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$125.2	$177.7	$241.1	$284.6
Shares (denominator):
Weighted average common shares outstanding	373.8	381.2	373.1	387.2
Basic earnings per common share attributable to Mylan Inc. common shareholders	$0.34	$0.47	$0.65	$0.73

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$125.2	$177.7	$241.1	$284.6
Shares (denominator):
Weighted average common shares outstanding	373.8	381.2	373.1	387.2
Stock-based awards and warrants	23.6	5.9	23.9	5.8
Total dilutive shares outstanding	397.4	387.1	397.0	393.0
Diluted earnings per common share attributable to Mylan Inc. common shareholders	$0.32	$0.46	$0.61	$0.72
Additional stock awards and restricted stock awards were outstanding during the periods ended June 30, 2014 and 2013, but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Such anti-dilutive awards represented 7.3 million shares and 5.2 million shares for the three and six months ended June 30, 2014, respectively, and 2.9 million shares and 2.0 million shares for the three and six months ended June 30, 2013, respectively.

8.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

(In millions)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2013:
Goodwill	$3,991.4	$734.1	$4,725.5
Accumulated impairment losses	—	(385.0)	(385.0)
	3,991.4	349.1	4,340.5
Acquisitions	13.3	—	13.3
Divestment	(10.5)	—	(10.5)
Foreign currency translation	49.5	—	49.5
	$4,043.7	$349.1	$4,392.8
Balance at June 30, 2014:
Goodwill	$4,043.7	$734.1	$4,777.8
Accumulated impairment losses	—	(385.0)	(385.0)
	$4,043.7	$349.1	$4,392.8

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Intangible assets consist of the following components at June 30, 2014 and December 31, 2013:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
June 30, 2014
Amortized intangible assets:
Patents and technologies	20	$116.6	$95.1	$21.5
Product rights and licenses	10	3,640.5	2,198.3	1,442.2
Other (1)	8	173.6	67.7	105.9
		3,930.7	2,361.1	1,569.6
In-process research and development		846.6	—	846.6
		$4,777.3	$2,361.1	$2,416.2
December 31, 2013
Amortized intangible assets:
Patents and technologies	20	$116.6	$93.8	$22.8
Product rights and licenses	10	3,559.5	2,018.1	1,541.4
Other (1)	8	174.0	59.4	114.6
		3,850.1	2,171.3	1,678.8
In-process research and development		839.1	—	839.1
		$4,689.2	$2,171.3	$2,517.9
____________

(1)	Other intangible assets consist principally of customer lists and contracts.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the six months ended June 30, 2014 and 2013, was $178.7 million and $176.3 million, respectively. Amortization expense is expected to be approximately $183 million for the remainder of 2014 and $358 million, $276 million, $230 million and $182 million for the years ended December 31, 2015 through 2018, respectively.
Indefinite-lived intangible assets, such as the Company’s IPR&D assets, are tested at least annually for impairment, but they may also be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested. During the six months ended June 30, 2013, the Company recorded impairment charges related to IPR&D assets of $5.1 million.
During the six months ended June 30, 2014 and 2013, approximately $6.8 million and $6.5 million, respectively, were reclassified from acquired IPR&D to product rights and licenses.

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
At June 30, 2014, the convertible note hedge had a total fair value of $1.65 billion, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.
The Company regularly reviews the creditworthiness of its financial counterparties and does not expect to incur a significant loss from failure of any counterparties to perform under any agreements.
The Company records all derivative instruments on a gross basis in the Condensed Consolidated Balance Sheets. Accordingly, there are no offsetting amounts that net assets against liabilities. The asset and liability balances presented in the tables below reflect the gross amounts of derivatives recorded in the Company’s interim financial statements.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$52.3	Prepaid expenses and other current assets	$90.3
Foreign currency forward contracts	Prepaid expenses and other current assets	11.6	Prepaid expenses and other current assets	—
Interest rate swaps	Other assets	24.3	Other assets	93.1
Total		$88.2		$183.4

	Liability Derivatives
	June 30, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$—	Other current liabilities	$15.8
Foreign currency forward contracts	Other current liabilities	—	Other current liabilities	53.1
Total		$—		$68.9

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	June 30, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$6.6	Prepaid expenses and other current assets	$6.4
Purchased cash convertible note hedge	Other assets	1,650.3	Other assets	1,303.0
Total		$1,656.9		$1,309.4

	Liability Derivatives
	June 30, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$1.5	Other current liabilities	$5.4
Cash conversion feature of Cash Convertible Notes	Long-term debt	1,650.3	Long-term debt	1,303.0
Total		$1,651.8		$1,308.4

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013
Interest rate swaps	Interest expense	$23.7	$(8.0)	$47.8	$(9.8)
Total		$23.7	$(8.0)	$47.8	$(9.8)

	Location of (Loss) or Gain Recognized in Earnings on Hedged Items	Amount of (Loss) or Gain Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013
2016 Senior Notes (1.800% coupon)	Interest expense	$(0.9)	$2.6	$(0.9)	$2.6
2018 Senior Notes (6.000% coupon)	Interest expense	—	8.8	1.1	14.1
2023 Senior Notes (3.125% coupon)	Interest expense	(14.4)	—	(30.9)	—
Total		$(15.3)	$11.4	$(30.7)	$16.7

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of (Loss) or Gain Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2014	2013	2014	2013
Foreign currency forward contracts	$(5.6)	$(52.2)	$6.0	$(47.5)
Interest rate swaps	(34.4)	110.3	(76.9)	115.0
Total	$(40.0)	$58.1	$(70.9)	$67.5

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2014	2013	2014	2013
Foreign currency forward contracts	Net sales	$(10.0)	$(12.8)	$(25.3)	$(21.9)
Interest rate swaps	Interest expense	(0.1)	(0.7)	(0.3)	(1.4)
Interest rate swaps	Other expense, net	—	(0.8)	—	(0.8)
Total		$(10.1)	$(14.3)	$(25.6)	$(24.1)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2014	2013	2014	2013
Foreign currency forward contracts	Other expense, net	$19.3	$19.1	$42.1	$27.2
Total		$19.3	$19.1	$42.1	$27.2

At June 30, 2014, the Company expects that approximately $29 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
(In millions)		2014	2013	2014	2013
Foreign currency forward contracts	Other expense, net	$3.0	$7.4	$7.6	$(3.8)
Cash conversion feature of Cash Convertible Notes	Other expense, net	(115.2)	(88.1)	(347.0)	(143.4)
Purchased cash convertible note hedge	Other expense, net	115.2	88.1	347.0	143.4
Total		$3.0	$7.4	$7.6	$(3.8)
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	June 30, 2014
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$40.9	$—	$—	$40.9
Total cash equivalents	40.9	—	—	40.9
Trading securities:
Equity securities — exchange traded funds	20.0	—	—	20.0
Total trading securities	20.0	—	—	20.0
Available-for-sale fixed income investments:
U.S. Treasuries	—	13.1	—	13.1
Corporate bonds	—	11.7	—	11.7
Agency mortgage-backed securities	—	0.6	—	0.6
Other	—	2.3	—	2.3
Total available-for-sale fixed income investments	—	27.7	—	27.7
Available-for-sale equity securities:
Biosciences industry	0.2	—	—	0.2
Total available-for-sale equity securities	0.2	—	—	0.2
Foreign exchange derivative assets	—	18.2	—	18.2
Interest rate swap derivative assets	—	76.6	—	76.6
Purchased cash convertible note hedge	—	1,650.3	—	1,650.3
Total assets at recurring fair value measurement	$61.1	$1,772.8	$—	$1,833.9
Financial Liabilities
Foreign exchange derivative liabilities	$—	$1.5	$—	$1.5
Interest rate swap derivative liabilities	—	—	—	—
Cash conversion feature of Cash Convertible Notes	—	1,650.3	—	1,650.3
Contingent consideration	—	—	681.8	681.8
Total liabilities at recurring fair value measurement	$—	$1,651.8	$681.8	$2,333.6

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total cash equivalents	—	—	—	—
Trading securities:
Equity securities — exchange traded funds	16.6	—	—	16.6
Total trading securities	16.6	—	—	16.6
Available-for-sale fixed income investments:
U.S. Treasuries	—	12.8	—	12.8
Corporate bonds	—	10.7	—	10.7
Agency mortgage-backed securities	—	0.7	—	0.7
Other	—	2.6	—	2.6
Total available-for-sale fixed income investments	—	26.8	—	26.8
Available-for-sale equity securities:
Biosciences industry	0.2	—	—	0.2
Total available-for-sale equity securities	0.2	—	—	0.2
Foreign exchange derivative assets	—	6.4	—	6.4
Interest rate swap derivative assets	—	183.4	—	183.4
Purchased cash convertible note hedge	—	1,303.0	—	1,303.0
Total assets at recurring fair value measurement	$16.8	$1,519.6	$—	$1,536.4
Financial Liabilities
Foreign exchange derivative liabilities	$—	$58.5	$—	$58.5
Interest rate swap derivative liabilities	—	15.8	—	15.8
Cash conversion feature of Cash Convertible Notes	—	1,303.0	—	1,303.0
Contingent consideration	—	—	664.6	664.6
Total liabilities at recurring fair value measurement	$—	$1,377.3	$664.6	$2,041.9

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

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the Agila acquisition and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory platform and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at June 30, 2014 and December 31, 2013, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 0.9% to 10.8% were utilized in the valuation. For the contingent consideration related to the Agila acquisition, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three and six months ended June 30, 2014, accretion of $8.7 million and $17.1 million, respectively was recorded in interest expense. During the three and six months ended June 30, 2013, $8.0 million and $15.7 million, respectively was recorded in interest expense, and a fair value adjustment to decrease the liability by approximately $10.0 million and $11.9 million, respectively, was recorded as a component of selling, general and administrative (“SG&A”) expense.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

10.	Debt
Long-Term Debt
A summary of long-term debt is as follows:

(In millions)	Coupon	June 30, 2014	December 31, 2013
Revolving Facility		$—	$60.0
Cash Convertible Notes	3.750%	2,188.8	1,828.3
2016 Senior Notes (a)	1.800%	500.2	499.2
2016 Senior Notes (b)	1.350%	499.8	499.7
2018 Senior Notes (c)	2.600%	648.9	648.8
2018 Senior Notes (d)	6.000%	811.0	811.4
2019 Senior Notes (a)	2.550%	498.9	498.8
2020 Senior Notes (e)	7.875%	1,011.3	1,012.0
2023 Senior Notes (a)	3.125%	764.1	733.2
2023 Senior Notes (f)	4.200%	498.2	498.1
2043 Senior Notes (f)	5.400%	496.9	496.9
Other		0.1	0.1
Total long-term debt		$7,918.2	$7,586.5
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

(d)
Instrument is callable by the Company at any time prior to November 15, 2014 at 100% of the principal amount plus the greater of 1% of the principal amount and the excess over the principal of the present value of 103.000% of the principal amount plus all scheduled interest payments from the call date through November 15, 2014 discounted at the U.S. Treasury Rate plus 0.50% plus accrued and unpaid interest. Instrument is callable by the Company at any time on or after November 15, 2014 at the redemption prices set forth in the Indenture dated November 24, 2010, plus accrued and unpaid interest.

(e)
Instrument is callable by the Company at any time prior to July 15, 2015 at 100% of the principal amount plus the greater of 1% of the principal amount and the excess over the principal of the present value of 103.938% of the principal amount plus all scheduled interest payments from the call date through July 15, 2015 discounted at the U.S. Treasury Rate plus 0.50% plus accrued and unpaid interest. Instrument is callable by the Company at any time on or after July 15, 2015 at the redemption prices set forth in the Indenture dated May 19, 2010, plus accrued and unpaid interest.

(f)
Instrument is callable by the Company at any time at the greater of 100% of the principal amount or the sum of the present values of the remaining scheduled payments of principal and interest discounted at the U.S. Treasury rate plus 0.25% plus, in each case, accrued and unpaid interest.

Exchange Offer
In June 2013, the Company issued $500 million aggregate principal amount of 1.800% Senior Notes due 2016 and $650 million aggregate principal amount of 2.600% Senior Notes due June 2018. These notes are the Company’s senior unsecured obligations and were issued to qualified institutional buyers in accordance with Rule 144A and to persons outside of the U.S. pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”) in a private offering exempt from the registration requirements of the Securities Act.

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
Cash Convertible Notes
Below is the summary of the components of the Cash Convertible Notes:

(In millions)	June 30, 2014	December 31, 2013	Balance Sheet Classification
Outstanding principal	$574.0	$574.0	Long-term debt
Equity component carrying amount	1,650.3	1,303.3	Long-term debt
Unamortized discount	(35.5)	(49.0)	Long-term debt
Net debt carrying amount	$2,188.8	$1,828.3
Purchased call options	$1,650.3	$1,303.3	Other assets
As of June 30, 2014, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the June 30, 2014 period was more than 130% of the applicable conversion reference price of $13.32, the $574 million of Cash Convertible Notes were convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of 1) the conversion reference rate (currently 75.0751) and 2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
Receivables Facility
As of June 30, 2014 and December 31, 2013, the Company’s short-term borrowings under the Receivables Facility were $170 million and $374 million, respectively in the Condensed Consolidated Balance Sheets.
Fair Value
At June 30, 2014 and December 31, 2013, the fair value of the Senior Notes was approximately $5.92 billion and $5.85 billion, respectively. At June 30, 2014 and December 31, 2013, the fair value of the Cash Convertible Notes was approximately $2.22 billion and $1.88 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.
Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at June 30, 2014 are as follows for each of the periods ending December 31:

(In millions)	Total
2014	$—
2015	574
2016	1,000
2017	—
2018	1,450
Thereafter	3,250
Total	$6,274

11.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	June 30, 2014	December 31, 2013
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$0.3	$0.3
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(12.6)	(8.7)
Net unrecognized gains on derivatives, net of tax	39.5	84.8
Foreign currency translation adjustment	(179.9)	(316.5)
	$(152.7)	$(240.1)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at March 31, 2014, net of tax			$69.3	$0.3	$(9.7)	$(219.3)	$(159.4)
Other comprehensive earnings (loss) before reclassifications, before tax			(57.9)	0.1	(3.9)	39.4	(22.3)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.0)		(10.0)				(10.0)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.1)	(0.1)				(0.1)
Amortization of prior service costs included in SG&A expenses					(0.1)		(0.1)
Amortization of actuarial loss included in SG&A expenses					(0.2)		(0.2)
Amounts reclassified from accumulated other comprehensive loss, before tax			(10.1)	—	(0.3)	—	(10.4)
Net other comprehensive (loss) earnings, before tax			(47.8)	0.1	(3.6)	39.4	(11.9)
Income tax (benefit) provision			(18.0)	0.1	(0.7)	—	(18.6)
Balance at June 30, 2014, net of tax			$39.5	$0.3	$(12.6)	$(179.9)	$(152.7)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2013, net of tax			$84.8	$0.3	$(8.7)	$(316.5)	$(240.1)
Other comprehensive earnings (loss) before reclassifications, before tax			(100.8)	0.1	(5.6)	136.6	30.3
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(25.3)		(25.3)				(25.3)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.3)	(0.3)				(0.3)
Amortization of prior service costs included in SG&A expenses					(0.1)		(0.1)
Amortization of actuarial loss included in SG&A expenses					(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive loss, before tax			(25.6)	—	(0.5)	—	(26.1)
Net other comprehensive (loss) earnings, before tax			(75.2)	0.1	(5.1)	136.6	56.4
Income tax (benefit) provision			(29.9)	0.1	(1.2)	—	(31.0)
Balance at June 30, 2014, net of tax			$39.5	$0.3	$(12.6)	$(179.9)	$(152.7)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended June 30, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at March 31, 2013, net of tax			$(12.3)	$0.8	$(13.7)	$(183.2)	$(208.4)
Other comprehensive earnings (loss) before reclassifications, before tax			108.4	(0.6)	3.7	(221.6)	(110.1)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(12.8)		(12.8)				(12.8)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.7)	(0.7)				(0.7)
Loss on interest rate swaps classified as cash flow hedges, included in other expense, net		(0.8)	(0.8)				(0.8)
Amortization of prior service costs included in SG&A expenses					(0.1)		(0.1)
Amortization of actuarial loss included in SG&A expenses					(0.3)		(0.3)
Amounts reclassified from accumulated other comprehensive loss, before tax			(14.3)	—	(0.4)	—	(14.7)
Net other comprehensive (loss) earnings, before tax			122.7	(0.6)	4.1	(221.6)	(95.4)
Income tax (benefit) provision			49.6	(0.2)	1.5	—	50.9
Balance at June 30, 2013, net of tax			$60.8	$0.4	$(11.1)	$(404.8)	$(354.7)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Six Months Ended June 30, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2012, net of tax			$(30.8)	$1.0	$(13.9)	$(42.8)	$(86.5)
Other comprehensive earnings (loss) before reclassifications, before tax			124.4	(0.9)	3.7	(362.0)	(234.8)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(21.9)		(21.9)				(21.9)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(1.4)	(1.4)				(1.4)
Loss on interest rate swaps classified as cash flow hedges, included in other expense, net		(0.8)	(0.8)				(0.8)
Amortization of prior service costs included in SG&A expenses					(0.1)		(0.1)
Amortization of actuarial loss included in SG&A expenses					(0.6)		(0.6)
Amounts reclassified from accumulated other comprehensive loss, before tax			(24.1)	—	(0.7)	—	(24.8)
Net other comprehensive (loss) earnings, before tax			148.5	(0.9)	4.4	(362.0)	(210.0)
Income tax (benefit) provision			56.9	(0.3)	1.6	—	58.2
Balance at June 30, 2013, net of tax			$60.8	$0.4	$(11.1)	$(404.8)	$(354.7)

12.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the six months ended June 30, 2014 and 2013 is as follows:

(In millions)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2013	$2,941.8	$18.1	$2,959.9
Net earnings	241.1	2.1	243.2
Other comprehensive earnings, net of tax	87.4	—	87.4
Stock option activity	29.9	—	29.9
Stock compensation expense	32.5	—	32.5
Issuance of restricted stock, net of shares withheld	(20.2)	—	(20.2)
Tax benefit of stock option plans	21.5	—	21.5
Other	—	(1.5)	(1.5)
June 30, 2014	$3,334.0	$18.7	$3,352.7

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2012	$3,340.7	$15.1	$3,355.8
Net earnings	284.6	1.6	286.2
Other comprehensive loss, net of tax	(268.2)	—	(268.2)
Common stock share repurchase	(500.0)	—	(500.0)
Stock option activity	38.7	—	38.7
Stock compensation expense	23.3	—	23.3
Issuance of restricted stock, net of shares withheld	(7.7)	—	(7.7)
Tax benefit of stock option plans	17.2	—	17.2
June 30, 2013	$2,928.6	$16.7	$2,945.3

13.	Segment Information
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

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended June 30, 2014
Total revenues
Third party	$1,544.5	$292.8	$—	$1,837.3
Intersegment	1.3	2.7	(4.0)	—
Total	$1,545.8	$295.5	$(4.0)	$1,837.3

Segment profitability	$367.1	$156.6	$(297.6)	$226.1

Six Months Ended June 30, 2014
Total revenues
Third party	$3,059.0	$493.9	$—	$3,552.9
Intersegment	2.6	4.4	(7.0)	—
Total	$3,061.6	$498.3	$(7.0)	$3,552.9

Segment profitability	$755.3	$256.1	$(546.3)	$465.1

Three Months Ended June 30, 2013
Total revenues
Third party	$1,458.2	$243.5	$—	$1,701.7
Intersegment	1.9	5.9	(7.8)	—
Total	$1,460.1	$249.4	$(7.8)	$1,701.7

Segment profitability	$412.2	$107.8	$(211.3)	$308.7

Six Months Ended June 30, 2013
Total revenues
Third party	$2,871.0	$462.2	$—	$3,333.2
Intersegment	2.5	13.8	(16.3)	—
Total	$2,873.5	$476.0	$(16.3)	$3,333.2

Segment profitability	$804.3	$197.6	$(479.4)	$522.5
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

Lorazepam and Clorazepate
On June 1, 2005, a jury verdict was rendered against Mylan, MPI, and co-defendants Cambrex Corporation and Gyma Laboratories in the U.S. District Court for the District of Columbia in the amount of approximately $12.0 million, which has been accrued for by the Company. The jury found that Mylan and its co-defendants willfully violated Massachusetts, Minnesota and Illinois state antitrust laws in connection with API supply agreements entered into between the Company and its API supplier (Cambrex) and broker (Gyma) for two drugs, Lorazepam and Clorazepate, in 1997, and subsequent price increases on these drugs in 1998. The case was brought by four health insurers who opted out of earlier class action settlements agreed to by the Company in 2001 and represents the last remaining antitrust claims relating to Mylan’s 1998 price increases for Lorazepam and Clorazepate. Following the verdict, the Company filed a motion for judgment as a matter of law, a motion for a new trial, a motion to dismiss two of the insurers and a motion to reduce the verdict. On December 20, 2006, the Company’s motion for judgment as a matter of law and motion for a new trial were denied and the remaining motions were denied on January 24, 2008. In post-trial filings, the plaintiffs requested that the verdict be trebled and that request was granted on January 24, 2008. On February 6, 2008, a judgment was issued against Mylan and its co-defendants in the total amount of approximately $69.0 million, which, in the case of three of the plaintiffs, reflects trebling of the compensatory damages in the original verdict (approximately $11.0 million in total) and, in the case of the fourth plaintiff, reflects their amount of the compensatory damages in the original jury verdict plus doubling this compensatory damage award as punitive damages assessed against each of the defendants (approximately $58.0 million in total), some or all of which may be subject to indemnification obligations by Mylan. Plaintiffs are also seeking an award of attorneys’ fees and litigation costs in unspecified amounts and prejudgment interest of approximately $8.0 million. The Company and its co-defendants appealed to the U.S. Court of Appeals for the D.C. Circuit and have challenged the verdict as legally erroneous on multiple grounds. The appeals were held in abeyance pending a ruling on the motion for prejudgment interest, which has been granted. Mylan has contested this ruling along with the liability finding and other damages awards as part of its appeal, which was filed in the Court of Appeals for the D.C. Circuit. On January 18, 2011, the Court of Appeals issued a judgment remanding the case to the District Court for further proceedings based on lack of diversity with respect to certain plaintiffs. On June 13, 2011, Mylan filed a certiorari petition with the U.S. Supreme Court requesting review of the judgment of the D.C. Circuit. On October 3, 2011, the certiorari petition was denied. The case is now proceeding before the District Court. On January 14, 2013, following limited court-ordered jurisdictional discovery, the plaintiffs filed a fourth amended complaint containing additional factual averments with respect to the diversity of citizenship of the parties, along with a motion to voluntarily dismiss 775 (of 1,387) self-funded customers whose presence would destroy the District Court’s diversity jurisdiction. The plaintiffs also moved for a remittitur (reduction) of approximately $8.1 million from the full damages award. Mylan’s brief in response to the new factual averments in the complaint was filed on February 13, 2013. On July 29, 2014, the court granted both plaintiffs’ motion to amend the complaint and their motion to dismiss 775 self-funded customers.

In connection with the Company’s appeal of the judgment, the Company submitted a surety bond underwritten by a third-party insurance company in the amount of $74.5 million in February 2008. On May 30, 2012, the District Court ordered the amount of the surety bond reduced to $66.6 million.

Pricing and Medicaid Litigation
Beginning in September 2003, Mylan, MPI and/or Mylan Institutional Inc. (formerly known as UDL Laboratories, Inc. and hereafter “MII”), a wholly owned subsidiary of the Company, together with many other pharmaceutical companies, have been named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting Average Wholesale Prices (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. To date, Mylan, MPI and/or MII have been named as

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York and approximately 40 counties across New York State. Several of these cases were transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases have been litigated in the state courts in which they were filed. Each of the cases involves money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Mylan and its subsidiaries have denied liability and have defended each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, MII and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and MII were added as parties in February 2001. The claims against Mylan, MPI, MII and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and MII in the various pending pricing litigations. In addition, Mylan has reached settlements of the Alabama, Alaska, California (including the federal share), Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, New York state and county, Oklahoma, South Carolina, Utah and Wisconsin state actions, which comprise the balance of all such lawsuits that have been filed against Mylan. The Company had accrued approximately $56.0 million at December 31, 2013. There were $54.3 million of settlement payments made during the six months ended June 30, 2014.

Dey L.P. (now known as Mylan Specialty L.P. and herein as “Mylan Specialty”), a wholly owned subsidiary of the Company, was named as a defendant in several class actions brought by consumers and third-party payors. Mylan Specialty reached a settlement of these class actions, which was approved by the court and all claims have been dismissed. Additionally, a complaint was filed under seal by a plaintiff on behalf of the United States of America against Mylan Specialty in August 1997. In August 2006, the Government filed its complaint-in-intervention and the case was unsealed in September 2006. The Government asserted that Mylan Specialty was jointly liable with a codefendant and sought recovery of alleged overpayments, together with treble damages, civil penalties and equitable relief. Mylan Specialty completed a settlement of this action in December 2010. These cases all have generally alleged that Mylan Specialty falsely reported certain price information concerning certain drugs marketed by Mylan Specialty, that Mylan Specialty caused false claims to be made to Medicaid and to Medicare, and that Mylan Specialty caused Medicaid and Medicare to make overpayments on those claims.

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At June 30, 2014, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

Modafinil Antitrust Litigation and FTC Inquiry
Beginning in April 2006, Mylan and four other drug manufacturers have been named as defendants in civil lawsuits filed in or transferred to the U.S. District Court for the Eastern District of Pennsylvania by a variety of plaintiffs purportedly representing direct and indirect purchasers of the drug Modafinil and in a lawsuit filed by Apotex, Inc., a manufacturer of generic drugs. These actions allege violations of federal antitrust and state laws in connection with the generic defendants’ settlement of patent litigation with Cephalon relating to Modafinil. Discovery has now closed. On June 23, 2014, the court granted the defendants’ motion for partial summary judgment (and denied the corresponding plaintiffs’ motion) dismissing plaintiffs’ claims that the defendants had engaged in an overall conspiracy to restrain trade. Additional motions remain pending.

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
Minocycline
On May 1, 2012, the FTC issued a civil investigative demand to Mylan pertaining to an investigation being conducted to determine whether Medicis Pharmaceutical Corporation, Mylan, and/or other generic companies engaged in unfair methods of competition with regard to Medicis’ branded Solodyn® products and generic Solodyn® products, as well as the 2010 settlement of Medicis’ patent infringement claims against Mylan and Matrix Laboratories Limited (now known as Mylan Laboratories Limited). Mylan is cooperating with the FTC and has responded to the requests for information.

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
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos® and Actoplus Met®. Mylan filed a motion to dismiss based on both the lack of personal jurisdiction, and in the alternative, for failing to state a claim on July 11, 2014. The motions remain pending.

European Commission Proceedings
On or around July 8, 2009, the European Commission (the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited, and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the European Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Les Laboratories Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Limited, Mylan Inc., Niche Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V. and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Limited filed responses to the Statement of Objections. On July 9, 2014, the Commission issued a decision finding that Mylan Laboratories Limited and Mylan Inc., as well as the companies noted above (with the exception of Adir, a subsidiary of Servier), had violated European Union competition rules and fined Mylan Laboratories Limited approximately €17.2 million or $23.7 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company has accrued $23.7 million related to this matter as of June 30, 2014 and intends to appeal the decision to the General Court of the European Union.

On October 6, 2009, the Company received notice that the Commission was initiating an investigation pursuant to Article 20(4) of Regulation No. 1/2003 to explore possible infringement of Articles 81 and 82 EC by the Company and its affiliates. Mylan S.A.S., acting on behalf of its Mylan affiliates, has produced documents and other information in connection with the inquiry and continues to respond to other requests for additional information. The Company cooperated with the Commission in connection with the investigation, and no statement of objections was filed against the Company in connection with the investigation. On July 11, 2014, the Commission confirmed that the matter had been formally closed.

On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

related to Citalopram in the European Economic Area. A Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy on July 25, 2012. Generics [U.K.] Limited filed a response to the Statement of Objections, and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union (the “EU”) competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the Commission’s decision to the General Court of the EU. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million issued against Merck KGaA and Generics [U.K.] Limited jointly and severally. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same. The Company had accrued approximately $10.3 million related to this matter at June 30, 2014 and December 31, 2013. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued. However, the range of reasonably possible loss above the amount accrued cannot be estimated.

U.K. Competition and Markets Authority
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to GlaxoSmithKline, Generics [U.K.] Limited, Alpharma and Ivax LLC. Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. A decision remains pending.

South African Competition Commission
Mylan's South African affiliate received a summons and a request for appearance and information, dated February 22, 2013, from the South African Competition Committee regarding a supply agreement between Aspen Pharmacare Holdings (Pty) Ltd. and Mylan Laboratories Limited pertaining to a fixed dose combination antiretroviral product. The summons was issued in respect of two complaints in connection with this agreement. An amended complaint and Initiation Statement were received on June 21, 2013. Mylan has produced documents and information in connection with this matter. Mylan is continuing to cooperate in this investigation. The complaint has not been referred by the Competition Commission to the Competition Tribunal, the adjudicative body for competition matters.

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene and Alendronate. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $13.4 million at June 30, 2014 and $13.8 million at December 31, 2013. There are no assurances that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued. However, the range of reasonably possible loss above the amount accrued cannot be estimated.

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

15.	Subsequent Events
On July 13, 2014, the Company entered into a definitive agreement with Abbott Laboratories (“Abbott”) to acquire Abbott’s non-U.S. developed markets specialty and branded generics business (the “Assets”) in an all-stock transaction.

Under the terms of the Business Transfer Agreement and Plan of Merger (the “BTA”), Abbott will carve out the Assets and transfer them to a new public company (“New Mylan”) organized in the Netherlands. Immediately following the transfer of the Assets, the Company will merge with a wholly owned subsidiary of New Mylan (the “Merger” and, together with the transfer of the Assets, the “Transaction”), and New Mylan will become the parent company of Mylan. The new public company will be called Mylan N.V. and will be led by the current Mylan leadership team and headquartered in Pittsburgh, Pennsylvania. Abbott will receive 105 million shares of New Mylan in exchange for the transfer of the Assets, and in the Merger, each issued and outstanding share of Mylan common stock will be converted into the right to receive one New Mylan ordinary share. As a result of the Transaction, Mylan shareholders will own approximately 79% of New Mylan and Abbott will indirectly own approximately 21% of New Mylan. New Mylan and Abbott will enter into a shareholder agreement in connection with the Transaction (the “Shareholder Agreement”).

The consummation of the Transaction is subject to the satisfaction of certain customary closing conditions, including regulatory approvals and the approval of the Merger by Mylan’s shareholders. Abbott will not require shareholder approval in connection with the Transaction. The BTA contains certain customary termination rights, including the right of either party to terminate the agreement if the Transaction is not completed by October 13, 2015, subject to extension for a period of 90 days in the event conditions relating to regulatory approvals have not been satisfied as of that date. If the BTA is terminated in certain circumstances, including in the event that certain regulatory approvals are not obtained, approval of Mylan’s shareholders is not obtained or Mylan’s Board of Directors withdraws its recommendation of the Transaction or approves or recommends an alternative acquisition proposal for Mylan, Mylan will be required, at Abbott’s option, to reimburse Abbott’s costs and expenses incurred in connection with the Transaction (including certain restructuring related taxes), provided that Mylan will not be required to reimburse Abbott for an amount in excess of $100 million.
The Assets, which are being acquired on a debt-free basis, include more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and include several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, the Company will significantly expand and strengthen its product portfolio in Europe, Japan, Canada, Australia and New Zealand. The transaction is expected to close in the first quarter of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company”, “Mylan”, “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the Company’s Current Report on Form 8-K filed on August 6, 2014, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations and cash flows for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the proposed acquisition (the “Transaction”) by the Company of Abbott Laboratories (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “acquired business”), the expected timetable for completing the Transaction, benefits and synergies of the Transaction, future opportunities for the combined company and products and any other statements regarding the Company’s and the acquired business’ future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These often may be identified by the use of words such as “will”, “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the Company and Abbott’s ability to meet expectations regarding the accounting and tax treatments and the timing and completion of the Transaction; changes in relevant tax and other laws; the Company and Abbott’s ability to consummate the Transaction; the conditions to the completion of the Transaction, including the receipt of approval of the Company’s shareholders; the regulatory approvals required for the Transaction not being obtained on the terms expected or on the anticipated schedule; the integration of the acquired business by the Company being more difficult, time-consuming or costly than expected; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients or suppliers) being greater than expected following the transaction; the retention of certain key employees of the acquired business being difficult; the possibility that the Company may be unable to achieve expected synergies and operating efficiencies in connection with the transaction within the expected time-frames or at all and to successfully integrate the acquired business; the Company’s and the acquired business’ expected or targeted future financial and operating performance and results; the Company’s (prior to or after the close of the Transaction) capacity to bring new products to market, including but not limited to where the Company uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); the scope, timing and outcome of any ongoing legal proceedings and the impact of any such proceedings on the Company’s and the acquired business’ consolidated financial condition, results of operations or cash flows; the ability to protect the intellectual property and preserve the intellectual property rights of the Company and the acquired business; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impacts of competition; changes in economic and financial conditions of the Company's business or the acquired business; the inherent challenges, risks and costs in the Company's ability to identify, acquire and integrate complementary or strategic acquisitions of other companies, products or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and below under “Risk Factors” in ITEM 1A as well as its other filings with the SEC. You can access the Company’s Form 10-K and other filings with the SEC through the SEC website at www.sec.gov, and the Company strongly encourages you to do so. The Company undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.
Executive Overview
Mylan is a leading global pharmaceutical company, which develops, licenses, manufactures, markets and distributes generic, branded generic and specialty pharmaceuticals. Mylan is committed to setting new standards in health care, and our mission is to provide the world’s 7 billion people access to high quality medicine. To do so, we innovate to satisfy unmet needs; make reliability and service excellence a habit; do what’s right, not what’s easy; and impact the future through passionate global leadership.
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

Mylan has two segments, “Generics” and “Specialty.” Generics primarily develops, manufactures, sells and distributes generic or branded generic pharmaceutical products in tablet, capsule, injectable or transdermal patch form, as well as API. Beginning in 2014, the regions within the Generics segment have been revised to North America, Europe and Rest of World. The Rest of World region includes the former Asia Pacific region, Brazil and export sales to emerging markets, which were previously included in the North America and EMEA regions, respectively. This change had no impact on Mylan’s segment reporting.

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

A summary of the Generics Segment’s 2013 total third party net sales and total revenues recast for the geographic change noted above is detailed below:

Recast for Geographic Changes Within the Generics Segment:
(In millions)	Three Months Ended				Six Months Ended	Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	June 30, 2013	December 31, 2013
Generics:
North America	$731.5	$716.5	$705.5	$853.1	$1,448.0	$3,006.6
Europe	348.5	359.4	346.5	375.3	707.9	1,429.7
Rest of World	327.8	374.5	346.9	389.4	702.3	1,438.6
Total third-party net sales	1,407.8	1,450.4	1,398.9	1,617.8	2,858.2	5,874.9
Other third-party revenues	5.0	7.8	5.5	7.5	12.8	25.8
Intersegment revenues	0.6	1.9	1.7	1.5	2.5	5.7
Generics total revenues	$1,413.4	$1,460.1	$1,406.1	$1,626.8	$2,873.5	$5,906.4

Significant recent events include the following:
Abbott Branded Generics Business
On July 13, 2014, the Company entered into a definitive agreement with Abbott to acquire Abbott’s non-U.S. developed markets specialty and branded generics business (the “Assets”) in an all-stock transaction.

Under the terms of the Business Transfer Agreement and Plan of Merger (the “BTA”), Abbott will carve out the Assets and transfer them to a new public company (“New Mylan”) organized in the Netherlands. Immediately following the transfer of the Assets, the Company will merge with a wholly owned subsidiary of New Mylan (the “Merger” and, together with the transfer of the Assets, the “Transaction”), and New Mylan will become the parent company of Mylan. The new public company will be called Mylan N.V. and will be led by the current Mylan leadership team and headquartered in Pittsburgh, Pennsylvania. Abbott will receive 105 million shares of New Mylan in exchange for the transfer of the Assets, and in the Merger, each issued and outstanding share of Mylan common stock will be converted into the right to receive one New Mylan ordinary share. As a result of the Transaction, Mylan shareholders will own approximately 79% of New Mylan and Abbott will indirectly own approximately 21% of New Mylan. New Mylan and Abbott will enter into a shareholder agreement in connection with the Transaction (the “Shareholder Agreement”).
The consummation of the Transaction is subject to the satisfaction of certain customary closing conditions, including regulatory approvals and the approvals of the Merger by Mylan’s shareholders. Abbott will not require shareholder approval in connection with the Transaction. The BTA contains certain customary termination rights, including the right of either party to terminate the agreement if the Transaction is not completed by October 13, 2015, subject to extension for a period of 90 days in the event conditions relating to regulatory approvals have not been satisfied as of that date. If the BTA is terminated in certain circumstances, including in the event that certain regulatory approvals are not obtained, approval of Mylan’s shareholders is not obtained or Mylan’s Board of Directors withdraws its recommendation of the Transaction or approves or recommends an alternative acquisition proposal for Mylan, Mylan will be required, at Abbott’s option, to reimburse Abbott’s costs and expenses incurred in connection with the Transaction (including certain restructuring related taxes), provided that Mylan will not be required to reimburse Abbott for an amount in excess of $100 million.
The Assets, which are being acquired on a debt-free basis, include more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and include several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, the Company will significantly expand and strengthen its product portfolio in Europe, Japan, Canada, Australia and New Zealand. The transaction is expected to close in the first quarter of 2015. For additional information regarding risks and uncertainties related to the Transaction, see Item 1A, “Risk Factors” in this Quarterly Report.
Agila Specialties
On February 27, 2013, the Company announced that it signed definitive agreements to acquire the Agila Specialties businesses (“Agila”), a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited (“Strides Arcolab”). The transaction closed on December 4, 2013, and the total purchase price was approximately $1.43 billion (net of cash acquired of $3.4 million), which included estimated contingent consideration of $250 million. The contingent consideration, which could total a maximum of $461 million, is primarily related to the satisfaction of certain regulatory conditions, including any potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies. The acquisition of Agila significantly expands and strengthens Mylan's existing injectables platform and portfolio, and also provides Mylan entry into certain new geographic markets.

Financial Summary
For the three months ended June 30, 2014, Mylan reported total revenues of $1.84 billion, compared to $1.70 billion for the three months ended June 30, 2013. This represents an increase in revenues of $135.6 million, or 8.0%. Consolidated gross profit for the current quarter was $808.8 million, compared to $742.4 million in the comparable prior year period, an increase of $66.4 million, or 8.9%. For the current quarter, earnings from operations were $226.1 million, compared to $308.7 million for the three months ended June 30, 2013, a decrease of $82.6 million, or 26.8%.
Net earnings attributable to Mylan Inc. common shareholders decreased $52.5 million, or 29.5%, to $125.2 million for the three months ended June 30, 2014, compared to $177.7 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. common shareholders decreased from $0.46 to $0.32 for the three months ended June 30, 2014 compared to the prior year comparable period.
For the six months ended June 30, 2014, Mylan reported total revenues of $3.55 billion, compared to $3.33 billion for the six months ended June 30, 2013. This represents an increase in revenues of $219.7 million, or 6.6%. Consolidated gross profit for the six months ended June 30, 2014 was $1.55 billion, compared to $1.44 billion in the comparable prior year period, an increase of $110.7 million, or 7.7%. For the six months ended June 30, 2014, earnings from operations were $465.1 million, compared to $522.5 million for the six months ended June 30, 2013, a decrease of $57.4 million, or 11.0%.
Net earnings attributable to Mylan Inc. common shareholders decreased $43.5 million, or 15.3%, to $241.1 million for the six months ended June 30, 2014, compared to $284.6 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. common shareholders decreased from $0.72 to $0.61 for the six months ended June 30, 2014 compared to the prior year comparable period. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”

Results of Operations
Three Months Ended June 30, 2014, Compared to Three Months Ended June 30, 2013
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $1.84 billion, compared to $1.70 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $1.82 billion, compared to $1.69 billion for the comparable prior year period, representing an increase of $129.1 million, or 7.7%. Other third party revenues for the current quarter were $20.9 million, compared to $14.4 million for the comparable prior year period, an increase of $6.5 million.
The impact of foreign currency translation on Mylan’s total revenues in the current quarter was not significant. Translating total revenues in the current quarter at prior period foreign currency exchange rates (“constant currency”) would have resulted in period over period constant currency growth of approximately $137 million, or 8%. The increase in constant currency total revenues was the result of a 22% increase in net sales in Specialty combined with constant currency net sales growth in Generics of 6%, which included net sales growth in all regions. The contribution from new products, and to a lesser extent, net sales from acquired businesses, totaled approximately $130 million in the second quarter of 2014. On a constant currency basis, net sales from existing products increased approximately $1 million as a result of an increase in pricing of approximately $10 million offset by a decline in volume of $9 million.
Cost of sales for the three months ended June 30, 2014 was $1.03 billion, compared to $959.3 million for the comparable prior year period. Cost of sales for the current quarter is impacted by the amortization of acquired intangible assets and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $114.6 million in the current quarter. The prior year comparable period cost of sales included similar purchase accounting and restructuring and other special items in the amount of $91.8 million. The increase in current year purchase accounting and restructuring and other special items is principally the result of increased acquisition related costs and amortization expense as a result of the Agila acquisition, which was completed in late 2013. Excluding the amounts related to purchase accounting amortization, acquisition related costs and restructuring and other special items, adjusted cost of sales in the current quarter increased to $913.9 million from $867.5 million, corresponding with the increase in sales.
Gross profit for the three months ended June 30, 2014 was $808.8 million, and gross margins were 44.0%. For the three months ended June 30, 2013, gross profit was $742.4 million, and gross margins were 43.6%.
Excluding the purchase accounting amortization, acquisition related costs and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 50% for the three months ended June 30, 2014 as compared to approximately 49% for the three months ended June 30, 2013. Adjusted gross margins were positively impacted in the current quarter as a result of higher margins on new products by approximately 150 basis points and an increase in net sales of the EpiPen® Auto-Injector by approximately 80 basis points combined with the benefits and efficiencies of our vertically integrated operating platform. These increases were partially offset by the impact of unfavorable pricing on existing products within the Generics segment, including products launched in the prior year.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 34% and 32% of the Company’s total revenues for the three months ended June 30, 2014 and 2013, respectively.
Generics Segment
For the current quarter, Generics third party net sales were $1.53 billion, compared to $1.45 billion for the comparable prior year period, an increase of $78.0 million, or 5.4%. Foreign currency had an unfavorable impact on third party net sales for the current quarter. When translated at prior year foreign currency exchange rates, Generics third party net sales for the current quarter would have increased by approximately 6% when compared to the prior year period.
Third party net sales from North America were $736.6 million for the current quarter, compared to $716.5 million for the comparable prior year period, representing an increase of $20.1 million, or 2.8%. The increase in current quarter third party net sales was principally due to net sales from new products, and to a lesser extent, net sales from acquired businesses, which totaled approximately $95 million in the second quarter of 2014. This increase was partially offset by lower pricing and volume on existing products. The effect of foreign currency translation was insignificant within North America.
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
Third party net sales from Europe were $395.9 million for the three months ended June 30, 2014, compared to $359.4 million for the comparable prior year period, an increase of $36.5 million, or 10.2%. Translating current quarter third party net sales from Europe at comparable prior year period exchange rates would have resulted in a year-over-year increase in third party net sales of approximately $18 million, or 5%. This increase was primarily the result of increased volumes in Italy and France combined with net sales from new products, and to a lesser extent, net sales from acquired businesses within the region. These increases were partially offset by lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions.
Local currency net sales from Mylan’s business in France increased compared to the prior year as a result of higher volumes on existing products and new product net sales, partially offset by lower pricing on existing products. Sales in France continue to be negatively impacted by government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in the second quarter of 2014 and we remain the market leader.
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
A number of markets in which we operate have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. The loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.
In the Rest of World, third party net sales were $396.0 million for the three months ended June 30, 2014, compared to $374.5 million for the comparable prior year period, an increase of $21.5 million, or 5.7%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, third party net sales would have increased by approximately $40 million, or 11%. This increase is primarily driven by higher third party net sales volumes from our operations in India, in particular, strong growth in the anti-retroviral (“ARV”) franchise. Sales were also positively impacted by increases in Japan and to a lesser extent, net sales from new products and acquired businesses.
The increase in third party net sales from our operations in India, excluding the effect of foreign currency, is due to significant growth in net sales of finished dosage form (“FDF”) ARV products used in the treatment of HIV/AIDS. In addition to third party net sales, the Rest of World region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by the Rest of World were approximately $184.9 million and $173.1 million in the three months ended June 30, 2014 and 2013, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net sales.
In Japan, excluding the effect of foreign currency, third party net sales increased as a result of higher volumes and new product introductions. In Australia, local currency third party net sales decreased versus the comparable prior year period as a result of significant government-imposed pricing reform and lower volumes on existing products, partially offset by new products. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.

Specialty Segment
For the current quarter, Specialty reported third party net sales of $287.8 million, an increase of $50.9 million, or 21.5%, from $236.9 million for the comparable prior year period. The increase in Specialty net sales was due to higher net sales of the EpiPen® Auto-Injector driven by market expansion as well as price.
Operating Expenses
Research & Development Expense
R&D for the three months ended June 30, 2014 was $155.4 million, compared to $111.4 million for the comparable prior year period, an increase of $44.0 million. R&D increased primarily due to the continued development of our respiratory and biologics programs and upfront licensing payments of approximately $16 million in the current quarter.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $404.1 million, compared to $315.4 million for the comparable prior year period, an increase of $88.7 million. Factors contributing to the increase in SG&A include increased selling and marketing costs that were incurred within the Specialty segment for approximately $16 million primarily related to the EpiPen® Auto-Injector, which includes our direct-to-consumer marketing campaign. To support anticipated new product launches within the North American region of the Generics segment, legal costs increased approximately $12 million and marketing costs increased approximately $2 million. Additionally, employee costs increased approximately $19 million and the prior year period included an adjustment of approximately $10 million to reduce the fair value of contingent consideration. There were no such adjustments in the current year.
Litigation Settlements, net
During the three months ended June 30, 2014 and 2013, the Company recorded a $23.2 million charge, net, and $6.9 million charge, net, respectively, for litigation settlements. The current period charge was primarily related to a European Commission matter. In the prior year period, the Company recognized a $10.3 million charge related to a separate European Commission matter, partially offset by litigation recoveries related to a patent infringement matter.
Interest Expense
Interest expense for the three months ended June 30, 2014 totaled $84.6 million, compared to $81.8 million for the three months ended June 30, 2013. The increase is primarily due to higher interest expense related to the Company’s clean energy investments, amortization of discounts and premiums and accretion of contingent consideration. Included in interest expense is the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $7.1 million for the current quarter and $6.3 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the current quarter is $8.7 million compared to $8.0 million for the comparable prior year period.
Other Expense, Net
Other expense, net was $3.7 million in the current quarter, compared to $7.2 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. The decrease in expense in the second quarter of 2014 as compared to the prior year period was primarily due to higher foreign exchange gains of approximately $15 million, charges of approximately $9 million in the prior year related to the refinancing of the Company’s Senior Credit Agreement and other individually insignificant gains. These decreases in expense were partially offset by increased losses in the current year from equity affiliates of approximately $17 million, principally from the clean energy investments, and the impairment of an investment of approximately $9 million.
Six Months Ended June 30, 2014, Compared to Six Months Ended June 30, 2013
Total Revenues and Gross Profit
For the six months ended June 30, 2014, Mylan reported total revenues of $3.55 billion, compared to $3.33 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the six months ended June 30, 2014 were $3.52 billion, compared to $3.31 billion for the comparable prior year period, representing an increase of $212.7 million, or 6.4%. Other third party revenues for the six months ended June 30, 2014 were $33.5 million, compared to $26.5 million for the comparable prior year period, an increase of $7.0 million.
Mylan’s revenues were impacted by the effect of foreign currency translation, primarily reflecting changes in the U.S. Dollar as compared to the currencies of Mylan’s subsidiaries in India, Australia and Japan. The unfavorable impact of foreign currency translation on total revenues was approximately $35 million, or 1%. Translating total revenues at prior period foreign currency exchange rates would have resulted in year over year constant currency growth of approximately $255 million, or 8%. The increase in constant currency total revenues was the result of an 8% increase in third party net sales in Specialty combined with constant currency net sales growth in Generics of 8%, which included net sales growth in all regions. The contribution from new products, and to a lesser extent, net sales from acquired businesses, totaled approximately $250 million in the first six months of 2014. On a constant currency basis, net sales from existing products decreased approximately $2 million as a result of a decline in pricing of approximately $9 million offset by an increase in volume of $7 million.
Cost of sales for the six months ended June 30, 2014 was $2.01 billion, compared to $1.90 billion for the comparable prior year period. Cost of sales for the current period is impacted by the amortization of acquired intangible assets and restructuring and other special items as described further in the section titled “Adjusted Earnings.” These items totaled approximately $242.4 million for the six months ended June 30, 2014. The prior year comparable period cost of sales included similar purchase accounting and restructuring and other special items in the amount of $195.2 million. The increase in current year purchase accounting and restructuring and other special items is principally the result of increased acquisition related costs and amortization expense as a result of the Agila acquisition, which was completed in late 2013. Excluding the amounts related to purchase accounting amortization, acquisition related costs and restructuring and other special items, adjusted cost of sales in the current period increased slightly to $1.76 billion from $1.70 billion corresponding with the increase in net sales.
Gross profit for the six months ended June 30, 2014 was $1.55 billion, and gross margins were 43.5%. For the six months ended June 30, 2013, gross profit was $1.44 billion, and gross margins were 43.1%. Excluding the purchase accounting amortization, acquisition related costs and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 50% for the six months ended June 30, 2014 as compared to approximately 49% for the six months ended June 30, 2013. Adjusted gross margins were positively impacted in the current period as a result of higher margins on new products by approximately 150 basis points and an increase in net sales of the EpiPen® Auto-Injector by approximately 40 basis points combined with the benefits and efficiencies of our vertically integrated operating platform. These increases were partially offset by the impact of unfavorable pricing on existing products, including products launched in the prior year.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 32% and 29% of the Company’s total revenues for the six months ended June 30, 2014 and 2013, respectively.
Generics Segment
For the six months ended June 30, 2014, Generics third party net sales were $3.04 billion, compared to $2.86 billion for the comparable prior year period, an increase of $178.5 million, or 6.2%. Foreign currency had an unfavorable impact on third party net sales for the current period. When translated at prior year foreign currency exchange rates, Generics third party net sales for the current period would have increased by approximately 8% when compared to the prior year period.
Third party net sales from North America were $1.52 billion for the six months ended June 30, 2014, compared to $1.45 billion for the comparable prior year period, representing an increase of $70.8 million, or 4.9%. The increase in third party net sales was principally due to net sales from new products, and to a lesser extent, net sales from acquired businesses, which totaled approximately $184 million for the six months ended June 30, 2014. This increase was partially offset by lower pricing and volume on existing products. The effect of foreign currency translation was insignificant within North America.
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
Third party net sales from Europe were $751.8 million for the six months ended June 30, 2014, compared to $707.9 million for the comparable prior year period, an increase of $43.9 million, or 6.2%. Translating current period third party net sales from Europe at comparable prior year period exchange rates would have resulted in a year-over-year increase in third party net sales of approximately $12 million, or 2%. This increase was primarily the result of increased volumes in Italy, the United Kingdom and France combined with net sales from new products, and to a lesser extent, net sales from acquired businesses within the region. These increases in volumes were offset by lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions.
Local currency net sales from Mylan’s business in France were unchanged when compared to the prior year as a result of lower pricing, partially offset by new product net sales and higher volumes on existing products. Sales in France continue to be negatively impacted by government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable for the six months ended June 30, 2014 and we remain the market leader.
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
A number of markets in which we operate have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive a preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.
In the Rest of World, third party net sales were $766.2 million for the six months ended June 30, 2014, compared to $702.3 million for the comparable prior year period, an increase of $63.9 million, or 9.1%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, third party net sales would have increased by approximately $127 million, or 18%. This increase is primarily driven by higher third party net sales volumes from our operations in India as a result of strong growth in the ARV franchise, and in Japan, and to a lesser extent, net sales from new products and acquired businesses.
The increase in third party net sales from our operations in India, excluding the effect of foreign currency, is due to significant growth in net sales of finished dosage form FDF ARV products used in the treatment of HIV/AIDS. In addition to third party net sales, the Rest of World region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by the Rest of World were approximately $351.3 million and $348.7 million in the six months ended June 30, 2014 and 2013, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net sales.
In Japan, excluding the effect of foreign currency, third party net sales increased as a result of higher volumes and new product introductions. In Australia, local currency third party net sales decreased versus the comparable prior year period as a result of significant government-imposed pricing reform and lower volumes on existing products, partially offset by increased volumes on new products. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the six months ended June 30, 2014, Specialty reported third party net sales of $482.5 million, an increase of $34.0 million, or 7.6%, from $448.5 million for the comparable prior year period. The increase in Specialty net sales was the result of higher net sales of the EpiPen® Auto-Injector as a result of favorable pricing, partially offset by lower volumes due to a decline in wholesaler inventory levels during 2014.

Operating Expenses
Research & Development Expense
R&D for the six months ended June 30, 2014 was $273.4 million, compared to $237.9 million for the comparable prior year period, an increase of $35.5 million. R&D increased primarily due to the continued development of our respiratory and biologics programs as well as the timing of internal and external product development projects and $16 million in up front licensing payments.
Selling, General & Administrative Expense
SG&A expense for the six months ended June 30, 2014 was $781.8 million, compared to $666.8 million for the comparable prior year period, an increase of $115.0 million. Factors contributing to the increase in SG&A include increased selling and marketing costs that were incurred within the Specialty segment for approximately $27 million primarily related to the EpiPen® Auto-Injector, which includes our direct-to-consumer marketing campaign. To support anticipated new product launches within the North American region of the Generics segment, marketing costs increased approximately $7 million and legal costs increased approximately $10 million. Additionally, employee costs increased approximately $22 million, the Company incurred a loss on the disposal of certain assets of approximately $14 million and the prior year period included adjustments of approximately $12 million to reduce the fair value of contingent consideration. There were no such adjustments in the current year.
Litigation Settlements, net
During the six months ended June 30, 2014 and 2013, the Company recorded a $26.3 million charge, net, and $8.7 million charge, net, respectively. The current period charge was primarily related to a European Commission matter of $23.7 million and, to a lesser extent, litigation settlements related to product liability claims. In the prior year, the Company recognized a $10.3 million charge for a separate European Commission matter, partially offset by litigation recoveries related to a patent infringement matter.
Interest Expense
Interest expense for the six months ended June 30, 2014 totaled $167.3 million, compared to $159.8 million for the six months ended June 30, 2013. The increase is primarily due to higher interest expense related to the Company’s clean energy investments and non-cash accretion of contingent consideration liabilities. Included in interest expense is the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $14.0 million for the six months ended June 30, 2014 and $12.5 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the six months ended June 30, 2014 is $17.1 million compared to $15.7 million for the comparable prior year period.
Other Expense, Net
Other expense, net was $8.3 million for the six months ended June 30, 2014, compared to $3.8 million for the comparable prior year period. Other expense, net, includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. The increase in the current year was primarily due to increased losses from equity affiliates of approximately $35 million, principally from the clean energy investments, and the impairment of an investment of approximately $9 million. These increases were partially offset by higher foreign exchange gains of approximately $24 million and the write off of deferred financing fees in the prior year of approximately $9 million.

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

•
The pre-tax loss of the Company’s investments in clean energy investments, whose activities qualify for income tax credits under Section 45 of the U.S. Internal Revenue Code; only included in Adjusted Earnings and Adjusted EPS is the net tax effect of the entities’ activities;

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
Litigation Settlements, net
Charges and gains related to legal matters, such as those discussed in the Notes to interim financial statements — Note 14, “Contingencies” are excluded. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.

A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(In millions, except per share amounts)	2014		2013		2014		2013
GAAP net earnings attributable to Mylan Inc. and GAAP diluted EPS	$125.2	$0.32	$177.7	$0.46	$241.1	$0.61	$284.6	$0.72
Purchase accounting related amortization (primarily included in cost of sales) (a)	90.8		85.5		194.5		177.6
Litigation settlements, net	23.2		6.9		26.3		8.7
Interest expense, primarily amortization of convertible debt discount	11.5		8.9		22.4		16.6
Non-cash accretion and fair value adjustments of contingent consideration liability	8.7		(2.0)		17.1		3.8
Clean energy investments pre-tax loss (b)	17.2		3.5		36.6		7.9
Financing related costs (included in other income, net)	—		8.7		—		8.7
Acquisition related costs (primarily included in cost of sales and selling, general and administrative expense)	26.0		5.2		49.4		24.6
Restructuring and other special items included in:
Cost of sales	9.9		6.3		20.2		17.6
Research and development expense	16.0		0.9		16.9		24.2
Selling, general and administrative expense	21.9		11.7		41.3		35.3
Other income (expense), net	3.3		(2.9)		0.3		3.9
Tax effect of the above items and other income tax related items	(80.4)		(48.8)		(132.4)		(106.0)
Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$273.3	$0.69	$261.6	$0.68	$533.7	$1.34	$507.5	$1.29
Weighted average diluted common shares outstanding	397.4		387.1		397.0		393.0
____________

(a)	Purchase accounting related amortization expense for the six months ended June 30, 2013, includes $5.1 million of in-process research and development asset impairment charges.

(b)
Adjustment represents exclusion of the pre-tax loss related to Mylan’s investments in clean energy investments, the activities of which qualify for income tax credits under section 45 of the U.S. Internal Revenue Code. The amount is included in other expense, net.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $447.5 million for the six months ended June 30, 2014. We believe that cash provided by operating activities and available liquidity will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures or acquisitions, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.

Net cash provided by operating activities increased by $173.5 million to $447.5 million for the six months ended June 30, 2014, as compared to net cash provided by operating activities of $274.0 million for the six months ended June 30, 2013. The net increase in cash provided by operating activities was principally due to the following:

•
a net increase in the amount of cash provided by accounts receivable, including estimated sales allowances, of $221.8 million, reflecting the timing of sales, cash collections and disbursements related to sales allowances; and

•	a net increase in the amount of cash provided by changes in income taxes of $33.0 million as a result of the level of estimated tax payments made during the current year.
These items were offset by the following:

•
a decrease in net earnings of $43.0 million, which includes an increase of $139.6 million in non-cash expenses, principally as a result of increased depreciation and amortization as a result of prior year acquisitions, increased losses from equity method investments, increased litigation settlements and a number of other non-cash charges including stock compensation, restructuring charges and the accretion of the contingent consideration liability;

•	a net decrease in the amount of cash provided through changes in trade accounts payable of $80.7 million as a result of the timing of cash payments;

•	a net increase in the amount of cash used through changes in deferred income taxes of $76.2 million; and

•
a net increase of $9.0 million in the amount of cash used through changes in inventory balances. The increase in cash utilized for inventory in 2014 (as compared to 2013) reflects the Company’s planned investment in inventory in 2014 to support anticipated volume growth including new product launches.

Cash used in investing activities was $319.3 million for the six months ended June 30, 2014, as compared to $231.2 million for the six months ended June 30, 2013, an increase of $88.1 million. Capital expenditures, primarily for equipment and facilities, were approximately $153.3 million in the current period, compared to $125.7 million in the comparable prior year period. The increase, compared to 2013, is the result of expenditures to expand our global operating platform, including capital investments in our strategic growth drivers. While there can be no assurance that current expectations will be realized, capital expenditures for the 2014 calendar year are expected to be approximately $350 million to $400 million. In addition, during the six months ended June 30, 2014, cash paid for acquisitions totaled $33.0 million and payments for product rights and other investing activities, net, included payments totaling $120 million to acquire certain commercialization rights in the U.S. and other countries. During the six months ended June 30, 2013, cash paid for acquisitions totaled $37.1 million and restricted cash increased $50.6 million.
Cash used in financing activities was $227.5 million for the six months ended June 30, 2014, compared to cash used in financing activities of $107.7 million for the six months ended June 30, 2013, a change of $119.8 million. During the six months ended June 30, 2014 the Company repaid approximately $204.0 million under its accounts receivable securitization facility (the “Receivables Facility”). This repayment was partially offset by an increase in short-term borrowings in India. Additionally, the Company repaid a net $60.0 million under the Revolving Facility during the six months ended June 30, 2014.
During the six months ended June 30, 2013, the Company issued $500 million aggregate principal amount of 1.800% Senior Notes due 2016 and $650 million aggregate principal amount of 2.600% Senior Notes due 2018, the proceeds of which were principally utilized to repay the remaining balance on the U.S. Term Loans totaling approximately $1.13 billion. In addition, during the six months ended June 30, 2013, net borrowings under the Revolving Facility totaled $250 million and the Company borrowed an additional $55 million under the Receivables Facility. The proceeds of these borrowings were principally utilized to fund a share repurchase program of $500 million, which resulted in the repurchase of approximately 16.3 million shares of common stock.
The Company has no significant long-term debt due for the remainder of 2014. The Company’s next significant debt maturity is in 2015, and our current intention is to repay such amounts at maturity using available liquidity. In addition, our cash and cash equivalents at our foreign operations totaled $174 million at June 30, 2014. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our foreign subsidiaries. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. If these funds are needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds.

As of June 30, 2014, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the June 30, 2014 period was more than 130% of the applicable conversion reference price of $13.32, the $574 million of Cash Convertible Notes were convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its Revolving Credit Facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of 1) the conversion reference rate (currently 75.0751) and 2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow and could cause the market value of our common stock to decline. We have approximately $70 million accrued for such legal contingencies. For certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has agreed to indemnify Mylan. Strides Arcolab has also agreed to indemnity Mylan for certain contingencies related to our acquisition of Agila. The inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay on an indemnified claim could have a material adverse effect on our financial position, results of operations or cash flows, and could cause the market value of our common stock to decline.
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
At June 30, 2014 and December 31, 2013, we had $47.7 million and $53.2 million outstanding under existing letters of credit, respectively. Additionally, as of June 30, 2014, we had $137.3 million available under the $150 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.
Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at June 30, 2014 are as follows for each of the periods ending December 31:

(In millions)	Total
2014	$—
2015	574
2016	1,000
2017	—
2018	1,450
Thereafter	3,250
Total	$6,274
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

Under the Company’s Receivables Facility, any amounts outstanding under the facility are recorded as a secured loan and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. At June 30, 2014, there were $170 million of short-term borrowings outstanding under the Receivables Facility. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to $500 million.
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

Additionally, we are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these relates to the potential future consideration related to the respiratory delivery platform. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The amount of contingent consideration recorded was $432 million and $415 million at June 30, 2014 and December 31, 2013, respectively. In addition, the Company expects to incur approximately $35 million to $38 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 14, “Contingencies,” in the accompanying Notes to interim financial statements in this Quarterly Report.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

NEW MYLAN IS EXPECTED TO BE TREATED AS A NON-U.S. CORPORATION FOR U.S. FEDERAL INCOME TAX PURPOSES. ANY CHANGES TO THE TAX LAWS MAY JEOPARDIZE OR DELAY THE CONSUMMATION OF THE TRANSACTION, AND ANY SUCH CHANGES OR CHANGES IN OTHER LAWS RELATING TO MULTINATIONAL GROUPS, WHETHER ENACTED BEFORE OR AFTER THE CONSUMMATION OF THE TRANSACTION, MAY MATERIALLY ADVERSELY AFFECT NEW MYLAN.

When a U.S. corporation receives dividends from its foreign subsidiaries it is generally taxed on the dividends (subject to certain exceptions). To the extent a dividend represents earnings that have previously been taxed in the jurisdiction in which the earnings were generated, the tax paid in that jurisdiction generally may be credited against the U.S. corporation’s U.S. tax liability. As a result, a U.S. corporation with foreign subsidiaries generally will be subject to tax on the group’s offshore earnings at the higher of the U.S. tax rate and the tax rate of the jurisdiction in which the relevant earnings are generated. The U.S. tax rules are extremely complex, however, and there are many exceptions to these rules and their application.
Non-U.S. corporations are not generally subject to U.S. tax except to the extent of any operations they conduct directly in the United States. The parent corporations of many multinational groups are incorporated outside the United States in jurisdictions that do not tax earnings generated outside the jurisdiction.
Under current law, New Mylan is expected to be treated as a non-U.S. corporation for U.S. federal income tax purposes following the Transaction. As such, New Mylan is expected to not have any U.S. tax liability as a result of receiving dividends from its subsidiaries (although New Mylan’s U.S. subsidiaries will have U.S. tax liability). Changes to Section 7874 of the U.S. Internal Revenue Code of 1986, as amended (“Section 7874”), or the U.S. Treasury regulations promulgated thereunder, could affect New Mylan’s status as a non-U.S. corporation for U.S. federal income tax purposes. Any such changes could have prospective or retroactive application, and may apply even if enacted after the Transaction is consummated. If New Mylan were to be treated as a U.S. corporation for U.S. federal income tax purposes, it could be subject to substantially greater U.S. tax liability than currently contemplated as a non-U.S. corporation.
Recent legislative proposals have aimed to limit the ability of foreign-owned corporations to deduct interest expense, and to make other changes in the taxation of multinational groups. Other proposals, if enacted, would cause the U.S. government to withhold government contracts from certain former U.S. corporations that have migrated to become non-U.S. corporations for U.S. federal income tax purposes. In addition, we cannot predict other legislation that might be proposed or enacted that would have the effect of penalizing former U.S. corporations that have migrated to become non-U.S. corporations for U.S. federal income tax purposes.
Each of Mylan’s and Abbott’s respective obligations to consummate the Transaction is subject to a condition that there shall have been no change in applicable law (whether or not such change in law is yet effective) with respect to Section 7874 (or any other U.S. tax law), or certain official interpretations thereof, that will, in the opinion of nationally recognized U.S. tax counsel, cause New Mylan to be treated as a U.S. domestic corporation for U.S. federal income tax purposes, and there shall have been no bill that would implement such a change which has been passed in identical (or substantially identical such that a conference committee is not required prior to submission of such legislation for the President of the United States’ approval or veto) form by both the United States House of Representatives and the United States Senate and for which the time period for the President of the United States to sign or veto such bill has not yet elapsed. Any changes to such laws or regulations could have a material adverse effect on New Mylan’s business, financial condition, results of operations, cash flows or stock price.
MYLAN AND ABBOTT MUST OBTAIN REQUIRED APPROVALS AND CONSENTS TO CONSUMMATE THE TRANSACTION, WHICH, IF DELAYED OR NOT GRANTED, MAY JEOPARDIZE OR DELAY THE CONSUMMATION OF THE TRANSACTION, RESULT IN ADDITIONAL EXPENDITURES OF MONEY AND RESOURCES, AND/OR REDUCE THE ANTICIPATED BENEFITS OF THE TRANSACTION.

The Transaction is subject to customary closing conditions. These closing conditions include, among others, the receipt of the required approval by Mylan shareholders of the Merger, the effectiveness of New Mylan’s registration statement and the receipt of the relevant approvals under the antitrust and competition laws of certain countries under which filings or approvals are required.

The governmental agencies from which the parties will seek certain of these approvals have broad discretion in administering the governing regulations. As a condition to their approval of the Transaction, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of New Mylan’s businesses after the closing. These requirements, limitations, costs, divestitures or restrictions could delay the consummation of the Transaction or may reduce the anticipated benefits of the Transaction. Further, no assurance can be given that the required approval by Mylan’s shareholders will be obtained or that the required closing conditions will be satisfied, and, if all required consents and approvals are obtained and the closing conditions are satisfied, no assurance can be given as to the terms, conditions, and timing of the consents and approvals. Pursuant to the BTA, Mylan would generally be required to commit to take, and take, any and all steps necessary to avoid or eliminate impediments or objections, if any, that may be asserted by governmental agencies from which the parties seek approvals, including any divestitures needed to obtain any antitrust or competition approvals. If Mylan agrees to any material requirements, limitations, costs, divestitures or restrictions in order to obtain any approvals required to consummate the Transaction, these requirements, limitations, costs, divestitures or restrictions could adversely affect New Mylan’s ability to integrate Mylan’s operations with the Assets or reduce the anticipated benefits of the Transaction. This could delay the consummation of the Transaction or have a material adverse effect on our business, financial condition, results of operations, cash flows, or stock price.
FAILURE TO CONSUMMATE THE TRANSACTION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, OR STOCK PRICE.

We will incur significant transaction costs relating to the Transaction, including legal, accounting, financial advisory, regulatory, and other expenses. In general, these expenses are payable by us whether or not the Transaction is completed. In addition, if the BTA is terminated in certain circumstances, including in the event that certain regulatory approvals are not obtained, approval of Mylan’s shareholders is not obtained, or Mylan’s board of directors withdraws its recommendation of the Transaction or approves or recommends an alternative acquisition proposal for Mylan, Mylan will be required, at Abbott’s option, to reimburse Abbott’s costs and expenses incurred in connection with the Transaction (including certain restructuring related taxes), provided that Mylan will not be required to reimburse Abbott for an amount in excess of $100 million. The payment of any of these costs could have a material adverse effect on our business, financial condition, results of operations, cash flows, or stock price.

UNTIL CONSUMMATION OF THE TRANSACTION AND FOR A CERTAIN PERIOD AFTER CONSUMMATION OF THE TRANSACTION, MYLAN MAY NOT BE PERMITTED TO ENTER INTO CERTAIN TRANSACTIONS THAT MIGHT OTHERWISE BE BENEFICIAL TO MYLAN’S SHAREHOLDERS.
Until the completion of the Transaction or the termination of the BTA in accordance with its terms, Mylan is prohibited, without the consent of Abbott, from making any acquisition that would be reasonably likely to delay the Transaction in any material respect and from issuing any securities or other equity rights, other than issuances of shares of Mylan common stock in connection with the exercise of outstanding equity rights. In addition, for at least 90 days after the closing of the Transaction, New Mylan may not, without the consent of Abbott, issue, or agree to issue, any securities or equity rights, other than issuances of New Mylan common shares in connection with the exercise of outstanding equity rights. The foregoing prohibitions could have the effect of delaying other strategic transactions and may, in some cases, make it impossible to pursue other strategic transactions that are available only for a limited time.

EXISTING MYLAN SHAREHOLDERS WILL OWN A SMALLER SHARE OF NEW MYLAN FOLLOWING COMPLETION OF THE TRANSACTIONS.
Following completion of the Transaction, Mylan shareholders will own the same number of shares of New Mylan that they owned in Mylan immediately before the closing. Each New Mylan ordinary share, however, will represent a smaller ownership percentage of a significantly larger company. As a result of the Transaction, Mylan shareholders will own approximately 79% of New Mylan and Abbott will indirectly own approximately 21% of New Mylan.

SALES OF NEW MYLAN COMMON SHARES AFTER THE TRANSACTION MAY NEGATIVELY AFFECT ITS MARKET PRICE.
The New Mylan common shares issued to Abbott in the Transaction will generally be eligible for immediate resale, subject to the terms of the Shareholder Agreement. The market price of New Mylan common shares could decline as a result of sales of a large number of New Mylan common shares in the market after the completion of the Transaction or the perception that these sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for New Mylan to obtain additional capital by selling equity securities in the future at a time and at a price that New Mylan deems appropriate.
IF COMPLETED, THE TRANSACTION MAY NOT ACHIEVE THE INTENDED BENEFITS OR MAY DISRUPT OUR CURRENT PLANS AND OPERATIONS.

There can be no assurance that we will be able to successfully integrate the business of Mylan with the Assets or otherwise realize the expected benefits of the Transaction. Our ability to realize the anticipated benefits of the Transaction will depend, to a large extent, on our ability to integrate our business with the Assets. The combination of two independent businesses is a complex, costly and time-consuming process. Our business may be negatively impacted following the Transaction if we are unable to effectively manage our expanded operations. The integration will require significant time and focus from management following the Transaction and may divert attention from the day-to-day operations of the combined business. Additionally, consummation of the Transaction could disrupt current plans and operations, which could delay the achievement of our strategic objectives.
The expected synergies and operating efficiencies of the Transaction may not be fully realized, which could result in increased costs and have a material adverse effect on New Mylan’s business, financial condition, results of operations, cash flows, or stock price. In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the businesses include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated synergies, operating efficiencies, business opportunities and growth prospects from combining our business with that of the Assets;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•	the complexities of managing the ongoing relationship with Abbott, which will include agreements providing for transition services, manufacturing relationships and license arrangements.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could have a material adverse effect on our business, financial condition, results of operations, cash flows, or stock price. In addition, even if the operations of the businesses of Mylan and the Assets are integrated successfully, we may not realize the full benefits of the Transaction, including the synergies, operating efficiencies or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. All of these factors could cause dilution to the earnings per share of New Mylan, decrease or delay the expected accretive effect of the Transaction, and negatively impact the price of New Mylan common shares.

ITEM 6.	EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
August 7, 2014

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
August 7, 2014

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