Form 10-Q
period 2014-09-30
MYLAN INC.
filed 2014-11-05
CIK 69499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of	Outstanding at
Common Stock	October 29, 2014
$0.50 par value	374,273,573

MYLAN INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q
For the Quarterly Period Ended
September 30, 2014

PART I — FINANCIAL INFORMATION

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Net sales	$2,069.4	$1,756.1	$5,588.8	$5,062.8
Other revenues	14.6	11.3	48.1	37.8
Total revenues	2,084.0	1,767.4	5,636.9	5,100.6
Cost of sales	1,071.6	958.9	3,077.9	2,856.2
Gross profit	1,012.4	808.5	2,559.0	2,244.4
Operating expenses:
Research and development	158.2	114.0	431.6	351.9
Selling, general and administrative	418.3	349.8	1,200.1	1,028.5
Litigation settlements, net	20.9	(10.1)	47.2	(1.4)
Other operating (income) expense, net	(80.0)	15.0	(80.0)	3.1
Total operating expenses	517.4	468.7	1,598.9	1,382.1
Earnings from operations	495.0	339.8	960.1	862.3
Interest expense	83.9	73.9	251.2	233.7
Other (income) expense, net	(1.5)	70.6	6.8	74.4
Earnings before income taxes and noncontrolling interest	412.6	195.3	702.1	554.2
Income tax (benefit) provision	(86.8)	35.9	(40.5)	108.6
Net earnings	499.4	159.4	742.6	445.6
Net earnings attributable to the noncontrolling interest	(0.3)	(0.5)	(2.4)	(2.1)
Net earnings attributable to Mylan Inc. common shareholders	$499.1	$158.9	$740.2	$443.5
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$1.33	$0.42	$1.98	$1.15
Diluted	$1.26	$0.40	$1.86	$1.13
Weighted average common shares outstanding:
Basic	374.1	382.1	373.4	385.5
Diluted	397.3	395.5	397.1	393.9

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net earnings	$499.4	$159.4	$742.6	$445.6
Other comprehensive (loss) earnings, before tax:
Foreign currency translation adjustment	(453.8)	113.6	(317.2)	(248.4)
Change in unrecognized gain (loss) and prior service cost related to defined benefit plans	1.4	0.2	(3.7)	4.7
Net unrecognized (loss) gain on derivatives	(23.1)	(20.2)	(98.3)	128.3
Net unrealized (loss) gain on marketable securities	(0.1)	0.1	—	(0.9)
Other comprehensive (loss) earnings, before tax	(475.6)	93.7	(419.2)	(116.3)
Income tax (benefit) provision	(8.0)	(10.1)	(39.0)	48.1
Other comprehensive (loss) earnings, net of tax	(467.6)	103.8	(380.2)	(164.4)
Comprehensive earnings	31.8	263.2	362.4	281.2
Comprehensive earnings attributable to the noncontrolling interest	(0.3)	(0.5)	(2.4)	(2.1)
Comprehensive earnings attributable to Mylan Inc. common shareholders	$31.5	$262.7	$360.0	$279.1

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited; in millions, except share and per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Assets
Current assets:
Cash and cash equivalents	$199.6	$291.3
Accounts receivable, net	1,733.3	1,820.0
Inventories	1,707.5	1,656.9
Deferred income tax benefit	283.1	250.1
Prepaid expenses and other current assets	1,894.3	452.9
Total current assets	5,817.8	4,471.2
Property, plant and equipment, net	1,738.3	1,665.5
Intangible assets, net	2,541.1	2,517.9
Goodwill	4,188.5	4,340.5
Deferred income tax benefit	110.3	77.8
Other assets	778.1	2,221.9
Total assets	$15,174.1	$15,294.8

LIABILITIES AND EQUITY
Liabilities
Current liabilities:
Trade accounts payable	$857.9	$1,072.8
Short-term borrowings	364.7	439.8
Income taxes payable	84.1	49.7
Current portion of long-term debt and other long-term obligations	1,992.6	3.6
Deferred income tax liability	0.3	1.5
Other current liabilities	1,174.3	1,396.6
Total current liabilities	4,473.9	2,964.0
Long-term debt	5,723.5	7,586.5
Other long-term obligations	1,274.3	1,269.1
Deferred income tax liability	296.1	515.3
Total liabilities	11,767.8	12,334.9
Equity
Mylan Inc. shareholders’ equity
Common stock — par value $0.50 per share
Shares authorized: 1,500,000,000
Shares issued: 545,732,255 and 543,978,030 as of September 30, 2014 and December 31, 2013	272.9	272.0
Additional paid-in capital	4,170.3	4,103.6
Retained earnings	3,425.3	2,685.1
Accumulated other comprehensive loss	(620.3)	(240.1)
	7,248.2	6,820.6
Noncontrolling interest	18.8	18.1
Less: Treasury stock — at cost
Shares: 171,571,414 and 172,373,900 as of September 30, 2014 and December 31, 2013	3,860.7	3,878.8
Total equity	3,406.3	2,959.9
Total liabilities and equity	$15,174.1	$15,294.8

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$742.6	$445.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	398.1	373.9
Stock-based compensation expense	48.0	36.0
Change in estimated sales allowances	462.0	164.8
Deferred income tax benefit	(250.5)	(31.9)
Loss from equity method investments	65.5	13.1
Other non-cash items	120.3	90.8
Litigation settlements, net	47.2	(1.4)
Changes in operating assets and liabilities:
Accounts receivable	(339.2)	(302.7)
Inventories	(163.4)	(177.3)
Trade accounts payable	(126.8)	129.3
Income taxes	30.4	(8.4)
Other operating assets and liabilities, net	(146.0)	(43.1)
Net cash provided by operating activities	888.2	688.7
Cash flows from investing activities:
Capital expenditures	(220.3)	(238.5)
Change in restricted cash	(76.4)	(49.0)
Cash paid for acquisitions, net	(50.0)	(50.9)
Proceeds from sale of property, plant and equipment	8.8	—
Purchase of marketable securities	(17.6)	(13.8)
Proceeds from sale of marketable securities	16.4	8.1
Payments for product rights and other, net	(377.8)	(19.1)
Net cash used in investing activities	(716.9)	(363.2)
Cash flows from financing activities:
Payment of financing fees	(2.4)	(20.3)
Purchase of common stock	—	(500.0)
Change in short-term borrowings, net	(75.1)	236.1
Proceeds from issuance of long-term debt	635.0	2,358.3
Payment of long-term debt	(695.0)	(2,457.3)
Proceeds from exercise of stock options	34.2	56.7
Taxes paid related to net share settlement of equity awards	(22.8)	—
Payments for contingent consideration	(150.0)	—
Other items, net	22.4	10.5
Net cash used in financing activities	(253.7)	(316.0)
Effect on cash of changes in exchange rates	(9.3)	5.4
Net (decrease) increase in cash and cash equivalents	(91.7)	14.9
Cash and cash equivalents — beginning of period	291.3	350.0
Cash and cash equivalents — end of period	$199.6	$364.9

See Notes to Condensed Consolidated Financial Statements

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General
The accompanying unaudited Condensed Consolidated Financial Statements (“interim financial statements”) of Mylan Inc. and subsidiaries (“Mylan” or the “Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting on Form 10-Q; therefore, as permitted under these rules, certain footnotes and other financial information included in audited financial statements were condensed or omitted. The interim financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the interim results of operations, comprehensive earnings, financial position and cash flows for the periods presented.
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
The interim results of operations, comprehensive earnings and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period. Certain prior period amounts have been reclassified from selling, general and administrative (“SG&A”) expense to other operating (income) expense, net to conform to the presentation for the current period. The reclassifications had no impact on the previously reported net earnings attributable to Mylan Inc. common shareholders.

2.	Revenue Recognition and Accounts Receivable
Mylan recognizes net sales when title and risk of loss pass to its customers and when provisions for estimates, including discounts, sales allowances, price adjustments, returns, chargebacks and other promotional programs are reasonably determinable. Accounts receivable are presented net of allowances relating to these provisions. No revisions were made to the methodology used in determining these provisions during the nine months ended September 30, 2014. Such allowances were $1.62 billion and $1.24 billion at September 30, 2014 and December 31, 2013, respectively. Other current liabilities include $349.3 million and $281.1 million at September 30, 2014 and December 31, 2013, respectively, for certain sales allowances and other adjustments that are paid to indirect customers.
Through its wholly owned subsidiary Mylan Pharmaceuticals Inc. (“MPI”), the Company has access to a $400 million accounts receivable securitization facility (the “Receivables Facility”). The receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, there were $544.5 million and $723.1 million of securitized accounts receivable.

3.	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued revised accounting guidance on revenue recognition that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of this guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years and can be applied using a full retrospective or modified retrospective approach. The Company is currently assessing the impact of the adoption of this guidance on its financial position, results of operations and cash flows.

4.	Acquisitions and Other Transactions
Abbott Branded Generics Business
On July 13, 2014, the Company entered into a definitive agreement with Abbott Laboratories (“Abbott”) to acquire Abbott’s non-U.S. developed markets specialty and branded generics business (the “Business”) in an all-stock transaction, in which Abbott will carve out the Business and transfer it to a new public company (“New Mylan”) organized in the

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Netherlands. Immediately following the transfer of the Business, the Company will merge with a wholly owned subsidiary of New Mylan (the “Merger” and, together with the transfer of the Business, the “Transaction”), and New Mylan will become the parent company of Mylan. The new public company will be called Mylan N.V. and will be led by the current Mylan leadership team and headquartered in Pittsburgh, Pennsylvania.

On October 21, 2014, the Company and Abbott entered into an amendment in connection with pre-closing actions required to be taken pursuant to the definitive agreement implementing the Transaction, and on November 4, 2014, the Company and Abbott entered into an amended and restated definitive agreement implementing the Transaction (the “Transaction Agreement”). On November 5, 2014, New Mylan filed a Registration Statement on Form S-4 (the “Registration Statement”), which includes a proxy statement of Mylan as a prospectus.

Pursuant to the Transaction Agreement, Abbott will receive 110 million shares of New Mylan in exchange for the transfer of the Business, and in the Merger, each issued and outstanding share of Mylan common stock will be converted into the right to receive one New Mylan ordinary share. As a result of the Transaction, Mylan shareholders will own approximately 78% of New Mylan and Abbott’s affiliates will own approximately 22% of New Mylan. New Mylan and Abbott will enter into a shareholder agreement in connection with the Transaction.

The consummation of the Transaction is subject to the satisfaction of certain customary closing conditions, including regulatory approvals and the approval of the Transaction Agreement by Mylan’s shareholders. Abbott will not require shareholder approval in connection with the Transaction. The Transaction Agreement contains certain customary termination rights, including the right of either party to terminate the agreement if the Transaction is not completed by October 13, 2015, subject to extension for a period of 90 days in the event conditions relating to regulatory approvals have not been satisfied as of that date. If the Transaction Agreement is terminated in certain circumstances, including in the event that certain regulatory approvals are not obtained, approval of Mylan’s shareholders is not obtained or Mylan’s Board of Directors withdraws its recommendation of the Transaction or approves or recommends an alternative acquisition proposal for Mylan, Mylan will be required, at Abbott’s option, to reimburse Abbott’s costs and expenses incurred in connection with the Transaction (including certain restructuring related taxes), provided that Mylan will not be required to reimburse Abbott for an amount in excess of $100 million.
The Business, which is being acquired on a debt-free basis, includes more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and includes several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, the Company will significantly expand and strengthen its product portfolio in Europe, Japan, Canada, Australia and New Zealand. The transaction is expected to close in the first quarter of 2015.

Agila Specialties
On February 27, 2013, the Company announced that it had signed definitive agreements to acquire the Agila Specialties businesses (“Agila”), a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited (“Strides Arcolab”). The transaction closed on December 4, 2013, and the total purchase price was approximately $1.43 billion (net of cash acquired of $3.4 million), which included estimated contingent consideration of $250 million. During the three months ended September 30, 2014, the Company entered into an agreement with Strides Arcolab to settle a portion of the contingent consideration for $150 million, for which the Company accrued $230 million at the acquisition date. As a result of this agreement, the Company recognized a gain of $80 million during the three months ended September 30, 2014, which is included in other operating (income) expense, net in the Condensed Consolidated Statements of Operations. The remaining contingent consideration, which could total a maximum of $211 million, is primarily related to the satisfaction of certain regulatory conditions, including potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies. The acquisition of Agila significantly expanded and strengthened Mylan's injectables platform and portfolio, and also provided Mylan entry into certain new geographic markets.

In accordance with U.S. GAAP, the Company used the purchase method of accounting to account for this transaction. Under the purchase method of accounting, the assets acquired and liabilities assumed in the transaction were recorded at their respective estimated fair values at the acquisition date. During the six months ended June 30, 2014, adjustments were made to the preliminary amounts recorded at December 31, 2013 primarily related to working capital and deferred taxes. These adjustments are reflected in the values presented below and in the updated December 31, 2013 consolidated balance sheet. The allocation of the $1.43 billion purchase price to the assets acquired and liabilities assumed for Agila is as follows:

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

The identified intangible assets of $280 million are comprised of $221 million of product rights and licenses that have a weighted average useful life of eight years and $59 million of customer relationships that have a weighted average useful life of five years. The equity method investment of $125 million represents the fair value of Agila’s 50% interest in Sagent Agila LLC (“Sagent Agila”). Payments for product rights and other, net on the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014, includes payments totaling $120 million to acquire certain commercialization rights in the U.S. and other countries. The goodwill of $937 million arising from the acquisition consisted largely of the value of the employee workforce and the value of products to be developed in the future. All of the goodwill was assigned to Mylan’s Generics segment. At the date of the acquisition, the Company estimated that none of the goodwill recognized would be deductible for income tax purposes. As a result of a legal merger of the Indian subsidiaries of Agila with Mylan Laboratories Limited, which was approved by the relevant Indian regulatory authorities during the three months ended September 30, 2014, approximately $739 million of goodwill related to the acquisition of Agila will be deductible for tax purposes, refer to Note 14 Income Taxes for additional information.

Significant assumptions utilized in the valuation of identified intangible assets, the equity method investment and IPR&D were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP.

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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended	Nine Months Ended
(In millions, except per share amounts)	September 30, 2013	September 30, 2013
Total revenues	$1,797.7	$5,243.5
Net earnings attributable to Mylan Inc. common shareholders	$120.7	$350.4
Earnings per common share attributable to Mylan Inc. common shareholders:
Basic	$0.32	$0.91
Diluted	$0.31	$0.89
Weighted average common shares outstanding:
Basic	382.1	385.5
Diluted	395.5	393.9

Other Transactions
On September 10, 2014, the Company entered into an agreement with Aspen Global Incorporated to acquire the U.S. commercialization, marketing and intellectual property rights related to Arixtra® Injection (“Arixtra”) and the authorized generic rights of Arixtra. The purchase price for this intangible asset was $300 million, of which $225 million was paid at the closing of the transaction on September 25, 2014, and is included in payments for product rights and other, net on the Condensed Consolidated Statements of Cash Flows with an additional $75 million held in escrow that will be released upon satisfaction of certain conditions. The asset will be amortized over an estimated useful life of 10 years.
On June 30, 2014, the Company acquired certain product rights and other intangible assets in, or for, Australia, New Zealand and Brazil. In accordance with U.S. GAAP, the Company used the purchase method of accounting to account for this transaction. The purchase price for these assets was $50.0 million. The preliminary purchase price allocation resulted in $36.7 million of intangible assets which was included in product rights and licenses, and goodwill of approximately $13.3 million which was assigned to Mylan’s Generics segment. Significant assumptions utilized in the valuation of identified intangible assets were based on company specific information and projections which are not observable in the market and are thus considered Level 3 measurements as defined by U.S. GAAP. The acquisition did not have a material impact on the Company’s results of operations since the acquisition date.

5.	Stock-Based Incentive Plan
Mylan’s shareholders have approved the 2003 Long-Term Incentive Plan (as amended, the “2003 Plan”). Under the 2003 Plan, 55,300,000 shares of common stock are reserved for issuance to key employees, consultants, independent contractors and non-employee directors of Mylan through a variety of incentive awards, including: stock options, stock appreciation rights (“SAR”), restricted shares and units, performance awards (“PSU”), other stock-based awards and short-term cash awards. Stock option awards are granted at the fair value of the shares underlying the options at the date of the grant, generally become exercisable over periods ranging from three to four years, and generally expire in ten years. Upon approval of the 2003 Plan, no further grants of stock options have been made under any other previous plans.
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The following table summarizes stock option and SAR (“stock awards”) activity:

	Number of Shares Under Stock Awards	Weighted Average Exercise Price per Share
Outstanding at December 31, 2013	13,563,881	$22.05
Granted	5,995,732	52.37
Exercised	(1,780,406)	19.67
Forfeited	(778,004)	38.14
Outstanding at September 30, 2014	17,001,203	$32.31
Vested and expected to vest at September 30, 2014	16,279,361	$32.17
Exercisable at September 30, 2014	8,417,594	$20.32
As of September 30, 2014, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had average remaining contractual terms of 7.1 years, 7.0 years and 5.2 years, respectively. Also, at September 30, 2014, stock awards outstanding, stock awards vested and expected to vest and stock awards exercisable had aggregate intrinsic values of $263.7 million, $255.1 million and $212.0 million respectively.
A summary of the status of the Company’s nonvested restricted stock and restricted stock unit awards, including PSUs, (“restricted stock awards”) as of September 30, 2014 and the changes during the nine months ended September 30, 2014 are presented below:

	Number of Restricted Stock Awards	Weighted Average Grant-Date Fair Value per Share
Nonvested at December 31, 2013	3,321,836	$27.13
Granted	2,091,396	40.32
Released	(1,160,689)	25.58
Forfeited	(385,327)	31.75
Nonvested at September 30, 2014	3,867,216	$34.32
As of September 30, 2014, the Company had $146.0 million of total unrecognized compensation expense, net of estimated forfeitures, related to all of its stock-based awards, which will be recognized over the remaining weighted average vesting period of 3.0 years. The total intrinsic value of stock-based awards exercised and restricted stock units converted during the nine months ended September 30, 2014 and 2013 was $118.1 million and $70.4 million, respectively.
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The key assumptions used in the valuation of the Awards are as follows:

2014
Volatility	29.4%
Risk-free interest rate	1.6%
Expected term (years)	5.0
Forfeiture rate	5.5%
Weighted average grant date fair value per stock appreciation right	$9.43
Weighted average grant date fair value per performance award	$34.58

6.	Balance Sheet Components
Selected balance sheet components consist of the following:

(In millions)	September 30, 2014	December 31, 2013
Inventories:
Raw materials	$562.4	$482.8
Work in process	301.9	310.0
Finished goods	843.2	864.1
	$1,707.5	$1,656.9

Property, plant and equipment:
Land and improvements	$79.9	$75.1
Buildings and improvements	805.6	747.0
Machinery and equipment	1,710.0	1,698.4
Construction in progress	295.3	207.7
	2,890.8	2,728.2
Less accumulated depreciation	1,152.5	1,062.7
	$1,738.3	$1,665.5

Other current liabilities:
Legal and professional accruals, including litigation accruals	$139.0	$145.8
Payroll and employee benefit plan accruals	244.2	288.8
Accrued sales allowances	349.3	281.1
Accrued interest	69.2	68.5
Fair value of financial instruments	10.0	74.3
Other	362.6	538.1
	$1,174.3	$1,396.6

Contingent consideration included in other current liabilities totaled $20 million and $250 million at September 30, 2014 and December 31, 2013, respectively. Contingent consideration included in other long-term obligations is $440.8 million and $414.6 million at September 30, 2014 and December 31, 2013, respectively. Included in prepaid expenses and other current assets is $205.6 million and $129.5 million of restricted cash at September 30, 2014 and December 31, 2013, respectively. An additional $100 million of restricted cash is classified in other long-term assets at September 30, 2014 and December 31, 2013, principally related to amounts deposited in escrow, or restricted amounts, for potential contingent consideration payments related to the Agila acquisition.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Company’s equity method investments in clean energy investments, whose activities qualify for income tax credits under section 45 of the U.S. Internal Revenue Code, totaled $378.2 million and $401.7 million at September 30, 2014 and December 31, 2013, respectively, and are included in other assets in the Condensed Consolidated Balance Sheets. Liabilities related to these investments totaled $408.0 million and $415.4 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, $360.1 million of these liabilities are included in other long-term obligations and $47.9 million are included in other current liabilities in the Condensed Consolidated Balance Sheets.
As part of the Agila acquisition, the Company acquired a 50% interest in Sagent Agila, which was established in 2007 between Agila and Sagent Pharmaceuticals, Inc. and is accounted for using the equity method of accounting. Sagent Agila was established to allow for the development, manufacturing and distribution of certain generic injectable products in the U.S. market. The initial term of the venture expires upon the tenth anniversary of the formation. The equity method investment included in other assets totaled $113.6 million and $123.2 million at September 30, 2014 and December 31, 2013, respectively, in the Condensed Consolidated Balance Sheets. The results of Sagent Agila were not material to Mylan’s interim financial statements.

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
On September 15, 2008, concurrent with the sale of $575 million aggregate principal amount of Cash Convertible Notes due 2015 (the “Cash Convertible Notes”), Mylan entered into a convertible note hedge and warrant transaction with certain counterparties. Pursuant to the warrant transactions, the Company sold to the counterparties warrants to purchase in the aggregate up to approximately 43.2 million shares of Mylan common stock, subject to certain anti-dilution provisions. In 2011, the Company entered into amendments with the counterparties to exchange the original warrants with an exercise price of $20.00 (the “Old Warrants”) for new warrants with an exercise price of $30.00 (the “New Warrants”). Approximately 41.0 million of the Old Warrants were exchanged in the transaction. Both the Old and New Warrants meet the definition of derivatives under the FASB’s guidance regarding accounting for derivative instruments and hedging activities; however, because these instruments have been determined to be indexed to the Company’s own common stock and meet the criteria for equity classification under the FASB’s guidance regarding contracts in an entity’s own equity, the warrants have been recorded in shareholders’ equity in the Condensed Consolidated Balance Sheets. The dilutive impact of the Old and New Warrants are included in the calculation of diluted earnings per share based upon the average market value of the Company’s common stock during the period as compared to the exercise price. For the three and nine months ended September 30, 2014, 17.0 million warrants and 17.1 million warrants, respectively, were included in the calculation of diluted earnings per share. For the three and nine months ended September 30, 2013, 7.0 million warrants and 2.8 million warrants were included in the calculation of diluted earnings per share.
Basic and diluted earnings per common share attributable to Mylan Inc. are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Basic earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$499.1	$158.9	$740.2	$443.5
Shares (denominator):
Weighted average common shares outstanding	374.1	382.1	373.4	385.5
Basic earnings per common share attributable to Mylan Inc. common shareholders	$1.33	$0.42	$1.98	$1.15

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share amounts)	2014	2013	2014	2013
Diluted earnings attributable to Mylan Inc. common shareholders (numerator):
Net earnings attributable to Mylan Inc. common shareholders	$499.1	$158.9	$740.2	$443.5
Shares (denominator):
Weighted average common shares outstanding	374.1	382.1	373.4	385.5
Stock-based awards and warrants	23.2	13.4	23.7	8.4
Total dilutive shares outstanding	397.3	395.5	397.1	393.9
Diluted earnings per common share attributable to Mylan Inc. common shareholders	$1.26	$0.40	$1.86	$1.13
Additional stock awards and restricted stock awards were outstanding during the periods ended September 30, 2014 and 2013, but were not included in the computation of diluted earnings per share for each respective period because the effect would be anti-dilutive. Such anti-dilutive awards represented 7.1 million shares and 5.8 million shares for the three and nine months ended September 30, 2014, respectively, and 1.1 million shares and 1.2 million shares for the three and nine months ended September 30, 2013, respectively.

8.	Goodwill and Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows:

(In millions)	Generics Segment	Specialty Segment	Total
Balance at December 31, 2013:
Goodwill	$3,991.4	$734.1	$4,725.5
Accumulated impairment losses	—	(385.0)	(385.0)
	3,991.4	349.1	4,340.5
Acquisitions	13.3	—	13.3
Divestment	(10.5)	—	(10.5)
Foreign currency translation	(154.8)	—	(154.8)
	$3,839.4	$349.1	$4,188.5
Balance at September 30, 2014:
Goodwill	$3,839.4	$734.1	$4,573.5
Accumulated impairment losses	—	(385.0)	(385.0)
	$3,839.4	$349.1	$4,188.5

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Intangible assets consist of the following components at September 30, 2014 and December 31, 2013:

(In millions)	Weighted Average Life (Years)	Original Cost	Accumulated Amortization	Net Book Value
September 30, 2014
Amortized intangible assets:
Patents and technologies	20	$116.6	$97.8	$18.8
Product rights and licenses	10	3,770.1	2,178.0	1,592.1
Other (1)	8	166.6	68.6	98.0
		4,053.3	2,344.4	1,708.9
In-process research and development		832.2	—	832.2
		$4,885.5	$2,344.4	$2,541.1
December 31, 2013
Amortized intangible assets:
Patents and technologies	20	$116.6	$93.8	$22.8
Product rights and licenses	10	3,559.5	2,018.1	1,541.4
Other (1)	8	174.0	59.4	114.6
		3,850.1	2,171.3	1,678.8
In-process research and development		839.1	—	839.1
		$4,689.2	$2,171.3	$2,517.9
____________

(1)	Other intangible assets consist principally of customer lists and contracts.
Amortization expense, which is classified primarily within cost of sales in the Condensed Consolidated Statements of Operations, for the nine months ended September 30, 2014 and 2013, was $269.3 million and $260.6 million, respectively. Amortization expense is expected to be approximately $95 million for the remainder of 2014 and $374 million, $292 million, $248 million and $203 million for the years ended December 31, 2015 through 2018, respectively.
Indefinite-lived intangible assets, such as the Company’s IPR&D assets, are tested at least annually for impairment, but they may also be tested whenever certain impairment indicators are present. Impairment is determined to exist when the fair value is less than the carrying value of the assets being tested. During the nine months ended September 30, 2013, the Company recorded impairment charges related to IPR&D assets of $5.1 million.
During the nine months ended September 30, 2014 and 2013, approximately $6.3 million and $6.5 million, respectively, were reclassified from acquired IPR&D to product rights and licenses.

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
Interest Rate Risk Management
The Company enters into interest rate swaps in order to manage interest rate risk associated with the Company’s fixed-rate and floating-rate debt. These derivative instruments are measured at fair value and reported as current assets or current liabilities in the Condensed Consolidated Balance Sheets.
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
In August 2014, the Company entered into a series of forward starting swaps to hedge against changes in interest rates that could impact future debt issuances. These swaps are designed as cash flow hedges of expected future issuances of long-term bonds. The Company executed $575 million of notional value swaps with an effective date of September 2015. These swaps have a maturity of 10 years.
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
At September 30, 2014, the convertible note hedge had a total fair value of $1.39 billion, which reflects the maximum loss that would be incurred should the parties fail to perform according to the terms of the contract. The counterparties are highly rated diversified financial institutions with both commercial and investment banking operations. The counterparties are required to post collateral against this obligation should they be downgraded below thresholds specified in the contract. Eligible collateral is comprised of a wide range of financial securities with a valuation discount percentage reflecting the associated risk.
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
Fair Values of Derivative Instruments
Derivatives Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Prepaid expenses and other current assets	$59.0	Prepaid expenses and other current assets	$90.3
Foreign currency forward contracts	Prepaid expenses and other current assets	7.2	Prepaid expenses and other current assets	—
Interest rate swaps	Other assets	—	Other assets	93.1
Total		$66.2		$183.4

	Liability Derivatives
	September 30, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other current liabilities	$0.5	Other current liabilities	$15.8
Foreign currency forward contracts	Other current liabilities	—	Other current liabilities	53.1
Total		$0.5		$68.9

Fair Values of Derivative Instruments
Derivatives Not Designated as Hedging Instruments

	Asset Derivatives
	September 30, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Prepaid expenses and other current assets	$5.2	Prepaid expenses and other current assets	$6.4
Purchased cash convertible note hedge	Prepaid expenses and other current assets	1,387.9	Other assets	1,303.0
Total		$1,393.1		$1,309.4

	Liability Derivatives
	September 30, 2014		December 31, 2013
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency forward contracts	Other current liabilities	$9.3	Other current liabilities	$5.4
Cash conversion feature of Cash Convertible Notes	Current portion of long-term debt and other long-term obligations	1,387.9	Long-term debt	1,303.0
Total		$1,397.2		$1,308.4

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Fair Value Hedging Relationships

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
Interest rate swaps	Interest expense	$2.4	$5.3	$50.2	$(4.5)
Total		$2.4	$5.3	$50.2	$(4.5)

	Location of (Loss) or Gain Recognized in Earnings on Hedged Items	Amount of (Loss) or Gain Recognized in Earnings on Hedged Items
(In millions)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
2016 Senior Notes (1.800% coupon)	Interest expense	$1.0	$(1.8)	$0.1	$0.8
2018 Senior Notes (6.000% coupon)	Interest expense	2.8	0.2	3.9	14.3
2023 Senior Notes (3.125% coupon)	Interest expense	2.3	—	(28.6)	—
Total		$6.1	$(1.6)	$(24.6)	$15.1

The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives in Cash Flow Hedging Relationships

	Amount of (Loss) or Gain Recognized in AOCE (Net of Tax) on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2014	2013	2014	2013
Foreign currency forward contracts	$(17.7)	$(37.3)	$(11.8)	$(84.8)
Interest rate swaps	(7.7)	4.8	(84.6)	119.8
Total	$(25.4)	$(32.5)	$(96.4)	$35.0

	Location of Loss Reclassified from AOCE into Earnings (Effective Portion)	Amount of Loss Reclassified from AOCE into Earnings (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2014	2013	2014	2013
Foreign currency forward contracts	Net sales	$(10.1)	$(22.5)	$(35.4)	$(44.4)
Interest rate swaps	Interest expense	(0.2)	—	(0.5)	(1.4)
Interest rate swaps	Other (income) expense, net	—	—	—	(0.8)
Total		$(10.3)	$(22.5)	$(35.9)	$(46.6)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Location of Gain Excluded from the Assessment of Hedge Effectiveness	Amount of Gain Excluded from the Assessment of Hedge Effectiveness
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2014	2013	2014	2013
Foreign currency forward contracts	Other (income) expense, net	$17.8	$16.3	$59.9	$43.5
Total		$17.8	$16.3	$59.9	$43.5

At September 30, 2014, the Company expects that approximately $32 million of pre-tax net losses on cash flow hedges will be reclassified from AOCE into earnings during the next 12 months.
The Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations
Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Earnings on Derivatives	Amount of Gain or (Loss) Recognized in Earnings on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(In millions)		2014	2013	2014	2013
Foreign currency forward contracts	Other (income) expense, net	$(60.3)	$13.4	$(52.7)	$9.6
Cash conversion feature of Cash Convertible Notes	Other (income) expense, net	262.4	(299.2)	(84.6)	(442.6)
Purchased cash convertible note hedge	Other (income) expense, net	(262.4)	299.2	84.6	442.6
Total		$(60.3)	$13.4	$(52.7)	$9.6
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

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Financial assets and liabilities carried at fair value are classified in the tables below in one of the three categories described above:

	September 30, 2014
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$111.3	$—	$—	$111.3
Total cash equivalents	111.3	—	—	111.3
Trading securities:
Equity securities — exchange traded funds	19.6	—	—	19.6
Total trading securities	19.6	—	—	19.6
Available-for-sale fixed income investments:
U.S. Treasuries	—	13.3	—	13.3
Corporate bonds	—	11.9	—	11.9
Agency mortgage-backed securities	—	0.6	—	0.6
Other	—	2.1	—	2.1
Total available-for-sale fixed income investments	—	27.9	—	27.9
Available-for-sale equity securities:
Biosciences industry	0.1	—	—	0.1
Total available-for-sale equity securities	0.1	—	—	0.1
Foreign exchange derivative assets	—	12.4	—	12.4
Interest rate swap derivative assets	—	59.0	—	59.0
Purchased cash convertible note hedge	—	1,387.9	—	1,387.9
Total assets at recurring fair value measurement	$131.0	$1,487.2	$—	$1,618.2
Financial Liabilities
Foreign exchange derivative liabilities	$—	$9.3	$—	$9.3
Interest rate swap derivative liabilities	—	0.5	—	0.5
Cash conversion feature of Cash Convertible Notes	—	1,387.9	—	1,387.9
Contingent consideration	—	—	460.8	460.8
Total liabilities at recurring fair value measurement	$—	$1,397.7	$460.8	$1,858.5

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	December 31, 2013
(In millions)	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Financial Assets
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total cash equivalents	—	—	—	—
Trading securities:
Equity securities — exchange traded funds	16.6	—	—	16.6
Total trading securities	16.6	—	—	16.6
Available-for-sale fixed income investments:
U.S. Treasuries	—	12.8	—	12.8
Corporate bonds	—	10.7	—	10.7
Agency mortgage-backed securities	—	0.7	—	0.7
Other	—	2.6	—	2.6
Total available-for-sale fixed income investments	—	26.8	—	26.8
Available-for-sale equity securities:
Biosciences industry	0.2	—	—	0.2
Total available-for-sale equity securities	0.2	—	—	0.2
Foreign exchange derivative assets	—	6.4	—	6.4
Interest rate swap derivative assets	—	183.4	—	183.4
Purchased cash convertible note hedge	—	1,303.0	—	1,303.0
Total assets at recurring fair value measurement	$16.8	$1,519.6	$—	$1,536.4
Financial Liabilities
Foreign exchange derivative liabilities	$—	$58.5	$—	$58.5
Interest rate swap derivative liabilities	—	15.8	—	15.8
Cash conversion feature of Cash Convertible Notes	—	1,303.0	—	1,303.0
Contingent consideration	—	—	664.6	664.6
Total liabilities at recurring fair value measurement	$—	$1,377.3	$664.6	$2,041.9

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

The fair value measurement of contingent consideration is determined using Level 3 inputs. The Company’s contingent consideration represents a component of the total purchase consideration for the respiratory delivery platform, the Agila acquisition and certain other acquisitions. The measurement is calculated using unobservable inputs based on the Company’s own assumptions. For the respiratory platform and certain other acquisitions, significant unobservable inputs in the valuation include the probability and timing of future development and commercial milestones and future profit sharing payments. A discounted cash flow method was used to value contingent consideration at September 30, 2014 and December 31, 2013, which was calculated as the present value of the estimated future net cash flows using a market rate of return. Discount rates ranging from 0.6% to 10.3% were utilized in the valuation. For the contingent consideration related to the Agila acquisition, significant unobservable inputs in the valuation include the probability of future payments to the seller of amounts withheld at the closing date. Significant changes in unobservable inputs could result in material changes to the contingent consideration liability. During the three months ended September 30, 2014, the Company entered into an agreement with Strides Arcolab to settle a portion of the contingent consideration for $150 million, for which the Company accrued $230 million at the acquisition date. As a result of this agreement, the Company recognized a gain of $80 million during the three months ended September 30, 2014, which is included in other operating (income) expense, net in the Condensed Consolidated Statements of Operations. The remaining contingent consideration, which could total a maximum of $211 million, is primarily related to the satisfaction of certain regulatory conditions, including potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies. During the three and nine months ended September 30, 2014, accretion of $9.0 million and $26.1 million, respectively was recorded in interest expense. During the three and nine months ended September 30, 2013, $8.2 million and $23.9 million, respectively was recorded in interest expense, and a fair value adjustment to increase the liability by approximately $15.0 million and $3.1 million, respectively, was recorded as a component of other operating (income) expense, net.
Although the Company has not elected the fair value option for financial assets and liabilities, any future transacted financial asset or liability will be evaluated for the fair value election.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

10.	Debt
A summary of long-term debt, including the current portion, is as follows:

(In millions)	Coupon	September 30, 2014	December 31, 2013
Revolving Facility		$—	$60.0
Cash Convertible Notes	3.750%	1,933.4	1,828.3
2016 Senior Notes (a)	1.800%	499.2	499.2
2016 Senior Notes (b)	1.350%	499.8	499.7
2018 Senior Notes (c)	2.600%	649.0	648.8
2018 Senior Notes (d)	6.000%	808.6	811.4
2019 Senior Notes (a)	2.550%	499.0	498.8
2020 Senior Notes (e)	7.875%	1,010.9	1,012.0
2023 Senior Notes (a)	3.125%	761.9	733.2
2023 Senior Notes (f)	4.200%	498.2	498.1
2043 Senior Notes (f)	5.400%	496.9	496.9
Other		0.1	0.1
		7,657.0	7,586.5
Less current portion		1,933.5	—
Total long-term debt		$5,723.5	$7,586.5
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

(d)	Instrument was called by the Company on October 16, 2014 at a redemption price of 103.000% of the principal amount.

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
Cash Convertible Notes
Below is the summary of the components of the Cash Convertible Notes:

(In millions)	September 30, 2014	December 31, 2013
Outstanding principal	$574.0	$574.0
Equity component carrying amount	1,387.9	1,303.3
Unamortized discount	(28.5)	(49.0)
Net debt carrying amount (a)	$1,933.4	$1,828.3
Purchased call options (b)	$1,387.9	$1,303.3
___________

(a)
As of September 30, 2014 and December 31, 2013, the cash convertible notes were classified as current portion of long-term debt and other long-term obligations and long-term debt, respectively, on the Consolidated Balance Sheets.

(b)	As of September 30, 2014 and December 31, 2013, purchased call options were classified as prepaid expenses and other current assets and other assets, respectively, on the Consolidated Balance Sheets.

As of September 30, 2014, because the closing price of Mylan’s common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the September 30, 2014 period was more than 130% of the applicable conversion reference price of $13.32, the $574 million of Cash Convertible Notes were convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its revolving credit facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of 1) the conversion reference rate (currently 75.0751) and 2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
Senior Notes
On October 16, 2014, the Company announced its intention to redeem all of its outstanding 6.000% 2018 Senior Notes on November 15, 2014 at a redemption price of 103% of the principal amount, together with accrued and unpaid interest at the redemption date. The redemption of the 2018 Senior Notes is expected to be funded through future debt offerings or borrowings under the Revolving Facility.
Receivables Facility
As of September 30, 2014 and December 31, 2013, the Company’s short-term borrowings under the Receivables Facility were $350 million and $374 million, respectively in the Condensed Consolidated Balance Sheets.
Fair Value
At September 30, 2014 and December 31, 2013, the fair value of the Senior Notes was approximately $5.84 billion and $5.85 billion, respectively. At September 30, 2014 and December 31, 2013, the fair value of the Cash Convertible Notes was approximately $1.96 billion and $1.88 billion, respectively. The fair values of the Senior Notes and Cash Convertible Notes were valued at quoted market prices from broker or dealer quotations and were classified as Level 2 in the fair value hierarchy.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at September 30, 2014 are as follows for each of the periods ending December 31:

(In millions)	Total
2014	$—
2015	574
2016	1,000
2017	—
2018	1,450
Thereafter	3,250
Total	$6,274

11.	Comprehensive Earnings
Accumulated other comprehensive loss, as reflected on the Condensed Consolidated Balance Sheets, is comprised of the following:

(In millions)	September 30, 2014	December 31, 2013
Accumulated other comprehensive loss:
Net unrealized gains on marketable securities, net of tax	$0.2	$0.3
Net unrecognized losses and prior service cost related to defined benefit plans, net of tax	(11.2)	(8.7)
Net unrecognized gains on derivatives, net of tax	24.4	84.8
Foreign currency translation adjustment	(633.7)	(316.5)
	$(620.3)	$(240.1)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

Components of accumulated other comprehensive loss, before tax, consist of the following, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at June 30, 2014, net of tax			$39.5	$0.3	$(12.6)	$(179.9)	$(152.7)
Other comprehensive (loss) earnings before reclassifications, before tax			(33.4)	(0.1)	1.2	(453.8)	(486.1)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(10.1)		(10.1)				(10.1)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.2)	(0.2)				(0.2)
Amortization of prior service costs included in SG&A expenses					(0.1)		(0.1)
Amortization of actuarial loss included in SG&A expenses					(0.1)		(0.1)
Amounts reclassified from accumulated other comprehensive loss, before tax			(10.3)	—	(0.2)	—	(10.5)
Net other comprehensive (loss) earnings, before tax			(23.1)	(0.1)	1.4	(453.8)	(475.6)
Income tax (benefit) provision			(8.0)	—	—	—	(8.0)
Balance at September 30, 2014, net of tax			$24.4	$0.2	$(11.2)	$(633.7)	$(620.3)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2014
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2013, net of tax			$84.8	$0.3	$(8.7)	$(316.5)	$(240.1)
Other comprehensive (loss) earnings before reclassifications, before tax			(134.2)	—	(4.4)	(317.2)	(455.8)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(35.4)		(35.4)				(35.4)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(0.5)	(0.5)				(0.5)
Amortization of prior service costs included in SG&A expenses					(0.2)		(0.2)
Amortization of actuarial loss included in SG&A expenses					(0.5)		(0.5)
Amounts reclassified from accumulated other comprehensive loss, before tax			(35.9)	—	(0.7)	—	(36.6)
Net other comprehensive (loss) earnings, before tax			(98.3)	—	(3.7)	(317.2)	(419.2)
Income tax (benefit) provision			(37.9)	0.1	(1.2)	—	(39.0)
Balance at September 30, 2014, net of tax			$24.4	$0.2	$(11.2)	$(633.7)	$(620.3)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Three Months Ended September 30, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at June 30, 2013, net of tax			$60.8	$0.4	$(11.1)	$(404.8)	$(354.7)
Other comprehensive (loss) earnings before reclassifications, before tax			(42.7)	0.1	(0.2)	113.6	70.8
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(22.5)		(22.5)				(22.5)
Amortization of actuarial loss included in SG&A expenses					(0.4)		(0.4)
Amounts reclassified from accumulated other comprehensive loss, before tax			(22.5)	—	(0.4)	—	(22.9)
Net other comprehensive (loss) earnings, before tax			(20.2)	0.1	0.2	113.6	93.7
Income tax (benefit) provision			(10.2)	0.1	—	—	(10.1)
Balance at September 30, 2013, net of tax			$50.8	$0.4	$(10.9)	$(291.2)	$(250.9)

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

	Nine Months Ended September 30, 2013
	Gains and Losses on Derivatives in Cash Flow Hedging Relationships			Gains and Losses on Marketable Securities	Defined Benefit Plan Items	Foreign Currency Translation Adjustment	Totals
(In millions)	Foreign currency forward contracts	Interest rate swaps	Total
Balance at December 31, 2012, net of tax			$(30.8)	$1.0	$(13.9)	$(42.8)	$(86.5)
Other comprehensive (loss) earnings before reclassifications, before tax			81.7	(0.9)	3.5	(248.4)	(164.1)
Amounts reclassified from accumulated other comprehensive loss, before tax:
Loss on foreign exchange forward contracts classified as cash flow hedges, included in net sales	(44.4)		(44.4)				(44.4)
Loss on interest rate swaps classified as cash flow hedges, included in interest expense		(1.4)	(1.4)				(1.4)
Loss on interest rate swaps classified as cash flow hedges, included in other expense, net		(0.8)	(0.8)				(0.8)
Amortization of prior service costs included in SG&A expenses					(0.2)		(0.2)
Amortization of actuarial loss included in SG&A expenses					(1.0)		(1.0)
Amounts reclassified from accumulated other comprehensive loss, before tax			(46.6)	—	(1.2)	—	(47.8)
Net other comprehensive earnings (loss), before tax			128.3	(0.9)	4.7	(248.4)	(116.3)
Income tax provision (benefit)			46.7	(0.3)	1.7	—	48.1
Balance at September 30, 2013, net of tax			$50.8	$0.4	$(10.9)	$(291.2)	$(250.9)

12.	Shareholders’ Equity
A summary of the changes in shareholders’ equity for the nine months ended September 30, 2014 and 2013 is as follows:

(In millions)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2013	$2,941.8	$18.1	$2,959.9
Net earnings	740.2	2.4	742.6
Other comprehensive earnings, net of tax	(380.2)	—	(380.2)
Stock option activity	34.2	—	34.2
Stock compensation expense	48.0	—	48.0
Issuance of restricted stock, net of shares withheld	(19.0)	—	(19.0)
Tax benefit of stock option plans	22.5	—	22.5
Other	—	(1.7)	(1.7)
September 30, 2014	$3,387.5	$18.8	$3,406.3

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

(In millions)	Total Mylan Inc. Shareholders' Equity	Noncontrolling Interest	Total
December 31, 2012	$3,340.7	$15.1	$3,355.8
Net earnings	443.5	2.1	445.6
Other comprehensive loss, net of tax	(164.4)	—	(164.4)
Common stock share repurchase	(500.0)	—	(500.0)
Stock option activity	56.7	—	56.7
Stock compensation expense	36.0	—	36.0
Issuance of restricted stock, net of shares withheld	(7.7)	—	(7.7)
Tax benefit of stock option plans	10.5	—	10.5
Other	—	0.2	0.2
September 30, 2013	$3,215.3	$17.4	$3,232.7

13.	Segment Information
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

(In millions)	Generics Segment	Specialty Segment	Corporate / Other(1)	Consolidated
Three Months Ended September 30, 2014
Total revenues
Third party	$1,616.9	$467.1	$—	$2,084.0
Intersegment	1.1	2.9	(4.0)	—
Total	$1,618.0	$470.0	$(4.0)	$2,084.0

Segment profitability	$511.8	$279.2	$(296.0)	$495.0

Nine Months Ended September 30, 2014
Total revenues
Third party	$4,675.9	$961.0	$—	$5,636.9
Intersegment	3.7	7.3	(11.0)	—
Total	$4,679.6	$968.3	$(11.0)	$5,636.9

Segment profitability	$1,267.1	$535.3	$(842.3)	$960.1

Three Months Ended September 30, 2013
Total revenues
Third party	$1,404.4	$363.0	$—	$1,767.4
Intersegment	1.7	4.2	(5.9)	—
Total	$1,406.1	$367.2	$(5.9)	$1,767.4

Segment profitability	$369.2	$189.8	$(219.2)	$339.8

Nine Months Ended September 30, 2013
Total revenues
Third party	$4,275.4	$825.2	$—	$5,100.6
Intersegment	4.2	18.0	(22.2)	—
Total	$4,279.6	$843.2	$(22.2)	$5,100.6

Segment profitability	$1,173.5	$387.4	$(698.6)	$862.3
____________

(1)
Includes certain corporate general and administrative and R&D expenses; net charges for litigation settlements; certain intercompany transactions, including eliminations; amortization of intangible assets and certain purchase accounting items; impairment charges; and other expenses not directly attributable to segments.

14.	Income Taxes

The Company computes its provision for income taxes using an estimated effective tax rate for the full year with consideration of certain discrete tax items which occurred within the interim period. The estimated annual effective tax rate for 2014 includes an estimate of the full-year effect of foreign tax credits that the Company anticipates it will claim against its 2014 U.S. tax liabilities.

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

The effective tax rate was (21.0)% for the third quarter of 2014, compared to 18.4% for the third quarter of 2013, and was (5.8)% for the first nine months of 2014, compared to 19.6% for the first nine months of 2013. During the third quarter of 2014, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $156 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax provision for the three and nine months ended September 30, 2014.

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

Pricing and Medicaid Litigation
Beginning in September 2003, Mylan, MPI and/or Mylan Institutional Inc. (formerly known as UDL Laboratories, Inc. and hereafter “MII”), a wholly owned subsidiary of the Company, together with many other pharmaceutical companies, were named in civil lawsuits filed by state attorneys general (“AGs”) and municipal bodies within the state of New York alleging generally that the defendants defrauded the state Medicaid systems by allegedly reporting Average Wholesale Prices (“AWP”) and/or “Wholesale Acquisition Costs” that exceeded the actual selling price of the defendants’ prescription drugs, causing state programs to overpay pharmacies and other providers. Mylan, MPI and/or MII were named as defendants in substantially similar civil lawsuits filed by the AGs of Alabama, Alaska, California, Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Oklahoma, South Carolina, Texas, Utah and Wisconsin, and also by the city of New York and approximately 40 counties across New York State. Several of these cases were transferred to the AWP multi-district litigation proceedings pending in the U.S. District Court for the District of Massachusetts for pretrial proceedings. Other cases have been litigated in the state courts in which they were filed. Each of the cases involved money damages, civil penalties and/or double, treble or punitive damages, counsel fees and costs, equitable relief and/or injunctive relief. Mylan and its subsidiaries have denied liability and have defended each of these actions vigorously.

In May 2008, an amended complaint was filed in the U.S. District Court for the District of Massachusetts by a private plaintiff on behalf of the United States of America against Mylan, MPI, MII and several other generic manufacturers. The original complaint was filed under seal in April 2000, and Mylan, MPI and MII were added as parties in February 2001. The claims against Mylan, MPI, MII and the other generic manufacturers were severed from the April 2000 complaint (which remains under seal) as a result of the federal government’s decision not to intervene in the action as to those defendants. The complaint alleged violations of the False Claims Act and set forth allegations substantially similar to those alleged in the state AG cases mentioned in the preceding paragraph and purported to seek nationwide recovery of any and all alleged overpayment of the “federal share” under the Medicaid program, as well as treble damages and civil penalties. In December 2010, the Company completed a settlement of this case (except for the claims related to the California federal share) and the Texas state action mentioned above. This settlement resolved a significant portion of the damages claims asserted against Mylan, MPI and MII in the various pending pricing litigations. In addition, Mylan reached settlements of the Alabama, Alaska, California (including the federal share), Florida, Hawaii, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, New York state and county, Oklahoma, South Carolina, Utah and Wisconsin state actions, which comprise the balance of all such lawsuits that have been filed against Mylan. The Company had accrued approximately $56.0 million at December 31, 2013. There were $54.3 million of settlement payments made during the nine months ended September 30, 2014.

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

Under the terms of the purchase agreement with Merck KGaA, Mylan is fully indemnified for the claims in the preceding paragraph and Merck KGaA is entitled to any income tax benefit the Company realizes for any deductions of amounts paid for such pricing litigation. Under the indemnity, Merck KGaA is responsible for all settlement and legal costs, and, as such, these settlements had no impact on the Company’s Consolidated Statements of Operations. At September 30, 2014, the Company has accrued approximately $63.3 million in other current liabilities, which represents its estimate of the remaining amount of anticipated income tax benefits due to Merck KGaA. Substantially all of Mylan Specialty’s known claims with respect to this pricing litigation have been settled.

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

Beginning in July 2013, Mylan and Mylan Laboratories Limited, along with other drug manufacturers, were originally named as defendants in civil lawsuits filed by a variety of plaintiffs in the U.S. District Court for the Eastern District of Pennsylvania, the District of Arizona, and the District of Massachusetts. Those lawsuits were consolidated in the U.S. District Court for the District of Massachusetts. The plaintiffs purport to represent direct and indirect purchasers of branded or generic Solodyn®, and assert violations of federal and state laws, including allegations in connection with separate settlements by Medicis with each of the other defendants of patent litigation relating to generic Solodyn®. Plaintiffs’ consolidated amended complaint was filed on September 12, 2014. Mylan and Mylan Laboratories Limited are no longer named defendants in the consolidated amended complaint.
Pioglitazone
Beginning in December 2013, Mylan, Takeda, and several other drug manufacturers have been named as defendants in civil lawsuits consolidated in the U.S. District Court for the Southern District of New York by plaintiffs which purport to represent indirect purchasers of branded or generic Actos® and Actoplus Met®. These actions allege violations of state and federal competition laws in connection with the defendants’ settlements of patent litigation in 2010 relating to Actos® and Actoplus Met®. Plaintiffs filed an amended complaint on August 22, 2014. Mylan and the other defendants filed motions to dismiss the amended complaint on October 10, 2014.

European Commission Proceedings
Perindopril
On or around July 8, 2009, the European Commission (the “Commission”) stated that it had initiated antitrust proceedings pursuant to Article 11(6) of Regulation No. 1/2003 and Article 2(1) of Regulation No. 773/2004 to explore possible infringement of Articles 81 and 82 EC and Articles 53 and 54 of the EEA Agreement by Les Laboratoires Servier (“Servier”) as well as possible infringement of Article 81 EC by the Company’s Indian subsidiary, Mylan Laboratories Limited, and four other companies, each of which entered into agreements with Servier relating to the product Perindopril. On July 30, 2012, the

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

European Commission issued a Statement of Objections to Servier SAS, Servier Laboratories Limited, Les Laboratories Servier, Adir, Biogaran, Krka, d.d. Novo mesto, Lupin Limited, Mylan Laboratories Limited, Mylan Inc., Niche Generics Limited, Teva UK Limited, Teva Pharmaceutical Industries Ltd., Teva Pharmaceuticals Europe B.V. and Unichem Laboratories Limited. Mylan Inc. and Mylan Laboratories Limited filed responses to the Statement of Objections. On July 9, 2014, the Commission issued a decision finding that Mylan Laboratories Limited and Mylan Inc., as well as the companies noted above (with the exception of Adir, a subsidiary of Servier), had violated European Union competition rules and fined Mylan Laboratories Limited approximately €17.2 million, including approximately €8.0 million jointly and severally with Mylan Inc. The Company has accrued $21.7 million related to this matter as of September 30, 2014, which was paid subsequent to September 30, 2014. The Company intends to appeal the decision to the General Court of the European Union.

Citalopram

On March 19, 2010, Mylan and Generics [U.K.] Limited, a wholly owned subsidiary of the Company, received notice that the Commission had opened proceedings against Lundbeck with respect to alleged unilateral practices and/or agreements related to Citalopram in the European Economic Area. On July 25, 2012 a Statement of Objections was issued to Lundbeck, Merck KGaA, Generics [U.K.] Limited, Arrow, Resolution Chemicals, Xelia Pharmaceuticals, Alpharma, A.L. Industrier and Ranbaxy. Generics [U.K.] Limited filed a response to the Statement of Objections, and vigorously defended itself against allegations contained therein. On June 19, 2013, the Commission issued a decision finding that Generics [U.K.] Limited, as well as the companies noted above, had violated European Union competition rules and fined Generics [U.K.] Limited approximately €7.8 million, jointly and severally with Merck KGaA. Generics [U.K.] Limited has appealed the Commission’s decision to the General Court of the EU. Generics [U.K.] Limited has also sought indemnification from Merck KGaA with respect to the €7.8 million proportion of the fine for which Merck KGaA and Generics [U.K.] Limited were held jointly and severally liable. Merck KGaA has counterclaimed against Generics [U.K.] Limited seeking the same. The Company had accrued approximately $10.3 million related to this matter as of September 30, 2014 and December 31, 2013. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of such reasonably possible losses at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

U.K. Competition and Markets Authority
On August 12, 2011, Generics [U.K.] Limited received notice that the Office of Fair Trading (subsequently changed to the Competition and Markets Authority (the “CMA”)) was opening an investigation to explore the possible infringement of the Competition Act 1998 and Article 101 and 102 of the Treaty on the Functioning of the European Union, with respect to alleged agreements related to Paroxetine. On April 19, 2013, a Statement of Objections was issued to GlaxoSmithKline, Generics [U.K.] Limited, Alpharma and Ivax LLC. Generics [U.K.] Limited filed a response to the Statement of Objections, defending itself against the allegations contained therein. The CMA issued a Supplementary Statement of Objections to the above-referenced parties on October 21, 2014. A decision remains pending.

South African Competition Commission
Mylan's South African affiliate received a summons and a request for appearance and information, dated February 22, 2013, from the South African Competition Committee regarding a supply agreement between Aspen Pharmacare Holdings (Pty) Ltd. and Mylan Laboratories Limited pertaining to a fixed dose combination antiretroviral product. The summons was issued in respect of two complaints in connection with this agreement. An amended complaint and Initiation Statement were received on June 21, 2013. Mylan has produced documents and information in connection with this matter. On September 12, 2014, the Competition Commission notified Mylan that the complaint would not be referred to the Competition Tribunal, the adjudicative body for competition matters. The Competition Commission investigation has therefore been closed.

Product Liability
The Company is involved in a number of product liability lawsuits and claims related to alleged personal injuries arising out of certain products manufactured and/or distributed by the Company, including but not limited to its Fentanyl Transdermal System, Phenytoin, Propoxyphene and Alendronate. The Company believes that it has meritorious defenses to these lawsuits and claims and is vigorously defending itself with respect to those matters. From time to time, the Company has agreed to settle or otherwise resolve certain lawsuits and claims on terms and conditions that are in the best interests of the Company. The Company had accrued approximately $13.4 million at September 30, 2014 and $13.8 million at December 31, 2013. It is reasonably possible that we will incur additional losses above the amount accrued but we cannot estimate a range of

MYLAN INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited) - Continued

such reasonably possible at this time. There are no assurances, however, that settlements reached and/or adverse judgments received, if any, will not exceed amounts accrued.

Intellectual Property
On April 16, 2012, the Federal Circuit reversed and vacated a judgment of invalidity by the United States District Court for the District of Delaware in a patent infringement lawsuit by Eurand, Inc. (now known as Aptalis Pharmatech, Inc.), Cephalon, Inc., and Anesta AG against Mylan Inc. and MPI in relation to MPI’s abbreviated new drug application for Extended-release Cyclobenzaprine Hydrochloride. On May 12, 2011, the District Court found, after trial, the patents-in-suit invalid as obvious. On May 13, 2011, MPI launched its Cyclobenzaprine Hydrochloride Extended-release capsules. Plaintiffs appealed the District Court’s finding of obviousness to the Federal Circuit, and on May 24, 2011, the District Court issued an injunction order enjoining Mylan from selling any additional Cyclobenzaprine products pending the Federal Circuit’s decision. Plaintiffs were required to post a $10 million bond. Mylan appealed the District Court’s injunction and filed a motion to stay the injunction pending resolution of the appeal. On May 25, 2011, the Federal Circuit temporarily stayed the injunction pending full briefing on Mylan’s motion to stay. On July 7, 2011, the Federal Circuit reinstated the injunction preventing further sales pending a decision on the appeal. On April 16, 2012, the Federal Circuit reversed and vacated the District Court’s invalidity judgment and dismissed without prejudice Mylan’s appeal of the injunction. The Company filed a petition for rehearing en banc and on July 25, 2012, the petition was denied. The Company filed a petition for certiorari to the United States Supreme Court on October 23, 2012 and on January 14, 2013, the petition was denied. The case was remanded to the District Court for consideration of the issue of damages. On April 4, 2013, the District Court ordered that the effective date of approval of Mylan’s Abbreviated New Drug Application shall not be earlier than the later to expire of the patents-in-suit, unless otherwise ordered by the Court, and enjoined Mylan from manufacturing, using, offering to sell, selling, or importing its products until after the later of the expiration dates of the patents-in-suit, unless otherwise ordered by the Court. On September 23, 2014, the parties executed a settlement agreement resolving the dispute and on September 24, 2014 the case was dismissed.

In these and other situations, the Company has used its business judgment to decide to market and sell products, notwithstanding the fact that allegations of patent infringement(s) or other potential third party rights have not been finally resolved by the courts. The risk involved in doing so can be substantial because the remedies available to the owner of a patent for infringement may include a reasonable royalty on sales or damages measured by the profits lost by the patent owner. In the case of willful infringement, the definition of which is subjective, such damages may be increased up to three times. Moreover, because of the discount pricing typically involved with bioequivalent products, patented branded products generally realize a substantially higher profit margin than bioequivalent products. An adverse decision in any case could have a material adverse effect on our financial position, results of operations and cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis addresses material changes in the financial condition and results of operations of Mylan Inc. and subsidiaries (the “Company”, “Mylan”, “our” or “we”) for the periods presented. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements, the related Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the Company’s Current Report on Form 8-K filed on August 6, 2014, the unaudited interim financial statements and related Notes included in Part I — ITEM 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and our other Securities and Exchange Commission (“SEC”) filings and public disclosures. The interim results of operations and cash flows for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year or any other future period.
This Form 10-Q may contain “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the proposed acquisition (the “Transaction”) by a new public company organized in the Netherlands (“New Mylan”) of both Mylan and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “Business”), the expected timetable for completing the Transaction, benefits and synergies of the Transaction, future opportunities for the combined company and products and any other statements regarding the combined company’s, the Company’s and the Business’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These often may be identified by the use of words such as “will”, “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the ability to meet expectations regarding the accounting and tax treatments and the timing and consummation of the Transaction; changes in relevant tax and other laws; the ability to consummate the Transaction; the conditions to the consummation of the Transaction, including the receipt of approval of the Company’s shareholders; the regulatory approvals required for the Transaction not being obtained on the terms expected or on the anticipated schedule; the integration of the Business being more difficult, time-consuming, or costly than expected; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the Transaction; the retention of certain key employees of the Business being difficult; the possibility that the combined company may be unable to achieve expected synergies and operating efficiencies in connection with the Transaction within the expected time frames or at all and to successfully integrate the Business; expected or targeted future financial and operating performance and results; the capacity (prior to or after consummation of the Transaction) to bring new products to market, including but not limited to where the Company or the combined company uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); the scope, timing, and outcome of any ongoing legal proceedings and the impact of any such proceedings on financial condition, results of operations and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impacts of competition; changes in the economic and financial conditions of the Company's business, the combined company, or the Business; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with the Company’s business activities, see the risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by the Company’s current report on Form 8-K filed on August 6, 2014, the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, and below under “Risk Factors” in Part II — ITEM 1A as well as its other filings with the SEC. These risks, as well as other risks associated with the Company, New Mylan, the Business and the Transaction are also more fully discussed in the proxy statement/prospectus included in the Registration Statement on Form S-4 (the “Registration Statement”) that New Mylan filed with the SEC on November 5, 2014 in connection with the Transaction. You can access the Company’s and New Mylan’s filings with the SEC through the SEC website at www.sec.gov, and the Company strongly encourages you to do so. The Company undertakes no obligation to update any statements herein for revisions or changes after the filing date of this Form 10-Q.

Additional Information and Where to Find It
In connection with the Transaction, New Mylan filed with the SEC the Registration Statement that includes a proxy statement of Mylan that also constitutes a prospectus of New Mylan (which Registration Statement has not yet been declared effective). INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS, AND ANY OTHER RELEVANT DOCUMENTS WHEN THEY BECOME AVAILABLE, BECAUSE THEY CONTAIN, OR WILL CONTAIN, IMPORTANT INFORMATION ABOUT MYLAN, NEW MYLAN, THE BUSINESS AND THE TRANSACTION. A definitive proxy statement will be sent to shareholders of Mylan seeking approval of the Transaction after the Registration Statement is declared effective. The proxy statement/prospectus and other documents relating to the Transaction can be obtained free of charge from the SEC website at www.sec.gov.

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

A summary of the Generics Segment’s 2013 total third party net sales and total revenues recast for the geographic change noted above is detailed below:

Recast for Geographic Changes Within the Generics Segment:
(In millions)	Three Months Ended				Nine Months Ended	Year Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	September 30, 2013	December 31, 2013
Generics:
North America	$731.5	$716.5	$705.5	$853.1	$2,153.5	$3,006.6
Europe	348.5	359.4	346.5	375.3	1,054.4	1,429.7
Rest of World	327.8	374.5	346.9	389.4	1,049.2	1,438.6
Total third-party net sales	1,407.8	1,450.4	1,398.9	1,617.8	4,257.1	5,874.9
Other third-party revenues	5.0	7.8	5.5	7.5	18.3	25.8
Intersegment sales	0.6	1.9	1.7	1.5	4.2	5.7
Generics total revenues	$1,413.4	$1,460.1	$1,406.1	$1,626.8	$4,279.6	$5,906.4

Significant recent events include the following:
Abbott Branded Generics Business
On July 13, 2014, the Company entered into a definitive agreement with Abbott to acquire the Business in an all-stock transaction in which Abbott will carve out the Business and transfer it to New Mylan. Immediately following the transfer of the Business, the Company will merge with a wholly owned subsidiary of New Mylan (the “Merger”), and New Mylan will become the parent company of Mylan. The new public company will be called Mylan N.V. and will be led by the current Mylan leadership team and headquartered in Pittsburgh, Pennsylvania.

On October 21, 2014, the Company and Abbott entered into an amendment in connection with pre-closing actions required to be taken pursuant to the definitive agreement implementing the Transaction, and on November 4, 2014, the Company and Abbott entered into an amended and restated definitive agreement implementing the Transaction (the “Transaction Agreement”). On November 5, 2014, New Mylan filed a Registration Statement on Form S-4, which includes a proxy statement of Mylan as a prospectus.

Pursuant to the Transaction Agreement, Abbott will receive 110 million shares of New Mylan in exchange for the transfer of the Business, and in the Merger, each issued and outstanding share of Mylan common stock will be converted into the right to receive one New Mylan ordinary share. As a result of the Transaction, Mylan shareholders will own approximately 78% of New Mylan and Abbott’s affiliates will own approximately 22% of New Mylan. New Mylan and Abbott will enter into a shareholder agreement in connection with the Transaction.

The consummation of the Transaction is subject to the satisfaction of certain customary closing conditions, including regulatory approvals and the approval of the Transaction Agreement by Mylan’s shareholders. Abbott will not require shareholder approval in connection with the Transaction. The Transaction Agreement contains certain customary termination rights, including the right of either party to terminate the agreement if the Transaction is not completed by October 13, 2015, subject to extension for a period of 90 days in the event conditions relating to regulatory approvals have not been satisfied as of that date. If the Transaction Agreement is terminated in certain circumstances, including in the event that certain regulatory approvals are not obtained, approval of Mylan’s shareholders is not obtained or Mylan’s Board of Directors withdraws its recommendation of the Transaction or approves or recommends an alternative acquisition proposal for Mylan, Mylan will be required, at Abbott’s option, to reimburse Abbott’s costs and expenses incurred in connection with the Transaction (including certain restructuring related taxes), provided that Mylan will not be required to reimburse Abbott for an amount in excess of $100 million.

The Business, which is being acquired on a debt-free basis, includes more than 100 specialty and branded generic pharmaceutical products in five major therapeutic areas and includes several patent protected, novel and/or hard-to-manufacture products. As a result of the acquisition, the Company will significantly expand and strengthen its product portfolio in Europe, Japan, Canada, Australia and New Zealand. The transaction is expected to close in the first quarter of 2015.
Agila Specialties
On February 27, 2013, the Company announced that it signed definitive agreements to acquire the Agila Specialties businesses (“Agila”), a developer, manufacturer and marketer of high-quality generic injectable products, from Strides Arcolab Limited (“Strides Arcolab”). The transaction closed on December 4, 2013, and the total purchase price was approximately $1.43 billion (net of cash acquired of $3.4 million), which included estimated contingent consideration of $250 million. During the three months ended September 30, 2014, the Company entered into an agreement with Strides Arcolab to settle a portion of the contingent consideration for $150 million, for which the Company accrued $230 million at the acquisition date. As a result of this agreement, the Company recognized a gain of $80 million during the three months ended September 30, 2014, which is included in other operating (income) expense, net in the Condensed Consolidated Statements of Operations.

The remaining contingent consideration, which could total a maximum of $211 million, is primarily related to the satisfaction of certain regulatory conditions, including potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies. The acquisition of Agila significantly expands and strengthens Mylan's existing injectables platform and portfolio, and also provides Mylan entry into certain new geographic markets.

Financial Summary
For the three months ended September 30, 2014, Mylan reported total revenues of $2.08 billion, compared to $1.77 billion for the three months ended September 30, 2013. This represents an increase in revenues of $316.6 million, or 17.9%. Consolidated gross profit for the current quarter was $1.01 billion, compared to $808.5 million in the comparable prior year period, an increase of $203.9 million, or 25.2%. For the current quarter, earnings from operations were $495.0 million, compared to $339.8 million for the three months ended September 30, 2013, an increase of $155.2 million, or 45.7%.
Net earnings attributable to Mylan Inc. common shareholders increased $340.2 million, or 214.1%, to $499.1 million for the three months ended September 30, 2014, compared to $158.9 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. common shareholders increased from $0.40 to $1.26 for the three months ended September 30, 2014 compared to the prior year comparable period.
For the nine months ended September 30, 2014, Mylan reported total revenues of $5.64 billion, compared to $5.10 billion for the nine months ended September 30, 2013. This represents an increase in revenues of $536.3 million, or 10.5%. Consolidated gross profit for the nine months ended September 30, 2014 was $2.56 billion, compared to $2.24 billion in the comparable prior year period, an increase of $314.6 million, or 14.0%. For the nine months ended September 30, 2014, earnings from operations were $960.1 million, compared to $862.3 million for the nine months ended September 30, 2013, an increase of $97.8 million, or 11.3%.
Net earnings attributable to Mylan Inc. common shareholders increased $296.7 million, or 66.9%, to $740.2 million for the nine months ended September 30, 2014, compared to $443.5 million for the prior year comparable period. Diluted earnings per common share attributable to Mylan Inc. common shareholders increased from $1.13 to $1.86 for the nine months ended September 30, 2014 compared to the prior year comparable period. A more detailed discussion of the Company’s financial results can be found below in the section titled “Results of Operations.”

Results of Operations
Three Months Ended September 30, 2014, Compared to Three Months Ended September 30, 2013
Total Revenues and Gross Profit
For the current quarter, Mylan reported total revenues of $2.08 billion, compared to $1.77 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the current quarter were $2.07 billion, compared to $1.76 billion for the comparable prior year period, representing an increase of $313.3 million, or 17.8%. Other third party revenues for the current quarter were $14.6 million, compared to $11.3 million for the comparable prior year period, an increase of $3.3 million.
The impact of foreign currency translation on Mylan’s total revenues in the current quarter was not significant. Translating total revenues in the current quarter at prior period foreign currency exchange rates (“constant currency”) would have resulted in period over period constant currency growth of approximately $313 million, or 18%. The increase in constant currency total revenues was the result of a 29% increase in net sales in Specialty combined with constant currency net sales growth in Generics of 15%, which included net sales growth in all regions. The contribution from new products, and to a lesser extent, net sales from acquired businesses, totaled approximately $221 million in the third quarter of 2014. On a constant currency basis, net sales from existing products increased approximately $88 million as a result of an increase in pricing of approximately $59 million and volume of approximately $29 million.
Cost of sales for the three months ended September 30, 2014 was $1.07 billion, compared to $958.9 million for the comparable prior year period. Cost of sales for the current quarter is impacted by the amortization of acquired intangible assets of approximately $91.5 million and restructuring and other special items of approximately $29.1 million as described further in the section titled “Adjusted Earnings.” The prior year comparable period cost of sales included similar purchase accounting of approximately $85.1 million and restructuring and other special items of approximately $9.6 million. The increase in current year purchase accounting and restructuring and other special items is principally the result of increased acquisition related costs and amortization expense as a result of the Agila acquisition, which was completed in late 2013. Excluding the amounts related to purchase accounting amortization, acquisition related costs and restructuring and other special items, adjusted cost of sales in the current quarter increased to $951.0 million from $864.2 million, corresponding with the increase in sales.
Gross profit for the three months ended September 30, 2014 was $1.01 billion, and gross margins were 48.6%. For the three months ended September 30, 2013, gross profit was $808.5 million, and gross margins were 45.7%. Excluding the purchase accounting amortization, acquisition related costs and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 54% for the three months ended September 30, 2014 as compared to approximately 51% for the three months ended September 30, 2013. Adjusted gross margins were positively impacted in the current quarter as a result of new product introductions by approximately 250 basis points and an increase in net sales of the EpiPen® Auto-Injector by approximately 40 basis points.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 39% and 38% of the Company’s total revenues for the three months ended September 30, 2014 and 2013, respectively.
Generics Segment
For the current quarter, Generics third party net sales were $1.61 billion, compared to $1.40 billion for the comparable prior year period, an increase of $208.5 million, or 14.9%. Foreign currency did not have a significant impact on third party net sales for the current quarter as constant currency third party net sales increased by approximately 15% when compared to the prior year period.
Third party net sales from North America were $841.8 million for the current quarter, compared to $705.5 million for the comparable prior year period, representing an increase of $136.3 million, or 19.3%. The increase in current quarter third party net sales was principally due to net sales from new products, and to a lesser extent, net sales from acquired businesses, totaling approximately $188 million, favorable pricing and maximization of key market opportunities. This increase was partially offset by lower third party net sales of existing products as a result of lower volumes. The effect of foreign currency translation was insignificant within North America.
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

Third party net sales from Europe were $351.5 million for the three months ended September 30, 2014, compared to $346.5 million for the comparable prior year period, an increase of $5.0 million, or 1.4%. The effect of foreign currency translation was insignificant within Europe as constant currency third party net sales increased $5 million, or 1%. This increase was primarily the result of increased volumes in Italy and France combined with net sales from new products, and to a lesser extent, net sales from acquired businesses within the region. These increases were partially offset by lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions.
Local currency net sales from Mylan’s business in France decreased compared to the prior year as a result of lower pricing on existing products, partially offset by higher volumes and new product net sales. Sales in France continue to be negatively impacted by government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable in the third quarter of 2014 and we remain the market leader.
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
A number of markets in which we operate have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. The loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.
In the Rest of World, third party net sales were $414.1 million for the three months ended September 30, 2014, compared to $346.9 million for the comparable prior year period, an increase of $67.2 million, or 19.4%. Excluding the favorable effect of foreign currency translation, calculated as described above, third party net sales would have increased by approximately $63 million, or 18%. This increase is primarily driven by higher third party net sales volumes from our operations in India, in particular, strong growth in the anti-retroviral (“ARV”) franchise. Sales were also positively impacted by increases in net sales from new products and acquired businesses.
The increase in third party net sales from our operations in India, excluding the effect of foreign currency, is due to significant growth in net sales of finished dosage form (“FDF”) ARV products used in the treatment of HIV/AIDS. In addition to third party net sales, the Rest of World region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by the Rest of World were approximately $184.0 million and $156.5 million in the three months ended September 30, 2014 and 2013, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net sales.
In Japan, excluding the effect of foreign currency, third party net sales were essentially flat as a result of lower volumes, offset by new product introductions. The company continues to see Japan as a key region for future sales growth as the market expands. In Australia, local currency third party net sales increased versus the comparable prior year period as a result of new product sales, partially offset by decreases in pricing as a result of significant government-imposed pricing reform. As in Europe, both Australia and Japan have undergone government-imposed price reductions that have had, and could continue to have, a negative impact on sales and gross profit in these markets.
Specialty Segment
For the current quarter, Specialty reported third party net sales of $462.0 million, an increase of $104.8 million, or 29.3%, from $357.2 million for the comparable prior year period. The increase in Specialty net sales was due to higher net sales of the EpiPen® Auto-Injector driven by increases in volume as a result of double digit growth in the epinephrine auto-injector market, as well as favorable pricing.

Operating Expenses
Research & Development Expense
R&D for the three months ended September 30, 2014 was $158.2 million, compared to $114.0 million for the comparable prior year period, an increase of $44.2 million. R&D increased primarily due to the continued development of our respiratory and biologics programs as well as the timing of internal and external product development projects, including increased clinical activities, payroll and material costs.
Selling, General & Administrative Expense
Selling, general and administrative expense (“SG&A”) for the current quarter was $418.3 million, compared to $349.8 million for the comparable prior year period, an increase of $68.5 million. Factors contributing to the increase in SG&A include increased selling and marketing costs of approximately $13 million, primarily related to the EpiPen® Auto-Injector, which includes our direct-to-consumer marketing campaign. To support anticipated new product launches within the North American region of the Generics segment, legal costs increased approximately $9 million. Additionally, employee costs increased approximately $20 million and acquisition related costs increased approximately $12 million.
Litigation Settlements, net
During the three months ended September 30, 2014 and 2013, the Company recorded a $20.9 million charge, net, and $10.1 million gain, net, respectively, for litigation settlements. The current period charge was primarily related to the settlement of an intellectual property matter. In the prior year period, the Company recognized lost profits in patent infringement matters totaling approximately $20 million, including recoveries related to product launches, which was partially offset by $6.2 million of charges related to a patent infringement matter in Europe.
Other Operating (Income) Expense, Net
During the three months ended September 30, 2014, the Company recognized a gain of $80.0 million as a result of an agreement with Strides Arcolab to settle a component of the contingent consideration related to the Agila acquisition. The gain recognized relates to lost revenues in 2014 arising from supply disruptions that resulted from on-going quality-enhancement activities initiated at certain Agila facilities prior to the Company’s acquisition of Agila in 2013. In the prior year period, the Company recognized a charge of $15.0 million related to fair value adjustments to contingent consideration.
Interest Expense
Interest expense for the three months ended September 30, 2014 totaled $83.9 million, compared to $73.9 million for the three months ended September 30, 2013. The increase is primarily due to higher average debt balances, higher interest expense related to the Company’s clean energy investments, amortization of discounts and premiums and accretion of contingent consideration. Included in interest expense is non-cash interest, primarily made up of the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $7.2 million for the current quarter and $7.6 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the current quarter is $9.0 million compared to $8.2 million for the comparable prior year period.
Other (Income) Expense, Net
Other (income) expense, net was income of $1.5 million in the current quarter, compared to expense of $70.6 million for the comparable prior year period. Other (income) expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the third quarter of 2014, other (income) expense, net included foreign exchange gains of $21.2 million and other individually insignificant gains, offset by losses from equity affiliates of $22.5 million, principally related to the Company’s clean energy investments. In the third quarter of 2013, other (income) expense, net included charges of approximately $63.9 million related to the redemption of the 2017 Senior Notes, comprised of the redemption premium and the write-off of deferred financing fees, and foreign exchange gains of approximately $4.0 million.

Income Tax (Benefit) Provision
Income tax (benefit) provision was a benefit of $86.8 million for the three months ended September 30, 2014, compared to a provision of $35.9 million for the comparable prior year period. The effective tax rate was (21.0)% and 18.4% for the three months ended September 30, 2014 and 2013, respectively. During the three months ended September 30, 2014, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $156 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax provision.
Nine Months Ended September 30, 2014, Compared to Nine Months Ended September 30, 2013
Total Revenues and Gross Profit
For the nine months ended September 30, 2014, Mylan reported total revenues of $5.64 billion, compared to $5.10 billion for the comparable prior year period. Total revenues include both net sales and other revenues from third parties. Third party net sales for the nine months ended September 30, 2014 were $5.59 billion, compared to $5.06 billion for the comparable prior year period, representing an increase of $526.0 million, or 10.4%. Other third party revenues for the nine months ended September 30, 2014 were $48.1 million, compared to $37.8 million for the comparable prior year period, an increase of $10.3 million.
The impact of foreign currency translation on Mylan’s total revenues in the current period was not significant. Translating total revenues in the current period at prior periods foreign currency exchange rates would have resulted in period over period constant currency growth of approximately $568 million, or 11%. The increase in constant currency total revenues was the result of an increase in third party net sales in Specialty combined with constant currency net sales growth in Generics of 10%, which included net sales growth in all regions. The contribution from new products, and to a lesser extent, net sales from acquired businesses, totaled approximately $441 million in the first nine months of 2014. On a constant currency basis, net sales from existing products increased approximately $117 million as a result of an increase in pricing of approximately $43 million and an increase in volume of $74 million.
Cost of sales for the nine months ended September 30, 2014 was $3.08 billion, compared to $2.86 billion for the comparable prior year period. Cost of sales for the current period is impacted by the amortization of acquired intangible assets of approximately $278.3 million and restructuring and other special items of approximately $84.7 million as described further in the section titled “Adjusted Earnings.” The prior year comparable period cost of sales included similar purchase accounting of approximately $262.7 million and restructuring and other special items of approximately $26.8 million. The increase in current year purchase accounting and restructuring and other special items is principally the result of increased acquisition related costs and amortization expense as a result of the Agila acquisition, which was completed in late 2013. Excluding the amounts related to purchase accounting amortization, acquisition related costs and restructuring and other special items, adjusted cost of sales in the current period increased slightly to $2.71 billion from $2.57 billion corresponding with the increase in net sales.
Gross profit for the nine months ended September 30, 2014 was $2.56 billion, and gross margins were 45.4%. For the nine months ended September 30, 2013, gross profit was $2.24 billion, and gross margins were 44.0%. Excluding the purchase accounting amortization, acquisition related costs and restructuring and other special items discussed in the preceding paragraph, gross margins would have been approximately 52% for the nine months ended September 30, 2014 as compared to approximately 50% for the nine months ended September 30, 2013. Adjusted gross margins were positively impacted in the current period as a result of new product introductions by approximately 175 basis points and an increase in net sales of the EpiPen® Auto-Injector by approximately 50 basis points.
From time to time, a limited number of our products may represent a significant portion of our net sales, gross profit and net earnings. Generally, this is due to the timing of new product launches and the amount, if any, of additional competition in the market. Our top ten products in terms of sales, in the aggregate, represented approximately 33% and 31% of the Company’s total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Generics Segment
For the nine months ended September 30, 2014, Generics third party net sales were $4.64 billion, compared to $4.26 billion for the comparable prior year period, an increase of $387.2 million, or 9.1%. Foreign currency had an unfavorable impact on third party net sales for the current period. When translated at prior year foreign currency exchange rates, Generics third party net sales for the current period would have increased by approximately 10% when compared to the prior year period.
Third party net sales from North America were $2.36 billion for the nine months ended September 30, 2014, compared to $2.15 billion for the comparable prior year period, representing an increase of $207.1 million, or 9.6%. The increase in third party net sales was principally due to net sales from new products, and to a lesser extent, net sales from acquired businesses, which totaled approximately $350 million for the nine months ended September 30, 2014 and maximization of key market opportunities. This increase was partially offset by lower volumes on existing products. The effect of foreign currency translation was insignificant within North America.
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
Third party net sales from Europe were $1.10 billion for the nine months ended September 30, 2014, compared to $1.05 billion for the comparable prior year period, an increase of $49.0 million, or 4.6%. Excluding the favorable effect of foreign currency translation, calculated as described above, third party net sales would have increased $16 million, or 2%. This increase was primarily the result of increased volumes in France, Italy and the United Kingdom combined with net sales from new products, and to a lesser extent, net sales from acquired businesses within the region. These increases in volumes were offset by lower pricing throughout Europe as a result of government-imposed pricing reductions and competitive market conditions.
Local currency net sales from Mylan’s business in France decreased when compared to the prior year as a result of lower pricing due to market conditions, partially offset by new product net sales and higher volumes on existing products. Sales in France continue to be negatively impacted by government-imposed pricing reductions and an increasingly competitive market. Our market share in France remained relatively stable for the nine months ended September 30, 2014 and we remain the market leader.
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
A number of markets in which we operate have implemented, or may implement, tender systems for generic pharmaceuticals in an effort to lower prices. Generally speaking, tender systems can have an unfavorable impact on sales and profitability. Under such tender systems, manufacturers submit bids that establish prices for generic pharmaceutical products. Upon winning the tender, the winning company will receive preferential reimbursement for a period of time. The tender system often results in companies underbidding one another by proposing low pricing in order to win the tender. Additionally, the loss of a tender by a third party to whom we supply API can also have a negative impact on our sales and profitability. Sales, primarily in Germany, continue to be negatively affected by the impact of tender systems.
In the Rest of World, third party net sales were $1.18 billion for the nine months ended September 30, 2014, compared to $1.05 billion for the comparable prior year period, an increase of $131.1 million, or 12.5%. Excluding the unfavorable effect of foreign currency translation, calculated as described above, third party net sales would have increased by approximately $190 million, or 18%. This increase is primarily driven by higher third party net sales volumes from our operations in India as a result of strong growth in the ARV franchise, and in Japan, and to a lesser extent, net sales from new products and acquired businesses.

The increase in third party net sales from our operations in India, excluding the effect of foreign currency, is due to significant growth in net sales of finished dosage form FDF ARV products used in the treatment of HIV/AIDS. In addition to third party net sales, the Rest of World region also supplies both FDF generic products and API to Mylan subsidiaries in conjunction with the Company’s vertical integration strategy. Intercompany sales recognized by the Rest of World were approximately $535.3 million and $505.2 million in the nine months ended September 30, 2014 and 2013, respectively. These intercompany sales eliminate within, and therefore are not included in, Generics or consolidated net sales.
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
Specialty Segment
For the nine months ended September 30, 2014, Specialty reported third party net sales of $944.5 million, an increase of $138.8 million, or 17.2%, from $805.7 million for the comparable prior year period. The increase in Specialty net sales was the result of higher net sales of the EpiPen® Auto-Injector as a result of favorable pricing. Volumes were essentially flat compared to the prior year period as increases in volume from double digit growth in the epinephrine auto-injector market were offset by decreases in volume from declines in wholesaler inventory levels during the beginning of 2014.
Operating Expenses
Research & Development Expense
R&D for the nine months ended September 30, 2014 was $431.6 million, compared to $351.9 million for the comparable prior year period, an increase of $79.7 million. R&D increased primarily due to the continued development of our respiratory and biologics programs as well as the timing of internal and external product development projects and $17.5 million in up front licensing payments. In the prior year, the Company incurred licensing payments of approximately $23.0 million.
Selling, General & Administrative Expense
SG&A expense for the nine months ended September 30, 2014 was $1.20 billion, compared to $1.03 billion for the comparable prior year period, an increase of $171.6 million. Factors contributing to the increase in SG&A include increased selling and marketing costs of approximately $52 million primarily related to the EpiPen® Auto-Injector, which includes our direct-to-consumer marketing campaign. To support anticipated new product launches within the North American region of the Generics segment, legal costs increased approximately $17 million. Additionally, employee costs increased approximately $41 million and the Company incurred a loss on the disposal of certain assets of approximately $11 million.
Litigation Settlements, net
During the nine months ended September 30, 2014 and 2013, the Company recorded a $47.2 million charge, net, and $1.4 million gain, net, respectively. The current period charge was primarily related to a European Commission matter of $21.7 million, the settlement of an intellectual property matter and, to a lesser extent, litigation settlements related to product liability claims. In the prior year, the Company recognized a gain for lost profits in patent-infringement matters, including recoveries related to product launches, totaling approximately $20 million, which was partially offset by a $10.3 million charge related to a European Commission matter and $6.2 million of charges related to a patent infringement matter in Europe.
Other Operating (Income) Expense, Net
During the current period, the Company recognized a gain of $80.0 million as a result of an agreement with Strides Arcolab to settle a component of the contingent consideration related to the Agila acquisition. The gain recognized relates to lost revenues in 2014 arising from supply disruptions that resulted from on-going quality-enhancement activities initiated at certain Agila facilities prior to the Company’s acquisition of Agila in 2013. In the prior year period, the Company recognized expense of $3.1 million related to fair value adjustments to contingent consideration.

Interest Expense
Interest expense for the nine months ended September 30, 2014 totaled $251.2 million, compared to $233.7 million for the nine months ended September 30, 2013. The increase is primarily due to higher average debt balances, higher interest expense related to the Company’s clean energy investments and non-cash accretion of contingent consideration liabilities. Included in interest expense is non-cash interest, primarily made up of the amortization of the discounts and premiums on our convertible debt instruments and senior notes totaling $21.3 million for the nine months ended September 30, 2014 and $20.1 million for the comparable prior year period. Also included in interest expense is accretion of our contingent consideration liabilities related to certain acquisitions. The amount of accretion included in the nine months ended September 30, 2014 is $26.1 million compared to $23.9 million for the comparable prior year period.
Other (Income) Expense, Net
Other (income) expense, net was expense of $6.8 million for the nine months ended September 30, 2014, compared to expense of $74.4 million for the comparable prior year period. Other (income) expense, net includes losses from equity affiliates, foreign exchange gains and losses and interest and dividend income. In the current year, other (income) expense, net included losses from equity affiliates of approximately $65.5 million, principally related to the Company’s clean energy investments, offset by foreign exchange gains of approximately $57.2 million. In the prior year, other (income) expense, net included charges of approximately $72 million related to the redemption of the 2017 Senior Notes, comprised of the redemption premium and the write-off of deferred financing fees, and losses from equity affiliates of approximately $13.1 million. These charges were partially offset by foreign exchange gains of approximately $15.8 million.
Income Tax (Benefit) Provision
Income tax (benefit) provision was a benefit of $40.5 million for the nine months ended September 30, 2014, compared to a provision of $108.6 million for the comparable prior year period. The effective tax rate was (5.8)% and 19.6% for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company received approvals from the relevant Indian regulatory authorities to legally merge its wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited. The merger resulted in the recognition of a deferred tax asset of $156 million for the tax deductible goodwill in excess of the book goodwill with a corresponding benefit to income tax provision.
Adjusted Earnings
Adjusted earnings are an alternative view of performance used by management. Management believes that, primarily due to acquisitions, an evaluation of the Company’s ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with U.S. GAAP, and management also believes that investors’ understanding of our performance is enhanced by these adjusted measures. Adjusted net earnings attributable to Mylan Inc. (“Adjusted Earnings”) and adjusted earnings per diluted share (“Adjusted EPS”) are two of the most important internal financial metrics related to the ongoing operating performance of the Company. Actual internal and forecasted operating results and annual budgets include Adjusted Earnings and Adjusted EPS, and the financial performance of the Company is measured by senior management on this basis along with other performance metrics. Management’s annual incentive compensation is derived in part based on the Adjusted EPS metric.

Whenever the Company uses such non-GAAP financial measures, it will provide a reconciliation of the non-GAAP financial measures to the most closely applicable U.S. GAAP financial measure. Investors and other readers are encouraged to review the related U.S. GAAP financial measures and the reconciliation of non-GAAP financial measures to their most closely applicable U.S. GAAP financial measure set forth below and should consider non-GAAP financial measures only as a supplement to, not as a substitute for or as a superior measure to, measures of financial performance prepared in accordance with U.S. GAAP. Additionally, since Adjusted Earnings and Adjusted EPS are not financial measures determined in accordance with U.S. GAAP, they have no standardized meaning prescribed by U.S. GAAP and, therefore, may not be comparable to the calculation of similar financial measures of other companies.

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
Litigation Settlements, net
Charges and gains related to legal matters, such as those discussed in the Notes to interim financial statements — Note 15, Contingencies are excluded. Normal, ongoing defense costs of the Company made in the normal course of our business are not excluded.

A reconciliation between net earnings attributable to Mylan Inc. common shareholders and diluted earnings per share attributable to Mylan Inc. common shareholders, as reported under U.S. GAAP, and Adjusted Earnings and Adjusted EPS for the periods shown follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(In millions, except per share amounts)	2014		2013		2014		2013
GAAP net earnings attributable to Mylan Inc. and GAAP diluted EPS	$499.1	$1.26	$158.9	$0.40	$740.2	$1.86	$443.5	$1.13
Purchase accounting related amortization (primarily included in cost of sales) (a)	95.3		85.1		289.8		262.7
Litigation settlements, net	20.9		(5.4)		47.2		3.3
Interest expense, primarily amortization of convertible debt discount	11.7		9.5		34.1		26.1
Non-cash accretion and fair value adjustments of contingent consideration liability	9.0		23.2		26.1		27.0
Clean energy investments pre-tax loss (b)	19.8		5.2		56.4		13.1
Financing related costs (included in other income, net)	—		63.9		—		72.6
Acquisition related costs (primarily included in cost of sales and selling, general and administrative expense)	31.5		5.3		81.0		29.9
Restructuring and other special items included in:
Cost of sales	11.8		9.6		32.0		26.8
Research and development expense	1.0		1.3		17.9		25.5
Selling, general and administrative expense	7.7		14.3		48.9		50.0
Other (expense) income, net	(4.0)		16.8		(3.7)		20.7
Tax effect of the above items and other income tax related items (c)	(241.0)		(63.4)		(373.4)		(169.4)
Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$462.8	$1.16	$324.3	$0.82	$996.5	$2.51	$831.8	$2.11
Weighted average diluted common shares outstanding	397.3		395.5		397.1		393.9
____________

(a)	Adjustment for purchase accounting related amortization expense for the nine months ended September 30, 2013, includes $5.1 million of in-process research and development asset impairment charges.

(b)
Adjustment represents exclusion of the pre-tax loss related to Mylan’s investments in clean energy investments, the activities of which qualify for income tax credits under section 45 of the U.S. Internal Revenue Code. The amount is included in other (income) expense, net.

(c)
Adjustment for other income tax related items includes the exclusion from adjusted net earnings for the three and nine months ended September 30, 2014 of the tax benefit of approximately $156 million related to the merger of the Company’s wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited.

Liquidity and Capital Resources
Our primary source of liquidity is cash provided by operations, which was $888.2 million for the nine months ended September 30, 2014. We believe that existing cash of $199.6 million as of September 30, 2014 and future cash provided by operating activities together with access to funds available under our revolving credit facility and the capital markets will continue to allow us to meet our needs for working capital, capital expenditures, interest and principal payments on debt obligations and other cash needs over the next several years. Nevertheless, our ability to satisfy our working capital requirements and debt service obligations, or fund planned capital expenditures or acquisitions, will substantially depend upon our future operating performance (which will be affected by prevailing economic conditions), and financial, business and other factors, some of which are beyond our control.
Net cash provided by operating activities increased by $199.5 million to $888.2 million for the nine months ended September 30, 2014, as compared to net cash provided by operating activities of $688.7 million for the nine months ended September 30, 2013. The net increase in cash provided by operating activities was principally due to the following:

•
an increase in net earnings of $297.0 million, which includes an increase of $166.7 million in non-cash expenses, principally as a result of increased depreciation and amortization as a result of prior year acquisitions, increased losses from equity method investments, increased litigation settlements and a number of other non-cash charges including stock compensation, restructuring charges and the accretion of the contingent consideration liability;

•
a net increase in the amount of cash provided by accounts receivable, including estimated sales allowances, of $260.7 million, reflecting the timing of sales, cash collections and disbursements related to sales allowances; and

•	a net increase in the amount of cash provided by changes in income taxes of $38.8 million as a result of the level of estimated tax payments made during the current year.
These items were offset by the following:

•	a net increase in the amount of cash used through changes in trade accounts payable of $256.1 million as a result of the timing of cash payments;

•	a net increase in the amount of cash used through changes in deferred income taxes of $218.6 million; and

•	an increase in the amount of cash paid for litigation settlements of $53.8 million.
Cash used in investing activities was $716.9 million for the nine months ended September 30, 2014, as compared to $363.2 million for the nine months ended September 30, 2013, an increase of $353.7 million. The increase in cash used in investing activities was principally the result of payments for product rights and other investing activities, net, which totaled $377.8 million for the nine months ended September 30, 2014 as compared to $19.1 million in the prior year period. The increase was the result of the acquisition of certain commercialization rights in the U.S. and other countries in the current year. Capital expenditures, primarily for equipment and facilities, were approximately $220.3 million in the current period, compared to $238.5 million in the comparable prior year period. The decrease, compared to 2013, is the result of the timing of expenditures. While there can be no assurance that current expectations will be realized, capital expenditures for the 2014 calendar year are expected to be approximately $300 million to $350 million. In addition, during the nine months ended September 30, 2014, restricted cash increased $76.4 million and cash paid for acquisitions totaled $50.0 million. During the nine months ended September 30, 2013, restricted cash increased $49.0 million and cash paid for acquisitions totaled $50.9 million.
Cash used in financing activities was $253.7 million for the nine months ended September 30, 2014, compared to cash used in financing activities of $316.0 million for the nine months ended September 30, 2013, a change of $62.3 million. During the nine months ended September 30, 2014, the Company repaid approximately $75.1 million of short-term borrowings under its accounts receivable securitization facility (the “Receivables Facility”) and short-term facility in India. Additionally, the Company repaid a net $60.0 million under the Revolving Facility during the nine months ended September 30, 2014. The Company also paid $150.0 million of contingent consideration to Strides Arcolab related to the Agila acquisition.
During the nine months ended September 30, 2013, the Company issued $500 million aggregate principal amount of 1.800% Senior Notes due 2016 and $650 million aggregate principal amount of 2.600% Senior Notes due 2018, the proceeds of which were principally utilized to repay the remaining balance on the U.S. Term Loans totaling approximately $1.13 billion. Also, during the nine months ended September 30, 2013, the Company redeemed its 2017 Senior Notes for a total of $608.8 million, including a $58.8 million redemption premium and the payment for the principal amount of the 2017 Senior Notes of $550 million which is included within financing activities. In addition, during the nine months ended September 30, 2013, net borrowings under the Revolving Facility totaled $460 million and the Company borrowed an additional $157 million under the Receivables Facility. The proceeds of these borrowings were principally utilized to fund the redemption of the 2017 Senior Notes and a share repurchase program of $500 million, which resulted in the repurchase of approximately 16.3 million shares of common stock.
The Company’s next significant debt maturity is November 2014, as a result of the Company announcing its intention to redeem all of its outstanding 6.000% 2018 Senior Notes on October 16, 2014 at a redemption price of 103% of the principal amount, together with accrued and unpaid interest at the redemption date. We intend to fund this maturity through future debt offerings or borrowings under the Revolving Facility. We have additional maturities in 2015 which we intend to refinance either through future debt offerings or borrowings under the Revolving Facility. In addition, our cash and cash equivalents at our foreign operations totaled $127 million at September 30, 2014. The majority of these funds represented earnings considered to be permanently reinvested to support the growth strategies of our foreign subsidiaries. The Company anticipates having sufficient U.S. liquidity, including existing borrowing capacity and cash to be generated from operations, to fund foreseeable U.S. cash needs without requiring the repatriation of foreign cash. If these funds are needed for the Company’s operations in the U.S., the Company may be required to accrue and pay U.S. taxes to repatriate these funds.
As of September 30, 2014, because the closing price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day in the September 30, 2014 period was more than 130% of the applicable conversion reference price of $13.32, the $574 million of Cash Convertible Notes were convertible. Although de minimis conversions have been requested, the Company’s experience is that convertible debentures are not normally converted by investors until close to their maturity date. Upon an investor’s election to convert, the Company is required to pay the full conversion value in cash. Should holders elect to convert, the Company intends to draw on its Revolving Credit Facility to fund any principal payments. The amount payable per $1,000 notional bond would be calculated as the product of 1) the conversion reference rate (currently 75.0751) and 2) the average Daily Volume Weighted Average Price per share of common stock for a specified period following the conversion date. Any payment above the principal amount is matched by a convertible note hedge.
We are involved in various legal proceedings that are considered normal to our business. While it is not possible to predict the outcome of such proceedings, an adverse outcome in any of these proceedings could materially affect our financial position and results of operations, including our operating cash flow and could cause the market value of our common stock to decline. We have approximately $80 million accrued for such legal contingencies. For certain contingencies assumed in conjunction with the acquisition of the former Merck Generics business, Merck KGaA, the seller, has agreed to indemnify Mylan. Strides Arcolab has also agreed to indemnity Mylan for certain contingencies related to our acquisition of Agila. The inability or denial of Merck KGaA, Strides Arcolab, or another indemnitor or insurer to pay on an indemnified claim could have a material adverse effect on our financial position, results of operations or cash flows, and could cause the market value of our common stock to decline.
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
At September 30, 2014 and December 31, 2013, we had $49.5 million and $53.2 million outstanding under existing letters of credit, respectively. Additionally, as of September 30, 2014, we had $137.8 million available under the $150 million subfacility on our Senior Credit Agreement for the issuance of letters of credit.

Mandatory minimum repayments remaining on the outstanding borrowings under the Revolving Facility and notes at notional amounts at September 30, 2014 are as follows for each of the periods ending December 31:

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
Under the Company’s Receivables Facility, any amounts outstanding under the facility are recorded as a secured loan and included in short-term borrowings, and the receivables underlying any borrowings are included in accounts receivable, net, in the Condensed Consolidated Balance Sheets. At September 30, 2014, there were $350 million of short-term borrowings outstanding under the Receivables Facility. The size of the accounts receivable securitization facility may be increased from time to time, upon request by Mylan Securitization and with the consent of the purchaser agents and the Agent, up to $500 million.
During the three months ended September 30, 2014, the Company entered into an agreement with Strides Arcolab to settle a portion of the contingent consideration for $150 million, for which the Company accrued $230 million at the acquisition date. As a result of this agreement, the Company recognized a gain of $80 million during the three months ended September 30, 2014, which is included in other operating (income) expense, net in the Condensed Consolidated Statements of Operations. The remaining contingent consideration, which could total a maximum of $211 million, is primarily related to the satisfaction of certain regulatory conditions, including any potential regulatory remediation costs and the resolution of certain pre-acquisition contingencies.

Additionally, we are contractually obligated to make potential future development, regulatory and commercial milestone, royalty and/or profit sharing payments in conjunction with collaborative agreements or acquisitions we have entered into with third parties. The most significant of these payments relates to the acquisition of the respiratory delivery platform in 2011. These payments are contingent upon the occurrence of certain future events and the ultimate success of the respective projects. Given the inherent uncertainty of these events, it is unclear when, if ever, we may be required to pay such amounts or pay amounts in excess of those accrued. The amount of contingent consideration recorded for potential milestone, royalty and/or profit sharing payments was $441 million and $415 million at September 30, 2014 and December 31, 2013, respectively. In addition, the Company expects to incur approximately $35 million to $37 million of annual accretion expense related to the increase in the net present value of the contingent consideration liability.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s market risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
Management has not identified any changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For information regarding legal proceedings, refer to Note 15, Contingencies, in the accompanying Notes to interim financial statements in this Quarterly Report.

ITEM 1A.	RISK FACTORS
Except as set forth below, there have been no material changes in the Company’s risk factors from those disclosed in the Company’s Form 10-K for the year ended December 31, 2013 and Form 10-Q for the three months ended June 30, 2014.

NEW MYLAN IS EXPECTED TO BE TREATED AS A NON-U.S. CORPORATION FOR U.S. FEDERAL INCOME TAX PURPOSES. ANY CHANGES TO THE TAX LAWS OR CHANGES IN OTHER LAWS, REGULATIONS, RULES, OR INTERPRETATIONS THEREOF APPLICABLE TO INVERTED COMPANIES AND THEIR AFFILIATES, WHETHER ENACTED BEFORE OR AFTER THE TRANSACTION, MAY MATERIALLY ADVERSELY AFFECT NEW MYLAN.

Under current U.S. law, New Mylan believes that it should not be treated as a U.S. corporation for U.S. federal income tax purposes as a result of the Transaction. Changes to Section 7874 of the Code or the U.S. Treasury Regulations promulgated thereunder, or interpretations thereof, could affect New Mylan’s status as a non-U.S. corporation for U.S. federal income tax purposes. Any such changes could have prospective or retroactive application, and may apply even if enacted or promulgated after the Transaction has closed. If New Mylan were to be treated as a U.S. corporation for U.S. federal income tax purposes, it would likely be subject to significantly greater U.S. tax liability than currently contemplated as a non-U.S. corporation.

On August 5, 2014, the U.S. Treasury Department announced that it is reviewing a broad range of authorities for possible administrative actions that could limit the ability of a U.S. corporation to complete a transaction in which it becomes a subsidiary of a non-U.S. corporation (commonly known as an “inversion transaction”) or reduce certain tax benefits after an inversion transaction takes place. On September 22, 2014, the U.S. Treasury Department issued a notice announcing its intention to promulgate certain regulations that will apply to inversion transactions completed on or after September 22, 2014.
In the notice, the U.S. Treasury Department also announced that it expects to issue additional guidance to further limit certain inversion transactions. In particular, it is considering regulations that may limit income tax treaty eligibility and the ability of certain foreign-owned U.S. corporations to deduct certain interest payments (so-called “earnings stripping”). Any such future guidance will apply prospectively, but to the extent it applies only to companies that have completed inversion transactions, it will specifically apply to companies that have completed such transactions on or after September 22, 2014. Additionally, there have been recent legislative proposals intended to limit or discourage inversion transactions. Any such future regulatory or legislative actions regarding inversion transactions, if taken, could apply to New Mylan, could disadvantage New Mylan as compared to other corporations, including non-U.S. corporations that have completed inversion transactions prior to September 22, 2014, and could have a material adverse effect on New Mylan’s business, financial condition, results of operations, cash flows, and/or share price.
ANY CHANGES TO THE TAX LAWS MAY JEOPARDIZE OR DELAY THE TRANSACTION.

Each of Mylan’s and Abbott’s respective obligations to consummate the Transaction is subject to a condition that there shall have been no change in applicable law (whether or not such change in law is yet effective) with respect to Section 7874 of the Code (or any other U.S. tax law), or certain official interpretations thereof, that will, in the opinion of nationally recognized U.S. tax counsel, cause New Mylan to be treated as a U.S. domestic corporation for U.S. federal income tax purposes, and there shall have been no bill that would implement such a change which has been passed in identical (or substantially identical such that a conference committee is not required prior to submission of such legislation for the President of the United States’ approval or veto) form by both the U.S. House of Representatives and the U.S. Senate and for which the time period for the President of the United States to sign or veto such bill has not yet elapsed. Any changes to such laws or regulations could jeopardize or delay the Transaction and/or have a material adverse effect on New Mylan’s business, financial condition, results of operations, cash flows, and/or share price.

THE BUSINESS RELATIONSHIPS OF MYLAN AND THE BUSINESS, INCLUDING CUSTOMER RELATIONSHIPS, MAY BE SUBJECT TO DISRUPTION DUE TO UNCERTAINTY ASSOCIATED WITH THE TRANSACTION.

Parties with which Mylan and the Business currently do business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the Transaction, including with respect to current or future business relationships with Mylan, the Business, or New Mylan. As a result, the business relationships of Mylan and the Business may be subject to disruptions if customers, suppliers, and others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Mylan or the Business. For example, certain customers and collaborators have contractual consent rights or termination rights that may be triggered by a change of control or assignment of the rights and obligations of contracts that will be transferred in the Transaction. In addition, the contract manufacturing business of New Mylan could be impaired if existing or potential customers of Mylan or the Business determine not to continue or initiate contract manufacturing relationships with New Mylan. These disruptions could have a material adverse effect on the business, financial condition, results of operations, cash flows, and/or share price of Mylan or New Mylan or a material adverse effect on the business, financial condition, results of operations, and/ or cash flows of the Business. The effect of such disruptions could be exacerbated by a delay in the consummation of the Transaction or the termination of the Business Transfer Agreement.

IF COUNTERPARTIES TO CERTAIN AGREEMENTS WITH MYLAN OR THE BUSINESS DO NOT CONSENT TO THE TRANSACTION, CHANGE-OF-CONTROL RIGHTS UNDER THOSE AGREEMENTS MAY BE TRIGGERED AS A RESULT OF THE TRANSACTION, WHICH COULD CAUSE NEW MYLAN TO LOSE THE BENEFIT OF SUCH AGREEMENTS AND INCUR MATERIAL LIABILITIES OR REPLACEMENT COSTS.

Mylan and the Business are parties to agreements (including certain agreements with AbbVie Inc.) that contain change-of-control, anti-assignment, or certain other provisions that will be triggered as a result of the Transaction. If the counterparties to these agreements do not consent to the Transaction, the counterparties may have the ability to exercise certain rights (including termination rights), resulting in Mylan or the Business incurring liabilities as a consequence of breaching such agreements, or causing New Mylan to lose the benefit of such agreements or incur costs in seeking replacement agreements.

LOSS OF KEY PERSONNEL COULD LEAD TO LOSS OF CUSTOMERS, BUSINESS DISRUPTION, AND A DECLINE IN REVENUES, ADVERSELY AFFECT THE PROGRESS OF PIPELINE PRODUCTS, OR OTHERWISE ADVERSELY AFFECT THE OPERATIONS OF MYLAN, THE BUSINESS, AND NEW MYLAN.

Current and prospective employees of Mylan and the Business might experience uncertainty about their future roles with New Mylan following the consummation of the Transaction, which might adversely affect Mylan’s, the Business’s, and New Mylan’s ability to retain key managers and other employees. Competition for qualified personnel in the pharmaceutical industry is very intense. The success of New Mylan after the consummation of the Transaction will depend, in part, upon its ability to retain key employees. Mylan or the Business may lose key personnel or New Mylan may be unable to attract, retain, and motivate qualified individuals or the associated costs to New Mylan may increase significantly, which could have a material adverse effect on the business, financial condition, results of operations, cash flows, and/or share price of Mylan or New Mylan or a material adverse effect on the business, financial condition, results of operations, and/or cash flows of the Business.

ITEM 6. EXHIBITS
2.1	Amended and Restated Business Transfer Agreement and Plan of Merger, dated as of November 4, 2014, by and among Mylan Inc., New Moon B.V., Moon of PA Inc., and Abbott Laboratories.*

2.2
Form of Shareholder Agreement by and among Mylan N.V., Abbott Laboratories, Laboratoires Fournier S.A.S., Abbott Established Products Holdings Gibraltar Limited, and Abbott Investments Luxembourg S.à r.l.*

4.1	Amendment No. 6 to Rights Agreement, dated as of July 13, 2014, between the registrant and American Stock Transfer & Trust Company.

10.1	Amendment to Mylan Inc. Severance Plan, dated July 13, 2014.**

10.2	Retirement and Consulting Agreement and Release, dated August 1, 2014, by and between Harry A. Korman and Mylan Inc.**

10.3
Amendment No. 7 to Receivables Purchase Agreement, dated as of September 16, 2014, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

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

*
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted exhibits and schedules to the Securities and Exchange Commission upon request but may request confidential treatment for any exhibit or schedule so furnished.

**	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mylan Inc. (Registrant)

By:	/s/ Heather Bresch
Heather Bresch
Chief Executive Officer
(Principal Executive Officer)
November 5, 2014

/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
November 5, 2014

EXHIBIT INDEX

2.1	Amended and Restated Business Transfer Agreement and Plan of Merger, dated as of November 4, 2014, by and among Mylan Inc., New Moon B.V., Moon of PA Inc., and Abbott Laboratories.*

2.2
Form of Shareholder Agreement by and among Mylan N.V., Abbott Laboratories, Laboratoires Fournier S.A.S., Abbott Established Products Holdings Gibraltar Limited, and Abbott Investments Luxembourg S.à r.l.*

4.1	Amendment No. 6 to Rights Agreement, dated as of July 13, 2014, between the registrant and American Stock Transfer & Trust Company.

10.1	Amendment to Mylan Inc. Severance Plan, dated July 13, 2014.**

10.2	Retirement and Consulting Agreement and Release, dated August 1, 2014, by and between Harry A. Korman and Mylan Inc.**

10.3
Amendment No. 7 to Receivables Purchase Agreement, dated as of September 16, 2014, by and among Mylan Pharmaceuticals Inc., individually and as Servicer, Mylan Securitization LLC, as Seller, the Conduit Purchasers from time to time party thereto, the Committed Purchasers from time to time party thereto, the Letter of Credit Issuer from time to time a party thereto, the Purchaser Agents from time to time party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Agent.

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

*
Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish a copy of any omitted exhibits and schedules to the Securities and Exchange Commission upon request but may request confidential treatment for any exhibit or schedule so furnished.

**	Denotes management contract or compensatory plan or arrangement.