Form 10-K/A
period 2014-12-31
MYLAN INC.
filed 2015-04-30
CIK 69499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed on March 2, 2015 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2014. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

As explained in the Original Filing, on February 27, 2015 (the “Closing Date”), Mylan N.V. completed the transaction (the “Abbott Transaction”) by which it acquired Mylan Inc. and Abbott Laboratories’ (“Abbott”) non-U.S. developed markets specialty and branded generics business (the “Business”). Pursuant to the terms of the Amended and Restated Business Transfer Agreement and Plan of Merger, dated as of November 4, 2014, by and among Mylan Inc., New Moon B.V. (which has been renamed Mylan N.V.), Moon of PA Inc., and Abbott, on the Closing Date, Mylan N.V. acquired the Business and Moon of PA Inc. merged with and into Mylan Inc., with Mylan Inc. surviving as a wholly owned indirect subsidiary of Mylan N.V. (the “Merger”) and each share of Mylan Inc. common stock issued and outstanding was canceled and automatically converted into and became the right to receive one Mylan N.V. ordinary share. In connection with this transaction, Mylan Inc. and the Business were reorganized under Mylan N.V., a new public company organized in the Netherlands. On February 18, 2015, the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued a no-action letter to Mylan Inc. and Mylan N.V. that included its views that the Merger constituted a “succession” for purposes of Rule 12g-3(a) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and that Mylan N.V., as successor to Mylan Inc., is deemed a large accelerated filer for purposes of Exchange Act Rule 12b-2. Mylan Inc. made the Original Filing and is filing this Amendment in accordance with Rule 12g-3(g) of the Exchange Act. As of March 2, 2015, Mylan N.V., and not Mylan Inc., traded on the NASDAQ Stock Market under the symbol “MYL”.

As used in this Amendment, unless the context requires otherwise, the “Company,” “Mylan,” “our,” and “we” mean Mylan Inc. and its consolidated subsidiaries, “NASDAQ” means The NASDAQ Stock Market, “SEC” means the United States Securities and Exchange Commission, and “GAAP” means accounting principles generally accepted in the United States of America. Unless otherwise stated in this Amendment, all disclosures herein are made as of February 26, 2015 and do not reflect events or results subsequent to such date, including the completion of the Abbott Transaction.

Forward-Looking Statements

This Amendment contains “forward-looking statements.” These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Abbott Transaction, benefits and synergies of the Abbott Transaction, future opportunities for Mylan or Mylan N.V., and any other statements regarding Mylan’s or Mylan N.V.’s future operations, anticipated business levels, future earnings, planned activities, anticipated growth, market opportunities, strategies, competition, and other expectations and targets for future periods. These may often be identified by the use of words such as “will,” “may,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue,” “target” and variations of these words or comparable words. Because forward-looking statements inherently involve risks and uncertainties, actual future results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to: the ability to meet expectations regarding the

i

accounting and tax treatments of the Abbott Transaction; changes in relevant tax and other laws, including but not limited to changes in healthcare and pharmaceutical laws and regulations in the U.S. and abroad; the integration of the Business being more difficult, time-consuming, or costly than expected; operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, clients, or suppliers) being greater than expected following the Abbott Transaction; the retention of certain key employees of the Business being difficult; the possibility that Mylan and Mylan N.V. may be unable to achieve expected synergies and operating efficiencies in connection with the Abbott Transaction within the expected time-frames or at all and to successfully integrate the Business; expected or targeted future financial and operating performance and results; the capacity to bring new products to market, including but not limited to where Mylan or Mylan N.V. uses its business judgment and decides to manufacture, market, and/or sell products, directly or through third parties, notwithstanding the fact that allegations of patent infringement(s) have not been finally resolved by the courts (i.e., an “at-risk launch”); success of clinical trials and our ability to execute on new product opportunities; the scope, timing, and outcome of any ongoing legal proceedings and the impact of any such proceedings on financial condition, results of operations and/or cash flows; the ability to protect intellectual property and preserve intellectual property rights; the effect of any changes in customer and supplier relationships and customer purchasing patterns; the ability to attract and retain key personnel; changes in third-party relationships; the impacts of competition; changes in the economic and financial conditions of the business of Mylan or Mylan N.V.; the inherent challenges, risks, and costs in identifying, acquiring, and integrating complementary or strategic acquisitions of other companies, products or assets and in achieving anticipated synergies; uncertainties and matters beyond the control of management; uncertainties related to strategic transactions involving Mylan N.V., including the proposed acquisition of Perrigo Company plc; and inherent uncertainties involved in the estimates and judgments used in the preparation of financial statements, and the providing of estimates of financial measures, in accordance with GAAP and related standards or on an adjusted basis. For more detailed information on the risks and uncertainties associated with Mylan’s business activities, see the risks described in the Original Filing and our and Mylan N.V.’s other filings with the SEC. These risks, as well as other risks associated with Mylan, Mylan N.V., the Business, and the Abbott Transaction are also more fully discussed in the Registration Statement (as defined herein) and in the proxy statement Mylan filed with the SEC on December 24, 2014, as well as the prospectus New Moon B.V. (referred to herein as Mylan N.V.) filed with the SEC on December 24, 2014. You can access Mylan’s and Mylan N.V.’s filings with the SEC through the SEC website at www.sec.gov, and Mylan strongly encourages you to do so. Mylan undertakes no obligation to update any statements herein for revisions or changes after the date of this Amendment.

Reconciliation of Non-GAAP Financial Measures

This Amendment includes the presentation and discussion of certain financial information that differs from what is reported under GAAP. These non-GAAP financial measures, including, but not limited to, adjusted diluted EPS, adjusted EBITDA, return on invested capital, and adjusted operating cash flow, are presented in order to supplement investors’ and other readers’ understanding and assessment of Mylan’s financial performance. Management uses these measures internally for forecasting, budgeting, measuring its operating performance, and incentive-based awards. In addition, primarily due to acquisitions, Mylan believes that an evaluation of its ongoing operations (and comparisons of its current operations with historical and future operations) would be difficult if the disclosure of its financial results were limited to financial measures prepared only in accordance with GAAP. In addition, Mylan believes that including EBITDA and supplemental adjustments applied in presenting adjusted EBITDA pursuant to our credit agreement is appropriate to provide additional information to investors to demonstrate Mylan’s ability to comply with financial debt covenants (which are calculated using a measure similar to adjusted EBITDA) and assess Mylan’s ability to incur additional indebtedness. Appendix A to this Amendment contains reconciliations of such non-GAAP financial measures to the most directly comparable GAAP financial measures. Investors and other readers are encouraged to review the related GAAP financial measures and the reconciliations of the non-GAAP measures to their most directly comparable GAAP measures set forth in Appendix A, and investors and other readers should consider non-GAAP measures only as supplements to, not as substitutes for or as superior measures to, the measures of financial performance prepared in accordance with GAAP.

ii

MYLAN INC.

INDEX TO FORM 10-K/A

For the Year Ended December 31, 2014

iii

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The directors and executive officers of Mylan discussed in this Item 10 held their positions on the Closing Date of the Abbott Transaction when Mylan became a wholly-owned indirect subsidiary of Mylan N.V. Unless otherwise indicated, this Item 10 refers to the directors, executive officers, and corporate governance of Mylan as of February 26, 2015, the last full day prior to Mylan becoming a wholly-owned indirect subsidiary of Mylan N.V. Further information regarding the Abbott Transaction and the directors, executive officers, and corporate governance of Mylan N.V. can be found in the Registration Statement filed on Form S-4 that New Moon B.V. (which has been renamed Mylan N.V.) filed with the SEC on November 4, 2014, as amended on December 9, 2014, and as further amended on December 23, 2014 (the “Registration Statement”) and the Form 8-K filed by Mylan N.V. with the SEC on February 27, 2015 (the “Closing 8-K”).

Executive Officers

Certain information concerning our Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer and Corporate Controller is contained in Item 10 of Part III of the Original Filing and is also included below.

The names, ages, and positions of Mylan’s executive officers as of February 26, 2015, are as follows:

Heather Bresch	45	Chief Executive Officer (principal executive officer)
Rajiv Malik	53	President
John D. Sheehan, C.P.A.	54	Executive Vice President and Chief Financial Officer (principal financial officer)
Anthony Mauro	42	President, North America
Robert J. Coury	54	Executive Chairman of the Board

Ms. Bresch and Messrs. Coury and Malik are all also members of Mylan’s Board of Directors (the “Board”) and a discussion of their respective business experience and other relevant biographical information is provided under “Board of Directors” below.

Mr. Sheehan has served as Mylan’s Executive Vice President, Chief Financial Officer, and principal financial officer since April 2010. Prior to joining Mylan, he served as Chief Financial Officer of Delphi Corporation (“Delphi”). In addition to serving as the Chief Financial Officer for Delphi, Mr. Sheehan held several senior management positions, including Chief Restructuring Officer, Chief Accounting Officer, and Controller after joining that company in 2002. Prior to joining Delphi, Mr. Sheehan was a partner at KPMG LLP, a global professional accounting firm.

Mr. Mauro has served as President, North America of Mylan since January 1, 2012. He served as President of Mylan Pharmaceuticals Inc. from 2009 through February 2013. In his 16 years at Mylan, Mr. Mauro has held roles of increasing responsibility, including Chief Operating Officer for Mylan Pharmaceuticals ULC in Canada and Vice President of Strategic Development, North America, and Vice President of Sales, North America for Mylan.

Officers of Mylan who are appointed by Mylan’s Board can be removed by the Board, and officers who are appointed by the Chief Executive Officer can generally be removed by her. Information on the executive officers of Mylan N.V. can be found in Item 5.02 of the Closing 8-K and the Registration Statement.

Board of Directors

The Mylan Board consists of 13 members. Directors are elected to serve for one-year terms and until their respective successors are duly elected and qualified. Each director below was elected at our 2014 Annual Meeting of Shareholders. Information on the Board of Directors of Mylan N.V. (which is composed of the same individuals as the Mylan Inc. Board) can be found in Item 5.02 of the Closing 8-K and the Registration Statement.

Name	Age	Other Positions with Mylan and Principal Occupation	Has served as director since
Heather Bresch	45	Chief Executive Officer	2011
Wendy Cameron	55	Director and Co-Owner, Cam Land LLC	2002
Hon. Robert J. Cindrich	71	President, Cindrich Consulting; Counsel, Schnader Harrison Segal & Lewis	2001
Robert J. Coury	54	Executive Chairman	2002
JoEllen Lyons Dillon	51	Chief Legal Officer, Executive Vice President, and Corporate Secretary, The ExOne Company	2014
Neil Dimick, C.P.A.*	65	Retired Executive Vice President and Chief Financial Officer, AmerisourceBergen Corporation	2005
Melina Higgins	47	Retired Partner and Managing Director, Goldman Sachs	2013
Douglas J. Leech, C.P.A.*	60	Founder and Principal, DLJ Advisors	2000
Rajiv Malik	53	President	2013
Joseph C. Maroon, M.D.	74	Professor, Heindl Scholar in Neuroscience, and Vice Chairman of the Department of Neurosurgery for the University of Pittsburgh Medical Center; Neurosurgeon for the Pittsburgh Steelers	2013
Mark W. Parrish	59	Chairman and Chief Executive Officer, Trident USA Health Services	2009
Rodney L. Piatt, C.P.A.*	62	Lead Independent Director and Vice Chairman; President and Owner, Horizon Properties Group, LLC; CEO, Lincoln Manufacturing Inc.	2004
Randall L. (Pete) Vanderveen, Ph.D., R.Ph.	64	Dean, John Stauffer Decanal Chair, School of Pharmacy, University of Southern California	2002

*	C.P.A. distinctions refer to “inactive” status.

Heather Bresch. Ms. Bresch has served as Mylan’s Chief Executive Officer (“CEO”) since January 1, 2012. Throughout her 23-year career with Mylan, Ms. Bresch has held roles of increasing responsibility in more than 15 functional areas. Prior to becoming CEO, Ms. Bresch was Mylan’s President commencing in July 2009 and was responsible for the day-to-day operations of the Company. Before that, she served as Mylan’s Chief Operating Officer and Chief Integration Officer from October 2007 to July 2009, leading the successful integration of two transformational international acquisitions – Matrix Laboratories Limited (n/k/a Mylan Laboratories Limited) and Merck KGaA’s generics and specialty pharmaceuticals businesses. Under Ms. Bresch’s leadership, Mylan has continued to expand its portfolio and geographic reach, acquiring a global leader in injectable products and an innovative respiratory technology platform; partnering on portfolios of biologic and insulin products; entering new commercial markets such as India and Brazil; and expanding its leadership in the treatment of HIV/AIDS through the distribution of novel testing devices. During her career, Ms. Bresch has championed initiatives aimed at improving product quality and removing barriers to patient access to medicine. Ms. Bresch’s qualifications to serve on the Board include, among others, her extensive industry, policy, and leadership experience and abilities, as well as her judgment and unique and in-depth knowledge about the Company.

Wendy Cameron. Ms. Cameron has served as Co-Owner and Director of Cam Land LLC, a harness racing business in Washington, Pennsylvania, since January 2003. From 1981 to 1998, she was Vice President, Divisional Sales & Governmental Affairs, Cameron Coca-Cola Bottling Company, Inc. Ms. Cameron served as Chairman of the Washington Hospital Board of Trustees and of the Washington Hospital Executive Committee until she stepped down in 2012. She was a member of the hospital’s Board of Trustees from 1997 through 2012 and a member of the Washington Hospital Foundation Board from

1993 through 2012. In addition to being a business owner and having held an executive position with one of the nation’s largest bottlers for nearly 20 years, Ms. Cameron’s tenure on the Board has come during a period of massive growth at the Company, and Ms. Cameron has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities, and management of the Company, among other matters. Ms. Cameron’s qualifications to serve on the Board include, among others, this experience, as well as her business experience, leadership, and judgment.

Hon. Robert J. Cindrich. Since February 2011, Judge Cindrich has been serving as the President of Cindrich Consulting, LLC, a business and healthcare consulting company that advises clients on corporate governance, compliance, and business strategies, and from October 1, 2013 through January 31, 2014 he served as Interim General Counsel for United States Steel Corporation (NYSE: X). Judge Cindrich joined Schnader Harrison Segal & Lewis (“Schnader”), a law firm, as legal counsel in April 2013 and took a temporary leave of absence on October 1, 2013 to join United States Steel as Interim General Counsel, returning to Schnader after his time at United States Steel. In May 2012, he joined the Board of Directors of Allscripts Healthcare Solutions, Inc. (NASDAQ: MDRX), which provides healthcare information technology solutions. From 2011 through 2012, Judge Cindrich served as a senior advisor to the Office of the President of the University of Pittsburgh Medical Center (“UPMC”), an integrated global health enterprise. From 2004 through 2010, Judge Cindrich was a Senior Vice President and the Chief Legal Officer of UPMC. From 1994 through January 2004, Judge Cindrich served as a judge on the United States District Court for the Western District of Pennsylvania. Prior to that appointment, he was active as an attorney in both government and private practice, including positions as the U.S. Attorney for the Western District of Pennsylvania and as the Allegheny County Assistant Public Defender and Assistant District Attorney. Judge Cindrich’s qualifications to serve on the Board include, among others, his extensive legal and leadership experience and judgment, as well as his in-depth knowledge of the healthcare industry.

Robert J. Coury. Robert J. Coury has been the Executive Chairman of Mylan and its Board since January 2012. Under his visionary leadership, Mylan transformed from the third largest generics pharmaceutical company in the U.S. into one of the largest pharmaceutical companies in the world, earning spots in both the S&P 500 and the Fortune 500.

Mr. Coury was first elected to Mylan’s Board of Directors in February 2002, having served since 1995 as a strategic advisor to the company. He became the Board’s Vice Chairman shortly after his election and served as CEO of the Company from September 2002 until January 2012.

Since 2007, Mr. Coury has led the Company through a series of transactions totaling approximately $15 billion, which transformed the Company into a global powerhouse within the highly competitive pharmaceutical industry. In 2007, Mylan purchased India-based Matrix Laboratories, a major producer of active pharmaceutical ingredients, and the generics business of Europe-based Merck KGaA. Subsequent acquisitions under Mr. Coury’s leadership further expanded the Company into new therapeutic categories and greatly enhanced its geographic and commercial footprint. For instance, in 2010, Mylan acquired Bioniche Pharma, an injectables business in Ireland, and in 2012, Mylan acquired India-based Agila Specialties, a global injectables company. Most recently, the Company completed its acquisition of Abbott Laboratories’ non-U.S. developed markets specialty and branded generics business.

As a result of this period of expansion, the Company now has in place a high quality foundation supporting Mylan’s mission of providing the world’s 7 billion people with access to a broad range of high quality medicine.

Before assuming his current role in 2012, Mr. Coury also executed a successful executive leadership transition after cultivating and developing a powerful leadership team. Grooming executive talent from within and recruiting dynamic leaders from outside the company were both key components of the company’s past, current and future growth strategies.

Prior to Mylan, Mr. Coury was the principal of Coury Consulting, a boutique business advisory firm he formed in 1989, and The Coury Financial Group, a successful financial and estate planning firm,

which he founded in 1984. Mr. Coury earned a Bachelor of Science degree in industrial engineering from the University of Pittsburgh.

Mr. Coury’s qualifications to serve on the Board include, among others, his prior business experience, his in-depth knowledge of the Company, its businesses, and management, and his leadership experience as the Company’s CEO, as well as his judgment, strategic vision, and service as Vice Chairman and then Chairman of the Board for more than ten years – the most transformational time in the Company’s history.

JoEllen Lyons Dillon. Ms. Dillon has served as Chief Legal Officer and Corporate Secretary of The ExOne Company (NASDAQ: XONE), a global provider of three-dimensional printing machines, since March 2013, and as Executive Vice President since December 2014. Previously, she was a legal consultant on ExOne’s initial public offering. Prior to that experience, Ms. Dillon was a partner with Reed Smith LLP, a law firm, from 2002 until 2011. She had previously been at the law firm Buchanan Ingersoll & Rooney PC from 1988 until 2002, where she became a partner in 1997. Ms. Dillon is the former Chair, and currently serves as the Audit Committee Chair of, the Allegheny District chapter of the National Multiple Sclerosis Society. Ms. Dillon’s qualifications to serve on the Board include, among others, this experience, as well as her substantial legal and leadership experience.

Neil Dimick, C.P.A.* Currently retired, Mr. Dimick previously served as Executive Vice President and Chief Financial Officer of AmerisourceBergen Corporation (NYSE: ABC), a wholesale distributor of pharmaceuticals, from 2001 to 2002. From 1992 to 2001, he was Senior Executive Vice President and Chief Financial Officer of Bergen Brunswig Corporation, a wholesale drug distributor. Prior to that experience, Mr. Dimick served as a partner with Deloitte & Touche LLP for eight years. Mr. Dimick also serves on the Boards of Directors of WebMD Health Corp. (NASDAQ: WBMD), Thoratec Corporation (NASDAQ: THOR), Alliance HealthCare Services, Inc. (NASDAQ: AIQ), and Resources Connection, Inc. (NASDAQ: RECN). Mr. Dimick served on the Board of Directors of HLTH Corporation from 2002 to 2009, at which time it was merged into WebMD Health Corp. Mr. Dimick’s tenure on the Board has come during a period of massive growth at the Company, and Mr. Dimick has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities, and management of the Company, among other matters. Mr. Dimick’s qualifications to serve on the Board include, among others, this experience, as well as his substantial industry experience, business and accounting background, and judgment.

Melina Higgins. Currently retired, Ms. Higgins held senior roles of increasing responsibility at The Goldman Sachs Group, Inc. (NYSE: GS-PC), including Partner and Managing Director, during her nearly 20-year career at the firm. During her tenure at Goldman Sachs, Ms. Higgins served as a member of the Investment Committee of the Principal Investment Area, which oversaw and approved global private equity and private debt investments and was one of the largest alternative asset managers in the world. She also served as head of the Americas and as co-chairperson of the Investment Advisory Committee for the GS Mezzanine Partners funds, which managed over $30 billion of assets and were global leaders in their industry. Ms. Higgins also serves on the Women’s Leadership Board of Harvard University’s John F. Kennedy School of Government. In September 2013, Ms. Higgins joined the Board of Directors of Genworth Financial Inc. (NYSE: GNW), an insurance company. Ms. Higgins’ qualifications to serve on the Board include, among others, her broad experience in finance and her judgment.

Douglas J. Leech, C.P.A.* Mr. Leech is the founder and principal of DLJ Advisors. From 1999 to 2011, he was Founder, Chairman, President and Chief Executive Officer of Centra Bank, Inc. and Centra Financial Holdings, Inc., prior to which he was Chief Executive Officer, President of the southeast region, and Chief Operating Officer of Huntington National Bank. Mr. Leech is also on the Board of Directors of United Bankshares, Inc. (NASDAQ: UBSI). Mr. Leech’s public accounting, audit, and professional experience has provided him financial and business expertise and leadership experience. In addition, his tenure on the Board has come during a period of massive growth at the Company, and Mr. Leech has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities, and management of the Company, among other matters. Mr. Leech’s qualifications to serve on the Board include, among others, this experience, as well as his years of business experience and judgment.

Rajiv Malik. Mr. Malik has served as Mylan’s President since January 1, 2012. Previously, Mr. Malik held various senior roles at Mylan, including Executive Vice President and Chief Operating Officer from July 2009 to December 2012, and Head of Global Technical Operations from January 2007 to July 2009. In addition to his oversight of day-to-day operations of the Company as President, Mr. Malik has been instrumental in identifying, evaluating, and executing on significant business development opportunities, expanding and optimizing Mylan’s product portfolio, and leveraging Mylan’s global research and development capabilities, among other important contributions. Previously, he served as Chief Executive Officer of Matrix Laboratories Limited (n/k/a Mylan Laboratories Limited) from July 2005 to June 2008. Prior to joining Matrix, he served as Head of Global Development and Registrations for Sandoz GmbH from September 2003 to July 2005. Prior to joining Sandoz, Mr. Malik was Head of Global Regulatory Affairs and Head of Pharma Research for Ranbaxy from October 1999 to September 2003. Mr. Malik’s qualifications to serve on the Board include, among others, his extensive industry and leadership experience, his understanding of the Asia-Pacific region and other growth markets, and his knowledge about the Company and judgment.

Joseph C. Maroon, M.D. Dr. Maroon is Professor, Heindl Scholar in Neuroscience and Vice Chairman of the Department of Neurosurgery, UPMC, and has held other positions at UPMC since 1998. He also has served as the team neurosurgeon for the Pittsburgh Steelers since 1981. From 1995 to 1998, Dr. Maroon was Professor and Chairman of the Department of Surgery at Allegheny General Hospital, and from 1984 to 1999 he was Professor and Chairman of the Department of Neurosurgery at Allegheny General Hospital. Dr. Maroon has earned numerous awards for his contributions to neurosurgery from various national and international neurological societies throughout his career, and patients travel from all over the world to seek his care. In addition, his tenure on the Board has come during a period of massive growth at the Company, and Dr. Maroon has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities, and management of the Company, among other matters. Dr. Maroon’s qualifications to serve on the board include, among others, this experience, as well as his exceptional medical and leadership experience and judgment.

Mark W. Parrish. Mr. Parrish has served as Chairman and Chief Executive Officer of TridentUSA Health Services, a provider of mobile X-ray and laboratory services to the long-term care industry, since 2008. Since January 2013, Mr. Parrish has served on the Board of Directors of Omnicell, Inc. (NASDAQ: OMCL), a company that specializes in healthcare technology, and he previously served on the Board of Directors of Biovail Corporation from 2008 until its merger with Valeant Pharmaceuticals International (NYSE: VRX) in 2010. From 2001 to 2007, Mr. Parrish held management roles of increasing responsibility with Cardinal Health Inc. (NYSE: CAH) and its affiliates, including Chief Executive Officer of Healthcare Supply Chain Services for Cardinal Health from 2006 to 2007. Mr. Parrish also serves as President of the International Federation of Pharmaceutical Wholesalers, an association of pharmaceutical wholesalers and pharmaceutical supply chain service companies, and senior adviser to Frazier Healthcare Ventures, a healthcare oriented growth equity firm. Mr. Parrish’s qualifications to serve on the Board include, among others, his extensive industry, business, and leadership experience, knowledge of the healthcare industry, and judgment.

Rodney L. Piatt, C.P.A.* Mr. Piatt is the Lead Independent Director and has served as Vice Chairman of the Board since May 2009. Since 1996, he has also been President and owner of Horizon Properties Group, LLC, a real estate and development company. Since 2003, Mr. Piatt has also served as Chief Executive Officer and Director of Lincoln Manufacturing Inc., a steel and coal manufacturing company. Mr. Piatt brings extensive experience to the Board as an auditor and a successful business owner. In addition, his tenure on the Board has come during a period of massive growth at the Company, and Mr. Piatt has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities, and management of the Company, among other matters. Mr. Piatt’s qualifications to serve on the board include, among others, this experience, as well as his financial and business expertise, leadership experience, and judgment.

Randall L. (Pete) Vanderveen, Ph.D., R.Ph. Dr. Vanderveen has served as Dean, John Stauffer Decanal Chair of the School of Pharmacy, University of Southern California since September 2005 and was named “Outstanding Pharmacy Dean in the Nation” in 2013 by the American Pharmacist Association. From 1998 to 2005, he served as Dean of the School of Pharmacy and Graduate School of Pharmaceutical Science and Professor of Pharmacy at Duquesne University, before which he was Assistant Dean and Associate Professor at Oregon State University from 1988 to 1998. Dr. Vanderveen has an extensive pharmaceutical and academic background. In addition, his tenure on the Board has come during a period of massive growth at the Company, and Dr. Vanderveen has invaluable experience and knowledge regarding the business, platforms, strategies, challenges, opportunities, and management of the Company, among other matters. Dr. Vanderveen’s qualifications to serve on the Board include, among others, this experience, as well as his pharmaceutical and leadership experience and judgment.

*	C.P.A. distinctions refer to “inactive” status.

Meetings of the Board

The Board met 14 times in 2014. In addition to meetings of the Board, Directors attended meetings of individual Board Committees of which they were members. All of the Directors attended at least 75% of the Board meetings and meetings of Board Committees of which they were a member during the periods for which they served. In addition to Board and Committee meetings, all members of the Board attended the 2014 Annual Meeting of Shareholders.

Non-management members of the Board met in executive session from time to time during 2014, and are required to so meet at least annually. Rodney L. Piatt, the Vice Chairman of the Board, has been appointed as the Lead Independent Director and presides at such executive sessions.

Board Committees

The standing Committees of the Board include the Audit Committee, the Compensation Committee, the Compliance Committee, the Executive Committee, the Finance Committee, the Governance and Nominating Committee, and the Science and Technology Committee. Each Committee operates under a written charter.

The table below provides 2014 membership and meeting information for the noted Board Committees of Mylan.

Director	Audit	Compensation	Compliance	Executive	Finance	Governance and Nominating	Science and Technology
Heather Bresch							X
Wendy Cameron		X				X
Hon. Robert J. Cindrich			X			X	X
Robert J. Coury				C
JoEllen Lyons Dillon			X
Neil Dimick, C.P.A.	C	X		X	X
Melina Higgins	X				C
Douglas J. Leech, C.P.A.	X				X	C
Rajiv Malik							X
Joseph C. Maroon, M.D.			X			X	C
Mark W. Parrish		X	C		X
Rodney L. Piatt, C.P.A.	X	C		X	X	X
Randall L. (Pete) Vanderveen, Ph.D., R.Ph			X				X
Meetings during 2014	7	15	4	29	7	3	0

C = Chairperson

X = Member

Copies of the Committee charters of Mylan N.V. are available on Mylan N.V.’s website at http://www.mylan.com/company/corporate-governance or in print to shareholders upon request, addressed to Mylan N.V.’s Corporate Secretary at Albany Gate, Darkes Lane, Potters Bar, Hertfordshire EN6 1AG, United Kingdom.

Audit Committee and Audit Committee Financial Expert

The Audit Committee’s responsibilities include, among others, the appointment, compensation, retention, oversight, and replacement of the Company’s independent registered public accounting firm; reviewing with the independent registered public accounting firm the scope of its audit plan and related fees and the results of its audit; reviewing the Company’s internal audit scope, plan, and ongoing results; reviewing with management both the Company’s financial statements and related disclosures and management’s assessment of the Company’s internal control over financial reporting; and reviewing transactions with related parties. All of the members of the Audit Committee are independent Directors, as required by and as defined in the audit committee independence standards of the SEC and the applicable NASDAQ listing standards. The Board has determined that each of the Audit Committee members — Mr. Dimick, Ms. Higgins, Mr. Leech, and Mr. Piatt — is an “audit committee financial expert,” as that term is defined in the rules of the SEC. The Board has approved Mr. Dimick’s concurrent service on the audit committees of more than two other public companies.

Compensation Committee

The Compensation Committee reviews and approves the Company’s compensation philosophy, strategy, and objectives, as well as the compensation program for the Company’s executive officers, among other matters. The Compensation Committee plays an active role in the oversight of the Company’s executive compensation practices, including the review of the Company’s compensation programs in consideration of, among other factors, industry practices, the Company’s strategic goals and emerging trends, executive retention needs, and performance, and seeks to align the Company’s compensation program with shareholder interests and maintain strong links between executive pay and performance. The Compensation Committee also oversees the Company’s equity compensation and benefit plans. All of the members of the Compensation Committee are independent Directors as defined in the applicable NASDAQ listing standards.

Compliance Committee

The Compliance Committee oversees and makes recommendations to the Board regarding the implementation, maintenance, and monitoring of the Company’s Corporate Compliance Program and Code of Business Conduct and Ethics. All of the members of the Compliance Committee are independent Directors as defined in the NASDAQ listing standards.

Executive Committee

The Executive Committee exercises those powers of the Board not otherwise limited by a resolution of the Board or by law during the intervals between meetings of the Board.

Finance Committee

The Finance Committee advises the Board with respect to material financial matters and transactions of the Company including, but not limited to, reviewing and overseeing material mergers, acquisitions, and combinations with other companies and the source and implementation of potential financing for such transactions, including establishing credit facilities and financing with commercial lenders; reviewing strategies with respect to the capital structure of the Company and the deployment of its capital; approving the Company’s issuance or repurchase of any of its debt securities; approving any guarantees to be provided by the Company on the debt of any of the Company’s subsidiaries; and approving the Company’s policy for entering into transactions involving derivative instruments. All of the members of the Finance Committee are independent Directors as defined in the applicable NASDAQ listing standards.

Governance and Nominating Committee

The Governance and Nominating Committee (the “G&N Committee”) is responsible for, among other matters, recommending to the Board candidates for nomination to the Board and to the Committees of the Board, and developing and recommending to the Board a set of corporate governance principles applicable to the Company. All of the members of the G&N Committee are independent Directors as defined in the applicable NASDAQ listing standards.

Science and Technology Committee

The Science and Technology Committee serves as a sounding board for management and, at the Board’s request, reviews management and third-party presentations regarding emerging scientific and technological developments relevant to the Company, new technology in which the Company is investing, acquiring, or developing, and the overall strategy and direction of the Company’s research and development program.

Consideration of Director Nominees

Information on the process of nominating directors to the Board of Directors of Mylan N.V. can be found in the Registration Statement, as well Mylan N.V.’s Articles of Association and the charter of Mylan N.V.’s Governance and Nominating Committee, which is available on Mylan N.V.’s website at http://www.mylan.com/company/corporate-governance. Information on qualifications of directors with respect to the Board of Directors of Mylan N.V. can be found in Mylan N.V.’s Corporate Governance Principles, which are available on Mylan N.V.’s website at http://www.mylan.com/company/corporate-governance.

Board Education

From time-to-time, the Board or individual Board members participate in Director educational programs.

Board of Directors Leadership Structure

Mylan’s Board annually elects one of its own members as the Chairman of the Board. Mr. Coury has served as the Chairman of the Board since being elected in May 2009. Based on significant interaction and experience with Mr. Coury, the independent Directors on the Board continue to believe that Mr. Coury’s extensive knowledge of the industry, Mylan’s management, businesses and global platform, and the opportunities and challenges anticipated in the future, as well as his proven leadership abilities, vision, and insight, and the continued outstanding performance of the Company, make him the ideal person to lead the Board. Mr. Coury previously served as CEO of the Company from September 2002 to January 2012.

In his capacity as Executive Chairman, Mr. Coury’s primary responsibilities include providing overall leadership and strategic direction of the Company; providing guidance to the CEO and senior management; coordinating the activities of the Board; overseeing talent management; communicating with shareholders and other stakeholders; strategic business development; and mergers and acquisitions.

Effective January 1, 2012, the Board implemented an enhanced management structure, again electing Mr. Coury as Executive Chairman of the Board (as described above) and appointing Ms. Bresch as CEO, among other changes described in previous public filings.

As of 2012, in her role as CEO, Ms. Bresch’s primary responsibilities include the day-to-day running and oversight of the Company’s global operations, business, and functions; bolstering and enhancing the Company’s processes; and developing and implementing a blueprint for an organizational design to help ensure the sustainability of our success into the future.

Although the Board has no fixed policy with respect to the separation of the offices of Chairman of the Board and CEO, the Board strongly believes that its current management structure has proven to be ideal for Mylan at this time, and that it has produced outstanding results for shareholders, as illustrated on pages 13 to 19 of this Amendment. The Board believes that the Company and its shareholders have benefited and continue to benefit from the respective leadership, judgment, vision, experience – and performance – of the Executive Chairman, Mr. Coury, and the CEO, Ms. Bresch, both of whom share a vision for the Company that is consistent with the Board’s philosophy.

This determination is based on, among other factors, Mr. Coury’s and Ms. Bresch’s leadership abilities; the performance of the Company; and the Board’s deep and unique knowledge of the complexity, size, and dramatic growth of the Company, the Company’s businesses, operations, vision, and strategies, the respective talents and capabilities of our fellow Directors and management, and the opportunities and challenges anticipated in the future.

In connection with the enhanced management structure implemented in 2012, the Board also appointed Mr. Piatt as Lead Independent Director based on, among other factors, Mr. Piatt’s outstanding contributions as a Director of the Company, excellent business judgment, recognized leadership abilities, and independence. The Board believes that this appointment only further enhances the Board’s already strong independent oversight of the Company. As Lead Independent Director, Mr. Piatt presides at executive sessions of the Board and at any meetings of the Board where the Chairman is not present, and he has the authority to call meetings of the non-employee Directors. He also serves on the Executive Committee of the Board. In addition, the Lead Independent Director has authority to approve meeting agendas, schedules, and information sent to the Board, and serves as the contact person for shareholders wishing to communicate with the Board and as a liaison between the Chairman and independent Directors.

Our governance structure also provides effective oversight by the Board in the following additional ways:

•	ten of the thirteen members of our Board are independent;

•	the Board has established robust Corporate Governance Principles;

•	the Audit, Compensation, Compliance, Finance and G&N Committees are all composed entirely of independent Directors (as defined in the applicable NASDAQ listing standards);

•	the Board and its Committees have unrestricted access to management and can retain, at their discretion and at Company expense, subject matter experts and advisors to consult on any matter brought before the Board or any of its committees; and

•	the Board and its Committees are intimately familiar with the business and management of the Company and collectively met 79 times in 2014.

Information on the leadership structure of Mylan N.V. can be found in Item 5.02 of the Closing 8-K and the Registration Statement, as well as Mylan N.V.’s Articles of Association, Rules for the Board of Directors, and Corporate Governance Principles, which are available on Mylan N.V.’s website at http://www.mylan.com/company/corporate-governance.

Board of Directors Risk Oversight

The Board’s Audit Committee is primarily responsible for overseeing the Company’s risk management processes on behalf of the full Board. The Audit Committee focuses on financial reporting risk and oversight of the internal audit function. It receives reports from management at least quarterly regarding, among other matters, the Company’s assessment of risks and the adequacy and effectiveness of internal controls. The Audit Committee also receives reports from management addressing risks impacting the day-to-day operations of the Company. Mylan’s internal audit function meets with the Audit Committee on at least a quarterly basis to discuss potential risk or control issues. The Audit Committee reports regularly to the full Board, which also considers the Company’s risk profile. The full Board focuses on the most significant risks facing the Company and the Company’s general risk management strategy, and also seeks to ensure that risks undertaken by the Company are consistent with the Board’s risk management expectations. While the Board oversees the Company’s overall risk management strategy, management is responsible for the day-to-day risk management processes. We believe this division of responsibility is a highly effective approach for addressing the risks facing the Company and that our Board leadership structure supports this approach.

In addition, the Compensation Committee is responsible for overseeing the Company’s compensation risk as discussed further beginning on page 35 of this Amendment under “Consideration of Risk in Company Compensation Policies.”

Also, the Compliance Committee is responsible for overseeing the Company’s corporate compliance program and related policies and controls.

Code of Ethics; Corporate Governance Principles; Code of Business Conduct and Ethics

The Board has adopted a Code of Ethics that applies to our Principal Executive Officer, Principal Financial Officer, and Corporate Controller (“Code of Ethics”). The Board also has adopted Corporate Governance Principles as well as a Code of Business Conduct and Ethics applicable to all Directors, officers, and employees.

Copies of the Code of Ethics, the Corporate Governance Principles, and the Code of Business Conduct and Ethics for Mylan N.V. are posted on Mylan N.V.’s website at http://www.mylan.com/company/corporate-governance. Copies of the Code of Ethics, the Corporate Governance Principles, and the Code of Business Conduct and Ethics for Mylan N.V. are also available in print to shareholders upon request, addressed to Mylan N.V.’s Corporate Secretary at Albany Gate, Darkes Lane, Potters Bar, Hertfordshire EN6 1AG, United Kingdom. Mylan N.V. intends to post any amendments to and waivers from the Code of Ethics on its website as identified above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires all Directors and certain executive officers and persons who own more than 10% of a registered class of Mylan’s equity securities to file with the SEC within specified due dates reports of ownership and reports of changes of ownership of Mylan Common Stock and our other equity securities. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on reports and written representations furnished to us by these persons, we believe that all Mylan Directors and relevant executive officers complied with these filing requirements during 2014.

ITEM 11.	Executive Compensation

NON-EMPLOYEE DIRECTOR COMPENSATION FOR 2014

The following table sets forth information concerning the compensation earned by the non-employee Directors for 2014. Directors who are employees of the Company do not receive any consideration for their service on the Board. A discussion of the elements of non-employee Director compensation follows the table.

Name	Fees Earned or Paid in Cash ($)	RSUs ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Wendy Cameron	92,000	165,003	49,993	—	306,996
Hon. Robert J. Cindrich	92,125	165,003	49,993	—	307,121
JoEllen Lyons Dillon	63,750	165,003	49,993	—	278,746
Neil Dimick, C.P.A.	142,000	165,003	49,993	—	356,996
Melina Higgins	104,250	165,003	49,993	—	319,246
Douglas J. Leech, C.P.A.	99,250	165,003	49,993	—	314,246
Joseph C. Maroon, M.D.	98,625	165,003	49,993	—	313,621

Mark W. Parrish	115,250	165,003	49,993	—	330,246
Rodney L. Piatt, C.P.A.	196,500	165,003	49,993	—	411,496
C.B. Todd(2)	19,500	—	—	(3)	19,500
Randall L. (Pete) Vanderveen, Ph.D., R.Ph	86,125	165,003	49,993	—	301,121

(1)	Represents the grant date fair value of the specific award granted to the Director. Option awards granted in 2014 vested on April 11, 2015. As discussed below, vesting of RSUs granted in 2014 was accelerated in connection with the Abbott Transaction. For information regarding assumptions used in determining the amounts reflected in the table above, please refer to Note 10 to the Company’s Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2014. The aggregate shares of common stock subject to stock options held by the non-employee Directors as of December 31, 2014 were as follows: Ms. Cameron, 109,525; Judge Cindrich, 33,619; Ms. Dillon, 2,974; Mr. Dimick, 22,755; Ms. Higgins, 9,597; Mr. Leech, 65,245; Dr. Maroon, 109,525; Mr. Parrish, 57,392; Mr. Piatt, 109,525; Mr. Todd, 106,551; and Dr. Vanderveen, 109,525. The number of unvested RSUs held by each of the non-employee Directors, other than Mr. Todd, as of December 31, 2014, was 3,609.
(2)	Mr. Todd became a Director Emeritus of Mylan Inc. effective April 12, 2014, and did not earn any fees or other compensation in connection with such position.
(3)	As a retired executive of the Company since 2002, Mr. Todd annually receives $450,000 pursuant to the Retirement Benefit Agreement he entered into with the Company in 1995, as amended. There are no service or other requirements for Mr. Todd to receive payments under the Retirement Benefit Agreement. Payments under the Retirement Benefit Agreement will terminate in July 2015. Mr. Todd also received $13,891 in post-retirement health benefits in accordance with the Company’s 2007 Supplemental Health Insurance Plan for Certain Key Employees in which he is a participant, and $32,453 of benefits associated with personal use of the Company’s aircraft. The determination of the cost of aircraft usage is described in the footnotes to the Summary Compensation Table on page 40 of this 10-K/A.

Non-employee Directors receive $75,000 per year in cash compensation for their service on the Board. Non-employee Directors are also reimbursed for actual expenses relating to meeting attendance.

In addition:

•	The Chairperson of the Audit Committee receives an additional fee of $30,000 per year;

•	The Chairperson of the Compensation Committee receives an additional fee of $25,000 per year;

•	The Chairperson of the Compliance Committee receives an additional fee of $30,000 per year;

•	The Chairperson of the Finance Committee receives an additional fee of $20,000 per year;

•	The Chairperson of the G&N Committee receives an additional fee of $10,000 per year;

•	The Chairperson of the Science and Technology Committee receives an additional fee of $10,000 per year;

•	Each non-employee member of the Executive Committee receives an additional fee of $30,000 per year;

•	Each member of the Audit Committee and Compensation Committee receives an additional fee of $12,000 per year;

•	Each member of the Compliance Committee receives an additional fee of $10,000 per year;

•	Each member of the G&N Committee receives an additional fee of $7,000 per year;

•	Each member of the Finance Committee and the Science and Technology Committee receives an additional fee of $3,000 per year;

•	Mr. Piatt, as the Lead Independent Director, receives an additional fee of $60,000 per year.

Non-employee Directors are eligible to receive stock options or other grants under the Company’s Amended and Restated 2003 Long-Term Incentive Plan (the “2003 Plan”). In April 2014, each non-employee Director was granted an option to purchase 2,974 shares of common stock, at an exercise price of $45.72 per share, the closing price per share of the Company’s common stock on the date of grant, which option vests on the first anniversary of the date of grant, and 3,609 RSUs, also vesting on the first anniversary of the grant date. As discussed below, in connection with the Abbott Transaction, vesting of the RSUs granted to non-employee Directors in 2014 was accelerated.

In February 2013, the Board adopted stock ownership requirements for non-employee Directors, requiring non-employee Directors to hold shares valued at three times their annual retainer as long as they remain on the Board, and the Board increased this ownership requirement to four times the annual retainer in April 2014. Directors who were Board members when this policy was initially adopted have until January 1, 2018 to comply, while each new Director has five years from his or her election to the Board to achieve this requirement. The policy was adopted to further demonstrate the alignment of Directors’ interests with shareholders for the duration of their service. All Directors, except for Ms. Dillon, are in compliance with the requirement. Ms. Dillon joined the Board in April 2014, and she has until April 2019 to satisfy these ownership requirements.

EXECUTIVE COMPENSATION FOR 2014

Compensation Discussion and Analysis

The Company’s Named Executive Officers (“NEOs”) for 2014 were:

Heather Bresch	Chief Executive Officer
John D. Sheehan, C.P.A.	EVP and Chief Financial Officer
Rajiv Malik	President
Anthony Mauro	President, North America
Robert J. Coury	Executive Chairman of the Board
Harry Korman	Former EVP and Chief Operating Officer

Outstanding Five-Year and 2014 Financial and Operating Performance

Outstanding Financial Performance Over the Past Five Years. Mylan has delivered outstanding short-term and long-term growth over the past five years.

$ in millions except per share amounts

*	Adjusted EBITDA and adjusted diluted earnings per share (“adjusted EPS”) for all years differ from what is reported under GAAP. See Appendix A for a reconciliation to the most comparable GAAP measures. For the years 2010 through 2014, GAAP net earnings (in millions) were $345; $537; $641; $624; and $929, respectively, and GAAP EPS was $0.68; $1.22; $1.52; $1.58; and $2.34, respectively.

In addition, the Company’s Total Shareholder Return (“TSR”) significantly outperformed both the S&P 500 Index and the S&P 500 Pharmaceuticals Index over the past one, three, and five years.

*	TSR data is from Bloomberg and reflects total return (including price appreciation and reinvested dividends) as of December 31, 2014.

Mylan also has continued to enhance shareholder value by increasing returns on invested capital over the past five years.

*	See Appendix A for a reconciliation to the most comparable GAAP measures.

Continued Strong Financial Performance and Return of Value to Shareholders in 2014. Mylan’s outstanding performance in 2014 again demonstrated the continued strength and diversity of the Company’s global platform. Mylan’s senior leadership team, supported by Mylan’s exceptional and dedicated workforce, delivered solid year-over-year growth and record revenues, adjusted EBITDA, and adjusted EPS, despite continued delays in product approvals at the U.S. Food and Drug Administration (“FDA”). The Company continued to position itself for future growth by making meaningful progress against its key growth drivers. Notably, 2014 marked an important milestone for EpiPen® Auto-Injector, as it became Mylan’s first $1 billion product.

$ in millions except per share amounts

*	Adjusted EBITDA and adjusted EPS are non-GAAP financial measures. See Appendix A for a reconciliation to the most comparable GAAP measures. GAAP net earnings (in millions) were $624 and $929 for the years 2013 and 2014, respectively. GAAP EPS was $1.58 and $2.34 for the years 2013 and 2014, respectively.

The Company’s continued focus on operational and financial execution in 2014 resulted in the generation of approximately $1.2 billion of adjusted operating cash flows (GAAP cash provided by operating activities in 2014 was $1.0 billion; see Appendix A for reconciliation to the most comparable GAAP measures).

Mylan also maintained its investment grade credit rating in 2014 from both Standard & Poor’s and Moody’s, the two principal ratings agencies. Mylan’s sustained commitment to strong balance sheet management, including enhanced financial flexibility, continues to position the Company well to execute on short-term and long-term strategic opportunities.

Additionally, the Company’s stock price rose to a then all-time high in 2014 as investors continued to recognize the strength and diversity of Mylan’s global business, as well as its potential for significant long-term growth.

Key 2014 Operational Accomplishments. 2014 marked another very strong year for Mylan as the Company delivered growth across all regions and business segments, while continuing to make meaningful progress with respect to its key growth drivers. Mylan also further strengthened its balance sheet and enhanced its financial flexibility, positioning the Company for future opportunities and sustainable long-term growth.

Operational highlights from 2014 include:

•	EpiPen® Auto-Injector became Mylan’s first product to reach $1 billion in annual net sales. The product remains the world’s number one dispensed epinephrine auto-injector.

•	Signed a multi-year strategic alliance agreement with Walt Disney Parks and Resorts to enhance access to EpiPen® Auto-Injectors and help increase awareness of anaphylaxis.

•	Received more FDA approvals in 2014 than any other company, including six first-to-file approvals, which helped to fuel the Company’s strong financial performance during the year.

•	Further expanded Mylan’s injectables business, which today consists of a global portfolio of more than 230 injectable products across a broad range of dosage forms.

•	Commenced Phase III clinical trials for a generic version of Advair Diskus®, which is indicated for the treatment of asthma and chronic obstructive pulmonary disease (COPD). Mylan anticipates filing its application with the FDA at the end of 2015 and anticipates being the first company to launch an AB-rated product in the United States.

•	Commenced two Phase III clinical trials for Mylan’s insulin analog to Lantus®. The Company continues to pursue the opportunity to have one of the first interchangeable insulin analogs to Lantus®.

•	Launched the world’s first trastuzumab biosimilar in India. The product is marketed by Mylan under the brand name HertrazTM. Hertraz is indicated for the treatment of HER2-positive metastatic breast cancer and is available in two strengths, 440 milligrams and 150 milligrams.

•	Selected as a leading supplier of anti-retroviral (“ARV”) medications for the Global Fund and South African National Department of Health and the South African Government, two of the largest global buyers of ARV medications.

•	Continued expansion of Mylan’s infectious disease business through partnership with Gilead Sciences for the global distribution of several Hepatitis-C treatments.

Continued Strong Alignment of CEO Pay with Company Performance in 2014

Compensation in 2014 was once again closely aligned with the outstanding performance noted above.

•	Outstanding performance against goals: The Company exceeded each of the performance-based goals set by the Compensation Committee relating to adjusted EPS, global regulatory submissions, and adjusted free cash flow in 2014. As a result, short-term incentive payouts for NEOs were 181% of target for 2014.

•	Strong alignment between realizable pay and performance relative to peers: The total compensation realizable by Mylan’s CEO over a three-year period is fully aligned with Mylan’s TSR relative to the Company’s peer groups, as shown below.

Alignment of Three-Year CEO Realizable Pay* with TSR Performance

*	Realizable pay includes cumulative salary and short-term incentives paid for the most recent three years, plus current value (as of December 31, 2014) of options and time-based restricted shares/units granted during the most recent three years, plus the current value (as of December 31, 2014) of performance awards earned during the most recent three years, plus change in pension value and all other compensation for the most recent three years. TSR data is from the S&P Research Insight Database. Peer companies in this chart reflect the 2014 peer companies listed on page 35 of this 10-K/A.

•	Strong alignment between CEO total direct compensation and Mylan TSR. The total direct compensation of Mylan’s CEO (base salary plus short-term incentives and grant date fair value of long-term incentives, other than, for 2014, awards granted in connection with the One-Time Special Performance-Based Incentive Program (as defined below)) over the past five years is well aligned with Company stock performance, as shown below:

Strong Shareholder Support and Approval for Compensation Actions

Mylan implemented several important compensation actions in 2014 and early 2015. As described in detail below, among these important actions were the implementation of the One-Time Special Performance-Based Five-Year Realizable Value Incentive Program (the “One-Time Special Performance-Based Incentive Program”) and certain actions taken in connection with the Abbott Transaction. Consistent with Mylan’s robust shareholder outreach program over the past few years, Mylan approached each of these actions with a view toward the best interests of shareholders, and our shareholders were strongly supportive of these actions. The One-Time Special Performance-Based Incentive Program was described in extensive detail in the Proxy Statement for Mylan’s 2014 Annual Meeting of Shareholders. At that meeting the advisory proposal on compensation matters received the strong support and approval of Mylan’s shareholders. In addition, the compensation actions taken in connection with the Abbott Transaction were described in extensive detail in the Proxy Statement for Mylan’s Special Meeting of Shareholders. At that meeting the advisory proposal on compensation matters relating to the Abbott Transaction received the overwhelming support and approval of Mylan’s shareholders.

Adoption and Shareholder Approval of One-Time Special Performance-Based Incentive Program for More than 100 Key Employees

The One-Time Special Performance-Based Incentive Program described below was extensively described in the Proxy Statement for Mylan’s 2014 Annual Meeting of Shareholders. At that meeting the advisory proposal on compensation matters received the strong support and approval of Mylan’s shareholders.

In 2012, we announced an ambitious financial goal of achieving adjusted EPS of at least $6.00 by the end of 2018, which would represent a more than doubling of our adjusted EPS for fiscal year 2013 ($2.89) and a 16% compound annual growth rate in adjusted EPS over the five-year period from 2013 through 2018. We believe that the accomplishment of this goal has the potential to create significant new value for our shareholders.

One-Time Special Performance-Based Incentive Program

As described in the Proxy Statement for Mylan’s 2014 Annual Meeting of Shareholders, our Compensation Committee and independent Directors engaged in extensive deliberation and analysis to determine how to further incentivize our talented management to achieve our ambitious adjusted EPS goal and create the significant shareholder value that we expect would follow. Based on that extensive discussion and analysis, as well as consultation with shareholders and leading experts in the field of executive compensation, the Compensation Committee and the independent Directors determined in February 2014 that it was in the best interests of the Company and shareholders to provide a special one-time, wholly performance-based supplemental incentive to a broad range of our executive officers and other key employees to further align their interests with those of shareholders and with our key business strategies as they work to achieve this next transformation of Mylan. Accordingly, in February 2014, the Compensation Committee and the independent Directors adopted our One-Time Special Performance-Based Incentive Program, pursuant to which we granted more than 100 of those key employees who we believe will be essential to achieving our goals a one-time, performance-based award (the “One-Time Special Performance-Based Awards”). As discussed in more detail in the sections that follow, this innovative new wholly performance-based program is a continuation of our robust pay-for-performance philosophy and is designed to pay out to those employees in full only if both adjusted EPS and our stock price increase significantly from then-current levels, with a five-year cliff-vesting provision. The program is also designed to ensure that there will not be a payout until our shareholders have the opportunity to receive newly created value. In addition, the program caps the maximum value payable to the employees who participate in the program.

In addition to further aligning key employees with shareholders to deliver outstanding performance and exceptional shareholder value, we believe that the One-Time Special Performance-Based Incentive Program will help to ensure that we further incentivize, and retain the essential talents and services of, those employees who have driven our outstanding performance and who are critical to ensuring the successful achievement of our long-term goals. The One-Time Special Performance-Based Awards were designed with the following five primary objectives:

Compensation Committee and Board Objectives		Program Design
1.	Further Incentivize and Align Executives to Achieve $6.00 Adjusted EPS Goal	100% Performance Vesting Based on Adjusted EPS Goal. Regardless of Stock Price, There Will be Full Payment Only if Adjusted EPS Goal is Achieved.

2.	Full Value Realized Only if Stock Price Appreciates Significantly	Regardless of Achievement of Adjusted EPS Goal, Participants Will Realize Full Value of Awards Only if Stock Price Has Reached $73.33 Per Share at Time of Settlement. Participants Will Realize No Value from Awards if Stock Price is Below $53.33 Per Share at Time of Settlement.

3.	Retention of Key Employees Through 2018	Five-Year Cliff Vesting

4.	Expand Program to a Broader Group of Key Employees Critical to Achieving Our Ambitious Goal	More than 100 Participants

5.	All While Minimizing Share Usage and Maintaining Acceptable Burn Rate	Award Value Capped – Stock Appreciation Above $73.33 Has No Effect on Value to Participants. Mix of Award Types (SARs and RSUs) to Mitigate Share Usage and Burn Rate.

Further Incentivize and Align with Shareholders to Achieve Adjusted EPS Goal. The One-Time Special Performance-Based Awards will vest in full only if we achieve adjusted EPS of at least $6.00 by

December 31, 2018. If we do not achieve a minimum adjusted EPS of at least $5.40 (90% of the target of $6.00) by December 31, 2018, the One-Time Special Performance-Based Awards will be forfeited (other than in the event of a change in control, as described below). Achievement of the minimum adjusted EPS will result in vesting of only 50% of the awards. However, as noted below, there will be no payment if we achieve adjusted EPS of $6.00, but our stock price does not exceed the required minimum share price.

Retain Employees Through 2018 With Five-Year Cliff Vesting. The One-Time Special Performance-Based Awards are subject to five-year cliff vesting, and provide value to the participants only if they remain with the Company through the end of the five-year performance period, except as specified in an employment agreement, and therefore serve to further advance our goal of retaining our talented executive officers and other key employees through this next transformational period in light of the risks we face as our achievements are increasingly recognized and competitors seek to hire our talented employees. Awards will generally only be payable prior to the end of the five-year performance period if we can achieve both our $6.00 adjusted EPS goal and a stock price of $73.33 per share, which would represent an extraordinary achievement by our leadership team in such a short period of time.

Compensate Executives Only After Shareholders Receive Newly Created Value. The One-Time Special Performance-Based Awards are also tied to driving the Company’s stock price upwards, providing full value to the participants only if — in addition to achievement of significantly increased adjusted EPS — our stock price increases to at least $73.33 per share during the performance period, thereby creating significant new value for shareholders before key employees are paid in full. Even if we achieve in full our $6.00 adjusted EPS goal, the awards will have no value if our stock price does not exceed $53.33 per share at the time of settlement. The minimum stock price of $53.33 per share represents a premium of two dollars above our closing price on the date of grant. When the Compensation Committee first reviewed the proposed structure of the program (including the minimum stock price of $53.33) in October 2013, the minimum stock price represented a premium of more than 30% above the then-current trading price of our common stock.

Expand Program to a Broader Group of Key Employees Critical to Achieving Our Ambitious Goal. The Compensation Committee and the independent Directors believed that it was critical for more than our NEOs to participate in the One-Time Special Performance-Based Incentive Program. Mylan has a large and extremely talented workforce, and many of our other employees are essential to achieving our ambitious strategic business goals. As a result, the program has more than 100 participants in multiple jurisdictions around the globe.

Minimize Share Usage and Maintain Acceptable Burn Rate. In adopting the program, the Compensation Committee and the independent Directors also gave consideration to striking the appropriate balance between further aligning the incentives of our executive officers and key employees and minimizing potential share dilution and maintaining an acceptable burn rate, in part by placing a cap on the awards’ potential value and in part by utilizing a mix of different award types (such as stock appreciation rights and performance-vesting restricted stock units) to deliver value to participants in an efficient manner that minimizes the number of outstanding awards and amount of share dilution. One-Time Special Performance-Based Awards have a value that increases solely to the extent our stock price exceeds $53.33 per share, but under the cap, appreciation in our stock price ceases to affect the value of awards if our stock price exceeds $73.33 per share. The cap value represents a premium of $20 per share above the $53.33 minimum stock price. This price level was chosen because it balances our goals of minimizing share usage and maintaining an acceptable burn rate while still creating a powerful incentive to execute on our five-year strategic business plan and to create significant shareholder value. Because of this cap, if all the awards granted to all participants (excluding subsequent grants for new hires) vested in full, the value of such awards would, at most, amount to less than 4% of the potential market capitalization created (relative to the $53.33 minimum stock price), with the other 96% directly benefiting our shareholders, thereby fully aligning participants and shareholders. The Compensation Committee, the independent Directors, and their advisors believe that this amount is a reasonable and fair incentive — that is all performance-based, with five-year cliff vesting, and tied to very ambitious goals — to provide to our extraordinary and invaluable executive officers and key employees in the event that they meet such challenging goals and create such a substantial amount of value for shareholders. In the event that our leadership team is able to achieve a stock price equal to or greater than the cap of $73.33 prior to the end of the 2018, the number of shares to be received under the program will be locked in based on that stock price realized for shareholders, but payment of the award value to employees will continue to be subject to the requirement that we first achieve at least 90% of our adjusted EPS goal.

Additional Terms. As of immediately prior to a change in control, the awards under the program will automatically be settled in the number of shares of Company common stock (or other consideration paid for shares of Company common stock in the change in control), representing the appreciation in value of our stock price above the minimum stock price (subject to the cap) as of such change in control. Thus, the awards will have no value in a change in control transaction except to the extent that our stock price appreciates above the minimum stock price. As described below, although the Abbott Transaction was potentially a change in control for purposes of the One-Time Special Performance-Based Awards, all of the participants in the One-Time Special Performance-Based Incentive Program voluntarily executed a one-time waiver of their rights to receive change in control treatment, and the One-Time Special Performance-Based Awards continue to remain outstanding subject to their existing terms.

Process for Development and Adoption of the One-Time Special Performance-Based Incentive Program

The One-Time Special Performance-Based Incentive Program was developed by the Compensation Committee and the independent Directors through a rigorous, multi-layered process, with the advice of external experts in the field of executive compensation and incentives, including special incentive programs such as this one. Among others, the Board was advised by Meridian Compensation Partners, the Compensation Committee’s independent advisor, as well as Pay Governance LLC, which was retained specifically to assist on this matter. In addition, in late 2013, members of our Board of Directors and senior management engaged in extensive outreach to shareholders regarding our compensation practices, including in-person meetings with shareholders representing more than 30% of our outstanding shares. In these meetings, we discussed the rationale, context, and importance of implementing such a program, given where Mylan was at the time and our stated future strategic business objectives. Shareholders expressed strong support for the establishment of an incentive plan for a large group of key employees tied to the creation of substantial new shareholder value, particularly the wholly performance-based aspects of the proposed plan and its five-year cliff vesting provision. After taking into account the input from shareholders and our advisors, the Compensation Committee and the independent Directors adopted the One-Time Special Performance-Based Incentive Program to align key employees with shareholders to achieve our long-term performance goals, retain key employees, and substantially increase shareholder value.

Named Executive Officer Awards

Following adoption of the One-Time Special Performance-Based Incentive Program, the Compensation Committee and the independent Directors approved grants of awards under the program to each of our NEOs in the form of stock appreciation rights (“SARs”), with a value linked to both achievement of our long-term performance goals and increases in our stock price, as described above, and contingent upon each NEO’s continued employment with the Company through 2018 (except as described below), subject to eligibility for vesting in the event of a change in control.

The following table shows the number of SARs granted to each of our NEOs in 2014 in connection with their One-Time Performance-Based Award.

NEO	Number of SARs
Heather Bresch Chief Executive Officer	1,400,000
John D. Sheehan EVP and Chief Financial Officer	250,000
Rajiv Malik President	1,200,000
Anthony Mauro President, North America	250,000
Robert J. Coury Executive Chairman	1,000,000
Harry Korman (1) Former EVP and Chief Operating Officer	250,000

(1)	Mr. Korman’s One-Time Performance-Based Award was forfeited in connection with his retirement in July 2014.

Extension of Senior Executive Employment Agreements

The extension of Executive Employment Agreements described below was also extensively described in the Proxy Statement for Mylan’s 2014 Annual Meeting of Shareholders. At that meeting the advisory proposal on compensation matters received the strong support and approval of Mylan’s shareholders.

Corporate Leadership, Vision, and Performance

The Compensation Committee and the independent Directors believe that, to be successful in achieving both the Company’s ambitious five-year strategic business plan, as well as developing strategies for longer-term sustainable growth, we must maintain our strong, talented, dedicated, and unified leadership team, while continuing to attract world-class talent to the Company. The Compensation Committee and the independent Directors carefully and at great length considered, among other factors: the exceptional quality and performance-driven corporate culture that Mr. Coury has fostered and developed during his tenure; the proven effectiveness of Mr. Coury’s unique and unconventional leadership style and the continued responsiveness of employees and executives around the world to his leadership; the continued outstanding performance of the Company and development of executives under Mr. Coury’s leadership; Mr. Coury’s extraordinary focus on building the Company for sustainable, long-term success, including his instrumental role in establishing and optimizing the robust global platform that Mylan enjoys today; identifying strategic and accretive acquisitions; and his focus on identifying new strategies for continued and sustainable long-term growth after 2018. The Compensation Committee and the independent Directors also considered the successful and exceptional strategic execution by Ms. Bresch as she oversees and runs the Company on a day-to-day basis and successfully manages the integration of acquired businesses and companies, and the outstanding performance and results of Mr. Malik as he continues to oversee the Company’s vast operations around the world.

Entering 2014, the independent Directors had two years of experience overseeing Mylan’s proven, successful enhanced management structure, consisting of Mr. Coury as Executive Chairman, Ms. Bresch as CEO, Mr. Malik as President, as well as many other key executives in place. Based on this experience, and the outstanding performance and track record of the leadership team, the independent Directors had further evidence of the wisdom, strength, and effectiveness of this management structure for Mylan, its employees, shareholders, and other stakeholders. The independent Directors recognized the challenges of meeting or exceeding our ambitious five-year strategic business plan, while at the same time pursuing the equally challenging goal of developing a successful vision and strategy for longer-term success and sustainability. The independent Directors carefully considered what leadership structure and personnel based on the current and anticipated future size and complexity of the Company would best serve the interests of the Company, its shareholders, and other stakeholders as the Company executes on these goals. The independent Directors also considered the need for continued leadership focus on operational and execution excellence, the benefits of stability, and the solidarity of the management team around the world, as well as the continued high level of responsiveness of the broader workforce to the leadership team.

Based on these considerations, among others, and supported by the performance of the Company over the past decade, the independent Directors’ extensive individual and collective experience with the Company, their interactions with and oversight of management, and the considerable time spent by the independent Directors observing and evaluating the Company’s leadership, including their respective accomplishments, talents, and potential, the Compensation Committee and the independent Directors determined that it is in the best interests of the Company and shareholders to maintain the current enhanced leadership structure and to secure the services of Messrs. Coury and Malik and Ms. Bresch through 2018 to lead and oversee the execution towards our stated 2018 target — as well as developing the vision and the enhanced platforms, infrastructure, and employee base necessary to promoting sustainable growth into the next decade. Accordingly, in February 2014 the independent Directors and the Compensation Committee approved extensions of the executive employment agreements for Mr. Coury, Ms. Bresch, and Mr. Malik through 2018. Details of those contracts are provided below.

Extension of Mr. Coury’s Employment Agreement

Mr. Coury has served as our most senior executive, first as Mylan’s Chief Executive Officer, and currently as Mylan’s Executive Chairman, for more than a decade. During his tenure as a Mylan executive, Mylan’s shareholders have benefited from an increase in market capitalization of more than $17 billion through December 31, 2014. In those roles, Mr. Coury has consistently identified new, industry-shaping strategies for our continued and sustainable growth, including his recognition of the importance of transforming Mylan from a U.S.-focused company to a company with a global footprint and his realization of that vision. Mr. Coury has also been a highly effective leader of our key acquisitions, including evaluating, directing, and overseeing our most recent acquisitions of the non-U.S. specialty generics business of Abbott Laboratories, which provided Mylan entry into new high-growth geographic markets, and Agila Specialties, which created a global leader in the injectables category.

As our Executive Chairman since the beginning of 2012, Mr. Coury has continued to be deeply and actively involved in overseeing the executive management team and significant strategies. Mr. Coury has committed, pursuant to his Executive Employment Agreement, to accept explicit responsibility for continuing to lead the strategic direction of the Company, oversee the development of its key executives, and direct and oversee strategy with respect to significant mergers and acquisitions, among other essential duties.

Following the end of each fiscal year, the Compensation Committee and the independent Directors evaluate Mr. Coury’s performance as Executive Chairman, including as to whether he has successfully completed the duties assigned to him under his Executive Employment Agreement. In early 2015, the Compensation Committee and the independent Directors performed their review of Mr. Coury with respect to 2014, and found that Mr. Coury continued to perform at an extraordinary level as Executive Chairman, including with respect to his oversight of management’s execution of the Company’s five-year strategic business plan, his outstanding and effective leadership, his exceptional leadership regarding major merger and acquisition strategies and transactions, including leading, directing, and overseeing the Abbott Transaction, and his continued work on leading the development of business growth strategies through 2018 and beyond, as well as his other responsibilities.

The Compensation Committee and the independent Directors believe that Mr. Coury has continued to meet the extraordinary expectations placed upon him since making him Executive Chairman, and further believe that Mr. Coury’s continued strong, effective leadership, along with Ms. Bresch and Mr. Malik, continued to be critical for Mylan to continue the tremendous growth we have experienced over the last several years. In particular, the independent Directors have charged Mr. Coury with continued oversight of senior management’s execution on our $6.00 adjusted EPS goal, continued optimization of the global platforms that were developed and made possible by decisions led by Mr. Coury in prior years, and continued direction and oversight of major merger and acquisition activity, as well as the other responsibilities described in his Executive Employment Agreement. Just as importantly, the independent Directors have instructed Mr. Coury to work simultaneously on business strategies for Mylan beyond 2018 that will continue to transform the Company in ways that enhance shareholder value while continuing to set new standards in health care. In determining the necessary and appropriate means to align, incentivize, and retain Mr. Coury over the term of the extended agreement, the Compensation Committee and the independent Directors believed that it was in the best interests of the Company and its shareholders to incentivize Mr. Coury to continue to oversee senior management’s execution of our five-year strategic business plan and Mylan’s development of long-range business goals following such five-year period, and to continue executing on the other responsibilities set forth in his Executive Employment Agreement.

The incentive features of Mr. Coury’s employment agreement extension were designed with four objectives:

Compensation Committee and Board Objectives		Design Feature

1.	Further Incentivize and Align Mr. Coury to Lead the Strategic Development of Mylan, Oversee Development of Key Executives, Lead Significant Merger and Acquisition Transactions, and Other Required Duties	Provide an Incentive to Mr. Coury Tied to Completion of Required Duties Under Executive Employment Agreement

2.	Balance Mr. Coury’s Focus on 2018 Adjusted EPS Goal and Development of Business Growth Strategies for 2018 and Beyond	Equal Value Allocated to Award under One-Time Special Performance-Based Incentive Program and Incentive Tied to Executive Chairman Duties

3.	Further Incentivize Exceptional Performance and Align Mr. Coury to Oversee the Achievement of $6.00 Adjusted EPS Goal	Grant an Award Under the One-Time Special Performance-Based Incentive Program. Award Only Payable in Full if Adjusted EPS Goal is Achieved and Stock Price Has Reached $73.33 at Time of Settlement

4.	Retention of Mr. Coury as Executive Chairman Through 2018	Executive Employment Agreement Term Extended Through End of 2018

By providing Mr. Coury with an incentive award divided equally between a 50% stock-based component tied to the satisfaction of our $6.00 adjusted EPS goal and our stock price and a 50% cash-based component tied to the satisfaction of Mr. Coury’s required duties under his Executive Employment Agreement, the Compensation Committee and the independent Directors believe that Mr. Coury will be best aligned with shareholders in overseeing execution of our $6.00 adjusted EPS goal and, importantly, incentivized to forego his ability to retire and access his accrued and vested pension and related entitlements to continue his work on our future business strategies. In developing and approving the structure of the incentive award, the Compensation Committee engaged in extensive evaluation and discussion, considered numerous financial analyses, reviewed market precedents, and consulted with its independent consultant, Meridian Compensation Partners, and other independent Directors. The Compensation Committee also noted that the annual value of the cash component of the incentive award is approximately the same as the annual value of the supplemental pension given to Mr. Coury in exchange for his agreement to extend his employment in 2011 and create our enhanced leadership structure, and which was fully earned as of January 1, 2014.

Except as noted below, the terms of the newly extended Executive Employment Agreement with Mr. Coury are substantially the same as Mr. Coury’s previously effective Executive Employment Agreement. In particular, during the five-year term of this agreement, Mr. Coury will continue to serve as Executive Chairman and receive the same base salary, and is eligible for an annual cash bonus with the same target amount. In addition, in consideration of his agreement to continue to lead the Company through 2018 (and deferring his access to previously accrued benefits), pursuant to the agreement, Mr. Coury received an incentive award consisting of (i) one million SARs under our One-Time Special Performance-Based Incentive Program (described in the previous section of this Compensation Discussion and Analysis), and (ii) the opportunity to earn a $20 million cash payment if Mr. Coury satisfies the requirements specified in his Executive Employment Agreement through at least December 31, 2016.

In the event that Mr. Coury’s employment is terminated without cause or due to death or disability, or Mr. Coury resigns for good reason (each as defined in the extended Executive Employment Agreement), Mr. Coury’s rights to the incentive award vest. As described below, in connection with the Abbott Transaction Mr. Coury executed a one-time waiver acknowledging that he would not have good reason to terminate his employment with Mylan as a result of the Abbott Transaction.

Extension of Ms. Bresch’s and Mr. Malik’s Employment Agreements

The Compensation Committee and the independent Directors continue to believe that Ms. Bresch and Mr. Malik are essential to the Company’s ability to realize our five-year strategic business goal and to continue to achieve sustainable growth over the long-term. Ms. Bresch and Mr. Malik continue to develop as extraordinarily talented executives with proven track records as they oversee our day-to-day business and our global operations. The Compensation Committee and the independent Directors determined that it was in the best interests of Mylan and shareholders to obtain the benefit of their services through 2018 through the extension of their Executive Employment Agreements.

Except as noted below, the terms of our extended Executive Employment Agreements with Ms. Bresch and Mr. Malik are substantially the same as each of their previously effective Executive Employment Agreements. In particular, during the five-year term of these agreements, Ms. Bresch will continue to serve as Chief Executive Officer and Mr. Malik will continue to serve as President. Pursuant to the extended agreement with Ms. Bresch, in consideration of her continued excellent execution and leadership, the Compensation Committee and the independent Directors determined to increase Ms. Bresch’s annual base salary to $1,200,000 for 2014 and her target annual cash bonus was increased to 150%. Pursuant to the extended agreement with Mr. Malik, in consideration of his continued operational excellence and leadership, Mr. Malik’s annual base salary was increased to $900,000 for 2014. In addition, Ms. Bresch and Mr. Malik received 1,400,000 and 1,200,000 SARs, respectively, under our One-Time Special Performance-Based Incentive Program (described in the previous section of this Compensation Discussion and Analysis). In the event the employment of Ms. Bresch or Mr. Malik was terminated for any reason in calendar year 2014, all of the SARs would have been forfeited. In the event the employment of Ms. Bresch or Mr. Malik is terminated without cause or due to death or disability, or if Ms. Bresch or Mr. Malik resigns for good reason (each as defined in their extended Executive Employment Agreement) in calendar years 2015 or 2016, Ms. Bresch or Mr. Malik will remain eligible to vest in a pro rata portion of the SARs, subject to the achievement of the applicable performance goals, and in the case of such terminations of employment in subsequent periods, Ms. Bresch and Mr. Malik will remain eligible to vest in all of the SARs, subject to the achievement of the applicable performance goals.

Treatment of Equity-Based Awards and Certain Individual Agreements in Connection with the Abbott Transaction

The compensation actions described below, which were taken in connection with the Abbott Transaction, were extensively described in the Proxy Statement for Mylan’s Special Meeting of Shareholders regarding the Abbott Transaction. At that meeting the advisory proposal on compensation matters received the overwhelming support and approval of Mylan’s shareholders.

The Abbott Transaction had certain implications under the Company’s compensation plans and programs and individual arrangements with certain employees (including the NEOs) and also implicated the excise tax under Section 4985 of the Code on the value of certain equity-based awards held by the Directors and NEOs (the “Transaction-Related Excise Tax”). Section 4985 of the Code imposes the Transaction-Related Excise Tax (15% in 2014 and 2015) on the value of certain equity-based compensation held at any time during the six months before and six months after the closing of certain inversion transactions by individuals who were and/or are directors or executive officers of the parties to the transactions and subject to the reporting requirements of Section 16 of the Exchange Act during the same period. The Transaction-Related Excise Tax applies to all payments (or rights to payment) granted to such persons by the party to the transaction to which the individual provides services and its affiliates in connection with the performance of such services if the value of such payment or right is based on (or determined by reference to) the value (or change in value) of stock in the applicable entity or its affiliates

(excluding incentive stock options (“ISOs”) and holdings in tax-qualified plans), which would include any outstanding (i) unexercised vested or unvested nonqualified stock options or SARs, (ii) unvested restricted stock awards, (iii) unvested restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”), and (iv) other equity compensation, in each case, held by such directors and executive officers during this twelve-month period. However, the Transaction-Related Excise Tax does not apply to (i) any stock option or SAR that is exercised prior to the closing of the inversion transaction if income is recognized under Section 83 of the Code on or before such date with respect to the shares acquired as a result of such exercise and (ii) any other specified equity-based compensation that is exercised, sold, exchanged, distributed, cashed-out, or otherwise paid prior to the closing in a transaction in which income, gain, or loss is recognized in full. Because Mr. Korman retired from the Company effective July 1, 2014, he was not a NEO at the time of the Abbott Transaction and therefore was not subject to the Transaction-Related Excise Tax.

Equity-Based Awards

The Board carefully reviewed the two approaches taken by other issuers in transactions similar to the Abbott Transaction with respect to the Transaction-Related Excise Tax: (i) accelerating the vesting of equity-based awards such that stock options may be exercised, and other equity-based awards are settled, prior to the transaction so that the Transaction-Related Excise Tax does not apply to them or (ii) providing Directors and NEOs with a tax reimbursement payment for the cost of the Transaction-Related Excise Tax. After such review, including consultation with external experts, the Board determined that neither approach alone would be in the interests of Mylan nor accomplish and appropriately balance the objectives of minimizing costs, maintaining proper incentives, and not diminishing the retentive and motivating effect of the NEO’s equity awards by depriving them of a substantial portion of the value. In particular, the Board determined that, given the unique terms and structure of the Abbott Transaction, it would be an inefficient use of shareholder resources to provide the Directors and NEOs with a tax reimbursement payment covering all outstanding equity-based awards, especially when some of the covered awards are vested or would vest in the ordinary course in a relatively short period following the Abbott Transaction. As a result, the Board determined to utilize a hybrid of these two approaches that takes into account a variety of factors, including the purpose of the types of equity-based awards held by the Directors and NEOs and the remaining vesting period of the applicable awards.

In reaching this determination, the Board carefully considered the appropriate manner in which to treat the equity-based awards of the Directors and NEOs in connection with the Abbott Transaction and determined that the overall treatment described below served to: (i) minimize cost to the Company; (ii) maintain proper incentives for the affected individuals to remain with the Company and to continue achieving exceptional operating performance, long-term financial objectives, and the creation of shareholder value as they have consistently done in the past; and (iii) ensure that the Directors and NEOs did not bear the burden of the Transaction-Related Excise Tax, which did not apply to other Mylan shareholders and would have deprived them of a substantial portion of the value of their equity-based awards that they hold, when they were critically important to the Company’s past success and in negotiating the transformative opportunity for the Company represented by the Abbott Transaction and continue to be critically important to its successful implementation and execution, and our future strategy and performance.

Ordinary Course Annual Equity-Based Awards Other than Stock Options Granted in 2014. The Board determined that the vesting of all unvested stock options, RSUs, and PRSUs granted to Directors and NEOs as part of the Company’s ordinary course annual equity compensation program, other than ISOs (which are not subject to the Transaction-Related Excise Tax) and the stock options granted in 2014 (because of their recent grant and, therefore, strong incentive for retention and shareholder value creation), would be accelerated prior to the closing of the Abbott Transaction. The Board believed that this approach was advisable and in the best interests of Mylan because it avoided the expense to the Company of providing a tax reimbursement payment for the Transaction-Related Excise Tax with respect to these awards, which the Board believed the Directors and NEOs would likely have eventually received even absent the Abbott Transaction given the Company’s expected future performance.

One-Time Special Performance-Based Incentive Program and 2014 Stock Option Grants. As discussed above, in March 2014, the Board granted awards under the One-Time Special Performance-Based Incentive Program to retain and further align more than 100 key employees with long-term shareholder interests and further motivate them to achieve the Company’s ambitious goals of achieving at least $6.00 of adjusted EPS by the end of 2018 and deliver significant additional shareholder value over that period. The awards granted pursuant to the One-Time Special Performance-Based Incentive Program provide for the possibility of accelerated vesting upon a change in control, and the Abbott Transaction constituted a potential change in control under the terms of such awards. Due to the critical role of these awards in driving the Company toward its goal of achieving at least $6.00 of adjusted EPS by the end of 2018, the Board determined that it was advisable and in the best interests of the Company to seek one-time waivers of the accelerated vesting of such awards, and Mylan received such a waiver from each of the relevant participants. Accordingly, the vesting of these awards held by NEOs was not accelerated in connection with the Abbott Transaction. In addition, because of their recent grant and, therefore, strong incentive for retention and shareholder value creation, the vesting of stock options granted in 2014 was not accelerated in connection with the Abbott Transaction. Instead, the Board determined that the Directors and NEOs would receive a tax reimbursement payment from Mylan with respect to the Transaction-Related Excise Tax imposed on awards granted under the One-Time Special Performance-Based Incentive Program and the stock options granted in 2014, so that, on a net after-tax basis, they would be in the same position as if the Transaction-Related Excise Tax had not been imposed. The Board believed that the exceptional and unique nature of this program and the strong incentives inherent in the stock options granted in 2014 warranted the limited cost of the tax reimbursement payment, particularly when viewed in relation to both the anticipated benefits of the Abbott Transaction and, with respect to the awards under the One-Time Special Performance-Based Incentive Program, the shareholder value that is expected to be created if the goal of achieving adjusted EPS of at least $6.00 by the end of 2018 is achieved. Payment of the excise tax plus tax reimbursement resulted in no unique benefit to the Directors and NEOs but only placed them in the same position as other equity-based award holders after the Abbott Transaction. The Board determined that no director or NEO would receive a tax reimbursement payment for any Transaction-Related Excise Tax imposed on stock options granted prior to 2014 that such director or NEO was able to but choose not to exercise prior to the closing of the Abbott Transaction.

Individual Agreements

As a result of the Abbott Transaction, Mr. Coury would potentially have had good reason to terminate his employment with Mylan under the terms of his amended Executive Employment Agreement and receive severance and other benefits under his employment agreement (including, among other things, the $20 million performance incentive bonus granted thereunder). In addition, each of the NEOs, among other employees, is party to a transition and succession agreement with Mylan. The Abbott Transaction potentially constituted a change in control of Mylan for purposes of the Transition and Succession Agreements with each of the NEOs, which would have entitled each of them, with the exception of Mr. Coury, to enhanced severance and other benefits upon certain qualifying terminations of employment after the Abbott Transaction. Finally, the Abbott Transaction potentially constituted a change in control of Mylan for purposes of the Retirement Benefit Agreements with certain NEOs, which would have entitled Ms. Bresch and Messrs. Malik and Sheehan to accelerated vesting of the benefits under those agreements. The Board determined, however, that, given the unique terms and structure of the Abbott Transaction, among other factors, it was advisable and in the best interests of Mylan to clarify the effect of the Abbott Transaction on the NEOs and seek one-time waivers acknowledging that Mr. Coury would not have good reason to terminate his employment with Mylan as a result of the Abbott Transaction and that the Abbott Transaction would not constitute a change in control for purposes of the Transition and Succession Agreements or the Retirement Benefit Agreements, and Mylan has received such waivers from each of the relevant NEOs. Accordingly, the Abbott Transaction did not trigger, and none of the NEOs were entitled to, severance, change in control payments, early vesting, or other benefits under any individual contract described above as a result of the Abbott Transaction.

2014 Elements of Compensation

In 2014, the NEOs were compensated through base salary, an annual short-term incentive, an annual long-term incentive, the One-Time Special Performance-Based Awards, employee benefits, and perquisites. Approximately 81% of annual NEO target compensation was tied to the Company’s stock price or the achievement of key financial and operational performance goals, thereby closely aligning compensation with both the success of the Company’s business strategy and objectives, as well as the value realized by shareholders. The following graphs show the relative weight of the base salary, target annual short-term incentive, and target annual long-term incentive (based on grant date fair value, and which does not include the value of the One-Time Special Performance-Based Awards) components:

Base Salary Compensation

The Compensation Committee considers a variety of factors in deciding base salary, including, among others: individual performance, responsibilities, and expected future performance; Company performance; management structure; marketplace practices; internal equity considerations; and the executive’s experience, tenure, and leadership. The Compensation Committee also considers what the marketplace would require in terms of the replacement costs to hire a qualified individual to replace an executive, as well as the fact that a new executive would lack the critical knowledge base regarding the Company as compared to the executive he or she would be replacing.

For 2014, the base salaries of Ms. Bresch and Mr. Malik increased 9.1% and 5.9%, respectively, reflecting their continued growth and experience in the roles that they assumed in 2012, as well as their performance and leadership, among other factors. For 2014, the base salary of Mr. Mauro increased 4.8%, reflecting his performance and increased role, among other factors. The base salaries of the other NEOs were not changed in 2014.

		2013	2014	Change in Salary
Heather Bresch	Chief Executive Officer	$1,100,000	$1,200,000	9.1%
John D. Sheehan	EVP and Chief Financial Officer	$650,000	$650,000	0%
Rajiv Malik	President	$850,000	$900,000	5.9%
Anthony Mauro	President, North America	$525,000	$550,000	4.8%
Robert J. Coury	Executive Chairman of the Board	$1,350,000	$1,350,000	0%
Harry Korman	Former EVP and Chief Operating Officer	$575,000	$575,000	0%

Total		$5,050,000	$5,225,000	3.5%

The salary earned by each of the NEOs for 2014 is set forth in the column entitled “Salary” in the Summary Compensation Table on page 39 of this 10-K/A.

Short-Term Incentive Compensation

The Company’s short-term incentive compensation for its executive officers consists of performance-based annual cash awards that are intended to align the interests of executives and investors by providing incentives based on a set of operational and financial measures critical to the successful execution of the Company’s business strategy — and which are expected to impact shareholder value.

Performance Measures. For 2014, short-term incentives were based on adjusted EPS, global regulatory submissions, and adjusted free cash flow. These measures represent key performance indicators of the current and future strength of our business.

•	Adjusted EPS is an important metric for Mylan and its shareholders because earnings are expected to have a direct relationship to the price of the Company’s common stock.

•	The global regulatory submissions metric measures the number of filings submitted to global regulatory agencies for new products. This is also an important metric because approval and commercialization of new products yield new revenue sources, are essential for Mylan to remain competitive in a constantly evolving industry, and are therefore fundamental to our short- and long-term strategy for growth.

•	Adjusted free cash flow also is an important metric because it captures the potential impact of all types of business transactions on the generation of adjusted operating cash flow, not merely changes in working capital. Adjusted free cash flow is defined as adjusted operating cash flow less net capital expenditures.

The Compensation Committee set adjusted EPS and adjusted free cash flow targets at double-digit increases over prior year performance. The Compensation Committee set the global regulatory submissions target based on total submissions in our portfolio as of year end 2014. The following tables show the 2014 threshold, target, and maximum goals and the relative weightings of each metric:

Goal	Weighting	Threshold	Target	Maximum
Adjusted EPS	50%	$3.25	$3.41	$3.60
Global regulatory submissions	25%	135	150	165
Adjusted free cash flow (millions)	25%	$760	$835	$910

No short-term incentives are paid if threshold performance is not achieved.

Potential Opportunities Subject to Performance. Set forth below are the 2014 threshold, target, and maximum award opportunities for the NEOs:

	Threshold (% of Salary)	Target (% of Salary)	Maximum (% of Salary)
Heather Bresch	75%	150%	300%
John D. Sheehan	50%	100%	200%
Rajiv Malik	57.5%	115%	230%
Anthony Mauro	50%	100%	200%
Robert J. Coury	62.5%	125%	250%
Harry Korman	50%	100%	200%

Incentive payouts. The short-term incentives earned for 2014 were determined based on the annual performance criteria, relative weightings, and Company results set forth in the table below:

Goal	Weighting	Outcome	Weighted Score
Adjusted EPS	50%	$3.56	89%
Global regulatory submissions	25%	168	50%
Adjusted free cash flow (millions)	25%	$885	42%
2014 Company Performance Score			181%

The short-term incentive compensation earned by each of the NEOs for 2014 is set forth in the column entitled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table on page 39 of this 10-K/A. In the case of Mr. Korman, his incentive payout was pro-rated based on his period of active employment with the Company in 2014.

The Compensation Committee has committed to not using its discretion to upwardly adjust short-term incentive award amounts generated by the performance metrics.

Long-Term Incentive Compensation

The Compensation Committee believes that the value of long-term incentives should be directly related to the performance of the Company’s common stock, as well as other operational and financial measures associated with the growth and success of the Company. The long-term equity grants awarded to the NEOs in 2014 under the 2003 Plan included:

•	PRSUs that cliff-vest after a three-year period, assuming specified performance criteria are met and provided that the NEO remains continually employed by the Company;

•	Stock options with an exercise price equal to the closing price of the Company’s common stock on the date of grant, which ratably vest annually over a three-year period, provided that the NEO remains continually employed by the Company; and

•	RSUs that vest ratably over a three-year period, provided that the NEO remains continually employed by the Company.

The long-term equity awards described above do not include the One-Time Special Performance-Based Awards, since those awards constitute an exceptional one-time award which is separate and apart from an executive’s ordinary course annual compensation.

Performance Metrics. For 2013 and continuing in 2014, the Compensation Committee determined to use the TSR of Mylan’s stock relative to that of peer companies as one of the metrics to which the PRSUs are subject. The other metric designated by the Compensation Committee was Cash Return on Operating Invested Capital, excluding goodwill and intangibles (“ROIC”). TSR and ROIC are each weighted 50% in the determination of the percentage of PRSUs that can be earned. The Compensation Committee believes that the use of these two metrics provides balance by rewarding the NEOs both for our performance relative to peer companies and for the returns generated by investments in our business. The following tables show the 2014 threshold, target, and maximum goals, and relative weightings.

Metric	Weighting	Threshold	Target	Maximum
ROIC	50%	34%	38%	42%
Relative TSR*	50%	25th Percentile of Peer Group	50th Percentile of Peer Group	75th Percentile of Peer Group
Opportunity	N/A	50%	100%	150%

*	Relative TSR is calculated by comparing the difference between the Company’s 30-day trailing average closing common stock price at the beginning of the performance period and the end of the performance period plus any dividends paid during the performance period against the same metric for each company in our life sciences peer group.

2014 Long-Term Incentive Awards. In 2014, each NEO received a grant of long-term equity awards with a targeted value at grant equal to a percentage of their base salary. The allocation of the award among PRSUs, stock options, and RSUs for each NEO was 60%, 20%, and 20%, respectively, of the NEO’s total incentive long-term incentive award. Each PRSU entitles the recipient to a number of shares equal to between 50% and 150% of the target award, depending on actual achievement of the performance metrics outlined above over a three-year period. Achievement of threshold goals results in delivery of shares with respect to 50% of PRSUs granted, achievement of target goals results in delivery of shares with respect to 100% of PRSUs granted, and achievement of maximum goals results in delivery of shares with respect to 150% of PRSUs granted.

In connection with the Abbott Transaction, as described above, vesting of all of the 2014 Long-Term Incentive Awards, other than stock options, held by our NEOs, other than Mr. Korman, were accelerated and none of these awards currently remain outstanding. As discussed above, awards under the

One-Time Special Performance-Based Incentive Program were also not accelerated in connection with the Abbott Transaction and remain outstanding.

Timing of Equity Award Grants. The Compensation Committee has historically approved annual equity grants in the first quarter of the fiscal year, which grants were made following the release of year-end audited financial results, with exceptions for new hires, promotions and other special awards, grants or circumstances. There is no exact date for the making of these equity grants each year. The Compensation Committee reviews its equity grant practices from time to time with respect to corporate best practices.

One-Time Special Performance-Based Awards

In addition, in 2014 the NEOs received grants of SARs in connection with the One-Time Special Performance-Based Incentive Program. The details of this program, including the awards to the NEOs, are described above.

Other Benefits and Agreements

The Company provides additional benefits to the NEOs in the form of:

•	Perquisites

•	Retirement Benefits

Perquisites. Perquisites include the following:

•	Each NEO receives the use of a Company car or a car allowance. The executives are responsible for paying any taxes incurred relating to this perquisite.

•	Our senior executives take an extraordinarily active approach to overseeing and managing our global operations, which necessitates a significant amount of domestic and international travel time due to our diverse set of business centers, manufacturing and other facilities, and many client and vendor locations around the world. Accordingly, the Company owns two aircraft, the purpose of which is to assist in the management of the Company’s global platform by providing a more efficient and secure traveling environment, personally and where sensitive business issues may be discussed or reviewed, as well as maximum flexibility to our executives. For reasons of business efficiency and continued security-related concerns (including personal security, especially given the global nature of the Company’s business, as well as privacy of business information and communications), we require Mr. Coury and Ms. Bresch to use the Company aircraft for business and personal purposes. During 2014, other executives from time to time also were authorized to have personal use of the corporate aircraft for similar reasons. The Compensation Committee monitors business and personal aircraft usage on a periodic basis. To the extent any travel on the corporate aircraft results in imputed taxable income to a NEO, the Company does not provide gross-up payments to cover the officer’s personal income tax obligation due to such imputed income. For a summary of how this perquisite is calculated, see footnote (b) to the Summary Compensation Table on page 40 of this 10-K/A.

Retirement Benefits. The Company has entered into Retirement Benefit Agreements (“RBAs”) with four of the NEOs — Ms. Bresch and Messrs. Coury, Sheehan, and Malik — in recognition of their service to the Company, to encourage their retention and to provide a supplemental form of retirement and death benefit. For a detailed description of the RBAs, see the section below entitled “Retirement Benefit Agreements” beginning on page 46 of this 10-K/A. The Company also maintains a 401(k) Restoration Plan (the “Restoration Plan”) and an Income Deferral Plan permitting senior level employees to elect to defer the receipt of a portion of their compensation and, in the case of the Restoration Plan, providing matching contributions to employees that make such an election; however, effective April 1, 2013, the

Company modified the Restoration Plan so that U.S. employees with an RBA would no longer receive matching contributions under the Restoration Plan.

The Compensation Committee approved an amendment to Mr. Coury’s RBA in October 2011, in connection with his retention and the enhanced management transition, to provide a retention incentive in his newly-created role as Executive Chairman of the Board. Mr. Coury’s RBA vested in full on January 1, 2014. On February 24, 2014, the Compensation Committee approved an additional amendment to Mr. Coury’s RBA to provide a fixed discount rate to be used for purposes of determining the present value of the retirement benefits provided to Mr. Coury pursuant to the RBA, so that the Company’s obligation would no longer be subject to variations in the appropriate discount rate. For a detailed description of the RBAs, see the section below entitled “Retirement Benefit Agreements” on page 46 of this 10-K/A.

When Mr. Malik joined the Company in January 2007, the Company established a nonqualified deferred compensation plan on his behalf. Although the Company no longer contributes to the account, the plan account will be distributed to him upon the Company’s termination of Mr. Malik’s employment, or upon other qualifying distribution events, such as his retirement, disability, or death, or the Company’s termination of the plan.

The Summary Compensation Table includes changes in pension values calculated based on certain actuarial assumptions regarding discount rates. As discussed above, Mr. Coury’s RBA was amended to fix the discount rate used in determining his pension value. In computing these amounts, we used the same assumptions that were used to determine the expense amounts recognized in our 2014 financial statements. In 2014, the impact of a decrease in the applicable discount rates led to an increase in the present value of accumulated benefits of approximately $0.4 million for Ms. Bresch, less than $0.1 million for Mr. Sheehan, and approximately $0.1 million for Mr. Malik.

As described above, each of the relevant NEOs executed a one-time waiver providing that the Abbott Transaction did not constitute a change in control for purposes of the RBAs.

Employment Agreements. We believe it is important to have employment agreements with our executive officers and other key employees. These agreements memorialize certain key terms of employment, including termination rights and obligations, non-competition and other restrictive covenants, and compensation and perquisites, and we believe thereby enhance the stability and continuity of our employment relationships. Each of the NEOs is party to an Executive Employment Agreement, except for Mr. Korman, who retired from the Company effective July 1, 2014. For a detailed description, see the section below entitled “Employment Agreements” beginning on page 47 of this 10-K/A. See also pages 23 to 26 of this 10-K/A for a discussion of the 2014 extensions of the Executive Employment Agreements for Ms. Bresch and Messrs. Coury and Malik.

Transition and Succession Agreements. The Company is party to separate Transition and Succession Agreements with each NEO, except for Mr. Korman, who retired from the Company effective July 1, 2014, and certain other officers, with an aim to assuring that the Company will have the officer’s full attention and dedication to the Company during the pendency of a possible change in control transaction that might optimize shareholder value, and to provide the officer with compensation and benefits in connection with a change in control. These agreements are independent of each such NEO’s employment agreement. Subsequent to the execution of these agreements, the Company adopted a policy that no new Transition and Succession Agreements will provide for an excise tax gross up for golden parachute payments. For legal and other considerations, the Transition and Succession Agreements currently in effect and executed prior to the new policy are not subject to that policy. Since implementation of the new policy, no new or amended Transition and Succession Agreements have been executed.

For a detailed description of these Transition and Succession Agreements, see below, under “Termination Under Transition and Succession Agreements (Change in Control)” on page 51 of this 10-K/A.

As described above, each of the relevant executive officers executed a one-time waiver providing that the Abbott Transaction did not constitute a change in control for purposes of the Transition and Succession Agreements.

Compensation Committee Considerations in Evaluating Compensation

Our culture and our success in recent years have depended on our ability to attract and retain talented people in critical roles. The independent Directors believe that the remarkable growth and performance of the Company during the past decade is directly related to the unique leadership of Mr. Coury, Ms. Bresch, and Mr. Malik, and the talents of Mylan’s other senior executives, as well as Mylan’s workforce around the world.

The decisions of the Compensation Committee and the independent Directors relating to executive compensation each year reflect a variety of subjective considerations, over and above raw metrics. Our determinations reflect our individual and collective experience and business judgment, and are based on our extensive interactions with, and observations of, management, and our assessment of some or all of the following factors, among others:

•	Company performance (relative to peers and budget);

•	Value realized by shareholders;

•	Individual performance and contributions to the success of the Company;

•	Responsibilities of, and future expectations for, the individual;

•	Short, medium, and long-term personnel needs of the Company;

•	The need to reward and retain our uniquely talented NEOs and other key employees;

•	Other qualitative contributions of each executive, including, among others, the actual and potential value and impact of his or her leadership style, strategic vision and execution, talent development, and ability to adapt to and drive the change necessary to our success; and

•	Peer group pay levels and published survey data.

We consider these and other qualitative and quantitative factors from time-to-time in assessing our compensation philosophy and approach, in addition to using these factors to make individual compensation decisions. The Compensation Committee and the independent Directors believe that, while peer groups may be helpful reference points, they do not substitute for the individual and collective judgment and experience of Directors who are intimately familiar with, among other matters that the Board oversees and opines on, the Company, its business, its strategies, its challenges, its opportunities, and the unique respective talents, contributions, leadership, responsibilities, and future expectations of the executives who drive performance and long-term sustainability.

Peer Groups

While the competitive market for our executives is one factor the Compensation Committee considers when making compensation decisions, the Compensation Committee does not target compensation of NEOs within a specific percentile of any set of peer companies. As noted, we use peer groups as one of many factors considered when determining compensation.

After review and consideration of these factors and consultation with experts in executive compensation, we developed the two peer groups listed below for 2014. The Compensation Committee refers to both peer groups as reference points when evaluating executive pay and performance. As was the case previously, pay is not formulaically tied to a particular percentile of either peer group or the blended group. Instead, those groups are considered as part of the overall mix of subjective, qualitative, and quantitative information considered by the Compensation Committee.

Life Sciences Peer Group

This group consists of companies with revenues ranging from approximately 0.5x–2.5x the Company’s revenue. Because the generic pharmaceutical market is limited, we include companies in the following GICS industries — Pharmaceuticals, Health Care Equipment & Supplies, Biotechnology, and Life Sciences Tools & Services:

Actavis, Inc.	Biogen Idec Inc.	Hospira Inc.
Agilent Technologies Inc.	Boston Scientific Corp	Medtronic Inc.
Allergan Inc.	Celgene Corp.	St Jude Medical Inc.
Amgen Inc.	Covidien Plc	Stryker Corp
Baxter International Inc.	Forest Laboratories	Thermo Fisher Scientific Inc.
Becton Dickinson & Co.	Gilead Sciences, Inc.	Zimmer Holdings Inc.

Pharmaceutical Competitors Peer Group

This group includes companies with substantial generic pharmaceutical portfolios with which we compete for business and talent on a global basis:

Actavis, Inc.	Hospira Inc.	Sanofi-Aventis
Endo Health Solutions	Novartis AG	Teva Pharmaceutical Industries Ltd
Forest Laboratories	Pfizer Inc.

The Compensation Committee has made changes to the Company’s peer group in 2015 to reflect consolidation in the Company’s industry and the structure of the Company following the Abbott Transaction.

Role of Compensation Committee, Consultants, and Management

In 2014, the Compensation Committee retained Meridian Compensation Partners, LLC and Pay Governance LLC to provide advice and information regarding the design and implementation of the Company’s executive compensation programs. Meridian also provided information to the Compensation Committee regarding regulatory and other technical developments that may be relevant to the Company’s executive compensation programs. In addition, Meridian provided the Compensation Committee with competitive market information, analyses, and trends on executive base salary, short-term incentives, long-term incentives, benefits, and perquisites.

The Compensation Committee and management also receive advice from outside counsel including, but not limited to, Cravath, Swaine & Moore LLP.

The Compensation Committee also receives input from management; however, decisions on these matters are made solely by the Compensation Committee and/or the independent Directors.

The Compensation Committee performs an annual review of the independence of its outside advisors, consistent with NASDAQ requirements and the Compensation Committee charter.

Consideration of Risk in Company Compensation Policies

Management and the Compensation Committee have considered and discussed the risks inherent in our business and the design of our compensation plans, policies, and programs that are intended to drive the achievement of our business objectives. We believe that the nature of our business, and the material risks we face, are such that the compensation plans, policies, and programs we have put in place are not reasonably likely to give rise to risks that would have a material adverse effect on our business. We believe that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks. Finally, as described in this Compensation Discussion and Analysis, our compensation programs and decisions include qualitative factors which we believe restrain the influence that an overly formulaic approach may have on excessive risk taking by management.

Deductibility Cap on Executive Compensation

Section 162(m) of the Code restricts the deductibility for federal income tax purposes of the compensation paid to the Chief Executive Officer and each of the other NEOs (other than our Chief Financial Officer) for any fiscal year to the extent that such compensation for such executive exceeds one million dollars and does not qualify as “performance-based” compensation as defined under Section 162(m) of the Code. The Compensation Committee generally takes available opportunities to be able to deduct compensation paid to NEOs for federal income tax purposes. The Compensation Committee, however, reserves the right to grant compensation to our executives that is not deductible, including but not limited to when necessary to comply with contractual commitments, or to maintain the flexibility needed to attract talent, promote retention, or recognize and reward desired performance.

Clawback Policy

The Board has approved a clawback policy relating to incentive compensation programs. The provisions of the policy allow Mylan to recoup certain bonus and equity-based incentive compensation gains resulting from specified misconduct that causes the Company to materially restate its financial statements. The Board intends to review and consider updates to this policy from time-to-time. In addition, to the extent that the SEC adopts rules for clawback policies that require changes to our policy, we will revise our policy accordingly.

Anti-Hedging and Pledging Policy

The Board has approved a securities trading policy that prohibits Directors and certain executive officers from engaging in any transaction designed to limit or eliminate economic risks associated with the ownership of our equity or debt securities by trading in certain types of hedging instruments relating to any of our securities. Hedging instruments include prepaid variable forward contracts, equity swaps, collars, exchange funds, insurance contracts, short sales, options, puts, calls, or other instruments designed to hedge or offset movements in the price of our stock or debt. The policy also prohibits Directors and certain executive officers from entering into transactions that involve the holding of Mylan securities in margin accounts (other than the “cashless exercise” of stock options) or the pledging of Mylan equity or debt securities as collateral for loans, with certain exceptions approved by the Compensation Committee if the executive demonstrates that he or she has the continuing financial capacity to repay any underlying loan or potential margin call without resorting to the Company equity or debt securities. To the extent that the SEC adopts rules for anti-hedging and pledging policies that require changes to our policy, we will revise our policy accordingly.

Share Ownership Requirements

The ownership requirements are expressed as a multiple of base salary as follows:

Position	Ownership Requirement (multiple of base salary)
Executive Chairman of the Board	6x
CEO	6x
President	4x
Other NEOs	3x

In addition to the NEOs, Mylan’s stock ownership policy covers approximately 140 of the most senior executives in the Company to promote an ownership culture and stronger alignment with the interests of shareholders among the broader leadership team. Each executive generally has five years from the adoption of the policy to achieve the minimum ownership requirement. Shares actually owned by the executive (including shares held by the executive in the Company’s 401(k) and Profit Sharing Plan), as well as unvested RSUs and PRSUs count toward compliance with these requirements.

As of December 31, 2014, all of the NEOs were in compliance with these requirements.

Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, we recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Form 10-K/A.

Respectfully submitted,

Rodney L. Piatt, C.P.A. Wendy Cameron Neil Dimick Mark W. Parrish

Summary Compensation Table

The following summary compensation table sets forth the cash and non-cash compensation paid to or earned by the NEOs for 2014, 2013, and 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	Changes in Pension Value and Non- qualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)	Total without Changes in Pension Value ($)(6)
Heather Bresch Chief Executive Officer	2014	1,180,769	—	4,800,007	14,401,997	3,259,800	1,546,776	633,477	25,822,826	24,276,050
	2013	1,080,769	—	3,960,020	995,198	2,200,000	339,202	471,971	9,047,160	8,707,958
	2012	998,077	—	2,843,741	1,378,127	2,375,000	1,959,617	405,683	9,960,245	8,000,628
John D. Sheehan Executive Vice President and Chief Financial Officer	2014	650,000	—	1,300,011	2,682,497	1,177,150	341,795	177,821	6,329,274	5,987,479
	2013	650,000	—	1,299,994	326,706	1,040,000	237,114	216,469	3,770,283	3,533,169
	2012	645,192	—	1,320,305	639,844	1,235,000	235,333	202,554	4,278,228	4,042,895
Rajiv Malik President	2014	890,385	—	2,520,003	11,946,006	1,874,385	649,051	7,284,822	25,164,652	24,515,601
	2013	840,385	—	2,380,011	598,127	1,564,000	429,750	2,384,328	8,196,601	7,766,851
	2012	784,615	—	1,949,997	945,003	1,520,000	703,658	3,843,617	9,746,890	9,043,232
Anthony Mauro President, North America	2014	545,192	—	879,983	2,577,505	996,050	—	240,881	5,239,611	5,239,611
Robert J. Coury Executive Chairman	2014	1,350,000	—	4,320,005	10,510,001	3,056,063	2,404,435	883,086	22,523,590	20,119,155
	2013	1,350,000	—	4,319,975	1,085,667	2,700,000	4,796,967	1,157,391	15,410,000	10,613,033
	2012	1,346,654	—	4,387,499	2,126,251	3,206,250	15,890,041	1,076,075	28,032,770	12,142,729
Harry Korman Former Executive Vice President and Chief Operating Officer (7)	2014	302,981	—	920,020	2,587,508	520,663	—	1,653,466	5,984,638	5,984,638
	2013	575,000	—	919,986	231,207	920,000	—	210,635	2,856,828	2,856,828
	2012	573,558	—	934,365	445,258	1,092,500	—	175,272	3,220,953	3,220,953
(1)	Represents the grant date fair value of the stock awards granted to the NEO in 2014, 2013, and 2012, as applicable. For information regarding assumptions used in determining such expense, please refer to Note 10 to the Company’s Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2014.
(2)	Represents the grant date fair value of the option awards granted to the NEO in 2014, 2013, and 2012, as applicable. For 2014, also includes the grant date fair value of SARs granted under the One-Time Special Performance-Based Incentive Program, which were as follows: $13,202,000 for Ms. Bresch; $11,316,000 for Mr. Malik; $9,430,000 for Mr. Coury; and $2,357,500 for Messrs. Sheehan, Mauro, and Korman. For information regarding assumptions used in determining such expense, please refer to Note 10 to the Company’s Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2014.
(3)	Represents amounts paid under the Company’s non-equity incentive compensation plan. The amount for Mr. Korman is based on actual performance and is pro-rated based on his period of active employment with the Company in 2014. For a discussion of this plan, see the Compensation Discussion and Analysis set forth above.
(4)	Represents the aggregate change in present value of the applicable NEO’s accumulated benefit under his or her respective RBA or the Amended Retirement Benefit Agreement (“Amended RBA”) for Mr. Coury. The change in Mr. Coury’s benefit from 2013 to 2014 is the result of Mr. Coury vesting in the remaining one-half of his supplemental retirement benefit under the Amended RBA on January 1, 2014. In computing these amounts, we used the same assumptions that were used to determine the expense amounts recognized in our 2014 financial statements. In 2014, the impact of the change in the applicable federal discount rates led to an increase in the present value of accumulated benefits of approximately $0.4 million for Ms. Bresch, less than $0.1 million for Mr. Sheehan, and approximately $0.1 million for Mr. Malik. For further information concerning the RBAs, see the Pension Benefits for 2014 table set forth below and the discussion under “Retirement Benefit Agreements” on page 46 of this 10-K/A.
(5)	Amounts shown in this column are detailed in the chart on the next page.

(6)	In order to show the effect that the year-over-year change in pension value had on total compensation, as determined under applicable SEC rules, we have included an additional column to show total compensation less the change in pension value. The amounts reported in the Total without Changes in Pension Value column differ substantially from the amounts reported in the Total column required under SEC rules and are not a substitute for total compensation. Total without Change in Pension Value represents total compensation, as determined under applicable SEC rules, minus the change in pension value reported in the Changes in Pension Value and Non-qualified Deferred Compensation Earnings column. The change in pension value is subject to many external variables that are not related to Company performance, such as interest rates. Therefore, we believe shareholders may find the accumulated pension benefits in the Pension Benefits for 2014 table on page 45 of this 10-K/A a more useful calculation of the pension benefits provided to the NEOs.
(7)	Mr. Korman retired from the Company effective July 1, 2014.

	Fiscal Year	Use of Company Provided Automobile ($)(a)	Personal Use of Company Aircraft ($)(b)	Lodging Reimbursement ($)(c)	Relocation Reimbursement ($)	Expatriate Benefits ($)(d)	401(k) and Profit Sharing Plan Matching and Profit Sharing Contribution ($)(e)	Restoration Plan Contribution ($)(f)	Other ($)(g)
Heather Bresch	2014	19,200	319,050	—	—	—	27,280	224,054	43,893
	2013	19,200	137,137	—	—	—	27,308	270,051	18,275
	2012	19,200	133,346	—	—	—	27,150	225,987	—
John D. Sheehan	2014	19,200	—	—	—	—	28,250	114,100	16,271
	2013	19,200	2,268	—	—	—	27,700	161,363	5,938
	2012	19,200	—	—	—	—	27,150	156,204	—
Rajiv Malik	2014	29,992	32,234	50,000	—	7,076,038	—	—	96,558
	2013	19,200	25,671	50,000	—	2,183,224	—	—	106,233
	2012	19,200	7,965	50,000	44,258	3,360,574	—	—	361,620
Anthony Mauro	2014	19,200	—	—	—	77,267	28,250	106,222	9,942
Robert J. Coury	2014	40,114	498,636	—	—	—	28,250	301,088	14,998
	2013	39,047	542,296	—	—	—	27,700	515,968	32,380
	2012	27,080	473,231	—	—	—	27,150	541,915	6,699
Harry Korman	2014	11,200	—	24,898	—	—	28,250	155,906	1,433,212
	2013	19,200	—	21,445	—	—	27,700	129,882	12,408
	2012	19,200	—	20,690	—	—	27,150	100,949	7,283
(a)	In the case of Ms. Bresch and Messrs. Sheehan, Mauro, and Korman, these numbers represent a vehicle allowance. In the case of Mr. Malik, this number represents a vehicle allowance for a portion of 2014 and the cost of a vehicle (based on lease value) and insurance for the remainder of the year. In the case of Mr. Coury, this number represents the cost of a vehicle (based on lease value), insurance, and ancillary expenses associated with such vehicle.
(b)	Amounts disclosed represent the actual aggregate incremental costs incurred by Mylan associated with the personal use of the Company’s aircraft. Incremental costs include annual average hourly fuel and maintenance costs, landing and parking fees, customs and handling charges, passenger catering and ground transportation, crew travel expenses, away from home hanger fees, and other trip-related variable costs. Because the aircraft are used primarily for business travel, incremental costs exclude fixed costs that do not change based on usage, such as pilots’ salaries, aircraft purchase or lease costs, home-base hangar costs, and certain maintenance fees. Aggregate incremental cost as so determined with respect to personal deadhead flights is allocable to the NEO. In certain instances where there are both business and personal passengers, the incremental costs per hour are pro-rated.
(c)	Represents a housing allowance afforded to Mr. Malik. For Mr. Korman, this represents the costs associated with his temporary housing in the Pittsburgh area.
(d)	Expatriate benefits for Mr. Malik represent income taxes paid by the Company in connection with Mr. Malik’s expatriate assignment to the United States from India effective January 1, 2012. Specifically, Mr. Malik is responsible for, and has continued to pay taxes equal to those he would have been obligated for had he maintained his principal work location and residence in India rather than having transferred, at the Company’s request, to the United States, while the Company has responsibility for all additional taxes, including Mr. Malik’s tax obligations on the imputed income associated with the Company’s payment of taxes on his behalf. Amounts shown for 2014, 2013, and 2012 for Mr. Malik are net of the Company’s estimated tax refunds for each year. Estimated refunds were approximately $1.5 million for 2014, $0.3 million for 2013, and $1.6 million for 2012. Expatriate benefits for Mr. Mauro represent income taxes paid by the Company in connection with certain equity awards held by Mr. Mauro relating to a period when he provided services in Canada.
(e)

In 2014, amounts disclosed for Ms. Bresch included a matched contribution of $17,500, and a profit sharing contribution from the Company of $9,780. In 2014, such amounts for each of Messrs. Sheehan, Mauro, Coury, and Korman were $17,500 and $10,750, respectively. In 2013, amounts disclosed for Ms. Bresch included the total of a $9,808 matched contribution and $17,500 in Company profit sharing, and for each of Messrs. Sheehan, Coury, and Korman such amounts were $10,200 and

$17,500, respectively. In 2012, amounts disclosed for Ms. Bresch and Messrs. Sheehan, Coury, and Korman included the total of a $10,000 matched contribution of each executive and a $17,150 profit sharing contribution from the Company. Effective April 1, 2013, Ms. Bresch and Messrs. Sheehan and Coury are no longer eligible to receive matching contributions under the Restoration Plan.
(f)	See pages 45 and 46 of this 10-K/A for further information regarding Restoration Plan contributions.
(g)	Represents out of pocket medical, vision, health insurance, long-term disability and life insurance retention plan premiums. For Mr. Malik, it also represents employee contributions to the Provident Fund, a statutory plan in India, and a health insurance premium. For Mr. Korman, it also includes consideration for his services as a consultant ($626K) and certain other limited benefits following his retirement, his unused vacation payout ($463K) as well as his life insurance retention plan payout ($336K) and aircraft usage. Also includes: events and memberships; certain security services; life insurance retention plan premium for Heather Bresch and Anthony Mauro; long-term disability premium for Heather Bresch, Harry Korman, Anthony Mauro, John Sheehan and Robert Coury; and executive physical for Heather Bresch and John Sheehan.

Grants of Plan-Based Awards for 2014

The following table summarizes grants of plan-based awards made to each NEO during 2014.

			Estimated Future Payments Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payments Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(4)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Heather Bresch			900,000	1,800,000	3,600,000	—	—	—	—	—	—	—
	3/5/2014	2/25/2014	—	—	—	32,235	64,470	96,705	—	—	—	3,600,005
	3/5/2014	2/25/2014	—	—	—	—	—	—	21,490	—	—	1,200,002
	3/5/2014	2/25/2014	—	—	—	—	—	—	—	65,502	55.84	1,199,997
	2/25/2014		—	—	—	—	—	—	—	1,400,000	53.33	13,202,000
John D. Sheehan			325,000	650,000	1,300,000	—	—	—	—	—	—	—
	3/5/2014	2/24/2014	—	—	—	8,731	17,461	26,192	—	—	—	975,022
	3/5/2014	2/24/2014	—	—	—	—	—	—	5,820	—	—	324,989
	3/5/2014	2/24/2014	—	—	—	—	—	—	—	17,740	55.84	324,997
	2/25/2014		—	—	—	—	—	—	—	250,000	53.33	2,357,500
Rajiv Malik			517,500	1,035,000	2,070,000	—	—	—	—	—	—	—
	3/5/2014	2/24/2014	—	—	—	16,924	33,847	50,771	—	—	—	1,890,016
	3/5/2014	2/24/2014	—	—	—	—	—	—	11,282	—	—	629,987
	3/5/2014	2/24/2014	—	—	—	—	—	—	—	34,389	55.84	630,006
	2/25/2014		—	—	—	—	—	—	—	1,200,000	53.33	11,316,000
Anthony Mauro			275,000	550,000	1,100,000	—	—	—	—	—	—	—
	3/5/2014	2/24/2014	—	—	—	5,910	11,819	17,729	—	—	—	659,973
	3/5/2014	2/24/2014	—	—	—	—	—	—	3,940	—	—	220,010
	3/5/2014	2/24/2014	—	—	—	—	—	—	—	12,009	55.84	220,005
	2/25/2014		—	—	—	—	—	—	—	250,000	53.33	2,357,500
Robert J. Coury			843,750	1,687,500	3,375,000	—	—	—	—	—	—	—
	3/5/2014	2/25/2014	—	—	—	29,012	58,023	87,035	—	—	—	3,240,004
	3/5/2014	2/25/2014	—	—	—	—	—	—	19,341	—	—	1,080,001
	3/5/2014	2/25/2014	—	—	—	—	—	—	—	58,952	55.84	1,080,001
	2/25/2014		—	—	—	—	—	—	—	1,000,000	53.33	9,430,000
			—	—	20,000,000	—	—	—	—	—	—	—
Harry Korman			287,500	575,000	1,150,000	—	—	—	—	—	—	—
	3/5/2014	2/24/2014	—	—	—	6,179	12,357	18,536	—	—	—	690,015
	3/5/2014	2/24/2014	—	—	—	—	—	—	4,119	—	—	230,005
	3/5/2014	2/24/2014	—	—	—	—	—	—	—	12,555	55.84	230,008
	2/25/2014		—	—	—	—	—	—	—	250,000	53.33	2,357,500
(1)	The performance goals under the short-term incentive compensation program applicable to the NEOs during 2014 are described above in the Compensation Discussion and Analysis. For Mr. Coury, also includes the performance incentive opportunity granted in connection with the extension of his Executive Employment Agreement and described above in the Compensation Discussion and Analysis.
(2)	Consist of PRSUs awarded under the 2003 Plan. In early 2015, these awards, other than Mr. Korman’s awards, were accelerated in connection with the Abbott Transaction as described above in the Compensation Discussion and Analysis. The treatment of Mr. Korman’s awards in connection with his retirement is described below following the table entitled “Outstanding Equity Awards at End of 2014.”
(3)	Consist of RSUs awarded under the 2003 Plan. In early 2015, these awards, other than Mr. Korman’s awards, were accelerated in connection with the Abbott Transaction as described above in the Compensation Discussion and Analysis. The vesting terms that were applicable to these awards, and the treatment of Mr. Korman’s awards in connection with his retirement, are described below following the table entitled “Outstanding Equity Awards at the End of 2014.”

(4)	Represents (a) the grant of ten-year stock options and (b) the grant of SARs in connection with the One-Time Special Performance-Based Incentive Program. Stock options were granted with an exercise price equal to the closing price of the Company’s common stock on the date of grant and SARs under the One-Time Special Performance-Based Incentive Program were granted with an exercise price that was $2.00 higher than the closing price of the Company’s common stock on the date of grant. These awards were not accelerated in connection with the Abbott Transaction, and remain outstanding pursuant to their terms, other than Mr. Korman’s SAR awards, which were forfeited in connection with his retirement, and Mr. Korman’s options awards, which accelerated and vested in accordance with his retirement. The vesting terms applicable to these awards are described below following the table entitled “Outstanding Equity Awards at the End of 2014.”
(5)	Represents the grant date fair value of the specific award granted to the NEO. For information regarding assumptions used in determining such value, please refer to Note 10 to the Company’s Consolidated Financial Statements contained in the Form 10-K for the year ended December 31, 2014.

Outstanding Equity Awards at the End of 2014

The following table sets forth information concerning all of the outstanding equity-based awards held by each NEO as of December 31, 2014.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Heather Bresch	142,222	—	21.13	3/3/2020	—	—	—	—
	123,835	—	22.66	3/2/2021	—	—	—	—
	117,337	58,669	23.44	2/22/2022	—	—	—	—
	47,211	94,420	30.90	3/6/2023	—	—	—	—
	—	65,502	55.84	3/5/2024	—	—	—	—
	—	1,400,000	53.33	3/15/2019	—	—	—	—
	—	—	—	—	18,665	1,052,146	65,326	3,682,427
	—	—	—	—	21,359	1,204,007	96,117	5,418,115
	—	—	—	—	21,490	1,211,391	64,470	3,634,174
John D. Sheehan	13,239	—	22.66	3/2/2021	—	—	—	—
	54,478	27,239	23.44	2/22/2022	—	—	—	—
	15,499	30,996	30.90	3/6/2023	—	—	—	—
	—	17,740	55.84	3/5/2024	—	—	—	—
	—	250,000	53.33	3/15/2019	—	—	—	—
	—	—	—	—	8,666	488,502	30,330	1,709,702
	—	—	—	—	7,012	395,266	31,553	1,778,643
	—	—	—	—	5,820	328,073	17,461	984,277
Rajiv Malik	96,296	—	21.13	3/3/2020	—	—	—	—
	80,264	—	22.66	3/2/2021	—	—	—	—
	80,460	40,230	23.44	2/22/2022	—	—	—	—
	28,374	56,748	30.90	3/6/2023	—	—	—	—
	—	34,389	55.84	3/5/2024	—	—	—	—
	—	1,200,000	53.33	3/15/2019	—	—	—	—
	—	—	—	—	12,799	721,480	44,795	2,525,094
	—	—	—	—	12,837	723,622	57,767	3,256,326
	—	—	—	—	11,282	635,966	33,847	1,907,955
Anthony Mauro	4,865	—	22.66	3/2/2021	—	—	—	—
	3,132	11,566	23.44	2/22/2022	—	—	—	—
	10,015	20,028	30.90	3/6/2023	—	—	—	—
	—	12,009	55.84	3/5/2024	—	—	—	—
	—	250,000	53.33	3/15/2019	—	—	—	—
	—	—	—	—	3,680	207,442	12,879	725,989
	—	—	—	—	4,530	255,356	20,388	1,149,272
	—	—	—	—	3,940	222,098	11,819	666,237
Robert J. Coury	402,963	—	21.13	3/3/2020	—	—	—	—
	330,228	—	22.66	3/2/2021	—	—	—	—
	181,035	90,517	23.44	2/22/2022	—	—	—	—
	51,502	103,004	30.90	3/6/2023	—	—	—	—
	—	58,952	55.84	3/5/2024	—	—	—	—
	—	1,000,000	53.33	3/15/2019	—	—	—	—
	—	—	—	—	28,797	1,623,287	100,789	5,681,476
	—	—	—	—	23,300	1,313,421	104,854	5,910,620
	—	—	—	—	19,341	1,090,252	58,023	3,270,757

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Harry Korman	4,732	—	21.13	3/3/2020	—	—	—	—
	4,413	—	22.66	3/2/2021	—	—	—	—
	19,277	—	23.44	2/22/2022	—	—	—	—
	32,904	—	30.90	3/6/2023	—	—	—	—
	12,555	—	55.84	3/5/2024	—	—	—	—
(1)	Vesting of all of the unvested options listed above, other than those at the $55.84 exercise price, ISOs and SARs at the $53.33 exercise price, accelerated as of January 29, 2015 in connection with the Abbott Transaction as described above in the Compensation Discussion and Analysis. Vesting dates applicable to the unvested stock options at the $55.84 exercise price for Ms. Bresch, and Messrs. Sheehan, Malik, Mauro, and Coury are as follows, in each case subject to continued employment with the Company: one-third of such options vested on March 5, 2015, and the remaining options will vest 50% on each of March 5, 2016 and 2017. Vesting dates applicable to the unvested ISOs for Ms. Bresch, and Messrs. Sheehan, Mauro, and Coury are as follows, in each case subject to continued employment with the Company: ISOs at the $23.44 exercise price vested on February 22, 2015 and ISOs at the $30.90 exercise price will vest on March 6, 2016. Mr. Malik does not hold any ISOs. Subject to applicable employment agreement provisions, following termination of employment, vested stock options will generally remain exercisable for 30 days following termination, except that (i) in the case of termination because of disability, 100% of options become vested and vested options will remain exercisable for two years following termination; (ii) in the case of a termination due to a reduction in force, vested options will remain exercisable for one year following termination; and (iii) in the case of death or retirement, or a participant’s death within two years following termination because of disability, 100% of options become vested and vested options will remain exercisable for the remainder of the original term. In the case of options granted in 2011, 2012, 2013, and 2014 to Mr. Coury and in 2013 and 2014 to Ms. Bresch and Mr. Malik, following termination of employment without “cause” or resignation for “good reason” (as determined pursuant to the applicable employment agreement), 100% of options become vested and vested options will remain exercisable for one year following termination. Vesting conditions applicable to the SARs granted under the One-Time Special Performance-Based Incentive Program are described above in the Compensation Discussion and Analysis. All of Mr. Korman’s unvested options vested on July 1, 2014 in connection with his retirement from the Company, as provided in his award agreements.
(2)	Vesting of all of the RSUs listed above accelerated as of January 29, 2015 in connection with the Abbott Transaction as described above in the Compensation Discussion and Analysis. In accordance with their terms, all of these awards granted in 2012 would have vested upon a change in control or upon the executive officer’s retirement from the Company. In the case of awards granted in 2013 and 2014, awards would vest upon either the executive officer’s retirement from the Company or upon (i) a change in control and (ii) an involuntary termination without cause or a voluntary resignation for good reason occurs within two years following the change in control, unless otherwise specifically determined by the Compensation Committee. In the case of Mr. Coury’s awards and awards granted in 2013 and 2014 to Ms. Bresch and Mr. Malik, the awards would also vest upon the executive’s termination without “cause” or resignation for “good reason” as defined in the applicable employment agreement. Mr. Korman’s RSUs were forfeited on July 1, 2014 in connection with his retirement from the Company, as provided in his award agreements, and are therefore not reflected in the table above.
(3)	The market value of RSUs and PRSUs was calculated using the closing price of the Company’s common stock as of December 31, 2014.
(4)	All of the PRSUs listed above accelerated as of January 29, 2015 in connection with the Abbott Transaction as described above in the Compensation Discussion and Analysis. Vesting of such PRSUs was based on the target number of shares subject to such PRSUs, except for the PRSUs granted in 2012, which were vested based on actual performance achieved since the performance period for such PRSUs ended on December 31, 2013. Mr. Korman’s PRSUs were forfeited on July 1, 2014 in connection with his retirement from the Company, as provided in his award agreements, and are therefore not reflected in the table above.

Option Exercises and Stock Vested for 2014

The following stock awards were exercised or became vested for the NEOs during 2014:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)
Heather Bresch	175,000	5,511,937	232,722	12,946,434
John D. Sheehan	19,475	678,509	57,853	3,179,653
Rajiv Malik	200,000	6,772,847	152,661	8,489,693
Anthony Mauro	20,000	627,324	34,028	1,892,322
Robert J. Coury	165,700	5,387,061	258,895	14,269,686
Harry Korman	31,970	996,765	26,541	1,449,946

(1)	This number of vested shares includes PRSU awards described above in the Compensation Discussion and Analysis. The number of PRSUs that vested at target amounts were 71,988 for Ms. Bresch, 49,233 for Mr. Malik, 37,063 for Mr. Sheehan, 5,379 for Mr. Mauro, 178,729 for Mr. Coury, and 15,170 for Mr. Korman.

Pension Benefits for 2014

The following table summarizes the benefits accrued by the NEOs as of December 31, 2014 under the RBA (or deferred compensation plan, in the case of Mr. Malik) in effect with the NEO. The Company does not sponsor any other defined benefit pension programs covering the NEOs.

Name	Plan Name(1)	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Heather Bresch	Retirement Benefit Agreement	10	5,658,345	—
John D. Sheehan	Retirement Benefit Agreement	4	1,100,438	—
Rajiv Malik	The Executive Plan for Rajiv Malik(3)	N/A	297,251	—
Rajiv Malik	Retirement Benefit Agreement	8	2,714,191	—
Anthony Mauro	N/A	N/A	—	—
Robert J. Coury	Retirement Benefit Agreement	13	48,830,803	—
Harry Korman	N/A	N/A	—	—

(1)	Messrs. Mauro and Korman are not party to an RBA.
(2)	See page 33 of this 10-K/A for further information on the value of the accumulated pension benefit.
(3)	This is a deferred compensation plan established for the benefit of Mr. Malik. The Company is no longer contributing to this plan.

Nonqualified Deferred Compensation

The following table sets forth information relating to the Restoration Plan for 2014. There was no NEO participation in the Mylan Executive Income Deferral Plan in 2014.

Name	Aggregate Balance at Last FYE ($)	Executive Contributions in Last FY ($)	Company Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at FYE ($)
Heather Bresch	1,506,719	249,662	224,054	136,388	—	2,116,823
John D. Sheehan	900,373	100,100	114,100	77,704	—	1,192,277
Anthony Mauro	521,945	110,157	106,222	34,228	—	772,552
Robert J. Coury	3,315,838	151,600	301,088	267,115	—	4,035,641
Harry Korman	828,910	102,112	155,906	14,100	—	1,101,028

(1)	These amounts include earnings (losses), dividends, and interest provided on account balances, including the change in value of the underlying investments in which our NEOs are deemed to be invested. These amounts are not reported in the Summary Compensation Table.

Restoration Plan

The Restoration Plan permits employees (including certain NEOs) who earn compensation in excess of the limits imposed by Section 401(a)(17) of the Code to (i) defer a portion of base salary and bonus compensation, (ii) be credited with a Company matching contribution in respect of deferrals under the Restoration Plan, and (iii) be credited with Company non-elective contributions (to the extent so made by the Company), in each case, to the extent that participants otherwise would be able to defer or be credited with such amounts, as applicable, under the Company’s Profit Sharing 401(k) Plan if not for the limits on contributions and deferrals imposed by the Code. Company matching contributions immediately vest and Company profit-sharing contributions are subject to an initial three-year vesting period. Upon a change in control (as defined in the Restoration Plan), a participant will become 100% vested in any unvested portion of his or her matching contributions or non-elective contributions. In connection with the Abbott Transaction, the Board amended the Restoration Plan to provide that the transaction would not be considered a change in control. Distributions of a participant’s vested account balance will be made in a lump sum within sixty days following a participant’s separation from service (or such later date as may be required by Section 409A of the Code).

Ms. Bresch and Messrs. Sheehan and Coury are no longer eligible to receive matching contributions under the Restoration Plan.

Retirement Benefit Agreements

In December 2004, the Company entered into an RBA with Mr. Coury. This RBA has been modified from time to time (as defined above, the “Amended RBA”). Additionally, the Company entered into RBAs with Ms. Bresch and Mr. Malik in August 2009, and Mr. Sheehan in February 2011 (together with Mr. Coury’s Amended RBA, the “RBAs”). The information below is based upon the RBAs in effect as of December 31, 2014.

Pursuant to the Amended RBA, upon any termination of employment, Mr. Coury is entitled to receive a lump sum retirement benefit (the “Retirement Benefit”) equal to the present value of a monthly retirement benefit equal to 50% of the sum of his base salary as of December 31, 2011, and the average of the three highest annual cash bonuses paid to Mr. Coury during the five years preceding January 1, 2012, for a period of 15 years, discounted to Mr. Coury’s current age from 55. As a result of his years of service, Mr. Coury has fully vested in his Retirement Benefit. Pursuant to the terms of the Amended RBA, Mr. Coury is eligible to receive a supplemental retirement benefit equal to 20% of the sum of his base salary as of December 31, 2011 and the average of the three highest annual cash bonuses paid to Mr. Coury in the five years preceding January 1, 2012 (the “Supplemental Retirement Benefit”). The Supplemental Retirement Benefit vested 50% on January 1, 2013 and 50% on January 1, 2014. In connection with the extension of his employment agreement in 2014, Mr. Coury’s RBA was amended to fix the discount rate used for purposes of the RBA, so that the Company’s obligation would no longer be subject to variations in the appropriate discount rate.

Pursuant to the RBAs of Ms. Bresch and Messrs. Sheehan and Malik, upon retirement following completion of ten or more years of service, each executive would be entitled to receive a lump sum retirement benefit equal to the present value of an annual payment of 20%, 15%, and 15%, respectively, of the sum of their base salary and target annual bonus on the date of retirement, for a period of 15 years, discounted to the executive’s current age from age 55. Having completed ten years of continuous service as an executive, Ms. Bresch is now vested 100% in her retirement benefit. Mr. Sheehan completed his fifth year of service with the Company on April 1, 2015, and has vested 50% in his retirement benefit, with an additional 10% vesting each year of service for up to five additional years. However, the values presented in this 10-K/A with respect to Mr. Sheehan’s RBA were determined as of December 31, 2014 and therefore were determined assuming Mr. Sheehan was only 40% vested in his retirement benefit. Mr. Malik has completed eight years of continuous service with the Company, and has vested 80% in his retirement benefit, with an additional 10% of the retirement benefit vesting after each year of service for up to two additional years.

Upon the occurrence of a change in control of the Company, each executive would become fully vested in his or her retirement benefit and would be entitled to receive a lump sum payment equal to the net present value of the retirement benefit, further discounted to the executive’s current age from age 55, as soon as practicable following any subsequent termination of employment. If an executive dies while employed by the Company, the executive’s beneficiary would be entitled to receive a lump sum payment equal to the greater of (i) two times the executive’s current base salary or (ii) the net present value of the retirement benefit. As described above, each of the relevant executive officers executed a one-time waiver providing that the Abbott Transaction did not constitute a change in control for purposes of the RBAs.

Ms. Bresch and Messrs. Sheehan and Malik’s RBAs provide that if the executive’s employment is terminated without cause or for good reason, the executive will receive additional years of service credit corresponding to the applicable severance multiplier under his or her Transition and Succession Agreement.

Each of the RBAs provides that the executive is prohibited for one year following termination from engaging in activities that are competitive with the Company’s activities, provided that this provision will have no effect if, after the occurrence of a change in control, the Company refuses, fails, or disputes any payments to be made to the executive under the RBA, whether or not the executive actually receives payment under the RBA.

Ms. Bresch and Messrs. Sheehan and Malik’s RBAs provide that during the five-year period following termination, except for any termination occurring following a change in control, the Company may request that the executive provide consulting services for the Company, which services will be reasonable in scope, duration, and frequency, and not to exceed 20 hours per month. The hourly rate for such consulting services will be determined by the parties at the time, but may not be less than $500 per hour, payable monthly. The executive would also be entitled to reimbursement of all out-of pocket expenses incurred in the course of providing these services.

Information concerning the estimated value of benefits under the RBAs assuming retirement as of December 31, 2014 is at “Potential Payments Upon Termination or Change in Control” on page 48 of this Form 10-K/A.

In 2007, the Company established a nonqualified deferred compensation plan for Mr. Malik, who was then living outside the United States and therefore unable to participate in the Company’s 401(k) plan. Although the Company no longer contributes to the account, the plan account will be distributed to Mr. Malik upon the Company’s termination of the plan, the termination of Mr. Malik’s employment, or other qualifying distribution events, such as his retirement, disability, or death.

Employment Agreements

The Company was party to employment agreements with each of the NEOs in 2014. The information below is based on the employment agreements in effect as of December 31, 2014. For a further description of the employment agreements with Ms. Bresch and Messrs. Malik and Coury, see “Extension of Senior Executive Employment Agreements” on page 23 of this Form 10-K/A.

Mr. Coury. The Company and Mr. Coury entered into an employment agreement in February 2014, effective January 1, 2014. Mr. Coury’s employment agreement has a term of five years (through January 1, 2019, unless earlier terminated or extended in accordance with its terms). Pursuant to his employment agreement in effect as of December 31, 2014, Mr. Coury is entitled to an annual base salary of $1,350,000 and is eligible for an annual performance-based target bonus of at least 125% of base salary which will be payable upon the achievement of the performance targets. Mr. Coury is also entitled to participate in long-term incentive and equity plans of the Company at the discretion of the Compensation Committee and to receive employee benefits and other fringe benefits no less favorable than the benefits to which he was entitled under his original employment agreement. Throughout the term of the agreement and for a period of two years following Mr. Coury’s termination of employment for any reason, he may not engage in activities that are competitive with the Company’s activities and may not solicit the Company’s customers or employees.

For a description of the termination provisions of Mr. Coury’s employment agreement in effect as of December 31, 2014, please see below, at “Potential Payments Upon Termination or Change in Control” on page 48 of this Form 10-K/A.

Ms. Bresch and Messrs. Sheehan, Malik, Mauro, and Korman. The Company entered into amended and restated employment agreements with Ms. Bresch and Mr. Malik in February 2014, effective January 1, 2014, entered into an amended and restated employment agreement with Mr. Sheehan in July 2013, and entered into amended and restated employment agreements with Messrs. Mauro and Korman in October 2011, effective January 1, 2012. In early 2015, the Company took action to extend the term of Mr. Mauro’s employment agreement. Since Mr. Korman retired from the Company effective July 1, 2014, his amended and restated employment agreement is no longer in effect. Each of these agreements provides for the payment of a minimum base salary of $1,200,000, $650,000, $900,000, and $460,000, with respect to Ms. Bresch and Messrs. Sheehan, Malik, and Mauro, respectively, subject to reduction in the event of similar decreases among the Company’s executives in the case of Ms. Bresch and Messrs. Malik, and Mauro. Mr. Korman’s agreement provided for the payment of a minimum base salary of $575,000, subject to reduction in the event of similar decreases among the Company’s executives. Each employment agreement also provides for, and in the case of Mr. Korman, provided for, the executive’s eligibility to receive a discretionary bonus and fringe benefits of employment as are customarily provided to senior executives of the Company.

The agreements provide for a target bonus equal to 150%, 100%, 115%, and 75% of base salary with respect to Ms. Bresch and Messrs. Sheehan, Malik, and Mauro, respectively. Mr. Korman’s agreement provided for a target bonus equal to 100% of his base salary. Each of Ms. Bresch, Messrs. Sheehan, Malik, and Mauro agreements also provide that throughout the term of the agreement and for a period of one year following the executive’s termination of employment for any reason, the executive may not engage in activities that are competitive with the Company’s activities and may not solicit the Company’s customers or employees. Mr. Korman’s employment agreement also contained such restrictions, which Mr. Korman will remain subject to until July 1, 2015, the first anniversary of his retirement from the Company.

For a description of the termination provisions under these agreements, please see immediately below, at “Potential Payments Upon Termination or Change in Control”.

Potential Payments Upon Termination or Change in Control

The following discussion summarizes the termination and change in control-related provisions of the employment agreements, RBAs, and transition and succession agreements entered into between the Company and the applicable NEO and in effect as of December 31, 2014, and termination of employment and change in control provisions under the 2003 Plan. Since Mr. Korman retired from the Company effective July 1, 2014, and was therefore not subject to any such agreement as of December 31, 2014, his former agreements are not described below. The treatment of the One-Time Performance-Based Awards upon a termination of employment is described above in the Compensation Discussion and Analysis. In the discussions that follow, all amounts payable upon termination or change in control that include the value of equity, include the value, if any, attributable to the One-Time Performance-Based Awards.

Termination Under Employment Agreements

Mr. Coury. Under Mr. Coury’s employment agreement in effect as of December 31, 2014, if Mr. Coury’s employment were terminated for any reason, he will be entitled to a payment equal to three times his “annual cash compensation” (defined as the sum of Mr. Coury’s base salary as in effect on December 31, 2011, plus the higher of (i) the average annual bonus awarded to Mr. Coury with respect to 2009, 2010, and 2011 or (ii) Mr. Coury’s 2011 target bonus), and a pro-rated annual bonus for the year of termination based on actual performance, which would be reduced by Company-provided death benefits in the event of the termination of Mr. Coury’s employment due to death. Mr. Coury will also be provided with continued health and other benefits and aircraft usage for three years following any such termination of employment, and will be eligible to participate in the Company’s Supplemental Health Insurance Plan. In addition, if Mr. Coury’s employment is terminated without “cause” or for “good reason” (each as defined under his employment agreement in effect as of December 31, 2014), all equity-based awards and Mr. Coury’s $20 million performance incentive award will fully vest.

If Mr. Coury’s employment with the Company had terminated on December 31, 2014, by the Company without cause or by Mr. Coury for good reason prior to a change in control, under his current employment agreement he would have been entitled to cash severance payments and other benefits having an aggregate value of $44,547,026, and equity awards having an intrinsic value as of December 31, 2014 of approximately $27,565,293 would have become vested. If Mr. Coury’s employment with the Company had terminated on December 31, 2014, because of his death, he would have been entitled to cash severance payments and other benefits under his employment agreement in effect as of December 31, 2014 (including equity awards) having an aggregate value of $68,473,954. If Mr. Coury’s employment with the Company had terminated on December 31, 2014, because of his disability, he would have been entitled to cash severance payments and other benefits under his employment agreement in effect as of December 31, 2014 (including equity awards) having an estimated aggregate value as of December 31, 2014 of $72,112,319.

Ms. Bresch. Under Ms. Bresch’s employment agreement in effect as of December 31 2014, if Ms. Bresch were to resign for “good reason” or be terminated by the Company without “cause” (each as defined in her employment agreement in effect as of December 31, 2014), or if her employment were terminated due to death or disability, in each case, prior to a change in control, she would be entitled to a lump sum payment equal to two times her annual base salary, two years of health benefits at the Company’s cost, and a pro rata bonus based upon the actual bonus she would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would be reduced by Company-provided death or disability benefits in the event of termination of Ms. Bresch’s employment due to death or disability. Pursuant to the applicable individual award agreements, if Ms. Bresch’s employment is terminated without cause or for good reason, all outstanding equity-based awards granted to Ms. Bresch beginning in 2013 would have fully vested. Pursuant to the terms of Ms. Bresch’s employment agreement in effect of December 31, 2014, if the term of employment were not extended or renewed, she would have been entitled to the same payments and benefits as if she had been terminated without cause. If the Company had offered to renew Ms. Bresch’s term of employment on substantially similar terms and conditions, and Ms. Bresch rejected such offer, she would have been entitled to a lump sum payment equal to 12 months’ continuation of base salary and health benefits at the Company’s cost.

If Ms. Bresch’s employment had been terminated on December 31, 2014, by the Company without cause or by Ms. Bresch for good reason prior to a change in control, she would have been entitled to cash severance and other benefits under her employment agreement in effect as of December 31, 2014 and equity awards having an estimated aggregate value of $19,631,167. If Ms. Bresch’s employment with the Company had terminated on December 31, 2014 because of her death or disability, she would have been entitled to cash severance payments and other benefits under her employment agreement in effect as of December 31, 2014 and equity awards having an aggregate value of $26,297,711.

Mr. Sheehan. Under Mr. Sheehan’s employment agreement, if Mr. Sheehan were to resign for “good reason” or be terminated by the Company without “cause” (each as defined in his current employment agreement), or if his employment were terminated due to death or disability, in each case, prior to a change in control, he would be entitled to a lump sum payment equal to his annual base salary, 12 months of health benefits at the Company’s cost, plus a pro rata bonus equal to the bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would be reduced by Company-provided death or disability benefits in the event of termination of Mr. Sheehan’s employment due to death or disability. If the term of employment in Mr. Sheehan’s current employment agreement is not extended or renewed on terms mutually acceptable to him and the Company, by the terms of his employment agreement, he would be entitled to a lump sum payment equal to 12 months’ continuation of base salary and health benefits at the Company’s cost.

If Mr. Sheehan’s employment had been terminated on December 31, 2014, by the Company without cause or by Mr. Sheehan for good reason prior to a change in control, he would have been entitled to cash severance and other benefits under his employment agreement having an estimated aggregate value of $1,858,815. If Mr. Sheehan’s employment with the Company had terminated on December 31, 2014, because of his death or disability, he would have been entitled to cash severance payments and other benefits under his employment agreement and equity awards having an aggregate value of $9,239,128.

Mr. Malik. Under Mr. Malik’s employment agreement in effect as of December 31, 2014, if Mr. Malik were to resign for “good reason” or be terminated by the Company without “cause” (each as defined in his employment agreement in effect as of December 31, 2014), or if his employment were terminated due to death or disability, in each case, prior to a change in control, he would be entitled to a lump sum payment equal to one and one half times his annual base salary, 18 months of health benefits at the Company’s cost, and a pro rata bonus based upon the actual bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would be reduced by Company-provided death or disability benefits in the event of termination of Mr. Malik’s employment due to death or disability. Pursuant to the applicable individual award agreements, if Mr. Malik were to resign for good reason or be terminated by the Company without cause, all outstanding equity-based awards granted to Mr. Malik beginning in 2013 would have fully vested. Pursuant to the terms of Mr. Malik’s employment agreement in effect as of December 31, 2014, if the terms of employment were not extended or renewed, he would have been entitled to the same payments and benefits as if he had been terminated without cause. If the Company had offered to renew Mr. Malik’s term of employment on substantially similar terms and conditions, and Mr. Malik rejected such offer, he would have been entitled to a lump sum payment equal to 12 months’ continuation of base salary and health benefits at the Company’s cost.

If Mr. Malik’s employment had been terminated on December 31, 2014, by the Company without cause or by Mr. Malik for good reason prior to a change in control, he would have been entitled to cash severance and other benefits under his employment agreement in effect as of December 31, 2014 and equity awards having an estimated aggregate value of $11,261,093. If Mr. Malik’s employment with the Company had terminated on December 31, 2014, because of his death or disability, he would have been entitled to cash severance payments and other benefits under his current employment agreement and equity awards having an aggregate value of $15,832,441.

Mr. Mauro. Under Mr. Mauro’s employment agreement, if Mr. Mauro were to be discharged by the Company without “cause” (each as defined in his current employment agreement) or if his employment were terminated due to death or disability, in each case, prior to a change in control, he would be entitled to a lump sum payment equal to his annual base salary, 12 months of health benefits at the Company’s cost and a pro rata bonus equal to the bonus he would have been entitled to receive for the fiscal year in which the termination occurs. Such payments and benefits would be reduced by Company-provided death or disability benefits in the event of termination of Mr. Mauro’s employment due to death or disability. If the term of employment in Mr. Mauro’s current employment agreement is not extended or renewed, he will be entitled to the same payments and benefits as if he had been terminated without cause.

If Mr. Mauro’s employment had been terminated on December 31, 2014, by the Company without cause, he would have been entitled to cash severance and other benefits under his current employment agreement having an estimated aggregate value of $1,578,094. If Mr. Mauro’s employment with the Company had been terminated on December 31, 2014, because of death or his disability, he would have been entitled to benefits under his current employment agreement and equity awards having an aggregate value of $5,701,833.

Retirement Benefit Agreements

Mr. Coury. If the employment of Mr. Coury had terminated for any reason on December 31, 2014, Mr. Coury would have been entitled to an estimated lump sum payment equal to $48,830,803 under his Amended RBA.

Ms. Bresch and Messrs. Sheehan and Malik. If the employment of each of Ms. Bresch and Messrs. Sheehan and Malik had terminated for any reason on December 31, 2014, each of the executives would have been entitled to lump sum payments having the following estimated values under their respective RBAs: (i) in the case of termination by the Company for “cause” or by the executive without “good reason”, as defined in the executive’s employment agreement, $5,658,345; $0; and $2,714,191, respectively; (ii) in the case of a termination by the Company without cause or by the executive for good reason, $5,658,345; $1,638,950; and $3,392,739, respectively; and (iii) in the case of termination because of death or disability, $5,658,345; $2,329,114; and $3,392,739, respectively. If a change in control had occurred on December 31, 2014, each of Ms. Bresch and Messrs. Sheehan and Malik would be entitled upon a simultaneous termination of employment to the benefit the executive would have been entitled to under her or his RBA in the case of termination because of death or disability.

As discussed above, in connection with the Abbott Transaction, the executive officers executed a one-time waiver of accelerated vesting of the benefits under their RBAs.

Termination Under Transition and Succession Agreements (Change in Control)

Mr. Coury. Pursuant to Mr. Coury’s prior employment agreement, Mr. Coury waived his right to the cash severance payments and continuation benefits under his transition and succession agreement dated December 2, 2004, as amended. This waiver does not apply to Mr. Coury’s right under the transition and succession agreement to receive from the Company a gross-up payment for any excise tax on “excess parachute payments” and reimbursement of legal fees associated with good faith disputes regarding termination of employment, in seeking benefits under the transition and succession agreement.

Pursuant to Mr. Coury’s employment agreement in effect as of December 31, 2014, if a change in control had occurred on December 31, 2014, and Mr. Coury’s employment had been terminated without cause or for good reason on the same date, then Mr. Coury would not have been entitled to payment of cash severance or continuation benefits under his transition and succession agreement. However, under his employment agreement in effect as of December 31, 2014, he would be entitled to the cash severance and other benefits described above under “Employment Agreements.” Under his transition and succession agreement, Mr. Coury would also have been entitled to a gross-up payment for any excise tax on “excess parachute payments” estimated at $22,903,413.

Ms. Bresch and Messrs. Sheehan, Malik, and Mauro. The transition and succession agreements with the other NEOs provide that if the executive’s employment is terminated other than for cause (including death or disability) or if the executive terminates his or her employment for good reason, in each case prior to a change in control under certain circumstances (such as in the event the termination arose in connection with the change in control) or within two years following the occurrence of a change in control, or, under certain circumstances, for any reason within 90 days following the first anniversary of a change in control, the executive would become entitled to receive a lump sum severance payment, equal to, in the case of Ms. Bresch and Messrs. Sheehan and Malik, the higher of (i) the compensation and benefits payable under his or her employment agreement as if the change in control were deemed to be a termination without cause under the employment agreement and (ii) a lump sum severance payment in an amount equal to three times the sum of base salary and highest bonus paid to the executive under the employment agreement or the transition and succession agreement, or, in the case of Mr. Mauro, a lump-sum severance payment in an amount equal to the greater of three times the sum of base salary and the higher cash bonus paid to Mr. Mauro by the Company as reflected on Mr. Mauro’s W-2 in (a) the tax year immediately preceding the year in which the date of termination occurs or (b) the year in which the change in control occurs. Such payments and benefits would be reduced by Company-provided death or disability benefits in the event of the executive’s termination due to death or disability. Each executive would additionally be entitled to continuation of health and insurance benefits for a period of three years. The transition and succession agreements for each of these NEOs also provide for a gross-up payment for any excise tax on “excess parachute payments.”

If a change in control had occurred on December 31, 2014, and the employment of each of Ms. Bresch and Messrs. Sheehan, Malik, and Mauro had been terminated on the same date under circumstances entitling them to payments under their transition and succession agreements, the executives would have been entitled to cash severance and other benefits (which includes the vesting of equity awards and the valuation of other perquisites and are in addition to the Retirement Benefit which they would receive as described above) having an estimated aggregate value as follows: for Ms. Bresch, $39,436,694; for Mr. Sheehan, $15,352,034; for Mr. Malik, $26,001,592; and for Mr. Mauro, $10,956,285. Ms. Bresch and Messrs. Sheehan, Malik, and Mauro would also have been entitled to a gross-up payment for excise taxes estimated at $12,299,039, $5,928,376, $7,661,828, and $3,991,561, respectively.

2003 Long-Term Incentive Plan, as amended

The 2003 Plan, as amended, provides that, unless otherwise provided in an award agreement, at the time of a change in control (as defined in the 2003 Plan), (i) each stock option and SAR outstanding will become immediately and fully exercisable, (ii) all restrictions applicable to awards of restricted stock and RSUs will terminate in full, (iii) all performance awards (with certain limited exceptions) will become fully payable at the maximum level, and (iv) all other stock-based awards will become fully vested and payable.

With respect to annual equity awards granted in 2014, except for awards granted under the One-Time Special Performance-Based Incentive Program, the applicable award agreements contain “double trigger” vesting provisions that provide for accelerated vesting only if (i) there has been a change in control and (ii) an involuntary termination without cause or a voluntary resignation for good reason occurs within two years following the change in control, unless otherwise specifically determined by the Compensation Committee.

A description of the material terms that apply to stock options, RSUs, PRSUS, and SARs held by the NEOs may be found in the footnotes to the table above entitled “Outstanding Equity Awards at the End of 2014”. If a change in control had occurred on December 31, 2014, the intrinsic value of vesting equity-based awards held by the NEOs would have equaled approximately: for Mr. Coury, $27,565,293; for Ms. Bresch, $24,829,824; for Mr. Sheehan $8,140,314; for Mr. Malik, $16,206,815; and for Mr. Mauro, $4,883,740.

As discussed above, in connection with the Abbott Transaction, the vesting of all equity-based awards (other than awards granted under the One-Time Special Performance-Based Incentive Program, ISOs and stock options granted in 2014) held by the executive officers (other than Mr. Korman, who retired in July 2014) was accelerated.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee during 2014 (Ms. Cameron, Dr. Maroon, Mr. Parrish, and Mr. Piatt) was an officer or employee of the Company, and no executive officer of the Company served on the compensation committee or board of any company that employed any member of the Compensation Committee or the Board.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information concerning our executive officers is contained in the discussion entitled “Equity Compensation Plan Information” in Item 12 of Part III of the Original Filing.

The following table sets forth information regarding the beneficial ownership of ordinary shares of Mylan N.V. as of April 20, 2015 by (i) Mylan N.V.’s Directors, CEO, Chief Financial Officer, the three other most highly compensated executive officers of Mylan N.V. who were serving at the end of 2014, and Mr. Korman, and (ii) all Directors and executive officers of Mylan N.V. as a group (based on 489,868,169 ordinary shares of Mylan N.V. outstanding as of such date). For purposes of this table, and in accordance with the rules of the SEC, shares are considered “beneficially owned” if the person, directly or indirectly, has sole or shared voting or investment power over such shares. A person is also considered to beneficially own shares that he or she has the right to acquire within 60 days of April 20, 2015. To Mylan N.V.’s knowledge, the persons in the following table have sole voting and investment power, either directly or through one or more entities controlled by such person, with respect to all of the shares shown as beneficially owned by them, unless otherwise indicated in the footnotes below.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Options Exercisable and Restricted Shares Vesting within 60 Days	Percent of Class
Heather Bresch	545,884	(1)	44,709	*
Wendy Cameron	64,487		2,974	*
Hon. Robert J. Cindrich	8,135		2,974	*
Robert J. Coury	1,281,647	(2)	42,526	*
JoEllen Lyons Dillon	3,609		2,974	*

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Options Exercisable and Restricted Shares Vesting within 60 Days	Percent of Class
Neil Dimick, C.P.A.	38,587		2,974	*
Melina Higgins	27,351	(3)	9,597	*
Harry Korman(4)	30,971	(5)	25,966	*
Douglas Leech, C.P.A.	31,380		2,974	*
Rajiv Malik	489,230		11,463	*
Joseph C. Maroon, M.D.	11,787		2,974	*
Anthony Mauro	83,510	(6)	13,026	*
Mark W. Parrish	29,660		2,974	*
Rodney L. Piatt, C.P.A.	33,135		79,525	*
John D. Sheehan, C.P.A.	138,318		23,419	*
Randall L. (Pete) Vanderveen, Ph.D., R.Ph.	35,787		2,974	*
All Directors and executive officers as a group (15 persons, but not including Mr. Korman(4))	2,822,507	(7)	248,057	*

*	Less than 1%.
(1)	Includes 1,157 shares held in Ms. Bresch’s 401(k) account.
(2)	Includes 4,957 shares held in Mr. Coury’s 401(k) account.
(3)	Includes 19,000 shares held by Ms. Higgins’ spouse.
(4)	Mr. Korman retired from Mylan Inc. effective July 1, 2014.
(5)	Includes 1,001 shares held in Mr. Korman’s 401(k) account.
(6)	Includes 5,574 shares held in Mr. Mauro’s 401(k) account.
(7)	Includes 11,688 shares held in the executive officers’ 401(k) accounts.

Security Ownership of Certain Beneficial Owners

The following table lists the names and addresses of the shareholders known to management to own beneficially more than five percent of the ordinary shares of Mylan N.V. as of April 20, 2015 (based on 489,868,169 ordinary shares of Mylan N.V. outstanding as of such date):

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Subsidiaries of Abbott Laboratories(1)	69,750,000	(2)	14.2%
c/o Abbott Laboratories, 100 Abbott Park Road, Abbott Park, IL 60064-6092
BlackRock, Inc.	34,852,351	(3)(5)	7.1%
55 East 52nd Street, New York, NY 10022
The Vanguard Group, Inc.	28,841,159	(4)(5)	5.9%
100 Vanguard Boulevard, Malvern, PA 19355

(1)	Abbott and its subsidiaries that own ordinary shares of Mylan N.V. are subject to the terms of the Shareholder Agreement (the “Shareholder Agreement”), dated February 27, 2015, by and among Mylan N.V., Abbott, Laboratoires Fournier S.A.S. (“Abbott France”), Abbott Established Products Holdings (Gibraltar) Limited (“Abbott Gibraltar”), and Abbott Investments Luxembourg S.à.r.l. (“Abbott Luxembourg” and, together with Abbott France and Abbott Gibraltar, the “Abbott Subsidiaries”). The Shareholder Agreement will terminate when Abbott no longer beneficially owns any of the ordinary shares of Mylan N.V. issued to it in connection with the Abbott Transaction. So long as Abbott beneficially owns at least five percent of the ordinary shares of Mylan N.V., Abbott is required to vote each Mylan N.V. voting security (a) in favor of all those persons nominated and recommended to serve as directors of Mylan N.V.’s Board of Directors or any applicable committee thereof and (b) with respect to any other action, proposal, or matter to be voted on by the shareholders of Mylan N.V. (including through action by written consent), in accordance with the recommendation of the Mylan N.V. Board of Directors or any applicable committee thereof. However, Abbott is free to vote at its discretion in connection with any proposal submitted for a vote of the Mylan N.V. shareholders in respect of (a) the issuance of equity securities in connection with any merger, consolidation, or business combination of Mylan N.V., (b) any merger, consolidation, or business combination of Mylan N.V., or (c) the sale of all or substantially all the assets of Mylan N.V., except where such proposal has not been approved or recommended by the Mylan N.V. Board of Directors, in which event Abbott must vote against the proposal. Further information on the Shareholder Agreement can be found in the Registration Statement.
(2)

Based on Schedule 13D/A filed by Abbott and the Abbott Subsidiaries with the SEC on April 10, 2015 (the “Schedule 13D/A”), Abbott has sole voting power over 0 shares, shared voting power over 69,750,000 shares, sole dispositive power over 0 shares, and shared dispositive power over 69,750,000 shares; Abbott France has sole voting power, shared voting power, sole dispositive power and shared dispositive power over 0 shares; Abbott Gibraltar has sole voting power over 0 shares, shared voting power over 62,782,018 shares, sole dispositive power over 0 shares, and shared dispositive power over 62,782,018 shares; and Abbott Luxembourg has sole voting power over 0 shares, shared voting power over 6,967,982 shares, sole dispositive power over 0 shares, and shared dispositive power over 6,967,982 shares. According to Item 4 of the Schedule 13D/A filed by Abbott on April 6, 2015, on March 31, 2015, the Abbott Subsidiaries entered into an Underwriting Agreement (the “Underwriting Agreement”) with Morgan Stanley & Co. LLC and Goldman Sachs & Co., as representatives of the several underwriters named therein, and Mylan N.V. relating to an underwritten public resale offering by the Abbott Subsidiaries of an aggregate of 35,000,000 ordinary shares of Mylan N.V. (the “Offering”). The ordinary shares were sold at a price of $56.89125 per ordinary share. This amount represents the $58.35 public offering price per ordinary share, less underwriting discounts and commissions of $1.45875 per ordinary share. The Offering was completed on April 6, 2015. Pursuant to the Underwriting Agreement, Abbott Luxembourg, for no additional consideration, granted the representatives of the Underwriters a 30-day option to purchase up to an additional 5,250,000 ordinary shares of Mylan N.V. from Abbott Luxembourg on the same terms. According to Item 4 of the Schedule 13D/A filed by Abbott on April 10, 2015, on April 7, 2015, the representatives of the Underwriters delivered notice of their exercise of the foregoing option in full. The sale of ordinary shares pursuant to the exercise of the option was completed on April 10, 2015.
(3)	Based on Schedule 13G/A filed by BlackRock, Inc. with the SEC on January 15, 2015 with respect to Mylan Inc., BlackRock, Inc. has sole voting power over 31,701,037 shares, shared voting power over 0 shares, sole dispositive power over 34,852,351 shares, and shared dispositive power over 0 shares.
(4)	Based on Schedule 13G/A filed by The Vanguard Group, Inc. with the SEC on February 11, 2015 with respect to Mylan Inc., The Vanguard Group, Inc. has sole voting power over 651,279 shares, shared voting power over 0 shares, sole dispositive power over 28,228,670 shares, and shared dispositive power over 612,489 shares.
(5)	On February 27, 2015, in connection with the Abbott Transaction, each share of Mylan Inc. common stock issued and outstanding was canceled and automatically converted into and became the right to receive one Mylan N.V. ordinary share.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The Board annually reviews certain relationships and related party transactions, with respect to Directors, as part of its assessment of each Director’s independence. Based on a review of the transactions between the Company and its Directors and executive officers, their immediate family members, and their affiliated entities, the Company has determined that during 2014, it was a party to the following transactions in which the amount involved exceeds $120,000 and in which any of the Company’s Directors, executive officers, or greater than five percent shareholders, or any of their immediate family members or affiliates, have a direct or indirect material interest:

As previously disclosed, Mylan has engaged Coury Financial Group, LP (“CFG”), Coury Investment Advisors, Inc. (“CIA”), and Coury Consulting, L.P. (“Coury Consulting”), the principals of which are brothers of Robert J. Coury, Executive Chairman, to provide certain services to the Company. CFG, CIA, and Coury Consulting are in the business of providing strategic business consulting and corporate benefits advice and services, among others. Since approximately 1995, CFG and CIA have served as the broker in connection with several of the Company’s employee benefit programs. In 2014, CFG and CIA received payments of approximately $575,000 for these services directly from the insurance carriers. Commencing January 1, 2015, the Company modified the arrangement with CFG and CIA to provide for a fixed base fee of $37,500 per month to be paid by the Company for a period of three years, corresponding to the term of agreements negotiated with certain benefit plan carriers and capping payments over that time period. However, where required by law, CFG and CIA will continue to receive commissions directly from certain other benefit plan carriers.

Since approximately 2000, Coury Consulting from time to time has been engaged to provide specialized consulting and advisory services to Mylan. Most recently, Mylan engaged Coury Consulting to provide consulting and advisory services with regard to Mylan’s Human Resources function as well as certain of the Company’s compensation, benefits, and health care related programs. In 2014, the Company paid Coury Consulting $360,000 in fees, and the firm was eligible for an additional performance payment at the end of the then-current 15 month contract term that began on October 1, 2013; in 2015, the Company made a performance payment of $500,000 for that contract term based on, among other factors, exceptional performance and results. The Company amended the agreement with Coury Consulting effective January 1, 2015 at a rate of $40,000 per month for 12 months, with the possibility of another performance payment at the end of the term in the Company’s discretion.

John Todd, son of C.B. Todd (a Director of Mylan until April 2014), earned approximately $187,000 in compensation (which includes income recognized from the exercise or vesting of previous years’ stock options and restricted stock unit bonuses, respectively) for employment by the Company’s subsidiary, Mylan Pharmaceuticals Inc., as a Senior Manager in 2014. John Todd has been employed by Mylan Pharmaceuticals Inc. since 1999.

As discussed in the Explanatory Note and Item 13 (Security Ownership of Certain Beneficial Owners) of this Amendment, on February 27, 2015 the Abbott Transaction was completed pursuant to which Mylan N.V. issued 110,000,000 ordinary shares (worth approximately $6.31 billion) to various Abbott affiliates and pursuant to which Abbott became a holder of over 5% of Mylan N.V’s outstanding ordinary shares.

In 2013, the Board approved a related party transactions policy that establishes guidelines for reviewing and approving transactions involving any Director or certain executives in which (1) the aggregate amount involved will or may be expected to exceed $25,000; (2) the Company or an affiliate of the Company is a participant; and (3) any related party has or will have a direct or indirect interest.

Director Independence

The Board has determined that Ms. Cameron, Judge Cindrich, Ms. Dillon, Mr. Dimick, Ms. Higgins, Mr. Leech, Dr. Maroon, Mr. Parrish, Mr. Piatt, and Dr. Vanderveen are independent Directors under the applicable NASDAQ listing standards. In making these determinations, the Board considered, with respect to: (1) Dr. Maroon, that his daughter has worked for Mylan during one or more of the past several years and (2) Mr. Piatt, that the Company has paid minimal membership costs for several employees and has sponsored events at a facility indirectly owned, in part, by Mr. Piatt. The Board determined that such transactions, relationships or arrangements do not interfere with the exercise of independent judgment by these directors in carrying out their responsibilities as a Director of the Company. In connection with the 2014 Annual Meeting of Shareholders, the Board had determined that Mr. Todd was an independent Director under the applicable NASDAQ listing standards. In making that determination, the Board considered that Mr. Todd had a relative who worked for Mylan as well as his past employment and receipt of accrued benefits and determined that such transactions, relationships or arrangements did not interfere with the exercise of independent judgment by Mr. Todd in carrying out his responsibilities as Director of the Company. Mr. Todd did not stand for re-election at the 2014 Annual Meeting of Shareholders. Mr. Coury, Ms. Bresch, and Mr. Malik are not independent Directors due to their current service as the Company’s Executive Chairman, CEO, and President, respectively.

ITEM 14.	Principal Accounting Fees and Services

Deloitte & Touche LLP served as Mylan’s independent registered public accounting firm during 2014 and 2013, and no relationship exists other than the usual relationship between independent registered public accounting firm and client. Details about the nature of the services provided by, and the fees the Company paid to, Deloitte & Touche LLP for such services during 2014 and 2013 are set forth below.

	Dollars in Millions
	2014	2013
Audit Fees(1)	$5.8	5.4
Audit-Related Fees(2)	$0.4	0.2
Tax Fees(3)	$0.3	0.6
All Other Fees	$—	—
Total Fees	$6.5	6.2

(1)	Represents fees for professional services provided for the audit of the Company’s annual consolidated financial statements, the audit of the Company’s internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, reviews of the Company’s quarterly condensed consolidated financial statements, audit services provided in connection with other statutory or regulatory filings, and consultation on accounting, reporting and disclosure matters.
(2)	Represents fees for assurance services related to the audit of the Company’s annual consolidated financial statements, including the audit of the Company’s employee benefit plans, comfort letters, certain SEC filings and other agreed upon procedures.
(3)	Represents fees related primarily to tax return preparation, tax planning and tax compliance support services.

Audit Committee Pre-Approval Policy

The Audit Committee has a policy regarding pre-approval of audit, audit-related, tax, and other services that the independent registered public accounting firm may perform for the Company. Under the policy, the Audit Committee must pre-approve on an individual basis any requests for audit, audit-related, tax, and other services not covered by certain services that are pre-approved annually by the Audit Committee. The policy also prohibits the engagement of the independent registered public accounting firm for non-audit related financial information systems design and implementation, for certain other services considered to have an impact on independence, and for all services prohibited by the Sarbanes-Oxley Act of 2002. All services performed by Deloitte & Touche LLP during 2014 and 2013 were pre-approved by the Audit Committee in accordance with its policy.

PART IV

ITEM 15.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2015	MYLAN INC.
	By:	/s/ John D. Sheehan
John D. Sheehan
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Appendix A — Reconciliation of Non-GAAP Measures (Unaudited)

Adjusted Diluted EPS

	Year Ended December 31,
(Unaudited; in millions, except per share amounts)	2014		2013		2012		2011		2010
GAAP net earnings (loss) attributable to Mylan Inc. and GAAP diluted EPS	$929	$2.34	$624	$1.58	$641	$1.52	$537	$1.22	$224	$0.68
Purchase accounting related amortization (primarily included in cost of sales)(a)	419		371		391		365		309
Litigation settlements, net	48		(10)		(3)		49		127
Interest expense, primarily amortization of convertible debt discount	46		38		36		49		60
Non-cash accretion and fair value adjustments of contingent consideration liability	35		35		39		—		—
Clean energy investments pre-tax loss(b)	79		22		17		—		—
Financing related costs (included in other income (expense), net)	33		73		—		34		37
Acquisition related costs (primarily included in cost of sales and selling, general and administrative expense)	140		50		—		—		—
Restructuring and other special items included in:
Cost of sales	45		49		66		8		7
Research and development expense	18		52		12		4		10
Selling, general and administrative expense	67		71		105		45		63
Other income (expense), net	(11)		25		(1)		—		1
Tax effect of the above items and other income tax related items(c)	(432)		(260)		(216)		(198)		(253)
Preferred dividend(d)	—		—		—		—		122

Adjusted net earnings attributable to Mylan Inc. and adjusted diluted EPS	$1,416	$3.56	$1,140	$2.89	$1,087	$2.59	$893	$2.04	$707	$1.61

Weighted average diluted common shares outstanding(d)	398		395		420		439		438

(a)	Adjustment for purchase accounting related amortization expense for the year ended December 31, 2014, 2013, 2012, and 2011, respectively include $28 million, $18 million, $42 million and $16 million of intangible asset impairment charges.
(b)	Adjustment represents exclusion of the pre-tax loss related to Mylan’s clean energy investments, the activities of which qualify for income tax credits under section 45 of the U.S. Internal Revenue Code. The amount is included in other expense (income), net.
(c)	Adjustment for other income tax related items includes the exclusion from adjusted net earnings for the year ended December 31, 2014 of the tax benefit of approximately $150 million related to the merger of the Company’s wholly owned subsidiaries, Agila Specialties Private Limited and Onco Therapies Limited, into Mylan Laboratories Limited.
(d)	Adjusted diluted EPS for the year ended December 31, 2010, includes the full effect of the conversion of the company’s preferred stock into 125.2 million shares of common stock on November 15, 2010.

A-1

Adjusted EBITDA

	Year Ended December 31,
(Unaudited; in millions, except %)	2014	2013	2012	2011	2010
GAAP net earnings (loss) attributable to Mylan Inc. before preferred dividends	$929	$624	$641	$537	$345
Add adjustments:
Net contribution attributable to the noncontrolling interest and equity method investments	95	37	18	2	1
Income taxes	41	121	161	116	10
Interest expense	333	313	309	336	332
Depreciation and amortization	568	516	547	511	435

EBITDA	$1,966	$1,611	$1,676	$1,502	$1,123
Add / (deduct) adjustments:
Stock-based compensation expense	66	47	43	42	31
Litigation settlements, net	48	(10)	(3)	49	127
Restructuring & other special items	286	307	176	84	118

Adjusted EBITDA	$2,366	$1,955	$1,892	$1,677	$1,399

Adjusted EBITDA margins(a)	31%	28%	28%	27%	26%

(a)	Adjusted EBITDA margin is calculated as Adjusted EBITDA divided by total revenues.

Adjusted Operating Cash Flow

	Year Ended December 31,
(Unaudited; in millions)	2014	2013
GAAP net cash provided by operating activities	$1,015	$1,107
Add / (Deduct):
Payment (receipt) of litigation settlements	96	(2)
Payment of redemption premium	24	61
Acquisition related costs	64	13
R&D expense	21	46
Income tax items	(13)	(22)
Other	3	2

Adjusted cash provided by operating activities	$1,210	$1,205

Add / (Deduct):
Capital expenditures	(325)	(335)
Proceeds from sale of property, plant and equipment	—	25

Adjusted free cash flow	$885	$895

A-2

Return on Invested Capital

(Unaudited; in millions, except %)
	Year Ended December 31,
	2014	2013	2012	2011	2010

Adjusted pre-tax income	$1,893	$1,523	$1,466	$1,208	$970
Adjusted interest expense	252	243	242	288	271

Adjusted income before interest and tax	2,145	1,766	1,708	1,496	1,241
Estimated adjusted income tax expense(a)	(536)	(442)	(439)	(389)	(336)

Adjusted net operating profit after tax	$1,609	$1,324	$1,269	$1,107	$905

		As of December 31,
		2013	2012	2011	2010	2009

Total assets		$15,295	$11,932	$11,598	$11,537	$10,802
Cash & near cash items		(291)	(350)	(375)	(662)	(381)
Short-term investments		(44)	(34)	(31)	(29)	(28)
Current deferred income taxes		(250)	(229)	(203)	(259)	(249)
Non-current deferred income taxes		(78)	(88)	(39)	(58)	(37)
Cash Convertible Note Hedge		(1,303)	(636)	(460)	(472)	(411)
Forward starting swaps		(164)	—	—	—	—
Clean Coal		(415)	(74)	—	—	—
Agila CEV escrow		(100)	—	—	—	—
Restricted cash		(130)	(1)	(9)	(24)	(48)

Total invested assets		$12,520	$10,520	$10,481	$10,033	$9,648
Accounts payable		(953)	(778)	(703)	(565)	(518)
Other current liabilities		(1,146)	(984)	(996)	(1,058)	(935)
Income taxes payable		(50)	(34)	(43)	(15)	(69)

Total invested capital		$10,371	$8,724	$8,739	$8,395	$8,126

Intangible assets		2,518	2,224	2,631	2,501	2,385
Goodwill		4,340	3,516	3,518	3,599	3,331

Operational invested capital		$3,513	$2,984	$2,590	$2,295	$2,410

Total invested capital excluding goodwill		$6,031	$5,208	$5,221	$4,796	$4,795

Cash Return on Total Invested Capital(b)	16%	15%	15%	13%	11%
Cash Return on Operating Invested Capital(b)	46%	44%	49%	48%	38%
Cash Return on Invested Capital Excluding Goodwill(b)	27%	25%	24%	23%	19%
Weighted Average Cost of Capital	9%	8%	8%	9%	9%

(a)	Estimated adjusted income tax expense is the adjusted income tax rate multiplied by adjusted income before interest and tax.
(b)	Return on Invested Capital metrics are calculated as adjusted net operating profit after tax divided by invested capital, operating invested capital, and invested capital excluding goodwill as of December 31st of the prior year.

A-3